Form 10-Q
period 2006-03-31
Federal Home Loan Bank of Topeka
filed 2006-07-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52004
FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation	48-0561319
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Security Benefit Pl. Suite 100 Topeka, KS	66606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
785.233.0507
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ YES ☑ NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐YES ☑ NO
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of June 30, 2006
Class A Stock, par value $100	5,483,306
Class B Stock, par value $100	13,605,521

FEDERAL HOME LOAN BANK OF TOPEKA

Important Notice about Information in this Quarterly Report
In this quarterly report, unless the context suggests otherwise, references to the “FHLBank,” “FHLBank Topeka,” “we,” “us” and “our” mean the Federal Home Loan Bank of Topeka, and “FHLBanks” mean the 12 Federal Home Loan Banks, including the FHLBank Topeka.
The information contained in this quarterly report is accurate only as of the date of this quarterly report and as of the dates specified herein.
The product and service names used in this quarterly report are the property of the FHLBank, and in some cases, the other FHLBanks. Where the context suggests otherwise, the products, services and company names mentioned in this quarterly report are the property of their respective owners.
The FHLBank has filed a registration statement on Form 10 under the Securities Exchange Act of 1934 (referred in this report as “Form 10”) which has not yet become effective. Portions of the Form 10 are incorporated by reference in this report. The Form 10 is hereby amended by this report.
Special Cautionary Notice Regarding Forward-looking Statements
The information included or incorporated by reference in this quarterly report contains certain forward looking statements with respect to our financial condition, results of operations, plans, objectives, projections, estimates, predictions, future financial performance and ongoing business, including without limitation: statements that are not historical in nature, or statements preceded by, followed by or that include words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions. The FHLBank cautions that, by their nature, forward looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions and actual results may differ materially from those expressed, contemplated or implied by the forward looking statements or could affect the extent to which a certain plan, objective, projection, estimate or prediction is realized.
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
•	Economic and market conditions;

•	Demand for FHLBank advances resulting from changes in FHLBank members’ deposit flows and/or credit demands;

•	The volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (MPF Program1);

•	Pricing of various mortgage finance products under the MPF Program by the MPF Provider since the FHLBank does not control pricing;

•	Volatility of market prices, rates and indices that could affect the value of investments or collateral held by the FHLBank as security for the obligations of FHLBank stockholders and counterparties to derivatives and similar instruments;

•	Political events, including legislative, regulatory, judicial, or other developments that affect the FHLBank, its stockholders, counterparties and/or investors in the consolidated obligations of the 12 FHLBanks;

•	Competitive forces including, without limitation, other sources of funding available to FHLBank stockholders, other entities borrowing funds in the capital markets and the ability to attract and retain skilled individuals;

•	The pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks and operations of the FHLBank’s business effectively;

•	Changes in investor demand for consolidated obligations of the 12 FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;

•	Timing and volume of market activity;

•	Ability to introduce new FHLBank products and services, and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;

•	Risks related to the operations of the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;

•	Risk of loss arising from litigation filed against the FHLBank; and

•	Inflation/deflation.

[1]	“Mortgage Partnership,” “MPF” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

For additional information regarding these and other risks, see Item 1A, “Risk Factors” in the Form 10 incorporated by reference herein.
Any forward-looking statements made or incorporated by reference in this document or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION — Unaudited

(In thousands, except par value)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$349	$148
Interest bearing deposits	4,851,526	4,398,723
Overnight federal funds sold	3,327,000	3,179,500
Term federal funds sold	1,425,000	1,325,000
Trading securities (Note 2)	701,193	713,990
Available-for-sale securities[1] (Note 3)	101,463	102,689
Held-to-maturity securities[2] (Note 4)	7,563,996	7,440,009
Advances (Note 5)	27,396,914	27,086,568
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $784 and $756 (Note 6)	2,408,635	2,422,507
Accrued interest receivable	150,977	151,222
Premises and equipment, net	19,119	18,888
Derivative assets (Note 13)	30,740	22,018
Other assets	93,976	98,605

TOTAL ASSETS	$48,070,888	$46,959,867

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$120,522	$104,769
Overnight	1,014,600	685,900
Term	4,581	95,425
Other	10,860	7,460
Non-interest-bearing:
Other	7,196	7,159

Total deposits	1,157,759	900,713

Consolidated obligations, net (Note 10):
Discount notes	13,069,996	13,434,760
Bonds	31,006,739	29,888,619

Total consolidated obligations, net	44,076,735	43,323,379

Mandatorily redeemable capital stock (Note 11)	84,242	64,355
Accrued interest payable	273,781	251,208
Affordable Housing Program (Note 7)	33,113	30,567
Payable to Resolution Funding Corp. (REFCORP) (Note 8)	9,066	12,962
Derivative liabilities (Note 13)	467,994	412,994
Other liabilities	39,913	45,512

TOTAL LIABILITIES	46,142,603	45,041,690

Commitments and contingencies (Note 15)

Capital (Note 11):
Capital stock outstanding — putable:
Class A ($100 par value; 4,813 and 4,977 shares issued and outstanding)	481,384	497,759
Class B ($100 par value; 13,036 and 12,906 shares issued and outstanding)	1,303,546	1,290,582

Total capital stock	1,784,930	1,788,341

Retained earnings	151,449	137,270
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 3)	(6,309)	(5,622)
Net unrealized loss relating to hedging activities	(208)	(235)
Minimum pension liability	(1,577)	(1,577)

TOTAL CAPITAL	1,928,285	1,918,177

TOTAL LIABILITIES AND CAPITAL	$48,070,888	$46,959,867

[1]	Amortized cost: $107,772 and $108,311 at March 31, 2006 and December 31, 2005.

[2]	Fair value: $7,455,861 and $7,391,650 at March 31, 2006 and December 31, 2005.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME — Unaudited

(In thousands)

	For the Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME:
Interest bearing deposits	$51,246	$18,242
Overnight federal funds sold	34,331	21,041
Term federal funds sold	15,963	7,148
Trading securities	9,271	9,307
Available-for-sale securities	634	648
Held-to-maturity securities	91,641	70,878
Advances	310,819	182,519
Prepayment fees on terminated advances	1,003	2,445
Mortgage loans held for portfolio	30,595	30,644
Overnight loans to other Federal Home Loan Banks	15	98
Other	1,093	1,206

Total interest income	546,611	344,176

INTEREST EXPENSE:
Deposits	8,707	4,839
Consolidated obligations:
Discount Notes	147,071	79,019
Bonds	337,347	215,454
Overnight loans from other Federal Home Loan Banks	0	32
Securities sold under agreements to repurchase	0	24
Other borrowings	482	543
Mandatorily redeemable capital stock (Note 11)	621	80

Total interest expense	494,228	299,991

NET INTEREST INCOME	52,383	44,185
Provision for credit losses on mortgage loans	59	103

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	52,324	44,082

OTHER INCOME:
Service fees	336	284
Net gain (loss) on trading securities (Note 2)	(11,905)	(16,731)
Net realized and unrealized gain (loss) on derivatives and hedging activities	18,102	15,686
Net realized gain (loss) on retirement of debt	(1,813)	548
Other	836	891

Total other income	5,556	678

OTHER EXPENSES:
Salaries and benefits	4,460	4,043
Other operating	2,125	992
Finance Board	396	392
Office of Finance	435	368
Other	241	232

Total other expenses	7,657	6,027

INCOME BEFORE ASSESSMENTS	50,223	38,733

Affordable Housing Program (Note 7)	4,163	3,170
REFCORP (Note 8)	9,212	7,113

Total assessments	13,375	10,283

NET INCOME	$36,848	$28,450

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2005 AND 2006 — Unaudited

(In thousands)

						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
BALANCE — DECEMBER 31, 2004	3,256	$325,643	14,795	$1,479,426	$86,738	$(5,014)	$1,886,793
Proceeds from sale of capital stock	9	922	905	90,497			91,419
Repurchase/redemption of capital stock							0
Comprehensive income:
Net income					28,450
Other comprehensive income:
Net unrealized loss on available-for-sale (AFS) securities						(1,802)
Reclassification adjustment for gain (loss) on hedging activities included in net income						27
Total comprehensive income							26,675
Net transfer of shares to mandatorily redeemable capital stock and transfers between Class A and Class B	(23)	(2,350)	(1,244)	(124,377)			(126,727)
Dividends on capital stock (Class A — 3.5%, Class B — 4.5%):
Cash payment					(84)		(84)
Stock issued			193	19,279	(19,279)		0

BALANCE — MARCH 31, 2005	3,242	$324,215	14,649	$1,464,825	$95,825	$(6,789)	$1,878,076

BALANCE — DECEMBER 31, 2005	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock	2	230	910	90,997			91,227
Repurchase/redemption of capital stock			(79)	(7,922)			(7,922)
Comprehensive income:
Net income					36,848
Other comprehensive income:
Net unrealized loss on AFS securities						(687)
Reclassification adjustment for gain (loss) on hedging activities included in net income						27
Total comprehensive income							36,188
Net transfer of shares to mandatorily redeemable capital stock and transfers between Class A and Class B	(166)	(16,605)	(927)	(92,688)			(109,293)
Dividends on capital stock (Class A — 3.9%, Class B — 5.6%):
Cash payment					(92)		(92)
Stock issued			226	22,577	(22,577)		0

BALANCE — MARCH 31, 2006	4,813	$481,384	13,036	$1,303,546	$151,449	$(8,094)	$1,928,285

[1]	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS — Unaudited

(In thousands)

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,848	$28,450

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	2,130	(7,012)
Concessions on consolidated obligation bonds	907	3,252
Premiums and discounts on investments, net	(1,180)	1,841
Premiums, discounts and commitment fees on advances	(13,166)	(14,850)
Discounts on Housing and Community Development advances	(1)	(2)
Premiums, discounts and deferred loan costs on mortgage loans, net	295	451
Fair value adjustments on hedged assets or liabilities	13,905	18,561
Other comprehensive income	27	27
Premises and equipment	700	314
Provision for credit losses on mortgage loans	59	103
Non-cash interest on mandatorily redeemable capital stock	620	78
Net realized (gain) loss on early extinguishment of debt	1,813	(548)
Other (gains) losses	(4)	2
(Increase) decrease in trading securities	12,797	17,708
(Gain) due to change in net fair value adjustment on derivative and hedging activities	(23,698)	(12,875)
(Increase) decrease in accrued interest receivable	245	9,881
(Increase) decrease in derivative asset — net accrued interest receivable	(13,384)	(4,797)
(Increase) decrease in other assets	223	763
Increase (decrease) in accrued interest payable	22,573	1,460
(Increase) decrease in derivative liability — net accrued interest receivable	(16,321)	(13,393)
Increase (decrease) in Affordable Housing Program liability	2,546	943
Increase (decrease) in REFCORP liability	(3,896)	1,598
Increase (decrease) in other liabilities	(598)	(995)

Total adjustments	(13,408)	2,510

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,440	30,960

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits	(452,803)	(12,066)
Net (increase) decrease in overnight federal funds sold	(147,500)	1,199,000
Net (increase) decrease in term federal funds sold	(100,000)	(755,000)
Net (increase) decrease in short-term held-to-maturity securities	(206,053)	208,902
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	357,548	477,976
Purchases of long-term held-to-maturity securities	(268,762)	(349,275)
Principal collected on advances	98,919,602	77,160,617
Advances made	(99,324,436)	(76,231,580)
Principal collected on mortgage loans held for portfolio	64,306	63,990
Mortgage loans held for portfolio originated or purchased	(51,276)	(88,493)
Principal collected on other loans made	301	297
Purchases of premises and equipment	(931)	(587)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,210,004)	1,673,781

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) — UNAUDITED

(In thousands)

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$257,046	$(39,691)
Net proceeds from sale of consolidated obligation:
Bonds	2,606,584	3,553,040
Discount notes	218,927,893	193,735,133
Payments for maturing and retired consolidated obligation:
Bonds	(1,300,852)	(3,293,895)
Discount notes	(219,292,093)	(195,595,547)
Net increase (decrease) in securities sold under agreement to repurchase	0	103,750
Net increase (decrease) in other borrowings	(5,000)	(7,000)
Proceeds from issuance of capital stock	91,227	91,419
Payments for repurchase/redemption of capital stock	(7,922)	0
Payments for redemption of mandatorily redeemable capital stock	(90,026)	(252,301)
Cash dividends paid	(92)	(84)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,186,765	(1,705,176)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	201	(435)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	148	957

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$349	$522

Supplemental disclosures:
Interest paid	$529,057	$309,435

Affordable Housing Program payments	$2,281	$2,280

REFCORP payments	$13,108	$5,515

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
March 31, 2006

NOTE 1 — FINANCIAL STATEMENT PRESENTATION
The accompanying interim financial statements of the Federal Home Loan Bank of Topeka (FHLBank) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the FHLBank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2005. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (SEC) on May 15, 2006 (Form 10). The notes to the interim financial statements highlight significant changes to the notes included in the Form 10.
Use of Estimates: The preparation of financial statements under accounting standards generally accepted in the United States (GAAP) requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.
Reclassifications: Certain amounts in the March 31, 2005 and December 31, 2005 financial statements have been reclassified to conform to the March 31, 2006 presentations.
NOTE 2 — TRADING SECURITIES
Major Security Types: Trading securities as of March 31, 2006 and December 31, 2005 are summarized in the following table (in thousands):

	Estimated Fair Values
	March 31, 2006	December 31, 2005
FHLBank obligations[1]	$15,148	$15,284
Fannie Mae[2] obligations	181,416	183,851
Freddie Mac[2] obligations	498,988	508,274
Federal Farm Credit Bank[2] obligations	1,246	1,836

Subtotal	696,798	709,245

Ginnie Mae mortgage-backed securities[3]	4,395	4,745

TOTAL	$701,193	$713,990

[1]	See Note 15 for transactions with other FHLBanks.

[2]	Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of March 31, 2006 and December 31, 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006	December 31, 2005
Due in one year or less	$51,876	$0
Due after one year through five years	239,619	191,541
Due after five years through 10 years	405,303	517,704
Due after 10 years	0	0

Subtotal	696,798	709,245

Mortgage-backed securities	4,395	4,745

TOTAL	$701,193	$713,990

Net gains (losses) on trading securities during the periods ended March 31, 2006 and 2005 included a change in net unrealized holding loss of $11,905,000 and $16,731,000 for securities held on March 31, 2006 and 2005, respectively.
NOTE 3 — AVAILABLE-FOR-SALE SECURITIES
Major Security Types: The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of March 31, 2006 and December 31, 2005 are as follows (in thousands). All securities as of March 31, 2006 and December 31, 2005 were U.S. Treasury obligations.

				Estimated
	Amortized		Gross Unrealized	Fair
	Cost	Gross Unrealized Gains	Losses	Values
As of March 31, 2006	$107,772	$0	$6,309	$101,463

As of December 31, 2005	$108,311	$0	$5,622	$102,689

Redemption Terms: The amortized cost and estimated fair values of available-for-sale securities by contractual maturity as of March 31, 2006 and December 31, 2005 are shown in the following table (in thousands). None of these securities are callable or prepayable.

	March 31, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	107,772	101,463	108,311	102,689
Due after five years through 10 years	0	0	0	0
Due after 10 years	0	0	0	0

TOTAL	$107,772	$101,463	$108,311	$102,689

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of March 31, 2006 and December 31, 2005, respectively, were fixed rate securities.
Gains and Losses: There were no sales of available-for-sale securities during the periods ended March 31, 2006 or 2005.

NOTE 4 — HELD-TO-MATURITY SECURITIES
Major Security Types: Held-to-maturity securities as of March 31, 2006 are summarized in the following table (in thousands):

				Estimated
	Amortized		Gross Unrealized	Fair
	Cost	Gross Unrealized Gains	Losses	Values
Fannie Mae[1] obligations	$150,092	$0	$467	$149,625
Freddie Mac[1] obligations	99,725	25	0	99,750
State or local housing agency obligations	283,038	1,830	5,150	279,718
Commercial paper	1,036,875	0	0	1,036,875

Subtotal	1,569,730	1,855	5,617	1,565,968

Mortgage-backed securities:
Fannie Mae[1]	829,966	1,677	9,032	822,611
Freddie Mac[1]	977,458	1,475	13,688	965,245
Ginnie Mae[2]	21,013	224	0	21,237
Other (private issuers)	4,165,829	2,776	87,805	4,080,800

Mortgage-backed securities	5,994,266	6,152	110,525	5,889,893

TOTAL	$7,563,996	$8,007	$116,142	$7,455,861

Held-to-maturity securities as of December 31, 2005 are summarized in the following table (in thousands):

				Estimated
	Amortized		Gross Unrealized	Fair
	Cost	Gross Unrealized Gains	Losses	Values
Fannie Mae[1] obligations	$150,064	$0	$345	$149,719
Freddie Mac[1] obligations	99,656	469	0	100,125
State or local housing agency obligations	308,520	3,900	2,050	310,370
Commercial paper	829,614	0	0	829,614

Subtotal	1,387,854	4,369	2,395	1,389,828

Mortgage-backed securities:
Fannie Mae[1]	847,488	2,682	8,437	841,733
Freddie Mac[1]	891,590	2,876	8,644	885,822
Ginnie Mae[2]	22,767	279	0	23,046
Other (private issuers)	4,290,310	2,994	42,083	4,251,221

Mortgage-backed securities	6,052,155	8,831	59,164	6,001,822

TOTAL	$7,440,009	$13,200	$61,559	$7,391,650

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.

[2]	Ginnie Mae securities are guaranteed by the U.S. government.
The FHLBank concluded that, based on the creditworthiness of the issuers and/or any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities. Additionally, the FHLBank has the ability and the intent to hold such securities through to recovery of the unrealized losses.
The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $8,027,000 and $7,174,000 as of March 31, 2006 and December 31, 2005, respectively. Other investments included net discounts of $183,000 and $280,000 as of March 31, 2006 and December 31, 2005, respectively.
Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of March 31, 2006 and December 31, 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006		December 31, 2005
		Estimated Fair		Estimated Fair
	Amortized Cost	Values	Amortized Cost	Values
Due in one year or less	$1,286,692	$1,286,250	$879,476	$879,145
Due after one year through five years	10,355	10,962	210,213	211,488
Due after five years through 10 years	5,785	5,818	6,045	6,107
Due after 10 years	266,898	262,938	292,120	293,088

Subtotal	1,569,730	1,565,968	1,387,854	1,389,828

Mortgage-backed securities	5,994,266	5,889,893	6,052,155	6,001,822

TOTAL	$7,563,996	$7,455,861	$7,440,009	$7,391,650

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,440,735	$1,251,529
Variable rate	128,995	136,325

Subtotal	1,569,730	1,387,854

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	32,005	34,105
Variable rate	29,167	30,705
Collateralized mortgage obligations:
Fixed rate	3,918,082	3,797,609
Variable rate	2,015,012	2,189,736

Subtotal	5,994,266	6,052,155

TOTAL	$7,563,996	$7,440,009

Gains and Losses: There were no sales of held-to-maturity securities during the periods ended March 31, 2006 or 2005.
NOTE 5 — ADVANCES
Redemption Terms: As of March 31, 2006 and December 31, 2005, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances, see Note 7) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	March 31, 2006		December 31, 2005
		Weighted Average		Weighted Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in one year or less	$14,107,819	4.61%	$13,882,971	4.07%
Due after one year through two years	2,632,435	4.14	2,261,672	3.79
Due after two years through three years	2,031,802	4.49	1,809,983	4.40
Due after three years through four years	1,909,737	4.97	2,236,074	4.56
Due after four years through five years	2,066,738	5.12	2,110,185	5.28
Due after five years	4,732,800	4.27	4,775,513	4.16

Total par value	27,481,331	4.56%	27,076,398	4.22%

Discounts on HCD advances	(55)		(57)
Premiums on other advances	144		153
Discounts on other advances	(140,250)		(153,325)
SFAS 133 fair value adjustments	55,744		163,399

TOTAL	$27,396,914		$27,086,568

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The FHLBank’s advances as of March 31, 2006 and December 31, 2005 include callable advances totaling $3,322,520,000 and $2,751,870,000, respectively. The table below summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	March 31, 2006	December 31, 2005
Due in one year or less	$16,437,729	$14,914,361
Due after one year through two years	1,859,033	2,218,200
Due after two years through three years	1,908,834	1,685,962
Due after three years through four years	1,806,520	2,132,856
Due after four years through five years	1,941,783	2,010,185
Due after five years	3,527,432	4,114,834

TOTAL PAR VALUE	$27,481,331	$27,076,398

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank’s advances as of March 31, 2006 and December 31, 2005 included convertible advances totaling $4,578,888,000 and $4,966,453,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	March 31, 2006	December 31, 2005
Due in one year or less	$17,419,689	$17,599,759
Due after one year through two years	3,210,110	2,731,080
Due after two years through three years	2,107,152	2,019,283
Due after three years through four years	1,562,837	1,921,974
Due after four years through five years	1,122,173	1,165,969
Due after five years	2,059,370	1,638,333

TOTAL PAR VALUE	$27,481,331	$27,076,398

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Par amount of advances:
Fixed rate	$21,701,276	$21,876,531
Variable rate	5,780,055	5,199,867

TOTAL PAR VALUE	$27,481,331	$27,076,398

NOTE 6 — MORTGAGE LOANS HELD FOR PORTFOLIO
The Mortgage Partnership Finance® (MPF®) Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby participating FHLBank members originate and credit enhance home mortgage loans that are owned by the FHLBank. Dependent upon a member’s product selection, however, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.
The following table presents information as of March 31, 2006 and December 31, 2005 on mortgage loans held for portfolio (in thousands):

	March 31, 2006	December 31, 2005
Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$900,000	$919,285
Fixed rate, long-term, single-family mortgages	1,505,406	1,499,886

Total par value	2,405,406	2,419,171
Premiums	16,589	17,242
Discounts	(12,217)	(12,761)
Deferred loan costs, net	157	161
SFAS 133 fair value adjustments	(516)	(550)

Total before Allowance for Credit Losses on Mortgage Loans	2,409,419	2,423,263
Allowance for Credit Losses on Mortgage Loans	(784)	(756)

Mortgage Loans, net	$2,408,635	$2,422,507

[1]	Medium-term is defined as a term of 15 years or less.
The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $635,000 and $653,000 for the three months ended March 31, 2006 and 2005, respectively.

The allowance for credit losses on mortgage loans for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	March 31, 2006	March 31, 2005
Balance, beginning of year	$756	$424
Provision for credit losses on mortgage loans	59	103
Charge-offs	(31)	0
Recoveries	0	0

Balance, end of period	$784	$527

NOTE 7 — AFFORDABLE HOUSING PROGRAM
The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (herein referred to as “SFAS 150”) and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 8.
The amount set aside is charged to income and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s regulatory income before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the 12 FHLBanks. There were no shortfalls for the periods ended March 31, 2006 or 2005.
The following table details the change in the AHP liability for the three months ended March 31, 2006 and 2005 (in thousands):

	March 31, 2006	March 31, 2005
Appropriated and reserved AHP funds as of the beginning of the period	$30,567	$25,559
AHP set aside based on current year income	4,163	3,170
Direct grants disbursed	(2,281)	(2,280)
Recaptured funds[1]	664	54

Appropriated and reserved AHP funds as of the end of the period	$33,113	$26,503

[1]	Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to FHLBank is required by regulation. In most cases, recaptured funds are returned as a result of AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property. Recaptured funds are reallocated to future periods.
NOTE 8 — RESOLUTION FUNDING CORP. (REFCORP)
Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 7. The Resolution Funding Corp. has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to the Resolution Funding Corp., who then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.
The FHLBanks will continue to expense these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300,000,000 annual annuity (or a scheduled payment of $75,000,000 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by FHLBank Topeka cannot be determined at this time because of the interrelationships of all future FHLBanks’ earnings and interest rates. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.
The Finance Board is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment by the 12 FHLBanks falls short of $75,000,000.
The FHLBanks’ aggregate payments through 2005 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the fourth quarter of 2017. The FHLBanks’ aggregate payments through 2005 have satisfied $44,698,000 of the $75,000,000 scheduled payment for the fourth quarter of 2017 and all scheduled payments thereafter.
The benchmark payments or portions thereof could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75,000,000 in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300,000,000 annual annuity. Any payment beyond April 15, 2030, will be paid to the Department of Treasury.
The following table details the change in the REFCORP liability for the three months ended March 31, 2006 and 2005 (in thousands):

	March 31, 2006	March 31, 2005
REFCORP obligation as of the beginning of the period	$ 12,962	$ 6,872
REFCORP assessments	9,212	7,113
REFCORP payments	(13,108)	(5,515)

REFCORP obligation as of the end of the period	$ 9,066	$ 8,470

NOTE 9 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The FHLBank has entered into sales of securities under agreements to repurchase with a limited number of securities dealers, all of which the Federal Reserve Bank of New York has designated as “primary dealers.” The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Statements of Condition. The securities sold under agreements to repurchase are delivered to the primary dealers. If during the terms of the agreements the market values of the underlying securities increase above or decrease below the market value required as collateral, adjustments will be made to the principal amounts of the repurchase agreements or to the amount of securities delivered to the primary dealer. There were no securities sold under agreements to repurchase as of March 31, 2006 or at any time during the first quarter of 2006. There were no securities sold under agreements to repurchase as of December 31, 2005. However, repurchase liabilities averaged $3,458,000 during the first quarter of 2005. The maximum amount outstanding at any time during the three months ended March 31, 2005 was $103,750,000.
NOTE 10 — CONSOLIDATED OBLIGATIONS
Consolidated obligations are the joint and several obligations of the FHLBanks and consist of bonds and discount notes. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.
Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
		Weighted Average		Weighted Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in one year or less	$6,975,188	3.73%	$6,217,517	3.74%
Due after one year through two years	4,257,741	3.75	4,784,031	3.45
Due after two years through three years	4,253,539	3.99	4,097,282	3.75
Due after three years through four years	2,307,885	3.90	2,398,025	3.91
Due after four years through five years	2,512,310	4.53	2,185,348	4.25
Due after five years	11,418,496	4.69	10,729,471	4.69

Total par value	31,725,159	4.19%	30,411,674	4.08%

Premiums	13,571		15,705
Discounts	(17,101)		(17,268)
SFAS 133 fair value adjustments	(714,890)		(521,492)

TOTAL	$31,006,739		$29,888,619

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2006 and December 31, 2005 includes callable bonds totaling $20,324,925,000 and $19,350,242,000, respectively.
The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity or Next Call Date	March 31, 2006	December 31, 2005
Due in one year or less	$25,262,198	$23,705,938
Due after one year through two years	2,117,160	2,341,260
Due after two years through three years	1,668,321	1,636,196
Due after three years through four years	768,455	813,700
Due after four years through five years	486,950	431,905
Due after five years	1,422,075	1,482,675

TOTAL PAR VALUE	$31,725,159	$30,411,674

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Par value of consolidated obligation bonds:
Fixed rate	$16,802,820	$15,999,770
Step ups	9,094,430	9,289,430
Range bonds	4,608,375	3,906,375
Zero coupon	219,534	216,099
Simple variable rate	1,000,000	1,000,000

TOTAL PAR VALUE	$31,725,159	$30,411,674

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rates
March 31, 2006	$13,069,996	$13,095,304	4.56%

December 31, 2005	$13,434,760	$13,458,956	3.95%

NOTE 11 — CAPITAL
The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the GLB Act and the Finance Board’s new capital structure regulation. The FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as Class B Common Stock and retained earnings, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the Finance Board has not placed any such requirement on the FHLBank to date. In addition, the GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio and at least a 5.0 percent leverage capital ratio, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times divided by total assets.
The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$485,912	$1,455,717	$426,149	$1,429,690
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$1,922,836	$2,020,621	$1,878,395	$1,989,966
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,403,544	$2,748,480	$2,347,993	$2,704,811
Note that for the purposes of the regulatory capital calculations in the above table, capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS 150.
Mandatorily Redeemable Capital Stock: In accordance with the provisions of SFAS 150 and applicable interpretations, the FHLBank adopted SFAS 150 as of January 1, 2004. In compliance with SFAS 150, the FHLBank reclassifies all stock subject to redemption from equity to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from equity to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ rights to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank will be reflected as financing cash outflows in the Statements of Cash Flows once settled. If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value.
The FHLBank’s activity for mandatorily redeemable capital stock for the three months ended March 31, 2006 and 2005 was as follows (in thousands):

	March 31, 2006	March 31, 2005
Mandatorily redeemable capital stock at beginning of period	$64,355	$130,888
Capital stock subject to mandatory redemption reclassified from equity	109,293	126,727
Redemption or repurchase of mandatorily redeemable capital stock	(90,026)	(252,301)
Stock dividend classified as mandatorily redeemable stock	620	78

Mandatorily redeemable capital stock at end of period	$84,242	$5,392

NOTE 12 — EMPLOYEE RETIREMENT PLANS
The FHLBank maintains a deferred compensation plan covering certain senior officers that is, in substance, an unfunded supplemental retirement plan. Components of the net periodic pension cost for the FHLBank’s supplemental retirement plan for the three months ended March 31, 2006 and 2005 were (in thousands):

	March 31, 2006	March 31, 2005
Service cost	$24	$24
Interest cost	72	68
Amortization of unrecognized prior service cost	(6)	(6)
Amortization of unrecognized net loss	89	89

Net periodic postretirement benefit cost	$179	$175

The FHLBank previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $231,000 to its retirement plan in 2006.

NOTE 13 — DERIVATIVES AND HEDGING ACTIVITIES
For the periods ended March 31, 2006 and 2005, the FHLBank recorded net realized and unrealized gain (loss) on derivatives and hedging activities as follows (in thousands):

	March 31, 2006	March 31, 2005
Gain (loss) related to fair value hedge ineffectiveness	$2,043	$2,692
Gain (loss) on economic hedges	16,059	12,994

Net gain (loss) on derivatives and hedging activities	$18,102	$15,686

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair Value	$29,956,308	$(540,478)	$29,386,727	$(447,281)
Economic	1,695,021	6,475	1,710,847	(10,876)

Interest rate caps/floors
Fair Value	207,000	1,497	205,000	1,388
Economic	1,050,000	3,675	1,050,000	3,780

Mortgage delivery commitments
Economic	25,748	(99)	16,003	42

TOTAL	$32,934,077	$(528,930)	$32,368,577	$(452,947)

Total derivative fair value excluding accrued interest		$(528,930)		$(452,947)
Accrued interest		91,676		61,971

NET DERIVATIVE FAIR VALUE		$(437,254)		$(390,976)

Net derivative asset balances		$30,740		$22,018
Net derivative liability balances		(467,994)		(412,994)

NET DERIVATIVE BALANCES		$(437,254)		$(390,976)

NOTE 14 — ESTIMATED FAIR VALUES
The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of March 31, 2006 and December 31, 2005. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 17 in the audited financial statements included in the FHLBank’s Form 10.
The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of March 31, 2006 are summarized in the following table (in thousands):

	March 31, 2006
		Net Unrealized
	Carrying Value	Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$349	$0	$349
Interest bearing deposits	4,851,526	0	4,851,526
Overnight federal funds sold	3,327,000	0	3,327,000
Term federal funds sold	1,425,000	0	1,425,000
Trading securities	701,193	0	701,193
Available-for-sale securities	101,463	0	101,463
Held-to-maturity securities	7,563,996	(108,135)	7,455,861
Advances	27,396,914	(34,245)	27,362,669
Mortgage loans held for portfolio, net of allowance	2,408,635	(103,487)	2,305,148
Accrued interest receivable	150,977	0	150,977
Derivative assets	30,740	0	30,740

Liabilities:
Deposits	1,157,759	2	1,157,757
Consolidated obligation discount notes	13,069,996	3,047	13,066,949
Consolidated obligation bonds	31,006,739	179,185	30,827,554
Mandatorily redeemable capital stock	84,242	0	84,242
Accrued interest payable	273,781	0	273,781
Derivative liabilities	467,994	0	467,994

Other Assets (Liability):
Standby letters of credit	(1,045)	0	(1,045)
Standby bond purchase agreements	(162)	1,848	1,686

The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2005 are summarized in the following table (in thousands):

	December 31, 2005
		Net Unrealized
	Carrying Value	Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$148	$0	$148
Interest bearing deposits	4,398,723	0	4,398,723
Overnight federal funds sold	3,179,500	0	3,179,500
Term federal funds sold	1,325,000	0	1,325,000
Trading securities	713,990	0	713,990
Available-for-sale securities	102,689	0	102,689
Held-to-maturity securities	7,440,009	(48,359)	7,391,650
Advances	27,086,568	(10,092)	27,076,476
Mortgage loans held for portfolio, net of allowance	2,422,507	(66,648)	2,355,859
Accrued interest receivable	151,222	0	151,222
Derivative assets	22,018	0	22,018

Liabilities:
Deposits	900,713	8	900,705
Consolidated obligation discount notes	13,434,760	0	13,434,760
Consolidated obligation bonds	29,888,619	73,547	29,815,072
Mandatorily redeemable capital stock	64,355	0	64,355
Accrued interest payable	251,208	0	251,208
Derivative liabilities	412,994	0	412,994

Other Assets (Liability):
Standby letters of credit	(1,104)	0	(1,104)
Standby bond purchase agreements	(56)	1,457	1,401
NOTE 15 — COMMITMENTS AND CONTINGENCIES
FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $890,402,978,000 and $893,052,199,000 as of March 31, 2006 and December 31, 2005, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit totaled $1,852,805,000 and $1,865,163,000 as of March 31, 2006 and December 31, 2005, respectively. The original terms were seven days to seven years and eleven days to seven years for standby letters of credit outstanding at March 31, 2006 and December 31, 2005, respectively, with final expirations in 2011. Unearned fees for transactions prior to 2003, as well as the value of the guarantees related to standby letters of credit entered into after 2002, are recorded in other liabilities and amounted to $1,045,000 and $1,104,000 at March 31, 2006 and December 31, 2005, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.
Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $25,748,000 and $16,157,000 at March 31, 2006 and December 31, 2005, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred to as “SFAS 149”), certain commitments entered into after June 30, 2003, are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded a mortgage delivery commitment derivative liability balance of $99,000 at March 31, 2006 and a mortgage delivery commitment derivative asset balance of $42,000 at December 31, 2005. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. There were no outstanding commitments for this product at March 31, 2006; however, commitments for this product totaled $154,000 at December 31, 2005.
The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire after five years, no later than 2011, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $789,862,000 and $764,925,000 at March 31, 2006 and December 31, 2005, respectively. FHLBank was not required to purchase any bonds under these agreements during the three months ended March 31, 2006 and 2005.
The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of March 31, 2006 and December 31, 2005, the FHLBank had delivered cash with a book value of $136,500,000 and $91,700,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. As of March 31, 2006 and December 31, 2005, cash that has been pledged in the amount of $136,500,000 and $91,700,000, respectively, is classified as interest bearing deposits on the Statements of Condition.
NOTE 16 — TRANSACTIONS WITH STOCKHOLDERS AND HOUSING ASSOCIATES
The FHLBank is a cooperative whose members own the capital stock of the FHLBank and generally receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. Nearly all outstanding advances are with current members, and the majority of outstanding mortgage loans held for portfolio were purchased from current or former members. The FHLBank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases.

As provided by statute, the only voting rights conferred upon the FHLBank’s members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of the FHLBank’s board of directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At March 31, 2006 and December 31, 2005, no member owned more than 10 percent of the voting interests of the FHLBank due to statutory limits on members’ voting rights as discussed above.
All transactions with members are entered into in the normal course of business. In instances where members also have officers or directors who are directors of the FHLBank, all transactions with those members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions with members. For financial reporting and disclosure purposes, the FHLBank defines related parties as FHLBank directors’ financial institutions and members with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock.
Activity with Members That Exceed a 10 Percent Concentration in FHLBank Capital Stock: The following tables present information as of March 31, 2006 and December 31, 2005, respectively, on members that had more than 10 percent of outstanding FHLBank regulatory capital stock in either 2006 or 2005 (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

March 31, 2006
		Total		Total
		Class A Stock	Percent of	Class B Stock	Percent of	Total Capital Stock	Percent of
Member Name	State	Par Value	Total Class A	Par Value	Total Class B	Par Value	Total Stock
MidFirst Bank	OK	$1,000	0.18%	$276,348	21.19%	$277,348	14.84%
Capitol Federal Savings Bank	KS	23,042	4.08	164,073	12.58	187,115	10.01

TOTAL		$24,042	4.26%	$440,421	33.77%	$464,463	24.85%

December 31, 2005
		Total		Total
		Class A Stock		Class B Stock		Total Capital Stock
Member Name	State	Par Value	Percent of Total Class A	Par Value	Percent of Total Class B	Par Value	Percent of Total Stock
MidFirst Bank	OK	$1,000	0.18%	$272,586	21.09%	$273,586	14.77%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2006 and December 31, 2005, respectively, are summarized in the following table (in thousands). Information is only listed for the year in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the years presented, the applicable column is left blank.

	March 31, 2006		December 31, 2005		March 31, 2006		December 31, 2005
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of [1]	Outstanding Deposits	Percent of Total[1]
MidFirst Bank	$5,382,300	19.58%	$5,331,600	19.69%	$4,498	0.39%	$4,383	0.49%
Capitol Federal Savings Bank	3,250,000	11.83			166,292	14.50

TOTAL	$8,632,300	31.41%	$5,331,600	19.69%	$170,790	14.89%	$4,383	0.49%

[1]	Excludes cash pledged as collateral by derivative counterparties and classified as interest bearing deposits.
Neither member originated mortgage loans for or sold mortgages into the MPF program during the period ended March 31, 2006. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the period ended March 31, 2005.
Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of March 31, 2006 and December 31, 2005, respectively, for members that have an officer or director serving on the FHLBank’s board of directors (in thousands).

March 31, 2006
		Total		Total
		Class A Stock		Class B Stock		Total Capital Stock
Member Name	State	Par Value	Percent of Total Class A	Par Value	Percent of Total Class B	Par Value	Percent of Total Stock
Centennial Bank of the West	CO	$2,019	0.36%	$3,029	0.23%	$5,048	0.27%
Farmers Bank & Trust, NA	KS	853	0.15	2,425	0.19	3,278	0.18
First National Bank	KS	1,521	0.27	1,169	0.09	2,690	0.14
Golden Belt Bank, FSA	KS	404	0.07	2,232	0.17	2,636	0.14
Morgan Federal Bank	CO	528	0.09	1,099	0.08	1,627	0.09
Saline State Bank	NE	186	0.03	601	0.05	787	0.04
Citizens Bank & Trust Co.	OK	261	0.05	479	0.04	740	0.04
Chickasha Bank & Trust Co.	OK	321	0.06	266	0.02	587	0.03
Lisco State Bank	NE	31	0.00	56	0.00	87	0.01

TOTAL		$6,124	1.08%	$11,356	0.87%	$17,480	0.94%

December 31, 2005
		Total		Total
		Class A Stock		Class B Stock		Total Capital Stock
Member Name	State	Par Value	Percent of Total Class A	Par Value	Percent of Total Class B	Par Value	Percent of Total Stock
Centennial Bank of the West	CO	$1,777	0.32%	$2,861	0.22%	$4,638	0.25%
Farmers Bank & Trust, NA	KS	853	0.15	2,639	0.20	3,492	0.19
First National Bank	KS	1,521	0.27	1,139	0.09	2,660	0.14
Golden Belt Bank, FSA	KS	284	0.05	2,317	0.18	2,601	0.14
Morgan Federal Bank	CO	511	0.09	1,096	0.09	1,607	0.09
Saline State Bank	NE	186	0.03	592	0.05	778	0.04
Citizens Bank & Trust Co.	OK	259	0.05	472	0.04	731	0.04
Chickasha Bank & Trust Co.	OK	310	0.06	271	0.02	581	0.03
Lisco State Bank	NE	31	0.00	55	0.00	86	0.01

TOTAL		$5,732	1.02%	$11,442	0.89%	$17,174	0.93%

Advance and deposit balances with members that have an officer or director serving on the FHLBank’s board of directors as of March 31, 2006 and December 31, 2005, respectively, are summarized in the following table (in thousands).

	March 31, 2006		December 31, 2005		March 31, 2006		December 31, 2005
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Centennial Bank of the West	$47,885	0.18%	$77,227	0.29%	$10	0.00%	$11	0.00%
Farmers Bank & Trust, NA	59,575	0.22	64,375	0.24	2	0.00	2	0.00
First National Bank	32,900	0.12	33,050	0.12	41	0.00	33	0.00
Golden Belt Bank, FSA	28,650	0.10	29,193	0.11	9,249	0.81	2,921	0.33
Morgan Federal Bank	14,572	0.05	14,648	0.05	79	0.01	414	0.05
Saline State Bank	14,005	0.05	15,011	0.06	118	0.01	96	0.01
Citizens Bank & Trust Co.	11,635	0.04	11,856	0.04	237	0.02	71	0.01
Chickasha Bank & Trust Co.	7,958	0.03	8,045	0.03	6,314	0.55	10,778	1.21
Lisco State Bank	1,183	0.00	1,201	0.00	118	0.01	26	0.00

TOTAL	$218,363	0.79%	$254,606	0.94%	$16,168	1.41%	$14,352	1.61%

The following table presents mortgage loans funded or acquired by the FHLBank during the periods ended March 31, 2006 and March 31, 2005, respectively, for members that had an officer or director serving on the FHLBank’s board of directors as of March 31, 2006 and March 31, 2005 (in thousands).

	March 31, 2006		March 31, 2005
	Mortgage Loans	Percent of	Mortgage Loans	Percent of Total
Member Name	Acquired	Total Acquired	Acquired	Acquired
Centennial Bank of the West	$0	0.00%	$0	0.00%
Farmers Bank & Trust, NA	0	0.00	162	0.18
First National Bank	730	1.43	1,111	1.26
Golden Belt Bank, FSA	1,586	3.10	2,133	2.43
Morgan Federal Bank	0	0.00	761	0.87
Saline State Bank	0	0.00	0	0.00
Citizens Bank & Trust Co.	192	0.38	206	0.23
Chickasha Bank & Trust Co.	0	0.00	0	0.00
Lisco State Bank	0	0.00	0	0.00

TOTAL	$2,508	4.91%	$4,373	4.97%

NOTE 17 — TRANSACTIONS WITH OTHER FHLBANKS
FHLBank Topeka had the following business transactions with other FHLBanks during the periods ended March 31, 2006 and 2005 (in thousands). All transactions occurred at market prices.

Business Activity	March 31, 2006	March 31, 2005
YTD average overnight interbank loan balances to other FHLBanks[1]	$1,333	$15,689
YTD average overnight interbank loan balances from other FHLBanks[1]	0	5,222
YTD average deposit balance with FHLBank of Chicago for MPF transactions[2]	25	28
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	238	233
FHLBank system shared expenses[4]	19	94

[1]	Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

[2]	Balance is interest bearing and is classified on the Statements of Condition as interest bearing deposits.

[3]	Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004.

[4]	These are fees paid by FHLBank of Chicago on behalf of the other FHLBanks (e.g., conference expenses, attorney expenses on joint issues).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of March 31, 2006 and December 31, 2005, and results of operations for the periods ended March 31, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report and the Form 10, which includes audited financial statements and related notes for the year ended December 31, 2005.
Table 1
Selected Financial Data (dollar amounts in thousands):

	03/31/2006	12/31/2005	09/30/2005	06/30/2005	03/31/2005
Statement of Condition (at period end)
Total assets	$48,070,888	$46,959,867	$48,283,458	$45,617,769	$43,236,193
Investments[1]	17,970,178	17,159,911	17,265,165	14,071,803	14,177,636
Advances	27,396,914	27,086,568	28,276,206	28,786,634	26,327,760
Mortgage loans held for portfolio, net	2,408,635	2,422,507	2,454,216	2,468,956	2,460,638
Deposits and other borrowings	1,157,759	900,713	860,960	829,354	846,187
Consolidated obligations, net[2]	44,076,735	43,323,379	44,564,503	41,809,227	39,448,084
Affordable Housing Program	33,113	30,567	28,050	26,668	26,503
Payable to Resolution Funding Corp.	9,066	12,962	10,283	7,386	8,470
Mandatorily redeemable capital stock	84,242	64,355	1,416	1,474	5,392
Capital	1,928,285	1,918,177	2,040,297	1,929,772	1,878,076

Statement of Income (for the period ended)
Net interest income before provision for credit losses on mortgage loans	52,383	90,375	47,979	42,210	44,185
Provision for credit losses on mortgage loans	59	68	73	91	103
Other income	5,556	(15,003)	4,776	(542)	678
Other expenses	7,657	8,060	8,421	6,944	6,027
Income before assessments	50,223	67,244	44,261	34,633	38,733
Assessments	13,375	17,857	11,745	9,194	10,283
Net income	36,848	49,387	32,516	25,439	28,450

Ratios and Other Financial Data
Dividends paid in cash[3]	92	94	84	86	84
Dividends paid in stock[3]	22,577	23,022	21,196	21,415	19,279
Class A Stock dividend rate	3.85%	3.85%	3.50%	3.79%	3.50%
Class B Stock dividend rate	5.60%	5.25%	4.75%	5.00%	4.50%
Weighted average dividend rate[4]	5.22%	4.96%	4.55%	4.82%	4.35%
Dividend payout ratio	61.52%	46.81%	65.44%	84.52%	68.06%
Return on average equity	7.66%	9.78%	6.48%	5.35%	6.02%
Return on average assets	0.31%	0.41%	0.27%	0.22%	0.25%
Average equity to average assets	4.08%	4.21%	4.21%	4.19%	4.22%
Net interest margin[5]	0.45%	0.76%	0.40%	0.37%	0.40%
Total capital ratio at period end[6]	4.01%	4.08%	4.23%	4.23%	4.34%
Ratio of earnings to fixed charges[7]	1.10	1.15	1.11	1.10	1.13

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]	Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note14 to the quarterly financial statements for a description of the total consolidated obligations of all FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board which govern the issuance of debt for all FHLBanks in the FHLBank System.

[3]	Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as dividends under generally accepted accounting principles (GAAP) were $621,000, $200,000, $32,000, $72,000 and $80,000 for the quarters ended March 31, 2006, December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005, respectively.

[4]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.

[5]	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.

[6]	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income as a percentage of total assets at period end.

[7]	The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.
Quarterly Overview
The FHLBank Topeka is a regional wholesale bank that makes advances (loans to members), purchases mortgages and provides other financial services to our member institutions. We are one of 12 district Federal Home Loan Banks together with the Office of Finance, a joint office of the FHLBanks, which make up the “FHLBank System.” As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board ensures that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital markets.
The FHLBank serves eligible financial institutions in Nebraska, Kansas, Oklahoma and Colorado (collectively, the Tenth District of the Federal Home Loan Bank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital grows when the members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. The FHLBank may redeem excess capital stock from time to time if a member’s advances or mortgage loan balances decline. As a result, the FHLBank has been able to achieve its housing mission by meeting member credit needs and to pay market-rate dividends despite fluctuations in total assets, liabilities and capital in recent quarters.
Total asset growth was modest during the first quarter of 2006, with total assets growing a modest 2.37 percent to $48.1 billion at March 31, 2006, up from $47.0 billion at December 31, 2005. The overall increase was primarily due to increases in interest bearing deposits, Federal funds sold and advances. The FHLBank continues to strive for growth in membership, advances and mortgage loans.
The FHLBank’s net income for the three months ended March 31, 2006 was $36.8 million compared to $28.5 million for the three months ended March 31, 2005. The increase was primarily due to an $8.2 million increase in net interest income, a $4.8 million increase in net gain (loss) on trading securities, a $2.4 million increase in net realized and unrealized gain (loss) on derivatives and hedging activities, a $2.4 million decrease in net realized gain (loss) on retirement of debt, a $1.6 million increase in operating expenses and a $3.1 million increase in assessments. The FHLBank’s financial performance for the first quarter of 2006 compared to the first quarter of 2005 was positively affected by the rise in short-term interest rates over this period, since more than 70 percent of the FHLBank’s assets and liabilities are short-term in nature or reprice frequently during the course of a year (monthly or quarterly). In addition, a significant portion of the FHLBank’s equity capital, as evidenced by its duration of equity (DOE), earns the equivalent of a short-term money market rate and hence the return on this part of equity has increased with the rise in short-term interest rates. See “Risk Management — Interest Rate Risk Management” in this Item 2 for additional discussion on the FHLBank’s DOE. These factors resulted in an increase in the FHLBank’s net interest margin from 0.40 percent at March 31, 2005 to 0.45 percent at March 31, 2006. Similarly, return on equity (ROE) increased to 7.66 percent for the first quarter of 2006 compared to 6.02 percent for the same period of 2005.
Dividends paid for the first quarter of 2006 were 3.85 percent and 5.60 percent for Class A Common Stock and Class B Common Stock, respectively. This was an increase over dividends paid for the first quarter of 2005 of 3.50 percent and 4.50 percent for Class A Common Stock and Class B Common Stock, respectively.
Note that the FHLBank’s net income for the three months ended December 31, 2005, of $49.4 million was artificially inflated by $40.2 million in prepayment fees associated with the termination of advances by Bank of the West after their acquisition of Commercial Federal Bank of Omaha on December 2, 2005. Income from these fees, shown as interest income, is partially offset by a net loss of $19.8 million on the retirement of consolidated obligations which funded the advances, and is shown in “Other income” as a negative amount. The FHLBank was unable to retire all the outstanding liabilities during the fourth quarter of 2005, which caused net income to appear to be unusually high for that quarter. Net of Resolution Funding Corp. assessments, these prepayment fees on the terminated advances and loss on retirement of consolidated obligations recorded during the three months ended December 31, 2005, were $15.0 million. Several ratios for the fourth quarter of 2005 were affected by this event, including return on average equity, return on average assets, net interest margin and dividend payout ratio. As reflected in Table 1, the ratios for the first quarter of 2006 track the ratios for the first three quarters of 2005 more closely than those for the last quarter of 2005.
Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII in the first quarter of 2006 over the first quarter of 2005 is primarily attributable to the increase in short-term interest rates. See Table 3 and Table 4 for further information regarding average balances and yields and changes in interest income.
Net income is subject to volatility not only from changes in interest rates but also from gains (losses) on derivatives. See “ Results of Operations — Net Realized and Unrealized Gain (Loss) on Derivative and Hedging Activities” in this Item 2 for a discussion of impact by period.
Earnings Analysis — Table 2 presents changes in the major components of the FHLBank’s earnings for the first quarter of 2006 compared to the first quarter of 2005 (in thousands):
Table 2

	Increase (Decrease) in
	Earnings Components
	For the Three Months Ended
	March 31, 2006 vs. March 31, 2005
	Dollar Change	Percent Change
Total interest income	$202,435	58.82%
Total interest expense	194,237	64.75

Net interest income before mortgage loan loss provision	8,198	18.55
Provision for credit losses on mortgage loans	(44)	(42.72)

Net interest income after mortgage loan loss provision	8,242	18.70

Net gain (loss) on trading securities	4,826	28.84
Net realized and unrealized gain (loss) on derivatives and hedging activities	2,416	15.40
Other non-interest income	(2,364)	(137.20)

Total non-interest income	4,878	719.47

Operating expenses	1,550	30.78
Other non-interest expense	80	8.06

Total other expense	1,630	27.04

AHP assessments	993	31.32
REFCorp assessments	2,099	29.51

Total assessments	3,092	30.07

Net income	$8,398	29.52%

Net Interest Income — Net interest income increased 18.6 percent from $44.2 million in the first quarter of 2005 to $52.4 million in the first quarter of 2006 because of increasing interest rates and a larger volume of interest earning assets. While similar effects occurred in the levels of interest bearing liabilities, the FHLBank’s net interest margin increased from 0.40 percent for first three months of 2005 to 0.45 percent for the first three months of 2006.
As explained in more detail in “Risk Management — Interest Rate Risk Management” in this Item 2, the FHLBank’s DOE is relatively short. The short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of interest rates. As interest rates rose from the first quarter of 2005 to the first quarter of 2006, so did the FHLBank’s net interest income.

Table 3 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (in thousands):
Table 3

	For the Three Months Ended
	March 31, 2006			March 31, 2005
		Interest Income/			Interest Income/
	Average Balance	Expense	Yield	Average Balance	Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$ 4,563,001	$ 51,246	4.55%	$2,942,696	$18,242	2.51%
Federal funds sold	4,497,664	50,294	4.54	4,529,164	28,189	2.52
Investments[6]	8,213,353	101,546	5.01	7,968,751	80,833	4.11
Advances[1,7]	27,762,022	311,822	4.56	27,229,750	184,964	2.75
Mortgage loans held for portfolio[1,4,5]	2,414,541	30,595	5.14	2,452,429	30,644	5.07
Other interest-earning assets	70,470	1,108	6.38	93,056	1,304	5.68

Total earning assets	47,521,051	546,611	4.66	45,215,846	344,176	3.09
Other non interest-earning assets	208,775			199,646

Total assets	$47,729,826			$45,415,492

Interest-bearing liabilities:
Deposits	820,604	8,707	4.30	852,005	4,839	2.30
Consolidated obligations:[1] Discount Notes	13,530,360	147,071	4.41	13,211,355	79,019	2.43
Bonds	30,568,465	337,347	4.48	28,471,223	215,454	3.07
Other borrowings	99,030	1,103	4.52	53,997	679	5.10

Total interest-bearing liabilities	45,018,459	494,228	4.45	42,588,580	299,991	2.86
Capital and other non-interest-bearing funds	2,711,367			2,826,912

Total funding	$47,729,826			$45,415,492

Net interest income and net interest spread[2]		$ 52,383	0.21%		$44,185	0.23%

Net interest margin[3]			0.45%			0.40%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to credit enhancement fee payments to PFIs was $635,000 and $653,000 for the periods ended March 31, 2006 and 2005, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available for sale securities is excluded from the average balance for calculation of yield since the fair value change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.
Changes in the volume of interest bearing assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 4 summarizes changes in interest income and interest expense between the first quarters of 2006 and 2005 (in thousands):

Table 4

	For the Three Months Ended
	March 31, 2006 vs. March 31, 2005
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$10,044	$22,960	$33,004
Federal funds sold	(196)	22,301	22,105
Investments	2,481	18,232	20,713
Advances	3,616	123,242	126,858
Mortgage loans held for portfolio	(473)	424	(49)
Other assets	(316)	120	(196)

Total earning assets	15,156	187,279	202,435

Interest Expense:
Deposits	(178)	4,046	3,868
Consolidated obligations:
Discount Notes	1,908	66,144	68,052
Bonds	15,871	106,022	121,893
Other borrowings	566	(142)	424

Total interest-bearing liabilities	18,167	176,070	194,237

Change in net interest income before mortgage loan loss provision	$(3,011)	$11,209	$8,198

[1]	Volume changes are calculated by taking (current period average balance — prior period average balance) * prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate — prior period average rate) * current period average balance.
Management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 5 presents the non-GAAP impact of derivatives on gross interest income and gross interest expense, as if the FHLBank had not utilized derivatives during the periods ended March 31, 2006 and 2005 (in thousands):
Table 5

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Total interest income	$546,611	$344,176
Impact of derivatives on interest income	7,034	63,977

Non-GAAP interest income excluding the impact of derivatives	553,645	408,153

Total interest expense	494,228	299,991
Impact of derivatives on interest expense	(17,881)	69,781

Non-GAAP interest expense excluding the impact of derivatives	476,347	369,772

Non-GAAP net interest income excluding the impact of derivatives	$77,298	$38,381

Net Realized and Unrealized Gain (Loss) on Derivative and Hedging Activities — The volatility in other income is partially driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net realized and unrealized gain on derivatives and hedging activities of $18.1 million and $15.7 million for the periods ended March 31, 2006 and 2005, respectively.
Net Gain (Loss) on Trading Securities — Historically, all of our trading securities have been related to economic hedges. Therefore, all of the gains (losses) relating to trading securities are included in Tables 6 and 7. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can affect the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio, for the most part, are long-dated fixed rate bonds and are more affected by changes in long-term interest rates (e.g., 10-year rates) than by changes in short-term interest rates. In general, as interest rates rise, the value of this portfolio will decrease, causing a loss to be recorded. For the period ended March 31, 2006, the FHLBank recognized a net loss of $11.9 million on trading securities compared to a net loss of $16.7 million for the period ended March 31, 2005.
Table 6 categorizes the earnings impact by product for hedging activities for the first quarter of 2006 (in thousands):
Table 6

			Mortgage	Consolidated	Intermediary
	Advances	Investments	Loans	Obligations	Positions	Total
Amortization/accretion of hedging activities in net margin	$(12,957)	$(1)	$54	$(1,028)	$0	$(13,932)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	(478)	0	0	2,521	0	2,043
Economic hedges - unrealized gain (loss) due to fair value changes	0	13,595	(160)	3,707	(58)	17,084
Economic hedges - net interest received (paid)	0	(1,232)		146	61	(1,025)

Subtotal	(478)	12,363	(160)	6,374	3	18,102

Net gain (loss) on trading securities	0	(11,905)	0	0	0	(11,905)

TOTAL	$(13,435)	$457	$(106)	$5,346	$3	$(7,735)

Table 7 categorizes the earnings impact by product for hedging activities for the first quarter of 2005 (in thousands):
Table 7

				Consolidated	Intermediary
	Advances	Investments	Mortgage Loans	Obligations	Positions	Total
Amortization/accretion of hedging activities in net margin	$(17,664)	$(1)	$24	$(947)	$0	$(18,588)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	2,837	0	0	(145)	0	2,692
Economic hedges - unrealized gain (loss) due to fair value changes	(3,052)	14,438	(271)	6,556	(54)	17,617
Economic hedges - net interest received (paid)	523	(4,722)	0	(489)	65	(4,623)

Subtotal	308	9,716	(271)	5,922	11	15,686

Net gain (loss) on trading securities	0	(16,731)	0	0	0	(16,731)

TOTAL	$(17,356)	$(7,016)	$(247)	$4,975	$11	$(19,633)

Other Non-Interest Income — Included in other non-interest income are realized gains (losses) on retirement of consolidated obligations. Net gains (losses) of ($1.8) million and $0.5 million on retirement of debt were realized during the quarters ended March 31, 2006 and 2005, respectively.
Controllable Operating Expenses — Controllable operating expenses include salaries and benefits and other operating expenses. These expenses, as documented in Table 8, increased from $5.0 million for the first quarter of 2005 to $6.6 million for the first quarter of 2006. As noted in Table 8, a significant portion of the FHLBank’s operating expenses consists of salary and benefits expense. Amounts paid for salaries and benefits increased as a result of increases in the number of FHLBank staff (employees added related to the MPF Program, SEC registration, Sarbanes-Oxley Section 404, technology/programming needs, etc.) and increasing benefit costs (primarily the defined benefit retirement plan and health care costs). With increasing regulatory and financial reporting requirements including costs related to registering the FHLBank’s Class A Common Stock with the SEC under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, plus escalating technology/programming needs, we expect an increase in the number of employees and a corresponding increase in salary and benefit expenses for the year ending December 31, 2006 and beyond. The FHLBank’s occupancy costs increased as a result of its facilities expansion. The FHLBank expects that its occupancy costs will increase during 2006 and beyond in order to provide space for its increasing number of employees. Other operating expenses increased from $0.75 million during the first quarter of 2005 to $1.8 million in the first quarter of 2006 primarily because of the first quarter 2005 reversal of $0.94 million in expenses accrued during previous periods. Table 8 presents operating expenses for the first quarters of 2006 and 2005 (in thousands):
Table 8

	For the Period Ended March 31,		Percent
	2006	2005	Change
Salaries and employee benefits	$4,460	$4,043	10.32%
Occupancy cost	322	244	31.83
Other operating expense	1,803	748	140.97

Total controllable operating expenses	$6,585	$5,035	30.78%

Non-controllable operating expenses include Finance Board and Office of Finance assessments, which are allocated annually by these entities to all 12 FHLBanks. FHLBank Topeka’s portion of these expenses was $831,000 and $760,000 for the periods ended March 31, 2006 and 2005, respectively.

Assessments: REFCorp and AHP Expenses - Resolution Funding Corporation (REFCorp) and Affordable Housing Program (AHP) expenses are based on a percentage of net income and fluctuate accordingly. As explained in Note 8 of the financial statements, each of the 12 FHLBanks is required to pay a portion of its earnings to REFCorp. REFCorp expense for the FHLBank totaled $9.2 million and $7.1 million for the three months ended March 31, 2006 and 2005, respectively. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members, which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 FHLBanks as a group must annually set aside the greater of $100 million or 10 percent of the current year’s income before charges for AHP, but after the assessment to REFCorp. The required annual AHP funding is charged to earnings and an offsetting liability is established. AHP expense for the FHLBank totaled $4.2 million and $3.2 million for the three months ended March 31, 2006 and 2005, respectively.
Return on Equity — Return on equity was 7.66 percent (annualized) in the first quarter of 2006, an increase of 164 basis points from the first quarter of 2005. This increase reflects the 29.5 percent rise in net income, to $36.8 million in the first quarter of 2006 from $28.5 million in the first quarter of 2005. As explained previously and reflected in Table 4, the increase in ROE is primarily attributable to the increase in interest rates, but is also attributable to the fact that average capital only grew by 1.76 percent from $1.95 billion for the first quarter of 2006 compared to $1.92 billion for the first quarter of 2005. The slow growth in capital compared to the significant growth in net income contributed to the increase in ROE for the first quarter of 2006.
Financial Condition
Overall — At March 31, 2006, the FHLBank’s assets totaled $48.1 billion, up 2.4 percent from $47.0 billion at December 31, 2005. This increase is primarily attributable to a $0.5 billion increase in interest bearing deposits, a $0.2 billion increase in Federal funds sold, a $0.1 billion increase in held-to-maturity securities and a $0.3 billion increase in advances. Average total assets for the first quarter of 2006 were $47.7 billion, a 5.1 percent increase from $45.4 billion for the first quarter of 2005.
At March 31, 2006, the FHLBank’s liabilities totaled $46.1 billion, up 2.4 percent from $45.0 billion at December 31, 2005. This increase is primarily attributable to a $0.3 billion increase in deposits and a $0.8 billion increase in consolidated obligations. The growth in liabilities directly paralleled the growth in total assets.
SFAS 133 Impact on Balances — The FHLBank adopted SFAS 133 on January 1, 2001. In accordance with SFAS 133, all derivatives are marked to estimated fair value, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net estimated fair value gain or as a liability when there is a net estimated fair value loss. Assets or liabilities in hedging relationships with derivatives designated and qualifying as fair value hedges under SFAS 133 are adjusted for changes in the fair value of the hedged asset or liability that are attributable to the hedged risk resulting in fair value adjustments on the FHLBank’s statement of condition. Table 9 presents SFAS 133 fair value adjustment information for advances, mortgage loans and consolidated obligations as of March 31, 2006 and December 31, 2005 (in thousands):
Table 9

	03/31/2006	12/31/2005
Advances at pre-SFAS 133 value	$27,341,170	$26,923,169
SFAS 133 basis adjustments	55,744	163,399

Advances at carrying value	$27,396,914	$27,086,568

Mortgage loans held for portfolio at pre-SFAS 133 value	$2,409,151	$2,423,057
SFAS 133 basis adjustments	(516)	(550)

Mortgage loans held for portfolio at carrying value	$2,408,635	$2,422,507

Consolidated obligations at pre-SFAS 133 value	$44,791,625	$43,844,871
SFAS 133 basis adjustments	(714,890)	(521,492)

Consolidated obligations at carrying value	$44,076,735	$43,323,379

Advances — Outstanding advances increased by 1.1 percent from December 31, 2005 to March 31, 2006. During the first quarter of 2006, line of credit and short-term, fixed rate advances increased by $794 million, adjustable rate advances increased by $472 million and convertible advances declined by $388 million (see Table 10). In 2005, several members shifted their advance activity from convertible to long-term adjustable rate advances while other members took the opportunity to extend advance maturities or increase their levels of long-term fixed rate advances for asset/liability management purposes. During 2005 and the first quarter of 2006, SFAS 133 adjustments decreased due to increases in interest rates that resulted in a decreased level and value of convertible advances which are hedged by the FHLBank with derivatives.
We expect the growth rate in advances in 2006 to be limited as members’ originations of mortgage loans held in portfolio slow due to increasing mortgage rates. We also expect that members will continue to utilize excess liquidity to fund increasing loan demand before turning to the FHLBank for wholesale borrowings in the form of advances. It appears that the current economic expansion is continuing to generate increases in commercial and industrial loan demand for FHLBank members, which should result in increased advance balances at the FHLBank once any excess member liquidity has been absorbed. In addition to members’ loan demand, another factor affecting advance demand is the availability of members’ customer deposits, which increased during the first quarter of 2006.
Table 10 summarizes the FHLBank’s advances outstanding by product, based on settlement date classification, as of March 31, 2006 and December 31, 2005 (in thousands):
Table 10

	03/31/2006	12/31/2005
Standard advance products:
Line of credit	$1,346,120	$1,238,240
Short-term fixed rate advances	9,655,945	8,969,744
Long-term fixed rate advances	6,295,672	6,730,817
Fixed rate callable advances	125	125
Fixed rate amortizing advances	573,520	592,125
Fixed rate callable amortizing advances	3,289	3,948
Fixed rate convertible advances	4,578,887	4,966,453
Adjustable rate advances	907,830	1,008,830
Adjustable rate callable advances	3,319,106	2,747,797
Customized advances:
Advances with embedded caps or floors	207,000	205,000
Standard housing and community development advances:
Fixed rate	301,823	325,159
Fixed rate amortizing advances	291,990	288,134
Fixed rate amortizing advances funded through AHP	24	26

TOTAL PAR VALUE	$27,481,331	$27,076,398

Total advances as a percentage of total assets decreased slightly from 58 percent at December 31, 2005 to 57 percent at March 31, 2006. The percentage of total advances to total assets is expected to hold relatively steady at around 60 percent in future periods as any growth in the mortgage loan portfolio is accommodated on the FHLBank’s balance sheet through a reduction in money market and other short-term investments. The average yield on advances, adjusted for the impact of derivatives, was 4.56 percent for the three months ended March 31, 2006, compared to 2.75 percent for the three months ended March 31, 2005 (see Table 11 for yield on advances not adjusted for impact of derivatives). As of March 31, 2006, line of credit advances (which reprice daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 40.0 percent, adjustable rate advances (repricing daily to every three months) represented 16.1 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 16.7 percent of the total par value of outstanding advances. As of December 31, 2005, line of credit advances represented 37.7 percent, adjustable rate advances represented 14.6 percent and convertible advances represented 18.4 percent of the total par value of outstanding advances. As a result, 72.8 percent of the FHLBank’s advance portfolio as of March 31, 2006, re-prices at least every three months compared to 70.7 percent as of December 31, 2005. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The level of short-term interest rates is primarily driven by Federal Open Market Committee (FOMC) decisions on the level of its overnight Federal funds target rate, but is also influenced by the expectations of capital market participants. See Table 3 and Table 4 under “Results of Operations” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Management believes that in order to fully understand the core operations of the FHLBank, it is critical to know the financial impact of the basic asset or liability separate from that of the derivative instrument associated with the asset or liability. Management utilizes pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings, and believes that it provides a more complete disclosure of the impact of derivatives on financial results.
Table 11 presents the GAAP annualized yields on advances and the non-GAAP annualized calculated yields on advances without the impact of derivatives for the periods ended March 31, 2006 and 2005 (in thousands):
Table 11

	03/31/2006	03/31/2005

GAAP advance yield	4.56%	2.75%

GAAP advance interest income[1]	$311,822	$184,964
Amortization of SFAS 133 fair value adjustments	12,957	17,664
Net interest settlements on derivatives tied to advances	(5,924)	46,312

Interest income without derivative impact	$318,855	$248,940

Average advance balance	$27,762,022	$27,229,750
Fair value basis adjustment	(134,293)	(575,341)

Advance balance without derivative impact	$27,627,729	$26,654,409

Revised advance yield without derivative impact	4.68%	3.79%

[1]	Advance interest income for yield calculations includes prepayment fees on terminated advances.
The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Table 12 presents information on the FHLBank’s five largest borrowers as of March 31, 2006 and December 31, 2005 (in thousands). Table 13 presents the interest income associated with these advances for the first quarter of 2006 (prior to 2006, advance interest income at the member level was only available annually). If the member was not one of the top five borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances. No officer or director of any of these borrowers currently serves on the FHLBank’s board of directors.
Table 12

			March 31, 2006		December 31, 2005
			Advance	Percent of	Advance	Percent of
Borrower Name	City	State	Par Value	Total Advances	Par Value	Total Advances
MidFirst Bank	Oklahoma City	OK	$5,382,300	19.58%	$5,331,600	19.69%
Capitol Federal Savings Bank	Topeka	KS	3,250,000	11.83	3,413,600	12.61
U.S. Central Federal Credit Union	Lenexa	KS	3,000,000	10.92	2,500,000	9.23
Security Life of Denver Ins.	Denver	CO	1,284,000	4.67	1,119,330	4.13
Security Benefit Life	Topeka	KS	1,194,330	4.35
Bank of the West[1]	San Francisco	CA			1,000,000	3.69

TOTAL			$14,110,630	51.35%	$13,364,530	49.35%

[1]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Table 13

For the Three Months Ended March 31, 2006
				Percent of Total
Borrower Name	City	State	Advance Income	Advance Income
MidFirst Bank	Oklahoma City	OK	$59,293	19.45%
Capitol Federal Savings Bank	Topeka	KS	36,696	12.04
U.S. Central Federal Credit Union	Lenexa	KS	33,805	11.09
Security Life of Denver Ins.	Denver	CO	12,256	4.02
Security Benefit Life	Topeka	KS	13,172	4.32

TOTAL			$155,222	50.92%

MPF Program — The FHLBank participates in the MPF Program through the MPF Provider, which is the FHLBank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was essentially no growth in the MPF portfolio during 2005 or the first quarter of 2006, as the FHLBank did not participate in any out-of-district mortgage loans and new loans acquired from in-district participating financial institutions (PFIs) almost exactly equaled the amount of loans paid down during the year. The number of PFIs decreased from 138 at December 31, 2005 to 137 at March 31, 2006. The number of PFIs that delivered and sold loans increased from 121 at December 31, 2005 to 122 at March 31, 2006. We anticipate that the number of PFIs delivering and selling loans to the FHLBank will increase during 2006 and beyond as the FHLBank continues to market the MPF product to its members. The FHLBank devoted resources in 2005 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans in 2006. The FHLBank did not participate in any out-of-district mortgage loans during 2005 or the first quarter of 2006 and is unlikely to do so during the remainder of 2006 unless the relative value of mortgage loans improves.
Table 14 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of March 31, 2006 and the percentage of those loans to total MPF loans outstanding at that date:
Table 14

			MPF Loan Balance as	Percent of Total
PFI Name	City	State	of 03/31/2006	MPF Loans

La Salle National Bank, N.A.[1]	Chicago	IL	$668,254	27.78%
Bank of the West[2]	San Francisco	CA	519,248	21.59
TierOne Bank	Lincoln	NE	470,730	19.57
Sunflower Bank, NA	Salina	KS	67,543	2.81
Golden Belt Bank, FSA	Hays	KS	38,725	1.61

TOTAL			$1,764,500	73.36%

[1]	Out-of-district loans acquired from FHLBank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Table 15 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2005 and the percentage of those loans to total MPF loans outstanding at that date:
Table 15

			MPF Loan Balance as	Percent of Total
PFI Name	City	State	of 12/31/2005	MPF Loans

La Salle National Bank, N.A.[1]	Chicago	IL	$691,554	28.58%
Bank of the West[2]	San Francisco	CA	533,206	22.04
TierOne Bank	Lincoln	NE	469,259	19.39
Sunflower Bank, NA	Salina	KS	68,798	2.84
Golden Belt Bank, FSA	Hays	KS	38,185	1.58

TOTAL			$1,801,002	74.43%

[1]	Out-of-district loans acquired from FHLBank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.
The average yield on mortgage loans for the quarter ended March 31, 2006 was 5.14 percent compared to 5.07 percent for the first quarter of 2005. The increase in average yield was due primarily to the increase in interest rates. Also contributing to this increase was a decrease in the amortization of net premium as a result of the decline in mortgage loan prepayments associated with increasing mortgage interest rates. The average yield on mortgage loans is expected to remain stable or increase slightly in response to anticipated increases in market interest rates during the remainder of 2006. See Table 3 and Table 4 under “Results of Operations” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA and VA loans) that are contractually past due 90 days or more. Table 16 presents the unpaid principal for conventional and government-insured mortgage loans as of March 31, 2006 and December 31, 2005 (in thousands):
Table 16

	3/31/2006	12/31/2005
Conventional mortgage loans	$2,345,571	$2,360,896
Government-insured mortgage loans	59,835	58,275

Total outstanding mortgage loans	$2,405,406	$2,419,171

Table 17 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of March 31, 2006 and December 31, 2005 (in thousands):
Table 17

	3/31/2006	12/31/2005
Performing mortgage loans	$2,400,837	$2,414,827
Non-performing mortgage loans	4,236	4,052
Mortgage loans 90 days or more past due and accruing	333	292

Total outstanding mortgage loans	$2,405,406	$2,419,171

Information regarding the interest income shortfall on non-performing loans during the periods ended March 31, 2006 and December 31, 2005 is included in Table 18 (in thousands):
Table 18

	3/31/2006	12/31/2005
Interest contractually due during the period on non-performing mortgage loans	$73	$259
Interest income received during the period on non-performing mortgage loans	52	211

Shortfall	$21	$48

MPF Allowance for Credit Losses on Mortgage Loans: At March 31, 2006 and December 31, 2005, the FHLBank had recorded an allowance for credit losses of $784,000 and $756,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the statement of condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios. Management believes that policies and procedures are in place to manage the MPF credit risk effectively.
The allowance for mortgage loan losses as of March 31, 2006 and December 31, 2005 was as follows (in thousands):
Table 19

	03/31/2006	12/31/2005
Balance, beginning of period	$756	$424
Provision for mortgage loan losses	59	335
Charge-offs	(31)	(3)
Recoveries	0	0

Balance, end of period	$784	$756

The ratio of net recoveries (charge-offs) to average loans outstanding was less than one basis point for the periods ended March 31, 2006 and December 31, 2005.
Investments — Investments increased 4.7 percent from December 31, 2005 to March 31, 2006, while the FHLBank’s total assets increased by 2.4 percent for the same period. Investments are used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 4.77 percent during the first quarter of 2006, compared to 3.34 percent during the first quarter of 2005. The average yield on investments is expected to continue to rise as long as interest rates continue to increase, primarily because of the short-term nature of the FHLBank’s investments. See Table 3 and Table 4 under “Results of Operations” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. These investments totaled $10.9 billion at March 31, 2006, compared to $9.8 billion at December 31, 2005. The FHLBank’s long-term investment portfolio, consisting of U.S. Treasury obligations, U.S. government agency and government sponsored enterprise (GSE) securities, mortgage-backed securities (MBS) and taxable state or local housing finance agency securities, decreased from $7.4 billion at December 31, 2005 to $7.0 billion at March 31, 2006. The U.S. agency and GSE securities (GSE securities are not guaranteed by the U.S. government) provide attractive returns, serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s agency and GSE instruments are fixed rate bonds and some are swapped from fixed to variable rates. All swapped agency instruments are classified as trading securities. The change in fair values of the trading securities flow through “net gain (loss) on trading securities” at the same time as the change in fair values on the derivatives flow through “net realized and unrealized gain (loss) on derivatives and hedging activities” in the statement of income. Net interest payments on these swaps also flow through “net realized and unrealized gain (loss) on derivatives and hedging activities” since the swaps do not qualify for hedge accounting treatment under SFAS 133 (i.e., these are non-SFAS 133 “economic” hedges; see “Financial Condition — Derivatives” in this Item 2 for further information).

The FHLBank’s Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses its short-term investment portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to maximize the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of its long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. See “Liquidity and Capital Resources — Liquidity” in this Item 2 for additional discussion regarding the FHLBank’s liquidity.
Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes. If the FHLBank were to hold investments that it may sell before maturity, it would classify those investments as available-for-sale and carry them at fair value. The FHLBank currently holds securities in the available-for-sale portfolio for asset/liability management purposes. Any fixed rate securities that the FHLBank hedges with interest rate swaps are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. If variable rate securities are hedged with interest rate swaps, the FHLBank would classify the securities as available-for-sale securities, resulting in the changes in fair value of both the derivatives hedging the securities and the available-for-sale securities being recorded in other comprehensive income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities. See Notes 2 through 4 in the “Notes to Financial Statements” included under Item 1 — “Financial Statements” for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of March 31, 2006 and December 31, 2005 are summarized by security type in Tables 20 and 21 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 20

March 31, 2006
				Due after five
		Due in One Year or	Due after one year	years through 10
Security Type	Carrying Value	Less	through five years	years	Due after 10 years

Interest bearing deposits:
CDs	$ 4,450,001	$4,450,001	$0	$0	$0
Bank notes	265,000	265,000	0	0	0
Swap cash collateral	136,500	136,500	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	4,851,526	4,851,526	0	0	0

Overnight federal funds sold	3,327,000	3,327,000	0	0	0

Term federal funds sold	1,425,000	1,425,000	0	0	0

Trading securities:
Non mortgage-backed securities:
Federal Farm Credit Bank obligations	1,246	1,246	0	0	0
FHLBank obligations	15,148	0	15,148	0	0
Fannie Mae obligations	181,416	50,630	25,421	105,365	0
Freddie Mac obligations	498,988	0	199,050	299,938	0
Mortgage-backed securities:
Ginnie Mae obligations	4,395	0	0	0	4,395

Total trading securities	701,193	51,876	239,619	405,303	4,395

Available-for-sale securities:
Non mortgage-backed securities:
U.S. Treasury obligations	101,463	0	101,463	0	0

Total available-for-sale securities	101,463	0	101,463	0	0

Held-to-maturity securities:
Non mortgage-backed securities:
Commercial paper	1,036,875	1,036,875	0	0	0
State or local housing agencies	283,038	0	10,355	5,785	266,898
Fannie Mae obligations	150,092	150,092	0	0	0
Freddie Mac obligations	99,725	99,725	0	0	0
Mortgage-backed securities:
Fannie Mae obligations	829,966	0	895	2,912	826,159
Freddie Mac obligations	977,458	0	0	4,525	972,933
Ginnie Mae obligations	21,013	0	439	2,333	18,241
Other — non-government	4,165,829	0	0	0	4,165,829

Total held-to-maturity securities	7,563,996	1,286,692	11,689	15,555	6,250,060

TOTAL	$17,970,178	$10,942,094	$352,771	$420,858	$6,254,455

Table 21

December 31, 2005
				Due after five
		Due in One Year or	Due after one year	years through 10
Security Type	Carrying Value	Less	through five years	years	Due after 10 years

Interest bearing deposits:
CDs	$4,131,998	$4,131,998	$0	$0	$0
Bank notes	175,000	175,000	0	0	0
Swap cash collateral	91,700	91,700	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	4,398,723	4,398,723	0	0	0

Overnight federal funds sold	3,179,500	3,179,500	0	0	0

Term federal funds sold	1,325,000	1,325,000	0	0	0

Trading securities:
Non mortgage-backed securities:
Federal Farm Credit Bank obligations	1,836	0	1,836	0	0
FHLBank obligations	15,284	0	15,284	0	0
Fannie Mae obligations	183,851	0	76,647	107,204	0
Freddie Mac obligations	508,274	0	97,774	410,500	0
Mortgage-backed securities:
Ginnie Mae obligations	4,745	0	0	0	4,745

Total trading securities	713,990	0	191,541	517,704	4,745

Available-for-sale securities:
Non mortgage-backed securities:
U.S. Treasury obligations	102,689	0	102,689	0	0

Total available-for-sale securities	102,689	0	102,689	0	0

Held-to-maturity securities:
Non mortgage-backed securities:
Commercial paper	829,614	829,614	0	0	0
State or local housing agencies	308,520	0	10,355	6,045	292,120
Fannie Mae obligations	150,064	49,862	100,202	0	0
Freddie Mac obligations	99,656	0	99,656	0	0
Mortgage-backed securities:
Fannie Mae obligations	847,488	0	1,002	3,097	843,389
Freddie Mac obligations	891,590	0	0	4,911	886,679
Ginnie Mae obligations	22,767	0	504	2,475	19,788
Other — non-government	4,290,310	0	0	0	4,290,310

Total held-to-maturity securities	7,440,009	879,476	211,719	16,528	6,332,286

TOTAL	$17,159,911	$9,782,699	$505,949	$534,232	$6,337,031

The FHLBank’s MBS investment portfolio consists of the following categories of securities as of March 31, 2006 and December 31, 2005 (in thousands):
Table 22

	March 31, 2006		December 31, 2005
	Carrying Value	Percent of Total	Carrying Value	Percent of Total
Private issue residential MBS	$4,101,893	68.4%	$4,223,620	69.7%
U.S. agency residential MBS	1,832,833	30.5	1,766,590	29.2
Private issue commercial MBS	40,551	0.7	40,555	0.7
Home equity loans	21,377	0.4	23,963	0.4
Manufactured housing	2,007	0.0	2,172	0.0

TOTAL	$5,998,661	100.0%	$6,056,900	100.0%

Yield Characteristics: As of March 31, 2006 and December 31, 2005, non-MBS classified as held-to-maturity securities, available-for-sale securities and trading securities had the following yield characteristics:
Table 23

	March 31, 2006
	Held-to-maturity	Available-for-sale
	Securities	Securities	Trading Securities
Due in one year or less	4.71%	—%	6.86%
Due after one year through five years	7.15	2.36	4.99
Due after five years through 10 years	6.22	—	5.27
Due after 10 years	4.61	—	—
Table 24

	December 31, 2005
	Held-to-maturity	Available-for-sale
	Securities	Securities	Trading Securities
Due in one year or less	4.23%	—%	—%
Due after one year through five years	5.09	2.36	5.18
Due after five years through 10 years	6.25	—	5.34
Due after 10 years	4.68	—	—
As of March 31, 2006 and December 31, 2005, MBS classified as held-to-maturity securities, available-for-sale securities and trading securities had the following yield characteristics based upon actual maturities:
Table 25

	March 31, 2006
	Held-to-maturity	Available-for-sale
	Securities	Securities	Trading Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	6.46	—	—
Due after five years through 10 years	6.08	—	—
Due after 10 years	4.71	—	6.00

Table 26

	December 31, 2005
	Held-to-maturity	Available-for-sale
	Securities	Securities	Trading Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	6.46	—	—
Due after five years through 10 years	6.07	—	—
Due after 10 years	4.54	—	6.00
Securities Ratings: As of March 31, 2006 and December 31, 2005, the percentage of investments classified as held-to-maturity, available-for-sale or trading securities by rating were as follows:
Table 27

	Percent of Total
Investment Rating	March 31, 2006	December 31, 2005
Long-term rating:
AAA	86.73%	89.04%
AA	0.88	0.91
Short-term rating:
A-1 or higher/P-1	12.39	10.05

TOTAL	100.00%	100.00%

Deposits — The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term CDs. The annualized average rate paid on deposits was 2.30 percent during the first quarter of 2005 and 4.30 percent during the first quarter of 2006. The average rate paid on deposits increased in tandem with rising short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits. The majority of the deposits is in overnight or demand accounts that reprice daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Total deposits were $1.2 billion at March 31, 2006, a 28.5 percent increase from $0.9 billion at December 31, 2005. A decline in the level of FHLBank deposits could occur during 2006 if demand for loans at member institutions increases or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any lost deposits with similarly priced borrowings.
Consolidated Obligations — Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances and investments. As noted under “Risk Management” in this Item 2, the FHLBank uses debt with a variety of maturities and option characteristics to manage its DOE and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically reconfigure funding terms and costs.
The FHLBank’s total consolidated obligation balances have increased steadily as funding needs for advances, mortgage loans and investments have increased. Outstanding consolidated obligations increased 1.7 percent from December 31, 2005 to March 31, 2006. The period-end balances for March 31, 2006 and December 31, 2005 include fair value adjustments [(debit) credit adjustment] related to SFAS 133 of ($714.9) million and ($521.5) million, respectively. The average annualized effective rate paid on consolidated obligations, adjusted for the impact of derivatives (see Table 28 that presents effective rate paid without impact of derivatives), was 4.45 percent and 2.87 percent for the three months ended March 31, 2006 and 2005, respectively. The average effective rate paid on consolidated obligations increased in response to increasing market interest rates and increased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, as the FHLBank continues to increase the optionality of its liabilities funding the MBS/CMO and mortgage loan portfolios, management anticipates that net interest spreads will decline during 2006. See Table 3 and Table 4 under “Results of Operations” in this Item 2 for further information.
As stated previously, management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 28 presents the GAAP annualized rate on consolidated obligations and the non-GAAP annualized effective rate paid on consolidated obligations adjusted to remove the impacts of derivatives for the period ends noted (in thousands):
Table 28

	03/31/2006	03/31/2005
GAAP effective rate paid on consolidated obligations	4.45%	2.87%

GAAP consolidated obligation interest expense	$484,418	$294,473
Net interest settlements on derivatives tied to consolidated obligations	(16,852)	70,727
Amortization of SFAS 133 fair value adjustments	(1,028)	(946)

Interest expense without derivative impact	$466,538	$364,254

Average consolidated obligation balance	$44,098,825	$41,682,578
Fair value basis adjustment	535,272	295,081

Consolidated obligation balance without derivative impact	$44,634,097	$41,977,659

Revised effective rate paid on consolidated obligations without derivative impact	4.24%	3.52%

Derivatives — The FHLBank recorded derivative assets of $30.7 million and $22.0 million and derivative liabilities of $468.0 million and $413.0 million at March 31, 2006 and December 31, 2005, respectively. All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain to the FHLBank or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates fluctuate.
The notional amounts and estimated fair values by type of derivative held as of March 31, 2006 and December 31, 2005 are included in Table 29 (in thousands):
Table 29

			Fair Value
	Notional Amounts		(including net accrued interest)
	03/31/2006	12/31/2005	03/31/2006	12/31/2005
Derivatives:
Fair value hedges	$30,163,308	$29,591,727	$(444,610)	$(375,552)
Economic derivatives	2,770,769	2,776,850	7,356	(15,424)

TOTAL	$32,934,077	$32,368,577	$(437,254)	$(390,976)

The notional amount serves only as a factor in calculating periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management — Credit Risk Management” in this Item 2 for further information. Tables 30 and 31 categorize the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at March 31, 2006 and December 31, 2005 are as follows (in thousands):

Table 30

	Notional Amounts Outstanding
	03/31/2006	12/31/2005
Advances:
Fair value	$9,016,457	$9,564,476

Subtotal	9,016,457	9,564,476

Investments:
Economic	1,750,577	1,751,468

Subtotal	1,750,577	1,751,468

Mortgage loans:
Fixed rate mortgage purchase commitments	25,748	16,003

Subtotal	25,748	16,003

Consolidated obligations:
Fair value	21,146,851	20,027,251
Economic	675,000	675,000

Subtotal	21,821,851	20,702,251

Intermediary:
Economic	319,444	334,379

Subtotal	319,444	334,379

TOTAL	$32,934,077	$32,368,577

Table 31

	Estimated Fair Value
	03/31/2006	12/31/2005
Advances:
Fair value	$82,877	$(11,170)

Subtotal	82,877	(11,170)

Investments:
Economic	9,834	(3,762)

Subtotal	9,834	(3,762)

Mortgage loans:
Fixed rate mortgage purchase commitments	(99)	42

Subtotal	(99)	42

Consolidated obligations:
Fair value	(621,858)	(434,723)
Economic	(25)	(3,732)

Subtotal	(621,883)	(438,455)

Intermediary:
Economic	341	398

Subtotal	341	398

TOTAL	$(528,930)	$(452,947)

	Estimated Fair Value
	03/31/2006	12/31/2005
Total derivative fair value excluding accrued interest	$(528,930)	$(452,947)
Net accrued interest receivable	91,676	61,971

NET DERIVATIVE FAIR VALUE	$(437,254)	$(390,976)

Net derivative assets balance	$30,740	$22,018
Net derivative liabilities balance	(467,994)	(412,994)

NET DERIVATIVE FAIR VALUE	$(437,254)	$(390,976)

Liquidity and Capital Resources
Liquidity — To meet its mission of serving as an economical source of short-term and long-term funding for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by management and the board of directors. The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative.
A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has ready access to funding at relatively favorable spreads to U.S. Treasury rates. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine.
The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, maturing consolidated obligations and interest expense.
The cash and short-term investment portfolio, including commercial paper, totaled $10.9 billion and $9.8 billion, as of March 31, 2006 and December 31, 2005, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase agreement market. U.S. Treasury and GSE investments totaled $1.0 billion in par value at both March 31, 2006 and December 31, 2005. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.08 percent, the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). See Tables 34 and 35 under “Liquidity and Capital Resources — Capital” in this Item 2 for the FHLBank’s compliance with capital requirements. As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one-half its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.
In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

As disclosed in the Form 10, the Federal Reserve Board announced in September 2004 the revision of its Policy Statement on Payments System Risk (“PSR Policy”) as it applies to principal and interest (P&I) payments on securities issued by GSEs and certain international organizations. Currently, the Federal Reserve Banks post these payments by 9:15 a.m. Eastern Time, even if the issuer has not fully funded its P&I payments, creating an intraday overdraft of the issuers’ settlement accounts with the Federal Reserve Bank in some instances. Beginning on July 20, 2006, the Federal Reserve Banks will post these P&I payments only when the issuer’s Federal Reserve Bank account contains sufficient funds to cover the P&I payments before 4:00 p.m. Eastern time. This revised PSR Policy will change the timing of P&I payments on consolidated obligations, which will generally be made later in the day. The FHLBanks and the Office of Finance have recently finalized the terms of P&I funding procedures for the FHLBanks and a related agreement among the FHLBanks and the Office of Finance to provide for the timely funding of P&I payments on consolidated obligations in the event that an FHLBank is not able to fund its payment obligations in a timely manner. See Part II Item 5 — “Other Information” for further information on the P&I funding agreement.
Under the agreement, in the event that one or more FHLBanks (each a “Delinquent Bank”) does not fund its maturing obligation under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance, the other FHLBanks will be obligated to fund any shortfall in funding to the extent that any of those FHLBanks has a net positive settlement balance in its account with the Office of Finance on the day the shortfall occurs. An FHLBank that funds the shortfall of a Delinquent Bank is referred to in the agreement as a “Contingency Bank.” The non-delinquent FHLBanks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Agreement. Additionally, a non-delinquent FHLBank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-delinquent FHLBank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to a Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”). In this regard, the Finance Board recently granted a waiver requested by the Office of Finance to allow the direct placement by an FHLBank of consolidated obligations with another FHLBank in those instances when direct placement of consolidate obligations is necessary to ensure that sufficient funds are available to timely pay all P&I on FHLBank System consolidated obligations due on a particular day. In connection with this waiver, the terms of which became effective July 1, 2006, the Finance Board imposed a requirement that the interest rate to be paid on any Plan CO issued under such circumstances must be at least 500 basis points above the then current overnight Federal funds rate.
On the day that a Plan CO is issued, each non-delinquent FHLBank (other than the Contingency Bank that purchased the Plan CO) becomes obligated to purchase a pro rata share of the Plan CO from the Contingency Bank (each such non-delinquent FHLBank being a “Reallocation Bank”). The pro rata share will be calculated based on the amount of consolidated obligations for which each Reallocation Bank is primarily liable. Settlement of the purchase by the Reallocation Banks of their pro rata shares of the Plan CO will occur on the second business day following the date on which the Plan CO was issued only if the Plan CO is not repaid on the first business day following its issuance, either by the Delinquent Bank or by another FHLBank.
The FHLBank is evaluating several strategies to help mitigate the potential intraday liquidity risk posed by this change in PSR Policy:
1.	The P&I funding procedures establish that the cash proceeds from the issuance of forward settling consolidation obligation bonds and discount notes are available to the Office of Finance in the morning. The FHLBank plans to actively utilize these forward settling consolidated obligations on days on which the FHLBank is obligated to make significant bond P&I payments.
a.	The FHLBanks auction short-term consolidated obligation discount notes every Tuesday and Thursday that settle on Wednesday and Friday, respectively. The FHLBank can utilize these auctions to provide liquidity on specific high-liquidity-risk days.

b.	The FHLBank can also use overnight or short-term consolidated obligation discount notes that would settle next-day to provide sufficient liquidity on these specific days.
2.	The FHLBank maintains sufficient unencumbered securities collateral to enter into bilateral repurchase transactions. The timing of cash flows related to these transactions can be negotiated at the time of execution.
3.	The FHLBank can enter into bilateral reverse repurchase transactions to mitigate the risk of late return of funds from maturing money market investments. These transactions could settle on a delivery-versus-payment basis and provide the FHLBank with greater control over the receipt of cash flows to meet their funding obligations.
4.	The FHLBank can issue fixed rate term debt or term discount notes and enter into an interest rate swap transaction such that the FHLBank receives a fixed rate (to offset the FHLBank’s debt payments) and pays a floating rate, which resets daily based on the Federal funds effective rate, effectively creating a bond or term discount note that pays a floating rate coupon that resets each night. This strategy mitigates liquidity risk since the FHLBank has issued term debt instead of a series of overnight debt. Since this term debt is converted (via the interest rate swap hedge) to a synthetic daily floating rate liability, the FHLBank incurs no mismatch in the term of reset of its liabilities relative to issuing overnight Federal funds. However, the daily cost of funds under this strategy may be more or less than under a strategy in which the FHLBank issues overnight consolidated obligation discount notes on a daily basis.

5.	The FHLBank has executed contractual arrangements with selected Federal funds counterparties for the early return of funds in exchange for a pricing concession. If the counterparty fails to return the funds within the agreed upon time period, the counterparty will forfeit the pricing concession.

6.	The FHLBank is investigating the possibility of establishing intraday liquidity facilities with large money center banks. These facilities would allow the FHLBank to draw down needed funds at its discretion and pay the funds back later the same day once the need had abated.
The FHLBank is evaluating the impact of this proposed change on its operations. It is uncertain at this time what effect these changes will have on the FHLBank’s cost of funds or other aspects of the FHLBank’s operations. However, it is likely that there will be a negative impact on the FHLBank’s net interest margin and net income, although the actual magnitude of that impact is currently unknown.
Capital — Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital increased by 0.5 percent from December 31, 2005 to March 31, 2006. The increase in stock holding requirements related to the increase in advances plus net income for the quarter were offset by a $109.3 million transfer of stock to mandatorily redeemable capital stock and a $7.9 million repurchase of excess capital stock.
Table 32 presents information on member institutions holding five percent or more of outstanding regulatory capital stock at the FHLBank as of March 31, 2006 (in thousands). Of these stockholders, no officer or director currently serves on the FHLBank’s board of directors.
Table 32

Borrower Name	Address	City	State	Par Value	Percent of Total
MidFirst Bank	501 NW Grand Blvd.	Oklahoma City	OK	$277,348	14.84%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	187,115	10.01
U.S. Central Credit Union	9701 Renner Blvd	Lenexa	KS	152,179	8.14

TOTAL				$616,642	32.99%

Table 33 presents information on member institutions holding five percent or more of outstanding regulatory capital stock at the FHLBank as of December 31, 2005 (in thousands). Of these stockholders, no officer or director currently serves on the FHLBank’s board of directors.
Table 33

Borrower Name	Address	City	State	Par Value	Percent of Total
MidFirst Bank	501 NW Grand Blvd.	Oklahoma City	OK	$273,586	14.77%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	184,642	9.97
U.S. Central Credit Union	9701 Renner Blvd	Lenexa	KS	153,671	8.29

TOTAL				$611,899	33.03%

The FHLBank is subject to three capital requirements under provisions of the Graham Leech Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: a risk-based capital requirement, a total capital requirement and a leverage capital requirement. Under the risk-based capital requirement, the FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as retained earnings and Class B Common Stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board, at its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. The FHLBank is also required to maintain at all times total capital of at least four percent of total assets. Total capital is the sum of permanent capital, Class A Common Stock, any general loss allowance, if consistent with

GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other regulatory capital (currently only Class A Common Stock for the FHLBank) weighted 1.0 times, divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements at March 31, 2006 and December 31, 2005, as demonstrated in Tables 34 and 35 (in thousands):
Table 34

	03/31/2006
	Required	Actual
Regulatory capital requirements:
Risk-based capital	$485,912	$1,455,717
Total capital-to-asset ratio	4.00%	4.20%
Total capital	$1,922,836	$2,020,621
Leverage capital ratio	5.00%	5.72%
Leverage capital	$2,403,544	$2,748,480
Table 35

	12/31/2005
	Required	Actual
Regulatory capital requirements:
Risk-based capital	$426,149	$1,429,690
Total capital-to-asset ratio	4.00%	4.24%
Total capital	$1,878,395	$1,989,966
Leverage capital ratio	5.00%	5.76%
Leverage capital	$2,347,993	$2,704,811
Capital Distributions — Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s board of directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. As provided in Finance Board Advisory Bulletin 2005-AB-07, Federal Home Loan Bank Registration with the Securities and Exchange Commission, dated August 23, 2005, beginning August 30, 2005 and until the FHLBank’s registration with the SEC is effective under section 12(g) (1) of the Securities Exchange Act of 1934, the FHLBank can only declare a dividend after consultation with and approval by the Finance Board. Accordingly, the FHLBank’s dividends for the first quarter of 2006 and the third and fourth quarters of 2005 were approved by the Finance Board before being declared by the FHLBank’s board of directors. Dividends were paid at annualized rates of 5.22 percent and 4.35 percent for the quarters ended March 31, 2006 and 2005, respectively. Such Finance Board approval will be required until the Form 10 is declared effective by the SEC.
The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. As defined in the FHLBank’s capital plan, the dividend parity threshold means a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal before a higher rate can be paid on Class B Common Stock. The dividend parity threshold is a percentage per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of the FHLBank’s assets or liabilities (e.g., average yield on advances, average cost of consolidated obligations, etc.), as determined by the board of directors from time to time. Class A stockholders and Class B stockholders share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for Class B stockholders can exceed the rate for Class A stockholders, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. Subsequent to the December 16, 2005 board of directors meeting, members were notified that the current dividend parity threshold would be equal to the average three-month LIBOR for a dividend period minus 100 basis points. Previously, the dividend parity threshold had been the average three-month LIBOR for a dividend period minus 50 basis points.

FHLBank management anticipates that dividend rates on Class A Common Stock will be close to or equal to the reduced dividend parity threshold for future dividend periods and that the differential between the two classes of stock will continue to increase, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s board of directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.
Table 36 presents dividends paid by type for the periods ended March 31, 2006, and 2005 (in thousands):
Table 36

	Dividends Paid in	Dividends Paid in
	Cash	Capital Stock	Total Dividends Paid
3/31/2006[1,2]	$92	$22,577	$22,669
3/31/2005[1,2]	84	19,279	19,363

[1]	The cash dividends listed for 2005 and 2006 represent cash dividends paid for partial shares. Stock dividends are paid in whole shares.

[2]	The FHLBank implemented SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity effective January 1, 2004. For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.
The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2006. On March 8, 2006, the Finance Board approved a proposed regulation intended to strengthen the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. Under the proposed regulation, the Finance Board would prohibit any FHLBank from issuing dividends in the form of capital stock. See Item 1 — “Legislation and Regulatory Developments — Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings” in Form 10 incorporated by reference herein for additional discussion. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.
Risk Management
Proper identification, assessment and management of risks enables stakeholders to have confidence in the FHLBank’s ability to serve its members, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of the FHLBank’s operations and a key determinant of its ability to maintain earnings to meet retained earnings targets and return a reasonable dividend to its members. The FHLBank maintains comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Board examiners and independent accountants subject the FHLBank’s practices to additional scrutiny, further strengthening the process.
Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s board of directors plays an active role in the enterprise risk management (ERM) process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the board of directors reviews the RMP on at least an annual basis. Various management committees, including the Financial Risk Analysis Committee (FRAC) and the Asset/Liability Committee (ALCO), oversee the FHLBank’s risk management process. The following discussion highlights the FHLBank’s various strategies to diversify and manage these risks. For more detailed information, see Item 2 — “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Form 10 incorporated by reference herein.
Interest Rate Risk Management — The FHLBank measures interest rate risk exposure by various methods, including the calculation of duration of equity and market value of equity.
Duration of Equity (DOE): DOE aggregates the estimated sensitivity of market value for each of the FHLBank’s financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical market value of equity to changes in interest rates. A positive DOE generally indicates that the FHLBank has a degree of interest rate risk exposure in a rising interest rate environment, and a negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of market value of equity in response to changing interest rates.
Under the RMP approved by FHLBank’s board of directors, DOE is limited to a range of +5.0 to -5.0 assuming current interest rates. The FHLBank’s DOE is limited to a range of +7.0 to -7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. The DOE parameters established by the FHLBank’s board of directors represent one way to establish limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE were ever to exceed the policy limits established by the board of directors, and especially if this situation were allowed to persist over more than one end of month reporting period, management would be subject not only to significant negative action by the board of directors, but likely also punitive action by the Finance Board. The Finance Board has very strong expectations that FHLBank management will adhere to all policy limits established by its board of directors. The FHLBank maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. Should the FHLBank’s DOE exceed either the limits established by policy or the more narrowly-defined limits to which the FHLBank manages duration, corrective actions that would be taken may include: 1) the purchase of caps, floors, swaptions or other derivatives, and/or 2) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed.
The FHLBank calculates its duration each month and reports the results of its DOE calculations to the Finance Board as of the end of each quarter. While the FHLBank is no longer subject to the Finance Board’s DOE limitations because of the FHLBank’s implementation of its capital plan as of the close of business on September 30, 2004, the FHLBank has retained these DOE limits in its RMP. Please note that the FHLBank is subject to the Finance Board’s risk-based capital requirements discussed previously.
Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions. Interest rate swaps increase the flexibility of the FHLBank’s funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Board regulation prohibits the speculative use of derivatives, and the FHLBank does not engage in derivatives trading for short-term profit. Because the FHLBank does not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to the FHLBank by derivative transactions is credit risk, in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force the FHLBank to replace the derivative at market price (additional information regarding credit risk management is provided in the next section).
Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, the FHLBank issues debt across a broad spectrum of final maturities. Because the durations of mortgage loan and prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued.
Duration of equity for the quarter end dates noted is indicated in Table 37.
Table 37

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps

03/31/2006	5.6	5.1	3.5	-0.4	-4.5
12/31/2005	5.1	4.1	1.6	-2.2	-5.3
09/30/2005	4.3	3.2	0.9	-2.2	-4.8
06/30/2005	4.2	2.5	-0.4	-3.3	-5.3
03/31/2005	3.9	2.9	0.8	-1.8	-5.0
The DOE for March 31, 2006 of +3.5 exceeded management’s typical operating range of ±2.5, but is still well within the board of directors’ approved limits of ±5. The increase in DOE was caused by an increase in interest rates which resulted in the extension of the duration of the fixed rate MBS and mortgage loan portfolios. FHLBank management took corrective action in April and May 2006 by issuing callable, long-term, fixed-rate consolidated obligations to help offset the extension in the duration of assets and ensure that DOE remains well within the approved limits. Management continues to closely monitor the FHLBank’s DOE to determine if additional asset/liability actions are required.
In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.6 months and 0.7 months at March 31, 2006 and December 31, 2005, respectively. The increase in duration gap during the first quarter was the result of the same extension of the duration of the fixed rate MBS and mortgage loan portfolios as noted previously. All 12 FHLBanks are required to submit this number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. The FHLBank does not use this measure in any internal management process. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of the FHLBank’s interest rate risk.
Market Value of Equity: Market value of equity is the estimated net value of the FHLBank’s assets and liabilities. Calculating the sensitivity of the FHLBank’s market value of equity to changes in interest rates is another way to measure interest rate risk. Please note that market value of equity is not an indicator of the market value of the FHLBank either as a going concern or in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the board of directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous parallel shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the unchanged rate scenario. Table 38 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value equals or exceeds 85 percent. The decline in this ratio in the base and up shock scenarios from December 31, 2005, to March 31, 2006 is also a function of the increase in interest rates and the extension of the duration of the fixed rate MBS and mortgage loan portfolios as previously discussed. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.
Table 38 presents market value of equity as a percent of book value for the periods indicated.
Table 38

Market Value of Equity as a Percent of Book Value
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps

03/31/2006	85	90	94	96	93
12/31/2005	88	92	95	95	91
09/30/2005	91	94	96	96	92
06/30/2005	92	96	97	95	91
03/31/2005	92	95	97	96	93
Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s risk management policy. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68 (see below), can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical techniques to assess the effectiveness of its long haul hedges. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist with criteria for hedge accounting and additional criteria for shortcut hedge accounting.

When a hedging relationship fails the effectiveness test, hedge accounting is discontinued. The FHLBank continues to mark the derivative to market on a monthly basis but no longer marks the hedged item to market. The fair value basis on the hedged item is amortized as a yield adjustment to income or expense.
Table 39 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ended March 31, 2006 (in thousands):
Table 39

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$207,000	$0	$207,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Short Cut	3,195,000	0	0	3,195,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,614,457	0	0	5,614,457
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	700,577	0	0	700,577
Risk of changes in interest rates creating unacceptable duration changes associated with adjustable rate MBS	Economic Hedge	Not Applicable	0	1,050,000	0	1,050,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	25,748	25,748
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	675,000	0	0	675,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	3,986,000	0	0	3,986,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Short Cut	3,342,460	0	0	3,342,460
Interest rate risk associated with callable fixed rate step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	9,069,430	0	0	9,069,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	31,050	0	0	31,050
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,613,375	0	0	4,613,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	319,444	0	0	319,444

TOTAL			$31,651,329	$1,257,000	$25,748	$32,934,077

Table 40 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended March 31, 2006 (in thousands):
Table 40

Fair Value
	Accounting
Risk Hedged	Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$1,497	$0	$1,497
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	77,550	0	0	77,550
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	3,830	0	0	3,830
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	6,159	0	0	6,159
Risk of changes in interest rates creating unacceptable duration changes associated with adjustable rate MBS	Economic Hedge	Not Applicable	0	3,675	0	3,675
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(99)	(99)
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	(25)	0	0	(25)

Fair Value
	Accounting
Risk Hedged	Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	(60,703)	0	0	(60,703)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	(33,872)	0	0	(33,872)
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(232,746)	0	0	(232,746)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	53,700	0	0	53,700
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	16,682	0	0	16,682
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(364,919)	0	0	(364,919)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	341	0	0	341

TOTAL			$(534,003)	$5,172	$(99)	$(528,930)

Table 41 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2005 (in thousands):
Table 41

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$205,000	$0	$205,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	3,200,500	0	0	3,200,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,158,976	0	0	6,158,976
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	701,468		0 0	701,468

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Risk of changes in interest rates creating unacceptable duration changes associated with adjustable rate MBS	Economic Hedge	Not Applicable	0	1,050,000	0	1,050,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	16,003	16,003
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	675,000	0	0	675,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	3,806,000	0	0	3,806,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	2,914,860	0	0	2,914,860
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	9,264,430	0	0	9,264,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	31,050	0	0	31,050
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	3,906,375	0	0	3,906,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	334,379	0	0	334,379

TOTAL			$31,097,574	$1,255,000	$16,003	$32,368,577

Table 42 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2005 (in thousands):
Table 42

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$1,388	$0	$1,388
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	56,685	0	0	56,685
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(69,243)	0	0	(69,243)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(7,542)	0	0	(7,542)
Risk of changes in interest rates creating unacceptable duration changes associated with adjustable rate MBS	Economic Hedge	Not Applicable	0	3,780	0	3,780
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	42	42
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	(3,732)	0	0	(3,732)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	(47,008)	0	0	(47,008)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	(11,873)	0	0	(11,873)
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(191,495)	0	0	(191,495)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	56,934	0	0	56,934
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	16,194	0	0	16,194

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(257,475)	0	0	(257,475)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	398	0	0	398

TOTAL			$(458,157)	$5,168	$42	$(452,947)

Credit Risk Management — Credit risk is defined as the risk that counterparties to the FHLBank’s transactions will not meet their contractual obligations. The FHLBank manages credit risk by following established policies, evaluating the creditworthiness of its counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is performed for all areas where the FHLBank is exposed to credit risk, whether that is through lending, investing or derivative activities.
Credit risk arises partly as a result of the FHLBank’s lending and AMA activities (members’ credit enhancement (CE) obligations with respect to mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization. The FHLBank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept eligible collateral on such advances. For more detailed information, see Item 2 — “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Credit Risk Management” in the Form 10 incorporated by reference herein.
Credit risk arising from AMA activities under the FHLBank’s MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the FHLBank’s first loss account (FLA) and last loss positions, (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. The FHLBank’s credit risk exposure to third-party insurers to which the FHLBank has PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the board of directors. The FHLBank performs credit analyses of third-party PMI and SMI providers on at least a quarterly basis.
Credit risk also arises from investing and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by agencies and GSEs (GSE securities are not guaranteed by the U.S. government), CMOs securitized by GSEs, and AAA-rated private-issue MBS and CMOs securitized by whole loans. The FHLBank monitors the credit ratings, performance and capital adequacy of all PMI providers, SMI providers and master or principal servicers to which it has potential credit risk exposure within its MBS investment portfolio. Other long-term investments include U.S. Treasury, unsecured triple-A rated GSE and collateralized state and local housing finance agency securities. All of the FHLBank’s state and local housing finance agency securities are rated AA or higher.
The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when counterparties to transactions, such as interest rate swaps, are obligated to pay the FHLBank the positive fair value or receivable resulting from the transaction terms. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (rated A or better); by requiring netting of individual derivatives transactions with the same counterparty; by diversifying its derivatives across many counterparties; and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement with each member. The FHLBank regularly monitors the exposures on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is calibrated to actual market pricing methodologies utilized by the dealers.
The FHLBank requires that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of the FHLBank’s unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of the FHLBank’s exposure to that counterparty rises above a specific level (see “Risk Management — Liquidity Risk Management” in this Item 2). As a result of these risk mitigation initiatives, management does not anticipate any credit losses on its derivatives.
The contractual or notional amount of derivatives reflects the FHLBank’s involvement in various classes of financial instruments. The notional amount of derivatives does not measure the FHLBank’s credit risk. The credit exposure is much less than the notional amount. The credit exposure is the estimated cost of replacing favorable interest rate swaps and forward agreements, and purchased caps, floors and swaptions, net of the value of any related collateral, in the event of a counterparty default.
The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $30.7 million and $22.0 million at March 31, 2006 and December 31, 2005, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $16.2 million and $13.6 million at March 31, 2006 and December 31, 2005, respectively. The FHLBank’s net credit exposure after collateral was approximately $14.5 million and $8.4 million at March 31, 2006 and December 31, 2005, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of March 31, 2006, is indicated in Table 43 (in thousands):
Table 43

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$8,296	$13,545	$3,591	$5,308	$30,740
Collateral held	7,490	0	3,408	5,308	16,206

Net exposure after collateral	$806	$13,545	$183	$0	$14,534

Notional amount	$1,226,744	$17,445,655	$14,076,208	$185,470	$32,934,077

[1]	Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of December 31, 2005, is indicated in Table 44 (in thousands):

Table 44

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$7,964	$7,928	$0	$6,126	$22,018
Collateral held	7,489	0	0	6,126	13,615

Net exposure after collateral	$475	$7,928	$0	$0	$8,403

Notional amount	$1,156,744	$17,098,509	$13,930,132	$183,192	$32,368,577

[1]	Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Table 45 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of March 31, 2006:
Table 45

		Percent of Total Net	Percent of Net Exposure
Counterparty Name	Counterparty Rating	Exposure at Fair Value	After Collateral
ABN-AMRO Bank NV	AA-	38.06%	80.49%
Barclays Bank PLC	AA	5.44	11.50
Salomon Swapco Inc	AAA	26.99	5.55
All other counterparties		29.51	2.46
Table 46 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of December 31, 2005:
Table 46

		Percent of Total Net	Percent of Net Exposure
Counterparty Name	Counterparty Rating	Exposure at Fair Value	After Collateral
ABN-AMRO Bank NV	AA-	29.53%	77.39%
Barclays Bank PLC	AA	3.56	9.32
Royal Bank of Scotland PLC	AA	2.92	7.64
Salomon Swapco Inc	AAA	36.17	5.65
All other counterparties		27.82	0.00
Liquidity Risk Management — Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP and by the Finance Board within its regulations and Financial Management Policy (FMP). The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. Contingency liquidity is defined as sources the FHLBank may use to meet its operational requirements if its access to the consolidated obligation debt markets is impeded. In addition, the FHLBank is limited with regard to the type of investments that are permitted under the RMP for both operational and contingency liquidity needs. For more detailed information, see Item 2 — “Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Liquidity Risk Management” in the Form 10 incorporated by reference herein.

In addition to meeting statutory, regulatory and operational liquidity requirements, the Finance Board regulations and the FHLBank’s RMP require the FHLBank to maintain contingency liquidity, which is defined as sources of cash the FHLBank may use to meet its operational liquidity requirements for a minimum of five business days without access to the consolidated obligation debt markets. Eligible FHLBank investments for meeting the contingency liquidity requirement are defined below. Both the Finance Board and the FHLBank’s liquidity measures depend on certain assumptions which may or may not prove valid in the event of an actual market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five business days; however, under extremely adverse market conditions, the FHLBank’s ability to meet a significant increase in member advance demand could be impaired if the FHLBank is denied access to the consolidated obligation debt markets. The FHLBank completes its contingency liquidity calculation weekly, or more often if deemed necessary.
Table 47 summarizes the FHLBank’s compliance with the Finance Board’s regulatory requirements and the FHLBank’s RMP requirements as of the most recently available weekly computation dated June 27, 2006 (in thousands):
Table 47

June 27, 2006
Sources of Contingency Liquidity:
Marketable securities with a maturity less than one year	$6,611,071
Self liquidating assets with a maturity of 7 days or less	10,885,558
Securities available for repurchase agreements	3,312,461

Total Sources	20,809,090

Uses of Contingency Liquidity:
20 percent of deposits	120,404
100 percent of consolidated obligations and other borrowings maturing in one week	6,564,043
Less 100 percent of consolidated obligations settling in one week	(95,000)
100 percent of consolidated obligations expected to be called in one week	25,000

Total Uses	6,614,447

EXCESS CONTINGENCY LIQUIDITY	$14,194,643

An entity is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. The FHLBank has reviewed the appropriate documents concerning its vulnerability to transactions that contain triggers and understands the manner in which risks can arise from such triggers. Triggers adverse to the FHLBank currently exist in agreements for derivatives and Stand-by Bond Purchase Agreements (SBPAs). The FHLBank’s staff monitors triggers in order to properly manage its potential risks from triggers.
All of the derivative transactions currently in effect, including interest rate swaps, swaptions, caps and floors, have two-way bilateral triggers based on the ratings of the FHLBank or the counterparties, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of the FHLBank or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to the FHLBank. The FHLBank’s agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that the FHLBank or a counterparty is willing to accept for a given rating level determined by the Nationally-Recognized Statistical Rating Organizations (NRSRO). The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 48:

Table 48

S&P or Fitch Ratings	Moody's Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0
If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO’ rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aaa-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at March 31, 2006 and December 31, 2005 was in the form of cash.
The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB/Baa), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of March 31, 2006 and December 31, 2005, the FHLBank had 23 and 22 SBPAs that covered $789.9 million and $764.9 million in outstanding principal plus interest, respectively.
Critical Accounting Policies and Estimates
The preparation of the FHLBank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the FHLBank’s reported results and disclosures. Several of the FHLBank’s accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to the FHLBank’s results. These assumptions and assessments include the following:
•	Accounting related to derivatives;

•	Fair-value determinations;

•	Projecting mortgage prepayments to calculate the amortization of the deferred price components of mortgages and mortgage-related securities held in portfolio; and

•	Determining the adequacy of the allowance for credit losses.
Changes in any of the estimates and assumptions underlying the FHLBank’s critical accounting policies could have a material effect on the FHLBank’s financial statements.
The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described in the Form 10 incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the three months ended March 31, 2006.
Recently Issued Accounting Standards
There are no material changes from the impact of recently issued accounting standards discussed in the Form 10 incorporated by reference herein.
Recent Developments
There are no material changes from the legislation and regulatory developments discussed in the Form 10 incorporated by reference herein.
Item 3: Quantitative and Qualitative Disclosures about Market Risk
See Item 2 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report.

Item 4: Controls and Procedures
Disclosure Controls and Procedures. The FHLBank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The FHLBank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the FHLBank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the FHLBank’s disclosure controls and procedures, the FHLBank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the FHLBank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.
Management of the FHLBank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as of the end of the quarterly period covered by this report. Based upon the evaluation, they have concluded that the FHLBank’s disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report. This determination is a result of the material weaknesses that management identified that led to the restatement of financial information related to the accounting for derivatives and the classification of certain cash flows as discussed in our Form 10. See Item 2 — “Restatement of Previously Issued Financial Statements” in the Form 10, incorporated by reference herein, for a complete discussion of the material weakness determination. Actions that have been taken to address these material weaknesses are described in “Internal Control over Financial Reporting” herein. The FHLBank is in the process of remediating the material weaknesses identified, as discussed above and in the Form 10, incorporated by reference herein. Therefore, management is currently unable to declare our disclosure control and procedures effective.
Internal Control over Financial Reporting. For the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to affect, our internal control over financial reporting. We have begun our remediation efforts, including the development of accounting policies related to both SFAS 133 and the preparation and review of the statement of cash flows. We have also scheduled SFAS 133 training for our employees who deal with derivatives and have hired and will hire additional employees to be responsible for our accounting processes. These staffing additions, training efforts and changes in internal controls over financial reporting are in response to the material weaknesses identified, as discussed above and in the Form 10, incorporated by reference herein.
PART II. OTHER INFORMATION
Item 1: Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.
Item 1A. Risk Factors.
For a discussion of certain risks applicable to the FHLBank, see Item 1A — “Risk Factors” in the Form 10, incorporated by reference herein. There were no material changes during the quarter in the Risk Factors described in the Form 10.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Entry into a Material Definitive Agreement. On June 23, 2006, the FHLBank, the 11 other FHLBanks and the Office of Finance entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the “Agreement”). The FHLBanks and the Office of Finance entered into the Agreement in response to the Board of Governors of the Federal Reserve System revising its Policy Statement on Payments System Risk (the “Revised Policy”) concerning the disbursement by the Federal Reserve Banks of interest and principal payments on securities issued by GSEs, such as the FHLBanks, and certain international organizations. The Federal Reserve Banks currently process and post these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury securities’ interest and principal payments, even if the issuer has not fully funded its payments. The Revised Policy requires that, beginning on July 20, 2006, Federal Reserve Banks will release these interest and principal payments as directed by the issuer only if the issuer’s Federal Reserve account contains sufficient funds to cover the payments. While the issuer will determine the timing of these payments during the day, each issuer will be required to fund its interest and principal payments by 4:00 p.m. Eastern Time, in order for the payments to be processed that day.
The FHLBanks issue debt through the Office of Finance in the form of consolidated obligations, and all 12 FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. The Office of Finance funds P&I payments on the FHLBanks’ consolidated obligations through its account at the Federal Reserve Bank of New York. As noted above, beginning on July 20, 2006, the Office of Finance will be required to fund these P&I payments by 4:00 p.m. Eastern Time, which will require the FHLBanks to send funds for P&I payments to the Office of Finance prior to 4:00 p.m. Eastern Time. The FHLBanks and the Office of Finance entered into the Agreement to facilitate timely funding by the FHLBanks of the P&I payments under their respective consolidated obligations, as made through the Office of Finance, in accordance with the Revised Policy.
Under the Agreement, in the event that one or more FHLBanks does not fund its P&I payments under a consolidated obligation by deadlines agreed upon by the FHLBanks and the Office of Finance (for purposes of the Agreement, a “Delinquent Bank”), the non-Delinquent Banks will be obligated to fund any shortfall in funding to the extent that any of the non-Delinquent Banks has a net positive settlement balance (i.e., the amount by which end-of-day proceeds received by such non-Delinquent Bank from the sale of consolidated obligations on one day exceeds payments by such non-Delinquent Bank on consolidated obligations on the same day) in its account with the Office of Finance on the day the shortfall occurs. An FHLBank that funds the shortfall of a Delinquent Bank is referred to in the Agreement as a “Contingency Bank.” The non-Delinquent Banks would fund the shortfall of the Delinquent Bank sequentially in accordance with an agreed-upon funding matrix as provided in the Agreement. Additionally, a non-Delinquent Bank could choose to voluntarily fund any shortfall not funded on a mandatory basis by another non-Delinquent Bank. To fund the shortfall of a Delinquent Bank, the Office of Finance will issue to the Contingency Bank on behalf of the Delinquent Bank a consolidated obligation with a maturity of one business day in the amount of the shortfall funded by the Contingency Bank (a “Plan CO”).
On the day that a Plan CO is issued, each non-Delinquent Bank (other than the Contingency Bank that purchased the Plan CO) becomes obligated to purchase a pro rata share of the Plan CO from the Contingency Bank (each such non-Delinquent Bank being a “Reallocation Bank”). The pro rata share for each Reallocation Bank will be calculated based upon the aggregate amount of outstanding consolidated obligations for which each Reallocation Bank and the Contingency Bank were primarily liable as of the preceding month-end. Settlement of the purchase by the Reallocation Banks of their pro rata shares of the Plan CO will occur on the second business day following the date on which the Plan CO was issued only if the Plan CO is not repaid on the first business day following its issuance, either by the Delinquent Bank or by another FHLBank.
Plan COs will bear interest calculated on an actual/360 basis at a rate equal to: (a) the overnight Federal funds quote obtained by the Office of Finance or (b) the actual cost if the Contingency Bank purchases funds in the open market for delivery to the Office of Finance. Additionally, a Delinquent Bank will be required to pay additional interest on the amount of any Plan CO based on the number of times that FHLBank has been a Delinquent Bank. The interest is 500 basis points per annum for the first delinquency, 750 basis points per annum for the second delinquency and 1000 basis points per annum for subsequent delinquencies. The first 100 basis points of additional interest will be paid to the Contingency Banks that purchased the Plan CO. Additional interest in excess of 100 basis points will be paid to the non-Delinquent Banks in equal shares.

The initial term of the Agreement commences on July 20, 2006, the date that the Revised Policy goes into effect for GSEs, and ends on December 31, 2008 (the “Initial Term”). The Agreement will then automatically renew for successive three-year terms (each a “Renewal Term”) unless at least one year prior to the end of the Initial Term or any Renewal Term at least one-third of the FHLBanks give notice to the other FHLBanks and the Office of Finance of their intentions to terminate the Agreement at the end of such Initial Term or Renewal Term. The notice must include an explanation from those FHLBanks of their reasons for taking such action. Under the terms of the Agreement, the FHLBanks and the Office of Finance have agreed to endeavor in good faith to address any such reasons by amending the Agreement so that all FHLBanks and the Office of Finance agree that the Agreement, as amended, will remain in effect.
The above summary of the Agreement is qualified in its entirety by reference to the full text of the Agreement, a copy of which is attached as Exhibit 10.9 hereto and incorporated by reference herein.

Item 6: Exhibits
The FHLBank has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
3.1
Federal Home Loan Bank of Topeka Articles and Organization Certificate, originally approved July 22, 1932, filed as Exhibit 3.1 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 3.1.

3.2
Federal Home Loan Bank of Topeka Amended and Restated Bylaws, approved September 23, 2005, filed as Exhibit 3.2 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 3.2.

4.1	Federal Home Loan Bank of Topeka Capital Plan filed as Exhibit 4.1 to the Company’s Form 10 filed May 15, 2006 (File No 000-52004), is incorporated herein by reference as Exhibit 4.1.

10.1
Federal Home Loan Bank of Topeka Benefit Equalization Plan, as amended and restated effective march 23, 2006, filed as Exhibit 10.1 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated by reference as Exhibit 10.1.

10.2
Federal Home Loan Bank of Topeka Directors’ Nonqualified Deferred Compensation Program, adopted June 20, 2003, filed as Exhibit 10.2 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.2.

10.3
Federal Home Loan Bank of Topeka Performance Pay Plan, as adopted on January 21, 2005 filed as Exhibit 10.3 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.3.

10.4
Federal Home Loan Bank of Topeka Office Complex Lease Agreement, entered into the 25th day of March, 2002, by and between Federal Home Loan Bank of Topeka and Security Benefit Life Insurance Company, filed as Exhibit 10.4 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.4.

10.4.1
Federal Home Loan Bank of Topeka Office Complex Lease Amendment, entered into the 21st day of February, 2003, by and between Federal Home Loan Bank of Topeka and Security Benefit Life Insurance Company, filed as Exhibit 10.4.1 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.4.1.

10.4.2
Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, entered into the 31st day of October, 2005 by and between Federal Home Loan Bank of Topeka and Security Benefit Life Insurance Company, filed as Exhibit 10.4.2 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.4.2.

10.5
Federal Home Loan Bank of Topeka Lease Agreement, entered into the 1st day of March, 2002, by and between Federal Home Loan Bank of Topeka as tenant and the City of Topeka, Kansas as issuer, filed as Exhibit 10.5 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.5.

10.6
Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), filed as Exhibit 10.6 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.6.

10.7
Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), filed as Exhibit 10.7 to the Company’s Form 10 filed May 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.7.

10.8
Federal Home Loan Bank of Topeka Form of Confirmation of Advance, filed as Exhibit 10.8 to the Company’s Form 10 filed may 15, 2006 (File No. 000-52004), is incorporated herein by reference as Exhibit 10.8.

10.9	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks

12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka
Date: July 12, 2006	By:	/s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer