Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Topeka
filed 2006-08-21
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52004
FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation	48-0561319
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

One Security Benefit Pl. Suite 100
Topeka, KS	66606
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
785.233.0507
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☑ NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of July 31, 2006
Class A Stock, par value $100	5,450,101
Class B Stock, par value $100	12,446,496

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
The FHLBank filed a registration statement on Form 10 (referred in this report as “Form 10”) under the Securities Exchange Act of 1934 (“Exchange Act”) on May 15, 2006, which became effective on July 14, 2006. Portions of the Form 10 are incorporated by reference in this report.
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

For additional information regarding these and other risks, see Item 1A – “Risk Factors” in the Form 10, incorporated by reference herein.
Any forward-looking statements made or incorporated by reference in this quarterly report or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$449	$148
Interest bearing deposits	5,491,844	4,398,723
Overnight federal funds sold	2,399,000	3,179,500
Term federal funds sold	750,000	1,325,000
Trading securities (Note 3)	691,837	713,990
Available-for-sale securities[1] (Note 4)	100,785	102,689
Held-to-maturity securities[2] (Note 5)	7,607,538	7,440,009
Advances (Note 6)	27,984,188	27,086,568
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $764 and $756 (Note 7)	2,406,021	2,422,507
Accrued interest receivable	165,673	151,222
Premises and equipment, net	19,672	18,888
Derivative assets (Note 14)	30,591	22,018
Other assets	92,998	98,605

TOTAL ASSETS	$47,740,596	$46,959,867

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$128,941	$104,769
Overnight	582,600	685,900
Term	140,605	95,425
Other	3,460	7,460
Non-interest-bearing:
Other	8,627	7,159

Total deposits	864,233	900,713

Consolidated obligations, net (Note 11):
Discount notes	13,260,752	13,434,760
Bonds	30,625,852	29,888,619

Total consolidated obligations, net	43,886,604	43,323,379

Mandatorily redeemable capital stock (Note 12)	61,266	64,355
Accrued interest payable	290,143	251,208
Affordable Housing Program (Note 8)	33,656	30,567
Payable to Resolution Funding Corp. (REFCORP) (Note 9)	8,227	12,962
Derivative liabilities (Note 14)	555,541	412,994
Other liabilities	41,783	45,512

TOTAL LIABILITIES	45,741,453	45,041,690

Commitments and contingencies (Note 16)

Capital (Note 12):
Capital stock outstanding — putable:
Class A ($100 par value; 4,878 and 4,977 shares issued and outstanding)	487,846	497,759
Class B ($100 par value; 13,598 and 12,906 shares issued and outstanding)	1,359,771	1,290,582

Total capital stock	1,847,617	1,788,341

Retained earnings	159,719	137,270
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 4)	(6,434)	(5,622)
Net unrealized loss relating to hedging activities	(182)	(235)
Minimum pension liability	(1,577)	(1,577)

TOTAL CAPITAL	1,999,143	1,918,177

TOTAL LIABILITIES AND CAPITAL	$47,740,596	$46,959,867

[1]	Amortized cost: $107,219 and $108,311 at June 30, 2006 and December 31, 2005.

[2]	Fair value: $7,480,404 and $7,391,650 at June 30, 2006 and December 31, 2005.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest bearing deposits	$67,099	$26,104	$118,345	$44,346
Securities purchased under agreements to resell	24	0	24	0
Overnight federal funds sold	31,730	20,546	66,061	41,587
Term federal funds sold	15,003	9,178	30,966	16,326
Trading securities	9,262	9,299	18,533	18,606
Available-for-sale securities	639	652	1,273	1,300
Held-to-maturity securities	97,726	71,263	189,367	142,141
Advances	343,497	218,243	654,316	400,762
Prepayment fees on terminated advances	6	118	1,009	2,563
Mortgage loans held for portfolio	30,705	30,238	61,300	60,882
Overnight loans to other Federal Home Loan Banks	18	13	33	111
Other	1,045	1,164	2,138	2,370

Total interest income	596,754	386,818	1,143,365	730,994

INTEREST EXPENSE:
Deposits	9,057	5,580	17,764	10,419
Consolidated obligations:
Discount Notes	159,407	91,766	306,478	170,785
Bonds	373,504	245,877	710,851	461,331
Overnight loans from other Federal Home Loan Banks	40	71	40	103
Securities sold under agreements to repurchase	0	719	0	743
Other borrowings	433	523	915	1,066
Mandatorily redeemable capital stock (Note 12)	716	72	1,337	152

Total interest expense	543,157	344,608	1,037,385	644,599

NET INTEREST INCOME	53,597	42,210	105,980	86,395
Provision for credit losses on mortgage loans	28	91	87	194

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	53,569	42,119	105,893	86,201

OTHER INCOME:
Service fees	346	340	682	624
Net gain (loss) on trading securities (Note 3)	(9,021)	16,447	(20,926)	(284)
Net realized and unrealized gain (loss) on derivatives and hedging activities	9,988	(18,757)	28,090	(3,071)
Net realized gain (loss) on retirement of debt	(2,883)	483	(4,696)	1,031
Other	863	945	1,699	1,836

Total other income	(707)	(542)	4,849	136

OTHER EXPENSES:
Salaries and benefits	4,475	3,832	8,935	7,875
Other operating	2,581	2,169	4,706	3,161
Finance Board	396	392	792	784
Office of Finance	283	313	718	681
Other	255	238	496	470

Total other expenses	7,990	6,944	15,647	12,971

INCOME BEFORE ASSESSMENTS	44,872	34,633	95,095	73,366

Affordable Housing Program (Note 8)	3,736	2,835	7,899	6,005
REFCORP (Note 9)	8,227	6,359	17,439	13,472

Total assessments	11,963	9,194	25,338	19,477

NET INCOME	$32,909	$25,439	$69,757	$53,889

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2005 AND 2006 – Unaudited
(In thousands)

						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
BALANCE – DECEMBER 31, 2004	3,256	$325,643	14,795	$1,479,426	$86,738	$(5,014)	$1,886,793
Proceeds from sale of capital stock	43	4,329	2,870	287,004			291,333
Repurchase/redemption of capital stock							0
Comprehensive income:
Net income					53,889
Other comprehensive income:
Net unrealized loss on available-for-sale (AFS) securities						(162)
Reclassification adjustment for gain (loss) on hedging activities included in net income						54
Total comprehensive income							53,781
Net transfer of shares to mandatorily redeemable capital stock	(205)	(20,485)	(2,815)	(281,480)			(301,965)
Net transfer of shares between Class A and Class B	192	19,161	(192)	(19,161)			0
Dividends on capital stock (Class A – 3.7%, Class B – 4.8%):
Cash payment					(170)		(170)
Stock issued			407	40,694	(40,694)		0

BALANCE – JUNE 30, 2005	3,286	$328,648	15,065	$1,506,483	$99,763	$(5,122)	$1,929,772

BALANCE – DECEMBER 31, 2005	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock	21	2,115	2,672	267,241			269,356
Repurchase/redemption of capital stock			(170)	(17,056)			(17,056)
Comprehensive income:
Net income					69,757
Other comprehensive income:
Net unrealized loss on AFS securities						(812)
Reclassification adjustment for gain (loss) on hedging activities included in net income						53
Total comprehensive income							68,998
Net transfer of shares to mandatorily redeemable capital stock	(692)	(69,259)	(1,709)	(170,899)			(240,158)
Net transfer of shares between Class A and Class B	572	57,231	(572)	(57,231)			0
Dividends on capital stock (Class A – 4.1%, Class B – 5.8%):
Cash payment					(174)		(174)
Stock issued			471	47,134	(47,134)		0

BALANCE – JUNE 30, 2006	4,878	$487,846	13,598	$1,359,771	$159,719	$(8,193)	$1,999,143

[1]	Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,757	$53,889

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	2,460	(6,560)
Concessions on consolidated obligation bonds	2,306	4,903
Premiums and discounts on investments, net	(1,511)	2,572
Premiums, discounts and commitment fees on advances	(27,740)	(28,968)
Discounts on Housing and Community Development advances	(3)	(3)
Premiums, discounts and deferred loan costs on mortgage loans, net	494	1,305
Fair value adjustments on hedged assets or liabilities	29,287	36,258
Other comprehensive income	53	54
Premises and equipment	1,415	664
Provision for credit losses on mortgage loans	87	194
Non-cash interest on mandatorily redeemable capital stock	1,333	150
Net realized (gain) loss on early extinguishment of debt	4,696	(1,031)
Other (gains) losses	(11)	(3)
(Increase) decrease in trading securities	22,153	1,683
(Gain) due to change in net fair value adjustment on derivative and hedging activities	(39,270)	827
(Increase) decrease in accrued interest receivable	(14,451)	(12,873)
(Increase) decrease in derivative asset – net accrued interest receivable	(12,870)	(42)
(Increase) decrease in other assets	280	1,427
Increase (decrease) in accrued interest payable	38,935	256
(Increase) decrease in derivative liability – net accrued interest receivable	(12,817)	(2,698)
Increase (decrease) in Affordable Housing Program liability	3,089	1,109
Increase (decrease) in REFCORP liability	(4,735)	514
Increase (decrease) in other liabilities	1,272	(180)

Total adjustments	(5,548)	(442)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	64,209	53,447

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits	(1,093,121)	(605,466)
Net (increase) decrease in overnight federal funds sold	780,500	1,308,500
Net (increase) decrease in term federal funds sold	575,000	(400,000)
Net (increase) decrease in short-term held-to-maturity securities	(270,757)	333,058
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	741,217	993,801
Purchases of long-term held-to-maturity securities	(630,385)	(665,590)
Principal collected on advances	209,438,804	163,497,194
Advances made	(210,471,218)	(164,891,193)
Principal collected on mortgage loans held for portfolio	133,740	147,153
Mortgage loans held for portfolio originated or purchased	(118,470)	(180,614)
Principal collected on other loans made	607	600
Purchases of premises and equipment	(2,199)	(1,321)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(916,282)	(463,878)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(36,480)	$(56,524)
Net proceeds from sale of consolidated obligation:
Bonds	3,873,596	5,051,893
Discount notes	444,441,044	399,597,030
Payments for maturing and retired consolidated obligation:
Bonds	(2,816,230)	(4,403,036)
Discount notes	(444,612,102)	(399,738,152)
Net increase (decrease) in securities sold under agreement to repurchase	0	106,313
Net increase (decrease) in other borrowings	(5,000)	(7,000)
Proceeds from issuance of capital stock	269,356	291,333
Payments for repurchase/redemption of capital stock	(17,056)	0
Payments for redemption of mandatorily redeemable capital stock	(244,580)	(431,529)
Cash dividends paid	(174)	(170)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	852,374	410,158

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	301	(273)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	148	957

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$449	$684

Supplemental disclosures:
Interest paid	$982,604	$635,457

Affordable Housing Program payments	$5,280	$5,018

REFCORP payments	$22,174	$12,958

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
June 30, 2006
NOTE 1 – FINANCIAL STATEMENT PRESENTATION
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
Reclassifications: Certain amounts in the June 30, 2005 and December 31, 2005 financial statements have been reclassified to conform to the June 30, 2006 presentations.
NOTE 2 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
The FHLBank occasionally enters into purchases of securities under agreements to resell (resale agreements). These amounts represent short-term loans and are reflected as assets in the Statements of Condition. One of the Federal Reserve Banks holds the securities purchased under agreements to resell in safekeeping in the name of the FHLBank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or the dollar value of the resale agreements will be decreased accordingly. There were no securities purchased under agreements to resell as of June 30, 2006. However, securities purchased under agreements to resell averaged $1,913,000 and $962,000 during the three- and six-month periods ended June 30, 2006. There were no securities purchased under agreements to resell as of December 31, 2005 or at any time during the first six months of 2005. The maximum amount outstanding at any time during the six months ended June 30, 2006 was $24,875,000.
NOTE 3 – TRADING SECURITIES
Major Security Types: Trading securities as of June 30, 2006 and December 31, 2005 are summarized in the following table (in thousands):

	Estimated Fair Values
	June 30, 2006	December 31, 2005
FHLBank obligations[1]	$15,052	$15,284
Fannie Mae[2] obligations	179,354	183,851
Freddie Mac[2] obligations	492,156	508,274
Federal Farm Credit Bank[2] obligations	1,224	1,836

Subtotal	687,786	709,245

Ginnie Mae mortgage-backed securities[3]	4,051	4,745

TOTAL	$691,837	$713,990

[1]	See Note 18 for transactions with other FHLBanks.

[2]	Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
Redemption Terms: The estimated fair values of trading securities by contractual maturity as of June 30, 2006 and December 31, 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006	December 31, 2005
Due in one year or less	$51,545	$0
Due after one year through five years	288,433	191,541
Due after five years through 10 years	347,808	517,704
Due after 10 years	0	0

Subtotal	687,786	709,245

Mortgage-backed securities	4,051	4,745

TOTAL	$691,837	$713,990

Net gains (losses) on trading securities during the three months ended June 30, 2006 and 2005 included an increase (decrease) in net unrealized holding loss of $9,021,000 and ($16,447,000) for securities held on June 30, 2006 and 2005, respectively. Net gains (losses) on trading securities during the six months ended June 30, 2006 and 2005 included an increase in net unrealized holding loss of $20,926,000 and $284,000 for securities held on June 30, 2006 and 2005, respectively.
NOTE 4 – AVAILABLE-FOR-SALE SECURITIES
Major Security Types: The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of June 30, 2006 and December 31, 2005 are as follows (in thousands). All securities as of June 30, 2006 and December 31, 2005 were U.S. Treasury obligations.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of June 30, 2006	$107,219	$0	$6,434	$100,785

As of December 31, 2005	$108,311	$0	$5,622	$102,689

Redemption Terms: The amortized cost and estimated fair values of available-for-sale securities by contractual maturity as of June 30, 2006 and December 31, 2005 are shown in the following table (in thousands). None of these securities are callable or prepayable.

	June 30, 2006		December 31, 2005
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Values	Cost	Values
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	107,219	100,785	108,311	102,689
Due after five years through 10 years	0	0	0	0
Due after 10 years	0	0	0	0

TOTAL	$107,219	$100,785	$108,311	$102,689

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of June 30, 2006 and December 31, 2005, respectively, were fixed rate securities.
Gains and Losses: There were no sales of available-for-sale securities during the three or six month periods ended June 30, 2006 or 2005.
NOTE 5 – HELD-TO-MATURITY SECURITIES
Major Security Types: Held-to-maturity securities as of June 30, 2006 are summarized in the following table (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Fannie Mae[1] obligations	$100,106	$0	$418	$99,688
Freddie Mac[1] obligations	99,796	0	265	99,531
State or local housing agency obligations	277,185	1,174	7,509	270,850
Commercial paper	1,101,886	0	0	1,101,886

Subtotal	1,578,973	1,174	8,192	1,571,955

Mortgage-backed securities:
Fannie Mae[1]	908,903	1,806	15,025	895,684
Freddie Mac[1]	1,086,645	1,182	20,156	1,067,671
Ginnie Mae[2]	19,571	223	0	19,794
Other (private issuers)	4,013,446	2,845	90,991	3,925,300

Mortgage-backed securities	6,028,565	6,056	126,172	5,908,449

TOTAL	$7,607,538	$7,230	$134,364	$7,480,404

Held-to-maturity securities as of December 31, 2005 are summarized in the following table (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Fannie Mae[1] obligations	$150,064	$0	$345	$149,719
Freddie Mac[1] obligations	99,656	469	0	100,125
State or local housing agency obligations	308,520	3,900	2,050	310,370
Commercial paper	829,614	0	0	829,614

Subtotal	1,387,854	4,369	2,395	1,389,828

Mortgage-backed securities:
Fannie Mae[1]	847,488	2,682	8,437	841,733
Freddie Mac[1]	891,590	2,876	8,644	885,822
Ginnie Mae[2]	22,767	279	0	23,046
Other (private issuers)	4,290,310	2,994	42,083	4,251,221

Mortgage-backed securities	6,052,155	8,831	59,164	6,001,822

TOTAL	$7,440,009	$13,200	$61,559	$7,391,650

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.

[2]	Ginnie Mae securities are guaranteed by the U.S. government.
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
The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $9,223,000 and $7,174,000 as of June 30, 2006 and December 31, 2005, respectively. Other investments included net discounts of $98,000 and $280,000 as of June 30, 2006 and December 31, 2005, respectively.
Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of June 30, 2006 and December 31, 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Due in one year or less	$1,301,788	$1,301,105	$879,476	$879,145
Due after one year through five years	10,355	10,825	210,213	211,488
Due after five years through 10 years	5,785	5,810	6,045	6,107
Due after 10 years	261,045	254,215	292,120	293,088

Subtotal	1,578,973	1,571,955	1,387,854	1,389,828

Mortgage-backed securities	6,028,565	5,908,449	6,052,155	6,001,822

TOTAL	$7,607,538	$7,480,404	$7,440,009	$7,391,650

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,450,278	$1,251,529
Variable rate	128,695	136,325

Subtotal	1,578,973	1,387,854

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	30,087	34,105
Variable rate	26,856	30,705
Collateralized mortgage obligations:
Fixed rate	3,922,589	3,797,609
Variable rate	2,049,033	2,189,736

Subtotal	6,028,565	6,052,155

TOTAL	$7,607,538	$7,440,009

Gains and Losses: There were no sales of held-to-maturity securities during the periods ended June 30, 2006 or 2005.
NOTE 6 – ADVANCES
Redemption Terms: As of June 30, 2006 and December 31, 2005, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances, see Note 8) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in one year or less	$15,134,814	5.06%	$13,882,971	4.07%
Due after one year through two years	3,246,581	4.56	2,261,672	3.79
Due after two years through three years	1,603,514	4.46	1,809,983	4.40
Due after three years through four years	1,949,023	5.24	2,236,074	4.56
Due after four years through five years	1,976,813	5.14	2,110,185	5.28
Due after five years	4,198,167	4.58	4,775,513	4.16

Total par value	28,108,912	4.91%	27,076,398	4.22%

Discounts on HCD advances	(54)		(57)
Premiums on other advances	135		153
Discounts on other advances	(125,667)		(153,325)
SFAS 133 fair value adjustments	862		163,399

TOTAL	$27,984,188		$27,086,568

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The FHLBank’s advances as of June 30, 2006 and December 31, 2005 include callable advances totaling $3,467,850,000 and $2,751,870,000, respectively. The table below summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	June 30, 2006	December 31, 2005
Due in one year or less	$17,909,416	$14,914,361
Due after one year through two years	2,207,408	2,218,200
Due after two years through three years	1,579,020	1,685,962
Due after three years through four years	1,846,117	2,132,856
Due after four years through five years	1,721,408	2,010,185
Due after five years	2,845,543	4,114,834

TOTAL PAR VALUE	$28,108,912	$27,076,398

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank’s advances as of June 30, 2006 and December 31, 2005 included convertible advances totaling $3,929,383,000 and $4,966,453,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	June 30, 2006	December 31, 2005
Due in one year or less	$17,874,730	$17,599,759
Due after one year through two years	3,829,206	2,731,080
Due after two years through three years	1,496,564	2,019,283
Due after three years through four years	1,611,982	1,921,974
Due after four years through five years	1,142,488	1,165,969
Due after five years	2,153,942	1,638,333

TOTAL PAR VALUE	$28,108,912	$27,076,398

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Par amount of advances:
Fixed rate	$21,904,432	$21,876,531
Variable rate	6,204,480	5,199,867

TOTAL PAR VALUE	$28,108,912	$27,076,398

NOTE 7 – MORTGAGE LOANS HELD FOR PORTFOLIO
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

The following table presents information as of June 30, 2006 and December 31, 2005 on mortgage loans held for portfolio (in thousands):

	June 30, 2006	December 31, 2005
Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$878,325	$919,285
Fixed rate, long-term, single-family mortgages	1,524,841	1,499,886

Total par value	2,403,166	2,419,171
Premiums	16,433	17,242
Discounts	(12,148)	(12,761)
Deferred loan costs, net	158	161
SFAS 133 fair value adjustments	(824)	(550)

Total before Allowance for Credit Losses on Mortgage Loans	2,406,785	2,423,263
Allowance for Credit Losses on Mortgage Loans	(764)	(756)

Mortgage Loans, net	$2,406,021	$2,422,507

[1]	Medium-term is defined as a term of 15 years or less.
The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. During the three months ended June 30, 2006 and 2005, credit enhancement fees paid by the FHLBank to participating members totaled $629,000 and $654,000, respectively. Credit enhancement fees paid by the FHLBank to participating members totaled $1,264,000 and $1,307,000 for the six months ended June 30, 2006 and 2005, respectively.
The allowance for credit losses on mortgage loans for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Balance, beginning of period	$784	$527	$756	$424
Provision for credit losses on mortgage loans	28	91	87	194
Charge-offs	(48)	0	(79)	0
Recoveries	0	0	0	0

Balance, end of period	$764	$618	$764	$618

NOTE 8 – AFFORDABLE HOUSING PROGRAM
The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (herein referred to as “SFAS 150”) and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Federal Housing Finance

Board (Finance Board). The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 9.
The amount set aside is charged to income and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s regulatory income before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the 12 FHLBanks. There were no shortfalls for the three- and six-month periods ended June 30, 2006 or 2005.
The following table details the change in the AHP liability for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Appropriated and reserved AHP funds as of the beginning of the period	$33,113	$26,503	$30,567	$25,559
AHP set aside based on current year income	3,736	2,835	7,899	6,005
Direct grants disbursed	(3,301)	(2,738)	(5,280)	(5,018)
Recaptured funds[1]	108	68	470	122

Appropriated and reserved AHP funds as of the end of the period	$33,656	$26,668	$33,656	$26,668

[1]	Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to FHLBank is required by regulation. In most cases, recaptured funds are returned as a result of AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property. Recaptured funds are reallocated to future periods.
NOTE 9 – RESOLUTION FUNDING CORP. (REFCORP)
Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 8. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to REFCORP, who then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.
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
The following table details the change in the REFCORP liability for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
REFCORP obligation as of the beginning of the period	$9,066	$8,470	$12,962	$6,872
REFCORP assessments	8,227	6,359	17,439	13,472
REFCORP payments	(9,066)	(7,443)	(22,174)	(12,958)

REFCORP obligation as of the end of the period	$8,227	$7,386	$8,227	$7,386

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
The FHLBank has entered into sales of securities under agreements to repurchase with a limited number of securities dealers, all of which the Federal Reserve Bank of New York has designated as “primary dealers.” The amounts received under these agreements represent short-term borrowings and are reflected as liabilities in the Statements of Condition. The securities sold under agreements to repurchase are delivered to the primary dealers. If during the terms of the agreements the market values of the underlying securities increase above or decrease below the market value required as collateral, adjustments will be made to the principal amounts of the repurchase agreements or to the amount of securities delivered to the primary dealer. There were no securities sold under agreements to repurchase as of June 30, 2006 or at any time during the first six months of 2006. There were no securities sold under agreements to repurchase as of December 31, 2005. However, repurchase liabilities averaged $103,806,000 and $53,910,000 during the three- and six-month periods ended June 30, 2005. The maximum amount outstanding at any time during the six months ended June 30, 2005 was $106,313,000.
NOTE 11 – CONSOLIDATED OBLIGATIONS
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
Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in one year or less	$7,194,450	3.93%	$6,217,517	3.74%
Due after one year through two years	4,338,406	3.96	4,784,031	3.45
Due after two years through three years	3,694,635	4.04	4,097,282	3.75
Due after three years through four years	2,238,307	4.16	2,398,025	3.91
Due after four years through five years	2,293,175	4.73	2,185,348	4.25
Due after five years	11,727,348	4.73	10,729,471	4.69

Total par value	31,486,321	4.32%	30,411,674	4.08%

Premiums	11,208		15,705
Discounts	(17,730)		(17,268)
SFAS 133 fair value adjustments	(853,947)		(521,492)

TOTAL	$30,625,852		$29,888,619

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2006 and December 31, 2005 includes callable bonds totaling $20,056,429,000 and $19,350,242,000, respectively.
The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity or Next Call Date	June 30, 2006	December 31, 2005
Due in one year or less	$24,927,358	$23,705,938
Due after one year through two years	2,091,510	2,341,260
Due after two years through three years	1,637,228	1,636,196
Due after three years through four years	673,105	813,700
Due after four years through five years	568,900	431,905
Due after five years	1,588,220	1,482,675

TOTAL PAR VALUE	$31,486,321	$30,411,674

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Par value of consolidated obligation bonds:
Fixed rate	$16,401,715	$15,999,770
Step ups	9,114,430	9,289,430
Range bonds	4,748,375	3,906,375
Zero coupon	221,801	216,099
Simple variable rate	1,000,000	1,000,000

TOTAL PAR VALUE	$31,486,321	$30,411,674

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rates
June 30, 2006	$13,260,752	$13,299,105	5.04%

December 31, 2005	$13,434,760	$13,458,956	3.95%

NOTE 12 – CAPITAL
The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Board’s new capital structure regulation. The FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the Finance Board. Only “permanent capital,” defined as Class B Common Stock and retained earnings, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the Finance Board has not placed any such requirement on the FHLBank to date. In addition, the GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio and at least a 5.0 percent leverage capital ratio, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times divided by total assets.
The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$484,521	$1,520,271	$426,149	$1,429,690
Total capital-to-asset ratio	4.0%	4.3%	4.0%	4.2%
Total capital	$1,909,624	$2,068,602	$1,878,395	$1,989,966
Leverage capital ratio	5.0%	5.9%	5.0%	5.8%
Leverage capital	$2,387,030	$2,828,738	$2,347,993	$2,704,811
Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS 150.
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
The FHLBank’s activity for mandatorily redeemable capital stock for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Mandatorily redeemable capital stock at beginning of period	$84,242	$5,392	$64,355	$130,888
Capital stock subject to mandatory redemption reclassified from equity	130,865	175,238	240,158	301,965
Redemption or repurchase of mandatorily redeemable capital stock	(154,554)	(179,228)	(244,580)	(431,529)
Stock dividend classified as mandatorily redeemable capital stock	713	72	1,333	150

Mandatorily redeemable capital stock at end of period	$61,266	$1,474	$61,266	$1,474

NOTE 13 – EMPLOYEE RETIREMENT PLANS
The FHLBank maintains a deferred compensation plan covering certain senior officers that is, in substance, an unfunded supplemental retirement plan. Components of the net periodic pension cost for the FHLBank’s supplemental retirement plan for the three and six months ended June 30, 2006 and 2005 were (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Service cost	$23	$23	$47	$47
Interest cost	73	68	145	136
Amortization of unrecognized prior service cost	(6)	(6)	(12)	(12)
Amortization of unrecognized net loss	89	90	178	179

Net periodic postretirement benefit cost	$179	$175	$358	$350

The FHLBank previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $231,000 to its supplemental retirement plan in 2006.
NOTE 14 – DERIVATIVES AND HEDGING ACTIVITIES
For the three- and six-month periods ended June 30, 2006 and 2005, the FHLBank recorded net realized and unrealized gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Gain (loss) related to fair value hedge ineffectiveness	$(945)	$(639)	$1,098	$2,053
Gain (loss) on economic hedges	10,933	(18,118)	26,992	(5,124)

Net gain (loss) on derivatives and hedging activities	$9,988	$(18,757)	$28,090	$(3,071)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair Value	$29,135,423	$(636,731)	$29,386,727	$(447,281)
Economic	1,755,851	16,850	1,710,847	(10,876)
Interest rate caps/floors
Fair Value	206,500	1,630	205,000	1,388
Economic	1,210,000	5,688	1,050,000	3,780

Mortgage delivery commitments
Economic	21,257	(45)	16,003	42

TOTAL	$32,329,031	$(612,608)	$32,368,577	$(452,947)

Total derivative fair value excluding accrued interest		$(612,608)		$(452,947)
Accrued interest		87,658		61,971

NET DERIVATIVE FAIR VALUE		$(524,950)		$(390,976)

Net derivative asset balances		$30,591		$22,018
Net derivative liability balances		(555,541)		(412,994)

NET DERIVATIVE BALANCES		$(524,950)		$(390,976)

NOTE 15 – ESTIMATED FAIR VALUES
The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of June 30, 2006 and December 31, 2005. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 17 in the audited financial statements included in the FHLBank’s Form 10.

The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of June 30, 2006 are summarized in the following table (in thousands):

		Net Unrealized
	Carrying Value	Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$449	$0	$449

Interest bearing deposits	5,491,844	0	5,491,844

Overnight federal funds sold	2,399,000	0	2,399,000

Term federal funds sold	750,000	0	750,000

Trading securities	691,837	0	691,837

Available-for-sale securities	100,785	0	100,785

Held-to-maturity securities	7,607,538	(127,134)	7,480,404

Advances	27,984,188	(48,763)	27,935,425

Mortgage loans held for portfolio, net of allowance	2,406,021	(131,959)	2,274,062

Accrued interest receivable	165,673	0	165,673

Derivative assets	30,591	0	30,591

Liabilities:
Deposits	864,233	4	864,229

Consolidated obligation discount notes	13,260,752	3,046	13,257,706

Consolidated obligation bonds	30,625,852	241,659	30,384,193

Mandatorily redeemable capital stock	61,266	0	61,266

Accrued interest payable	290,143	0	290,143

Derivative liabilities	555,541	0	555,541

Other Assets (Liability):
Standby letters of credit	(1,197)	0	(1,197)

Standby bond purchase agreements	(66)	1,713	1,647

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
NOTE 16 – COMMITMENTS AND CONTINGENCIES
FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $913,177,715,000 and $893,052,199,000 as of June 30, 2006 and December 31, 2005, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit totaled $1,810,968,000 and $1,865,163,000 as of June 30, 2006 and December 31, 2005, respectively. The original terms were eleven days to seven years for standby letters of credit outstanding at both June 30, 2006 and December 31, 2005, with final expirations in 2011. Unearned fees for transactions prior to 2003, as well as the value of the guarantees related to standby letters of credit entered into after 2002, are recorded in other liabilities and amounted to $1,197,000 and $1,104,000 at June 30, 2006 and December 31, 2005, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.
Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $21,783,000 and $16,157,000 at June 30, 2006 and December 31, 2005, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred to as “SFAS 149”), certain commitments entered into after June 30, 2003, are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded a mortgage delivery commitment derivative liability balance of $45,000 at June 30, 2006 and a mortgage delivery commitment derivative asset balance of $42,000 at December 31, 2005. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Commitments for this product totaled $527,000 and $154,000 at June 30, 2006 and December 31, 2005, respectively.
The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire after five years, no later than 2011, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $784,296,000 and $764,925,000 at June 30, 2006 and December 31, 2005, respectively. FHLBank was not required to purchase any bonds under these agreements during the three or six months ended June 30, 2006 and 2005.
The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of June 30, 2006 and December 31, 2005, the FHLBank had delivered cash with a book value of $242,530,000 and $91,700,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. As of June 30, 2006 and December 31, 2005, cash that has been pledged in the amount of $242,530,000 and $91,700,000, respectively, is classified as interest bearing deposits on the Statements of Condition.
NOTE 17 – TRANSACTIONS WITH STOCKHOLDERS AND HOUSING ASSOCIATES
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
As provided by statute, the only voting rights conferred upon the FHLBank’s members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of the

FHLBank’s board of directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At June 30, 2006 and December 31, 2005, no member owned more than 10 percent of the voting interests of the FHLBank due to statutory limits on members’ voting rights as discussed above.
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
Activity with Members That Exceed a 10 Percent Concentration in FHLBank Capital Stock: The following tables present information as of June 30, 2006 and December 31, 2005 on members that had more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

June 30, 2006
		Total		Total
		Class A Stock		Class B Stock		Total Capital Stock
Member Name	State	Par Value	Percent of Total Class A	Par Value	Percent of Total Class B	Par Value	Percent of Total Stock
MidFirst Bank	OK	$4,653	0.85%	$276,870	20.35%	$281,523	14.75%
U.S. Central Credit Union	KS	1,000	0.18	226,735	16.66	227,735	11.93

TOTAL		$5,653	1.03%	$503,605	37.01%	$509,258	26.68%

December 31, 2005
		Total		Total
		Class A Stock		Class B Stock		Total Capital Stock
Member Name	State	Par Value	Percent of Total Class A	Par Value	Percent of Total Class B	Par Value	Percent of Total Stock
MidFirst Bank	OK	$1,000	0.18%	$272,586	21.09%	$273,586	14.77%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2006 and December 31, 2005 are summarized in the following table (in thousands). Information is only listed for the year in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the years presented, the applicable column is left blank.

	June 30, 2006		December 31, 2005		June 30, 2006		December 31, 2005
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total[1]	Outstanding Deposits	Percent of Total[1]
MidFirst Bank	$5,533,500	19.67%	$5,331,600	19.69%	$4,153	0.48%	$4,383	0.49%
U.S. Central Credit Union	3,500,000	12.45			40	0.01

TOTAL	$9,033,500	32.12%	$5,331,600	19.69%	$4,193	0.49%	$4,383	0.49%

[1]	Excludes cash pledged as collateral by derivative counterparties and classified as interest bearing deposits.

Neither member originated mortgage loans for or sold mortgages into the MPF program during the three- or six-month periods ended June 30, 2006. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the three- or six-month periods ended June 30, 2005.
Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of June 30, 2006 and December 31, 2005 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands).

June 30, 2006
		Total		Total
		Class A Stock		Class B Stock		Total Capital Stock
Member Name	State	Par Value	Percent of Total Class A	Par Value	Percent of Total Class B	Par Value	Percent of Total Stock
Centennial Bank of the West	CO	$2,480	0.45%	$2,632	0.19%	$5,112	0.27%
Farmers Bank & Trust, NA	KS	995	0.18	2,953	0.22	3,948	0.21
First National Bank	KS	1,416	0.26	1,308	0.10	2,724	0.14
Golden Belt Bank, FSA	KS	425	0.08	2,248	0.17	2,673	0.14
Morgan Federal Bank	CO	541	0.10	1,108	0.08	1,649	0.09
Citizens Bank & Trust Co.	OK	263	0.05	574	0.04	837	0.04
Saline State Bank	NE	196	0.03	602	0.04	798	0.04
Chickasha Bank & Trust Co.	OK	478	0.09	116	0.01	594	0.03
Lisco State Bank	NE	32	0.00	57	0.00	89	0.01

TOTAL		$6,826	1.24%	$11,598	0.85%	$18,424	0.97%

December 31, 2005
		Total		Total
		Class A Stock		Class B Stock		Total Capital Stock
Member Name	State	Par Value	Percent of Total Class A	Par Value	Percent of Total Class B	Par Value	Percent of Total Stock
Centennial Bank of the West	CO	$1,777	0.32%	$2,861	0.22%	$4,638	0.25%
Farmers Bank & Trust, NA	KS	853	0.15	2,639	0.20	3,492	0.19
First National Bank	KS	1,521	0.27	1,139	0.09	2,660	0.14
Golden Belt Bank, FSA	KS	284	0.05	2,317	0.18	2,601	0.14
Morgan Federal Bank	CO	511	0.09	1,096	0.09	1,607	0.09
Saline State Bank	NE	186	0.03	592	0.05	778	0.04
Citizens Bank & Trust Co.	OK	259	0.05	472	0.04	731	0.04
Chickasha Bank & Trust Co.	OK	310	0.06	271	0.02	581	0.03
Lisco State Bank	NE	31	0.00	55	0.00	86	0.01

TOTAL		$5,732	1.02%	$11,442	0.89%	$17,174	0.93%

Advance and deposit balances with members that have an officer or director serving on the FHLBank’s board of directors as of June 30, 2006 and December 31, 2005 are summarized in the following table (in thousands).

	June 30, 2006		December 31, 2005		June 30, 2006		December 31, 2005
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Centennial Bank of the West	$64,562	0.23%	$77,227	0.29%	$10	0.00%	$11	0.00%
Farmers Bank & Trust, NA	68,400	0.24	64,375	0.24	12	0.00	2	0.00
First National Bank	32,900	0.12	33,050	0.12	39	0.01	33	0.00
Golden Belt Bank, FSA	28,650	0.10	29,193	0.11	3,603	0.42	2,921	0.33
Morgan Federal Bank	16,672	0.06	14,648	0.05	610	0.07	414	0.05
Citizens Bank & Trust Co.	14,718	0.05	11,856	0.04	202	0.02	71	0.01
Saline State Bank	15,496	0.06	15,011	0.06	142	0.02	96	0.01
Chickasha Bank & Trust Co.	5,915	0.02	8,045	0.03	379	0.04	10,778	1.21
Lisco State Bank	1,076	0.00	1,201	0.00	29	0.00	26	0.00

TOTAL	$248,389	0.88%	$254,606	0.94%	$5,026	0.58%	$14,352	1.61%

The following table presents mortgage loans funded or acquired by the FHLBank during the three and six month periods ended June 30, 2006 and June 30, 2005 for members that had an officer or director serving on the FHLBank’s board of directors as of June 30, 2006 and June 30, 2005 (in thousands).

	Three months ended				Six months ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
		Percent		Percent		Percent		Percent
	Mortgage Loans	of Total	Mortgage Loans	of Total	Mortgage Loans	of Total	Mortgage Loans	of Total
Member Name	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
Centennial Bank of the West	$0	0.00%	$0	0.00%	$0	0.00%	$0	0.00%
Farmers Bank & Trust, NA	0	0.00	172	0.19	0	0.00	334	0.19
First National Bank	240	0.36	420	0.46	970	0.82	1,531	0.85
Golden Belt Bank, FSA	1,082	1.61	3,532	3.85	2,668	2.26	5,665	3.15
Morgan Federal Bank	0	0.00	1,290	1.41	0	0.00	2,051	1.14
Citizens Bank & Trust Co.	115	0.17	167	0.18	307	0.26	373	0.21
Saline State Bank	0	0.00	0	0.00	0	0.00	0	0.00
Chickasha Bank & Trust Co.	0	0.00	0	0.00	0	0.00	0	0.00
Lisco State Bank	0	0.00	0	0.00	0	0.00	0	0.00

TOTAL	$1,437	2.14%	$5,581	6.09%	$3,945	3.34%	$9,954	5.54%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS
FHLBank Topeka had the following business transactions with other FHLBanks during the three- and six-month periods ended June 30, 2006 and 2005 (in thousands). All transactions occurred at market prices.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Business Activity	2006	2005	2006	2005
YTD average overnight interbank loan balances to other FHLBanks[1]	$1,374	$1,703	$1,354	$8,657
YTD average overnight interbank loan balances from other FHLBanks[1]	3,192	9,791	1,605	7,519
YTD average deposit balance with FHLBank of Chicago for MPF transactions[2]	27	27	26	27
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	240	237	478	470
FHLBank system shared expenses[4]	139	178	158	272

[1]	Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

[2]	Balance is interest bearing and is classified on the Statements of Condition as interest bearing deposits.

[3]	Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004.

[4]	These are fees paid by FHLBank of Chicago on behalf of the other FHLBanks (e.g., conference expenses, attorney expenses on joint issues).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of June 30, 2006 and December 31, 2005, and results of operations for the three- and six-month periods ended June 30, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report and the Form 10, which includes audited financial statements and related notes for the year ended December 31, 2005.
Table 1
Selected Financial Data (dollar amounts in thousands):

	06/30/2006	03/31/2006	12/31/2005	09/30/2005	06/30/2005
Statement of Condition (at period end)
Total assets	$47,740,596	$48,070,888	$46,959,867	$48,283,458	$45,617,769
Investments[1]	17,041,004	17,970,178	17,159,911	17,265,165	14,071,803
Advances	27,984,188	27,396,914	27,086,568	28,276,206	28,786,634
Mortgage loans held for portfolio, net	2,406,021	2,408,635	2,422,507	2,454,216	2,468,956
Deposits and other borrowings	864,233	1,157,759	900,713	860,960	829,354
Consolidated obligations, net[2]	43,886,604	44,076,735	43,323,379	44,564,503	41,809,227
Affordable Housing Program	33,656	33,113	30,567	28,050	26,668
Payable to Resolution Funding Corp. (REFCORP)	8,227	9,066	12,962	10,283	7,386
Mandatorily redeemable capital stock	61,266	84,242	64,355	1,416	1,474
Capital	1,999,143	1,928,285	1,918,177	2,040,297	1,929,772

Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	53,597	52,383	90,375	47,979	42,210
Provision for credit losses on mortgage loans	28	59	68	73	91
Other income	(707)	5,556	(15,003)	4,776	(542)
Other expenses	7,990	7,657	8,060	8,421	6,944
Income before assessments	44,872	50,223	67,244	44,261	34,633
Assessments	11,963	13,375	17,857	11,745	9,194
Net income	32,909	36,848	49,387	32,516	25,439

Ratios and Other Financial Data
Dividends paid in cash[3]	82	92	94	84	86
Dividends paid in stock[3]	24,557	22,577	23,022	21,196	21,415
Class A Stock dividend rate	4.25%	3.85%	3.85%	3.50%	3.79%
Class B Stock dividend rate	6.05%	5.60%	5.25%	4.75%	5.00%
Weighted average dividend rate[4]	5.66%	5.22%	4.96%	4.55%	4.82%
Dividend payout ratio	74.87%	61.52%	46.81%	65.44%	84.52%
Return on average equity	6.80%	7.66%	9.78%	6.48%	5.35%
Return on average assets	0.28%	0.31%	0.41%	0.27%	0.22%
Average equity to average assets	4.06%	4.08%	4.21%	4.21%	4.19%
Net interest margin[5]	0.45%	0.45%	0.76%	0.40%	0.37%
Total capital ratio at period end[6]	4.19%	4.01%	4.08%	4.23%	4.23%
Ratio of earnings to fixed charges[7]	1.08	1.10	1.15	1.11	1.10

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]	Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 11 to the quarterly financial statements for a description of the total consolidated obligations of all FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board, which govern the issuance of debt for all FHLBanks in the FHLBank System.

[3]	Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as dividends under generally accepted accounting principles (GAAP) were $716,000, $621,000, $200,000, $32,000 and $72,000 for the quarters ended June 30, 2006, March 31, 2006, December 31, 2005, September 30, 2005 and June 30, 2005, respectively.

[4]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.

[5]	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.

[6]	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income as a percentage of total assets at period end.

[7]	The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.
Quarterly Overview
The FHLBank Topeka is a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member institutions. We are one of 12 district Federal Home Loan Banks which, together with the Office of Finance, a joint office of the FHLBanks, make up the “FHLBank System.” As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board ensures that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital markets.
The FHLBank serves eligible financial institutions in Nebraska, Kansas, Oklahoma and Colorado (collectively, the Tenth District of the Federal Home Loan Bank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital grows when the members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. The FHLBank may redeem excess capital stock from time to time if a member’s advances or mortgage loan balances decline. As a result, the FHLBank has been able to: (1) achieve its housing mission by meeting member credit needs, and (2) pay market-rate dividends despite fluctuations in total assets, liabilities and capital in recent quarters.
Total asset growth was modest during the first six months of 2006, with total assets growing 1.7 percent to $47.7 billion at June 30, 2006, up from $47.0 billion at December 31, 2005. The overall increase was primarily due to increases in interest-bearing deposits and advances. The FHLBank continues to strive for growth in membership, advances and mortgage loans.
The FHLBank’s net income for the three months ended June 30, 2006 was $32.9 million compared to $25.4 million for the three months ended June 30, 2005. The increase was primarily attributable to the following:
•	$11.4 million increase in net interest income,
•	$25.5 million decrease in net income related to net gain (loss) on trading securities,
•	$28.7 million increase in net income related to net realized and unrealized gain (loss) on derivatives and hedging activities,
•	$3.4 million decrease in net income related to net realized gain (loss) on retirement of debt,
•	$1.1 million increase in operating expenses and
•	$2.8 million increase in assessments.
Net income for the six months ended June 30, 2006 was $69.8 million compared to $53.9 million for the six months ended June 30, 2005. The increase was primarily attributable to the following:
•	$19.6 million increase in net interest income,
•	$20.6 million decrease in net income related to net gain (loss) on trading securities,
•	$31.2 million increase in net income related to net realized and unrealized gain (loss) on derivatives and hedging activities,
•	$5.7 million decrease in net income related to net realized gain (loss) on retirement of debt,
•	$2.6 million increase in operating expenses and
•	$5.9 million increase in assessments.
The FHLBank’s financial performance for the second quarter of 2006 compared to the second quarter of 2005, as well as for the first six months of 2006 compared to the first six months of 2005, was positively affected by the rise in short-term interest rates over this period, since more than 65 percent of the FHLBank’s assets and liabilities are short-term in nature or reprice frequently during the course of a year (monthly or quarterly). In addition, a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), earns the equivalent of a short-term money market rate and hence the return on this part of equity has increased with the rise in short-term interest rates. See “Risk Management – Interest Rate Risk Management” in this Item 2 for additional discussion on the FHLBank’s DOE. These factors resulted in an increase in the FHLBank’s net interest margin from 0.37 percent for the three months ended June 30, 2005 to 0.45 percent for the three months ended June 30, 2006. Similarly, return on equity (ROE) increased to 6.80 percent for the second quarter of 2006 compared to 5.35 percent for the same period of 2005. Net interest margin increased from 0.38 percent for the six months ended June 30, 2005 to 0.45 percent for the six months ended June 30, 2006. Meanwhile, ROE increased to 7.23 percent for the first six months of 2006 compared to 5.68 percent for the first six months of 2005.
Dividends paid for the second quarter of 2006 were 4.25 percent and 6.05 percent for Class A Common Stock and Class B Common Stock, respectively. This was an increase over dividends paid for the second quarter of 2005 of 3.79 percent and 5.00 percent for Class A Common Stock and Class B Common Stock, respectively. The increase in dividend rates corresponds with the increase in interest rates and the FHLBank’s increase in net income from the second quarter of 2005 to the second quarter of 2006. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.
Note that the FHLBank’s net income for the three months ended December 31, 2005, of $49.4 million included $40.2 million in prepayment fees associated with the termination of advances by Bank of the West after its acquisition of Commercial Federal Bank of Omaha on December 2, 2005. Income from these fees, shown as interest income, is partially offset by a net loss of $19.8 million on the retirement of consolidated obligations which funded the advances, and is shown in “Other income” as a negative amount. The FHLBank was unable to retire all the outstanding liabilities during the fourth quarter of 2005, which caused net income to appear unusually high for that quarter. Net of REFCORP and Affordable Housing Program (AHP) assessments, these prepayment fees on the terminated advances and loss on retirement of consolidated obligations recorded during the three months ended December 31, 2005, were $15.0 million. Several ratios for the fourth quarter of 2005 were affected by this event, including return on average equity, return on average assets, net interest margin and dividend payout ratio. As reflected in Table 1, the ratios for the first two quarters of 2006 track the ratios for the second and third quarters of 2005 more closely than those for the last quarter of 2005.
Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the second quarter of 2006 over the second quarter of 2005 and for the first six months of 2006 over the first six months of 2005 is primarily attributable to the increase in short-term interest rates. See Table 3 through Table 6 for further information regarding average balances and yields and changes in interest income.
Net income is subject to volatility not only from changes in interest rates but also from gains (losses) on trading securities and derivatives. See “Results of Operations – Net Realized and Unrealized Gain (Loss) on Derivative and Hedging Activities” in this Item 2 for a discussion of impact by period.

Earnings Analysis – Table 2 presents changes in the major components of the FHLBank’s earnings for the second quarter of 2006 compared to the second quarter of 2005 and for the first six months of 2006 compared to the first six months of 2005 (in thousands):
Table 2

	Increase (Decrease) in Earnings Components
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006 vs. June 30, 2005		June 30, 2006 vs. June 30, 2005
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change
Total interest income	$209,936	54.3%	$412,371	56.4%
Total interest expense	198,549	57.6	392,786	60.9

Net interest income before provision for credit losses on mortgage loans	11,387	27.0	19,585	22.7
Provision for credit losses on mortgage loans	(63)	(69.2)	(107)	(55.2)

Net interest income after provision for credit losses on mortgage loans	11,450	27.2	19,692	22.8

Net gain (loss) on trading securities	(25,468)	(154.9)	(20,642)	(7,268.3)
Net realized and unrealized gain (loss) on derivatives and hedging activities	28,745	153.3	31,161	1,014.7
Other non-interest income	(3,442)	(194.7)	(5,806)	(166.3)

Total non-interest income	(165)	(30.4)	4,713	3,465.4

Operating expenses	1,055	17.6	2,605	23.6
Other non-interest expense	(9)	(1.0)	71	3.7

Total other expense	1,046	15.1	2,676	20.6

AHP assessments	901	31.8	1,894	31.5
REFCORP assessments	1,868	29.4	3,967	29.5

Total assessments	2,769	30.1	5,861	30.1

Net income	$7,470	29.4%	$15,868	29.5%

Net Interest Income – Net interest income increased 27.0 percent from $42.2 million in the second quarter of 2005 to $53.6 million in the second quarter of 2006 as the FHLBank’s net interest margin increased from 0.37 percent for second quarter of 2005 to 0.45 percent for the second quarter of 2006. These increases are mostly the result of increased interest rates on invested capital from the second quarter of 2005 to the second quarter of 2006. Interest income on interest-earning assets increased primarily because of increasing interest rates but also because of a small increase in the volume of interest-earning assets as reflected in Table 4. Similar interest rate and volume effects occurred in interest-bearing liabilities. Despite similar changes in rates and volumes for both interest-earning assets and interest-bearing liabilities, the net interest spread reflected in Table 3 was 0.19 percent for the second quarter of 2005 but declined slightly to 0.18 percent for the second quarter of 2006.
Net interest income increased 22.7 percent from $86.4 million for the first six months of 2005 to $106.0 million for the first six months of 2006 primarily because of the impact of increasing interest rates on invested capital. Similarly, the FHLBank’s net interest margin increased from 0.38 percent for the six months ended June 30, 2005 to 0.45 percent for the six months ended June 30, 2006. As reflected in Table 5, the FHLBank’s net interest spread fell from 0.21 percent during the first half of 2005 to 0.20 percent during the first half of 2006. However, Table 6 demonstrates that, while the impacts of changes in volumes and a lower net interest spread served to decrease net interest income from the first half of 2005 to the first half of 2006, the increase in interest rates between the periods offset the negative impact of lower spreads and resulted in an increase in net interest income from 2005 to 2006.
As explained in more detail in “Risk Management – Interest Rate Risk Management” in this Item 2, the FHLBank’s DOE is relatively short. The short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of interest rates. As interest rates rose from 2005 to 2006, so did the FHLBank’s net interest income attributable to invested capital.

Table 3 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended June 30, 2006 and 2005 (in thousands):
Table 3

	For the Three Months Ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$5,355,515	$67,099	5.03%	$3,442,209	$26,104	3.04%
Federal funds sold	3,765,911	46,757	4.98	4,002,079	29,724	2.98
Investments[6]	8,366,336	107,627	5.16	7,619,338	81,214	4.28
Advances[1,7]	27,606,554	343,503	4.99	27,728,332	218,361	3.16
Mortgage loans held for portfolio[1,4,5]	2,407,820	30,705	5.11	2,463,806	30,238	4.92
Other interest-earning assets	66,928	1,063	6.37	75,491	1,177	6.25

Total earning assets	47,569,064	596,754	5.03	45,331,255	386,818	3.42
Other non interest-earning assets	221,741			182,754

Total assets	$47,790,805			$45,514,009

Interest-bearing liabilities:
Deposits	759,962	9,057	4.78	803,805	5,580	2.78
Consolidated obligations:[1]
Discount Notes	13,079,869	159,407	4.89	12,652,960	91,766	2.91
Bonds	31,014,647	373,504	4.83	29,154,090	245,877	3.38
Other borrowings	101,028	1,189	4.72	155,624	1,385	3.57

Total interest-bearing liabilities	44,955,506	543,157	4.85	42,766,479	344,608	3.23
Capital and other non-interest-bearing funds	2,835,299			2,747,530

Total funding	$47,790,805			$45,514,009

Net interest income and net interest spread[2]		$53,597	0.18%		$42,210	0.19%

Net interest margin[3]			0.45%			0.37%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to credit enhancement fee payments to PFIs was $629,000 and $654,000 for the quarters ended June 30, 2006 and 2005, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available for sale securities is excluded from the average balance for calculation of yield since the fair value change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 4 summarizes changes in interest income and interest expense between the second quarters of 2006 and 2005 (in thousands):
Table 4

	For the Three Months Ended
	June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$14,510	$26,485	$40,995
Federal funds sold	(1,754)	18,787	17,033
Investments	7,962	18,451	26,413
Advances	(959)	126,101	125,142
Mortgage loans held for portfolio	(687)	1,154	467
Other assets	(134)	20	(114)

Total earning assets	18,938	190,998	209,936

Interest Expense:
Deposits	(304)	3,781	3,477
Consolidated obligations:
Discount Notes	3,096	64,545	67,641
Bonds	15,691	111,936	127,627
Other borrowings	(486)	290	(196)

Total interest-bearing liabilities	17,997	180,552	198,549

Change in net interest income before provision for credit losses on mortgage loans	$941	$10,446	$11,387

[1]	Volume changes are calculated by taking (current period average balance – prior period average balance) * prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate – prior period average rate) * current period average balance.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2006 and 2005 (in thousands):
Table 5

	For the Six Months Ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$4,961,447	$118,345	4.81%	$3,193,833	$44,346	2.80%
Federal funds sold	4,129,766	97,051	4.74	4,264,166	57,913	2.74
Investments[6]	8,290,267	209,173	5.09	7,793,079	162,047	4.19
Advances[1,7]	27,683,858	655,325	4.77	27,479,189	403,325	2.96
Mortgage loans held for portfolio[1,4,5]	2,411,162	61,300	5.13	2,458,149	60,882	4.99
Other interest-earning assets	68,689	2,171	6.37	84,225	2,481	5.94

Total earning assets	47,545,189	1,143,365	4.85	45,272,641	730,994	3.26
Other non interest-earning assets	215,295			192,382

Total assets	$47,760,484			$45,465,023

Interest-bearing liabilities:
Deposits	790,115	17,764	4.53	827,772	10,419	2.54
Consolidated obligations:[1]
Discount Notes	13,303,870	306,478	4.65	12,930,615	170,785	2.66
Bonds	30,792,788	710,851	4.66	28,814,176	461,331	3.23
Other borrowings	100,035	2,292	4.62	105,091	2,064	3.96

Total interest-bearing liabilities	44,986,808	1,037,385	4.65	42,677,654	644,599	3.05
Capital and other non-interest-bearing funds	2,773,676			2,787,369

Total funding	$47,760,484			$45,465,023

Net interest income and net interest spread[2]		$105,980	0.20%		$86,395	0.21%

Net interest margin[3]			0.45%			0.38%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to credit enhancement fee payments to PFIs was $1,264,000 and $1,307,000 for the six months ended June 30, 2006 and 2005, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available for sale securities is excluded from the average balance for calculation of yield since the fair value change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.

Table 6 summarizes changes in interest income and interest expense between the first six months of 2006 and 2005 (in thousands):
Table 6

	For the Six Months Ended
	June 30, 2006 vs. June 30, 2005
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$24,543	$49,456	$73,999
Federal funds sold	(1,825)	40,963	39,138
Investments	10,338	36,788	47,126
Advances	3,004	248,996	252,000
Mortgage loans held for portfolio	(1,164)	1,582	418
Other assets	(458)	148	(310)

Total earning assets	34,438	377,933	412,371

Interest Expense:
Deposits	(474)	7,819	7,345
Consolidated obligations:
Discount Notes	4,930	130,763	135,693
Bonds	31,679	217,841	249,520
Other borrowings	(99)	327	228

Total interest-bearing liabilities	36,036	356,750	392,786

Change in net interest income before provision for credit losses on mortgage loans	$(1,598)	$21,183	$19,585

[1]	Volume changes are calculated by taking (current period average balance – prior period average balance) * prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate – prior period average rate) * current period average balance.
Management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 7 presents the non-GAAP impact of derivatives on gross interest income and gross interest expense, as if the FHLBank had not utilized derivatives during the three and six month periods ended June 30, 2006 and 2005 (in thousands):
Table 7

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Total interest income	$596,754	$386,818	$1,143,365	$730,994
Impact of derivatives on interest income	(503)	50,848	6,531	114,825

Non-GAAP interest income excluding the impact of derivatives	596,251	437,666	1,149,896	845,819

Total interest expense	543,157	344,608	1,037,385	644,599
Impact of derivatives on interest expense	(36,961)	55,186	(54,842)	124,967

Non-GAAP interest expense excluding the impact of derivatives	506,196	399,794	982,543	769,566

Non-GAAP net interest income excluding the impact of derivatives	$90,055	$37,872	$167,353	$76,253

Net Realized and Unrealized Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is partially driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting

Standards Board (FASB) Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net realized and unrealized gain (loss) on derivatives and hedging activities of $10.0 million and ($18.8) million for the quarters ended June 30, 2006 and 2005, respectively. Net realized and unrealized gains (losses) on derivatives and hedging activities were $28.1 million and ($3.1) million for the six months ended June 30, 2006 and 2005, respectively.
Net Gain (Loss) on Trading Securities – Historically, all of our trading securities have been related to economic hedges using derivatives. Therefore, all of the gains (losses) relating to trading securities are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. There are a number of factors that can affect the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility (volatility only affects securities with options). Securities in this portfolio, for the most part, are long-dated fixed rate bonds and are more affected by changes in long-term interest rates (e.g., 10-year rates) than by changes in short-term interest rates. In general, as interest rates rise, the value of this portfolio will decrease, causing an unrealized loss to be recorded. For the quarter ended June 30, 2006, the FHLBank recognized a net unrealized loss of $9.0 million on trading securities compared to a net unrealized gain of $16.4 million for the quarter ended June 30, 2005. Net unrealized losses on trading securities were $20.9 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.
Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2006 (in thousands):
Table 8

				CO
			Mortgage	Discount	CO	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(14,364)	$(1)	$23	$0	$(1,067)	$0	$(15,409)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	(42)	0	0	0	(903)	0	(945)
Economic hedges – unrealized gain (loss) due to fair value changes	0	9,680	(276)	313	1,372	(53)	11,036
Economic hedges – net interest received (paid)	0	(364)	0	3	199	59	(103)

Subtotal	(42)	9,316	(276)	316	668	6	9,988

Net gain (loss) on trading securities	0	(9,021)	0	0	0	0	(9,021)

TOTAL	$(14,406)	$294	$(253)	$316	$(399)	$6	$(14,442)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2005 (in thousands):
Table 9

				Consolidated
			Mortgage	Obligation	Intermediary
	Advances	Investments	Loans	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(16,965)	$(1)	$34	$(792)	$0	$(17,724)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	2,430	0	0	(3,069)	0	(639)
Economic hedges – unrealized gain (loss) due to fair value changes	5,928	(14,227)	606	(6,917)	(58)	(14,668)
Economic hedges – net interest received (paid)	395	(3,780)	0	(129)	64	(3,450)

Subtotal	8,753	(18,007)	606	(10,115)	6	(18,757)

Net gain (loss) on trading securities	0	16,447	0	0	0	16,447

TOTAL	$(8,212)	$(1,561)	$640	$(10,907)	$6	$(20,034)

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2006 (in thousands):
Table 10

					Consolidated
			Mortgage	Discount	Obligation	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(27,320)	$(2)	$76	$0	$(2,095)	$0	$(29,341)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	(520)	0	0	0	1,618	0	1,098
Economic hedges – unrealized gain (loss) due to fair value changes	0	23,275	(436)	313	5,079	(110)	28,121
Economic hedges – net interest received (paid)	0	(1,596)	0	3	345	119	(1,129)

Subtotal	(520)	21,679	(436)	316	7,042	9	28,090

Net gain (loss) on trading securities	0	(20,926)	0	0	0	0	(20,926)

TOTAL	$(27,840)	$751	$(360)	$316	$4,947	$9	$(22,177)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2005 (in thousands):
Table 11

				Consolidated
			Mortgage	Obligation	Intermediary
	Advances	Investments	Loans	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(34,629)	$(2)	$58	$(1,739)	$0	$(36,312)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	5,257	0	0	(3,204)	0	2,053
Economic hedges – unrealized gain (loss) due to fair value changes	2,876	211	335	(361)	(112)	2,949
Economic hedges – net interest received (paid)	918	(8,502)	0	(618)	129	(8,073)

Subtotal	9,051	(8,291)	335	(4,183)	17	(3,071)

Net gain (loss) on trading securities	0	(284)	0	0	0	(284)

TOTAL	$(25,578)	$(8,577)	$393	$(5,922)	$17	$(39,667)

Other Non-Interest Income – Included in other non-interest income are realized gains (losses) on retirement of consolidated obligation bonds. Net gains (losses) of ($2.9) million and $0.5 million on retirement of debt were realized during the quarters ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net realized gains (losses) on retirement of debt were ($4.7) million and $1.0 million, respectively.
Controllable Operating Expenses – Controllable operating expenses include salaries and benefits and other operating expenses. These expenses, as documented in Table 12, increased from $6.0 million for the second quarter of 2005 to $7.1 million for the second quarter of 2006. As noted in Table 12, a significant portion of the FHLBank’s operating expenses consists of salary and benefits expense. Amounts paid for salaries and benefits increased as a result of increases in the number of FHLBank staff (employees added related to the MPF Program, Securities and Exchange Commission (SEC) registration, Sarbanes-Oxley Section 404 compliance, technology/programming needs, etc.) and increasing benefit costs (primarily the defined benefit retirement plan and health care costs). With increasing regulatory and financial reporting requirements including costs related to registering the FHLBank’s Class A Common Stock with the SEC under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, plus escalating technology/programming needs, we expect an increase in the number of employees and a corresponding increase in salary and benefit expenses for the remainder of 2006 and even beyond. The FHLBank’s occupancy costs increased as a result of its facilities expansion. The FHLBank expects that its occupancy costs will increase during the remainder of 2006 and beyond in order to provide space for its increasing number of employees. Other operating expenses increased from $2.7 million during the first six months of 2005 to $4.1 million in the first six months of 2006 primarily because of the first quarter 2005 reversal of $0.94 million in expenses accrued during previous periods, but also because of increased occupancy costs and increased amortization of internally developed software costs. Table 12 presents operating expenses for the three- and six-month periods ended June 30, 2006 and 2005 (in thousands):

Table 12

	For the Three Months Ended			For the Six Months Ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
	2006	2005	Change	2006	2005	Change
Salaries and employee benefits	$4,475	$3,832	16.8%	$8,935	$7,875	13.5%
Occupancy cost	297	256	16.0	619	500	23.8
Other operating expense	2,284	1,913	19.4	4,087	2,661	53.6

Total controllable operating expenses	$7,056	$6,001	17.6%	$13,641	$11,036	23.6%

Non-controllable operating expenses include Finance Board and Office of Finance assessments, which are allocated annually by these entities to all 12 FHLBanks. FHLBank Topeka’s portion of these expenses was $0.7 million for both quarters ended June 30, 2006 and 2005. Finance Board and Office of Finance assessments paid for both six month periods ended June 30, 2006 and 2005 were $1.5 million.
Assessments: REFCORP and AHP Expenses –REFCORP and AHP expenses are based on a percentage of net income and fluctuate accordingly. As explained in Note 9 of the financial statements, each of the 12 FHLBanks is required to pay a portion of its earnings to REFCORP. REFCORP expense for the FHLBank totaled $8.2 million and $6.4 million for the three months ended June 30, 2006 and 2005, respectively. REFCORP expense for the first six months of 2006 and 2005 was $17.4 million and $13.5 million, respectively. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members, which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 FHLBanks as a group must annually set aside the greater of $100 million or 10 percent of the current year’s income before charges for AHP, but after the assessment for REFCORP. The required annual AHP funding is charged to earnings and an offsetting liability is established. AHP expense for the FHLBank totaled $3.7 million and $2.8 million for the three months ended June 30, 2006 and 2005, respectively. AHP expense for the first six months of 2006 and 2005 was $7.9 million and $6.0 million, respectively.
Return on Equity – Return on equity was 6.80 percent (annualized) in the second quarter of 2006, an increase of 145 basis points from the second quarter of 2005. This increase reflects the 29.4 percent rise in net income, to $32.9 million in the second quarter of 2006 from $25.4 million in the second quarter of 2005. As discussed previously in “Results of Operations – Net Interest Income” in this Item 2 and reflected in Tables 3 and 4, a primary contributor to the increase in ROE is the increase in interest rates as the FHLBank’s yield on interest-earning assets increased from 3.42 percent during the second quarter of 2005 to 5.03 percent during the second quarter of 2006.
Return on equity was 7.23 percent (annualized) for the first six months of 2006, an increase of 155 basis points from the first six months of 2005. As discussed previously in “Results of Operations – Net interest Income” in this Item 2 and reflected in Tables 5 and 6, the increase in interest rates is a primary contributor to the increase in ROE as the FHLBank’s yield on interest-earning assets increased from 3.26 percent during the six months ended June 30, 2005 to 4.85 percent during the six months ended June 30, 2006. Net income increased from $53.9 million for the six months ended June 30, 2005 to $69.8 million for the six months ended June 30, 2006, which represents a 29.5 percent increase. Average capital grew a modest 1.77 percent from $1.91 billion for the first six months of 2005 to $1.95 billion for the first six months of 2006. The slow growth in capital compared to the significant growth in net income contributed to the increase in ROE for both the second quarter of 2006 over the second quarter of 2005 and the first six months of 2006 over the first six months of 2005.
Financial Condition
Overall – At June 30, 2006, the FHLBank’s assets totaled $47.7 billion, up 1.7 percent from $47.0 billion at December 31, 2005. This increase is primarily attributable to a $1.1 billion increase in interest-bearing deposits, a $1.4 billion decrease in Federal funds sold, a $0.2 billion increase in held-to-maturity securities and a $0.9 billion increase in advances. Average total assets for the second quarter and first six months of 2006 were $47.8 billion, a 5.0 percent increase from $45.5 billion for both the second quarter and first six months of 2005.
At June 30, 2006, the FHLBank’s liabilities totaled $45.7 billion, up 1.6 percent from $45.0 billion at December 31, 2005. This increase is primarily attributable to a $0.6 billion increase in consolidated obligations and a $0.1 billion increase in derivative liabilities. The growth in liabilities directly paralleled the growth in total assets.

SFAS 133 Impact on Balances – The FHLBank adopted SFAS 133 on January 1, 2001. In accordance with SFAS 133, all derivatives are marked to estimated fair value, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net estimated fair value gain or as a liability when there is a net estimated fair value loss. Assets or liabilities in hedging relationships with derivatives designated and qualifying as fair value hedges under SFAS 133 are adjusted for changes in the fair value of the hedged asset or liability that are attributable to the hedged risk resulting in fair value adjustments on the FHLBank’s statement of condition. Table 13 presents SFAS 133 fair value adjustment information for advances, mortgage loans and consolidated obligations as of June 30, 2006 and December 31, 2005 (in thousands):
Table 13

	06/30/2006	12/31/2005
Advances at pre-SFAS 133 value	$27,983,326	$26,923,169
SFAS 133 basis adjustments	862	163,399

Advances at carrying value	$27,984,188	$27,086,568

Mortgage loans held for portfolio at pre-SFAS 133 value	$2,406,845	$2,423,057
SFAS 133 basis adjustments	(824)	(550)

Mortgage loans held for portfolio at carrying value	$2,406,021	$2,422,507

Consolidated obligations at pre-SFAS 133 value	$44,740,551	$43,844,871
SFAS 133 basis adjustments	(853,947)	(521,492)

Consolidated obligations at carrying value	$43,886,604	$43,323,379

Advances – Outstanding advances increased by 3.3 percent from December 31, 2005 to June 30, 2006. In 2005, several members shifted their advance activity from convertible to long-term adjustable rate advances while other members took the opportunity to extend advance maturities or increase their levels of long-term fixed rate advances for asset/liability management purposes. With long-term interest rates increasing during the first half of 2006, members shortened advance maturities and shifted from long-term, fixed rate advances and convertible advances to line of credit and short-term, fixed rate advances. During the first six months of 2006, line of credit and short-term, fixed rate advances increased by $2.2 billion, adjustable rate advances increased by $0.6 billion, long-term, fixed rate advances declined by $0.7 billion and convertible advances declined by $1.0 billion (see Table 14). During 2005 and the first six months of 2006, SFAS 133 adjustments decreased due to increases in interest rates that resulted in a decreased level and value of convertible advances which are hedged by the FHLBank with derivatives.
We expect the growth rate in advances in 2006 to be limited as members’ originations of mortgage loans held in portfolio slow due to increasing mortgage rates. We also expect that members will continue to utilize excess liquidity to fund increasing loan demand before turning to the FHLBank for wholesale borrowings in the form of advances. It appears that the current economic expansion is continuing to generate increases in commercial and industrial loan demand for FHLBank members, which should result in increased advance balances at the FHLBank once any excess member liquidity has been absorbed. However, data on economic growth and activity during the second quarter of 2006 indicates a slowing in the rate of economic growth. A slower rate of economic growth during the second half of 2006 could negatively affect any potential growth in FHLBank advances to its members.

Table 14 summarizes the FHLBank’s advances outstanding by product, based on settlement date classification, as of June 30, 2006 and December 31, 2005 (in thousands):
Table 14

	06/30/2006	12/31/2005
Standard advance products:
Line of credit	$1,625,944	$1,238,240
Short-term fixed rate advances	10,755,993	8,969,744
Long-term fixed rate advances	6,057,976	6,730,817
Fixed rate callable advances	125	125
Fixed rate amortizing advances	547,581	592,125
Fixed rate callable amortizing advances	2,018	3,948
Fixed rate convertible advances	3,929,383	4,966,453
Adjustable rate advances	906,330	1,008,830
Adjustable rate callable advances	3,465,706	2,747,797
Customized advances:
Advances with embedded caps or floors	206,500	205,000
Standard housing and community development advances:
Fixed rate	318,552	325,159
Fixed rate amortizing advances	292,780	288,134
Fixed rate amortizing advances funded through AHP	24	26

TOTAL PAR VALUE	$28,108,912	$27,076,398

Total advances as a percentage of total assets increased slightly from 58 percent at December 31, 2005 to 59 percent at June 30, 2006. The percentage of total advances to total assets is expected to hold relatively steady at around 60 percent in future periods as any growth in the mortgage loan portfolio is accommodated on the FHLBank’s balance sheet through a reduction in money market and other short-term investments. The average yield on advances, adjusted for the impact of derivatives, was 4.99 percent for the three months ended June 30, 2006, compared to 3.16 percent for the three months ended June 30, 2005 (see Table 15 for yield on advances not adjusted for impact of derivatives). Additionally, the average yield on advances, adjusted for the impact of derivatives, was 4.77 percent and 2.96 percent for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, line of credit advances (which reprice daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 44.0 percent, adjustable rate advances (repricing daily to every three months) represented 16.3 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 14.0 percent of the total par value of outstanding advances. As of December 31, 2005, line of credit advances and short-term, fixed rate advances represented 37.7 percent, adjustable rate advances represented 14.6 percent and convertible advances represented 18.4 percent of the total par value of outstanding advances. As a result, 74.3 percent of the FHLBank’s advance portfolio as of June 30, 2006, re-prices at least every three months compared to 70.7 percent as of December 31, 2005. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The level of short-term interest rates is primarily driven by Federal Open Market Committee (FOMC) decisions on the level of its overnight Federal funds target rate, but is also influenced by the expectations of capital market participants. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
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
Table 15 presents the GAAP annualized yields on advances and the non-GAAP annualized calculated yields on advances without the impact of derivatives for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

Table 15

	For the Three Months Ended		For the Six Months Ended
	06/30/2006	06/30/2005	06/30/2006	06/30/2005
GAAP advance yield	4.99%	3.16%	4.77%	2.96%

GAAP advance interest income[1]	$343,503	$218,361	$655,325	$403,325
Amortization of SFAS 133 fair value adjustments	14,363	16,965	27,321	34,629
Net interest settlements on derivatives tied to advances	(14,850)	33,883	(20,774)	80,195

Interest income without derivative impact	$343,016	$269,209	$661,872	$518,149

Average advance balance	$27,606,554	$27,728,332	$27,683,858	$27,479,189
Fair value basis adjustment	(39,163)	(463,990)	(86,465)	(521,678)

Advance balance without derivative impact	$27,567,391	$27,264,342	$27,597,393	$26,957,511

Advance yield without derivative impact	4.99%	3.96%	4.84%	3.88%

[1]	Advance interest income for yield calculations includes prepayment fees on terminated advances.
The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Table 16 presents information on the FHLBank’s five largest borrowers as of June 30, 2006 and December 31, 2005 (in thousands). Table 17 presents the interest income associated with these advances for the three- and six-month periods ended June 30, 2006 (prior to 2006, advance interest income at the member level was only available annually). If the member was not one of the top five borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances. No officer or director of any of these borrowers currently serves on the FHLBank’s board of directors.
Table 16

			June 30, 2006		December 31, 2005
				Percent		Percent
			Advance	of Total	Advance	of Total
Borrower Name	City	State	Par Value	Advances	Par Value	Advances
MidFirst Bank	Oklahoma City	OK	$5,533,500	19.7%	$5,331,600	19.7%
U.S. Central Federal Credit Union	Lenexa	KS	3,500,000	12.4	2,500,000	9.2
Capitol Federal Savings Bank	Topeka	KS	3,250,000	11.6	3,413,600	12.6
Security Life of Denver Ins.	Denver	CO	1,534,000	5.5	1,119,330	4.1
Security Benefit Life	Topeka	KS	1,194,330	4.2
Bank of the West[1]	San Francisco	CA			1,000,000	3.7

TOTAL			$15,011,830	53.4%	$13,364,530	49.3%

[1]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Table 17

			For the Three Months		For the Six Months
			Ended June 30, 2006		Ended June 30, 2006
				Percent		Percent
				of Total		of Total
			Advance	Advance	Advance	Advance
Borrower Name	City	State	Income	Income	Income	Income
MidFirst Bank	Oklahoma City	OK	$67,648	20.6%	$126,941	20.0%
U.S. Central Federal Credit Union	Lenexa	KS	43,866	13.3	77,671	12.3
Capitol Federal Savings Bank	Topeka	KS	36,588	11.1	73,285	11.6
Security Life of Denver Ins.	Denver	CO	15,736	4.6	27,992	4.4
Security Benefit Life	Topeka	KS	14,971	4.8	28,142	4.4

TOTAL			$178,809	54.4%	$334,031	52.7%

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the FHLBank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was essentially no growth in the MPF portfolio during 2005 or the first two quarters of 2006, as the FHLBank did not participate in any out-of-district mortgage loans and new loans acquired from in-district participating financial institutions (PFIs) almost exactly equaled the amount of loans paid down during the year. The number of PFIs decreased from 138 at December 31, 2005 to 136 at June 30, 2006. The number of PFIs that delivered and sold loans increased from 121 at December 31, 2005 to 122 at June 30, 2006. We anticipate that the number of PFIs delivering and selling loans to the FHLBank will increase during 2006 and beyond as the FHLBank continues to market the MPF product to its members. The FHLBank devoted resources in 2005 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans in 2006. The FHLBank did not participate in any out-of-district mortgage loans during 2005 or the first two quarters of 2006 and is unlikely to do so during the remainder of 2006 unless the relative value of mortgage loans improves.
Table 18 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of June 30, 2006 and the percentage of those loans to total MPF loans outstanding at that date:
Table 18

			MPF Loan
			Balance as of	Percent of Total
PFI Name	City	State	06/30/2006	MPF Loans
La Salle National Bank, N.A.[1]	Chicago	IL	$645,894	26.9%
Bank of the West[2]	San Francisco	CA	504,757	21.0
TierOne Bank	Lincoln	NE	485,791	20.2
Sunflower Bank, NA	Salina	KS	66,482	2.8
Golden Belt Bank, FSA	Hays	KS	38,246	1.6

TOTAL			$1,741,170	72.5%

[1]	Out-of-district loans acquired from FHLBank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Table 19 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2005 and the percentage of those loans to total MPF loans outstanding at that date:
Table 19

			MPF Loan
			Balance as of	Percent of Total
PFI Name	City	State	12/31/2005	MPF Loans
La Salle National Bank, N.A.[1]	Chicago	IL	$691,554	28.6%
Bank of the West[2]	San Francisco	CA	533,206	22.0
TierOne Bank	Lincoln	NE	469,259	19.4
Sunflower Bank, NA	Salina	KS	68,798	2.8
Golden Belt Bank, FSA	Hays	KS	38,185	1.6

TOTAL			$1,801,002	74.4%

[1]	Out-of-district loans acquired from FHLBank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.
The average yield on mortgage loans for the quarter ended June 30, 2006 was 5.11 percent compared to 4.92 percent for the second quarter of 2005. For the six months ended June 30, 2006 and 2005, the average yield on mortgage loans was 5.13 percent and 4.99 percent, respectively. The increase in average yield was due primarily to the increase in interest rates on mortgage loans over the periods. Also contributing to this increase was a decrease in the amortization of net premium as a result of the decline in mortgage loan prepayments associated with increasing mortgage loan interest rates. The average yield on mortgage loans is expected to remain stable or increase slightly in response to anticipated stable to marginally increasing mortgage loan interest rates during the remainder of 2006. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration and Veterans’ Administration loans) that are contractually past due 90 days or more. Table 20 presents the unpaid principal for conventional and government-insured mortgage loans as of June 30, 2006 and December 31, 2005 (in thousands):
Table 20

	6/30/2006	12/31/2005
Conventional mortgage loans	$2,341,164	$2,360,896
Government-insured mortgage loans	62,002	58,275

Total outstanding mortgage loans	$2,403,166	$2,419,171

Table 21 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of June 30, 2006 and December 31, 2005 (in thousands):
Table 21

	6/30/2006	12/31/2005
Performing mortgage loans	$2,398,996	$2,414,827
Non-performing mortgage loans	3,679	4,052
Mortgage loans 90 days or more past due and accruing	491	292

Total outstanding mortgage loans	$2,403,166	$2,419,171

Information regarding the interest income shortfall on non-performing loans during the six months ended June 30, 2006 and 2005 is included in Table 22 (in thousands):
Table 22

	06/30/2006	06/30/2005
Interest contractually due during the period on non-performing mortgage loans	$128	$53
Interest income received during the period on non-performing mortgage loans	103	48

Shortfall	$25	$5

MPF Allowance for Credit Losses on Mortgage Loans: At June 30, 2006 and December 31, 2005, the FHLBank had recorded an allowance for credit losses of $764,000 and $756,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the statement of condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios. Management believes that policies and procedures are in place to manage the MPF credit risk effectively.
Table 23 details the change in the allowance for mortgage loan losses for the three and six months ended June 30, 2006 and 2005 (in thousands):
Table 23

	For the Three Months Ended		For the Six Months Ended
	06/30/2006	06/30/2005	06/30/2006	06/30/2005
Balance, beginning of period	$784	$527	$756	$424
Provision for mortgage loan losses	28	91	87	194
Charge-offs	(48)	0	(79)	0
Recoveries	0	0	0	0

Balance, end of period	$764	$618	$764	$618

The ratio of net recoveries (charge-offs) to average loans outstanding was less than one basis point for the three- and six-month periods ended June 30, 2006 and 2005.
Investments – Investments decreased 0.1 percent from December 31, 2005 to June 30, 2006. Investments are used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 5.08 percent during the second quarter of 2006, compared to 3.65 percent during the second quarter of 2005. For the six months ended June 30, 2006 and 2005, the average yield on investments was 4.93 percent and 3.49 percent, respectively. The average yield on investments is expected to continue to rise as long as short-term interest rates continue to increase, primarily because of the short-term nature of the FHLBank’s investments. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. These investments totaled $10.0 billion at June 30, 2006, compared to $9.8 billion at December 31, 2005. The FHLBank’s long-term investment portfolio, consisting of U.S. Treasury obligations, U.S. government agency and government sponsored enterprise (GSE) securities, mortgage-backed securities (MBS) and taxable state or local housing finance agency securities, decreased from $7.4 billion at December 31, 2005 to $7.0 billion at June 30, 2006. The U.S. agency and GSE securities (GSE securities are not guaranteed by the U.S. government) provide attractive returns, serve as excellent collateral (e.g., repurchase/resell agreements and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s agency and GSE instruments are fixed rate bonds and some are swapped from fixed to variable rates. All swapped agency instruments are classified as trading securities. The change in fair values of the trading securities flow through “net gain (loss) on trading securities” at the same time as the change in fair values on the derivatives flow through “net realized and unrealized gain (loss) on derivatives and hedging activities” in the statement of income. Net interest payments on these swaps also flow through “net realized and unrealized gain (loss) on derivatives and hedging activities” since the swaps do not qualify for hedge accounting treatment under SFAS 133 (i.e., these are non-SFAS 133 “economic” hedges; see “Financial Condition – Derivatives” in this Item 2 for further information).

The FHLBank’s Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses its short-term investment portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to maximize the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of its long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. See “Liquidity and Capital Resources – Liquidity” in this Item 2 for additional discussion regarding the FHLBank’s liquidity.
Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes. If the FHLBank were to hold investments that it may sell before maturity, it would classify those investments as available-for-sale and carry them at fair value. The FHLBank currently holds securities in the available-for-sale portfolio for asset/liability management purposes. Any fixed rate securities that the FHLBank hedges with interest rate swaps are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. If variable rate securities are hedged with interest rate swaps, the FHLBank would classify the securities as available-for-sale securities, resulting in the changes in fair value of both the derivatives hedging the securities and the available-for-sale securities being recorded in other comprehensive income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities when acquired. See Notes 3 through 5 in the “Notes to Financial Statements” included under Item 1 – “Financial Statements” for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of June 30, 2006 and December 31, 2005 are summarized by security type in Tables 24 and 25 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 24

June 30, 2006
			Due after one	Due after five
		Due in one	year through	years through	Due after 10
Security Type	Carrying Value	year or less	five years	10 years	years
Interest bearing deposits:
CDs	$4,984,289	$4,984,289	$0	$0	$0
Bank notes	265,000	265,000	0	0	0
Swap cash collateral	242,530	242,530	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	5,491,844	5,491,844	0	0	0

Overnight Federal funds sold	2,399,000	2,399,000	0	0	0

Term Federal funds sold	750,000	750,000	0	0	0

Trading securities:
Non mortgage-backed securities:
Federal Farm Credit Bank obligations	1,224	1,224	0	0	0
FHLBank obligations	15,052	0	15,052	0	0
Fannie Mae obligations	179,354	50,321	76,319	52,714	0
Freddie Mac obligations	492,156	0	197,062	295,094	0
Mortgage-backed securities:
Ginnie Mae obligations	4,051	0	0	0	4,051

Total trading securities	691,837	51,545	288,433	347,808	4,051

Available-for-sale securities:
Non mortgage-backed securities:
U.S. Treasury obligations	100,785	0	100,785	0	0

Total available-for-sale securities	100,785	0	100,785	0	0

Held-to-maturity securities:
Non mortgage-backed securities:
Commercial paper	1,101,886	1,101,886	0	0	0
State or local housing agencies	277,185	0	10,355	5,785	261,045
Fannie Mae obligations	100,106	100,106	0	0	0
Freddie Mac obligations	99,796	99,796	0	0	0
Mortgage-backed securities:
Fannie Mae obligations	908,903	0	747	2,730	905,426
Freddie Mac obligations	1,086,645	0	0	4,230	1,082,415
Ginnie Mae obligations	19,571	0	383	2,259	16,929
Other – non-government	4,013,446	0	0	0	4,013,446

Total held-to-maturity securities	7,607,538	1,301,788	11,485	15,004	6,279,261

TOTAL	$17,041,004	$9,994,177	$400,703	$362,812	$6,283,312

Table 25

December 31, 2005
			Due after one	Due after five
	Carrying	Due in one	year through	years through	Due after 10
Security Type	Value	year or less	five years	10 years	years
Interest bearing deposits:
CDs	$4,131,998	$4,131,998	$0	$0	$0
Bank notes	175,000	175,000	0	0	0
Swap cash collateral	91,700	91,700	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	4,398,723	4,398,723	0	0	0

Overnight Federal funds sold	3,179,500	3,179,500	0	0	0

Term Federal funds sold	1,325,000	1,325,000	0	0	0

Trading securities:
Non mortgage-backed securities:
Federal Farm Credit Bank obligations	1,836	0	1,836	0	0
FHLBank obligations	15,284	0	15,284	0	0
Fannie Mae obligations	183,851	0	76,647	107,204	0
Freddie Mac obligations	508,274	0	97,774	410,500	0
Mortgage-backed securities:
Ginnie Mae obligations	4,745	0	0	0	4,745

Total trading securities	713,990	0	191,541	517,704	4,745

Available-for-sale securities:
Non mortgage-backed securities:
U.S. Treasury obligations	102,689	0	102,689	0	0

Total available-for-sale securities	102,689	0	102,689	0	0

Held-to-maturity securities:
Non mortgage-backed securities:
Commercial paper	829,614	829,614	0	0	0
State or local housing agencies	308,520	0	10,355	6,045	292,120
Fannie Mae obligations	150,064	49,862	100,202	0	0
Freddie Mac obligations	99,656	0	99,656	0	0
Mortgage-backed securities:			0	0	0
Fannie Mae obligations	847,488	0	1,002	3,097	843,389
Freddie Mac obligations	891,590	0	0	4,911	886,679
Ginnie Mae obligations	22,767	0	504	2,475	19,788
Other – non-government	4,290,310	0	0	0	4,290,310

Total held-to-maturity securities	7,440,009	879,476	211,719	16,528	6,332,286

TOTAL	$17,159,911	$9,782,699	$505,949	$534,232	$6,337,031

The FHLBank’s MBS investment portfolio consists of the following categories of securities as of June 30, 2006 and December 31, 2005 (in thousands):
Table 26

	June 30, 2006		December 31, 2005
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Private issue residential MBS	$3,955,281	65.5%	$4,223,620	69.7%
U.S. agency residential MBS	2,019,170	33.5	1,766,590	29.2
Private issue commercial MBS	40,547	0.7	40,555	0.7
Home equity loans	15,847	0.3	23,963	0.4
Manufactured housing	1,771	0.0	2,172	0.0

TOTAL	$6,032,616	100.0%	$6,056,900	100.0%

Yield Characteristics: As of June 30, 2006 and December 31, 2005, non-MBS classified as held-to-maturity securities, available-for-sale securities and trading securities had the following yield characteristics:
Table 27

	June 30, 2006
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	5.15%	—%	6.86%
Due after one year through five years	7.15	2.36	5.17
Due after five years through 10 years	6.22	—	5.17
Due after 10 years	4.57	—	—
Table 28

	December 31, 2005
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	4.23%	—%	—%
Due after one year through five years	5.09	2.36	5.18
Due after five years through 10 years	6.25	—	5.34
Due after 10 years	4.68	—	—
As of June 30, 2006 and December 31, 2005, MBS classified as held-to-maturity securities, available-for-sale securities and trading securities had the following yield characteristics based upon actual maturities:
Table 29

	June 30, 2006
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	6.54	—	—
Due after five years through 10 years	6.08	—	—
Due after 10 years	4.87	—	6.00

Table 30

	December 31, 2005
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	6.46	—	—
Due after five years through 10 years	6.07	—	—
Due after 10 years	4.54	—	6.00
Securities Ratings: As of June 30, 2006 and December 31, 2005, the percentage of investments classified as held-to-maturity, available-for-sale or trading securities by rating were as follows:
Table 31

	Percent of Total
Investment Rating	June 30, 2006	December 31, 2005
Long-term rating:
AAA	86.0%	89.0%
AA	0.9	0.9
Short-term rating:
A-1 or higher/P-1	13.1	10.1

TOTAL	100.0%	100.0%

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term CDs. The annualized average rate paid on deposits was 4.78 percent during the second quarter of 2006 and 2.78 percent during the second quarter of 2005. For the six months ended June 30, 2006 and 2005, the annualized average rate paid on deposits was 4.53 percent and 2.54 percent, respectively. The average rate paid on deposits increased in tandem with rising short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits. The majority of the deposits is in overnight or demand accounts that reprice daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products, which in turn is a function of the liquidity position of FHLBank members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Total deposits were $0.9 billion at June 30, 2006, unchanged from $0.9 billion at December 31, 2005. A decline in the level of FHLBank deposits could occur during the remainder of 2006 if demand for loans at member institutions increases or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any lost deposits with similarly priced borrowings.
Consolidated Obligations – Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances and investments. As noted under “Risk Management – Interest Rate Risk Management” in this Item 2, the FHLBank uses debt with a variety of maturities and option characteristics to manage its DOE and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically reconfigure funding terms and costs.
The FHLBank’s total consolidated obligation balances have increased steadily as funding needs for advances, mortgage loans and investments have increased. Outstanding consolidated obligations increased 1.3 percent from December 31, 2005 to June 30, 2006. The period-end balances for June 30, 2006 and December 31, 2005 include fair value adjustments [(debit) credit adjustment] related to SFAS 133 of ($853.9) million and ($521.5) million, respectively. The average annualized effective rate paid on consolidated obligations, adjusted for the impact of derivatives (see Table 32 that presents effective rate paid without impact of derivatives), was 4.85 percent and 3.24 percent for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the average annualized effective rates paid on consolidated obligations were 4.65 percent and 3.05 percent, respectively. The average effective rate paid on consolidated obligations increased in response to increasing market interest rates and increased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, as the FHLBank continues to increase the optionality of its liabilities funding the mortgage-backed securities (MBS)/collateralized mortgage obligation (CMO) and mortgage loan portfolios, management anticipates that net interest spreads will decline during the remainder of 2006. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information on the affect of increasing interest rates on the three and six months ended June 30, 2006.
As stated previously, management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 32 presents the GAAP annualized rate on consolidated obligations and the non-GAAP annualized effective rate paid on consolidated obligations adjusted to remove the impacts of derivatives for the period ends noted (in thousands):
Table 32

	For the Three Months Ended		For the Six Months Ended
	06/30/2006	06/30/2005	06/30/2006	06/30/2005
GAAP effective rate paid on consolidated obligations	4.85%	3.24%	4.65%	3.05%

GAAP consolidated obligation interest expense	$532,911	$337,643	$1,017,329	$632,116
Net interest settlements on derivatives tied to consolidated obligations	(35,893)	55,978	(52,746)	126,706
Amortization of SFAS 133 fair value adjustments	(1,067)	(793)	(2,095)	(1,739)

Interest expense without derivative impact	$495,951	$392,828	$962,488	$757,083

Average consolidated obligation balance	$44,094,516	$41,807,050	$44,096,658	$41,744,791
Fair value basis adjustment	761,043	333,636	648,782	314,936

Consolidated obligation balance without derivative impact	$44,855,559	$42,140,686	$44,745,440	$42,059,727

Effective rate paid on consolidated obligations without derivative impact	4.43%	3.74%	4.34%	3.63%

Derivatives – The FHLBank recorded derivative assets of $30.6 million and $22.0 million and derivative liabilities of $555.5 million and $413.0 million at June 30, 2006 and December 31, 2005, respectively. All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain to the FHLBank or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates fluctuate.

The notional amounts and estimated fair values by type of derivative held as of June 30, 2006 and December 31, 2005 are included in Table 33 (in thousands):
Table 33

			Fair Value
	Notional Amounts		(including net accrued interest)
	06/30/2006	12/31/2005	06/30/2006	12/31/2005
Derivatives:
Fair value hedges	$29,341,923	$29,591,727	$(539,928)	$(375,552)
Economic derivatives	2,987,108	2,776,850	14,978	(15,424)

TOTAL	$32,329,031	$32,368,577	$(524,950)	$(390,976)

The notional amount serves only as a factor in calculating periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 34 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at June 30, 2006 and December 31, 2005 are as follows (in thousands):
Table 34

	June 30, 2006		December 31, 2005
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Advances:
Fair value	$8,226,727	$122,962	$9,564,476	$(11,170)

Subtotal	8,226,727	122,962	9,564,476	(11,170)

Investments:
Economic	1,910,242	20,590	1,751,468	(3,762)

Subtotal	1,910,242	20,590	1,751,468	(3,762)

Mortgage loans:
Fixed rate mortgage purchase commitments	21,257	(45)	16,003	42

Subtotal	21,257	(45)	16,003	42

Discount notes:
Economic	250,000	313	0	0

Subtotal	250,000	313	0	0

Consolidated obligation bonds:
Fair value	21,115,196	(758,063)	20,027,251	(434,723)
Economic	500,000	1,347	675,000	(3,732)

Subtotal	21,615,196	(756,716)	20,702,251	(438,455)

Intermediary:
Economic	305,609	288	334,379	398

Subtotal	305,609	288	334,379	398

TOTAL	$32,329,031	$(612,608)	$32,368,577	$(452,947)

	06/30/2006	12/31/2005
Total derivative fair value excluding accrued interest	$(612,608)	$(452,947)
Net accrued interest receivable	87,658	61,971

NET DERIVATIVE FAIR VALUE	$(524,950)	$(390,976)

Net derivative assets balance	$30,591	$22,018
Net derivative liabilities balance	(555,541)	(412,994)

NET DERIVATIVE FAIR VALUE	$(524,950)	$(390,976)

Liquidity and Capital Resources
Liquidity – To meet its mission of serving as an economical source of short-term and long-term funding for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by management and the board of directors. The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative.
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
The cash and short-term investment portfolio, including commercial paper, totaled $10.0 billion and $9.8 billion, as of June 30, 2006 and December 31, 2005, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market. U.S. Treasury and GSE investments totaled $1.0 billion in par value at both June 30, 2006 and December 31, 2005. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.08 percent, the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). See Tables 37 and 38 under “Liquidity and Capital Resources – Capital” in this Item 2 for the FHLBank’s compliance with its capital requirements. As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one-half its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.
In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.
As disclosed in the Form 10 under Item 1 – “Business – Legislative and Regulatory Developments,” the Federal Reserve Board announced in September 2004 the revision of its Policy Statement on Payments System Risk (“PSR

Policy”) as it applies to principal and interest (P&I) payments on securities issued by GSEs and certain international organizations. The revised PSR Policy became effective on July 20, 2006 and resulted in a change in the timing of P&I payments for FHLBank consolidated obligations. During the second quarter of 2006, the FHLBanks and Office of Finance finalized the terms of P&I funding procedures for the FHLBanks and a related agreement among the FHLBanks and the Office of Finance to provide for the timely funding of P&I payments on consolidated obligations in the event that an FHLBank is not able to fund its payment obligations in a timely manner. The agreement was signed by all of the FHLBanks during the second quarter of 2006 and became effective on July 20, 2006. See the discussion on this topic in the FHLBank’s Form 10-Q for the quarter ended March 31, 2006, incorporated by reference herein, for further information on the P&I funding agreement.
The FHLBank has implemented several strategies to help mitigate the potential intra-day liquidity risk posed by this change in PSR Policy. Most notably, the FHLBank has established funding procedures to ensure that the cash proceeds from the issuance of forward settling consolidated obligation bonds and discount notes are available to meet the FHLBank’s daily P&I obligations. The FHLBank has also executed contractual agreements with selected counterparties for the early return (before 9:30 a.m. CDT) of funds in exchange for a price concession. See the discussion on this topic in the FHLBank’s Form 10-Q for the quarter ended March 31, 2006, incorporated by reference herein, for further information on these strategies. The FHLBank continues to evaluate the impact of this change on its operations, but as of the date of this report the impact has been minimal.
Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital increased by 4.2 percent from December 31, 2005 to June 30, 2006. The increase in stock holding requirements related to the increase in advances plus net income for the quarter were offset by a $240.2 million transfer of stock to mandatorily redeemable capital stock and a $17.1 million repurchase of excess capital stock.
Table 35 presents information on member institutions holding five percent or more of outstanding regulatory capital stock at the FHLBank as of June 30, 2006 (in thousands). Of these stockholders, no officer or director currently serves on the FHLBank’s board of directors.
Table 35

					Percent
Borrower Name	Address	City	State	Par Value	of Total

MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	$281,523	14.8%
U.S. Central Credit Union	9701 Renner Blvd	Lenexa	KS	227,735	11.9
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	167,556	8.8

TOTAL				$676,814	35.5%

Table 36 presents information on member institutions holding five percent or more of outstanding regulatory capital stock at the FHLBank as of December 31, 2005 (in thousands). Of these stockholders, no officer or director currently serves on the FHLBank’s board of directors.
Table 36

					Percent
Borrower Name	Address	City	State	Par Value	of Total

MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	$273,586	14.8%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	184,642	10.0
U.S. Central Credit Union	9701 Renner Blvd	Lenexa	KS	153,671	8.3

TOTAL				$611,899	33.1%

The FHLBank is subject to three capital requirements under provisions of the Graham Leech Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement, (2) a total capital requirement and (3) a leverage capital requirement. Under the risk-based capital requirement, the FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as retained earnings and Class B Common Stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board, at its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements.

The FHLBank is also required to maintain at all times total capital of at least four percent of total assets. Total capital is the sum of permanent capital, Class A Common Stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other regulatory capital (currently only Class A Common Stock for the FHLBank) weighted 1.0 times, divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements at June 30, 2006 and December 31, 2005, as demonstrated in Tables 37 and 38 (in thousands):
Table 37

	06/30/2006
	Required	Actual
Regulatory capital requirements:
Risk-based capital	$484,521	$1,520,271
Total capital-to-asset ratio	4.00%	4.33%
Total capital	$1,909,624	$2,068,602
Leverage capital ratio	5.00%	5.93%
Leverage capital	$2,387,030	$2,828,738
Table 38

	12/31/2005
	Required	Actual
Regulatory capital requirements:
Risk-based capital	$426,149	$1,429,690
Total capital-to-asset ratio	4.00%	4.24%
Total capital	$1,878,395	$1,989,966
Leverage capital ratio	5.00%	5.76%
Leverage capital	$2,347,993	$2,704,811
Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s board of directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. As provided in Finance Board Advisory Bulletin 2005-AB-07, Federal Home Loan Bank Registration with the Securities and Exchange Commission, dated August 23, 2005, beginning August 30, 2005 and until the FHLBank’s registration with the SEC is effective under section 12(g) (1) of the Exchange Act, the FHLBank can only declare a dividend after consultation with and approval by the Finance Board. Accordingly, the FHLBank’s dividends for the first and second quarters of 2006 and the third and fourth quarters of 2005 were approved by the Finance Board before being declared by the FHLBank’s board of directors. Dividends were paid at average annualized rates of 5.66 percent and 4.82 percent for the quarters ended June 30, 2006 and 2005, respectively. Finance Board approval of the FHLBank’s dividends is no longer required because the FHLBank’s Form 10 was updated by the filing of a Form 10-Q for the quarter ended March 31, 2006 on July 12, 2006, and its registration with the SEC became effective July 14, 2006.
The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. As defined in the FHLBank’s capital plan, the dividend parity threshold means a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal before a higher rate can be paid on Class B Common Stock. The dividend parity threshold is a percentage per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of the FHLBank’s assets or liabilities (e.g., average yield on advances, average cost of consolidated obligations, etc.), as determined by the board of directors from time to time. Class A stockholders and Class B stockholders share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for Class B stockholders can exceed the rate for Class A stockholders, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. Subsequent to the December 16, 2005 board of directors meeting, members were notified that the current dividend parity threshold would be equal to the average three-

month LIBOR for a dividend period minus 100 basis points. Previously, the dividend parity threshold had been the average three-month LIBOR for a dividend period minus 50 basis points.
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
Table 39 presents dividends paid by type for the periods ended June 30, 2006, and 2005 (in thousands):
Table 39

	For the Three Months Ended			For the Six Months Ended
		Dividends			Dividends
		Paid in	Total	Dividends	Paid in	Total
	Dividends	Capital	Dividends	Paid in	Capital	Dividends
	Paid in Cash	Stock	Paid	Cash	Stock	Paid
June 30, 2006[1,2]	$82	$24,557	$24,639	$174	$47,134	$47,308
June 30, 2005[1,2]	86	21,415	21,501	170	40,694	40,864

[1]	The cash dividends listed for 2005 and 2006 represent cash dividends paid for partial shares. Stock dividends are paid in whole shares.

[2]	The FHLBank implemented SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.
The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2006. On March 8, 2006, the Finance Board approved a proposed regulation intended to strengthen the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. Under the proposed regulation, the Finance Board would prohibit any FHLBank from issuing dividends in the form of capital stock. The comment period for this proposed regulation closed on July 13, 2006 and a final regulation has not yet been issued. See Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings” in the Form 10, incorporated by reference herein, for additional discussion. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.
Change in Practice for Declaring Dividends – At its June 28, 2006 meeting, the FHLBank’s board of directors adopted a new process for declaring dividends. Previously, dividends had been declared in the last month of a calendar quarter based on estimated net income for the calendar quarter and paid on the last business day of the quarter. Under the new process, dividends for a quarter will continue to be paid on the last business day of the calendar quarter but will be based on actual net income for the three completed months preceding the date of the board meeting, which will continue to occur in the last month of a calendar quarter. In order to transition to the new dividend declaration process, the third quarter 2006 dividend will be based on the two completed months preceding the date of the September 2006 board meeting (i.e., actual, known income for July and August 2006). As a result, dividend rates paid in the third quarter 2006 on Class A Common Stock and Class B Common Stock could be lower than dividend rates paid historically because the rates will be based on known income from only two months versus three months in previous dividend periods. The new process will not change, however, the FHLBank’s current practice of paying a quarterly dividend based on the daily average stock holdings for the entire calendar quarter on the last business day of the month. Thus, any dividend declared during a quarter will not include any uncertainty involved in declaring dividends based on estimated net income.
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
Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s board of directors plays an active role in the enterprise risk management (ERM) process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the board of directors reviews the RMP on at least an annual basis. Various management committees, including the Financial Risk Analysis Committee (FRAC) and the Asset/Liability Committee (ALCO), oversee the FHLBank’s risk management process. The following discussion highlights the FHLBank’s various strategies to diversify and manage these risks. For more detailed information, see Item 2 – “Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the Form 10, incorporated by reference herein.
Interest Rate Risk Management – The FHLBank measures interest rate risk exposure by various methods, including the calculation of duration of equity and market value of equity.
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
Under the RMP approved by FHLBank’s board of directors, DOE is limited to a range of +5.0 to -5.0 assuming current interest rates. The FHLBank’s DOE is limited to a range of +7.0 to -7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. The DOE parameters established by the FHLBank’s board of directors represent one way to establish limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE were ever to exceed the policy limits established by the board of directors, and especially if this situation were allowed to persist over more than one end-of-month reporting period, management would be subject not only to significant negative action by the board of directors, but likely also punitive action by the Finance Board. The Finance Board has very strong expectations that FHLBank management will adhere to all policy limits established by its board of directors. The FHLBank maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. Should the FHLBank’s DOE exceed the limits established by policy, corrective actions that would be taken may include: 1) the purchase of caps, floors, swaptions or other derivatives, and/or 2) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance any excessive duration observed. Similar actions may be taken if the FHLBank’s DOE exceeds the more narrowly-defined limits to which the FHLBank manages its duration, but the extent of any such action would depend upon existing market conditions, management’s expectations and objectives, and other factors.
The FHLBank calculates its duration each month and reports the results of the DOE calculations to its board of directors monthly and to the Finance Board as of the end of each quarter. While the FHLBank is no longer subject to the Finance Board’s DOE limitations because of the FHLBank’s implementation of its capital plan as of the close of business on September 30, 2004, the FHLBank has retained these DOE limits in its RMP. Please note that the FHLBank is subject to the Finance Board’s risk-based capital requirements discussed previously.
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
The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 40.
Table 40

	Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2006	5.3	4.8	3.8	0.6	-3.9
03/31/2006	5.6	5.1	3.5	-0.4	-4.5
12/31/2005	5.1	4.1	1.6	-2.2	-5.3
09/30/2005	4.3	3.2	0.9	-2.2	-4.8
06/30/2005	4.2	2.5	-0.4	-3.3	-5.3
The DOE for June 30, 2006 of +3.8 exceeded management’s typical operating range of ±2.5, but is still well within the board of directors’ approved limits of ±5. The increase in DOE was caused by increasing interest rates, which has resulted in the extension of the duration of the fixed rate MBS and mortgage loan portfolios in excess of the extension in duration of the liabilities funding those portfolios. FHLBank management took limited corrective action in April and May 2006 by issuing additional callable, long-term, fixed-rate consolidated obligations to help offset the extension in the duration of assets and ensure that DOE remains well within the approved limits, especially in the up shock scenarios. Management continues to closely monitor the FHLBank’s DOE to determine if additional asset/liability actions are required. Any asset/liability actions such as entering into derivatives or issuing additional callable, long-term, fixed-rate consolidated obligations are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.
In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.9 months and 0.7 months at June 30, 2006 and December 31, 2005, respectively. The increase in duration gap during the first half of the year was the result of the same extension of the duration of the fixed rate MBS and mortgage loan portfolios as noted previously. All 12 FHLBanks are required to submit this number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. The FHLBank does not use this measure in any internal management process. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of the FHLBank’s interest rate risk.
Market Value of Equity: Market value of equity is the estimated net value of the FHLBank’s assets and liabilities. Calculating the sensitivity of the FHLBank’s market value of equity to changes in interest rates is another way to measure interest rate risk. Please note that market value of equity is not an indicator of the market value of the FHLBank either as a going concern or in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the board of directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous parallel shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the unchanged interest rate scenario. Table 41 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value equals or exceeds 85 percent. The slight decline in this ratio in the up 200 bps and up 100 bps shock scenarios and the base case scenario from December 31, 2005 to June 30, 2006 is a function of interest rates and the extension of the duration of the fixed rate MBS and mortgage loan portfolios as previously discussed. The increase in this ratio in the down 100 bps and 200 bps, shock scenarios from December 31, 2005 to June 30, 2006 is a function of increased issuance of callable, long-term, fixed-rate consolidated obligations funding the fixed rate MBS and mortgage loan portfolios. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.

Table 41 presents market value of equity as a percent of book value for the periods indicated.
Table 41

	Market Value of Equity as a Percent of Book Value
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2006	86	90	94	96	95
03/31/2006	85	90	94	96	93
12/31/2005	88	92	95	95	91
09/30/2005	91	94	96	96	92
06/30/2005	92	96	97	95	91
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
Table 42 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ended June 30, 2006 (in thousands):
Table 42

	Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$206,500	$0	$206,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Short Cut	3,065,000	0	0	3,065,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	4,955,227	0	0	4,955,227
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	700,242	0	0	700,242

	Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Risk of changes in interest rates creating unacceptable duration changes associated with adjustable rate MBS	Economic Hedge	Not Applicable	0	1,210,000	0	1,210,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	21,257	21,257
Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	250,000	0	0	250,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	500,000	0	0	500,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	3,821,000	0	0	3,821,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Short Cut	3,320,805	0	0	3,320,805
Interest rate risk associated with callable fixed rate step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	9,089,430	0	0	9,089,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	31,050	0	0	31,050
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,748,375	0	0	4,748,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	305,609	0	0	305,609

TOTAL			$30,891,274	$1,416,500	$21,257	$32,329,031

Table 43 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended June 30, 2006 (in thousands):
Table 43

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$1,630	$0	$1,630
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	86,456	0	0	86,456
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	34,876	0	0	34,876
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	14,902	0	0	14,902
Risk of changes in interest rates creating unacceptable duration changes associated with adjustable rate MBS	Economic Hedge	Not Applicable	0	5,688	0	5,688
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(45)	(45)
Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	313	0	0	313
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	1,347	0	0	1,347
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	(68,684)	0	0	(68,684)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	(45,778)	0	0	(45,778)
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(262,226)	0	0	(262,226)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	52,796	0	0	52,796

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	17,262	0	0	17,262
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(451,433)	0	0	(451,433)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	288	0	0	288

TOTAL			$(619,881)	$7,318	$(45)	$(612,608)

Table 44 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2005 (in thousands):
Table 44

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

Table 45 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2005 (in thousands):
Table 45

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

Credit Risk Management – Credit risk is defined as the risk that counterparties to the FHLBank’s transactions will not meet their contractual obligations. The FHLBank manages credit risk by following established policies, evaluating the creditworthiness of its counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is performed for all areas where the FHLBank is exposed to credit risk, whether that is through lending, investing or derivative activities.

Credit risk arises partly as a result of the FHLBank’s lending and acquired member asset (AMA) activities (members’ credit enhancement (CE) obligations with respect to mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization. The FHLBank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept eligible collateral on such advances. For more detailed information, see Item 2 – “Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” in the Form 10, incorporated by reference herein.
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
The FHLBank requires that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of the FHLBank’s unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of the FHLBank’s exposure to that counterparty rises above a specific level (see “Risk Management – Liquidity Risk Management” in this Item 2). As a result of these risk mitigation initiatives, management does not anticipate any credit losses on its derivatives.
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
The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $30.6 million and $22.0 million at June 30, 2006 and December 31, 2005, respectively. In determining credit exposure, the

FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $7.6 million and $13.6 million at June 30, 2006 and December 31, 2005, respectively. The FHLBank’s net credit exposure after collateral was approximately $23.0 million and $8.4 million at June 30, 2006 and December 31, 2005, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of June 30, 2006, is indicated in Table 46 (in thousands):
Table 46

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$4,325	$22,209	$0	$4,057	$30,591
Collateral held	3,487	9	0	4,057	7,553

Net exposure after collateral	$838	$22,200	$0	$0	$23,038

Notional amount	$1,319,244	$19,781,224	$11,054,501	$174,062	$32,329,031

[1]	Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of December 31, 2005, is indicated in Table 47 (in thousands):
Table 47

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
Table 48 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of June 30, 2006:
Table 48

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral
ABN-AMRO Bank NV	AA-	36.7%	48.7%
Credit Suisse International	AA-	23.2	30.8
Barclays Bank PLC	AA	12.7	16.8
All other counterparties		27.4	3.7

Table 49 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Fitch, Moody’s or S&P) as of December 31, 2005:
Table 49

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral
ABN-AMRO Bank NV	AA-	29.5%	77.4%
Barclays Bank PLC	AA	3.6	9.3
Royal Bank of Scotland PLC	AA	2.9	7.6
Salomon Swapco Inc	AAA	36.2	5.7
All other counterparties		27.8	0.0
Liquidity Risk Management – Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP and by the Finance Board within its regulations and Financial Management Policy (FMP). The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. Contingency liquidity is defined as sources the FHLBank may use to meet its operational requirements if its access to the consolidated obligation debt markets is impeded. In addition, the FHLBank is limited with regard to the type of investments that are permitted under the RMP for both operational and contingency liquidity needs. For more detailed information, see Item 2 – “Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management” in the Form 10, incorporated by reference herein.
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

Table 50 summarizes the FHLBank’s compliance with the Finance Board’s regulatory requirements and the FHLBank’s RMP requirements as of a recently available weekly computation dated August 8, 2006 (in thousands):
Table 50

August 8, 2006
Sources of Contingency Liquidity:
Marketable securities with a maturity less than one year	$6,139,586
Self liquidating assets with a maturity of 7 days or less	10,427,481
Securities available for repurchase agreements	3,484,128

Total Sources	20,051,195

Uses of Contingency Liquidity:
20 percent of deposits	124,974
100 percent of consolidated obligations and other borrowings maturing in one week	4,443,506
Less 100 percent of consolidated obligations settling in one week	(860,000)

Total Uses	3,708,480

EXCESS CONTINGENCY LIQUIDITY	$16,342,715

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
All of the derivative transactions currently in effect, including interest rate swaps, swaptions, caps and floors, have two-way bilateral triggers based on the ratings of the FHLBank or the counterparties, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of the FHLBank or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to the FHLBank. The FHLBank’s agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that the FHLBank or a counterparty is willing to accept for a given rating level determined by the Nationally-Recognized Statistical Rating Organizations (NRSRO). The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 51:
Table 51

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0
If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aaa-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at June 30, 2006 and December 31, 2005 was in the form of cash.
The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB/Baa), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of June 30, 2006 and December 31, 2005, the FHLBank had 23 and 22 SBPAs that covered $784.3 million and $764.9 million in outstanding principal plus interest, respectively.

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
The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 2 – “Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Form 10, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the three or six months ended June 30, 2006.
Recently Issued Accounting Standards
There are no material changes from the impact of recently issued accounting standards discussed under Item 2 – “Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impact of Recently Issued Accounting Standards” in the Form 10, incorporated by reference herein.
Recent Developments
There are no material changes from the legislation and regulatory developments discussed under Item 1 – “Business – Legislative and Regulatory Developments” in the Form 10, incorporated by reference herein.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Interest Rate Risk Management” of this quarterly report, incorporated by reference herein.
Item 4. Controls and Procedures
Disclosure Controls and Procedures. The FHLBank’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The FHLBank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the FHLBank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the FHLBank’s disclosure controls and procedures, the FHLBank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the FHLBank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.
Management of the FHLBank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the FHLBank’s disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report. This determination is a result of the material weaknesses that management initially identified in the second quarter of 2004 (in the course of preparing for registration of its equity securities with the SEC under the Exchange

Act) that led to the restatement of financial information related to the accounting for derivatives and the classification of certain cash flows as discussed in our Form 10. See Item 2 – “Financial Information – Restatement of Previously Issued Financial Statements” in the Form 10, incorporated by reference herein, for a complete discussion of the material weakness determination. Actions that have been taken to address these material weaknesses are described in Item 4 “Controls and Procedures – Internal Control over Financial Reporting” of this quarterly report. The FHLBank is in the process of remediating the material weaknesses identified, as discussed above.
Internal Control over Financial Reporting. Except for our remediation efforts that are related to the material weaknesses previously identified and discussed above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to affect, our internal control over financial reporting for the quarter ended June 30, 2006. We have begun our remediation efforts, including the development of accounting policies related to both SFAS 133 and the preparation and review of our statements of cash flows. We have also scheduled SFAS 133 training for our employees who deal with derivatives and have hired and will hire additional employees to be responsible for our accounting and financial reporting processes. These staffing additions, training efforts and changes in internal controls over financial reporting are in response to the material weaknesses identified.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.
Item 1A. Risk Factors.
For a discussion of certain risks applicable to the FHLBank, see Item 1A – “Risk Factors” in the Form 10, incorporated by reference herein. There were no material changes during the quarter in the Risk Factors described in the Form 10.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6: Exhibits
The FHLBank has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: August 21, 2006	By:	/s/ Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer