Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Topeka
filed 2006-11-13
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
785.233.0507
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of October 31, 2006
Class A Stock, par value $100	6,032,900
Class B Stock, par value $100	13,380,897

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
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$500	$148
Interest bearing deposits	4,619,056	4,398,723
Overnight Federal funds sold	5,816,700	3,179,500
Term Federal funds sold	1,263,000	1,325,000
Trading securities (Note 2)	705,665	713,990
Available-for-sale securities[1] (Note 3)	101,885	102,689
Held-to-maturity securities[2] (Note 4)	7,784,718	7,440,009
Advances (Note 5)	26,884,116	27,086,568
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $850 and $756 (Note 6)	2,387,378	2,422,507
Accrued interest receivable	157,038	151,222
Premises, software and equipment, net	20,128	18,888
Derivative assets (Note 12)	31,592	22,018
Other assets	92,070	98,605

TOTAL ASSETS	$49,863,846	$46,959,867

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$140,631	$104,769
Overnight	581,300	685,900
Term	2,855	95,425
Other	0	7,460
Non-interest-bearing:
Demand	28	153
Other	6,342	7,006

Total deposits	731,156	900,713

Consolidated obligations, net (Note 9):
Discount notes	14,712,488	13,434,760
Bonds	31,677,529	29,888,619

Total consolidated obligations, net	46,390,017	43,323,379

Mandatorily redeemable capital stock (Note 10)	50,928	64,355
Accrued interest payable	311,404	251,208
Affordable Housing Program (Note 7)	35,137	30,567
Payable to Resolution Funding Corp. (REFCORP) (Note 8)	7,628	12,962
Derivative liabilities (Note 12)	248,896	412,994
Other liabilities	41,662	45,512

TOTAL LIABILITIES	47,816,828	45,041,690

Commitments and contingencies (Note 14)

Capital (Note 10):
Capital stock outstanding — putable:
Class A ($100 par value; 5,013 and 4,977 shares issued and outstanding)	501,325	497,759
Class B ($100 par value; 13,882 and 12,906 shares issued and outstanding)	1,388,181	1,290,582

Total capital stock	1,889,506	1,788,341

Retained earnings	164,022	137,270
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 3)	(4,778)	(5,622)
Net unrealized loss relating to hedging activities	(155)	(235)
Minimum pension liability	(1,577)	(1,577)

TOTAL CAPITAL	2,047,018	1,918,177

TOTAL LIABILITIES AND CAPITAL	$49,863,846	$46,959,867

[1]	Amortized cost: $106,663 and $108,311 at September 30, 2006 and December 31, 2005.

[2]	Fair value: $7,725,200 and $7,391,650 at September 30, 2006 and December 31, 2005.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Interest bearing deposits	$63,382	$34,774	$181,727	$79,120
Securities purchased under agreements to resell	22	0	46	0
Overnight Federal funds sold	40,372	22,425	106,433	64,012
Term Federal funds sold	13,995	11,491	44,961	27,817
Trading securities	9,252	9,292	27,785	27,898
Available-for-sale securities	637	651	1,910	1,951
Held-to-maturity securities	104,036	72,597	293,403	214,738
Advances	378,689	265,498	1,033,005	666,260
Prepayment fees on terminated advances	67	512	1,076	3,075
Mortgage loans held for portfolio	30,504	30,918	91,804	91,800
Overnight loans to other Federal Home Loan Banks	20	48	53	159
Other	1,140	1,164	3,278	3,534

Total interest income	642,116	449,370	1,785,481	1,180,364

INTEREST EXPENSE:
Deposits	9,055	6,811	26,819	17,230
Consolidated obligations:
Discount Notes	177,678	123,550	484,156	294,335
Bonds	400,562	269,609	1,111,413	730,940
Overnight loans from other Federal Home Loan Banks	42	17	82	120
Securities sold under agreements to repurchase	0	848	0	1,591
Other borrowings	483	524	1,398	1,590
Mandatorily redeemable capital stock (Note 10)	624	32	1,961	184

Total interest expense	588,444	401,391	1,625,829	1,045,990

NET INTEREST INCOME	53,672	47,979	159,652	134,374
Provision for credit losses on mortgage loans	104	73	191	267

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	53,568	47,906	159,461	134,107

OTHER INCOME:
Service fees	342	340	1,024	964
Net gain (loss) on trading securities (Note 2)	14,773	(16,548)	(6,153)	(16,832)
Net realized and unrealized gain (loss) on derivatives and hedging activities	(19,289)	20,266	8,801	17,195
Net realized gain (loss) on retirement of debt	0	0	(4,696)	1,031
Other	984	718	2,683	2,554

Total other income	(3,190)	4,776	1,659	4,912

OTHER EXPENSES:
Salaries and benefits	4,644	4,243	13,579	12,118
Other operating	2,375	2,370	7,081	5,531
Finance Board	396	392	1,188	1,176
Office of Finance	304	278	1,022	959
Other	1,055	1,138	1,551	1,608

Total other expenses	8,774	8,421	24,421	21,392

INCOME BEFORE ASSESSMENTS	41,604	44,261	136,699	117,627

Affordable Housing Program (Note 7)	3,468	3,616	11,367	9,621
REFCORP (Note 8)	7,629	8,129	25,068	21,601

Total assessments	11,097	11,745	36,435	31,222

NET INCOME	$30,507	$32,516	$100,264	$86,405

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2005 AND 2006 — Unaudited

(In thousands)

						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
BALANCE — DECEMBER 31, 2004	3,256	$325,643	14,795	$1,479,426	$86,738	$(5,014)	$1,886,793
Proceeds from sale of capital stock	61	6,149	4,550	455,076			461,225
Repurchase/redemption of capital stock							0
Comprehensive income:
Net income					86,405
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale (AFS) securities						(1,382)
Reclassification adjustment for gain (loss) on hedging activities included in net income						82
Minimum pension liability						(403)
Total comprehensive income							84,702
Net transfer of shares to mandatorily redeemable capital stock	(224)	(22,433)	(3,697)	(369,736)			(392,169)
Net transfer of shares between Class A and Class B	1,206	120,600	(1,206)	(120,600)			0
Dividends on capital stock (Class A — 3.6%, Class B — 4.8%):
Cash payment					(254)		(254)
Stock issued			619	61,890	(61,890)		0

BALANCE — SEPTEMBER 30, 2005	4,299	$429,959	15,061	$1,506,056	$110,999	$(6,717)	$2,040,297

BALANCE — DECEMBER 31, 2005	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock	60	5,963	4,111	411,090			417,053
Repurchase/redemption of capital stock			(235)	(23,526)			(23,526)
Comprehensive income:
Net income					100,264
Other comprehensive income:
Net unrealized gain (loss) on AFS securities						844
Reclassification adjustment for gain (loss) on hedging activities included in net income						80
Total comprehensive income							101,188
Net transfer of shares to mandatorily redeemable capital stock	(882)	(88,242)	(2,774)	(277,367)			(365,609)
Net transfer of shares between Class A and Class B	858	85,845	(858)	(85,845)			0
Dividends on capital stock (Class A — 4.2%, Class B — 6.0%):
Cash payment					(265)		(265)
Stock issued			732	73,247	(73,247)		0

BALANCE — SEPTEMBER 30, 2006	5,013	$501,325	13,882	$1,388,181	$164,022	$(6,510)	$2,047,018

[1]	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,264	$86,405

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	28,290	(225)
Concessions on consolidated obligation bonds	3,707	6,698
Premiums and discounts on investments, net	(3,337)	3,731
Premiums, discounts and commitment fees on advances	(41,878)	(43,315)
Discounts on Housing and Community Development advances	(5)	(5)
Premiums, discounts and deferred loan costs on mortgage loans, net	884	1,658
Fair value adjustments on hedged assets or liabilities	44,235	54,267
Other comprehensive income	80	82
Premises and equipment	2,193	1,157
Provision for credit losses on mortgage loans	191	267
Non-cash interest on mandatorily redeemable capital stock	1,956	182
Net realized (gain) loss on early extinguishment of debt	4,696	(1,031)
Other (gains) losses	(71)	(5)
(Increase) decrease in trading securities	8,325	19,187
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(8,138)	(27,251)
(Increase) decrease in accrued interest receivable	(5,816)	(10,265)
(Increase) decrease in derivative asset – net accrued interest receivable	(26,004)	(5,030)
(Increase) decrease in other assets	389	1,806
Increase (decrease) in accrued interest payable	60,196	11,532
(Increase) decrease in derivative liability – net accrued interest receivable	(24,061)	(19,573)
Increase (decrease) in Affordable Housing Program liability	4,570	2,492
Increase (decrease) in REFCORP liability	(5,334)	3,411
Increase (decrease) in other liabilities	1,151	245

Total adjustments	46,219	15

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	146,483	86,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits	(220,333)	(840,968)
Net (increase) decrease in overnight Federal funds sold	(2,637,200)	(1,664,800)
Net (increase) decrease in term Federal funds sold	62,000	(700,000)
Net (increase) decrease in short-term held-to-maturity securities	(386,475)	556,840
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,076,156	1,843,380
Purchases of long-term held-to-maturity securities	(1,024,405)	(1,590,393)
Principal collected on advances	329,852,368	256,718,312
Advances made	(329,683,349)	(257,783,062)
Principal collected on mortgage loans held for portfolio	209,385	250,178
Mortgage loans held for portfolio originated or purchased	(175,701)	(269,704)
Principal collected on other loans made	919	907
Capital expenditures for premises, software and equipment	(3,433)	(1,830)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,930,068)	(3,481,140)

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited
(In thousands)

	For the Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(169,557)	$(24,918)
Net proceeds from sale of consolidated obligation:
Bonds	6,982,758	7,051,344
Discount notes	637,710,474	624,544,188
Payments for maturing and retired consolidated obligation:
Bonds	(5,293,960)	(5,645,556)
Discount notes	(636,453,048)	(622,463,117)
Net increase (decrease) in other borrowings	(5,000)	(7,000)
Proceeds from issuance of capital stock	417,053	461,225
Payments for repurchase/redemption of capital stock	(23,526)	0
Payments for redemption of mandatorily redeemable capital stock	(380,992)	(521,823)
Cash dividends paid	(265)	(254)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,783,937	3,394,089

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	352	(631)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD	148	957

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD	$500	$326

Supplemental disclosures:
Interest paid	$1,482,186	$1,010,863

Affordable Housing Program payments	$7,591	$7,430

REFCORP payments	$30,402	$18,190

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
September 30, 2006
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
Issuance of SFAS 157: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (herein referred to as SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. Early adoption is permitted. The FHLBank is currently assessing the impact that adoption of this statement will have on its financial condition, results of operations and cash flows.
Issuance of SFAS 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (herein referred to as SFAS 158). SFAS 158 requires that an employer recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of condition. Accounting under SFAS 158 will place unrecognized gains and losses, prior service cost and credits and transition assets or obligations in accumulated other comprehensive income. In addition, SFAS 158 requires the plan assets and obligations to be measured as of the fiscal year-end. SFAS 158 is effective for companies that have publicly traded equity securities for fiscal years ending after December 15, 2006. Companies that do not have publicly traded equity securities are required to make disclosures of the provisions of the statement, the date adoption is required and the date the employer plans to adopt the recognition provisions of the statement if electing to early adopt for fiscal years ending after December 15, 2006 and before June 16, 2007. The companies without publicly traded equity will then be required to follow the same accounting and disclosures as the companies with publicly traded equity for fiscal years ending after December 15, 2008. The FHLBank plans to adopt the provisions of this statement according to the timelines for companies that have publicly traded equity. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
Issuance of SAB 108. In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (herein referred to as SAB 108). SAB 108 addresses how to consider the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, which can be accomplished by quantifying an error under both the rollover and the iron curtain approaches and by evaluating the error measured under each approach. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006 (December 31, 2006 for the FHLBank), with early adoption permitted. The FHLBank does not expect the adoption of this statement to have an impact on its financial condition, results of operations or cash flows.

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
Reclassifications: Certain amounts in the September 30, 2005 and December 31, 2005 financial statements have been reclassified to conform to the September 30, 2006 presentations.
NOTE 2 – TRADING SECURITIES
Major Security Types: Trading securities as of September 30, 2006 and December 31, 2005 are summarized in the following table (in thousands):

	Estimated Fair Values
	September 30,	December 31,
	2006	2005
FHLBank obligations[1]	$15,089	$15,284
Fannie Mae[2] obligations	182,079	183,851
Freddie Mac[2] obligations	504,156	508,274
Federal Farm Credit Bank[2] obligations	631	1,836

Subtotal	701,955	709,245

Ginnie Mae mortgage-backed securities[3]	3,710	4,745

TOTAL	$705,665	$713,990

[1]	See Note 16 for transactions with other FHLBanks.

[2]	Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
Redemption Terms: The estimated fair values of trading securities by contractual maturity as of September 30, 2006 and December 31, 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30,	December 31,
	2006	2005
Due in one year or less	$76,094	$0
Due after one year through five years	370,511	191,541
Due after five years through 10 years	255,350	517,704
Due after 10 years	0	0

Subtotal	701,955	709,245

Mortgage-backed securities	3,710	4,745

TOTAL	$705,665	$713,990

For securities held on September 30, 2006 and 2005, the net gain (loss) on trading securities for the three months ended September 30, 2006 and 2005 included a net gain (loss) of $14,773,000 and ($16,548,000), respectively. For securities held on September 30, 2006 and 2005, the net gain (loss) on trading securities for the nine months ended September 30, 2006 and 2005 included a net gain (loss) of ($6,153,000) and ($16,832,000), respectively.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES
Major Security Types: The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of September 30, 2006 and December 31, 2005 are as follows (in thousands). All securities as of September 30, 2006 and December 31, 2005 were U.S. Treasury obligations.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
As of September 30, 2006	$106,663	$0	$4,778	$101,885

As of December 31, 2005	$108,311	$0	$5,622	$102,689

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
Redemption Terms: The amortized cost and estimated fair values of available-for-sale securities by contractual maturity as of September 30, 2006 and December 31, 2005 are shown in the following table (in thousands). None of these securities are callable or prepayable.

	September 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Due in one year or less	$0	$0	$0	$0
Due after one year through five years	106,663	101,885	108,311	102,689
Due after five years through 10 years	0	0	0	0
Due after 10 years	0	0	0	0

TOTAL	$106,663	$101,885	$108,311	$102,689

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of September 30, 2006 and December 31, 2005, respectively, were fixed rate securities.
Gains and Losses: There were no sales of available-for-sale securities during the three- or nine-month periods ended September 30, 2006 or 2005.
NOTE 4 – HELD-TO-MATURITY SECURITIES
Major Security Types: Held-to-maturity securities as of September 30, 2006 are summarized in the following table (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Fannie Mae[1] obligations	$100,057	$0	$151	$99,906
Freddie Mac[1] obligations	99,868	0	55	99,813
State or local housing agency obligations	248,603	1,736	4,228	246,111
Commercial paper	1,219,515	0	0	1,219,515

Subtotal	1,668,043	1,736	4,434	1,665,345

Mortgage-backed securities:
Fannie Mae[1]	1,019,457	2,411	8,378	1,013,490
Freddie Mac[1]	1,271,667	2,781	11,168	1,263,280
Ginnie Mae[2]	18,250	215	0	18,465
Other (private issuers)	3,807,301	4,162	46,843	3,764,620

Mortgage-backed securities	6,116,675	9,569	66,389	6,059,855

TOTAL	$7,784,718	$11,305	$70,823	$7,725,200

Held-to-maturity securities as of December 31, 2005 are summarized in the following table (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values
Fannie Mae[1] obligations	$150,064	$0	$345	$149,719
Freddie Mac[1] obligations	99,656	469	0	100,125
State or local housing agency obligations	308,520	3,900	2,050	310,370
Commercial paper	829,614	0	0	829,614

Subtotal	1,387,854	4,369	2,395	1,389,828

Mortgage-backed securities:
Fannie Mae[1]	847,488	2,682	8,437	841,733
Freddie Mac[1]	891,590	2,876	8,644	885,822
Ginnie Mae[2]	22,767	279	0	23,046
Other (private issuers)	4,290,310	2,994	42,083	4,251,221

Mortgage-backed securities	6,052,155	8,831	59,164	6,001,822

TOTAL	$7,440,009	$13,200	$61,559	$7,391,650

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.

[2]	Ginnie Mae securities are guaranteed by the U.S. government.
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
The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $9,411,000 and $7,174,000 as of September 30, 2006 and December 31, 2005, respectively. Other investments included net discounts of $76,000 and $280,000 as of September 30, 2006 and December 31, 2005, respectively.
Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of September 30, 2006 and December 31, 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values
Due in one year or less	$1,419,440	$1,419,234	$879,476	$879,145
Due after one year through five years	10,355	10,978	210,213	211,488
Due after five years through 10 years	600	624	6,045	6,107
Due after 10 years	237,648	234,509	292,120	293,088

Subtotal	1,668,043	1,665,345	1,387,854	1,389,828

Mortgage-backed securities	6,116,675	6,059,855	6,052,155	6,001,822

TOTAL	$7,784,718	$7,725,200	$7,440,009	$7,391,650

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,552,903	$1,251,529
Variable rate	115,140	136,325

Subtotal	1,668,043	1,387,854

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	28,344	34,105
Variable rate	24,589	30,705
Collateralized mortgage obligations:
Fixed rate	3,763,774	3,797,609
Variable rate	2,299,968	2,189,736

Subtotal	6,116,675	6,052,155

TOTAL	$7,784,718	$7,440,009

Gains and Losses: There were no sales of held-to-maturity securities during the periods ended September 30, 2006 or 2005.
NOTE 5 – ADVANCES
Redemption Terms: As of September 30, 2006 and December 31, 2005, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances, see Note 7) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in one year or less	$14,897,649	5.14%	$13,882,971	4.07%
Due after one year through two years	2,324,982	4.50	2,261,672	3.79
Due after two years through three years	2,163,810	4.72	1,809,983	4.40
Due after three years through four years	1,820,206	5.46	2,236,074	4.56
Due after four years through five years	1,469,811	5.17	2,110,185	5.28
Due after five years	4,231,084	4.58	4,775,513	4.16

Total par value	26,907,542	4.99%	27,076,398	4.22%

Discounts on HCD advances	(53)		(57)
Premiums on other advances	126		153
Discounts on other advances	(111,582)		(153,325)
SFAS 133 fair value adjustments	88,083		163,399

TOTAL	$26,884,116		$27,086,568

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The FHLBank’s advances as of September 30, 2006 and December 31, 2005 include callable advances totaling $3,371,006,000 and $2,751,870,000, respectively. The table below summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

	September 30,	December 31,
Year of Maturity or Next Call Date	2006	2005
Due in one year or less	$16,964,174	$14,914,361
Due after one year through two years	2,049,802	2,218,200
Due after two years through three years	2,068,390	1,685,962
Due after three years through four years	1,713,906	2,132,856
Due after four years through five years	1,219,986	2,010,185
Due after five years	2,891,284	4,114,834

TOTAL PAR VALUE	$26,907,542	$27,076,398

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank’s advances as of September 30, 2006 and December 31, 2005 included convertible advances totaling $4,019,658,000 and $4,966,453,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

	September 30,	December 31,
Year of Maturity or Next Conversion or Put Date	2006	2005
Due in one year or less	$17,676,165	$17,599,759
Due after one year through two years	3,053,382	2,731,080
Due after two years through three years	1,907,610	2,019,283
Due after three years through four years	1,462,366	1,921,974
Due after four years through five years	722,185	1,165,969
Due after five years	2,085,834	1,638,333

TOTAL PAR VALUE	$26,907,542	$27,076,398

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Par amount of advances:
Fixed rate	$20,687,264	$21,876,531
Variable rate	6,220,278	5,199,867

TOTAL PAR VALUE	$26,907,542	$27,076,398

NOTE 6 – MORTGAGE LOANS HELD FOR PORTFOLIO
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
The following table presents information as of September 30, 2006 and December 31, 2005 on mortgage loans held for portfolio (in thousands):

	September 30, 2006	December 31, 2005
Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$853,018	$919,285
Fixed rate, long-term, single-family mortgages	1,531,608	1,499,886

Total par value	2,384,626	2,419,171
Premiums	15,593	17,242
Discounts	(11,578)	(12,761)
Deferred loan costs, net	152	161
SFAS 133 fair value adjustments	(565)	(550)

Total before Allowance for Credit Losses on Mortgage Loans	2,388,228	2,423,263
Allowance for Credit Losses on Mortgage Loans	(850)	(756)

Mortgage Loans, net	$2,387,378	$2,422,507

[1]	Medium-term is defined as an original term of 15 years or less.
The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. During the three months ended September 30, 2006 and 2005, credit enhancement fees paid by the FHLBank to participating members totaled $613,000 and $651,000, respectively. Credit enhancement fees paid by the FHLBank to participating members totaled $1,877,000 and $1,958,000 for the nine months ended September 30, 2006 and 2005, respectively.
The allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Balance, beginning of period	$764	$618	$756	$424
Provision for credit losses on mortgage loans	104	73	191	267
Charge-offs	(18)	0	(97)	0
Recoveries	0	0	0	0

Balance, end of period	$850	$691	$850	$691

NOTE 7 – AFFORDABLE HOUSING PROGRAM
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
The amount set aside is charged to income and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s regulatory income before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before AHP and REFCORP to the sum of the income before AHP and REFCORP of the 12 FHLBanks. There were no shortfalls for the three- and nine-month periods ended September 30, 2006 or 2005.
The following table details the change in the AHP liability for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Appropriated and reserved AHP funds as of the beginning of the period	$33,656	$26,668	$30,567	$25,559
AHP set aside based on current period income	3,468	3,616	11,367	9,621
Direct grants disbursed	(2,311)	(2,412)	(7,591)	(7,430)
Recaptured funds[1]	324	178	794	300

Appropriated and reserved AHP funds as of the end of the period	$35,137	$28,050	$35,137	$28,050

[1]	Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to FHLBank is required by regulation. In most cases, recaptured funds are returned as a result of AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property. Recaptured funds are reallocated to future periods.
NOTE 8 – RESOLUTION FUNDING CORP. (REFCORP)
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
The following table details the change in the REFCORP liability for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
REFCORP obligation as of the beginning of the period	$8,227	$7,386	$12,962	$6,872
REFCORP assessments	7,629	8,129	25,068	21,601
REFCORP payments	(8,228)	(5,232)	(30,402)	(18,190)

REFCORP obligation as of the end of the period	$7,628	$10,283	$7,628	$10,283

NOTE 9 – CONSOLIDATED OBLIGATIONS
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
Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in one year or less	$6,871,349	4.01%	$6,217,517	3.74%
Due after one year through two years	5,664,718	4.34	4,784,031	3.45
Due after two years through three years	3,409,340	4.27	4,097,282	3.75
Due after three years through four years	2,263,699	4.36	2,398,025	3.91
Due after four years through five years	2,295,750	4.53	2,185,348	4.25
Due after five years	11,616,708	4.86	10,729,471	4.69

Total par value	32,121,564	4.47%	30,411,674	4.08%

Premiums	10,125		15,705
Discounts	(17,039)		(17,268)
SFAS 133 fair value adjustments	(437,121)		(521,492)

TOTAL	$31,677,529		$29,888,619

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2006 and December 31, 2005 includes callable bonds totaling $21,694,179,000 and $19,350,242,000, respectively.
The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity or Next Call Date	September 30, 2006	December 31, 2005
Due in one year or less	$25,144,636	$23,705,938
Due after one year through two years	2,791,103	2,341,260
Due after two years through three years	1,361,000	1,636,196
Due after three years through four years	812,205	813,700
Due after four years through five years	474,400	431,905
Due after five years	1,538,220	1,482,675

TOTAL PAR VALUE	$32,121,564	$30,411,674

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Par value of consolidated obligation bonds:
Fixed rate	$18,127,485	$15,999,770
Step ups	9,144,430	9,289,430
Range bonds	4,673,375	3,906,375
Zero coupon	176,274	216,099
Simple variable rate	0	1,000,000

TOTAL PAR VALUE	$32,121,564	$30,411,674

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rates
September 30, 2006	$14,712,488	$14,772,964	5.08%

December 31, 2005	$13,434,760	$13,458,956	3.95%

NOTE 10 – CAPITAL
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
The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$474,943	$1,552,875	$426,149	$1,429,690
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$1,994,554	$2,104,456	$1,878,395	$1,989,966
Leverage capital ratio	5.0%	5.8%	5.0%	5.8%
Leverage capital	$2,493,192	$2,880,894	$2,347,993	$2,704,811
Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS 150.
Mandatorily Redeemable Capital Stock: In accordance with the provisions of SFAS 150 and applicable interpretations, the FHLBank adopted SFAS 150 as of January 1, 2004. In compliance with SFAS 150, the FHLBank reclassifies all stock subject to redemption from equity to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member or non-member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from equity to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ rights to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank will be reflected as financing cash outflows in the Statements of Cash Flows once settled. If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value.
The FHLBank’s activity for mandatorily redeemable capital stock for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Mandatorily redeemable capital stock at beginning of period	$61,266	$1,474	$64,355	$130,888
Capital stock subject to mandatory redemption reclassified from equity	125,451	90,204	365,609	392,169
Redemption or repurchase of mandatorily redeemable capital stock	(136,412)	(90,294)	(380,992)	(521,823)
Stock dividend classified as mandatorily redeemable capital stock	623	32	1,956	182

Mandatorily redeemable capital stock at end of period	$50,928	$1,416	$50,928	$1,416

NOTE 11 – EMPLOYEE RETIREMENT PLANS
The FHLBank maintains a deferred compensation plan covering certain senior officers that is, in substance, an unfunded supplemental retirement plan. Components of the net periodic pension cost for the FHLBank’s supplemental retirement plan for the three and nine months ended September 30, 2006 and 2005 were (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Service cost	$24	$24	$71	$71
Interest cost	72	67	217	203
Amortization of unrecognized prior service cost	(6)	(6)	(18)	(18)
Amortization of unrecognized net loss	89	90	267	269

Net periodic postretirement benefit cost	$179	$175	$537	$525

The FHLBank previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $231,000 to its supplemental retirement plan in 2006.
NOTE 12 – DERIVATIVES AND HEDGING ACTIVITIES
For the three- and nine-month periods ended September 30, 2006 and 2005, the FHLBank recorded net realized and unrealized gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Gain (loss) related to fair value hedge ineffectiveness	$(581)	$4,460	$517	$6,513
Gain (loss) on economic hedges	(18,708)	15,806	8,284	10,682

Net gain (loss) on derivatives and hedging activities	$(19,289)	$20,266	$8,801	$17,195

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair Value	$31,346,648	$(335,361)	$29,386,727	$(447,281)
Economic	3,792,953	855	1,710,847	(10,876)

Interest rate caps/floors
Fair Value	217,500	462	205,000	1,388
Economic	1,460,000	4,631	1,050,000	3,780
Mortgage delivery commitments
Economic	18,648	72	16,003	42

TOTAL	$36,835,749	$(329,341)	$32,368,577	$(452,947)

Total derivative fair value excluding accrued interest		$(329,341)		$(452,947)
Accrued interest		112,037		61,971

NET DERIVATIVE FAIR VALUE		$(217,304)		$(390,976)

Net derivative asset balances		$31,592		$22,018
Net derivative liability balances		(248,896)		(412,994)

NET DERIVATIVE BALANCES		$(217,304)		$(390,976)

Effectiveness measurements:
Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. This is in contrast to fair value hedges designated under the “long haul” method, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances.
Long haul method – For hedge transactions that don’t qualify for shortcut hedge accounting, effectiveness testing is completed at inception and on a monthly basis thereafter. Prior to September 30, 2006, the FHLBank utilized the following methods to assess effectiveness: rolling correlation matrix, rolling regression method and the dollar-offset method.
•	Under the rolling regression method, the FHLBank models a series of 30 data points (market values) for the hedged item and the hedge instrument, using market data from the previous 30 calendar month-ends. A regression analysis is performed comparing the values of the hedged financial item and the hedge instrument. The hedge is deemed highly effective if: 1) the slope of the regression line is between -0.80 and -1.20, meaning that on average the change in value of the hedged financial instrument is offset by the change in value of the hedge instrument; 2) the correlation is 0.80 or higher; and 3) the calculated F statistic is 4 or higher. For new hedge transactions, the 30 data points (market values) are generated using historical market data.
•	The rolling correlation matrix methodology uses a matrix of correlation coefficients grouped by tenor (maturity dates), collected monthly, selected from a generic base of bonds for generic swapped bullet (no attached options) or callable (can be terminated by the issuer) FHLBank debt. All FHLBank bullet or callable swapped liabilities are compared to the correlation coefficients for its tenor. Linear interpolation is used to project maturities not readily available. If the correlation is 0.80 or higher, the hedge is considered to be highly effective.
•	The dollar-offset method measures the change in fair value between periods on the hedge instrument versus the change in the fair value between periods on the hedged item. Under this methodology, at inception, the FHLBank evaluates effectiveness of the hedging relationship using interest rate scenario stress testing (interest rate shock scenarios). Thereafter on a monthly basis, the FHLBank compares the change in cumulative fair value of the hedging instrument to the change in cumulative fair value of the hedged item. The amount of dollar-offset between the two items must fall into a range of between 80 percent and 120 percent in order for the hedge to be deemed highly effective.

Effective September 30, 2006, the FHLBank changed the method by which it assesses hedge effectiveness for outstanding interest rate swaps hedging fixed rate callable consolidated obligations from the rolling correlation matrix method to the rolling regression method. The FHLBank considers the rolling regression method to be an improved method of assessing the effectiveness of these hedging relationships. The rolling regression method and the dollar offset method (see descriptions above) are currently the only methods used by the FHLBank to assess hedge effectiveness.
NOTE 13 – ESTIMATED FAIR VALUES
The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of September 30, 2006 and December 31, 2005. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 17 in the audited financial statements included in the FHLBank’s Form 10.

The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of September 30, 2006 are summarized in the following table (in thousands):

		Net Unrealized	Estimated Fair
	Carrying Value	Gains (Losses)	Value
Assets:
Cash and due from banks	$500	$0	$500

Interest bearing deposits	4,619,056	0	4,619,056

Overnight federal funds sold	5,816,700	0	5,816,700

Term federal funds sold	1,263,000	0	1,263,000

Trading securities	705,665	0	705,665

Available-for-sale securities	101,885	0	101,885

Held-to-maturity securities	7,784,718	(59,518)	7,725,200

Advances	26,884,116	(4,942)	26,879,174

Mortgage loans held for portfolio, net of allowance	2,387,378	(79,080)	2,308,298

Accrued interest receivable	157,038	0	157,038

Derivative assets	31,592	0	31,592

Liabilities:
Deposits	731,156	0	731,156

Consolidated obligation discount notes	14,712,488	3,047	14,709,441

Consolidated obligation bonds	31,677,529	143,546	31,533,983

Mandatorily redeemable capital stock	50,928	0	50,928

Accrued interest payable	311,404	0	311,404

Derivative liabilities	248,896	0	248,896

Other Assets (Liability):
Standby letters of credit	(1,128)	0	(1,128)

Standby bond purchase agreements	(154)	1,509	1,355

The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2005 are summarized in the following table (in thousands):

		Net Unrealized	Estimated Fair
	Carrying Value	Gains (Losses)	Value
Assets:
Cash and due from banks	$148	$0	$148

Interest bearing deposits	4,398,723	0	4,398,723

Overnight federal funds sold	3,179,500	0	3,179,500

Term federal funds sold	1,325,000	0	1,325,000

Trading securities	713,990	0	713,990

Available-for-sale securities	102,689	0	102,689

Held-to-maturity securities	7,440,009	(48,359)	7,391,650

Advances	27,086,568	(10,092)	27,076,476

Mortgage loans held for portfolio, net of allowance	2,422,507	(66,648)	2,355,859

Accrued interest receivable	151,222	0	151,222

Derivative assets	22,018	0	22,018

Liabilities:
Deposits	900,713	8	900,705

Consolidated obligation discount notes	13,434,760	0	13,434,760

Consolidated obligation bonds	29,888,619	73,547	29,815,072

Mandatorily redeemable capital stock	64,355	0	64,355

Accrued interest payable	251,208	0	251,208

Derivative liabilities	412,994	0	412,994

Other Assets (Liability):
Standby letters of credit	(1,104)	0	(1,104)

Standby bond purchase agreements	(56)	1,457	1,401
NOTE 14 – COMMITMENTS AND CONTINGENCIES
FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $910,501,351,000 and $893,052,199,000 as of September 30, 2006 and December 31, 2005, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. Outstanding standby letters of credit totaled $1,721,818,000 and $1,865,163,000 as of September 30, 2006 and December 31, 2005, respectively. The original terms were four days to seven years for standby letters of credit outstanding at September 30, 2006 and eleven days to seven years for standby letters of credit outstanding at December 31, 2005, with final expirations in 2011. Unearned fees for transactions prior to 2003, as well as the value of the guarantees related to standby letters of credit entered into after 2002, are recorded in other liabilities and amounted to $1,128,000 and $1,104,000 at September 30, 2006 and December 31, 2005, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.
Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $18,807,000 and $16,157,000 at September 30, 2006 and December 31, 2005, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (herein referred to as “SFAS 149”), certain commitments entered into after June 30, 2003, are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded a mortgage delivery commitment derivative asset balance of $72,000 and $42,000 at September 30, 2006 and December 31, 2005, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Commitments for this product totaled $159,000 and $154,000 at September 30, 2006 and December 31, 2005, respectively.
The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the housing authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire after five years, no later than 2011, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $769,532,000 and $764,925,000 at September 30, 2006 and December 31, 2005, respectively. FHLBank was not required to purchase any bonds under these agreements during the three or nine months ended September 30, 2006 and 2005.
The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of September 30, 2006 and December 31, 2005, the FHLBank had delivered cash with a book value of $84,030,000 and $91,700,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. As of September 30, 2006 and December 31, 2005, cash that has been pledged in the amount of $84,030,000 and $91,700,000, respectively, is classified as interest bearing deposits on the Statements of Condition.
NOTE 15 – TRANSACTIONS WITH STOCKHOLDERS AND HOUSING ASSOCIATES
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
As provided by statute, the only voting rights conferred upon the FHLBank’s members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of the FHLBank’s board of directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At September 30, 2006 and December 31, 2005, no member owned more than 10 percent of the voting interests of the FHLBank due to statutory limits on members’ voting rights as discussed above.
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
Activity with Members That Exceed a 10 Percent Concentration in FHLBank Capital Stock: The following tables present information as of September 30, 2006 and December 31, 2005 on members that had more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

September 30, 2006
		Total		Total
		Class A	Percent of	Class B	Percent of	Total Capital
		Stock	Total	Stock	Total	Stock Par	Percent of
Member Name	State	Par Value	Class A	Par Value	Class B	Value	Total Stock
MidFirst Bank	OK	$12,323	2.2%	$273,603	19.7%	$285,926	14.7%
U.S. Central Credit Union	KS	1,000	0.2	226,986	16.3	227,986	11.8

TOTAL		$13,323	2.4%	$500,589	36.0%	$513,912	26.5%

December 31, 2005
		Total		Total
		Class A	Percent of	Class B	Percent of	Total Capital
		Stock	Total	Stock	Total	Stock Par	Percent of
Member Name	State	Par Value	Class A	Par Value	Class B	Value	Total Stock
MidFirst Bank	OK	$1,000	0.2%	$272,586	21.1%	$273,586	14.8%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2006 and December 31, 2005 are summarized in the following table (in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	September 30, 2006		December 31, 2005		September 30, 2006		December 31, 2005
	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent
Member Name	Advances	of Total	Advances	of Total	Deposits	of Total[1]	Deposits	of Total[1]
MidFirst Bank	$5,275,800	19.6%	$5,331,600	19.7%	$10,159	1.4%	$4,383	0.5%
U.S. Central Credit Union	2,500,000	9.3			40	0.0

TOTAL	$7,775,800	28.9%	$5,331,600	19.7%	$10,199	1.4%	$4,383	0.5%

[1]	Excludes cash pledged as collateral by derivative counterparties and classified as interest bearing deposits.
Neither member originated mortgage loans for or sold mortgages into the MPF program during the three- or nine-month periods ended September 30, 2006. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the three- or nine-month periods ended September 30, 2005.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of September 30, 2006 and December 31, 2005 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

September 30, 2006
		Total		Total
		Class A	Percent of	Class B	Percent of	Total Capital
		Stock	Total	Stock	Total	Stock Par	Percent of
Member Name	State	Par Value	Class A	Par Value	Class B	Value	Total Stock
Centennial Bank of the West	CO	$1,000	0.2%	$5,459	0.4%	$6,459	0.3%
Farmers Bank & Trust, NA	KS	995	0.2	3,378	0.3	4,373	0.2
First National Bank	KS	1,562	0.3	1,197	0.1	2,759	0.2
Golden Belt Bank, FSA	KS	455	0.1	2,258	0.2	2,713	0.2
Morgan Federal Bank	CO	514	0.1	1,158	0.1	1,672	0.1
Citizens Bank & Trust Co.	OK	263	0.0	586	0.0	849	0.1
Saline State Bank	NE	197	0.0	613	0.0	810	0.0
Chickasha Bank & Trust Co.	OK	489	0.1	112	0.0	601	0.0
Lisco State Bank	NE	32	0.0	58	0.0	90	0.0

TOTAL		$5,507	1.0%	$14,819	1.1%	$20,326	1.1%

December 31, 2005
		Total		Total
		Class A	Percent of	Class B	Percent of	Total Capital
		Stock	Total	Stock	Total	Stock Par	Percent of
Member Name	State	Par Value	Class A	Par Value	Class B	Value	Total Stock
Centennial Bank of the West	CO	$1,777	0.3%	$2,861	0.2%	$4,638	0.3%
Farmers Bank & Trust, NA	KS	853	0.1	2,639	0.2	3,492	0.2
First National Bank	KS	1,521	0.3	1,139	0.1	2,660	0.2
Golden Belt Bank, FSA	KS	284	0.1	2,317	0.2	2,601	0.1
Morgan Federal Bank	CO	511	0.1	1,096	0.1	1,607	0.1
Saline State Bank	NE	186	0.0	592	0.1	778	0.0
Citizens Bank & Trust Co.	OK	259	0.0	472	0.0	731	0.0
Chickasha Bank & Trust Co.	OK	310	0.1	271	0.0	581	0.0
Lisco State Bank	NE	31	0.0	55	0.0	86	0.0

TOTAL		$5,732	1.0%	$11,442	0.9%	$17,174	0.9%

Advance and deposit balances with members that have an officer or director serving on the FHLBank’s board of directors as of September 30, 2006 and December 31, 2005 are summarized in the following table (in thousands).

	September 30, 2006		December 31, 2005		September 30, 2006		December 31, 2005
	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent
Member Name	Advances	of Total	Advances	of Total	Deposits	of Total	Deposits	of Total
Centennial Bank of the West	$83,539	0.3%	$77,227	0.3%	$10	0.0%	$11	0.0%
Farmers Bank & Trust, NA	78,950	0.3	64,375	0.2	2	0.0	2	0.0
First National Bank	32,750	0.1	33,050	0.1	44	0.0	33	0.0
Golden Belt Bank, FSA	28,607	0.1	29,193	0.1	2,128	0.3	2,921	0.3
Morgan Federal Bank	18,129	0.1	14,648	0.1	508	0.1	414	0.1
Saline State Bank	15,490	0.1	15,011	0.1	122	0.0	96	0.0
Citizens Bank & Trust Co.	14,497	0.0	11,856	0.0	173	0.0	71	0.0
Chickasha Bank & Trust Co.	5,828	0.0	8,045	0.0	2,895	0.4	10,778	1.2
Lisco State Bank	1,694	0.0	1,201	0.0	16	0.0	26	0.0

TOTAL	$279,484	1.0%	$254,606	0.9%	$5,898	0.8%	$14,352	1.6%

The following table presents mortgage loans funded or acquired by the FHLBank during the three- and nine-month periods ended September 30, 2006 and September 30, 2005 for members that had an officer or director serving on the FHLBank’s board of directors as of September 30, 2006 and September 30, 2005 (in thousands).

	Three months ended				Nine months ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
	Mortgage	Percent	Mortgage	Percent	Mortgage	Percent	Mortgage	Percent
	Loans	of Total	Loans	of Total	Loans	of Total	Loans	of Total
Member Name	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
Centennial Bank of the West	$0	0.0%	$0	0.0	$0	0.0%	$0	0.0%
Farmers Bank & Trust, NA	0	0.0	0	0.0	0	0.0	334	0.1
First National Bank	382	0.7	466	0.5	1,352	0.8	1,997	0.8
Golden Belt Bank, FSA	1,265	2.2	2,877	3.2	3,933	2.2	8,542	3.2
Morgan Federal Bank	0	0.0	151	0.2	0	0.0	2,202	0.8
Citizens Bank & Trust Co.	658	1.1	203	0.2	965	0.6	575	0.2
Saline State Bank	0	0.0	0	0.0	0	0.0	0	0.0
Chickasha Bank & Trust Co.	0	0.0	0	0.0	0	0.0	0	0.0
Lisco State Bank	0	0.0	0	0.0	0	0.0	0	0.0

TOTAL	$2,305	4.0%	$3,697	4.1%	$6,250	3.6%	$13,650	5.1%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS
FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands). All transactions occurred at market prices.

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Business Activity	2006	2005	2006	2005
YTD average overnight interbank loan balances to other FHLBanks[1]	$1,522	$5,783	$1,410	$7,689
YTD average overnight interbank loan balances from other FHLBanks[1]	3,152	2,228	2,126	5,736
YTD average deposit balance with FHLBank of Chicago for MPF transactions[2]	23	25	25	26
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	241	240	719	710
FHLBank system shared expenses[4]	170	123	328	395

[1]	Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

[2]	Balance is interest bearing and is classified on the Statements of Condition as interest bearing deposits.

[3]	Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004.

[4]	These are fees paid by FHLBank of Chicago on behalf of the other FHLBanks (e.g., conference expenses, attorney expenses on joint issues)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of September 30, 2006 and December 31, 2005, and results of operations for the three- and nine-month periods ended September 30, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report and the Form 10, which includes audited financial statements and related notes for the year ended December 31, 2005.
Table 1
Selected Financial Data (dollar amounts in thousands):

	09/30/2006	06/30/2006	03/31/2006	12/31/2005	09/30/2005
Statement of Condition (at period end)
Total assets	$49,863,846	$47,740,596	$48,070,888	$46,959,867	$48,283,458
Investments[1]	20,291,024	17,041,004	17,970,178	17,159,911	17,265,165
Advances	26,884,116	27,984,188	27,396,914	27,086,568	28,276,206
Mortgage loans held for portfolio, net	2,387,378	2,406,021	2,408,635	2,422,507	2,454,216
Deposits and other borrowings	731,156	864,233	1,157,759	900,713	860,960
Consolidated obligations, net[2]	46,390,017	43,886,604	44,076,735	43,323,379	44,564,503
Affordable Housing Program	35,137	33,656	33,113	30,567	28,050
Payable to Resolution Funding Corp. (REFCORP)	7,628	8,227	9,066	12,962	10,283
Mandatorily redeemable capital stock	50,928	61,266	84,242	64,355	1,416
Capital	2,047,018	1,999,143	1,928,285	1,918,177	2,040,297
Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	53,672	53,597	52,383	90,375	47,979
Provision for credit losses on mortgage loans	104	28	59	68	73
Other income	(3,190)	(707)	5,556	(15,003)	4,776
Other expenses	8,774	7,990	7,657	8,060	8,421
Income before assessments	41,604	44,872	50,223	67,244	44,261
Assessments	11,097	11,963	13,375	17,857	11,745
Net income	30,507	32,909	36,848	49,387	32,516
Ratios and Other Financial Data
Dividends paid in cash[3]	91	82	92	94	84
Dividends paid in stock[3]	26,113	24,557	22,577	23,022	21,196
Class A Stock dividend rate	4.45%	4.25%	3.85%	3.85%	3.50%
Class B Stock dividend rate	6.25%	6.05%	5.60%	5.25%	4.75%
Weighted average dividend rate[4]	5.87%	5.66%	5.22%	4.96%	4.55%
Dividend payout ratio	85.90%	74.87%	61.52%	46.81%	65.44%
Return on average equity	6.13%	6.80%	7.66%	9.78%	6.48%
Return on average assets	0.25%	0.28%	0.31%	0.41%	0.27%
Average equity to average assets	4.11%	4.06%	4.08%	4.21%	4.21%
Net interest margin[5]	0.45%	0.45%	0.45%	0.76%	0.40%
Total capital ratio at period end[6]	4.11%	4.19%	4.01%	4.08%	4.23%
Ratio of earnings to fixed charges[7]	1.07	1.08	1.10	1.15	1.11

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]	Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 9 to the quarterly financial statements for a description of the total consolidated obligations of all FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board, which govern the issuance of debt for all FHLBanks in the FHLBank System.

[3]	Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as dividends under generally accepted accounting principles (GAAP) were $624,000, 716,000, $621,000, $200,000 and $32,000 for the quarters ended September 30, 2006, June 30, 2006, March 31, 2006, December 31, 2005 and September 30, 2005, respectively.

[4]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.

[5]	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.

[6]	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income as a percentage of total assets at period end.

[7]	The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.
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
The FHLBank serves eligible financial institutions in Nebraska, Kansas, Oklahoma and Colorado (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. The FHLBank may redeem excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite fluctuations in total assets, liabilities and capital in recent quarters, the FHLBank has been able to: (1) achieve its housing mission by meeting member credit needs, and (2) pay market-rate dividends.
Total asset growth was modest during the first nine months of 2006, with total assets growing 6.2 percent to $49.9 billion at September 30, 2006, up from $47.0 billion at December 31, 2005. The overall increase was primarily due to a $2.6 billion increase in Federal funds sold. The larger than usual Federal funds sold position at September 30, 2006, was the result of extra liquidity at the end of the month caused by a large member repaying $2.0 billion in advances that matured on September 29, 2006. The FHLBank’s Federal funds sold position returned to a more normal level in the first week of October 2006 as this same large member increased its advance borrowings by $2.0 billion and the FHLBank was able to reduce the amount of Federal funds sold. The FHLBank continues to strive for growth in membership, advances and mortgage loans.
The FHLBank’s net income for the three months ended September 30, 2006 was $30.5 million compared to $32.5 million for the three months ended September 30, 2005. The decrease was primarily attributable to the following:
•	$5.7 million increase in net interest income,
•	$31.3 million increase in net income related to net gain (loss) on trading securities, and
•	$39.6 million decrease in net income related to net realized and unrealized gain (loss) on derivatives and hedging activities.
Net income for the nine months ended September 30, 2006 was $100.3 million compared to $86.4 million for the nine months ended September 30, 2005. The increase was primarily attributable to the following:
•	$25.3 million increase in net interest income,
•	$10.7 million increase in net income related to net gain (loss) on trading securities,
•	$8.4 million decrease in net income related to net realized and unrealized gain (loss) on derivatives and hedging activities,
•	$5.7 million decrease in net income related to net realized gain (loss) on retirement of debt,
•	$3.0 million increase in operating expenses and
•	$5.2 million increase in assessments.
The FHLBank’s financial performance for the third quarter of 2006 compared to the third quarter of 2005, as well as for the first nine months of 2006 compared to the first nine months of 2005, was positively affected by the rise in short-term interest rates over this period, since approximately 70 percent of the FHLBank’s advances and consolidated obligations are short-term in nature or reprice frequently during the course of a year (monthly or quarterly). In addition, a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), earns the equivalent of a short-term money market rate and hence the return on this part of equity has increased with the rise in short-term interest rates. See “Risk Management – Interest Rate Risk Management” in this Item 2 for additional discussion on the FHLBank’s DOE. These factors resulted in an increase in the FHLBank’s net interest margin from 0.40 percent for the three months ended September 30, 2005 to 0.45 percent for the three months ended September 30, 2006. However, return on equity (ROE) decreased to 6.13 percent for the third quarter of 2006 compared to 6.48 percent for the same period of 2005 primarily due to a decrease in net income related to net realized and unrealized gain (loss) on derivatives and hedging activities. Net interest margin increased from 0.39 percent for the nine months ended September 30, 2005 to 0.45 percent for the nine months ended September 30, 2006. Similarly, ROE increased to 6.86 percent for the first nine months of 2006 compared to 5.96 percent for the first nine months of 2005.
Dividends paid for the third quarter of 2006 were 4.45 percent and 6.25 percent for Class A Common Stock and Class B Common Stock, respectively. This was an increase over dividends paid for the third quarter of 2005 of 3.50 percent and 4.75 percent for Class A Common Stock and Class B Common Stock, respectively. The increase in dividend rates corresponds with the increase in interest rates and the FHLBank’s increase in net income from the third quarter of 2005 to the third quarter of 2006. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.
Note that the FHLBank’s net income for the three months ended December 31, 2005, of $49.4 million included $40.2 million in prepayment fees associated with the termination of advances by Bank of the West after its acquisition of Commercial Federal Bank of Omaha on December 2, 2005. Income from these fees, shown as interest income, is partially offset by a net loss of $19.8 million on the retirement of consolidated obligations which funded the advances, and is shown in “Other income” as a negative amount. The FHLBank was unable to retire all the outstanding liabilities during the fourth quarter of 2005, which caused net income to appear unusually high for that quarter. Net of REFCORP and Affordable Housing Program (AHP) assessments, these prepayment fees on the terminated advances and loss on retirement of consolidated obligations recorded during the three months ended December 31, 2005, totaled $15.0 million. Several ratios for the fourth quarter of 2005 were affected by this event, including return on average equity, return on average assets, net interest margin and dividend payout ratio. The FHLBank retired additional consolidated obligations related to the 2005 termination of advances by the Bank of the West during the first and second quarters of 2006. These debt retirements resulted in losses on retirement of $1.8 million and $2.9 million, respectively, for the first and second quarters. Net of REFCORP and AHP assessments, the losses on retirement of debt were $1.3 million for the first quarter of 2006 and $2.1 million for the second quarter of 2006. As reflected in Table 1, the ratios for the first three quarters of 2006 track the ratios for the third quarter of 2005 more closely than those for the last quarter of 2005.
Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the third quarter of 2006 over the third quarter of 2005 and for the first nine months of 2006 over the first nine months of 2005 is primarily attributable to the increase in short-term interest rates. See Table 3 through Table 6 for further information regarding average balances and yields and changes in interest income.
Net income is subject to volatility not only from changes in interest rates but also from gains (losses) on trading securities and derivatives. See “Results of Operations – Net Realized and Unrealized Gain (Loss) on Derivative and Hedging Activities” in this Item 2 for a discussion of impact by period.

Earnings Analysis – Table 2 presents changes in the major components of the FHLBank’s earnings for the third quarter of 2006 compared to the third quarter of 2005 and for the first nine months of 2006 compared to the first nine months of 2005 (in thousands):
Table 2

	Increase (Decrease) in Earnings Components
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006 vs. 2005		September 30, 2006 vs. 2005
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change
Total interest income	$192,746	42.9%	$605,117	51.3%
Total interest expense	187,053	46.6	579,839	55.4

Net interest income before provision for credit losses on mortgage loans	5,693	11.9	25,278	18.8
Provision for credit losses on mortgage loans	31	42.5	(76)	(28.5)

Net interest income after provision for credit losses on mortgage loans	5,662	11.8	25,354	18.9

Net gain (loss) on trading securities	31,321	189.3	10,679	63.4
Net realized and unrealized gain (loss) on derivatives and hedging activities	(39,555)	(195.2)	(8,394)	(48.8)
Other non-interest income	268	25.3	(5,538)	(121.7)

Total non-interest income	(7,966)	(166.8)	(3,253)	(66.2)

Operating expenses	406	6.1	3,011	17.1
Other non-interest expense	(53)	(2.9)	18	0.5

Total other expense	353	4.2	3,029	14.2

AHP assessments	(148)	(4.1)	1,746	18.1
REFCORP assessments	(500)	(6.2)	3,467	16.1

Total assessments	(648)	(5.5)	5,213	16.7

Net income	$(2,009)	(6.2)%	$13,859	16.0%

Net Interest Income – Net interest income increased 11.9 percent from $48.0 million in the third quarter of 2005 to $53.7 million in the third quarter of 2006 as the FHLBank’s net interest margin increased from 0.40 percent for third quarter of 2005 to 0.45 percent for the third quarter of 2006. These increases are mostly the result of increased interest rates on invested capital from the third quarter of 2005 to the third quarter of 2006. Interest income on interest-earning assets increased primarily because of increasing interest rates but also because of a small increase in the volume of interest-earning assets as reflected in Table 4. Similar interest rate and volume effects occurred in interest-bearing liabilities. Despite similar changes in rates and volumes for both interest-earning assets and interest-bearing liabilities, the net interest spread reflected in Table 3 was 0.21 percent for the third quarter of 2005 but declined to 0.17 percent for the third quarter of 2006.
Net interest income increased 18.8 percent from $134.4 million for the first nine months of 2005 to $159.7 million for the first nine months of 2006 primarily because of the impact of increasing interest rates on invested capital. Similarly, the FHLBank’s net interest margin increased from 0.39 percent for the nine months ended September 30, 2005 to 0.45 percent for the nine months ended September 30, 2006. As reflected in Table 5, the FHLBank’s net interest spread fell from 0.21 percent during the first nine months of 2005 to 0.19 percent during the first nine months of 2006. However, Table 6 demonstrates that, while the impacts of changes in volumes and a lower net interest spread served to decrease net interest income from the first nine months of 2005 to the first nine months of 2006, the increase in interest rates between the periods offset the negative impact of lower spreads and resulted in an increase in net interest income from 2005 to 2006.
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

Table 3 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended September 30, 2006 and 2005 (in thousands):
Table 3

	For the Three Months Ended
	September 30, 2006			September 30, 2005

		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$4,755,469	$63,382	5.29%	$3,932,252	$34,774	3.51%
Federal funds sold	4,045,073	54,389	5.33	3,840,253	33,916	3.50
Investments[6]	8,519,268	113,925	5.31	7,355,535	82,540	4.45
Advances[1,7]	28,062,335	378,756	5.35	29,479,830	266,010	3.58
Mortgage loans held for portfolio[1,4,5]	2,397,395	30,504	5.05	2,467,088	30,918	4.97
Other interest-earning assets	66,768	1,160	6.89	79,265	1,212	6.07

Total earning assets	47,846,308	642,116	5.33	47,154,223	449,370	3.78
Other non-interest-earning assets	231,908			191,841

Total assets	$48,078,216			$47,346,064

Interest-bearing liabilities:
Deposits	$703,771	$9,055	5.10%	$822,005	$6,811	3.29%
Consolidated obligations:[1]
Discount Notes	13,402,213	177,678	5.26	14,428,258	123,550	3.40
Bonds	31,058,245	400,562	5.12	29,142,918	269,609	3.67
Other borrowings	88,798	1,149	5.13	147,042	1,421	3.83

Total interest-bearing liabilities	45,253,027	588,444	5.16	44,540,223	401,391	3.57
Capital and other non-interest-bearing funds	2,825,189			2,805,841

Total funding	$48,078,216			$47,346,064

Net interest income and net interest spread[2]		$53,672	0.17%		$47,979	0.21%

Net interest margin[3]			0.45%			0.40%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to credit enhancement fee payments to PFIs was $613,000 and $651,000 for the quarters ended September 30, 2006 and 2005, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available for sale securities is excluded from the average balance for calculation of yield since the fair value change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 4 summarizes changes in interest income and interest expense between the third quarters of 2006 and 2005 (in thousands):
Table 4

	For the Three Months Ended
	September 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$7,280	$21,328	$28,608
Federal funds sold	1,809	18,664	20,473
Investments	13,059	18,326	31,385
Advances	(12,791)	125,537	112,746
Mortgage loans held for portfolio	(873)	459	(414)
Other assets	(191)	139	(52)

Total interest income on earning assets	8,293	184,453	192,746

Interest Expense:
Deposits	(980)	3,224	2,244
Consolidated obligations:
Discount Notes	(8,786)	62,914	54,128
Bonds	17,719	113,234	130,953
Other borrowings	(563)	291	(272)

Total interest expense on interest-bearing liabilities	7,390	179,663	187,053

Change in net interest income before provision for credit losses on mortgage loans	$903	$4,790	$5,693

[1]	Volume changes are calculated by taking (current period average balance – prior period average balance) * prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate – prior period average rate) * current period average balance.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2006 and 2005 (in thousands):
Table 5

	For the Nine Months Ended
	September 30, 2006			September 30, 2005

		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$4,892,033	$181,727	4.97%	$3,442,677	$79,120	3.07%
Federal funds sold	4,101,225	151,440	4.94	4,121,309	91,829	2.98
Investments[6]	8,367,439	323,098	5.16	7,645,629	244,587	4.28
Advances[1,7]	27,811,403	1,034,081	4.97	28,153,397	669,335	3.18
Mortgage loans held for portfolio[1,4,5]	2,406,522	91,804	5.10	2,461,162	91,800	4.99
Other interest-earning assets	68,042	3,331	6.55	82,554	3,693	5.98

Total earning assets	47,646,664	1,785,481	5.01	45,906,728	1,180,364	3.44
Other non-interest-earning assets	220,894			192,199

Total assets	$47,867,558			$46,098,927

Interest-bearing liabilities:
Deposits	$761,018	$26,819	4.71%	$825,829	$17,230	2.79%
Consolidated obligations:[1]
Discount Notes	13,337,011	484,156	4.85	13,435,315	294,335	2.93
Bonds	30,882,246	1,111,413	4.81	28,924,961	730,940	3.38
Other borrowings	96,248	3,441	4.78	119,228	3,485	3.91

Total interest-bearing liabilities	45,076,523	1,625,829	4.82	43,305,333	1,045,990	3.23
Capital and other non-interest-bearing funds	2,791,035			2,793,594

Total funding	$47,867,558			$46,098,927

Net interest income and net interest spread[2]		$159,652	0.19%		$134,374	0.21%

Net interest margin[3]			0.45%			0.39%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to credit enhancement fee payments to PFIs was $1,877,000 and $1,958,000 for the nine months ended September 30, 2006 and 2005, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available for sale securities is excluded from the average balance for calculation of yield since the fair value change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.

Table 6 summarizes changes in interest income and interest expense between the first nine months of 2006 and 2005 (in thousands):
Table 6

	For the Nine Months Ended
	September 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$33,309	$69,298	$102,607
Federal funds sold	(448)	60,059	59,611
Investments	23,091	55,420	78,511
Advances	(8,131)	372,877	364,746
Mortgage loans held for portfolio	(2,038)	2,042	4
Other assets	(649)	287	(362)

Total earning assets	45,134	559,983	605,117

Interest Expense:
Deposits	(1,352)	10,941	9,589
Consolidated obligations:
Discount Notes	(2,154)	191,975	189,821
Bonds	49,461	331,012	380,473
Other borrowings	(672)	628	(44)

Total interest-bearing liabilities	45,283	534,556	579,839

Change in net interest income before provision for credit losses on mortgage loans	$(149)	$25,427	$25,278

[1]	Volume changes are calculated by taking (current period average balance – prior period average balance) * prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate – prior period average rate) * current period average balance.
Management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 7 presents the non-GAAP impact of derivatives on gross interest income and gross interest expense, as if the FHLBank had not utilized derivatives during the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):
Table 7

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Total interest income	$642,116	$449,370	$1,785,481	$1,180,364
Impact of derivatives on interest income	(7,425)	40,151	(894)	154,976

Non-GAAP interest income excluding the impact of derivatives	634,691	489,521	1,784,587	1,335,340

Total interest expense	588,444	401,391	1,625,829	1,045,990
Impact of derivatives on interest expense	(51,607)	25,506	(106,449)	150,473

Non-GAAP interest expense excluding the impact of derivatives	536,837	426,897	1,519,380	1,196,463

Non-GAAP net interest income excluding the impact of derivatives	$97,854	$62,624	$265,207	$138,877

Net Realized and Unrealized Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is partially driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting

Standards Board (FASB) Statement No. 133, and as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net realized and unrealized gain (loss) on derivatives and hedging activities of ($19.3) million and $20.3 million for the quarters ended September 30, 2006 and 2005, respectively. Net realized and unrealized gains (losses) on derivatives and hedging activities were $8.8 million and $17.2 million for the nine months ended September 30, 2006 and 2005, respectively.
Net Gain (Loss) on Trading Securities – Historically, all of our trading securities have been related to economic hedges using derivatives. Therefore, all of the gains (losses) relating to trading securities are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. There are a number of factors that can affect the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility (volatility only affects securities with options though). Securities in this portfolio, for the most part, are long-dated fixed rate bonds and are more affected by changes in long-term interest rates (e.g., 10-year rates) than by changes in short-term interest rates. In general, as interest rates rise, the value of this portfolio will decrease, causing an unrealized loss to be recorded. Conversely, as interest rates decrease, the value of this portfolio will increase, causing an unrealized gain to be recorded. For the quarter ended September 30, 2006, the FHLBank recognized a net unrealized gain of $14.8 million on trading securities compared to a net unrealized loss of $16.5 million for the quarter ended September 30, 2005. Net unrealized losses on trading securities were $6.2 million and $16.8 million for the nine months ended September 30, 2006 and 2005, respectively.
Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2006 (in thousands):
Table 8

				CO
			Mortgage	Discount	CO	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(13,925)	$0	$9	$0	$(1,058)	$0	$(14,974)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	1,300	0	0	0	(1,881)	0	(581)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(18,921)	367	(629)	(568)	(44)	(19,795)
Economic hedges – net interest received (paid)	0	412	0	521	99	55	1,087

Subtotal	1,300	(18,509)	367	(108)	(2,350)	11	(19,289)

Net gain (loss) on trading securities	0	14,773	0	0	0	0	14,773

TOTAL	$(12,625)	$(3,736)	$376	$(108)	$(3,408)	$11	$(19,490)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2005 (in thousands):
Table 9

				Consolidated
			Mortgage	Obligation	Intermediary
	Advances	Investments	Loans	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(17,210)	$(2)	$31	$(856)	$0	$(18,037)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	708	0	0	3,752	0	4,460
Economic hedges – unrealized gain (loss) due to fair value changes	(4,197)	16,833	(344)	6,016	(62)	18,246
Economic hedges – net interest received (paid)	298	(2,899)	0	96	65	(2,440)

Subtotal	(3,191)	13,934	(344)	9,864	3	20,266

Net gain (loss) on trading securities	0	(16,548)	0	0	0	(16,548)

TOTAL	$(20,401)	$(2,616)	$(313)	$9,008	$3	$(14,319)

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2006 (in thousands):
Table 10

					Consolidated
			Mortgage	Discount	Obligation	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(41,245)	$(2)	$85	$0	$(3,153)	$0	$(44,315)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	780	0	0	0	(263)	0	517
Economic hedges – unrealized gain (loss) due to fair value changes	0	4,354	(69)	(316)	4,511	(154)	8,326
Economic hedges – net interest received (paid)	0	(1,184)	0	524	444	174	(42)

Subtotal	780	3,170	(69)	208	4,692	20	8,801

Net gain (loss) on trading securities	0	(6,153)	0	0	0	0	(6,153)

TOTAL	$(40,465)	$(2,985)	$16	$208	$1,539	$20	$(41,667)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2005 (in thousands):
Table 11

				Consolidated
			Mortgage	Obligation	Intermediary
	Advances	Investments	Loans	Bonds	Positions	Total
Amortization/accretion of hedging activities in net margin	$(51,839)	$(4)	$89	$(2,595)	$0	$(54,349)

Net realized and unrealized gain (loss) on derivative and hedging activities:
Fair value hedges	5,965	0	0	548	0	6,513
Economic hedges – unrealized gain (loss) due to fair value changes	(1,321)	17,044	(9)	5,655	(174)	21,195
Economic hedges – net interest received (paid)	1,216	(11,401)	0	(522)	194	(10,513)

Subtotal	5,860	5,643	(9)	5,681	20	17,195

Net gain (loss) on trading securities	0	(16,832)	0	0	0	(16,832)

TOTAL	$(45,979)	$(11,193)	$80	$3,086	$20	$(53,986)

Other Non-Interest Income – Included in other non-interest income are realized gains (losses) on retirement of consolidated obligation bonds. No gains (losses) on retirement of debt were recognized during the third quarter of 2006 or 2005. For the nine months ended September 30, 2006 and 2005, net realized gains (losses) on retirement of debt were ($4.7) million and $1.0 million, respectively.
Controllable Operating Expenses – Controllable operating expenses include salaries and benefits and other operating expenses. These expenses, as documented in Table 12, increased from $6.6 million for the third quarter of 2005 to $7.0 million for the third quarter of 2006. As noted in Table 12, a significant portion of the FHLBank’s operating expenses consists of salary and benefits expense. Amounts paid for salaries and benefits increased as a result of increases in the number of FHLBank staff (employees added related to the MPF Program, Securities and Exchange Commission (SEC) registration, Sarbanes-Oxley Section 404 compliance, technology/programming needs, etc.) and increasing benefit costs (primarily the defined benefit retirement plan and health care costs). With increasing regulatory and financial reporting requirements including costs related to registering the FHLBank’s Class A Common Stock with the SEC under the Exchange Act and compliance with the Sarbanes-Oxley Act of 2002, plus escalating technology/programming needs, we expect an increase in the number of employees and a corresponding increase in salary and benefit expenses for the remainder of 2006 and even beyond. The FHLBank’s occupancy costs increased as a result of its facilities expansion that was completed in mid-2006. The FHLBank expects that its occupancy costs will increase during the remainder of 2006 and beyond in order to provide space for its increasing number of employees. However, occupancy costs decreased significantly from the third quarter of 2005 to the third quarter of 2006 because of the reversal of $0.3 million in maintenance expenses accrued during previous periods. Other operating expenses increased from $4.8 million during the first nine months of 2005 to $6.4 million in the first nine months of 2006 primarily because of the first quarter 2005 reversal of $0.9 million in expenses accrued during previous periods and increased amortization of internally developed software costs in 2006. Table 12 presents operating expenses for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):

Table 12

	For the Three Months Ended			For the Nine Months Ended
	September 30,	September 30,	Percent	September 30,	September 30,	Percent
	2006	2005	Change	2006	2005	Change
Salaries and employee benefits	$4,644	$4,243	9.5%	$13,579	$12,118	12.1%
Occupancy cost	18	255	(92.9)	637	755	(15.6)
Other operating expense	2,357	2,115	11.4	6,444	4,776	34.9

Total controllable operating expenses	$7,019	$6,613	6.1%	$20,660	$17,649	17.1%

Non-controllable operating expenses include Finance Board and Office of Finance assessments, which are allocated annually by these entities to all 12 FHLBanks. FHLBank Topeka’s portion of these expenses was $0.7 million for both quarters ended September 30, 2006 and 2005. Finance Board and Office of Finance assessments paid for the nine-month periods ended September 30, 2006 and 2005 were $2.2 million and $2.1 million, respectively.
Assessments: REFCORP and AHP Expenses – REFCORP and AHP expenses are based on a percentage of net income and fluctuate accordingly. As explained in Note 8 of the financial statements, each of the 12 FHLBanks is required to pay a portion of its earnings to REFCORP. REFCORP expense for the FHLBank totaled $7.6 million and $8.1 million for the three months ended September 30, 2006 and 2005, respectively. REFCORP expense for the first nine months of 2006 and 2005 was $25.1 million and $21.6 million, respectively. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members, which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 FHLBanks as a group must annually set aside the greater of $100 million or 10 percent of the current year’s income before charges for AHP, but after the assessment for REFCORP. The required annual AHP funding is charged to earnings and an offsetting liability is established. AHP expense for the FHLBank totaled $3.5 million and $3.6 million for the three months ended September 30, 2006 and 2005, respectively. AHP expense for the first nine months of 2006 and 2005 was $11.4 million and $9.6 million, respectively.
Return on Equity – Return on equity was 6.13 percent (annualized) in the third quarter of 2006, a decrease of 35 basis points from the third quarter of 2005. This decrease reflects the 6.2 percent decline in net income, from $32.5 million in the third quarter of 2005 to $30.5 million in the third quarter of 2006. As discussed previously in “Results of Operations – Net Interest Income” in this Item 2 and reflected in Tables 3 and 4, a primary contributor to the decrease in ROE was the decrease in net income related to net realized and unrealized gain (loss) on derivatives and hedging activities.
Return on equity was 6.86 percent (annualized) for the first nine months of 2006, an increase of 90 basis points from the first nine months of 2005. As discussed previously in “Results of Operations – Net interest Income” in this Item 2 and reflected in Tables 5 and 6, the increase in interest rates is a primary contributor to the increase in ROE as the FHLBank’s yield on interest-earning assets increased from 3.44 percent during the nine months ended September 30, 2005 to 5.01 percent during the nine months ended September 30, 2006. Net income increased from $86.4 million for the nine months ended September 30, 2005 to $100.3 million for the nine months ended September 30, 2006, which represents a 16.0 percent increase. Average capital grew a modest 0.86 percent from $1.94 billion for the first nine months of 2005 to $1.96 billion for the first nine months of 2006. The slow growth in capital compared to the significant growth in net income contributed to the increase in ROE for the first nine months of 2006 over the first nine months of 2005.
Financial Condition
Overall – At September 30, 2006, the FHLBank’s assets totaled $49.9 billion, up 6.2 percent from $47.0 billion at December 31, 2005. This increase is primarily attributable to a $0.2 billion increase in interest-bearing deposits, a $2.6 billion increase in Federal funds sold, a $0.3 billion increase in held-to-maturity securities and a $0.2 billion decrease in advances. Average total assets for the nine months ending September 30, 2006 were $47.9 billion, a 3.8 percent increase from the nine-month period ending September 30, 2005. Average total assets for the three months ending September 30, 2006 were $48.1 billion, a 1.5 percent increase from the three-month period ending September 30, 2005.

At September 30, 2006, the FHLBank’s liabilities totaled $47.8 billion, up 6.2 percent from $45.0 billion at December 31, 2005. This increase is primarily attributable to a $3.1 billion increase in consolidated obligations and a $0.2 billion decrease in derivative liabilities. The growth in liabilities directly paralleled the growth in total assets.
SFAS 133 Impact on Balances – The FHLBank adopted SFAS 133 on January 1, 2001. In accordance with SFAS 133, all derivatives are marked to estimated fair value, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net estimated fair value gain or as a liability when there is a net estimated fair value loss. Assets or liabilities in hedging relationships with derivatives designated and qualifying as fair value hedges under SFAS 133 are adjusted for changes in the fair value of the hedged asset or liability that are attributable to the hedged risk resulting in fair value adjustments on the FHLBank’s statement of condition. Table 13 presents SFAS 133 fair value adjustment information for advances, mortgage loans and consolidated obligations as of September 30, 2006 and December 31, 2005 (in thousands):
Table 13

	09/30/2006	12/31/2005
Advances at pre-SFAS 133 value	$26,796,033	$26,923,169
SFAS 133 basis adjustments	88,083	163,399

Advances at carrying value	$26,884,116	$27,086,568

Mortgage loans held for portfolio at pre-SFAS 133 value	$2,387,943	$2,423,057
SFAS 133 basis adjustments	(565)	(550)

Mortgage loans held for portfolio at carrying value	$2,387,378	$2,422,507

Consolidated obligations at pre-SFAS 133 value	$46,827,138	$43,844,871
SFAS 133 basis adjustments	(437,121)	(521,492)

Consolidated obligations at carrying value	$46,390,017	$43,323,379

Advances – Outstanding advances decreased by 0.7 percent from December 31, 2005 to September 30, 2006. In 2005, several members shifted their advance activity from convertible to long-term adjustable rate advances while other members took the opportunity to extend advance maturities or increase their levels of long-term fixed rate advances for asset/liability management purposes. With long-term interest rates increasing during the first nine months of 2006, members shortened advance maturities and shifted from convertible advances to line of credit and adjustable rate callable advances. The decrease in advances was also caused by a large member repaying $2.0 billion in advances that matured on September 29, 2006. The FHLBank’s advance balances increased in the first week of October 2006 as this same large member increased its borrowings by $2.0 billion. During the first nine months of 2006, line of credit and short-term, fixed rate advances increased by $0.3 billion, adjustable rate advances increased by $0.5 billion, long-term fixed rate advances declined by $0.1 billion and convertible advances declined by $0.9 billion (see Table 14). During 2005 and the first nine months of 2006, SFAS 133 adjustments decreased due to increases in interest rates that resulted in a decreased level and value of convertible advances which are hedged by the FHLBank with derivatives.
Other than the $2.0 billion increase in advances during the first week of October 2006 mentioned above, we expect the growth rate in advances for the remainder of 2006 will be limited as members’ originations of mortgage loans held in portfolio slow because of increased mortgage rates. We also expect that members will continue to utilize excess liquidity to fund increasing loan demand before turning to the FHLBank for wholesale borrowings in the form of advances. It appears that the current economic expansion is continuing to generate increases in commercial and industrial loan demand for FHLBank members, which should result in increased advance balances at the FHLBank once any excess member liquidity has been absorbed. However, data on economic growth and activity during the third quarter of 2006 indicates a slowing in the rate of economic growth. A slower rate of economic growth during the fourth quarter of 2006 could negatively affect any potential growth in FHLBank advances to its members.

Table 14 summarizes the FHLBank’s advances outstanding by product, based on settlement date classification, as of September 30, 2006 and December 31, 2005 (in thousands):
Table 14

	09/30/2006	12/31/2005
Standard advance products:
Line of credit	$1,725,217	$1,238,240
Short-term fixed rate advances	8,805,732	8,969,744
Long-term fixed rate advances	6,704,265	6,730,817
Fixed rate callable advances	125	125
Fixed rate amortizing advances	532,020	592,125
Fixed rate callable amortizing advances	2,019	3,948
Fixed rate convertible advances	4,019,658	4,966,453
Adjustable rate advances	908,830	1,008,830
Adjustable rate callable advances	3,366,431	2,747,797
Customized advances:
Advances with embedded caps or floors	217,500	205,000
Standard housing and community development advances:
Fixed rate	324,698	325,159
Fixed rate amortizing advances	298,594	288,134
Fixed rate callable amortizing advances	131	0
Variable rate callable advances	2,300	0
Fixed rate amortizing advances funded through AHP	22	26

TOTAL PAR VALUE	$26,907,542	$27,076,398

Total advances as a percentage of total assets decreased slightly from 58 percent at December 31, 2005 to 54 percent at September 30, 2006, mostly because of the $2.0 billion advance repayment by a large member on September 30, 2006, that was mentioned previously. The percentage of total advances to total assets is expected to hold relatively steady within a range from 57 to 60 percent in future periods as any growth in the mortgage loan portfolio is accommodated on the FHLBank’s balance sheet through a reduction in money market and other short-term investments. The average yield on advances, adjusted for the impact of derivatives, was 5.35 percent for the three months ended September 30, 2006, compared to 3.58 percent for the three months ended September 30, 2005 (see Table 15 for yield on advances not adjusted for impact of derivatives). Additionally, the average yield on advances, adjusted for the impact of derivatives, was 4.97 percent and 3.18 percent for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, line of credit advances (which reprice daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 39.1 percent, adjustable rate advances (repricing daily to every three months) represented 16.7 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 15.0 percent of the total par value of outstanding advances. As of December 31, 2005, line of credit advances and short-term, fixed rate advances represented 37.7 percent, adjustable rate advances represented 14.6 percent and convertible advances represented 18.4 percent of the total par value of outstanding advances. As a result, 70.8 percent of the FHLBank’s advance portfolio as of September 30, 2006, re-prices at least every three months compared to 70.7 percent as of December 31, 2005. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The level of short-term interest rates is primarily driven by Federal Open Market Committee (FOMC) decisions on the level of its overnight Federal funds target rate, but is also influenced by the expectations of capital market participants. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
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
Table 15 presents the GAAP annualized yields on advances and the non-GAAP annualized calculated yields on advances without the impact of derivatives for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):

Table 15

	For the Three Months Ended		For the Nine Months Ended
	09/30/2006	09/30/2005	09/30/2006	09/30/2005
GAAP advance yield	5.35%	3.58%	4.97%	3.18%

GAAP advance interest income[1]	$378,756	$266,010	$1,034,081	$669,335
Amortization of SFAS 133 fair value adjustments	13,924	17,210	41,245	51,839
Net interest settlements on derivatives tied to advances	(21,260)	22,940	(42,034)	103,135

Interest income without derivative impact	$371,420	$306,160	$1,033,292	$824,309

Average advance balance	$28,062,335	$29,479,830	$27,811,403	$28,153,397
Fair value basis adjustment	(37,616)	(442,048)	(70,002)	(494,842)

Advance balance without derivative impact	$28,024,719	$29,037,782	$27,741,401	$27,658,555

Advance yield without derivative impact	5.26%	4.18%	4.98%	3.98%

[1]	Advance interest income for yield calculations includes prepayment fees on terminated advances.
The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Table 16 presents information on the FHLBank’s five largest borrowers as of September 30, 2006 and December 31, 2005 (in thousands). Table 17 presents the interest income associated with these advances for the three- and nine-month periods ended September 30, 2006 (prior to 2006, advance interest income at the member level was only available annually). If the member was not one of the top five borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances. No officer or director of any of these borrowers currently serves on the FHLBank’s board of directors.
Table 16

			September 30, 2006		December 31, 2005
				Percent		Percent
			Advance	of Total	Advance	of Total
Borrower Name	City	State	Par Value	Advances	Par Value	Advances
MidFirst Bank	Oklahoma City	OK	$5,275,800	19.6%	$5,331,600	19.7%
Capitol Federal Savings Bank	Topeka	KS	3,296,000	12.3	2,500,000	9.2
U.S. Central Federal Credit Union	Lenexa	KS	2,500,000	9.3	3,413,600	12.6
Security Life of Denver Ins.	Denver	CO	1,734,000	6.4	1,119,330	4.1
Security Benefit Life	Topeka	KS	1,194,330	4.4
Bank of the West[1]	San Francisco	CA			1,000,000	3.7

TOTAL			$14,000,130	52.0%	$13,364,530	49.3%

[1]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Table 17

			For the Three Months		For the Nine Months
			Ended September 30,		Ended September 30,
			2006		2006
				Percent		Percent
				of Total		of Total
			Advance	Advance	Advance	Advance
Borrower Name	City	State	Income	Income	Income	Income
MidFirst Bank	Oklahoma City	OK	$73,154	20.5%	$200,095	20.2%
U.S. Central Federal Credit Union	Lenexa	KS	49,308	13.8	126,979	12.8
Capitol Federal Savings Bank	Topeka	KS	37,003	10.4	110,288	11.1
Security Life of Denver Ins.	Denver	CO	23,043	6.4	51,035	5.2
Security Benefit Life	Topeka	KS	16,407	4.6	44,549	4.5

TOTAL			$198,915	55.7%	$532,946	53.8%

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the FHLBank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was essentially no growth in the MPF portfolio during 2005 and a small decrease for the first three quarters of 2006, as the FHLBank did not acquire any out-of-district mortgage loans. New loans acquired from in-district participating financial institutions (PFIs) almost exactly equaled the amount of loans paid down during 2005 and were just less than the amount of loans paid down during year-to-date 2006. The number of PFIs decreased from 138 at December 31, 2005 to 132 at September 30, 2006. The number of PFIs that delivered and sold loans increased from 121 at December 31, 2005 to 122 at September 30, 2006. We anticipate that the number of PFIs delivering and selling loans to the FHLBank will increase during 2006 and beyond as the FHLBank continues to market the MPF product to its members. The FHLBank devoted resources in 2005 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans in 2006. The FHLBank did not acquire any out-of-district mortgage loans during 2005 or the first three quarters of 2006 and is unlikely to do so during the remainder of 2006 or in 2007 unless the relative value of mortgage loans improves.
Table 18 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of September 30, 2006 and the percentage of those loans to total MPF loans outstanding at that date:
Table 18

			MPF Loan
			Balance as of	Percent of Total
PFI Name	City	State	09/30/2006	MPF Loans
La Salle National Bank, N.A.[1]	Chicago	IL	$622,825	26.1%
TierOne Bank	Lincoln	NE	493,896	20.7
Bank of the West[2]	San Francisco	CA	489,512	20.6
Sunflower Bank, NA	Salina	KS	64,718	2.7
Golden Belt Bank, FSA	Hays	KS	38,568	1.6

TOTAL			$1,709,519	71.7%

[1]	Out-of-district loans acquired from FHLBank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

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
The average yield on mortgage loans for the quarter ended September 30, 2006 was 5.05 percent compared to 4.97 percent for the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, the average yield on mortgage loans was 5.10 percent and 4.99 percent, respectively. The increase in average yield was due primarily to the increase in interest rates on mortgage loans over the periods. Also contributing to this increase was a decrease in the amortization of net premium as a result of the decline in mortgage loan prepayments associated with increasing mortgage loan interest rates. The average yield on mortgage loans is expected to remain stable or increase slightly in response to anticipated stable to marginally increasing mortgage loan interest rates during the remainder of 2006. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration and Veterans’ Administration loans) that are contractually past due 90 days or more. Table 20 presents the unpaid principal balance for conventional and government-insured mortgage loans as of September 30, 2006 and December 31, 2005 (in thousands):
Table 20

	09/30/2006	12/31/2005
Conventional mortgage loans	$2,321,056	$2,360,896
Government-insured mortgage loans	63,570	58,275

Total outstanding mortgage loans	$2,384,626	$2,419,171

Table 21 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of September 30, 2006 and December 31, 2005 (in thousands):
Table 21

	09/30/2006	12/31/2005
Performing mortgage loans	$2,379,493	$2,414,827
Non-performing mortgage loans	4,391	4,052
Mortgage loans 90 days or more past due and accruing	742	292

Total outstanding mortgage loans	$2,384,626	$2,419,171

Information regarding the interest income shortfall on non-performing loans during the nine months ended September 30, 2006 and 2005 is included in Table 22 (in thousands):
Table 22

	09/30/2006	09/30/2005
Interest contractually due during the period on non-performing mortgage loans	$128	$53
Interest income received during the period on non-performing mortgage loans	103	48

Shortfall	$25	$5

MPF Allowance for Credit Losses on Mortgage Loans: At September 30, 2006 and December 31, 2005, the FHLBank had recorded an allowance for credit losses of $850,000 and $756,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the statement of condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios. Management believes that policies and procedures are in place to manage the MPF credit risk effectively.
Table 23 details the change in the allowance for mortgage loan losses for the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):
Table 23

	For the Three Months Ended		For the Nine Months Ended
	09/30/2006	09/30/2005	09/30/2006	09/30/2005
Balance, beginning of period	$764	$618	$756	$424
Provision for mortgage loan losses	104	73	191	267
Charge-offs	(18)	0	(97)	0
Recoveries	0	0	0	0

Balance, end of period	$850	$691	$850	$691

The ratio of net recoveries (charge-offs) to average loans outstanding was less than one basis point for the three- and nine-month periods ended September 30, 2006 and 2005.
Investments – Investments increased 18.2 percent from December 31, 2005 to September 30, 2006. Investments are used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 5.31 percent during the third quarter of 2006, compared to 3.97 percent during the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, the average yield on investments was 5.05 percent and 3.65 percent, respectively. The average yield on FHLBank’s investments will continue to rise as long as short-term interest rates continue to increase, primarily because of the short-term nature of the FHLBank’s investments. However, short-term interest rates appeared to have stabilized somewhat by the end of the third quarter 2006, so the average yields on FHLBank’s investments are likely to remain relatively unchanged for future periods if that trend continues. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. Short-term investments with remaining maturities of one year or less were $13.2 billion at September 30, 2006, compared to $9.8 billion at December 31, 2005. This increase was primarily due to an increase in Federal funds sold. The larger than usual Federal funds position was the result of extra liquidity at the end of the month caused by a large member repaying $2.0 billion in advances that matured on September 29, 2006. The FHLBank’s Federal funds sold position returned to a more normal level in the first week of October 2006 as this same large member increased its borrowings by $2.0 billion and the FHLBank was able to reduce the amount of Federal funds sold. The FHLBank’s long-term investment portfolio, consisting of U.S. Treasury obligations, U.S. government agency and government sponsored enterprise (GSE) securities, mortgage-backed securities (MBS) and taxable state or local housing finance agency securities, decreased from $7.4 billion at December 31, 2005 to $7.1 billion at September 30, 2006. The U.S. agency and GSE securities (GSE securities are not guaranteed by the U.S. government) provide attractive returns, serve as excellent collateral (e.g., repurchase/resell agreements and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s agency and GSE instruments are fixed rate bonds and some are converted from fixed to variable rates using interest rate swaps. All swapped agency instruments are classified as trading securities. The change in fair values of the trading securities flow through “net gain (loss) on trading securities” at the same time as the change in fair values on the swaps flow through “net realized and unrealized gain (loss) on derivatives and hedging activities” in the statement of income. Net interest payments on these swaps also flow through “net realized and unrealized gain (loss) on derivatives and hedging activities” since the swaps do not qualify for hedge accounting treatment under SFAS 133 (i.e., these are non-SFAS 133 “economic” hedges; see “Financial Condition – Derivatives” in this Item 2 for further information).
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
Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes. If the FHLBank were to hold investments that it may sell before maturity, it would classify those investments as available-for-sale and carry them at fair value. The FHLBank currently holds securities in the available-for-sale portfolio for asset/liability management purposes. Any fixed rate securities that the FHLBank hedges with interest rate swaps are classified as trading securities so that the changes in fair values of both the swaps hedging the securities and the trading securities are recorded in other income. If variable rate securities are hedged with interest rate swaps, the FHLBank would classify the securities as available-for-sale securities, resulting in the changes in fair value of both the swaps hedging the securities and the available-for-sale securities being recorded in other comprehensive income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities when acquired. See Notes 2 through 4 in the “Notes to Financial Statements” included under Item 1 – “Financial Statements” for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of September 30, 2006 and December 31, 2005 are summarized by security type in Tables 24 and 25 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 24

September 30, 2006
			Due after one	Due after five
	Carrying	Due in one	year through	years through	Due after 10
Security Type	Value	year or less	five years	10 years	years
Interest bearing deposits:
CDs	$4,265,001	$4,265,001	$0	$0	$0
Bank notes	270,000	270,000	0	0	0
Swap cash collateral	84,030	84,030	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	4,619,056	4,619,056	0	0	0

Overnight Federal funds sold	5,816,700	5,816,700	0	0	0

Term Federal funds sold	1,263,000	1,263,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	631	631	0	0	0
FHLBank obligations	15,089	0	15,089	0	0
Fannie Mae obligations[1]	182,079	75,463	52,235	54,381	0
Freddie Mac obligations[1]	504,156	0	303,187	200,969	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	3,710	0	0	0	3,710

Total trading securities	705,665	76,094	370,511	255,350	3,710

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,885	0	101,885	0	0

Total available-for-sale securities	101,885	0	101,885	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,219,515	1,219,515	0	0	0
State or local housing agencies	248,603	0	10,355	600	237,648
Fannie Mae obligations[1]	100,057	100,057	0	0	0
Freddie Mac obligations[1]	99,868	99,868	0	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	1,019,457	0	646	2,562	1,016,249
Freddie Mac obligations[1]	1,271,667	0	0	3,949	1,267,718
Ginnie Mae obligations[2]	18,250	0	333	2,194	15,723
Other – non-government	3,807,301	0	0	0	3,807,301

Total held-to-maturity securities	7,784,718	1,419,440	11,334	9,305	6,344,639

TOTAL	$20,291,024	$13,194,290	$483,730	$264,655	$6,348,349

[1]	Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 25

December 31, 2005
			Due after one	Due after five
	Carrying	Due in one	year through	years through	Due after 10
Security Type	Value	year or less	five years	10 years	years
Interest bearing deposits:
CDs	$4,131,998	$4,131,998	$0	$0	$0
Bank notes	175,000	175,000	0	0	0
Swap cash collateral	91,700	91,700	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	4,398,723	4,398,723	0	0	0

Overnight Federal funds sold	3,179,500	3,179,500	0	0	0

Term Federal funds sold	1,325,000	1,325,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	1,836	0	1,836	0	0
FHLBank obligations	15,284	0	15,284	0	0
Fannie Mae obligations[1]	183,851	0	76,647	107,204	0
Freddie Mac obligations[1]	508,274	0	97,774	410,500	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	4,745	0	0	0	4,745

Total trading securities	713,990	0	191,541	517,704	4,745

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	102,689	0	102,689	0	0

Total available-for-sale securities	102,689	0	102,689	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	829,614	829,614	0	0	0
State or local housing agencies	308,520	0	10,355	6,045	292,120
Fannie Mae obligations[1]	150,064	49,862	100,202	0	0
Freddie Mac obligations[1]	99,656	0	99,656	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	847,488	0	1,002	3,097	843,389
Freddie Mac obligations[1]	891,590	0	0	4,911	886,679
Ginnie Mae obligations[2]	22,767	0	504	2,475	19,788
Other – non-government	4,290,310	0	0	0	4,290,310

Total held-to-maturity securities	7,440,009	879,476	211,719	16,528	6,332,286

TOTAL	$17,159,911	$9,782,699	$505,949	$534,232	$6,337,031

[1]	Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

The FHLBank’s MBS investment portfolio consists of the following categories of securities as of September 30, 2006 and December 31, 2005 (in thousands):
Table 26

	September 30, 2006		December 31, 2005
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total
Private issue residential MBS	$3,752,017	61.3%	$4,223,620	69.7%
U.S. agency residential MBS	2,313,085	37.8	1,766,590	29.2
Private issue commercial MBS	40,543	0.7	40,555	0.7
Home equity loans	13,129	0.2	23,963	0.4
Manufactured housing	1,611	0.0	2,172	0.0

TOTAL	$6,120,385	100.0%	$6,056,900	100.0%

Yield Characteristics: As of September 30, 2006 and December 31, 2005, non-MBS classified as held-to-maturity securities, available-for-sale securities and trading securities had the following yield characteristics:
Table 27

	September 30, 2006
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	5.32%	—%	6.70%
Due after one year through five years	7.15	2.36	5.17
Due after five years through 10 years	7.02	—	5.04
Due after 10 years	4.51	—	—
Table 28

	December 31, 2005
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	4.23%	—%	—%
Due after one year through five years	5.09	2.36	5.18
Due after five years through 10 years	6.25	—	5.34
Due after 10 years	4.68	—	—
As of September 30, 2006 and December 31, 2005, MBS classified as held-to-maturity securities, available-for-sale securities and trading securities had the following yield characteristics based upon actual maturities:
Table 29

	September 30, 2006
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	6.52	—	—
Due after five years through 10 years	6.09	—	—
Due after 10 years	4.95	—	6.01

Table 30

	December 31, 2005
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	6.46	—	—
Due after five years through 10 years	6.07	—	—
Due after 10 years	4.54	—	6.00
Securities Ratings: As of September 30, 2006 and December 31, 2005, the percentage of investments classified as held-to-maturity, available-for-sale or trading securities by rating were as follows:
Table 31

	Percent of Total
Investment Rating	September 30, 2006	December 31, 2005
Long-term rating:
AAA	85.0%	89.0%
AA	0.8	0.9
Short-term rating:
A-1 or higher/P-1	14.2	10.1

TOTAL	100.0%	100.0%

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term CDs. The annualized average rate paid on deposits was 5.10 percent during the third quarter of 2006 and 3.29 percent during the third quarter of 2005. For the nine months ended September 30, 2006 and 2005, the annualized average rate paid on deposits was 4.71 percent and 2.79 percent, respectively. The average rate paid on deposits increased in tandem with rising short-term interest rates during those periods. The level of short-term interest rates is primarily driven by FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits. The majority of the deposits is in overnight or demand accounts that reprice daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products, which in turn is a function of the liquidity position of FHLBank members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Total deposits were $0.7 billion at September 30, 2006, a slight decrease from $0.9 billion at December 31, 2005. A decline in the level of FHLBank deposits could occur during the remainder of 2006 if demand for loans at member institutions increases or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any lost deposits with similarly priced borrowings.
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
The FHLBank’s total consolidated obligation balances have increased steadily as funding needs for advances, mortgage loans and investments have increased. Outstanding consolidated obligations increased 7.1 percent from December 31, 2005 to September 30, 2006. The period-end balances for September 30, 2006 and December 31, 2005 include fair value adjustments [(debit) credit adjustment] related to SFAS 133 of ($437.1) million and ($521.5) million, respectively. The average annualized effective rate paid on consolidated obligations, adjusted for the impact of derivatives (see Table 32 that presents effective rate paid without impact of derivatives), was 5.16 percent and 3.58 percent for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended

September 30, 2006 and 2005, the average annualized effective rates paid on consolidated obligations were 4.82 percent and 3.24 percent, respectively. The average effective rate paid on consolidated obligations increased in response to increasing market interest rates and increased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, during the third quarter of 2006, the FHLBank shifted its investment strategy from acquiring fixed rate mortgage-backed securities (MBS)/collateralized mortgage obligations (CMO) to purchasing adjustable rate MBS/CMOs with embedded caps. The FHLBank also began purchasing interest rate caps as economic hedges to mitigate a portion of the cap risk embedded in the adjustable rate MBS/CMOs. Management expects that the net interest spread will decline somewhat during the remainder of 2006 as a result of the increased costs of consolidated obligation debt with optionality relative to the yield on fixed rate MBS/CMOs as well as the cost of caps to hedge the cap risk. See Table 3 through Table 6 under “Results of Operations – Net Interest Income” in this Item 2 for further information on the affect of increasing interest rates on the three and nine months ended September 30, 2006.
As stated previously, management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 32 presents the GAAP annualized rate on consolidated obligations and the non-GAAP annualized effective rate paid on consolidated obligations adjusted to remove the impacts of derivatives for the period ends noted (in thousands):
Table 32

	For the Three Months Ended		For the Nine Months Ended
	09/30/2006	09/30/2005	09/30/2006	09/30/2005
GAAP effective rate paid on consolidated obligations	5.16%	3.58%	4.82%	3.24%

GAAP consolidated obligation interest expense	$578,240	$393,159	$1,595,569	$1,025,275
Net interest settlements on derivatives tied to consolidated obligations	(50,550)	26,361	(103,296)	153,067
Amortization of SFAS 133 fair value adjustments	(1,058)	(856)	(3,153)	(2,595)

Interest expense without derivative impact	$526,632	$418,664	$1,489,120	$1,175,747

Average consolidated obligation balance	$44,460,458	$43,571,176	$44,219,257	$42,360,276
Fair value basis adjustment	671,098	306,476	656,303	312,085

Consolidated obligation balance without derivative impact	$45,131,556	$43,877,652	$44,875,560	$42,672,361

Effective rate paid on consolidated obligations without derivative impact	4.63%	3.79%	4.44%	3.68%

Derivatives – The FHLBank recorded derivative assets of $31.6 million and $22.0 million and derivative liabilities of $248.9 million and $413.0 million at September 30, 2006 and December 31, 2005, respectively. All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain to the FHLBank or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates fluctuate.

The notional amounts and estimated fair values by type of derivative held as of September 30, 2006 and December 31, 2005 are included in Table 33 (in thousands):
Table 33

			Fair Value
	Notional Amounts		(including net accrued interest)
	09/30/2006	12/31/2005	09/30/2006	12/31/2005
Derivatives:
Fair value hedges	$31,564,148	$29,591,727	$(221,567)	$(375,552)
Economic derivatives	5,271,601	2,776,850	4,263	(15,424)

TOTAL	$36,835,749	$32,368,577	$(217,304)	$(390,976)

The notional amount serves only as a factor in calculating periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 34 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at September 30, 2006 and December 31, 2005 are as follows (in thousands):
Table 34

	September 30, 2006		December 31, 2005
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value
Advances:
Fair value	$8,330,002	$23,154	$9,564,476	$(11,170)

Subtotal	8,330,002	23,154	9,564,476	(11,170)

Investments:
Economic	2,159,296	4,778	1,751,468	(3,762)

Subtotal	2,159,296	4,778	1,751,468	(3,762)

Mortgage loans:
Fixed rate mortgage purchase commitments	18,648	72	16,003	42

Subtotal	18,648	72	16,003	42

Discount notes:
Economic	2,360,000	(316)	0	0

Subtotal	2,360,000	(316)	0	0

Consolidated obligation bonds:
Fair value	23,234,146	(358,053)	20,027,251	(434,723)
Economic	450,000	779	675,000	(3,732)

Subtotal	23,684,146	(357,274)	20,702,251	(438,455)

Intermediary:
Economic	283,657	245	334,379	398

Subtotal	283,657	245	334,379	398

TOTAL	$36,835,749	$(329,341)	$32,368,577	$(452,947)

	09/30/2006	12/31/2005
Total derivative fair value excluding accrued interest	$(329,341)	$(452,947)
Net accrued interest receivable	112,037	61,971

NET DERIVATIVE FAIR VALUE	$(217,304)	$(390,976)

Net derivative assets balance	$31,592	$22,018
Net derivative liabilities balance	(248,896)	(412,994)

NET DERIVATIVE FAIR VALUE	$(217,304)	$(390,976)

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
The cash and short-term investment portfolio, including commercial paper, totaled $13.2 billion and $9.8 billion, as of September 30, 2006 and December 31, 2005, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market. U.S. Treasury and GSE investments totaled $1.0 billion in par value at both September 30, 2006 and December 31, 2005. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.08 percent, the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). See Tables 37 and 38 under “Liquidity and Capital Resources – Capital” in this Item 2 for the FHLBank’s compliance with its capital requirements. As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one-half its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.
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
The FHLBank implemented several strategies to help mitigate the potential intra-day liquidity risk posed by this change in PSR Policy. Most notably, the FHLBank has established funding procedures to ensure that the cash proceeds from the issuance of forward settling consolidated obligation bonds and discount notes are available to meet the FHLBank’s daily P&I obligations. The FHLBank has also executed contractual agreements with selected counterparties for the early return (before 9:30 a.m. CDT) of funds in exchange for a price concession. In addition, the FHLBank extended the maturity on some of its discount note issuances and entered into interest rate swaps to convert the cost back to an overnight funding rate (e.g., rate resets daily). This transaction replicates the cost of an overnight debt issuance but eliminates the associated potential daily funding risk. See the discussion on this topic in the FHLBank’s Form 10-Q for the quarter ended March 31, 2006, incorporated by reference herein, for further information on these strategies. The FHLBank continues to evaluate the impact of this change on its operations, but as of the date of this report the impact has been minimal.
Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital increased by 6.7 percent from December 31, 2005 to September 30, 2006. The increase in stock holding requirements related to the increase in advances during the quarter, some of which was repaid by the end of the quarter, plus net income for the quarter was offset by a $365.6 million transfer of stock to mandatorily redeemable capital stock and a $23.5 million repurchase of excess capital stock.
Table 35 presents information on member institutions holding five percent or more of outstanding regulatory capital stock at the FHLBank as of September 30, 2006 (in thousands). Of these stockholders, no officer or director currently serves on the FHLBank’s board of directors.
Table 35

					Percent
Borrower Name	Address	City	State	Par Value	of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	$285,926	14.7%
U.S. Central Credit Union	9701 Renner Blvd	Lenexa	KS	227,986	11.8
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	165,130	8.5
Security Life of Denver Ins.	1290 Broadway	Denver	CO	98,045	5.0

TOTAL				$777,087	40.0%

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

The FHLBank is subject to three capital requirements under provisions of the Gramm Leach Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement, (2) a total capital requirement and (3) a leverage capital requirement. Under the risk-based capital requirement, the

FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as retained earnings and Class B Common Stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board, at its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. The FHLBank is also required to maintain at all times total capital of at least four percent of total assets. Total capital is the sum of permanent capital, Class A Common Stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other regulatory capital (currently only Class A Common Stock for the FHLBank) weighted 1.0 times, divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements at September 30, 2006 and December 31, 2005, as demonstrated in Tables 37 and 38 (in thousands):
Table 37

	09/30/2006
	Required	Actual
Regulatory capital requirements:
Risk-based capital	$474,943	$1,552,875
Total capital-to-asset ratio	4.0%	4.2%
Total capital	$1,994,554	$2,104,456
Leverage capital ratio	5.0%	5.8%
Leverage capital	$2,493,192	$2,880,894
Table 38

	12/31/2005
	Required	Actual
Regulatory capital requirements:
Risk-based capital	$426,149	$1,429,690
Total capital-to-asset ratio	4.0%	4.2%
Total capital	$1,878,395	$1,989,966
Leverage capital ratio	5.0%	5.8%
Leverage capital	$2,347,993	$2,704,811
Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s board of directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. As provided in Finance Board Advisory Bulletin 2005-AB-07, Federal Home Loan Bank Registration with the Securities and Exchange Commission, dated August 23, 2005, beginning August 30, 2005 and until the FHLBank’s registration with the SEC was effective under section 12(g) (1) of the Exchange Act, the FHLBank could only declare a dividend after consultation with and approval by the Finance Board. Accordingly, the FHLBank’s dividends for the first and second quarters of 2006 and the third and fourth quarters of 2005 were approved by the Finance Board before being declared by the FHLBank’s board of directors. Finance Board approval of the FHLBank’s dividends is no longer required because the FHLBank’s Form 10 was updated by the filing of a Form 10-Q for the quarter ended March 31, 2006 on July 12, 2006, and its registration with the SEC became effective July 14, 2006. Dividends were paid at average annualized rates of 5.87 percent and 4.55 percent for the quarters ended September 30, 2006 and 2005, respectively.
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
FHLBank management anticipates that dividend rates on Class A Common Stock will be close to or equal to the reduced dividend parity threshold for future dividend periods and that the differential between the two classes of stock will remain approximately the same or increase marginally in future dividend periods, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s board of directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.
Table 39 presents dividends paid by type for the periods ended September 30, 2006, and 2005 (in thousands):
Table 39

	For the Three Months Ended			For the Nine Months Ended
		Dividends			Dividends
	Dividends	Paid in	Total	Dividends	Paid in	Total
	Paid in	Capital	Dividends	Paid in	Capital	Dividends
	Cash	Stock	Paid	Cash	Stock	Paid
September 30, 2006[1,2]	$91	$26,113	$26,204	$265	$73,247	$73,512
September 30, 2005[1,2]	84	21,196	21,280	254	61,890	62,144

[1]	The cash dividends listed for 2005 and 2006 represent cash dividends paid for partial shares. Stock dividends are paid in whole shares.

[2]	The FHLBank implemented SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.
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
Change in Practice for Declaring Dividends – At its June 28, 2006 meeting, the FHLBank’s board of directors adopted a new process for declaring dividends. Previously, dividends had been declared in the last month of a calendar quarter based on estimated net income for the calendar quarter and paid on the last business day of the quarter. Under the new process, dividends for a quarter will continue to be paid on the last business day of the calendar quarter but will be based on actual net income for the three completed months preceding the date of the board meeting, which will continue to occur in the last month of a calendar quarter. In order to transition to the new dividend declaration process, the third quarter 2006 dividend was based on the two completed months preceding the date of the September 2006 board meeting (i.e., actual, known net income for July and August 2006). While the dividend rates paid in the third quarter 2006 on Class A Common Stock and Class B Common Stock were based on known income from only two months versus three months in previous dividend periods, the dividend rates paid were not significantly changed from what would have been paid had the rates been based upon three months’ net income as the FHLBank utilized previously retained earnings to supplement the dividend payment. The new process did not change, however, the FHLBank’s practice of paying a quarterly dividend based on the daily average stock holdings for the entire calendar quarter on the last business day of the month. Thus, under the FHLBank’s new dividend declaration process, any dividend declared during a quarter does not include any uncertainty involved in declaring dividends based on estimated net income.

Risk Management
Proper identification, assessment and management of risks enables stakeholders to have confidence in the FHLBank’s ability to serve its members, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of the FHLBank’s operations and a key determinant of its ability to maintain earnings to meet retained earnings targets and return a reasonable dividend to its stockholders. The FHLBank maintains comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Board examiners and independent accountants subject the FHLBank’s practices to additional scrutiny, further strengthening the process.
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
The FHLBank calculates its duration each month and reports the results of the DOE calculations to its board of directors monthly and to the Finance Board as of the end of each quarter. While the FHLBank is no longer subject to the Finance Board’s DOE limitations because of the FHLBank’s implementation of its capital plan as of the close of business on September 30, 2004, the FHLBank has retained these DOE limits in its RMP. Please note, however, that the FHLBank is subject to the Finance Board’s risk-based capital requirements discussed previously.
Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions. Interest rate swaps increase the flexibility of the FHLBank’s funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost- effective if obtained in the standard GSE debt market. Finance Board regulation prohibits the speculative use of derivatives, and the FHLBank does not engage in derivatives trading for short-term profit. Because the FHLBank does not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to the FHLBank by derivative transactions is credit risk, in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force the FHLBank to replace the derivative at market price (additional information regarding credit risk management is provided in the next section).
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
The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 40.
Table 40

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2006	5.6	4.7	2.9	-0.7	-3.5
06/30/2006	5.3	4.8	3.8	0.6	-3.9
03/31/2006	5.6	5.1	3.5	-0.4	-4.5
12/31/2005	5.1	4.1	1.6	-2.2	-5.3
09/30/2005	4.3	3.2	0.9	-2.2	-4.8
The DOE for September 30, 2006 of +2.9 in the base scenario slightly exceeds management’s typical operating range of ±2.5, but is still well within the board of directors’ approved limits of ±5. The increase in DOE in the first half of 2006 was primarily caused by increasing interest rates, which has resulted in the extension of the duration of the fixed rate MBS and mortgage loan portfolios in excess of the extension in duration of the liabilities funding those portfolios. FHLBank management took limited corrective action in the second quarter 2006 by issuing additional callable, long-term, fixed-rate consolidated obligations to help offset the extension in the duration of assets and ensure that DOE remains well within the approved limits, especially in the up shock scenarios. As interest rates decreased during the third quarter 2006, so did the FHLBank’s DOE in the base scenario. The DOE in the 200 basis points down shock scenario increased because of actions taken by the FHLBank to hedge further declines in interest rates by purchasing interest rate floors in the third quarter of 2006. The 200 basis points up shock scenario also increased primarily because of the FHLBank’s purchase of variable rate CMOs with embedded caps during the third quarter 2006. Interest rate caps were purchased to mitigate some of the duration risk associated with the acquisition of variable rate CMOs with embedded caps, but not all of the embedded cap risk. Management continues to closely monitor the FHLBank’s DOE to determine if additional asset/liability actions are required. Any asset/liability actions such as entering into derivatives or issuing additional callable, long-term, fixed-rate consolidated obligations are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.
In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.2 months and 0.7 months at September 30, 2006 and December 31, 2005, respectively. The increase in duration gap during the first nine months of the year was the result of the same extension of the duration of the fixed rate MBS/CMO and mortgage loan portfolios as noted previously. All 12 FHLBanks are required to submit this number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. The FHLBank does not use this measure in any internal management process. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of the FHLBank’s interest rate risk.
Market Value of Equity: Market value of equity is the estimated net value of the FHLBank’s assets and liabilities. Calculating the sensitivity of the FHLBank’s market value of equity to changes in interest rates is another way to measure interest rate risk. Please note that market value of equity is not an indicator of the market value of the FHLBank either as a going concern or in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the board of directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous parallel shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the unchanged interest rate scenario. Table 41 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value equals or exceeds 85 percent. The decline in this ratio in the up 200 bps and up 100 bps shock scenarios from December 31, 2005 to September 30, 2006 is a function of interest rates and the extension of the duration of the fixed rate MBS and mortgage loan portfolios as previously discussed. It also reflects the acquisition of capped variable rate CMOs where the FHLBank partially offset the embedded cap risk in the CMOs with the purchase of interest rate caps. The increase in this ratio in the down 100 bps and 200 bps, shock scenarios from December 31, 2005 to September 30, 2006 is a function of increased issuance of callable, long-term, fixed-rate consolidated obligations funding the fixed rate MBS and mortgage loan portfolios and the acquisition of an interest rate floor. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.
Table 41 presents market value of equity as a percent of book value for the quarter end dates indicated.
Table 41

Market Value of Equity as a Percent of Book Value
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2006	86	91	95	96	93
06/30/2006	86	90	94	96	95
03/31/2006	85	90	94	96	93
12/31/2005	88	92	95	95	91
09/30/2005	91	94	96	96	92
Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s risk management policy. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68 (see below), can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses to assess the effectiveness of its long haul hedges. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist with criteria for hedge accounting.
Effectiveness measurements:
Highly effective hedges that use interest rate swaps as the hedging instrument and meet certain stringent criteria can qualify for shortcut fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. This is in contrast to fair value hedges designated under the long haul method, where the change in fair value of the hedged item must be measured separately from the derivative designated as the hedging instrument. In addition, hedge effectiveness testing must be performed at least quarterly for all long haul hedges and results must fall within established tolerances.
Long haul method – For hedge transactions that don’t qualify for shortcut hedge accounting, effectiveness testing is completed by the FHLBank at inception and on a monthly basis thereafter. Prior to September 30, 2006 and as disclosed in its Form 10, the FHLBank utilized the following methods to assess hedge effectiveness for long haul hedges: rolling correlation matrix, rolling regression method and the dollar-offset method.
•	Under the rolling regression method, the FHLBank models a series of 30 data points (market values) for the hedged item and the hedge instrument, using market data from the previous 30 calendar month-ends. A regression analysis is performed comparing the values of the hedged financial item and the hedge instrument. The hedge is deemed to be highly effective if: 1) the slope of the regression line is between -0.80 and -1.20, meaning that on average the change in value of the hedged financial instrument is offset by the change in value of the hedge instrument; 2) the correlation is 0.80 or higher; and 3) the calculated F statistic is 4 or higher. For new hedge transactions, the 30 data points (market values) are generated using historical market data.
•	The rolling correlation matrix methodology uses a matrix of correlation coefficients grouped by tenor (maturity dates), collected monthly, selected from a generic base of bonds for generic swapped bullet (no attached options) or callable (can be terminated by the issuer) FHLBank debt. All FHLBank bullet or callable swapped liabilities are compared to the correlation coefficients for its tenor. Linear interpolation is used to project maturities not readily available. If the correlation is 0.80 or higher, the hedge is considered to be highly effective.
•	The dollar-offset method measures the change in fair value between periods on the hedge instrument versus the change in the fair value between periods on the hedged item. Under this methodology, at inception, the FHLBank evaluates effectiveness of the hedging relationship using interest rate scenario stress testing (interest rate shock scenarios). Thereafter on a monthly basis, the FHLBank compares the change in cumulative fair value of the hedging instrument to the change in cumulative fair value of the hedged item. The amount of dollar-offset between the two items must fall into a range of between 80 percent and 120 percent in order for the hedge to be deemed highly effective.
Effective September 30, 2006, the FHLBank changed the method by which it assesses hedge effectiveness for outstanding interest rate swaps hedging fixed rate callable consolidated obligations from the rolling correlation matrix method to the rolling regression method. The change in hedge effectiveness methodology results in a consistent measurement of hedge effectiveness regardless of the type of fixed rate hedged item. It did not impact prior conclusions regarding hedge effectiveness nor is it expected to impact future conclusions as to hedge effectiveness on any of the FHLBank’s hedge relationships affected by the change. The FHLBank considers the rolling regression method to be an improved method of assessing the effectiveness of these hedging relationships. The rolling regression method and the dollar-offset method (see descriptions above) are currently the only methods used by the FHLBank to assess hedge effectiveness.
When a hedging relationship fails the effectiveness test, hedge accounting is discontinued. The FHLBank continues to mark the derivative to market on a monthly basis but no longer marks the hedged item to market. The fair value basis on the hedged item is amortized as a yield adjustment to income or expense.
Table 42 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ended September 30, 2006 (in thousands):
Table 42

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps/floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$217,500	$0	$217,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	3,065,000	0	0	3,065,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,047,502	0	0	5,047,502
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	699,296	0	0	699,296
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,460,000	0	1,460,000

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	18,648	18,648
Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	2,360,000	0	0	2,360,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Regression	4,211,000	0	0	4,211,000
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	2,750,100	0	0	2,750,100
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Regression	150,000	0	0	150,000
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	2,225,705	0	0	2,225,705
Interest rate risk associated with callable fixed rate step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	9,119,430	0	0	9,119,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,673,375	0	0	4,673,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	283,657	0	0	283,657

TOTAL			$35,139,601	$1,677,500	$18,648	$36,835,749

Table 43 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended September 30, 2006 (in thousands):
Table 43

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps/floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$462	$0	$462
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	51,054	0	0	51,054
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(28,362)	0	0	(28,362)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	147	0	0	147
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	4,631	0	4,631
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	72	72
Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	(316)	0	0	(316)
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	779	0	0	779
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Regression	(38,932)	0	0	(38,932)
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	(8,927)	0	0	(8,927)
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Regression	2,963	0	0	2,963

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	111	0	0	111
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(144,296)	0	0	(144,296)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	60,713	0	0	60,713
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(229,685)	0	0	(229,685)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	245	0	0	245

TOTAL			$(334,506)	$5,093	$72	$(329,341)

Table 44 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2005 (in thousands):
Table 44

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$205,000	$0	$205,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	3,200,500	0	0	3,200,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,158,976	0	0	6,158,976
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	701,468	0	0	701,468
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,050,000	0	1,050,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	16,003	16,003

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	675,000	0	0	675,000
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Correlation	3,631,000	0	0	3,631,000
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	925,100	0	0	925,100
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Correlation	175,000	0	0	175,000
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	1,989,760	0	0	1,989,760
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	9,264,430	0	0	9,264,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	31,050	0	0	31,050
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	3,906,375	0	0	3,906,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	334,379	0	0	334,379

TOTAL			$31,097,574	$1,255,000	$16,003	$32,368,577

Table 45 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2005 (in thousands):
Table 45

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$1,388	$0	$1,388
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	56,685	0	0	56,685
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(69,243)	0	0	(69,243)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(7,542)	0	0	(7,542)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	3,780	0	3,780
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	42	42
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	(3,732)	0	0	(3,732)
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Correlation	(51,548)	0	0	(51,548)
Interest rate risk associated with fixed rate callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	(8,725)	0	0	(8,725)
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Rolling Correlation	4,540	0	0	4,540
Interest rate risk associated with fixed rate non-callable consolidated obligations without upfront payments	Fair Value Hedge	Shortcut	(3,148)	0	0	(3,148)

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(191,495)	0	0	(191,495)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	56,934	0	0	56,934
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	16,194	0	0	16,194
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(257,475)	0	0	(257,475)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	398	0	0	398

TOTAL			$(458,157)	$5,168	$42	$(452,947)

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
Credit risk arising from AMA activities under the FHLBank’s MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the FHLBank’s first loss account (FLA) and last loss positions, (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. The FHLBank’s credit risk exposure to third-party insurers to which the FHLBank has PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the board of directors. The FHLBank performs credit analyses of third-party PMI and SMI providers on at least an annual basis.
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
The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $31.6 million and $22.0 million at September 30, 2006 and December 31, 2005, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $4.6 million and $13.6 million at September 30, 2006 and December 31, 2005, respectively. The FHLBank’s net credit exposure after collateral was approximately $27.0 million and $8.4 million at September 30, 2006 and December 31, 2005, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2006, is indicated in Table 46 (in thousands):
Table 46

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$459	$26,565	$0	$4,568	$31,592
Collateral held	0	0	0	4,568	4,568

Net exposure after collateral	$459	$26,565	$0	$0	$27,024

Notional amount	$1,288,194	$22,814,274	$12,572,804	$160,477	$36,835,749

[1]	Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2005, is indicated in Table 47 (in thousands):
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
Table 48 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2006:
Table 48

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral
Credit Suisse International	AA-	29.8	34.8
ABN-AMRO Bank NV	AA-	25.0	29.2
Barclays Bank PLC	AA	13.5	15.8
Royal Bank of Canada	AA-	11.4	13.4
Royal Bank of Scotland PLC	AA	4.4	5.1
All other counterparties		15.9	1.7
Table 49 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2005:
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
Table 50 summarizes the FHLBank’s compliance with the Finance Board’s regulatory requirements and the FHLBank’s RMP requirements as of a recently available weekly computation dated October 31, 2006 (in thousands):
Table 50

October 31, 2006
Sources of Contingency Liquidity:
Marketable securities with a maturity less than one year	$6,959,902
Self liquidating assets with a maturity of 7 days or less	11,347,250
Securities available for repurchase agreements	3,464,622

Total Sources	21,771,774

Uses of Contingency Liquidity:
20 percent of deposits	147,731
100 percent of consolidated obligations and other borrowings maturing in one week	4,406,786
Less 100 percent of consolidated obligations settling in one week	(255,000)

Total Uses	4,299,517

EXCESS CONTINGENCY LIQUIDITY	$17,472,257

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

Table 51

S&P Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0
If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aaa-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at September 30, 2006 and December 31, 2005 was in the form of cash.
The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB/Baa), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of September 30, 2006 and December 31, 2005, the FHLBank had 23 and 22 SBPAs that covered $769.5 million and $764.9 million in outstanding principal plus interest, respectively.
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
The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 2 – “Financial Information – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Form 10, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the three or nine months ended September 30, 2006.
Recently Issued Accounting Standards
Issuance of SFAS 157: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (herein referred to as SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. Early adoption is permitted. The FHLBank is currently assessing the impact that adoption of this statement will have on its financial condition, results of operations and cash flows.

Issuance of SFAS 158: In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (herein referred to as SFAS 158). SFAS 158 requires that an employer recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of condition. Accounting under SFAS 158 will place unrecognized gains and losses, prior service cost and credits and transition assets or obligations in accumulated other comprehensive income. In addition, SFAS 158 requires the plan assets and obligations to be measured as of the fiscal year-end. SFAS 158 is effective for companies that have publicly traded equity securities for fiscal years ending after December 15, 2006. Companies that do not have publicly traded equity securities are required to make disclosures of the provisions of the statement, the date adoption is required and the date the employer plans to adopt the recognition provisions of the statement if electing to early adopt for fiscal years ending after December 15, 2006 and before June 16, 2007. The companies without publicly traded equity will then be required to follow the same accounting and disclosures as the companies with publicly traded equity for fiscal years ending after December 15, 2008. The FHLBank plans to adopt the provisions of this statement according to the timelines for companies that have publicly traded equity. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
Issuance of SAB 108: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (herein referred to as SAB 108). SAB 108 addresses how to consider the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, which can be accomplished by quantifying an error under both the rollover and the iron curtain approaches and by evaluating the error measured under each approach. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006 (December 31, 2006 for the FHLBank), with early adoption permitted. The FHLBank does not expect the adoption of this statement to have an impact on its financial condition, results of operations or cash flows.
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
Management of the FHLBank has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as of the end of the quarterly period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the FHLBank’s disclosure controls and procedures were not effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report. This determination is a result of the material weaknesses that management initially identified in the second quarter of 2004 (in the course of preparing for registration of its equity securities with the SEC under the Exchange Act) that led to the restatement of financial information related to the accounting for derivatives and the classification of certain cash flows as discussed in our Form 10. See Item 2 – “Financial Information – Restatement of Previously Issued Financial Statements” in the Form 10, incorporated by reference herein, for a complete discussion of the material weakness determination. Actions that have been taken to address these material weaknesses are described below in Item 4 “Controls and Procedures – Internal Control over Financial Reporting” of this quarterly report. The FHLBank is in the process of remediating the material weaknesses identified.
Internal Control over Financial Reporting. Except for our remediation efforts that are related to the material weaknesses previously identified and discussed above, there were no changes in our internal control over financial reporting that have materially affected, or are reasonable likely to affect, our internal control over financial reporting for the quarter ended September 30, 2006. We have begun our remediation efforts, including the development of accounting policies related to both SFAS 133 and the preparation and review of our statements of cash flows. SFAS 133 training was completed in October 2006 for our employees who transact and account for derivatives. Also, we have hired or are in the process of hiring additional employees to be responsible for our accounting and financial reporting processes. These staffing additions, training efforts and changes in internal controls over financial reporting are in response to the material weaknesses identified.
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

Federal Home Loan Bank of Topeka

Date: November 13, 2006	By:	/s/ Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer