Form 10-K
period 2006-12-31
Federal Home Loan Bank of Topeka
filed 2007-03-30
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52004
FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation	48-0561319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Security Benefit Pl. Suite 100
Topeka, KS	66606
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 785.233.0507
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $100 per share par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerate filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     ☐ Large accelerated filer       ☐ Accelerated filer       ☒ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of 03/20/2007

Class A Stock, par value $100	6,041,777
Class B Stock, par value $100	12,122,705
     Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s Capital Plan as well as certain statutory and regulatory requirements.
     Documents incorporated by reference: None

FEDERAL HOME LOAN BANK OF TOPEKA

Important Notice about Information in this Annual Report
In this annual report, unless the context suggests otherwise, references to the “FHLBank,” “FHLBank Topeka,” “we,” “us” and “our” mean the Federal Home Loan Bank of Topeka, and “FHLBanks” mean the 12 Federal Home Loan Banks, including the FHLBank Topeka.
The information contained in this annual report is accurate only as of the date of this annual report and as of the dates specified herein.
The product and service names used in this annual report are the property of the FHLBank, and in some cases, the other FHLBanks. Where the context suggests otherwise, the products, services and company names mentioned in this annual report are the property of their respective owners.
Special Cautionary Notice Regarding Forward-looking Statements
The information included or incorporated by reference in this annual report on Form 10-K contains certain forward looking statements with respect to our financial condition, results of operations, plans, objectives, projections, estimates, predictions, future financial performance and ongoing business, including without limitation: statements that are not historical in nature, or statements preceded by, followed by or that include words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions. The FHLBank cautions that, by their nature, forward looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions and actual results may differ materially from those expressed, contemplated or implied by the forward looking statements or could affect the extent to which a certain plan, objective, projection, estimate or prediction is realized.
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

•
Changes in domestic and foreign investor demand for consolidated obligations of the 12 FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;

•	Timing and volume of market activity;
•	Ability to introduce new FHLBank products and services, and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
•	Risks related to the operations of the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;
•	Risk of loss arising from litigation filed against the FHLBank; and
•	Inflation/deflation.

[1]	“Mortgage Partnership Finance,” “MPF” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

For additional information regarding these and other risks, see Item 1A – “Risk Factors.”
Any forward-looking statements made or incorporated by reference in this annual report on Form 10-K or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
PART I
Item 1: Business
General
One of 12 FHLBanks, the FHLBank Topeka is a federally chartered corporation organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act), and meets the federal statutory definition of a government-sponsored enterprise (GSE). The FHLBank’s public purpose is to promote housing, jobs and general prosperity by offering products and services that help members and certain qualifying non-members (housing associates) provide affordable credit in their communities. The FHLBank serves its public purpose by providing products and services that enhance the ability of members and housing associates to meet the need for affordable credit in their markets. The FHLBank is a cooperative owned by its members and, with certain exceptions, is limited to providing products and services only to those members. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The FHLBank is exempt from federal, state and local taxation except real property taxes. The FHLBank does not have any wholly- or partially-owned subsidiaries, and the FHLBank does not have an equity position in any partnerships, corporations or off-balance sheet special purpose entities.
The FHLBank is supervised and regulated by the Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government. The Finance Board is responsible for ensuring that the FHLBank carries out its housing finance mission, remains adequately capitalized and able to raise funds in the capital markets and operates in a safe and sound manner. The Finance Board establishes regulations governing the operations of the FHLBank.
All federally insured depository institutions and insurance companies whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to become members of the FHLBank Topeka. Except for community financial institutions (CFIs), applicants for membership must meet certain tests that demonstrate they are engaged in residential housing finance. For 2006, CFIs are defined as FDIC-insured depository institutions with average total assets over the preceding three-year period of $587 million or less.
Members of the FHLBank are required to purchase capital stock in the FHLBank as a condition of membership and only members are permitted to purchase capital stock. All FHLBank capital stock transactions are governed by its capital plan, which was adopted by its board of directors on April 9, 2004, approved by the Finance Board on April 14, 2004 and implemented by the FHLBank on September 30, 2004. All capital plans of the FHLBanks are developed under, subject to and operate within certain regulatory and statutory requirements.
Member institutions own nearly all of the outstanding capital stock of the FHLBank and may receive dividends on that stock. Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investment in FHLBank capital stock until the underlying transactions mature or are paid off. As provided in the FHLBank’s capital plan, all members must own capital stock in the FHLBank based on the amount of their total respective assets. Each member may also be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and acquired member assets (AMA). As a result of these stock purchase requirements, the FHLBank conducts business with related persons in the normal course of its business. For disclosure purposes, the FHLBank includes in its definition of a related person any member institution (or successor) of the FHLBank that is known to be the beneficial owner of more than 5 percent of any class of FHLBank voting securities and any person who is, or at any time since the beginning of the FHLBank’s last fiscal year was, a director, advisory board consultant or executive officer of the FHLBank, among others. For an illustration of the FHLBank’s activity with members known to beneficially own more than 5 percent of the FHLBank’s total outstanding Class A and Class B capital stock, whether held in the form of Class A or Class B capital stock, or both, and with members having an officer or director serving on the FHLBank’s board of directors, see Tables 83 and 84 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The FHLBank’s primary business activities are providing collateralized loans, known as advances, to its members and housing associates, and acquiring conventional conforming and government-guaranteed, fixed rate, residential mortgage loans from or through a variety of its members that elect to participate in the MPF Program. Under Finance Board regulations, both mortgage loans purchased through the MPF Program and bonds purchased from state housing finance authorities (HFA) are referred to as AMA. The Bank Act and regulations of the Finance Board specify general categories of collateral that are eligible to secure all FHLBank credit obligations (advances, letters of credit, MPF Program credit enhancement obligations, and exposure by the FHLBank under derivative contracts). The FHLBank also provides members and housing associates with certain correspondent services, such as safekeeping, wire transfers and cash management, as well as technical expertise in the asset/liability and risk management areas.
The FHLBank’s primary funding source is consolidated obligations issued exclusively through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Under Section 11(a) of the Bank Act, no FHLBank is permitted to issue individual debt unless it has received approval from the Finance Board. On April 18, 2006 in Finance Board Resolution Number 2006-06, the Finance Board authorized the Federal Home Loan Bank of Chicago (FHLBank of Chicago) to issue $1 billion in subordinated debt for which it would be the sole obligor. As of the date of this filing, the FHLBank of Chicago had $1.0 billion of 10-year subordinated notes outstanding. The capital markets have traditionally considered the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have traditionally had ready access to funding at relatively favorable spreads to U.S. Treasuries. The FHLBank’s ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, allows the FHLBank to manage its balance sheet effectively and efficiently.
Additional funds are provided by deposits, other borrowings and the issuance of capital stock. Deposits are received from both member and non-member financial institutions and federal instrumentalities. Both the FHLBank itself and FHLBank consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AAA/A-1+ by Standard & Poor’s (S&P) based in part on the FHLBank’s relationship with the U. S. government. However, consolidated obligations jointly issued by the FHLBanks as well as deposits or other indebtedness of the FHLBank are not obligations of, nor guaranteed by, the U.S. government.
Business Segments
As noted above, the FHLBank offers a number of products and services to its members. These products and services include a range of traditional member finance products and services such as advance programs, deposit programs, wire transfer and safekeeping services, housing and community development programs (both federally mandated and voluntary), issuance of standby letters of credit for the benefit of members, and the MPF Program. The FHLBank currently does not segregate its operations by segments.
The FHLBank’s primary business activities are: (1) providing collateralized loans (advances) to its members and housing associates; and (2) acquiring conventional conforming and government-guaranteed, fixed rate, residential mortgage loans from or through a variety of its members that elect to participate in the MPF Program. Of these two business activities, the advance business represents the predominant portion of the FHLBank’s business activities. We view the MPF Program as a value-added opportunity for our members and the communities they serve, increasing the availability of fixed rate mortgages in the marketplace and increasing competition in the secondary mortgage market. We are strongly committed to the MPF Program and intend to continue to market it across our customer base. However, we expect the dominant portion of our operations to remain the advance business.
Resource allocation to the FHLBank’s MPF Program is determined in much the same way as for all other FHLBank products and services. This is primarily determined through a risk-based approach that endeavors to ensure that risks are appropriately managed through the allocation of human and other resources. As of December 31, 2006, the FHLBank employed 167 employees with 6 of those employees working in jobs directly related to the MPF Program. Other FHLBank employees are also involved in the MPF Program in varying degrees, including sales, collateral, funding/hedging, accounting, information technology, human resources, financial modeling, legal and administrative/executive staff. However, the distinct nature of the assets generated under the MPF Program in contrast to assets generated through our traditional advance product offerings necessitates different funding needs and interest rate risk management. The FHLBank tracks the MPF assets and associated funding for the purpose of financial risk analysis daily and for the purpose of determining interest yield on the assets (end of month only), but currently does not conduct any measure of cost accounting to determine a full costing of the MPF Program at the FHLBank. As a result, we do not anticipate that any future growth of the MPF Program will significantly affect our current process for allocating resources to or determining profitability of the MPF Program, except from interest rate risk management and net interest spread perspectives.
The MPF Program represented 4.5 and 5.2 percent of total assets as of December 31, 2006 and 2005, respectively and 5.0 and 7.1 percent of total interest income for 2006 and 2005, respectively. The decrease in the percentage of total interest income generated from the MPF portfolio from 2005 to 2006 is due primarily to the increase in interest income derived from advances and investments in 2006 (see Table 55, Rate and Volume Analysis, under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Review – Results of Operations” for further information on the increase in interest income derived from advances and investments). We will closely monitor our financial position and results of operations to determine when segment reporting would be required in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.
Advances
The FHLBank makes advances to members and housing associates based on the security of residential mortgages and other eligible collateral pledged (as described later in this section). While the FHLBank does not restrict the purpose for which advances may be used (other than indirectly through limitations on eligible collateral), members and housing associates generally utilize advances for the following purposes:
•	Providing funding for 1-4 family residential mortgages held in portfolio, including both conforming and nonconforming mortgages;
•	Providing temporary funding during the origination, packaging and sale of mortgages into the secondary market;
•	Providing funding for multifamily residential mortgages, commercial loans, and especially with respect to CFIs, funding for small business, small farm and small agri-business loans held in portfolio;
•
Assisting with asset/liability management by matching the maturity and/or prepayment characteristics of mortgage loans and mortgage securities or adjusting the sensitivity to interest rate changes of a member’s balance sheet; and

•	Providing a cost-effective alternative to holding short-term investments to meet both operating and contingent liquidity needs.
The list of standard advance products offered by the FHLBank includes line of credit, short-term fixed rate, regular fixed rate, adjustable rate, callable fixed or adjustable rate, amortizing fixed rate and convertible advances. Following are brief descriptions of the FHLBank’s standard advance product offerings:
•	The line of credit product is a variable rate, non-amortizing, prepayable, revolving line advance that provides an alternative to the purchase of Federal funds or repurchase agreement borrowings;
•	Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from three to 93 days;
•	Regular fixed rate advances are non-amortizing loans, prepayable with a fee, with terms to maturity from 94 days to 180 months;
•
Adjustable rate advances are non-amortizing loans, which are: (1) prepayable with a fee on interest rate reset dates, if the interest rate is tied to any one of a number of standard indices including the London Interbank Offered Rate (LIBOR), Treasury bills, Federal funds, or Prime; or (2) prepayable without fee if the interest rate is tied to one of the FHLBank’s short-term fixed rate advance products;

•	Callable advances can have a fixed or adjustable rate of interest for the term of the advance and contain an option(s) that allows for the prepayment of the advance without a fee on specified dates;
•	Amortizing advances are fixed rate loans, prepayable with fee, that contain a set of predetermined principal payments to be made during the life of the advance; and
•
Convertible advances are non-amortizing, fixed rate loans that contain an option(s) that allows the FHLBank to convert the fixed rate advance to a prepayable, adjustable rate advance that re-prices monthly based upon the FHLBank’s one-month short-term, fixed rate advance product. Once the FHLBank exercises its option to convert the advance, it can be prepaid without fee on the initial conversion date or on any interest rate reset date thereafter.

At the request of a member, the FHLBank may create customized advances for the member. Customized advances that have been created by the FHLBank include advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Note 15 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 62 through 65 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

The FHLBank also offers a variety of specialized advance products to address housing and community development needs. The products include advances priced at the FHLBank’s cost of funds plus reasonable administrative expenses, as well as advances priced at the FHLBank’s cost of funds. The advance products address needs for low-cost funding to create affordable rental and homeownership opportunities, and for commercial and economic development activities, including those that benefit low- and moderate-income neighborhoods. Refer to Item 1 – “Business – Other Mission-related Activities” for more details.
Table 1 summarizes the FHLBank’s advances outstanding by product as of December 31, 2006 and 2005 (in thousands):
Table 1

12/31/2006	12/31/2005

Standard advance products:
Line of credit	$1,196,241	$1,238,240
Short-term fixed rate advances	10,944,904	8,969,744
Regular fixed rate advances	6,470,905	6,730,817
Fixed rate callable advances	125	125
Fixed rate amortizing advances	521,289	592,125
Fixed rate callable amortizing advances	2,140	3,948
Fixed rate convertible advances	3,996,241	4,966,453
Adjustable rate advances	715,305	1,008,830
Adjustable rate callable advances	3,765,216	2,747,797
Customized advances:
Advances with embedded caps or floors	217,500	205,000
Standard housing and community development advances:
Regular fixed rate	319,207	325,159
Fixed rate amortizing advances	302,484	288,134
Fixed rate callable amortizing advances	131	0
Adjustable rate callable advances	14,300	0
Fixed rate amortizing advances funded through AHP	22	26

TOTAL PAR VALUE	$28,466,010	$27,076,398

In addition to members, the FHLBank is permitted under the Bank Act to make advances to certain non-members (housing associates). To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of some governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates that are state HFAs must provide evidence, such as a copy of, or citation to, the statutes and/or regulations describing their structures and responsibilities in addition to meeting the above requirements. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state HFA.
The Bank Act, as amended by the Gramm-Leach-Bliley Act (GLB Act), requires each FHLBank, at the time it originates an advance, to obtain and maintain a security interest in collateral eligible in one or more of the following categories:
•	Fully disbursed, whole first mortgages on 1-4 family residential property (not more than 90 days delinquent) or securities representing a whole interest in such mortgages;
•
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage GSEs (including, without limitation, MBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae);

•	Cash or deposits in an FHLBank;
•	Other real estate-related collateral acceptable to the FHLBank, provided such collateral has a readily ascertainable market value and the FHLBank can perfect a security interest in such property; or
•
In the case of any CFI, which is defined as an FDIC-insured institution with assets of $587 million or less for the three-year period ending 2006, secured loans to small business, small farm and small agri-business or securities representing a whole interest in such secured loans.

The FHLBank retains the right to require additional collateral at any time (whether or not such additional collateral would be eligible to originate an advance) or substitutions of collateral by the member or housing associate. As additional security for a member’s indebtedness, the FHLBank has a statutory lien upon that member’s FHLBank stock.
The Bank Act affords any security interest granted to the FHLBank by any member of the FHLBank, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, the claims of the FHLBank are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide the FHLBank a blanket lien covering substantially all of the member institution’s assets and consent for the FHLBank to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, the FHLBank normally does not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. The FHLBank takes control of all securities collateral through delivery of the securities to the FHLBank or an FHLBank-approved, third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), the FHLBank takes control of all collateral. In the event that the financial condition of a blanket lien member warrants, the FHLBank will take control of sufficient eligible collateral to perfect the institution’s indebtedness to the FHLBank.
The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Tables 2 and 3 present information on the FHLBank’s five largest borrowers as of December 31, 2006 and December 31, 2005, respectively (in thousands). The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances.
Table 2

Percent of
				Percent of		Total
			Advance Par	Total	2006	FHLBank
			Value as of	FHLBank	Advance	Advance
Borrower Name	City	State	12/31/2006	Advances	Income	Income

MidFirst Bank	Oklahoma City	OK	$5,696,400	20.0%	$271,288	20.1%
U.S. Central Federal Credit Union	Lenexa	KS	4,000,000	14.1	183,481	13.6
Capitol Federal Savings Bank	Topeka	KS	3,296,000	11.5	147,974	11.0
Security Life of Denver Ins. Co.	Denver	CO	2,334,000	8.2	77,547	5.7
Security Benefit Life Insurance	Topeka	KS	1,269,330	4.5	61,152	4.5

TOTAL			$16,595,730	58.3%	$741,442	54.9%

Table 3

Percent of
				Percent of		Total
			Advance Par	Total	2005	FHLBank
			Value as of	FHLBank	Advance	Advance
Borrower Name	City	State	12/31/2005	Advances	Income	Income

MidFirst Bank	Oklahoma City	OK	$5,331,600	19.7%	$160,130	15.0%
Capitol Federal Savings Bank	Topeka	KS	3,413,600	12.6	153,414	14.3
U.S. Central Federal Credit Union	Lenexa	KS	2,500,000	9.2	85,522	8.0
Security Benefit Life Insurance	Topeka	KS	1,119,330	4.2	33,521	3.1
Bank of the West[1]	San Francisco	CA	1,000,000	3.7	110,681	10.3

TOTAL			$13,364,530	49.4%	$543,268	50.7%

[1]
Commercial Federal Bank, FSB was acquired by Bank of the West, headquartered in San Francisco, California on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Investments
The FHLBank maintains a portfolio of investments for liquidity purposes and to fully invest its capital. Increased investment income enhances the FHLBank’s commitment to affordable housing and community investment, covers operating expenses and contributes to the FHLBank’s ability to meet its Resolution Funding Corporation (REFCorp) obligation. To ensure the availability of funds to meet advance demand and MPF mortgage loan purchases from its members, the FHLBank maintains a portfolio of short-term loans to and investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit (CDs) and commercial paper. The FHLBank maintains a longer-term investment portfolio, which includes securities issued by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not guaranteed by the U.S. government) or privately issued MBS that carry the highest ratings from Moody’s, Fitch or S&P. The long-term investment portfolio provides the FHLBank with higher returns than those available in the short-term money markets.
Under Finance Board regulations, the FHLBank is prohibited from investing in certain types of securities including:
•
Instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	Instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks;
•	Non-investment-grade debt instruments other than certain investments targeted to low-income persons or communities, and instruments that were downgraded after purchase by the FHLBank;
•
Whole mortgages or other whole loans other than: (1) those acquired under the FHLBank’s MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally-Recognized Statistical Rating Organization (NRSRO); (4) MBS or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the Bank Act; and

•	Non-U.S. dollar denominated securities.
The Finance Board’s Financial Management Policy (FMP), which has been partially but not fully superseded by Finance Board regulations, further limits the FHLBank’s investment in MBS and asset-backed securities. One provision of the FMP requires that the total book value of MBS owned by the FHLBank not exceed 300 percent of the FHLBank’s previous month-end total regulatory capital on the day it purchases the securities. The definition of total regulatory capital for the MBS limitation includes mandatorily redeemable capital stock, which is reclassified as a liability under generally accepted accounting principles (GAAP) in the United States of America, but excludes other comprehensive income. In addition, the FHLBank is prohibited under the FMP from purchasing:
•	Interest-only or principal-only stripped MBS, collateralized mortgage obligations (CMOs), real estate mortgage investment conduits (REMICs) and eligible asset-backed securities (ABS);
•	Residual-interest or interest-accrual classes of CMOs, REMICs and eligible ABS; and
•
Fixed rate MBS, CMOs, REMICs and eligible ABS, or floating rate MBS, CMOs, REMICs and eligible ABS that on the trade date are at rates equal to their contractual cap or that have average lives, which vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

Mortgage Loans Held for Portfolio
The FHLBank offers to purchase or fund various mortgage products from or through its members under the MPF Program. The MPF Program is a core mission-related activity. In 1996, the FHLBank of Chicago requested the Finance Board approve the MPF pilot program which would permit FHLBank of Chicago to fund 1-4 family fixed rate residential mortgage loans originated or purchased by member institutions that are members of any Federal Home Loan Bank. The Finance Board initially approved the pilot program on December 23, 1996 after concluding that it met all the requirements of a mission-related activity. Following separate approval by the Finance Board, FHLBank Topeka entered into an Investment and Services Agreement with the FHLBank of Chicago on May 2, 2000 to participate in the MPF Program.
Under the MPF Program, the FHLBank invests in qualifying five- to 30-year conventional conforming and Government (i.e., Federal Housing Administration (FHA)-insured and Department of Veterans Affairs (VA)-guaranteed) fixed rate mortgage loans on 1-4 family residential properties. MPF mortgage loans are funded by the FHLBank through, or purchased directly from, its participating members. The FHLBank manages the liquidity, interest rate and options risk of the loans. Dependent upon the member’s preference, the servicing rights can be retained or sold to an MPF-approved servicer. Subsequent to any private mortgage insurance (PMI), the FHLBank and the member share in the credit risk of the loans with the FHLBank assuming the first layer of loss coverage as defined by the First Loss Account (FLA). Other than what it receives in the form of principal and interest payments through its ownership of the mortgage loans, the FHLBank receives no direct compensation in any form from the participating members for retaining the first loss responsibility on the mortgage loans it purchases from or originates through the participating members. The member assumes mortgage loan losses in excess of the FLA up to the amount of the credit enhancement obligation (CE obligation) as specified in a master commitment agreement for each pool of mortgage loans purchased from the member. Any losses in excess of the FLA and the CE obligation will be the responsibility of the FHLBank. All loss allocations among members and the FHLBank are based upon specific pools of loans covered by each master commitment agreement between the FHLBank and the participating member. Members’ CE obligations must be fully collateralized with assets considered acceptable by FHLBank policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.
The MPF Program incorporates the following broad underwriting and eligibility guidelines with respect to MPF loans:
•
Loans must be conforming loan size, which is established annually by the Office of Federal Housing Enterprise Oversight (OFHEO), as required by the AMA Regulation and may not exceed the loan limits set each year by OFHEO for the other housing GSEs (e.g., Fannie Mae and Freddie Mac);

•	Loans must be fixed rate, fully-amortizing loans with terms from 5 to 30 years (5 to 30 years for service retained loans and 10 to 30 years for service released loans);
•	Loans are required to be secured by first liens on residential owner-occupied primary 1-4 family residences and second homes (primary residences may be up to four units);
•
Condominium, planned unit development and manufactured homes are acceptable property types as are mortgages on leasehold estates (although manufactured homes must be on land owned in fee simple by the borrower);

•
A maximum loan-to-value ratio (LTV) of 95 percent is permitted, except for FHLBank approved AHP mortgage loans which may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value to the total amount of all mortgages outstanding against a property) and Government MPF Loans which may not exceed the LTV limits established by the FHA and VA;

•
For each conventional mortgage which has a LTV of more than 80 percent, standard mortgage insurance issued by an MPF-approved mortgage insurer with no lower than a “AA–” rated claims paying ability assigned by S&P is required;

•	Borrowers must be of legal age and capacity to contract for a mortgage;
•
Only current production loans (no more than five payments made by the borrower for servicing retained loans or 10 days or less from the closing date for servicing released loans) are eligible. The Seasoned Loan Pilot Program allows loans to be sold within 12 months of closing, subject to additional requirements. The Seasoned Loan Pilot Program is limited to $50 million. The FHLBank expects to institute a permanent seasoned loan program in 2007;

•	Eligible loan purposes include purchase transactions, cash-out refinances and no-cash-out refinances;
•	Credit reports are required with at least two credit scores for each borrower; for borrowers with no credit score, alternative verification of credit is permitted;
•
Housing expense should be no greater than 33 percent of gross monthly income and total debt, when including the housing expense, should be no greater than 38 percent of gross monthly income (higher qualifying ratios may be appropriate in some cases);

•	Income and other sources of funds, if applicable, must be verified;
•	Complete and customary independent property appraisals are required to determine the fair market value of each property;
•	Customary property or hazard insurance, and flood insurance, if applicable, must be obtained from insurers acceptably rated as detailed in the MPF Origination Guide;
•
Title insurance or, in those areas where title insurance is not customary, an attorney’s opinion of title must be provided to assure the first lien and clear title status of each mortgage. Title insurance is to be provided by an acceptably rated title insurance company as provided in the MPF Guides. Title insurance must be for at least the original principal balance of the MPF loan and on the most current American Land Title Company policy form with applicable endorsements;

•	The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac uniform instruments;
•	Loans that cannot be rated by a rating agency are not eligible for delivery under the MPF Program; and
•
Loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws are not eligible.

A participating member is referred to as a Participating Financial Institution (PFI). Each PFI deals directly with the FHLBank in offering individual or pools of eligible mortgage loans for sale to or funding through the FHLBank under the MPF Program. The FHLBank in turn may purchase or fund some or all of the eligible loans and may offer participations in these mortgage loans to other MPF FHLBanks. The FHLBank did not sell any participation interests in MPF loans to any other FHLBank for the three-year period ended December 31, 2006. Securitized loan pools are not acceptable mortgage assets under the MPF Program. Every PFI provides a measure of credit-loss protection to the FHLBank on mortgage loans generated by the PFI through the program. In return, the PFI receives a credit enhancement fee (CE fee), which is paid to the PFI monthly based upon the unpaid principal balance of MPF loans outstanding. The credit risk of the mortgage loans is managed by distributing potential credit losses into certain layers and allocating that risk between the FHLBank and the PFI.
Under the MPF Program, the first layer of potential credit loss is absorbed by the borrower’s equity in the real estate securing the loan. As is customary for conventional mortgage loans, PMI is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the borrower’s equity layer, including any PMI, are absorbed by the FHLBank up to the FLA predefined limit for each pool of mortgages covered by a master commitment agreement. If losses beyond the FLA layer are incurred for a pool, they are absorbed by the PFI through the CE obligation for that pool provided by the PFI that sold the mortgage loan to the FHLBank. The CE obligation provided by the PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the PFI receives monthly CE fees from the FHLBank. The size of each PFI’s CE obligation for a master commitment agreement is calculated on the pool of mortgage loans sold into the MPF Program by the PFI in such a way that the FHLBank is in a position equivalent to that of an investor in an AA-rated MBS. The CE obligations of the PFI and the CE fees paid by the FHLBank are integral parts of the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. The actual loss allocation between each PFI and the FHLBank is based upon the specific pool of mortgage loans covered by each master commitment agreement between the FHLBank and the PFI.
Since the inception of the MPF Program, the FHLBank has incurred only de minimis losses on MPF loans that have been acquired under the program. Credit losses under the FLA are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss, and how the components of the loss are recognized. Under the FLA, a credit loss is the difference between the recorded loan value and the total proceeds received from the sale of an MPF loan after paying the expenses connected with its sale, and is recognized upon sale of the mortgaged property. For financial reporting purposes, when an MPF loan is deemed a loss loan, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Other Real Estate Owned (OREO) expenses in the current period.
A PFI can take advantage of the MPF Program either by selling previously closed loans to the FHLBank or by providing loans on a flow basis. A flow basis loan is also referred to as a “table funded loan,” which means that the PFI uses the FHLBank’s funds to make the mortgage loan to the borrower; the PFI closes the loan “as agent” for the FHLBank and never owns the loan. A variety of MPF products have been developed to meet the differing needs of the FHLBank’s members, but they are all premised on the same risk-sharing concept.
The FHLBank currently has loans or loan commitments under various product types designated as Original MPF, MPF 100, MPF 125, MPF Plus and Original MPF for FHA/VA products, which are described below:
•
Under Original MPF (closed loans), the first layer of losses (after any PMI) is absorbed by the FHLBank’s FLA. The FLA for this program increases monthly based upon a percentage of the unpaid principal of outstanding mortgage loans (four basis points per annum) over the life of a master commitment agreement for the applicable pool of loans. The second loss layer is absorbed by the PFI’s CE obligation for the master commitment agreement. Any loan losses beyond the first two layers for each master commitment agreement are absorbed by the FHLBank;

•
Under MPF 100 (table funded loans), the first layer of losses (after any PMI) is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 basis points) of the aggregate principal balance of the loans funded. The second loss layer is absorbed by the PFI’s CE obligation for the master commitment agreement. Any loan losses beyond the first two layers are absorbed by the FHLBank;

•
Under MPF 125 (closed loans), the first layer of losses (after any PMI) is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 basis points) of the aggregate principal balance of the loans funded. The second loss layer is absorbed by the PFI’s CE obligation for the master commitment agreement. Any loan losses beyond the first two layers are absorbed by the FHLBank;

•
Under MPF Plus (closed loans), the first layer of losses (after any PMI) is absorbed by the FHLBank’s FLA, which is equal to a specified percentage of the aggregate principal balance of loans in the pool as of the sale date. The second loss layer is absorbed by the PFI’s CE obligation for the master commitment agreement. The PFI meets all or a portion of its CE obligation through a supplemental mortgage insurance (SMI) policy. Additional losses not covered by the FLA, the SMI policy or any remaining PFI CE obligation not covered by the SMI are absorbed by the FHLBank; and

•
Under Original MPF for FHA/VA (closed loans), the loans are insured or guaranteed by the FHA or the VA. This program has no FLA or CE obligation. The PFI is responsible for all unreimbursed servicing expenses.

For all of the above MPF products except Original MPF for FHA/VA, the PFI’s CE obligation is calculated to provide a second loss credit enhancement up to a “AA” rating equivalent for the pool of mortgages. As mentioned previously, any loss allocation between each PFI and the FHLBank is based upon the specific pool of loans covered by each master commitment agreement between the FHLBank and the PFI.
Table 4 presents the percentage of principal outstanding represented by each MPF product in the FHLBank’s MPF loan portfolio as of December 31, 2006, 2005 and 2004:
Table 4

12/31/2006	12/31/2005	12/31/2004

Original MPF	48.1%	43.5%	36.9%
MPF 100	0.8	0.8	0.8
MPF 125	23.0	24.7	26.5
MPF Plus	25.4	28.6	33.7
Original MPF for FHA/VA	2.7	2.4	2.1

NET PRINCIPAL OUTSTANDING	100.0%	100.0%	100.0%

The FHLBank’s FLA for an Original MPF product master commitment agreement is initially zero on the day the first MPF loan is purchased but increases monthly over the life of the master commitment agreement. The monthly addition is calculated by taking the unpaid principal balance of loans on the FHLBank’s books (prorated) at the end of the month multiplied by four basis points (bps) and dividing that product by 12. This calculation is completed for each master commitment agreement. Master commitment agreements are generally considered loan pools for the purposes of FLA, credit enhancements and loan loss allocations. The FHLBank’s FLA for the MPF 100 and MPF 125 product master commitments is calculated by taking 100 bps times the loan amount funded or purchased. In the event of a loss on the sale of a foreclosed property, the FHLBank’s FLA absorbs losses after the coverage provided by the borrower’s equity in the property and PMI, if applicable. The FHLBank’s final exposure to risk in each of the MPF products listed except Original MPF for FHA/VA is subject to the amount of CE obligation borne by the PFI for the specific loan pool.
Table 5 presents a comparison of the different characteristics for each of the MPF products as of December 31, 2006:

Table 5

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset?[1]	Servicing Fee to PFI

Original MPF	4 basis points added each year based on the unpaid balance	After FLA, to bring to the equivalent of “AA”	9 to 11 basis points/year paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 basis points/year paid monthly; performance- based after 3 years	Yes; after first 3 years, to the extent recoverable in future years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 basis points/year paid monthly; performance- based	Yes, to the extent recoverable in future years	25 basis points/year

MPF Plus	Sized to equal expected losses	0 to 20 basis points after FLA and SMI, to bring to the equivalent of “AA”	7 basis points/year plus 6 to 7 basis points/year performance- based (delayed for 1 year); all fees paid monthly	Yes, to the extent recoverable in future years	25 basis points/year

Original MPF FHA/VA	N/A	N/A (Unreimbursed servicing expenses only)	2 basis points/year paid monthly (government loan fee)	N/A	44 basis points/year

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

Table 6 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2006:
Table 6

Product Name	FLA	CE Obligation Calculation

Original MPF MPF 100 MPF 125 MPF Plus	4 bps x unpaid principal, annually[1] 100 bps x loan funding amount 100 bps x loan amount sold 35 bps x loan amount sold	(LLCE[2] x PSF3) x Gross Fundings ((LLCE x PSF) – FLA) x Gross Fundings ((LLCE x PSF) – FLA) x Gross Fundings AA equivalent – FLA-SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.
[2]	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.
[3]
The S&P Level’s Pool Size Factor (PSF) is applied at the MPF FHLBank level against the total of loans in portfolio. A PSF is greater than one if the number of loans in portfolio is less than 300 in total.

[4]
SMI represents the coverage obtained from the supplemental mortgage insurer. The initial premium for the insurance is determined based on a sample $100 million loan pool. The final premium determination is made during the 13th month of the master commitment agreement, at which time any premium adjustment is determined based on actual characteristics of loans submitted. The SMI generally covers a portion of the PFI’s CE obligation which typically ranges from 200 to 250 bps of the dollar amount of loans delivered into a mortgage pool, but the PFI may purchase an additional level of coverage to completely cover the PFI’s CE obligation. The CE fees paid to PFIs for this program are capped at a maximum of 14 bps, which is broken into two components, fixed and variable. The fixed portion of the CE fee is paid to the SMI insurer for the coverage discussed above, and is a negotiated rate depending on the level of SMI coverage, ranging from 6 to 8 bps. The variable portion is paid to the PFI, and ranges from 6 to 8 bps, with payments commencing the 13th month following initial loan purchase under the master commitment agreement.

[5]	PCE represents the CE obligation that the PFI wishes to retain rather than covering with SMI. Under this MPF Program the retained amount can range from 0 to 20 bps.

In order to increase the balance of our mortgage loans held for portfolio and widen the geographic distribution of those mortgages, the FHLBank acquired out-of-district MPF mortgage loans through participation in MPF Plus master commitment agreements that the FHLBank of Chicago entered into with one of its PFIs during 2004. The out-of-district participation percentage was negotiated for each master commitment agreement and could be amended if both FHLBank Topeka and the FHLBank of Chicago agreed to the changes. In addition to owning a percentage share of each mortgage loan sold, the FHLBank is responsible for that participation percentage share of the FLA, which is typically around 35 bps for MPF Plus master commitment agreements. The CE obligations of the PFI and the CE fees paid by the FHLBank are integral parts of the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. The FHLBank acquired out-of-district MPF Program mortgage loans totaling $878,918,000 during 2004 through this participation arrangement. The FHLBank of Chicago retained an average participation of 61.1 percent in 2004 loans purchased. The participated mortgage loans were purchased at the same prices as those for similar MPF Program products. No out-of-district mortgage loans were acquired through the FHLBank of Chicago or any other FHLBank during 2005 or 2006. Quarterly, the FHLBank’s Collateral department performs and documents a financial analysis of all out-of-district PFIs through which the FHLBank has purchased loan participations. This analysis addresses the PFI’s capital, asset quality and earnings. This review also includes a reconfirmation that the PFI continues to meet the four suitability standards/ratios used initially in the PFI approval process. The four suitability standards and their acceptable parameters are: (1) leverage capital ratio greater than or equal to 5 percent; (2) risk-based capital ratio greater than or equal to 9 percent; (3) loan loss reserves to non-performing loans ratio greater than or equal to 75 percent; and (4) non-performing assets to net loans ratio less than or equal to 2 percent. If the PFI fails either of the asset quality ratios (last two of the four parameters), further analysis is conducted on the ratios to determine if only real estate loans are included in the calculation. If the analysis discloses any area of significant concern about the PFI’s operations or condition, the analysis is presented to the FHLBank’s Credit Underwriting Committee to determine if any further actions, such as discontinuing mortgage loan purchases from the out-of-district PFI, are warranted.
FHLBank Topeka does not provide servicing of the acquired mortgage loans. However, the MPF Program allows the PFI to sell the servicing to an MPF-approved servicer. The approved servicer pays the PFI a service-released premium by the fifth business day of the month following the servicer’s loading the loan onto its servicing system. Also, a PFI may subcontract the servicing function to an approved MPF subservicer which represents the middle ground between keeping and selling the servicing. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide.
To date, only one PFI has been approved to acquire servicing rights under the MPF Program on a concurrent basis. This limitation may reduce the attractiveness of the MPF Program to potential PFIs that do not want to retain servicing. However, a PFI may negotiate with other PFIs to purchase servicing rights.
A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. The FHLBank takes measures that it considers reasonable and appropriate to reduce its exposure to potential liability under these laws and is not aware of any claim, action or proceeding asserting that the FHLBank is liable under these laws. However, there can be no assurance that the FHLBank will never have any liability under predatory or abusive lending laws.
Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are the FHLBank’s primary sources of liabilities and represent the principal funding source used by the FHLBank to fund its advances and mortgage programs and to purchase investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. Consequently, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have had ready access to funding at relatively favorable spreads to U.S. Treasuries. The FHLBank’s ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, allows the FHLBank to manage its balance sheet effectively and efficiently. Moody’s currently rates the FHLBank consolidated obligations Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the 12 FHLBanks’ status as GSEs.

One of the key measures of performance for a financial institution is the measure of the ability of the institution to cover or make the required payments on its fixed charges. However for the FHLBank, as interest rates increase so do fixed charges (interest expense), causing the ratio of earnings to fixed charges to decline. Table 7 documents the FHLBank’s ratio of earnings to fixed charges computation at December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):
Table 7

12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002

Income before assessments	$185,448	$184,871	$127,216	$119,200	$78,778
Add: fixed charges[1]	2,238,914	1,500,725	798,103	661,038	825,346

Total earnings	$2,424,362	$1,685,596	$925,319	$780,238	$904,124

Fixed charges[1]	$2,238,914	$1,500,725	$798,103	$661,038	$825,346
Ratio of earnings to fixed charges[2]	1.08	1.12	1.16	1.18	1.10

[1]
Fixed charges consist of interest expense including amortization of premiums, discounts and concessions related to indebtedness – See Item 8 “Financial Statements and Supplementary Data” for additional information.

[2]	The ratio of earnings to fixed charges has been computed by dividing total earnings by fixed charges.
The FHLBank is primarily and directly liable for the portion of consolidated obligations issued on its behalf. In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine. If the principal or interest on any consolidated obligation issued on behalf of the FHLBank is not paid in full when due, the FHLBank may not pay dividends to, or redeem or repurchase shares of stock from, any member of the FHLBank.
Finance Board regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of section 11(a) of the Bank Act. All of the FHLBanks are jointly and severally liable for the consolidated obligations issued under section 11(a). No FHLBank is permitted to issue individual debt under section 11(a) without Finance Board approval. On April 18, 2006 in Finance Board Resolution Number 2006-06, the Finance Board voted to approve a request from the FHLBank of Chicago to issue subordinated debt for which it would be the sole obligor. The action by the Finance Board allowed the FHLBank of Chicago to move forward with its issuance of $1 billion in subordinated debt in June 2006 as part of a plan to facilitate an orderly redemption by the FHLBank of Chicago of excess stock held by its member institutions.
The FHLBank does not incur any direct obligation with respect to consolidated obligations unless it agrees in advance to accept the funding, pursuant to Finance Board regulations. The Office of Finance may not commit the FHLBanks to the issuance of consolidated obligations unless one or more FHLBanks have agreed to accept the funds. In some situations, the FHLBank may receive all of the proceeds from a particular issuance of consolidated obligations, but in other cases the proceeds may be divided among several FHLBanks.
Table 8 presents the par value of the FHLBank’s consolidated obligations and the consolidated obligations of the combined FHLBanks as of December 31, 2006 and 2005 (in millions):
Table 8

12/31/2006	12/31/2005

FHLBank Consolidated Obligations	$49,186	$43,871

Consolidated Obligations of all 12 FHLBanks	$951,916	$937,460

Finance Board regulations provide that the FHLBank must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:
•	Cash;
•	Obligations of, or fully guaranteed by, the U.S government;
•	Secured advances;
•	Mortgages, which have any guaranty, insurance or commitment from the U.S. government or any agency of the U.S. government;
•
Investments described in Section 16(a) of the Bank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

•	Other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on consolidated obligations.
Table 9 illustrates the FHLBank’s compliance with the Finance Board’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding for December 31, 2006 and 2005 (in thousands):
Table 9

12/31/2006	12/31/2005

Total non-pledged assets	$52,491,564	$46,727,629
Total consolidated obligations	$48,775,006	$43,323,379

Ratio of non-pledged assets to consolidated obligations	1.08	1.08
The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the 12 FHLBanks. It also prepares the 12 FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments, administers REFCorp and the Financing Corporation, and manages the FHLBanks’ relationship with the NRSROs with respect to ratings on consolidated obligations.
Consolidated Bonds. Consolidated bonds satisfy the FHLBank’s term funding needs. Typically, the maturities of these bonds range from one year to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.
The FHLBank utilizes the TAP Issue Program for fixed rate, non-callable (bullet) bonds. This competitive auction program uses specific maturities that may be reopened daily during the initial three-month period after the original issue date and as needed through the remaining life of the bond. The goal of the TAP Issue Program is to aggregate frequent smaller issues into a larger bond issue thus giving the larger bond issue greater market liquidity. The FHLBank uses the TAP program primarily to fund non-callable (bullet) advances. The ability to access funding on a smaller and more frequent basis allows the FHLBank to effectively fund member advance activity and reduce interest-rate risk.
Consolidated bonds are generally issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, among others, LIBOR, Constant Maturity Treasury (CMT) and 11th District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed rate bonds and variable rate bonds may also contain certain embedded features, which may result in complex coupon payment terms and call features. When such a complex consolidated bond is issued, generally the FHLBank simultaneously enters into a derivative containing offsetting features to synthetically alter the terms of the bond to a simple variable rate bond tied to one of the standardized indices.
Consolidated Discount Notes. The Office of Finance also sells consolidated discount notes on behalf of the FHLBanks to meet short-term funding needs. These securities have maturities up to one year and are offered daily through certain securities dealers in a discount note selling group. In addition to the daily offerings of discount notes, the FHLBanks auction specific amounts of discount notes with fixed maturity dates ranging from four to 26 weeks through competitive auctions held twice a week utilizing the discount note selling group. The amount of discount notes sold through the bi-weekly auctions varies based upon the needs of the FHLBanks. Discount notes are sold at a discount and mature at par.

Use of Derivatives
The Finance Board’s FMP and the FHLBank’s Risk Management Policy (RMP) establish guidelines for the use of derivatives by the FHLBank. The FHLBank can use interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts and other derivatives as part of its interest rate risk management and funding strategies. These policies, along with Finance Board regulations 12 CFR Part 956.5 and Part 956.6, prohibit trading in or the speculative use of derivatives and limit credit risk arising from derivatives. In general, the FHLBank has the ability to use derivatives only to reduce funding costs for consolidated obligations and to manage other risk elements such as: interest rate risk, mortgage prepayment risk, unsecured credit risk and foreign currency risk.
The FHLBank uses derivatives in three general ways: (1) by designating them as either a fair-value or cash-flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction (the swapped consolidated obligation bond transactions discussed in the next paragraph fall into this category); (2) by acting as an intermediary between stockholders and the capital markets; or (3) in asset/liability management but not designated for hedge accounting. For example, the FHLBank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rate terms between assets and liabilities, the FHLBank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities and anticipated transactions, to hedge the duration risk of prepayable instruments and to reduce funding costs as discussed below.
To reduce funding costs, the FHLBank frequently executes derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions). This allows the FHLBank to create synthetic variable rate debt at a cost that is lower than the cost of a comparable variable rate cash instrument issued directly by the FHLBank. This strategy of issuing bonds while simultaneously entering into derivatives enables the FHLBank to offer a wider range of attractively priced advances to its members than would otherwise be possible. The continued attractiveness of these swapped consolidated obligation bond transactions depends on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, the FHLBank may alter the types or terms of the bonds issued and derivatives transacted.
Other common ways in which the FHLBank uses derivatives to manage its assets and liabilities are:
•
To preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the supporting liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated if there are non-parallel changes in the interest rate on the advance and/or the interest rate on the bond, or if the rates change at different times;

•	To mitigate the adverse earnings effects of the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities; and
•	To protect the value of existing asset or liability positions or of anticipated transactions.
See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Review – Balance Sheet Analysis – Derivatives” and Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management” for further information on derivatives.
Deposits
The Bank Act allows the FHLBank to accept deposits from its members, housing associates, any institution for which it is providing correspondent services, other FHLBanks or other government instrumentalities. The FHLBank offers several types of deposit programs to its members and housing associates including demand, overnight and term deposits.
Liquidity Requirements. To support deposits, Finance Board regulations require the FHLBank to have an amount equal to its current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. In addition, the liquidity guidelines outlined in the FHLBank’s RMP require the FHLBank to maintain an average daily liquidity level each month in an amount not less than the sum of:
•	20 percent of the sum of its daily average demand and overnight deposits and other overnight borrowings; and
•	10 percent of the sum of its daily average term deposits, consolidated obligations and other borrowings that mature within one year.

Assets eligible for meeting these liquidity requirements include:
•	Overnight funds and overnight deposits placed with eligible financial institutions;
•
Overnight and term resale agreements with eligible counterparties, which mature in 31 days or less, using for collateral securities that are eligible investments under the investment guidelines and FHA-insured and VA-guaranteed mortgages;

•
Negotiable CDs placed with eligible financial institutions, bankers’ acceptances drawn on and accepted by eligible financial institutions, and commercial paper issued in U.S. financial markets and rated P-1 by Moody’s and A-1 by S&P, all having a remaining term to maturity of not more than nine months;

•	Marketable direct obligations of the U.S. government that mature in 36 months or less;
•
Marketable direct obligations of U.S. GSEs and instrumentalities (now collectively referred to simply as GSEs) that mature in 36 months or less for which the credit of such institution is pledged for repayment of both principal and interest; and

•	Cash and collected balances held at a Federal Reserve Bank and other eligible financial institutions, net of member pass-throughs.
A security pledged by the FHLBank under a repurchase agreement cannot be used to satisfy liquidity requirements.
The FHLBank has complied with the liquidity requirements for all periods presented. Table 10 summarizes the FHLBank’s compliance with the RMP requirements for December 31, 2006 and 2005 (in thousands):
Table 10

12/31/2006	12/31/2005

Calculation of Required Liquidity Level
Average Yearly Balances:
Demand deposits	$113,247	$131,798
Overnight deposits	669,875	671,994
Other overnight borrowings	1,917	4,626

Total subject to 20 percent requirement	785,039	808,418

Calculated requirement	157,008	161,684

Average Yearly Balances:
Regular certificates of deposit	16,561	25,967
Securities sold under agreements to repurchase	0	53,103
Consolidated obligations – discount notes	13,605,753	13,629,858
Consolidated obligations – bonds	6,880,439	4,243,066

Total subject to 10 percent requirement	20,502,753	17,951,994

Calculated requirement	2,050,275	1,795,199

Total required liquidity level	$2,207,283	$1,956,883

Eligible Investment Holdings[1]
Average Yearly Balances
Overnight Federal funds	$3,099,844	$3,086,126
Commercial paper	1,264,282	329,666

Total eligible investments	$4,364,126	$3,415,792

Excess eligible investments	$2,156,843	$1,458,909

[1]
Although the FHLBank has other assets that qualify as eligible investments under the liquidity requirements, only overnight Federal funds and commercial paper are listed because these alone exceed the liquidity requirements.

Table 11 summarizes the FHLBank’s compliance with the Bank Act liquidity requirements as of December 31, 2006 and 2005 (in thousands):

Table 11

12/31/2006	12/31/2005

Liquid assets[1]	$7,709,949	$4,009,114
Total deposits	1,117,006	893,254

Excess assets	$6,592,943	$3,115,860

[1]
Although the FHLBank has other assets that qualify as eligible investments under the liquidity requirements, only overnight Federal funds and commercial paper are listed because these alone exceed the liquidity requirements.

Capital, Capital Rules and Dividends
The FHLBank’s capital stock and retained earnings also provide a source of funding. For the years ended December 31, 2006 and 2005, approximately 4.1 percent and 4.2 percent, respectively, of the FHLBank’s assets, on average, were funded by capital stock and retained earnings.
Capital Structure prior to September 30, 2004. On January 30, 2001, the Finance Board published a final rule mandating a new capital structure for the FHLBanks, as required by the GLB Act. Until the FHLBank implemented its current capital plan as of the close of business on September 30, 2004, the pre-GLB Act capital rules remained in effect. In particular, the Bank Act required members to purchase capital stock equal to the greater of one percent of their mortgage-related assets or five percent of outstanding advances from the FHLBank, subject to a $500 minimum. The GLB Act also removed the provision that required a non-thrift member to purchase additional stock to permit it to borrow from the FHLBank if the non-thrift member’s mortgage-related assets were less than 65 percent of its total assets. Prior to GLB, stockholders could, at the FHLBank’s discretion, redeem at par value any capital stock greater than their statutory requirement (excess capital stock) or sell the excess capital stock to other FHLBank members at par value. Capital stock outstanding under the pre-GLB Act capital rules was redeemable at the option of a member on six months’ notice, but only if the member chose to withdraw from FHLBank membership and the capital stock was not necessary to support advances outstanding at the time the six-month notification of withdrawal from membership became effective. This pre-GLB capital structure remained in place until the FHLBank’s current capital structure was implemented as of the close of business on September 30, 2004.
Capital Structure on and after September 30, 2004. The Finance Board’s final rule mandating a new capital structure for the FHLBanks established risk-based and leverage capital requirements for the FHLBanks, addressed different classes of stock that the FHLBanks are permitted to issue, and provided the rights and preferences that may be associated with each class of stock. It also required each FHLBank to submit a capital plan to the Finance Board for approval by October 29, 2001. The FHLBank submitted its initial capital plan to the Finance Board prior to the required date. The FHLBank’s board of directors amended the capital plan several times after the initial submission, with the final amendment approved by the board of directors on April 9, 2004. The Finance Board approved the FHLBank’s capital plan, as amended, on April 14, 2004. The FHLBank converted to its current capital structure as of close of business on September 30, 2004. Effective September 30, 2004, the FHLBank has two classes of capital stock, Class A Common Stock and Class B Common Stock. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Review – Capital” for more information regarding the FHLBank’s capital plan.
FHLBank Capital Adequacy and Form Rules. The GLB Act allows the FHLBanks to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months’ written notice from the member, and Class B stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict the ability of the FHLBanks to effectuate such redemptions. Membership is no longer mandated by law for certain types of financial institutions. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to use the FHLBank’s credit and mortgage finance products. Members that withdraw from membership may not reapply for membership for five years.
The GLB Act and implementing final rules established by the Finance Board define total capital for regulatory capital adequacy purposes as the sum of an FHLBank’s permanent capital, plus the amounts paid in by its stockholders for Class A stock; any general loss allowance, if consistent with GAAP and not established for specific assets; and other amounts from sources determined by the Finance Board as available to absorb losses. The GLB Act and Finance Board regulations define permanent capital for the FHLBanks as the amount paid in for Class B stock plus the amount of an FHLBank’s retained earnings, as determined in accordance with GAAP.

Under the GLB Act and the implementing final rules established by the Finance Board, the FHLBank was subject to risk-based capital rules effective September 30, 2004, when the FHLBank’s current capital plan was implemented. Only permanent capital can satisfy the FHLBank’s risk-based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a 4 percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. The FHLBank may not redeem or repurchase any of its capital stock without Finance Board approval if the Finance Board or the FHLBank’s board of directors determines that the FHLBank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the FHLBank, even if the FHLBank is in compliance with its minimum regulatory capital requirements (risk-based, leverage and total capital). Therefore, a stockholder’s right to redeem its excess shares of capital stock is conditional on, among other factors, the FHLBank maintaining its compliance with the three regulatory capital requirements: risk-based, leverage and total capital.
See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Review – Capital” for additional information regarding the FHLBank’s capital plan.
Dividends. The FHLBank may pay dividends from retained earnings and current income. The FHLBank’s board of directors may declare and pay dividends in either cash or capital stock. Under its capital plan, all FHLBank dividends that are payable in capital stock must be paid in the form of Class B Common Stock, regardless of the class upon which the dividend is being paid.
On August 18, 2003, the Finance Board issued Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, requiring each FHLBank, at least annually, to assess the adequacy of its retained earnings in light of alternative possible future financial and economic scenarios, including parallel and non-parallel interest rate shifts, changes in the basis relationship between different yield curves, and changes in the credit quality of the particular FHLBank’s assets. Each FHLBank’s board of directors was expected to adopt a retained earnings policy that included a target level of retained earnings as well as a plan that will enable the FHLBank to reach its target level of retained earnings if its current level of retained earnings is less than the established target. The FHLBank’s board of directors adopted its retained earnings policy in March 2004. The retained earnings policy was considered by the board of directors when dividends were declared during 2004, 2005 and 2006, but did not significantly affect the level of dividends declared and paid. On August 25, 2005, the Finance Board issued AB 2005-AB-07, Federal Home Loan Bank Registration With the Securities and Exchange Commission, requiring that until an FHLBank has completed any financial statement restatements and the registration of its stock has become effective with the Securities and Exchange Commission (SEC), it must demonstrate to the satisfaction of the Finance Board that any proposed dividend payments would comply with the requirements of Section 16(a) of the Bank Act and should declare a dividend only following consultation with and approval by the Finance Board’s Office of Supervision. Because the FHLBank had not filed its Form 10 and therefore its registration with the SEC was not effective, the FHLBank was required to obtain Finance Board approval for the dividends paid to its stockholders on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The result of the Finance Board dividend approval process was that the FHLBank paid lower dividend rates on its stock than it would otherwise have paid, with the dividend rates being in the range of 0.15 to 0.75 percent per annum below the rates it otherwise would have paid in those dividend periods.
Consistent with Finance Board guidance, the objective of the FHLBank’s policy is to assess the adequacy of its retained earnings in light of alternative possible future financial and economic scenarios. The FHLBank performs this assessment as a part of the FHLBank’s annual planning process that culminates in the preparation of the strategic business plan (SBP). The retained earnings target is calculated quarterly and re-evaluated by the board of directors as part of each quarterly dividend declaration. The FHLBank’s retained earnings policy includes detailed calculations of: (1) market risk, which is based upon the FHLBank’s projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary for the FHLBank to pay three-month LIBOR over the period); (2) credit risk, which requires that retained earnings be sufficient to credit enhance all of the FHLBank’s assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated); (3) operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and (4) the projected income impact of SFAS 133 under 100-basis-point shocks in interest rates (maximum SFAS 133 loss under up or down shocks). Tables 12 and 13 reflect the quarterly retained earnings target calculations utilized during 2006 and 2005 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 12

Retained Earnings Component	12/31/2006	09/30/2006	06/30/2006	03/31/2006

Market Risk (dividend paying capacity)	$0	$48,592	$37,930	$8,867
Credit Risk	38,747	32,723	37,385	36,946
Operations Risk	11,624	24,395	22,595	13,744
SFAS 133 Volatility	4,886	12,502	17,032	16,559

Total	55,257	118,212	114,942	76,116
Actual Retained Earnings at End of Quarter	171,755	164,022	159,719	151,449

Overage (Shortage)	$116,498	$45,810	$44,777	$75,333

Table 13

Retained Earnings Component	12/31/2005	09/30/2005	06/30/2005	03/31/2005

Market Risk (dividend paying capacity)	$15,069	$19,568	$10,121	$22,772
Credit Risk	36,091	27,760	23,441	25,708
Operations Risk	15,348	14,198	10,069	14,544
SFAS 133 Volatility	16,794	31,924	27,926	33,377

Total	83,302	93,450	71,557	96,401
Actual Retained Earnings at End of Quarter	137,270	110,999	99,763	95,825

Overage (Shortage)	$53,968	$17,549	$28,206	$(576)

Under the FHLBank’s policy, any shortage of actual retained earnings with respect to the retained earnings target is to be met over a period generally not to exceed two years from the quarter-end projection. The policy also provides that meeting the established retained earnings target shall have priority over the payment of dividends, but that the board of directors must balance dividends on capital stock against the period over which the retained earnings target is met. The retained earnings target level fluctuates from period to period because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein at that point in time. On March 8, 2006, the Finance Board approved a proposed regulation intended to strengthen the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. Under the proposed regulation, the Finance Board would require a minimum level of retained earnings equal to $50 million plus one percent of each FHLBank’s non-advance assets. The Finance Board indicated in the final rule that it intends to address retained earnings in a later rulemaking, but did not set forth any timeline. See Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings.”
Tax Status
Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, the FHLBank is obligated to make payments to the Resolution Funding Corporation (REFCorp) in the amount of 20 percent of net earnings after operating expenses and AHP expenses. In addition, the 12 FHLBanks must set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after expenses for REFCorp). In 2004, the Finance Board modified the AHP calculation to add back interest expense on mandatorily redeemable capital stock to income before charges for AHP but after assessments for REFCorp. Prior to 2004, combined amounts for REFCorp and AHP were the equivalent of a 26.5 percent effective income tax rate for the FHLBank. In 2004 and going forward, assessments for REFCorp and AHP are equivalent to an effective minimum income tax rate of 26.5 percent, but this effective rate will be higher depending upon the amount of interest expense for mandatorily redeemable capital stock recorded by the FHLBank during the year. For the periods ended December 31, 2006, 2005 and 2004, the FHLBank’s interest expense for mandatorily redeemable capital stock was only $2,594,000, $384,000 and $109,000, respectively, which did not significantly change the FHLBank’s effective tax rate for 2006, 2005 or 2004. The REFCorp assessments and AHP expenses were $49.4 million, $49.1 million and $33.8 million for the periods ended December 31, 2006, 2005 and 2004, respectively. Because of the FHLBank’s tax-exempt status, cash dividends paid to members do not qualify for the corporate dividends received deduction.
Other Mission-related Activities
In addition to supporting residential mortgage lending, one of the core missions of the FHLBank is to support related housing and community economic development. The FHLBank administers and funds a number of targeted programs specifically designed to fulfill that mission. These programs have provided housing opportunities for thousands of low- to moderate-income families and strengthened communities primarily in Colorado, Kansas, Nebraska and Oklahoma.
Affordable Housing Program (AHP). Amounts specified by the AHP requirements described in Item 1 – “Business – Tax Status” are reserved for this program. AHP provides cash grants or subsidizes the interest rate on FHLBank advances to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction or rehabilitation of very low- to moderate-income owner occupied or rental housing. In the case of a subsidized advance, the amount charged against the AHP liability is the present value of the differences in cash flows between the AHP advance and a hypothetical advance with an interest rate based upon the FHLBank’s estimated cost of funds rate for a comparable maturity. The discount rate for the cash flow differences is the FHLBank’s estimated cost of funds rate for a comparable maturity. Since inception of the AHP, the majority of AHP awards have been in the form of cash grants. Historically, the outstanding principal of AHP-related advances to total advances outstanding has represented a negligible percentage of the FHLBank’s total advances. In addition to the standard, semi-annual competition for AHP funds, customized programs under the FHLBank’s AHP include:
•	Rural First-time Homebuyer Program (RFHP) – RFHP provides down payment, closing cost or rehabilitation cost assistance to first-time homebuyers in rural areas; and
•
Targeted Ownership Program (TOP) – TOP provides down payment, closing cost or rehabilitation cost assistance in rural and urban areas to disabled first-time homebuyers or first-time homebuyer households with a disabled member of the household.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas, including those areas where normal lending activity has yet to have the desired effect on housing and community economic development. CICA loans represented 2.2 percent, 2.3 percent and 2.2 percent of total advances outstanding as of December 31, 2006, 2005 and 2004, respectively. Programs under the FHLBank’s CICA Program are funded separately from AHP and include:
•
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition and rehabilitation and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income level and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income level. The FHLBank provides advances for CHP-based loans to members at the FHLBank’s estimated cost of funds plus a markup for administrative costs;

•
Community Housing Program Plus (CHP Plus) – CHP Plus makes $25 million in loans available to members annually to help finance the construction, acquisition or rehabilitation of rental housing occupied by or affordable for households whose incomes do not exceed 80 percent of the area’s median income level. The FHLBank provides advances for CHP Plus-based loans to members at the FHLBank’s estimated cost of funds;

•
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-business, public or private utilities, schools, medical and health facilities, churches, day care centers or for other community and economic development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses or projects located in a rural community, neighborhood, census tract or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area or Community Adjustment and Investment Program (CAIP) Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn less than 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn less than 115 percent of the area median. The FHLBank provides advances for CDP-based loans to members at the FHLBank’s estimated cost of funds plus a mark-up for administrative costs; and

•
Housing and Community Development Emergency Loan Program (HELP) – HELP provides up to $25 million in advances annually for members to finance recovery efforts in federally-declared disaster areas. The FHLBank provides advances for HELP-based loans to members at the FHLBank’s estimated cost of funds.

Other Housing and Community Economic Development Programs. The FHLBank has also established a number of other voluntary housing and community economic development programs specifically developed for its members. These programs are funded separately from AHP and include the following:
•
Joint Opportunities for Building Success (JOBS) – The FHLBank approved $996,000 in JOBS funding during 2006 and provided funding of $921,000 and $999,000 during 2006 and 2005, respectively, to assist members in promoting employment growth in their communities. Of the remaining funds approved in 2006, $50,000 was drawn in early 2007 and $25,000 was withdrawn. A direct grant program, JOBS funds are allocated annually to support economic development projects. For 2007, the FHLBank has allocated up to $1,250,000 for this program. The following are elements of JOBS: (1) funds made available only through FHLBank members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (4) projects that appear to be “bail outs” are not eligible; and (5) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member;

•
Regional Needs Initiative – The Regional Needs Initiative is a flexible direct grant program created to address housing and community development needs within the district that are not fully addressed by the FHLBank’s other programs. The FHLBank works cooperatively with Congressional offices and other local housing organizations to identify those needs. In order to provide the maximum flexibility in identifying and addressing housing and community development needs, the program does not have prescribed criteria. The funding available for the Regional Needs Initiative in 2006 was $40,000, of which $22,460 was actually used. The funding available for the Regional Needs Initiative in 2005 was $100,000, of which only $52,725 was actually used. The FHLBank has allocated up to $60,000 in funding for this program in 2007; and

•
Rural First-time Homebuyer Education Program – The FHLBank provides up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. This program used all of the funds available during 2005 and $75,000 of the available funds during 2006. Another $100,000 has been allocated to this program in 2007.

Competition
Advances: Demand for the FHLBank’s advances is affected by, among other things, the cost of alternative sources of liquidity available to its members, including deposits from members’ customers. The FHLBank individually competes with its members’ depositors as well as other suppliers of wholesale funding, both secured and unsecured. Such other suppliers of wholesale funds may include investment banks, commercial banks and, in certain circumstances, other FHLBanks, when one or more affiliates of the FHLBank’s members are members of other FHLBanks. Despite the possibility of competing with other FHLBanks in this limited situation, the FHLBank does not identify members that have affiliates that are members of other FHLBanks and, therefore, does not monitor the activities of its members’ affiliates. Smaller members generally have access to alternative funding sources through brokered deposits and the sale of securities under agreements to repurchase, while larger members typically have access to a broader range of funding alternatives. Large members may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence member demand for the FHLBank’s advances and can change as a result of a variety of factors including, among others, market conditions, product availability through the FHLBank, the member’s creditworthiness and availability of member collateral for other types of borrowings.
Mortgage Loans Held for Portfolio: The FHLBank is subject to significant competition in purchasing conventional, conforming fixed rate mortgage loans and government-guaranteed mortgage loans. The FHLBank faces competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for purchasing mortgages comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, the FHLBank also competes with regional and national financial institutions that buy and/or invest in mortgage loans. These investors may seek to hold or securitize conventional, conforming fixed rate mortgage loans. The volume of conventional, conforming fixed rate mortgage loans declined during 2005 and especially during 2006 in concert with changing conditions in the national mortgage markets. One such change is the increasing popularity of alternative mortgage loan products, such as hybrid adjustable rate and interest-only mortgages which the FHLBank cannot purchase. If this trend continues, the demand for MPF Program products could diminish. In general, the competitive environment may present a challenge to the FHLBank’s achievement of its financial goals as they relate to mortgage loans held for portfolio. The FHLBank continuously reassesses its potential for success in attracting and retaining customers for its mortgage loan products and services, just as it does with its advance products. The FHLBank competes for the purchase of mortgage loans primarily on the basis of price, products, structures and services offered.
Debt Issuance: The FHLBank also competes with the U.S. government, U.S. government agencies, Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac and the FHLBanks are generally referred to as the housing GSEs (GSE securities are not guaranteed by the U.S. government), and the cost of the debt of each can be positively or negatively affected by political, financial or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, FHLBank debt costs may rise or less debt may be issued at the same cost than would otherwise be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that tend to reduce investment by certain depository institutions in unsecured debt with greater price volatility or interest rate sensitivity than similar maturity fixed rate, non-callable instruments of the same issuer. The 12 FHLBanks issued a record volume of debt during 2003 because of the high level of turnover in the FHLBanks’ callable debt, caused by historically low interest rates. The volume of debt issuance decreased during 2004, 2005 and 2006 as interest rates increased, especially on the short end of the yield curve, as a result of actions taken by the Federal Open Market Committee (FOMC) to raise its target rate for overnight Federal funds starting on June 30, 2004. Although the FHLBank’s available supply of funds has kept pace with the funding needs of its members as expressed through FHLBank debt issuance, there can be no assurance that this will continue to be the case in the future.
Derivatives: The sale of callable debt and the simultaneous execution of callable interest rate swaps with options that mirror the options in debt has been an important source of competitive funding for the FHLBank. As such, the depth of the markets for callable debt and mirror-image derivatives is an important determinant of the FHLBank’s relative cost of funds. There is considerable competition among high-credit-quality issuers, especially among the three housing GSEs, for callable debt and for derivatives. There can be no assurance that the current breadth and depth of these markets will be sustained.
Regulatory Oversight, Audits and Examinations
General: The FHLBank is supervised and regulated by the Finance Board, which is an independent agency in the executive branch of the U.S. government. The Finance Board is responsible for ensuring that the FHLBank carries out its housing finance mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. Also, the Finance Board establishes regulations governing the operations of the FHLBank. The Finance Board is comprised of a five-member board. Four members of the board are appointed for seven-year terms by the President of the United States, with the advice and consent of the Senate. The fifth member of the board is the Secretary of HUD, or the Secretary’s designee. The Finance Board is funded through assessments from the 12 FHLBanks; no tax dollars or other appropriations support the operations of the Finance Board or the FHLBanks. To assess the safety and soundness of the FHLBank, the Finance Board conducts annual, on-site examinations of the FHLBank, as well as periodic on-site and off-site reviews. Additionally, the FHLBank is required to submit monthly information on its financial condition and results of operations to the Finance Board. This information is available to all FHLBanks.
The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate and conditions of the obligations; the manner and time issued; and the selling price. The Bank Act also authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Department of the Treasury receives the Finance Board’s annual report to the Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.
Audits and Examinations: The FHLBank has an internal audit department and the FHLBank’s board of directors has an audit committee. The director of the internal audit department reports directly to the board’s audit committee. In addition, an independent registered public accounting firm audits the annual financial statements of the FHLBank. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Board and Congress all receive the audit reports. The FHLBank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.
The Comptroller General has authority under the Bank Act to audit or examine the Finance Board and the individual FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the applicable FHLBank. The Comptroller General may also conduct his or her own audit of any financial statements of any individual FHLBank.

As required by Finance Board regulations, the FHLBanks report information to the Finance Board for regulatory purposes and to the Office of Finance for the purpose of compiling the combined financial statements of the 12 FHLBanks. Several FHLBanks in 2004, including FHLBank Topeka, had restatements to their financial statements because of the incorrect application of SFAS 133. The FHLBanks, and the other housing GSEs, have faced a significant amount of negative publicity, which from time to time has adversely affected the FHLBank’s cost of funds. Management of the FHLBank believes that other factors, such as supply and demand of GSE debt obligations and other market conditions, have had a greater impact on the FHLBank’s cost of funds than such publicity. The FHLBank has not suffered a material adverse effect on its ability to issue consolidated obligations to the public as a result of the restatements. In 2006, all of the FHLBanks completed the registration process with the SEC. The audited combined financial report for the 12 FHLBanks for 2005 was issued November 8, 2006.
Personnel
As of March 20, 2007, the FHLBank had 171 employees. The employees are not represented by a collective bargaining unit and the FHLBank considers its relationship with its employees good.
Legislation and Regulatory Developments
Future Legislation: Various legislation, including proposals to substantially change the regulatory system for the FHLBanks and other housing GSEs, is from time to time introduced in Congress. This legislation may change applicable statutes and our operating environment in substantial and unpredictable ways. If enacted, legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among the FHLBanks and other housing GSEs. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on our business, results of operations or financial condition.
Proposed Changes to GSE Regulation: In the 109th Congress, several bills were introduced that are designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks. The primary focus of the bills was creating a new regulator for Fannie Mae, Freddie Mac and the FHLBanks. The Federal Housing Enterprise Regulatory Reform Act of 2005 (S. 190) was passed by the Senate Banking Committee in July 2005 but was not acted upon by the full Senate. Meanwhile, the House of Representatives adopted the Federal Housing Finance Reform Act of 2005 (H.R. 1461) in October 2005. Subsequently, in the 110th Congress, the Federal Housing Finance Reform Act of 2007 (H.R. 1427) has been introduced in the House of Representatives. It is impossible to predict what, if any, provisions relating to the Finance Board and the FHLBanks will be included in any such legislation, whether the House and Senate will approve such legislation, whether any such change in regulatory structure will be signed into law, when any such change would go into effect if enacted, or what effect the legislation would have on the Finance Board or the FHLBanks.
Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings: On March 8, 2006, the Finance Board approved a proposed rule that would: (1) limit the amount of excess stock that an FHLBank can have outstanding to one percent of the FHLBank’s total assets; and (2) prescribe a minimum amount of retained earnings for each FHLBank equal to $50 million plus one percent of the FHLBank’s non-advance assets. The proposed rule would also prohibit an FHLBank from selling excess stock to its members and from paying stock dividends, and would restrict each FHLBank’s ability to pay dividends when its retained earnings were below the prescribed minimum. The public had until July 13, 2006 to comment on the proposed rule. On December 22, 2006, the Finance Board adopted a final rule entitled “Limitation on Issuance of Excess Stock” limiting the ability of an FHLBank to create member excess stock under certain circumstances. Under this final rule, any FHLBank with excess stock greater than 1 percent of its total assets is barred from further increasing member excess stock by paying dividends in the form of shares of stock (stock dividends) or otherwise issuing new excess stock. The final rule, published in the Federal Register on December 28, 2006 with an effective date of January 29, 2007, is based on the March 8, 2006 proposed rule by the Finance Board that sought to impose a limit on excess stock and establish a minimum retained earnings requirement, but deals only with the excess stock provisions of the proposal. The Finance Board indicated in the final rule that it intends to address retained earnings in a later rulemaking, but did not set forth any timeline.
Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) was enacted on July 30, 2002. The Sarbanes-Oxley Act includes measures that affect financial reporting, disclosure controls, conflicts of interest, corporate ethics, oversight of the accounting profession, and composition of boards of directors. Furthermore, it establishes new civil and criminal penalties. Now that the registration of the FHLBank’s equity securities is effective, it is subject to the provisions of the Sarbanes-Oxley Act and the related implementing regulations promulgated by the SEC. Note, however, that the FHLBank is considered a non-accelerated filer as defined by the SEC, and, therefore, is not required to comply with the accelerated due dates or with certain other provisions applicable to accelerated and large-accelerated filers.

Where to Find Additional Information
We file annual, quarterly and current reports and other information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s Web site at www.sec.gov. We provide a link on our Web site to the SEC’s Web site to access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) or the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
Item 1A: Risk Factors
We may become liable for all or a portion of the consolidated obligations of the other FHLBanks. We are jointly and severally liable with the other FHLBanks for all consolidated obligations, or COs, issued on behalf of the FHLBanks through the Office of Finance. We cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all COs have been paid in full. If another FHLBank were to default on its obligation to pay principal or interest on any CO, the Finance Board may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Board may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLBank System was established in 1932.
We are subject to a complex body of laws and regulations that could change in a manner detrimental to our operations. The FHLBanks are government-sponsored enterprises, or GSEs, organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulations adopted and applied by the Finance Board, an independent agency in the executive branch of the federal government that regulates the FHLBanks. In addition, Congress may amend the Bank Act in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance mission and business operations.
We cannot predict whether new regulations will be promulgated by the Finance Board or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our operations. Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of funding, a change in our permissible business activities, or a decrease in the size, scope, or nature of our lending, investment or MPF Program activities, which could negatively affect our financial condition and results of operations.
As an SEC registrant, we will incur additional legal, accounting and compliance costs resulting in part from our ongoing reporting and certification obligations under Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and from the increased risk exposure accompanying such reporting and certification obligations which could have a negative effect on our ability to conduct business and on our cost of doing business.
Merger or consolidation of our members may result in a loss of business to us. The financial services industry has been experiencing consolidation. This consolidation may reduce the number of current and potential members in our district, resulting in a loss of business to us and a potential reduction in our profitability. If our advances are concentrated in a smaller number of members, our risk of loss resulting from a single event (such as the loss of a member’s business due to the member’s acquisition by a nonmember) would become proportionately greater.
Changes in interest rates could significantly affect our earnings. Changes in interest rates that are detrimental to our investment position could negatively affect our financial condition and results of operations. Like many financial institutions, we realize income primarily from earnings on our invested capital as well as the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities. Although we use various methods and procedures to monitor and manage our exposures to risk due to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low interest-rate environments or will remain outstanding at below-market yields when interest rates increase.
Changes in our credit ratings may adversely affect our ability to issue consolidated obligations on acceptable terms. Our COs currently have the highest credit rating from Moody’s Investors Service, or Moody’s, and Standard & Poor’s Ratings Services, or S&P. A revision in or withdrawal of those ratings could adversely affect us in a number of ways. It could result in a revision or withdrawal of the ratings of the COs of the FHLBanks. It could require the posting of additional collateral for derivatives transactions and may influence counterparties to limit the types of transactions they will enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to pledge for public unit deposits or other transactions. We have also executed various standby bond purchase agreements with two state housing finance agencies in which we provide a liquidity facility for bonds issued by the agencies by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.
Changes in the credit standing at other FHLBanks, including the credit ratings assigned to those FHLBanks, could adversely affect us. The FHLBanks issue COs that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one of the other FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of COs. An increase in the cost of COs would affect our cost of funds and negatively affect our financial condition. The COs of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. As of December 31, 2006, two of the other FHLBanks had ratings of AA+ and negative outlooks assigned by S&P, while another FHLBank had a rating of AAA with a negative outlook assigned by S&P. However, one of the two FHLBanks with a rating of AA+ and a negative outlook as of December 31, 2006 was upgraded from a negative to a stable outlook by S&P in January 2007. FHLBank Topeka and the remaining eight FHLBanks were rated AAA with a stable outlook by S&P as of December 31, 2006. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the COs by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue COs for our benefit.
Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of COs in the capital markets. Our ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.
We face competition for loan demand, purchases of mortgage loans, and access to funding which could adversely affect our earnings. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may offer more favorable terms on their loans than we offer on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulation that is applicable to us. This enables those competitors to offer products and terms that we are not able to offer.
The availability of alternative funding sources to our members may significantly decrease the demand for our advances. Any change we might make in pricing our advances, in order to compete more effectively with these competitive funding sources, may decrease our profitability on advances. A decrease in the demand for our advances, or a decrease in our profitability on advances, would negatively affect our financial condition and results of operations.
Likewise, our MPF business is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in the acquisition of a smaller market share of the mortgages available for purchase and, therefore, lower income from this business segment.
We also compete in the capital markets with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of COs, and other debt instruments. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of COs has kept pace with our funding needs, we cannot assure that this will continue.
Counterparty credit risk could adversely affect us. We assume unsecured credit risk when entering into money-market transactions and financial derivatives transactions with counterparties. The insolvency, or other inability of a significant counterparty to perform on its obligations under such transactions or other agreements, could have an adverse effect on our financial condition and results of operations.

We rely upon derivatives to lower our cost of funds and reduce our interest-rate risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest-rate risk and mortgage-prepayment risk. Our management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances. As a result, our effective use of derivatives depends upon our management’s ability to determine the appropriate hedging positions in light of our assets, liabilities, and of prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable parties, on terms desirable to us, and in the quantities necessary to hedge our corresponding obligations, interest-rate risk or other risks. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest-rate risk and other risks, which could negatively affect our financial condition and results of operations.
We could be negatively affected by local and national business and economic conditions, as well as other events that are outside of our control. Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business than expected. For example, conditions affecting interest rates, money supply, inflation and capital markets, including those stemming from policies of governmental entities such as the Federal Reserve Board, have a significant impact on our operations. Changes in these conditions could adversely affect our ability to increase and maintain the quality of our interest-earning assets and could increase the costs of our interest-bearing liabilities. For example, an economic downturn or declining property values could cause higher delinquency and default rates on our outstanding mortgage loans and even cause a loss on our advances, although we have never incurred a loss on an advance.
Furthermore, natural disasters, acts of terrorism and other events outside of our control, especially if they occur in our region, could negatively affect us, including damaging our members’ businesses, our real property and the collateral for our advances and mortgage loans, and in other ways. For example, if there is a natural disaster or other event, such as the terrorist attacks of September 11, 2001, that limits or prevents the FHLBank System from accessing the capital markets for a period of time, our business would be significantly affected, including our ability to provide advances to our members.
We rely heavily upon information systems and other technology. We rely heavily upon information systems and other technology to conduct and manage our business. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging and advance activities. While we have implemented a disaster recovery plan, we can make no assurance that it will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Any failure or interruption could significantly harm our customer relations, risk management and profitability, which could negatively affect our financial condition and results of operations.
We may not be able to pay dividends at rates consistent with past practices. Our board of directors may only declare dividends on our capital stock, payable to members, from our retained earnings and current income. Our ability to pay dividends also is subject to statutory and regulatory requirements. For example, the potential promulgation of regulations by the Finance Board requiring higher levels of retained earnings or mandated revisions to our retained earnings policy could lead to higher levels of retained earnings, and thus, lower amounts of net income available to be paid out to our members as dividends.
Further, events such as changes in our market-risk profile, credit quality of assets held and increased volatility of net income caused by the application of certain generally accepted accounting principles, or GAAP, may affect the adequacy of our retained earnings and may require us to increase our target level of retained earnings and concomitantly reduce our dividends from historical dividend payout ratios in order to achieve and maintain the targeted amounts of retained earnings under our retained earnings policy.
Changes in application of relevant accounting standards, especially SFAS 133, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of SFAS 133 in accounting for those derivatives. This earnings volatility is caused by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedge item, and by the changes in the fair values of derivatives that do not qualify for hedge accounting under the rules of SFAS 133 (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item). If we did not apply hedge accounting under SFAS 133, the result could be an increase in volatility of our earnings from period to period. Such an increase in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings target, and our members’ willingness to hold the stock necessary for membership and/or activity with us, such as advance and mortgage loan activities.
Lack of a public market and restrictions on transferring our stock could result in an illiquid investment for the holder. Under the Gramm-Leach-Bliley Act, or GLB Act, Finance Board regulations and our capital plan, our Class A Common Stock may be redeemed upon the expiration of a six-month redemption period and our Class B Common Stock after a five-year redemption period following our receipt of a redemption request. Only capital stock in excess of a member’s minimum investment requirement, capital stock held by a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess capital stock of a member at any time at our sole discretion.
We cannot guarantee, however, that a member will be able to redeem its investment even at the end of the redemption periods. The redemption or repurchase of our capital stock is prohibited by Finance Board regulations and our capital plan if the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption request if the redemption would cause the member to fail to maintain its minimum capital stock investment requirement. Moreover, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its capital stock to another member, we cannot assure that a member would be allowed to sell or transfer any excess capital stock to another member at any point in time.
We may also suspend the redemption of capital stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Board for redemptions or repurchases is required if the Finance Board or our board of directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, we cannot assure that the Finance Board would grant such approval or, if it did, upon what terms it might do so. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.
Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our capital stock that is held by a member. Since there is no public market for our capital stock and transfers require our approval, we cannot assure that a member’s purchase of our capital stock would not effectively become an illiquid investment.
We may be negatively affected by future legislation. Various legislation, including proposals to substantially change the FHLBank regulatory system, is from time to time introduced in Congress. This legislation may change applicable statutes and our operating environment in substantial and unpredictable ways. If enacted, legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among the FHLBanks and other housing GSEs. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on our business, results of operations or financial condition.
We may be affected by proposed changes to GSE Regulation. Several bills were introduced during the 109th Congress that were designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks. The primary focus of the bills was creating a new regulator for Fannie Mae, Freddie Mac and the FHLBanks. Similar legislation has been introduced in the 110th Congress. We cannot predict what, if any, provisions relating to the Finance Board and the FHLBanks will be included in any such legislation, whether the House and Senate will approve such legislation, whether any such change in regulatory structure will be signed into law, when any such change would go into effect if enacted or what effect the legislation would have on the Finance Board, us or the other 11 FHLBanks.
Our ability to declare dividends may be restricted by Finance Board Rules regarding excess stock. In December 2006, the Finance Board adopted a final rule limiting the ability of the FHLBank to create member excess stock under certain circumstances. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. We believe that the rule could restrict the amount, type and timing of any dividends that we might be permitted to pay in the future, which could, in turn, adversely affect demand for our advances.

Our ability to declare dividends may be restricted by proposed Finance Board Rules regarding retained earnings. On March 15, 2006, the Finance Board approved a proposed rule to establish a minimum level of retained earnings for an FHLBank. Under the proposed rule, each FHLBank would be required to hold retained earnings of at least $50 million plus 1 percent of non-advance assets; dividends would be limited to no more than 50 percent of net income until the FHLBank reaches its required level of retained earnings; and payment of any dividends thereafter would be restricted if the FHLBank’s retained earnings drop below its required level. On December 28, 2006, the Finance Board indicated that any final rule addressing retained earnings, or further restricting the payment of dividends beyond what is described in the prior risk factor, will correlate to the risk profile of the FHLBank and will be addressed through a subsequent rulemaking. The final rule on retained earnings, if any, approved by the Finance Board may be different from the proposed rule. We believe that a future retained earnings rulemaking could restrict the amount, type, and timing of any dividends that we might be permitted to pay in the future, which could, in turn, adversely affect member demand for our advances.
Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
The FHLBank occupies approximately 62,796 square feet of leased office space at One Security Benefit Place, Suite 100, Topeka, Kansas. The FHLBank also maintains in Topeka a leased off-site back-up facility with approximately 3,000 square feet. Small offices are leased in Nebraska, Oklahoma and Colorado for member account management personnel.
Item 3: Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.
Item 4: Submission of Matters to a Vote of Security Holders
Currently, the board is comprised of 11 directors, nine of whom are elected directors and two of whom are appointed directors. Members holding FHLBank capital stock on December 31 of the preceding year can participate in the annual election process for FHLBank directors. Eligible members may nominate and elect representatives from members in their state to serve three-year terms on the board of directors of the FHLBank. For each directorship to be filled in an election, each member institution that is located in the state to be represented by the directorship is entitled to cast one vote for each share of capital stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year; so long as the number of votes that any member may cast for any one directorship does not exceed the average number of shares of capital stock that were required to be held by all members located in the state to be represented on that date. The rules governing the election of directors were established by the Finance Board, and are codified at 12 C.F.R. Section 915. Guidance specific to FHLBank Topeka, because of its use of the two-class capital stock structure, is contained in Section 10 of the FHLBank’s capital plan, which is consistent with 12 C.F.R. Section 915.
The FHLBank conducted an election of directors, in accordance with the regulatory procedures discussed above, to fill two elected directorships: one directorship in Kansas and one directorship in Oklahoma. The deadline to submit ballots was November 16, 2006.
Of 1,052,843 votes cast in Kansas, 561,652 votes were cast in favor of Bruce A. Schriefer, 368,272 votes were cast in favor of John B. Dicus and 122,919 votes were cast in favor of Robert M. Wiley for the elected director position representing Kansas. As a result, Mr. Schriefer was elected to serve a three-year term beginning on January 1, 2007.
Of 633,479 votes cast in Oklahoma, 339,078 votes were cast in favor of James R. Hamby, 264,313 votes were cast in favor of James E. Talkington and 30,088 votes were cast in favor of David W. Durrett for the elected director position representing Oklahoma. As a result, Mr. Hamby was elected to serve a three-year term beginning on January 1, 2007.
There were no abstentions recorded for either the Kansas or the Oklahoma elections.

One directorship in Colorado was also open; however, only one individual was nominated and accepted the nomination so no election was necessary. As a result, Steven D. Hogan, President of Centennial Bank of the West, Fort Collins, Colorado was elected in accordance with the Bank Act and Finance Board regulations without the submission of votes by members in Colorado.
Additionally, in 2006, Gordon C. Smith, Jr., President and Chief Executive Officer of Liberty Federal Savings Bank, Enid, Oklahoma, was elected to the FHLBank’s board of directors by the board to serve the unexpired term of a directorship formerly held by Harley D. Bergmeyer, commencing on January 1, 2007. The Finance Board re-designated this position from the state of Nebraska to the state of Oklahoma effective after the close of business on December 31, 2006 because of a shift in eligible voting stock between those states as of December 31, 2005. Mr. Smith’s election took place in accordance with the rules governing the filling of re-designated directorships specified in the Bank Act and the Finance Board regulations. Mr. Smith will serve the remaining unexpired term of Mr. Bergmeyer, which is from January 1, 2007 to December 31, 2008.
The following directors’ terms of office continued without any action by the member institutions located in their respective states: Michael M. Berryhill, Lawrence L. McCants, Thomas H. Olson, Lindel E. Pettigrew, and Ronald K. Wente. Comprehensive information related to the FHLBank’s current directors is under Item 10 – “Directors, Executive Officers and Corporate Governance – Directors” of this annual report on Form 10-K.
PART II
Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As a cooperative, members own almost all the Class A Common Stock and Class B Common Stock of the FHLBank with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advances executed and mortgage loans sold while they were members. In addition, the FHLBank adopted SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” at January 1, 2004, which requires a portion of the FHLBank capital stock to be treated as a liability and not as capital, including the capital stock of former members. Prior to January 1, 2004, all capital stock of the FHLBank is reflected as a component of capital.
The majority of the directors of the FHLBank are elected by and from the membership, and the FHLBank conducts its business in advances and mortgage loan acquisitions almost exclusively with its members. There is no established marketplace for the FHLBank’s stock and it is not publicly traded. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under the FHLBank’s capital plan. The FHLBank may repurchase shares held by members in excess of the members’ required stock holdings at its discretion at any time at par value. Par value of all common stock is $100 per share. As of December 31, 2006, the FHLBank had 895 stockholders and 5,779,108 shares of Class A Common Stock and 14,753,136 shares of Class B Common Stock outstanding, including 455,897 shares of Class A Common Stock and 6,427 shares of Class B Common Stock subject to mandatory redemption by members. As of December 31, 2005, the FHLBank had 904 stockholders and 5,602,767 shares of Class A Common Stock and 12,924,197 shares of Class B Common Stock outstanding, including 625,177 shares of Class A Common Stock and 18,375 shares of Class B Common Stock subject to mandatory redemption by members. The FHLBank is not currently required to register either class of its stock under the Securities Act of 1933 (as amended). However, pursuant to a Finance Board regulation, the FHLBank was required to file a registration statement on or before June 30, 2005, in order to register one of its classes of stock pursuant to section 12(g)(1) of the Exchange Act. In accordance with the Finance Board rule, the FHLBank was required to ensure that its registration became effective as provided in section 12 of the Exchange Act no later than August 29, 2005. The FHLBank worked diligently towards registration with the SEC but was not able to meet these regulatory deadlines. Due to the FHLBank’s delay in meeting the deadline set by the Finance Board for registration, the FHLBank was required to obtain Finance Board approval for the dividends paid to its stockholders on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. See Item 1 – “Business – Capital, Capital Rules and Dividends” for additional information.
The FHLBank paid quarterly stock dividends during the periods ended December 31, 2006, 2005 and 2004, which includes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Tables 14, 15 and 16 (in thousands):

Table 14

Capital Stock Prior to Conversion to Current Capital Plan

Total
	Dividends Paid	Dividends Paid	Dividends
Percent	in Cash[1]	in Stock	Paid

09/30/2004	3.75%	$86	$16,522	$16,608
06/30/2004	3.50	45	15,719	15,764
03/31/2004	3.50	42	15,262	15,304
Table 15

Class A Common Stock

		Dividends Paid	Total
	Dividends Paid	in Class B	Dividends
Percent	in Cash[1]	Common Stock	Paid

12/31/2006	4.45%	$45	$6,783	$6,828
09/30/2006	4.45	47	6,108	6,155
06/30/2006	4.25	47	5,972	6,019
03/31/2006	3.85	46	5,412	5,458
12/31/2005	3.85	52	4,996	5,048
09/30/2005	3.50	43	3,418	3,461
06/30/2005	3.79	45	3,140	3,185
03/31/2005	3.50	45	2,957	3,002
12/31/2004	3.70	42	2,452	2,494
Table 16

Class B Common Stock

		Dividends Paid	Total
	Dividends Paid	in Class B	Dividends
Percent	in Cash[1]	Common Stock	Paid

12/31/2006	6.50%	$45	$21,791	$21,836
09/30/2006	6.25	46	20,627	20,673
06/30/2006	6.05	38	19,298	19,336
03/31/2006	5.60	47	17,785	17,832
12/31/2005	5.25	45	18,223	18,268
09/30/2005	4.75	41	17,810	17,851
06/30/2005	5.00	40	18,348	18,388
03/31/2005	4.50	41	16,400	16,441
12/31/2004	4.20	40	16,477	16,517

[1]	The cash dividends listed are cash dividends paid for partial shares. Stock dividends are paid in whole shares.
Management anticipates that the FHLBank will continue to pay quarterly dividends in the future, primarily in Class B Common Stock. The FHLBank believes that dividends paid in the form of stock are advantageous to members because FHLBank stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code (IRC) and are, therefore, not taxable at the time declared and credited to a member. Dividends paid in stock can be utilized by members to support future activity with the FHLBank or can be redeemed by the member if the amounts represent excess stock, subject to stock redemption request procedures and limitations. However, on December 26, 2006, the Finance Board adopted a final rule limiting the ability of the FHLBank to create member excess stock under certain circumstances. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be barred from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. See Item 1 — “Business — Legislation and Regulatory Developments — Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings.” The FHLBank’s dividends generally increase as short-term interest rates rise and decrease as short-term interest rates fall. The dividend percent paid has historically been a function of or closely tied to the FHLBank’s net income for a dividend period. See Item 1 - “Business — Capital, Capital Rules and Dividends — Dividends” for information regarding the FHLBank’s retained earnings policy.

The retained earnings policy was considered by the board of directors when dividends were declared during 2004 2005 and 2006, but it did not significantly affect the level of dividends declared and paid. On August 25, 2005, the Finance Board issued Advisory Bulletin 2005-AB-07, Federal Home Loan Bank Registration With the Securities and Exchange Commission, (AB 2005-AB-07) requiring that until an FHLBank has completed any financial restatements and the registration of its stock has become effective with the SEC, it must demonstrate to the satisfaction of the Finance Board that any proposed dividend payments would comply with the requirements of Section 16(a) of the Bank Act and should declare a dividend only following consultation with and approval by the Finance Board’s Office of Supervision. Because the FHLBank had not filed its Form 10 and therefore its registration with the SEC was not effective, the FHLBank was required to obtain Finance Board approval for the dividends paid to its stockholders on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The result of the Finance Board approval process was that the FHLBank paid lower dividend rates on its stock that it would otherwise have paid, with the dividend rates being in the range of 0.15 to 0.75 percent per annum below the rates it otherwise would have paid in those dividend periods. See Item 1 — “Business — Capital, Capital Rules and Dividends” for more information regarding the FHLBank’s capital plan. FHLBank management does not expect that its retained earnings policy will significantly affect dividends paid during 2007. Management expects that the FHLBank will continue to be able to make additions to retained earnings while paying Class B Common Stock dividends at or above short-term market interest rates and Class A Common Stock dividends at or slightly below short-term market interest rates, on average. However, there is a possibility that dividend levels might be reduced in order to meet the target level of retained earnings under the policy since the target level fluctuates from period to period, because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein. Dividends may be paid in cash or Class B Common Stock as authorized under the FHLBank’s capital plan and approved by its board of directors.

Item 6: Selected Financial Data
Table 17
Selected Financial Data (dollar amounts in thousands):

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002

Statement of Condition (at period end)
Total assets	$52,738,967	$46,959,867	$45,119,725	$40,514,278	$37,961,048
Investments [1]	21,565,135	17,159,911	14,888,523	12,635,212	11,428,505
Advances	28,445,245	27,086,568	27,489,919	26,882,282	25,920,846
Mortgage loans held for portfolio, net	2,372,939	2,422,507	2,436,665	683,748	199,980
Deposits and other borrowings	1,118,406	900,713	885,878	1,141,812	1,544,519
Consolidated obligations, net[2]	48,775,006	43,323,379	41,258,302	36,161,825	33,377,289
Mandatorily redeemable capital stock	46,232	64,355	130,888	0	0
Capital	2,171,654	1,918,177	1,886,793	1,791,407	1,660,888

Statement of Income (for the period ended)
Net interest income before provision for credit losses on mortgage loans	214,647	224,749	157,517	132,722	125,920
Provision for credit losses on mortgage loans	358	335	295	77	40
Other income	4,370	(10,091)	(5,614)	6,765	(27,532)
Other expenses	33,211	29,452	24,392	20,210	19,570
Income before assessments	185,448	184,871	127,216	119,200	78,778
Assessments	49,420	49,079	33,760	31,624	20,901
Net income	136,028	135,792	93,456	87,576	57,877

Ratios and Other Financial Data
Dividends paid in cash[3]	354	348	244	43,055	67,792
Dividends paid in stock[3]	101,189	84,912	66,334	14,879	0
Weighted average dividend rate[4]	5.72%	4.68%	3.72%	3.50%	4.56%
Dividend payout ratio	74.65%	62.79%	71.24%	66.15%	117.13%
Return on average equity	6.86%	6.95%	5.03%	5.15%	3.77%
Return on average assets	0.28%	0.29%	0.22%	0.22%	0.16%
Average equity to average assets	4.10%	4.21%	4.33%	4.26%	4.17%
Net interest margin[5]	0.45%	0.49%	0.37%	0.33%	0.34%
Total capital ratio at period end[6]	4.12%	4.08%	4.18%	4.42%	4.38%
Ratio of earnings to fixed charges[7]	1.08	1.12	1.16	1.18	1.10

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
[2]
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 12 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board which governs the issuance of debt for the 12 FHLBanks.

[3]
Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as GAAP dividends were $2,594,000, $384,000 and $109,000 at December 31, 2006, 2005 and 2004, respectively.

[4]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.
[5]	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.
[6]
Total capital ratio is GAAP capital stock, which excludes mandatorily redeemable capital stock in accordance with SFAS 150, plus retained earnings and accumulated other comprehensive income as a percentage of total assets at year-end.

[7]
The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of December 31, 2006 and 2005, and results of operations for the years ended December 31, 2006, 2005 and 2004. This discussion should be read in conjunction with the FHLBank’s audited financial statements and related notes for the year ended December 31, 2006 included in Item 8 of this report.
FINANCIAL REVIEW
Overview
Total assets grew 12.3 percent to $52.7 billion at December 31, 2006, up from $47.0 billion at December 31, 2005. The overall increase was primarily due to a $3.6 billion increase in Federal funds sold. The larger than usual Federal funds sold position at December 31, 2006 was the result of extra liquidity at the end of the month caused by a large member repaying $3.3 billion in advances that matured on December 29, 2006. Advance growth was limited over the one-year period, with advances increasing 5.0 percent from $27.1 billion at the end of 2005 to $28.4 billion at the end of 2006. The increase in advances during 2006 is primarily attributable to the growth in advances to U.S. Central Federal Credit Union and Security Life of Denver Ins. Co., which were two of the FHLBank’s largest borrowers at the end of 2006 (see Tables 2 and 3 in Item 1 — “Business - Advances”). The MPF Program remained relatively stagnant during 2006 with total mortgage loans decreasing 2.0 percent. The volume of mortgage loans purchased has leveled off because of a number of factors, including changes in interest rates, growth in hybrid adjustable rate mortgage (ARM) loans and interest only mortgage products which are not eligible for acquisition through the MPF Program, the relative competitiveness of other market participants’ pricing (i.e. Fannie Mae, Freddie Mac, etc.) and the decreased willingness of the FHLBank to acquire additional out-of-district mortgage loans at the prevailing relative value (the difference between the yield on the mortgage loans and the FHLBank’s cost of funding and hedging the mortgage loans). The FHLBank continues to strive for growth in membership, advances and mortgage loans. Its primary business remains the advance business.
The FHLBank’s net income for 2006 was $136.0 million compared to $135.8 million for 2005. The significant changes in the components of net income are as follows:
•	$10.1 million decrease in net interest income, which included $43.4 million in prepayment fees on terminated advances in 2005 but only $1.1 million in 2006 (decrease income);
•	$16.1 million decrease in net loss on trading securities (increase income);
•	$17.1 million decrease in net gain on derivatives and hedging activities (decrease income);
•	$15.1 million decrease in net realized loss on retirement of debt (increase income); and
•	$3.7 million increase in operating expenses (decrease income).
The FHLBank’s net income for 2005 was higher than it otherwise would have been because it included $40.2 million in prepayment fees associated with the termination of advances by Bank of the West after its acquisition of one of the FHLBank’s largest borrowers, Commercial Federal Bank, FSB, on December 2, 2005. Income from these fees, shown as a component of interest income, is partially offset by a loss of $21.0 million on the retirement of consolidated obligations which funded the advances, and is included in “Other income” as a negative amount. The FHLBank was unable to retire all the outstanding liabilities during 2005, which also contributed net income to appear unusually high for the year. Net of REFCORP and Affordable Housing Program (AHP) assessments, these prepayment fees on the terminated advances and loss on retirement of consolidated obligations recorded during 2005, totaled $15.0 million. Several ratios for 2005 were affected by this event, including return on average equity, return on average assets, net interest margin and dividend payout ratio. The FHLBank retired additional consolidated obligations related to the 2005 termination of advances by Bank of the West during 2006. These debt retirements resulted in losses on retirement of debt of $4.7 million in 2006. Net of REFCORP and AHP assessments, the losses on retirement of debt were $3.4 million for 2006.
The FHLBank’s net interest margin was 0.45 percent for 2006, compared to 0.49 percent in 2005. Return on equity averaged 6.86 percent and 6.95 percent for 2006 and 2005, respectively, primarily because $43.4 million in prepayment fees on terminated advances were received and included in net interest income in 2005 but only $1.1 million were received in 2006 and included in net interest income. Without the impact of the prepayment fees in either year, net interest margin would have been 0.44 percent in 2006 and 0.39 percent in 2005. The FHLBank’s financial performance during 2006 was positively affected by the rise in short-term interest rates over this period, since over 70 percent of the FHLBank’s advances are short-term in nature or re-price frequently during the course of a year (monthly or quarterly). In addition, a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), earns the equivalent of a short-term money market rate and hence the return on this part of equity has increased with the rise in short-term interest rates.
The average dividend rates paid during 2006 were 4.27 percent and 6.12 percent for Class A Common Stock and Class B Common Stock, respectively, with an overall average dividend rate of 5.72 percent for 2006. This was an increase over average dividends paid during 2005 of 3.68 percent and 4.89 percent for Class A Common Stock and

Class B Common Stock, respectively, with an overall average dividend rate of 4.68 percent for 2005. The increase in dividend rates corresponds with the increase in short-term interest rates during 2005 and 2006. Refer to this Item 7 — “Capital Distributions” for further information regarding FHLBank dividend payments.
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
The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described below.
Accounting for Derivatives. The FHLBank carries derivative instruments at fair value on the statement of condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income, depending whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of the FHLBank’s derivatives are structured to offset some or all of the risk exposure inherent in its lending, mortgage purchase, investment and funding activities. Under SFAS 133, the FHLBank is required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the underlying assets or liabilities being hedged may be recognized in a symmetrical manner. Therefore, the accounting framework imposed by SFAS 133 introduces the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the FHLBank’s reported earnings may exhibit considerable variability. The FHLBank emphasizes hedging techniques that are effective under the hedge accounting requirements of SFAS 133. However, in some cases, the FHLBank has elected to retain or enter into derivatives that are economically effective at reducing its risk but do not meet the hedge accounting requirements of SFAS 133, either because the cost of the derivative hedge was economically superior to non-derivative hedging alternatives or because no non-derivative hedging alternative was available. As required by Finance Board regulation and the FHLBank’s RMP, derivative instruments that do not qualify as hedging instruments pursuant to SFAS 133 may be used only if a non-speculative purpose is documented by the FHLBank at the inception of the derivative transaction.
A hedging relationship is created from the designation of a derivative financial instrument as either hedging the FHLBank’s exposure to changes in the fair value of a financial instrument or changes in future cash flows attributable to a balance sheet financial instrument or anticipated transaction. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge does not meet the criteria for shortcut accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item.
For derivative transactions that potentially qualify for long haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long haul fair value hedges. The FHLBank performs testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. The FHLBank then performs regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month the FHLBank uses a consistently applied statistical methodology that employs a sample of 30 historical interest rate environments and includes an R-squared test, a slope test and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, the R-squared must be greater than 0.80, the slope must be between -0.80 and -1.20, and the computed F statistic must be greater than 4.0.
Given that a derivative qualifies for long haul fair value hedge accounting treatment, the most important element of effectiveness testing is the price sensitivity of the derivative and the hedged item in response to changes in interest rates and volatility as expressed by their effective durations. The effective duration will be influenced mostly by the final maturity and any option characteristics. In general, the shorter the effective duration, the more likely it is that effectiveness testing would fail because of the impact of the LIBOR side of the interest rate swap. In this circumstance, the slope criterion is the more likely factor to cause the effectiveness test to fail.
The estimated fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or contain mutual optional termination provisions at par. Since these fair values fluctuate throughout the hedge period and eventually return to par value on the maturity or option exercise date, the earnings impact of fair value changes is only a timing issue for hedging relationships that remain outstanding to maturity or the call termination date.
For derivative instruments and hedged items that meet the requirements of SFAS 133 as described above, the FHLBank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting under SFAS 133, changes in the market value of the derivative are reflected in monthly income. As of December 31, 2006 and 2005, the FHLBank held a portfolio of derivatives that are marked to market with no offsetting SFAS 133 qualifying hedged item. This portfolio includes interest rate caps and floors, interest rate swaps hedging trading securities, interest rate swaps hedging DOE risk and interest rate swaps used to lower the FHLBank’s cost of funds. The total fair value of these positions, including accrued net interest, was $0.3 million and ($15.4) million as of December 31, 2006 and 2005, respectively. While the fair value of these derivative instruments, with no offsetting SFAS 133 qualifying hedged item, will fluctuate with changes in interest rates and the impact on the FHLBank’s earnings can be material, the change in market value of trading securities is expected to partially offset that impact. All trading securities are related to economic hedges but not all economic hedges relate to trading securities. Therefore, the change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the market value of trading securities because there were $4.1 billion and $2.8 billion of derivative notional amounts that were not designated as SFAS 133 qualifying hedges at December 31, 2006 and 2005, respectively, but only $699.0 million and $701.5 million par value of trading securities held by the FHLBank at December 31, 2006 and 2005, respectively. See Tables 57 through 59 under this Item 7, which show the relationship of gains/losses on economic derivative hedges and gains/losses on trading securities. The FHLBank’s projections of changes in estimated fair value of the derivatives have been consistent with actual results. For the balance sheet risks that these derivatives hedge, changes in value historically have been directionally consistent with changes in actual interest rates.
Fair Value. At December 31, 2006 and 2005, certain of the FHLBank’s assets and liabilities, including investments classified as available-for-sale and trading, and all derivatives were presented in the statement of condition at fair value. Under GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or the amount at which that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain of the FHLBank’s assets, liabilities and derivative transactions. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that the FHLBank has sufficient collateral to meet regulatory requirements and to protect itself from a loss.
Fair values are based on market prices when they are available. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayment speeds, market volatility and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.
Deferred Premium/Discount Associated with Prepayable Assets. When the FHLBank purchases mortgage loans and MBS, it often pays an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, establishes accounting guidance that permits the FHLBank to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life.
The FHLBank typically pays more than the unpaid principal balances when the interest rates on the purchased mortgage loans or MBS are greater than prevailing market rates for similar mortgage assets on the transaction date. The net purchase premiums paid are then amortized in accordance with SFAS 91, using the level-yield method over the expected lives of the assets as a reduction in yield (decreases interest income). Similarly, if the FHLBank pays less than the unpaid principal balance because interest rates on the purchased mortgage assets are lower than prevailing market rates on similar mortgage assets on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income).
The level-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay. When interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise.
Mortgage loans are stratified into multiple portfolios according to common characteristics, such as coupon interest rate, final original maturity, and the type of mortgage (i.e., conventional or government insured). For MBS, the FHLBank uses a third-party data service that provides estimates of cash flows, from which the FHLBank determines expected asset lives. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized in order that the yield of each mortgage loan and each MBS is constant for each month until maturity. Amortization of mortgage asset premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends and other market factors such as the increasing popularity of hybrid ARM and interest only mortgage loans.
Changes in amortization will also depend on the accuracy of mortgage loan prepayment projections compared to actual experience. Mortgage loan prepayment speed projections are inherently subject to uncertainty because it is difficult to accurately predict the response to future market conditions of borrowing consumers in terms of refinancing activity even if the market conditions were known. In general, lower interest rates are expected to result in the acceleration of premium amortization and discount accretion, and higher interest rates would be expected to decelerate the amortization of premiums and accretion of discounts.
The effect on net income from the amortization of premiums and accretion of discounts on mortgage loans and MBS for the periods ended December 31, 2006, 2005 and 2004 was a net income increase (decrease) of $0.5 million, ($1.6) million, and ($3.9) million, respectively.
Provision for Credit Losses.
•
Advances. The FHLBank has never experienced a credit loss on an advance and management currently does not anticipate any credit losses on advances. Based on the collateral held as security for advances, management’s credit analysis and prior repayment history, no allowance for losses on advances is deemed necessary. The FHLBank is required by statute to obtain sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government or government agency/GSE securities, residential mortgage loans, deposits in the FHLBank and other real estate related assets.

•
Mortgage Loans. The FHLBank purchases both conventional mortgage loans and FHA/VA mortgage loans under the MPF Program. FHA/VA loans are government-insured or -guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by supplemental mortgage insurance purchased by the member. The CE obligation is the PFI’s potential loss in the loss position after borrower equity, PMI and the FHLBank’s FLA. The PFI absorbs a percentage of realized losses through its CE obligation prior to the FHLBank having to incur an additional credit loss in the last loss position.

The allowance considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the FHLBank’s conventional loan pools is based on an analysis of the performance of the FHLBank’s loan portfolio and an analysis of loan reserve levels used by Fannie Mae and Freddie Mac. This incorporates best estimates for losses on a seasoned, diversified and national portfolio of mortgage loans with similar underwriting standards to the MPF Program. The FHLBank relies on this approach because MPF is a relatively new program and the FHLBank has limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from using peer loan reserve and loss levels and will rely primarily on the actual loss experience of its mortgage loan portfolio. Management will begin to rely primarily on the FHLBank’s actual loss experience when the mortgage loan portfolio is sufficiently seasoned to allow the FHLBank to reasonably estimate probable losses based on its own loss experience.
The process of determining the allowance for loan losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Because of variability in the data underlying the assumptions made in the process of determining the allowance for loan losses, estimates of the portfolio’s inherent risks will change as warranted by changes in the economy, particularly the residential mortgage loan market and changes in house prices. The degree to which any particular change would affect the allowance for loan losses would depend on the severity of the change.
As of December 31, 2006 and 2005, the allowance for loan losses on the conventional mortgage loan portfolio amounted to $854 thousand and $756 thousand, respectively. The allowances reflect the FHLBank’s estimate of probable incurred losses inherent in its mortgage loan portfolio as of those dates.
See Table 29 under this Item 7 for detail of the activity in the allowance for credit losses on mortgage loans.
Impact of Recently Issued Accounting Standards
SFAS 158: In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) (herein referred to as “SFAS 158”). SFAS 158 requires that an employer recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of condition. Accounting under SFAS 158 will place unrecognized gains and losses, prior service cost and credits and transition assets or obligations in accumulated other comprehensive income. In addition, SFAS 158 requires the plan assets and obligations to be measured as of the fiscal year-end. SFAS 158 is effective for companies that have publicly traded equity securities for fiscal years ending after December 15, 2006. Companies that do not have publicly traded equity securities are required to make disclosures of the provisions of the statement, the date adoption is required and the date the employer plans to adopt the recognition provisions of the statement if electing to early adopt for fiscal years ending after December 15, 2006 and before June 16, 2007. The companies without publicly traded equity will then be required to follow the same accounting and disclosures as the companies with publicly traded equity for fiscal years ending after December 15, 2008. FHLBank adopted SFAS 158 effective for the year ending December 31, 2006. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
SAB 108: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (herein referred to as “SAB 108”). SAB 108 addresses how to consider the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, which can be accomplished by quantifying an error under both the rollover and the iron curtain approaches and by evaluating the error measured under each approach. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006 (December 31, 2006 for the FHLBank), with early adoption permitted. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
SFAS 155: The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140 (herein referred to as “SFAS 155”) in February 2006. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the FHLBank), with earlier adoption allowed. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
DIG Issue B40: In January 2007, the FASB issued Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (herein referred to as “DIG Issue B40”). DIG Issue B40 defines circumstances in which a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133. The objective of DIG Issue B40 is to provide a narrow scope exception for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and that meet the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative (including an interest-rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. If a securitized interest contains any other terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument and those terms create an embedded derivative that required bifurcation, that securitized interest would be subject to the requirements of paragraph 13(b) of SFAS 133. DIG Issue B40 is effective upon adoption of SFAS 155 (January 1, 2007 for the FHLBank). The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. Early adoption is permitted. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flow.
SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”). SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. Changes in the fair value for the selected items will be recorded in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied to the entire instrument. SFAS 159 is effective as of the beginning of the FHLBank’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank has not yet determined the effect that the implementation of SFAS 159 will have on its financial condition, results of operations or cash flows.
Balance Sheet Analysis
Overall — At December 31, 2006, the FHLBank’s assets totaled $52.7 billion, up 12.3 percent from December 31, 2005. This increase is primarily attributable to a $3.6 billion increase in Federal funds sold, a $1.4 billion increase in advances and a $0.9 billion increase in held-to-maturity securities. The FHLBank’s level of Federal funds sold at December 31, 2006, was higher than typical due to a large member that had $2.0 billion in advance maturities at or near the end of the year. Because the member’s capital stock was still outstanding at December 31, 2006, the FHLBank leveraged this capital by investing mostly in Federal funds sold.
Total advances increased 5.0 percent at December 31, 2006 to $28.4 billion from $27.1 billion in advances balance at December 31, 2005, primarily because of growth in advances to the FHLBank’s largest borrowers during 2006. Advances to the remaining FHLBank members, mostly mid-sized to smaller members, decreased during 2006. Increasing growth in the economy during 2005, as evidenced by increases in loan demand and the surge in the stock market, reduced the amount of excess liquidity at member institutions and resulted in an overall increase in member demand for FHLBank advances by many of its mid-sized to smaller members during 2005. However, the softening of the United States economy in the last half of 2006 decreased loan demand at many of the mid-sized to smaller members in 2006. In addition, the flattening of the yield curve that occurred in the latter part of 2005 and throughout

2006 has negatively affected long-term investment opportunities for member institutions and consequently increased member liquidity in the form of very short-term assets and resulted in a decrease in demand for FHLBank advances during 2006. Total advances had declined slightly in 2005 for the first time since 1996 because the FHLBank’s second-largest borrower, Commercial Federal Bank, FSB, was purchased by an out-of-district entity and the acquiring bank prepaid 40 percent of the outstanding advances during the month of December 2005.
Most of the growth in the FHLBank’s total assets during 2006 was funded with consolidated obligations, which increased from $43.3 billion at December 31, 2005 to $48.8 billion at December 31, 2006, representing a 12.6 percent increase. Consolidated obligations are the FHLBank’s primary funding source.
Total deposits increased $217.7 million, or 24.2 percent from December 31, 2005 to December 31, 2006. Over the past two years, deposits have represented only 2.0 to 2.2 percent of total liabilities, and thus this increase in deposits has had a minimal impact on the FHLBank’s overall funding cost and funding structure. FHLBank deposit levels are difficult to predict as they are dependent on member demand, which is affected by such factors as the availability of deposits from member customers, investment opportunities, loan demand experienced by members and disintermediation with other sectors of the economy.
Total capital increased from $1.9 billion at December 31, 2005 to $2.2 billion at December 31, 2006, with most of the increase from capital stock supporting member advance activity. During 2005 and 2006 the FHLBank did not carry out any mandatory repurchases of member capital stock; however, in the fourth quarter of 2005 the FHLBank did institute a periodic exchange of excess Class B Common Stock for Class A Common Stock under the provisions of its capital plan. These periodic exchanges were performed during the fourth quarter of 2005 and all of 2006. The FHLBank intends to continue to perform these periodic exchanges during 2007. The FHLBank anticipates that growth in capital stock should closely parallel advance growth in future periods.
SFAS 133 Impact on Balances — The FHLBank adopted SFAS 133 on January 1, 2001. In accordance with SFAS 133, all derivatives are marked to estimated fair value, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net estimated fair value gain or as a liability when there is a net estimated fair value loss. Assets or liabilities in hedging relationships with derivatives designated and qualifying as fair value hedges under SFAS 133 are adjusted for changes in the fair value of the hedged asset or liability that are attributable to the hedged risk resulting in fair value adjustments on the FHLBank’s statement of condition. Table 18 presents SFAS 133 fair value adjustment information for advances, mortgage loans and consolidated obligations as of December 31, 2006 and 2005 (in thousands):
Table 18

12/31/2006	12/31/2005

Advances at pre-SFAS 133 value	$28,376,678	$26,923,169
SFAS 133 basis adjustments	68,567	163,399

Advances at carrying value	$28,445,245	$27,086,568

Mortgage loans held for portfolio at pre-SFAS 133 value	$2,373,386	$2,423,057
SFAS 133 basis adjustments	(447)	(550)

Mortgage loans held for portfolio at carrying value	$2,372,939	$2,422,507

Consolidated obligations at pre-SFAS 133 value	$49,145,235	$43,844,871
SFAS 133 basis adjustments	(370,229)	(521,492)

Consolidated obligations at carrying value	$48,775,006	$43,323,379

Advances - Outstanding advances increased from $27.1 billion at December 31, 2005 to $28.4 billion at December 31, 2006. As discussed in more detail below, the mix of balances outstanding by major advance product type shifted from the end of 2005 to the end of 2006 as members shifted out of convertible advances in favor of short-term fixed rate and adjustable rate callable advances (see Table 1 under Item 1 for a summary of the advance products outstanding at December 31, 2006 and 2005). In 2006, line of credit and short-term, fixed rate advances increased by $1.9 billion, adjustable rate advances increased by $0.8 billion and convertible advances declined by $1.0 billion. The change in the advance product mix during 2006 was driven by several members that shifted their advance activity from convertible to long-term adjustable rate advances. Other members also took the opportunity during 2005 and 2006 to extend advance maturities or increase their levels of long-term fixed rate advances for asset/liability management purposes. During 2006, SFAS 133 basis adjustments on advances decreased as a result of the decreased level of convertible advances which are hedged by the FHLBank with derivatives, as well as a decrease in the values of the hedged convertible advances due to changes in interest rates.
We expect the growth rate in advances in 2007 to be limited as members’ originations of mortgage loans held in portfolio slow due to increased mortgage rates and the slowing housing market. We also expect that members will continue to utilize excess liquidity from maturing investments and from other sources to fund any increased loan demand before turning to the FHLBank for wholesale borrowings in the form of advances. Other than members’ loan demand, factors affecting advance demand include the attractiveness of long-term investment opportunities and the availability of members’ customer deposits, which over the past several years have reversed a trend of annual decreases and even increased significantly during 2005 and 2006. Although the FHLBank experienced increased membership during the two-year period ending December 31, 2006, the growth in advance balances during 2006 primarily reflects increases in advances outstanding to existing members, with most of that advance growth occurring in the FHLBank’s largest borrowing members. The number of members and non-members with outstanding advances was 698 as of December 31, 2005 but declined to 661 as of December 31, 2006 as our mid-sized and smaller members utilized excess liquidity from other sources before turning to advance borrowings.
Table 19 summarizes the par amount of FHLBank advances by year of maturity, or next call date for callable advances, as of December 31, 2006 (in thousands):
Table 19

	Year of Maturity or Next Call Date
		Over one year
	One year or less	through five years	Over five years	Total
December 31, 2006	$18,956,544	$6,752,355	$2,757,111	$28,466,010

Total advances as a percentage of total assets was 53.9 percent and 57.7 percent at December 31, 2006 and 2005, respectively. The percentage of total advances to total assets has historically exceeded 60 percent of FHLBank assets; however, with the growth in mortgage loans and investments during 2005 and 2006, we expect this percentage to be in the range of 55 to 60 percent of total assets in future years. Advances as a percentage of total assets at December 31, 2006, was somewhat distorted by a large member that had $2.0 billion in advance maturities at or near the end of the year. The member drew new advances and requested that its remaining excess capital stock be repurchased in early January 2007, which resulted in the ratio of advances to assets returning to the expected range of 55 to 60 percent of total assets at that time. The average yield on advances, adjusted for the impact of derivatives, was 5.07 percent for the year ended December 31, 2006 compared to 3.55 percent for 2005 and 1.78 percent for 2004 (see Table 20 for yield on advances not adjusted for impact of derivatives). The increase in average advance yields from the year ended December 31, 2004 to the year ended December 31, 2006 is the result of the increase in short-term interest rates, which mostly occurred from mid-2004 through mid-2006. Short-term rates stabilized during the last half of 2006, but average short-term interest rates for 2006 were much higher than the average short-term interest rates for 2004 and 2005 because of the steady increases in short-term interest rates that occurred throughout those years. The level of short-term interest rates affects 73.2 percent of the FHLBank’s current advance balances. As of December 31, 2006, line of credit advances (which re-price daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 42.6 percent of outstanding advances. Adjustable rate advances (re-pricing daily to every three months) represented 16.6 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 14.0 percent. As of December 31, 2005, line of credit advances and short-term, fixed rate advances represented 37.7 percent of outstanding advances. Adjustable rate advances represented 14.6 percent, and convertible advances represented 18.4 percent. As a result, 73.2 percent of the FHLBank’s advance portfolio as of December 31, 2006 and 70.7 percent of the FHLBank’s advance portfolio as of December 31, 2005 re-priced at least every three months. See Table 1 under Item 1 for a summary of the advance products outstanding at December 31, 2006 and 2005. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Item 7 – Table 54, Spread and Yield Analysis, and Table 55, Rate and Volume Analysis, in the “Financial Review – Results of Operations” for further information.

Management believes that in order to fully understand the core operations of the FHLBank, it is critical to know the financial impact of the basic asset or liability separate from that of the derivative instrument associated with the asset or liability. Management utilizes pre-derivative financial results to evaluate the quality of the FHLBank’s earnings, and believes that it provides a more complete disclosure of the impact of derivatives on financial results.
Table 20 presents the GAAP yields on advances and the non-GAAP calculated yields on advances without the impact of derivatives for the year ended December 31, 2006, 2005 and 2004, respectively (in thousands):
Table 20

	12/31/2006	12/31/2005	12/31/2004
GAAP advance yield	5.07%	3.55%	1.78%

GAAP advance interest income	$1,413,713	$1,004,452	$493,577
Amortization of SFAS 133 fair value adjustments	56,283	67,276	37,918
Net interest settlements on derivatives tied to advances	(63,065)	111,014	335,732

Interest income without derivative impact	$1,406,931	$1,182,742	$867,227

Average advance balance	$27,881,941	$28,292,848	$27,803,114
Fair value basis adjustment	(76,744)	(437,264)	(829,162)

Advance balance without derivative impact	$27,805,197	$27,855,584	$26,973,952

Revised advance yield without derivative impact	5.06%	4.25%	3.22%

The FHLBank develops its advance programs, as authorized in the Bank Act and in regulations established by the Finance Board, to meet the specific needs of its members. As a wholesale provider of funds, the FHLBank competes with brokered CDs and repurchase agreements for short- and medium-term maturities. The FHLBank strives to price its advances to be competitive with these markets. While there is less competition in the long-term maturities, member advance demand for these maturities has historically been less than the demand for short-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to the FHLBank’s cost of funds.
Prepayment Fees: The FHLBank prices advances based on the FHLBank’s marginal cost of issuing matched-maturity funding while considering its related administrative and operating costs and desired profitability targets. Advances with a maturity or re-pricing period greater than six months generally incorporate a fee sufficient to make the FHLBank financially indifferent should the borrower decide to prepay the advance.
The FHLBank has no foreign advances at December 31, 2006, 2005, 2004, 2003 and 2002. Table 21 presents the book value of total advances at December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):
Table 21

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Advances	$28,445,245	$27,086,568	$27,489,919	$26,882,282	$25,920,846

Letters of Credit: The FHLBank also issues letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the requirements for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending that is eligible for any of the FHLBank’s CICA programs may also be secured by state and local government securities. Table 22 presents outstanding letter of credit balances as of December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):

Table 22

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Letters of Credit	$2,125,187	$1,865,163	$2,013,764	$1,942,030	$1,785,256

Housing Associates: The FHLBank is permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. Outstanding advances to housing associates totaled $8.2 million and $120.4 million as of December 31, 2006 and 2005, respectively, representing less than one percent of total advances for each period presented. All outstanding housing associates’ advances at December 31, 2006 and 2005 were to state housing finance authorities and therefore the restrictive collateral provisions indicated in Item 1 – “Business – Advances” do not apply.
MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the FHLBank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). The MPF Program provides an alternative outlet for members that originate fixed rate, single-family mortgage products. Despite lower interest rates leading to homeowners’ refinancing their mortgage loans, new loan purchases far outpaced the high level of prepayments from 2002 through 2004. Outstanding mortgage loans, net of the allowance for mortgage loan losses, have grown from $0.2 billion as of December 31, 2002 to $2.4 billion as of December 31, 2006. There were small decreases in the FHLBank’s MPF portfolio during 2005 and 2006, as the FHLBank did not participate in any out-of district mortgage loans and new loans acquired from in-district PFIs were not enough to cover the amount of loans paid down during the year. The FHLBank has continued its efforts to increase the number of members participating in the MPF program. As of December 31, 2006 and 2005, agreements were in place with 131 and 138 PFIs, respectively. The number of PFIs that delivered and sold loans was 122 and 121 at December 31, 2006 and 2005, respectively. We anticipate that the number of PFIs delivering and selling loans to the FHLBank will increase during 2007 and beyond as we strive to increase the number of participating members. However, there is no guarantee that our efforts will increase the number of PFIs. The FHLBank devoted resources during 2005 and 2006 to increasing the volume of mortgage loans acquired from PFIs. To increase the number of PFIs, our account managers focused on members that are active mortgage originators or purchasers. Future volume growth for mortgage loans held in portfolio will depend on a number of factors, including the number and mortgage loan origination volume of new PFIs; the amount of mortgage loan activity all existing PFIs expect to deliver in 2007; refinancing activity; the level of interest rates and the shape of the yield curve; the relative competitiveness of MPF pricing to the prices offered by Fannie Mae, Freddie Mac and other buyers of mortgage loans; and the willingness of other FHLBanks to participate a percentage of mortgage loans that their PFIs are selling into the MPF Program and the willingness of the FHLBank to acquire additional out-of-district mortgage loans at the prevailing relative value (the difference between the yield on the mortgage loans and the FHLBank’s cost of funding and hedging the mortgage loans). The FHLBank did not participate in any out-of-district mortgage loans during 2005 or 2006 and is unlikely to do so during 2007 unless the relative value of fixed rate mortgage loans to its cost of funds improves.
Table 23 presents the top five PFIs of the FHLBank, and the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2006, and the percentage of those loans to total MPF loans outstanding at that date:
Table 23

			MPF Loan Balance	Percent of Total
PFI Name	City	State	as of 12/31/2006	MPF Loans
La Salle National Bank, N.A.	Chicago	IL	$601,399	25.4%
TierOne Bank	Lincoln	NE	495,211	20.9
Bank of the West[1]	San Francisco	CA	476,467	20.1
Sunflower Bank, NA	Salina	KS	64,233	2.7
Golden Belt Bank, FSA	Hays	KS	38,520	1.6

TOTAL			$1,675,830	70.7%

[1]
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Table 24 presents the top five PFIs of the FHLBank, and the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2005, and the percentage of those loans to total MPF loans outstanding at that date:
Table 24

			MPF Loan Balance	Percent of Total
PFI Name	City	State	as of 12/31/2005	MPF Loans

La Salle National Bank, N.A.	Chicago	IL	$691,554	28.6%
Bank of the West[1]	San Francisco	CA	533,206	22.0
TierOne Bank	Lincoln	NE	469,259	19.4
Sunflower Bank, NA	Salina	KS	68,798	2.8
Golden Belt Bank, FSA	Hays	KS	38,185	1.6

TOTAL			$1,801,002	74.4%

[1]
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

The average yield on mortgage loans for the fiscal year was 5.10 percent during 2006 compared to 4.99 percent during 2005 and 4.91 percent during 2004. The average yield on mortgage loans increased each year due primarily to the increase in mortgage interest rates and a decrease in the net write-off of the amortization of premium as a result of the decline in mortgage loan prepayments and the increase in estimated average lives of existing mortgage loans because of increasing mortgage interest rates. The average yield on mortgage loans is expected to remain stable or slightly increase in response to anticipated increases in market interest rates on mortgage loans during 2007. See Table 54, Spread and Yield Analysis, and Table 55, Rate and Volume Analysis, under Item 7 for further information.
Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA and VA loans) that are contractually past due 90 days or more. Table 25 presents the unpaid principal for conventional and government-insured mortgage loans as of December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):
Table 25

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Conventional mortgage loans	$2,307,079	$2,360,896	$2,380,202	$638,930	$181,704
Government-insured mortgage loans	63,105	58,275	52,394	40,273	17,660

Total outstanding mortgage loans	$2,370,184	$2,419,171	$2,432,596	$679,203	$199,364

Table 26 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):
Table 26

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Performing mortgage loans	$2,365,122	$2,414,827	$2,431,225	$679,049	$199,165
Non-performing mortgage loans	4,379	4,052	727	66	140
Mortgage loans 90 days or more past due and accruing	683	292	644	88	59

Total outstanding mortgage loans	$2,370,184	$2,419,171	$2,432,596	$679,203	$199,364

Information regarding the interest income shortfall on the non-performing loans during the periods ending December 31, 2006 and 2005 is included in Table 27 (in thousands):
Table 27

	12/31/2006	12/31/2005
Interest contractually due during the year on non-performing mortgage loans	$328	$259
Interest income received during the year on non-performing mortgage loans	264	211

Shortfall	$64	$48

MPF Allowance for Credit Losses on Mortgage Loans: At December 31, 2006, 2005, 2004, 2003 and 2002 the FHLBank had recorded an allowance for credit losses of $854,000, $756,000, $424,000, $129,000 and $52,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the statement of condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios. Management believes that policies and procedures are in place to effectively manage the credit risk on MPF mortgage loans.
The credit risk of MPF loans is managed by structuring potential credit losses into certain layers. As is customary for conventional mortgage loans, PMI is required for MPF loans with down payments of less than 20 percent of the original purchase price (purchase transactions only). Losses beyond the PMI layer are absorbed by an FLA established by the FHLBank for each pool of mortgage loans sold by a PFI up to the amount of the FLA. If losses beyond this layer are incurred, they are absorbed through a CE obligation (see Item 1 – “Business – Mortgage Loans Held for Portfolio” for additional information).
Table 28 presents a roll forward analysis of the FLA for the periods ended December 31, 2006 and 2005 (in thousands):
Table 28

	Increase to FLA	Losses Incurred[1]	Total
Balance at December 31, 2004	$10,591	$(12)	$10,579
Increase to FLA	725	0	725
Losses incurred	0	0	0

Balance at December 31, 2005	11,316	(12)	11,304
Increase to FLA	572	0	572
Losses incurred	0	(54)	(54)

Balance at December 31, 2006	$11,888	$(66)	$11,822

[1]	There were de minimis reductions in CE fees paid for losses absorbed in the FLA during 2006, and no reductions for 2005. Losses did not exceed the FLA balance at any time during 2006 or 2005.
Table 29 presents the allowance for mortgage loan losses as of December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):
Table 29

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Balance, beginning of year	$756	$424	$129	$52	$19
Provision for mortgage loan losses	358	335	295	77	40
Charge-offs	(260)	(3)	0	(7)	(7)
Recoveries	0	0	0	7	0

Balance, end of period	$854	$756	$424	$129	$52

The ratio of net (charge-offs) recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2006, 2005, 2004, 2003 and 2002.
FHLBank Topeka’s mortgage loans held in portfolio are dispersed across all 50 states and one U.S. territory as of December 31, 2006, 2005 and 2004. Prior to 2004, the FHLBank’s mortgage loans held in portfolio were concentrated in the FHLBank’s four-state district. The largest concentration of loans is in the states of Kansas and Nebraska, which as a percent of total loans together represented 49 percent, 46 percent and 41 percent as of

December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, no zip code represented more than 5 percent of total mortgage loans. The median size of a mortgage loan was approximately $65,000 at December 31, 2006, 2005 and 2004. Table 30 is a summary of the percentage geographic concentration by region as of December 31, 2006, 2005, 2004, 2003 and 2002:
Table 30

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Midwest[2]	41.5%	40.3%	38.9%	58.3%	85.7%
Northeast[3]	6.3	7.0	7.9	2.0	0.0
Southeast[4]	8.2	9.2	10.7	0.7	0.1
Southwest[5]	38.6	37.3	34.6	36.9	14.0
West[6]	5.4	6.2	7.9	2.1	0.2

TOTAL[1]	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Percentages are calculated based on the unpaid principal balance at the end of each year.
[2]	Midwest includes: IA, IL, IN, MI, MN, ND, NE, OH, SD and WI
[3]	Northeast includes: CT, DE, MA, ME, NH, NJ, NY, PA, RI and VT
[4]	Southeast includes: AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV
[5]	Southwest includes: AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT
[6]	West includes: AK, CA, HI, ID, MT, NV, OR, WA and WY
Table 31 provides the weighted average FICO® scores and weighted average LTV at origination for conventional mortgage loans outstanding at December 31, 2006, 2005, 2004, 2003 and 2002:
Table 31

	12/31/2006	12/31/2005	12/31/2004	12/31/2003	12/31/2002
Weighted average FICO® score[1] at origination	740.0	739.7	738.5	746.7	743.7
Weighted average LTV[2] at origination	72.0%	71.5%	71.0%	70.4%	71.9%

[1]
FICO® is a widely used credit industry model developed by Fair Isaac Corporation to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered “sub-prime.”

[2]	LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk of loss generating a default and also means higher loss severity.
Investments – Investments increased 25.7 percent from December 31, 2005 to December 31, 2006, while the FHLBank’s assets increased by 12.3 percent for the same period. Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The FHLBank’s level of investments at December 31, 2006, was somewhat distorted by a large member that had $2.0 billion in advance maturities at or near the end of the year. Because the member’s capital stock was still outstanding at December 31, 2006, the FHLBank leveraged this capital by investing in short-term money market investments. The member drew new advances and requested that its remaining excess capital stock be repurchased in early January 2007, which resulted in a reduction in total FHLBank investments at that time. The average yield on investments was 5.13 percent during 2006 compared to 3.84 percent during 2005 and 2.84 percent during 2004. Yields on investments increased from 2004 to 2006 due to rising interest rates. The FMOC increased the target rate on overnight Federal funds from 1.00 percent to 5.25 percent over the two years beginning in June 2004 and ending in June 2006, with the FOMC target rate remaining at 5.25 percent as of December 31, 2006. The average rate on FHLBank investments rose in conjunction with the increase in short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio. Because the FMOC has not increased the target rate since June 2006, the average rate on investments is expected to stabilize or decline slightly during 2007. Our expectation could change if the FMOC increases its Federal fund target rate or if capital market expectations change during 2007. See Table 54, Spread and Yield Analysis, and Table 55, Rate and Volume Analysis, under this Item 7 for further information on yield and balance fluctuations during 2005 and 2006.
Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $14.5 billion and $9.8 billon at December 31, 2006 and 2005, respectively. The increase from 2005 to 2006 was primarily due to an increase in Federal funds sold. As discussed previously in this section, the larger than usual Federal funds sold position was the result of extra liquidity at the end of the year caused by a large member repaying $2.0 billion of its advances that matured on December 29, 2006. The FHLBank’s long-term investment portfolio, consisting of U.S. Treasury obligations, U.S. government agency and GSE securities, MBS and taxable state or local housing finance agency securities were $7.1 billion and $7.4 billion at December 31, 2006 and 2005, respectively. The U.S. agency and GSE securities provide attractive returns, serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s agency and GSE instruments are fixed rate bonds and some are swapped from fixed to variable rates. All swapped agency instruments are classified as trading securities. In the statements of income, the change in fair values of the trading securities flow through “net gain (loss) on trading securities” at the same time as the change in fair values on the derivatives flow through “net gain (loss) on derivatives and hedging activities.” Net interest payments on these swaps also flow through “net gain (loss) on derivatives and hedging activities” since the swaps do not qualify for hedge accounting treatment under SFAS 133 (i.e., these are non-SFAS 133 “economic” hedges; see Item 7 – “Financial Review – Derivatives” for further information).
The FHLBank’s RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to maximize the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank.
The FHLBank has reduced its participation in the market for taxable state housing finance agency securities outside its four-state area, but remains an active supporter of the state housing finance agency market within the FHLBank’s Tenth District. The FHLBank continues to purchase limited amounts of variable rate out-of-district housing finance agency securities when other FHLBanks choose not to purchase their in-district securities. State or local housing finance agencies provide funds for low-income housing and other similar initiatives. By purchasing state or local housing finance agency securities in the primary market, the FHLBank not only receives competitive returns but also provides necessary liquidity to traditionally underserved segments of the housing market. In 2000, the FHLBank initiated a new line of business by executing Standby Bond Purchase Agreements (SBPA) with two state housing finance authorities within the Tenth District. For a predetermined fee, the FHLBank accepts an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the housing finance authority repurchases the bonds according to a schedule established by the standby agreement. The standby bond purchase commitments executed by the FHLBank expire after five years (no later than 2011), though some are renewable upon request of the housing finance authority and at the option of the FHLBank. Total commitments for bond purchases under the SBPAs were $724 million and $765 million as of December 31, 2006 and 2005, respectively. The FHLBank was not required to purchase any bonds under these agreements during the periods ended December 31, 2006 or 2005.
Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes. The FHLBank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The FHLBank holds securities in the available-for-sale portfolio for asset/liability purposes. If fixed rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. If variable rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as available-for-sale securities, resulting in the changes in fair value of both the derivatives hedging the securities and the available-for-sale securities being recorded in other comprehensive income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities. See Notes 4 through 6 in the “Notes to Financial Statements” included in Item 8 to this report for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of December 31, 2006, 2005 and 2004 are summarized by security type in Tables 32 through 34 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 32

December 31, 2006
			Due after one	Due after five
		Due in one year	year through	years through 10	Due after 10
Security Type	Carrying Value	or less	five years	years	years
Interest bearing deposits:
CDs	$3,985,000	$3,985,000	$0	$0	$0
Bank notes	275,000	275,000	0	0	0
Swap cash collateral	67,430	67,430	0	0	0
MPF deposits	29	29	0	0	0

Total interest bearing deposits	4,327,459	4,327,459	0	0	0

Overnight Federal funds sold	5,935,500	5,935,500	0	0	0

Term Federal funds sold	2,119,000	2,119,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	620	620	0	0	0
FHLBank obligations	15,052	15,052	0	0	0
Fannie Mae obligations[1]	181,611	75,218	52,063	54,330	0
Freddie Mac obligations[1]	503,406	0	302,781	200,625	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	3,436	0	0	0	3,436

Total trading securities	704,125	90,890	354,844	254,955	3,436

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,668	49,143	52,525	0	0

Total available-for-sale securities	101,668	49,143	52,525	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,774,449	1,774,449	0	0	0
State or local housing agencies	238,873	0	10,000	600	228,273
Fannie Mae obligations[1]	100,008	100,008	0	0	0
Freddie Mac obligations[1]	99,940	99,940	0	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	1,145,425	0	536	2,395	1,142,494
Freddie Mac obligations[1]	1,379,899	0	0	3,664	1,376,235
Ginnie Mae obligations[2]	17,118	0	275	2,093	14,750
Other – non-government	3,621,671	0	0	0	3,621,671

Total held-to-maturity securities	8,377,383	1,974,397	10,811	8,752	6,383,423

TOTAL	$21,565,135	$14,496,389	$418,180	$263,707	$6,386,859

[1]
Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 33

December 31, 2005
			Due after one	Due after five
		Due in one year	year through	years through 10	Due after 10
Security Type	Carrying Value	or less	five years	years	years
Interest bearing deposits:
CDs	$4,131,998	$4,131,998	$0	$0	$0
Bank notes	175,000	175,000	0	0	0
Swap cash collateral	91,700	91,700	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	4,398,723	4,398,723	0	0	0

Overnight Federal funds sold	3,179,500	3,179,500	0	0	0

Term Federal funds sold	1,325,000	1,325,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	1,836	0	1,836	0	0
FHLBank obligations	15,284	0	15,284	0	0
Fannie Mae obligations[1]	183,851	0	76,647	107,204	0
Freddie Mac obligations[1]	508,274	0	97,774	410,500	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	4,745	0	0	0	4,745

Total trading securities	713,990	0	191,541	517,704	4,745

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	102,689	0	102,689	0	0

Total available-for-sale securities	102,689	0	102,689	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	829,614	829,614	0	0	0
State or local housing agencies	308,520	0	10,355	6,045	292,120
Fannie Mae obligations[1]	150,064	49,862	100,202	0	0
Freddie Mac obligations[1]	99,656	0	99,656	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	847,488	0	1,002	3,097	843,389
Freddie Mac obligations[1]	891,590	0	0	4,911	886,679
Ginnie Mae obligations[2]	22,767	0	504	2,475	19,788
Other – non-government	4,290,310	0	0	0	4,290,310

Total held-to-maturity securities	7,440,009	879,476	211,719	16,528	6,332,286

TOTAL	$17,159,911	$9,782,699	$505,949	$534,232	$6,337,031

[1]
Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 34

December 31, 2004
			Due after one	Due after five
		Due in one year	year through	years through 10	Due after 10
Security Type	Carrying Value	or less	five years	years	years
Interest bearing deposits:
CDs	$2,865,000	$2,865,000	$0	$0	$0
Bank notes	150,000	150,000	0	0	0
Swap cash collateral	109,034	109,034	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	3,124,059	3,124,059	0	0	0

Overnight Federal funds sold	2,840,000	2,840,000	0	0	0

Term Federal funds sold	790,000	790,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	3,010	0	3,010	0	0
FHLBank obligations	15,979	0	15,979	0	0
Fannie Mae obligations[1]	189,997	0	80,308	109,689	0
Freddie Mac obligations[1]	524,656	0	100,219	424,437	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	6,678	0	0	0	6,678

Total trading securities	740,320	0	199,516	534,126	6,678

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	106,299	0	49,691	56,608	0

Total available-for-sale securities	106,299	0	49,691	56,608	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	608,849	608,849	0	0	0
State or local housing agencies	408,615	5,000	10,455	24,110	369,050
Fannie Mae obligations[1]	149,952	0	149,952	0	0
Freddie Mac obligations[1]	350,018	250,632	99,386	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	557,114	0	1,658	4,245	551,211
Freddie Mac obligations[1]	614,437	0	943	6,646	606,848
Ginnie Mae obligations[2]	39,203	0	0	2,319	36,884
Other – non-government	4,559,657	0	19,990	7,997	4,531,670

Total held-to-maturity securities	7,287,845	864,481	282,384	45,317	6,095,663

TOTAL	$14,888,523	$7,618,540	$531,591	$636,051	$6,102,341

[1]
Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 35 presents the FHLBank’s MBS investment portfolio by categories of securities as of December 31, 2006, 2005 and 2004 (in thousands):
Table 35

	12/31/2006		12/31/2005		12/31/2004
	Carrying	Percent of	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total	Value	Total
Private issue residential MBS	$3,570,314	57.9%	$4,223,620	69.7%	$4,442,350	76.8%
U.S. agency residential MBS	2,545,878	41.3	1,766,590	29.2	1,217,432	21.1
Private issue commercial MBS	40,538	0.7	40,555	0.7	73,050	1.3
Home equity loans	9,335	0.1	23,963	0.4	41,305	0.7
Manufactured housing	1,484	0.0	2,172	0.0	2,952	0.1

TOTAL	$6,167,549	100.0%	$6,056,900	100.0%	$5,777,089	100.0%

Yield Characteristics: Table 36 presents the yield characteristics of the FHLBank’s non-MBS investments, classified as held-to-maturity securities, available-for-sale securities and trading securities, as of December 31, 2006:
Table 36

	12/31/2006
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	5.28%	1.99%	6.54%
Due after one year through five years	7.15	2.69	5.14
Due after five years through 10 years	7.02	—	5.04
Due after 10 years	4.44	—	—

Table 37 presents the yield characteristics of the FHLBank’s MBS investments, classified as held-to-maturity securities, available-for-sale securities and trading securities, as of December 31, 2006:
Table 37

	12/31/2006
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	6.49	—	—
Due after five years through 10 years	6.09	—	—
Due after 10 years	5.00	—	6.01

Table 38 presents securities held by the FHLBank from issuers, excluding U.S. government agencies, with book values greater than ten percent of FHLBank capital as of December 31, 2006 (in thousands):
Table 38

12/31/2006
Name of Issuer	Total Book Value	Total Fair Value
Citicorp Mortgage Securities Inc.	$447,986	$445,307
Structured Asset Securities Corp.	283,979	279,032
Countrywide Home Loans	282,828	277,248
Westpac Banking Corp.	259,477	259,477
Bank of America Corp.	252,549	252,549
Master Asset Securitization Trust	241,435	236,345

TOTAL	$1,768,254	$1,749,958

Note: None of the issuers of these securities are FHLBank Topeka members or subsidiaries of FHLBank Topeka members.

Securities Ratings: Table 39 presents the percentage of FHLBank investments classified as held-to-maturity, available-for-sale or trading securities by rating as of December 31, 2006 and 2005:
Table 39

Investment Rating	12/31/2006	12/31/2005
Long-term rating:
AAA	80.0%	89.0%
AA	0.7	0.9
Short-term rating:
A-1 or higher/P-1	19.3	10.1

TOTAL	100.0%	100.0%

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest bearing products. The annualized average rate paid on interest-bearing deposits was 4.83 percent, 3.06 percent and 1.13 percent for 2006, 2005 and 2004, respectively. The average rate paid on deposits increased in tandem with rising short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits (see Item 1 – “Business – Deposits – Liquidity Requirements”). The majority of the deposits is in overnight or demand accounts that re-price daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Total deposits were $1.1 billion and $0.9 billion at December 31, 2006 and 2005, respectively. Declines in the level of FHLBank deposits could occur during 2007 if demand for loans at member institutions increases or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any reduction in deposits with similarly priced borrowings.
At December 31, 2006 and 2005, time deposits in denominations of $100,000 or more totaled $1,050,000 and $95,425,000, respectively. Table 40 presents the maturities for time deposits in denominations of $100,000 or more by remaining maturity as of December 31, 2006 and 2005 respectively (in thousands):
Table 40

		Over 3 months	Over 6 months
	3 months	but within	but within
	or less	6 months	12 months	Total
Time certificates of deposit (by remaining maturity at December 31, 2006)	$0	$1,050	$0	$1,050
Time certificates of deposit (by remaining maturity at December 31, 2005)	91,890	2,885	650	95,425

Table 41 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits for 2006, 2005 and 2004 (in thousands). Deposit types are included if the 10 percent threshold is met in any year.
Table 41

	12/31/2006		12/31/2005		12/31/2004
	Amount	Rate	Amount	Rate	Amount	Rate
Member demand deposits	$104,914	4.60%	$121,816	2.74%	$114,287	0.90%
Member overnight deposits	669,875	4.87	671,994	3.10	913,820	1.16

Consolidated Obligations – Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances and investments. As noted in the “Risk Management” section under Item 7A, the

FHLBank uses debt with a variety of maturities and option characteristics to manage its DOE and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically reconfigure funding terms and costs.
The period-end balances for December 31, 2006, 2005, 2004, 2003, and 2002 include fair value adjustments [(debit) credit adjustment] related to SFAS 133 of ($370.2) million, ($521.5) million, ($271.0) million, ($185.6) million and $346.1 million, respectively. The average annualized effective rate paid on consolidated obligations, adjusted for the impact of derivatives (see Table 42 that presents effective rate paid without impact of derivatives), was 4.91 percent during 2006, 3.44 percent during 2005 and 2.03 percent during 2004. The average effective rate paid on consolidated obligations increased in response to increasing market interest rates and increased volume in issuances of long-term fixed rate debt. The FHLBank increased the optionality in the liability portfolios used to fund assets with prepayment characteristics during the period from 2002 through 2006. As the FHLBank continues to increase the optionality of its liabilities funding the MBS/CMO and mortgage loan portfolios, management anticipates that interest spreads will decline in 2007 from the relatively high levels of 2005 and 2006. See Table 54, Spread and Yield Analysis, and Table 55, Rate and Volume Analysis, under Item 7 – “Financial Review – Results of Operations” for further information.
As stated previously, management uses pre-derivative financial results to evaluate the quality of the FHLBank’s earnings. Table 42 presents the GAAP annualized rate on consolidated obligations and the non-GAAP annualized effective rate paid on consolidated obligations adjusted to remove the impacts of derivatives for the period ends noted (in thousands):
Table 42

	12/31/2006	12/31/2005	12/31/2004
GAAP effective rate paid on consolidated obligations	4.91%	3.44%	2.03%

GAAP consolidated obligation interest expense	$2,195,867	$1,470,910	$782,404
Net interest settlements on derivatives tied to consolidated obligations	(148,330)	151,710	588,616
Amortization of SFAS 133 fair value adjustments	(4,456)	(3,510)	(2,519)

Interest expense without derivative impact	$2,043,081	$1,619,110	$1,368,501

Average consolidated obligation balance	$44,719,916	$42,717,612	$38,619,241
Fair value basis adjustment	584,443	370,378	252,769

Consolidated obligation balance without derivative impact	$45,304,359	$43,087,990	$38,872,010

Revised effective rate paid on consolidated obligations without the derivative impact	4.51%	3.76%	3.52%

Borrowings with original maturities of one year or less are classified as short-term. Table 43 summarizes short-term borrowings for years ended December 31, 2006, 2005 and 2004 (in thousands):
Table 43

	12/31/2006	12/31/2005	12/31/2004
Discount Notes:
Outstanding at end of the period	$16,736,007	$13,434,760	$12,768,488
Weighted average rate at end of the period	5.07%	3.95%	1.96%
Daily average outstanding for the period	$13,539,010	$13,590,452	$9,934,594
Weighted average rate for the period	4.95%	3.19%	1.42%
Highest outstanding at any month-end	$16,736,007	$15,261,253	$12,768,488

Derivatives – The FHLBank recorded derivative assets of $66.6 million and $22.0 million and derivative liabilities of $203.6 million and $413.0 million at December 31, 2006 and 2005, respectively. All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates fluctuate.
The FHLBank uses derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., non-SFAS 133 economic hedge). Non-SFAS 133 hedges (economic hedges) are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under the rules of SFAS 133, but are acceptable hedging strategies under the FHLBank’s RMP. To meet the hedging needs of its members, the FHLBank enters into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive SFAS 133 hedge accounting and are separately marked-to-market through earnings (classified as economic hedges). The notional amounts and estimated fair values (including accrued interest) by type of derivative held as of December 31, 2006 and 2005, are included in Table 44 (amounts in thousands):
Table 44

	12/31/2006		12/31/2005
	Notional	Fair Value	Notional	Fair Value
Derivatives:
Fair value hedges	$32,006,898	$(137,261)	$29,591,727	$(375,552)
Economic derivatives	4,068,764	305	2,776,850	(15,424)

TOTAL	$36,075,662	$(136,956)	$32,368,577	$(390,976)

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. Table 45 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for preferable hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for preferable hedge accounting treatment. Amounts at December 31, 2006 and 2005 are as follows (in thousands):

Table 45

	12/31/2006		12/31/2005
	Notional	Fair Value	Notional	Fair Value
Advances:
Fair value	$8,262,752	$21,257	$9,564,476	$(11,170)

Investments:
Economic	2,359,018	5,961	1,751,468	(3,762)

Mortgage loans:
Stand-alone delivery commitments	14,006	(31)	16,003	42

Discount Notes:
Economic	1,000,000	94	0	0

Consolidated obligations:
Fair value	23,744,146	(289,599)	20,027,251	(434,723)
Economic	450,000	815	675,000	(3,732)

Subtotal	24,194,146	(288,784)	20,702,251	(438,455)

Intermediary:
Economic	245,740	197	334,379	398

TOTAL	$36,075,662	$(261,306)	$32,368,577	$(452,947)

Total derivative fair value excluding accrued interest		$(261,306)		$(452,947)
Accrued interest		124,350		61,971

NET DERIVATIVE FAIR VALUE		$(136,956)		$(390,976)

Net derivative assets balance		$66,623		$22,018
Net derivative liabilities balance		(203,579)		(412,994)

NET DERIVATIVE FAIR VALUE		$(136,956)		$(390,976)

Capital – Total capital consists of capital stock, accumulated other comprehensive income and retained earnings. Capital increased by 13.2 percent from December 31, 2005 to December 31, 2006. The majority of the increase in capital stock was a result of advance growth. Note that under the FHLBank’s capital plan, members must purchase additional activity-based stock as their advances increase. However, the stock is not automatically repurchased by the FHLBank when a member’s advances mature. Consequently, some of the increase in capital stock between the end of 2005 and the end of 2006 may be applicable to advance growth that occurred within the year, but that had been repaid prior to the end of 2006. As member advance activity and mortgage loan sales through the MPF Program increase, stock held by members to support these activities will likewise increase. From the end of 2005 to the end of 2006, capital stock also grew because of the fact that the FHLBank pays its quarterly dividends in the form of capital stock. FHLBank management believes that under the current capital plan, capital stock growth should increase along with any advance and mortgage loan growth in future periods. The FHLBank expects to continue paying dividends primarily in stock in 2007, but this could change based on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 29, 2006 (see Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings”). FHLBank believes that dividends paid in the form of stock are advantageous to members because FHLBank stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member. Dividends paid in stock can be utilized by members to support future activity with the FHLBank or can be redeemed by the member if the amounts represent excess stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”).
On March 8, 2006, the Finance Board approved a proposed regulation intended to strengthen the capital structure of the FHLBanks by requiring a minimum level of retained earnings and restricting the amount of excess stock that any FHLBank may accumulate. Under the proposed regulation, the Finance Board would require a minimum level of retained earnings equal to $50 million plus one percent of each FHLBank’s non-advance assets. On December 22, 2006, the Finance Board adopted a final rule entitled “Limitation on Issuance of Excess Stock.” The final rule, published in the Federal Register on December 28, 2006 with an effective date of January 29, 2007, is based on the March 8, 2006 proposed Finance Board rule. The final rule, however, deals only with the excess stock provisions of the proposal. The Finance Board indicated in the final rule that it intends to address retained earnings in a later rulemaking, but did not set forth any timeline. See Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings.”
The FHLBank’s capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock by the FHLBank prior to the end of the redemption period is entirely at the discretion of the FHLBank (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at FHLBank discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although the FHLBank can, at its discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as the FHLBank will remain in compliance with its regulatory capital requirements after such repurchase. Ownership of the FHLBank’s capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 46 as of December 31, 2006, 2005, 2004, 2003 and 2002 (in thousands):
Table 46

	Commercial		Credit	Insurance
	Banks	Thrifts	Unions	Companies	Other[1]	Total

December 31, 2006	$759,982	$655,421	$359,070	$232,519	$0	$2,006,992
December 31, 2005	754,574	645,577	208,697	179,493	0	1,788,341
December 31, 2004	659,869	822,509	169,481	153,210	0	1,805,069
December 31, 2003	614,779	881,703	98,603	141,238	3,629	1,739,952
December 31, 2002	559,460	839,933	96,061	116,589	18,980	1,631,023

[1]
“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. Mandatorily redeemable capital stock under SFAS 150, adopted by the FHLBank effective January 1, 2004, is recorded as a liability and is not reflected in this table. Capital stock held by non-members after January 1, 2004 would be recorded as mandatorily redeemable capital stock.

As noted previously in Item 1 – “Business – Capital, Capital Rules and Dividends,” at the close of business on September 30, 2004, outstanding shares of the existing capital stock of the FHLBank were converted into shares of Class A Common Stock or Class B Common Stock. Following are highlights from the FHLBank’s current capital plan:
•	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
•	Both classes have $100 par value and both are defined as common stock;
•
Class A Common Stock is required for membership. The initial membership requirement is 0.2 percent of total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 10,000 shares ($1,000,000). The membership, or asset-based, stock requirement is recalculated once a year except in the case of mergers. Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member;

•
To the extent that a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with the FHLBank. The activity-based requirements listed below are the initial requirements as of the conversion date and are subject to change by the FHLBank’s board of directors within ranges specified in the capital plan. The initial requirements as of the conversion date remain in effect. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction as follows:

o	Advances – 5.0 percent of outstanding advances (range = 4.0 to 6.0 percent);

o	Letters of credit – 0.0 percent of outstanding letters of credit (range = 0.0 to 1.0 percent);

o
Acquired Member Assets – 2.0 percent of the principal amount of member’s MPF loans held by the FHLBank (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

o	Derivatives (swaps, caps, floors and equity options) – 0.0 percent of the total notional amount (range = 0.0 to 2.0 percent);

•
Excess stock is calculated periodically. The FHLBank may exchange excess Class B Common Stock for Class A Common Stock, but only if the FHLBank remains in compliance with its regulatory capital requirements after the exchange;

•
A member may hold excess Class A or Class B Common Stock, subject to the FHLBank’s rights to repurchase excess stock or to exchange excess Class B Common Stock for Class A Common Stock, or may ask to redeem all or part of its excess Class A or Class B Common Stock. A member may also ask to exchange all or part of its excess Class A or Class B Common Stock for Class B or Class A Common Stock, respectively, but all such exchanges are completed at the FHLBank’s discretion;

•
As a member increases its activities with the FHLBank above the amount of activity supported by its asset-based requirement, excess Class A Common Stock is first exchanged for Class B Common Stock to meet the activity requirement prior to the purchase of additional Class B Common Stock;

•
Under the plan, the board of directors establishes a dividend parity threshold that is a rate per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of the FHLBank’s assets or liabilities (average yield on advances, average cost of consolidated obligations, etc.);

•
Class A and Class B Common Stock share in dividends equally up to the dividend parity threshold, then the dividend rate for Class B Common Stock can exceed the rate for Class A Common Stock, but the Class A Common Stock dividend rate can never exceed the Class B Common Stock dividend rate;

•
Members were notified of the initial reference interest rate and spread that defines the dividend parity threshold prior to implementation of the plan (average three-month LIBOR for a dividend period plus 50 basis points) and will be notified at least 90 days prior to any change thereof (note that the current dividend parity threshold of average three-month LIBOR for a dividend period minus 100 basis points was established by the board of directors on December 16, 2005);

•	A member may submit a redemption request to the FHLBank for any or all of its excess Class A and/or Class B Common Stock;
•
Within five business days of receipt of a redemption request for excess Class A Common Stock, the FHLBank must notify the member if it declines to repurchase the excess Class A Common Stock, at which time the six-month waiting period will apply. Otherwise, the FHLBank will repurchase any excess Class A Common Stock within five business days;

•
Within five business days of receipt of a redemption request for excess Class B Common Stock, the FHLBank must notify the member if it declines to repurchase the excess Class B Common Stock, at which time the five-year waiting period will apply. Otherwise, the FHLBank will repurchase any excess Class B Common Stock within five business days;

•
A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time. There is no grace period after the submission of a redemption request during which the member may cancel its redemption request without being charged a cancellation fee; and

•	Each required share of Class A and Class B Common Stock is entitled to one vote up to the statutorily imposed voting caps.
The FHLBank’s activity-based requirements are consistent with its cooperative structure: members’ stock ownership requirements generally increase as their activities with the FHLBank increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based requirement and the member is required to purchase Class B Common Stock, the required purchase of Class B Common Stock may deter the members from entering into additional activity with the FHLBank. Factors that affect members’ willingness to enter into activity with the FHLBank and purchase additionally required activity-based stock include, but are not limited to, the FHLBank’s dividend rates, the risk-based capital weighting of FHLBank capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), FHLBank management believes that its activity-based stock purchase requirement for advances has not significantly reduced advance activity with its members, although that may not hold true in the future. Given the competitiveness of the mortgage loan market and the fact that member balance sheets do not increase as mortgages are sold into the secondary market or sold into the MPF Program, it is possible that the FHLBank’s activity-based requirement for AMA might have a significant bearing on a member’s willingness to sell mortgage loans to the FHLBank under its MPF Program. This is one of the reasons that the initial activity-based stock purchase requirement for AMA was set at the lower end of the FHLBank’s permissible range under the capital plan (range = 0.0 to 6.0 percent of the current outstanding balance of AMA originated by or through the member and acquired by the FHLBank). Since the implementation of the FHLBank’s capital plan as of the close of business on

September 30, 2004, FHLBank management does not believe that its activity-based stock purchase requirement for AMA assets has had any significant negative influence on members’ willingness to participate in the MPF Program and sell the FHLBank mortgage loans under the MPF Program, although this may not hold true in the future. Table 47 provides a summary of member capital requirements under the FHLBank’s current capital plan as of December 31, 2006 and 2005 (in thousands):
Table 47

Requirement	12/31/2006	12/31/2005

Asset-based (Class A only)	$306,318	$309,533
Activity-based (additional Class B) [1]	1,257,828	1,157,099

Total Required Stock	1,564,146	1,466,632
Excess Stock (Class A and B)	489,078	386,064

Total Stock [2]	$2,053,224	$1,852,696

Activity-based Requirements:
Advances [3]	$1,422,890	$1,347,800
AMA assets (MPF mortgage loans) [4]	39,218	38,945

Total Activity-based Requirement	1,462,108	1,386,745
Asset-based Requirement (Class A stock) not supporting member activity [1]	102,038	79,887

Total Required Stock [2]	$1,564,146	$1,466,632

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements since housing associates cannot own FHLBank stock.

[4]	Out-of-district AMA mortgage loan participations purchased through other FHLBanks do not have activity-based stock requirements since these assets are not purchased from members of FHLBank Topeka.
The FHLBank is subject to three capital requirements under provisions of the GLB Act, the Finance Board’s capital structure regulation and the FHLBank’s current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, the FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as retained earnings and Class B stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board, in its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. The FHLBank is required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements at December 31, 2006 and 2005 as demonstrated in Table 48 (in thousands):
Table 48

	12/31/2006		12/31/2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$466,642	$1,647,068	$426,149	$1,429,690
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,109,559	$2,224,979	$1,878,395	$1,989,966
Leverage capital ratio	5.0%	5.8%	5.0%	5.8%
Leverage capital	$2,636,948	$3,048,513	$2,347,993	$2,704,811
As described in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks is required to pay a portion of its earnings to REFCorp. The GLB Act requires quarterly payments of 20 percent of net earnings after AHP for each FHLBank. Beginning in 2000, the 12 FHLBanks started expensing these amounts through their statements of income and will continue to do so until the aggregate amount actually paid by all 12 FHLBanks since 2000 is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of the 12 FHLBanks to REFCorp will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, will select the appropriate discounting factors to be used in each annuity calculation. The cumulative amount to be paid to REFCorp by the FHLBank cannot be determined at this time because of the interrelationships of all future FHLBanks’ earnings and other ratios included in the formula. The 12 FHLBanks’ prior payments and those for 2006 defease all future benchmark payments after the third quarter of 2015 as well as $3.1 million of the $75.0 million benchmark payment for the third quarter of 2015. The FHLBank expensed $34.0 million, $33.9 million and $23.4 million in periods ended December 31, 2006, 2005 and 2004, respectively, for REFCorp interest assessments through its statements of income.
Capital Distributions – Dividends may be paid in cash or capital stock as authorized by the FHLBank’s board of directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 5.72 percent and 4.68 percent for the years ended December 31, 2006 and 2005, respectively.
The FHLBank implemented its current capital structure as of September 30, 2004. Within the current capital plan, the FHLBank has the ability to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. As defined in the FHLBank’s current capital plan, the dividend parity threshold means a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal before a higher rate can be paid on Class B Common Stock. The dividend parity threshold is a percentage per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of the FHLBank’s assets or liabilities (average yield on advances, average cost of consolidated obligations, etc.), as determined by the board of directors from time to time. Class A stockholders and Class B stockholders share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for Class B stockholders can exceed the rate for Class A stockholders, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. In essence, the dividend parity threshold: (1) serves as a soft floor to Class A stockholders since the FHLBank must pay Class A stockholders the dividend parity threshold rate before paying a higher rate to Class B stockholders; (2) indicates a potential dividend rate to Class A stockholders so that they can make decisions as to whether or not to hold excess Class A Common Stock; and (3) provides the board of directors with a tool to manage the amount of excess stock through higher or lower dividend rates by varying the desirability of holding excess shares of Class A Common Stock (i.e., the lower the dividend rate on Class A Common Stock, the less desirable it is to hold excess Class A Common Stock).
In September 2004, the board of directors established a dividend parity threshold equal to the average of three-month LIBOR for a dividend period plus 50 basis points. This threshold continued in effect until the second quarter of 2005. In June 2005, the board of directors changed the dividend parity threshold to equal the average of three-month LIBOR for a dividend period minus 50 basis points. The amended dividend parity threshold was effective for dividends paid during the third and fourth quarters of 2005. In December 2005, the board of directors changed the dividend parity threshold to be equal to the average of three-month LIBOR for a dividend period minus 100 basis points. The amended dividend parity threshold was effective for dividends paid during 2006 and will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 49 and 50 present the dividend rates per annum paid on capital stock under the FHLBank’s capital plan during 2006 and 2005:
Table 49

Applicable Rate per Annum	12/31/2006	09/30/2006	06/30/2006	03/31/2006
Class A Common Stock	4.45%	4.45%	4.25%	3.85%
Class B Common Stock	6.50	6.25	6.05	5.60
Weighted Average [1]	6.04	5.87	5.66	5.22

Dividend Parity Threshold:
Average three-month LIBOR [2]	5.37%	5.43%	5.21%	4.76%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)

TOTAL	4.37%	4.43%	4.21%	3.76%

Table 50

Applicable Rate per Annum	12/31/2005	09/30/2005	06/30/2005	03/31/2005
Class A Common Stock	3.85%	3.50%	3.79%	3.50%
Class B Common Stock	5.25	4.75	5.00	4.50
Weighted Average [1]	4.95	4.55	4.82	4.35

Dividend Parity Threshold:
Average three-month LIBOR [2]	4.34%	3.78%	3.29%	2.83%
Spread to index	(0.50)	(0.50)	0.50	0.50

TOTAL	3.84%	3.28%	3.79%	3.33%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

[2]
For purposes of the establishment of dividend rates, the FHLBank may project for the dividend period the reference interest rate used in the dividend parity threshold calculation, in the FHLBank’s absolute discretion, and may declare and pay dividends at rates per annum based on such projection without regard to the actual reference interest rate subsequently published or calculated for the dividend period.

FHLBank management anticipates that dividend rates on Class A Common Stock will be close to or equal to the currently established dividend parity threshold for future dividend periods and that the differential between the two classes of stock will continue to increase, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s board of directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.
Table 51 presents dividends paid by type for the periods ending December 31, 2006 and 2005 (in thousands):
Table 51

	Dividends Paid	Dividends Paid	Total Dividends
	in Cash	in Capital Stock	Paid
12/31/2006[1,2]	$354	$101,189	$101,543
12/31/2005[1,2]	348	84,912	85,260

[1]	The cash dividends listed represent cash dividends paid for partial shares. Stock dividends are paid in whole shares.

[2]
The FHLBank implemented SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity effective January 1, 2004. In this table, the dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in capital stock in 2007, but this may change depending on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 29, 2006 (see Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings”). The FHLBank believes that dividends paid in the form of capital stock are advantageous to members because FHLBank capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with the FHLBank or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”). If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.
Capital Adequacy – As reflected in Table 48 and discussed below, the FHLBank was in compliance with its minimum regulatory capital requirements at December 31, 2006. The FHLBank established within its RMP an internal minimum total capital-to-asset ratio requirement of 4.08 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal FHLBank capital ratios include as capital mandatorily redeemable capital stock, which is otherwise treated as a liability by the FHLBank in accordance with SFAS 150.
At December 31, 2006, 92.4 percent of the FHLBank’s capital was capital stock, and 7.6 percent was retained earnings and accumulated other comprehensive income. At December 31, 2005, 93.2 percent of the FHLBank’s capital was capital stock, and 6.8 percent was retained earnings and accumulated other comprehensive income. As of

December 31, 2006, the FHLBank’s total GAAP capital was 4.12 percent of total assets and its total regulatory capital was 4.22 percent of total assets, including $46,232,000 of mandatorily redeemable capital stock (defined below). Excluding the $46,232,000 of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.13 percent. For regulatory purposes, the Finance Board considers capital stock subject to member redemption requests (mandatorily redeemable capital stock) as capital, even though it is considered a liability for GAAP purposes under SFAS 150, which the FHLBank adopted effective January 1, 2004. As of December 31, 2005, the FHLBank’s total GAAP capital was 4.08 percent of total assets and its total regulatory capital was 4.24 percent of total assets including $64,355,000 of mandatorily redeemable capital stock. Excluding the $64,355,000 of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.10 percent. The FHLBank expects to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than its risk management policy minimum of 4.08 percent. However, the FHLBank’s GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP.
Under its current capital plan, the FHLBank must meet the following minimum regulatory capital requirements as defined in the FHLBank’s capital plan: (1) total capital of at least 4.0 percent of total assets; (2) leverage capital of at least 5.0 percent of total capital; and (3) permanent capital in an amount equal to or greater than the “Risk-Based Capital Requirement.” As of December 31, 2006 and 2005, the FHLBank was in compliance with each of the required ratios. For a complete discussion of the capital requirements and the FHLBank’s compliance at December 31, 2006 and 2005 see Item 1 – “Business – Capital, Capital Rules and Dividends.”
Liquidity – To meet its mission of serving as an economical short-term and long-term funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by management and the board of directors (see Item 1 – “Business – Deposits, Liquidity Requirements” and Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Liquidity Risk Management”). The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative (mandatory stock repurchases). At December 31, 2006, the FHLBank had pending stock redemption requests of $46.2 million, of which $642,000 of Class B Common Stock was repurchased on January 2, 2007 and $16,000 of Class A Common Stock was repurchased on January 3, 2007. At December 31, 2005, the FHLBank had pending stock redemption requests of $64.4 million, of which $1.8 million was repurchased on January 3, 2006. The remainder of the pending stock redemption requests for both years was for capital stock supporting the outstanding advance and AMA balances of former members.
A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has ready access to funding at relatively favorable spreads to U.S. Treasury rates. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine.
The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, maturing consolidated obligations and interest expense.
Cash and short-term investments, including commercial paper, totaled $14.2 billion and $9.7 billion as of December 31, 2006 and 2005, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase agreement market. U.S. Treasury and GSE investments totaled $1.0 billion in par value at both December 31, 2006 and 2005. In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.08 percent (24.5:1 asset to capital leverage), the FHLBank manages capital in such a way as to keep its total regulatory capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one-half its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.
In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.
Contractual Obligations – Table 52 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2006 (in thousands). Consolidated obligations does not include discount notes, which have maturities of one year or less, and is based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.
Table 52

		After 1	After 3
	1 Year	Through 3	Through 5	After
	or Less	Years	Years	5 Years	Total

Consolidated obligation bonds	$7,279,075	$8,731,356	$4,859,587	$11,546,082	$32,416,100
Capital lease obligations	6,581	12,300	11,150	5,144	35,175
Operating leases	96	118	47	0	261
Standby letters of credit	2,069,711	47,117	8,359	0	2,125,187
Standby bond purchase agreements	244,966	224,512	254,864	0	724,342
Commitments to fund mortgage loans	14,006	0	0	0	14,006
Consolidated obligation bonds traded not settled	0	350,000	0	40,000	390,000
Expected future pension benefit payments	236	501	546	4,450	5,733
Mandatorily redeemable capital stock	11,554	16,479	9,619	8,580	46,232

TOTAL	$9,626,225	$9,382,383	$5,144,172	$11,604,256	$35,757,036

Results of Operations – The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings.
Years Ended December 31, 2006, December 31, 2005 and December 31, 2004
The FHLBank’s net income increased 45.3 percent from 2004 to 2005 and 0.2 percent from 2005 to 2006. These increases are primarily attributable to the increase in short-term interest rates, although 2005 net income was increased by $43.4 million of prepayment fees, which was only partially offset by $19.8 million net realized loss on retirement of debt. These 2005 amounts included $40.2 million of prepayment fees and $21.0 million net realized losses on retirement of debt related to advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005. The FHLBank retired additional consolidated obligations during 2006 related to the 2005 advance prepayments by Commercial Federal Bank, FSB, which resulted in losses on retirement of debt of $4.7 million in 2006.
Although the FHLBank experienced pressure on its net interest spreads that affected NII in the low rate environment of 2003, improvement was evident during 2004 and 2005 because of the slowing in prepayments in the FHLBank’s MBS and mortgage loan portfolios over that two-year period. Net interest spreads held relatively constant (along with interest rates) during 2006. NII before mortgage loan loss provision increased in 2004 and 2005 from the prior years and remained almost the same in 2006 as in 2005. Note, however, that 2005 NII included $40.2 million of prepayment fees on advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West. During 2004 and 2005, NII, as previously mentioned, increased through a combination of expansion in balances in the higher yielding mortgage loan portfolio and increases in market interest rates. See Table 54, Spread and Yield Analysis, and Table 55, Rate and Volume Analysis, under this Item 7 for further information.

Much of the volatility in net income from 2004 to 2006 was attributable to: (1) the effect of interest rate movements on income received from interest earning assets, adjusted for gains (losses) on derivatives; (2) $40.2 million of prepayment fees and $21.0 million net realized losses on retirement of debt recorded during 2005 related to advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005; and (3) losses on retirement of debt of $4.7 million recorded in 2006 related to the 2005 advance prepayments by Commercial Federal Bank, FSB. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Gain (Loss) on Derivative and Hedging Activities” for a discussion of impact of derivatives by year. ROE for 2005 increased 38.2 percent when compared to 2004, to a level of 6.95 percent. The increase in ROE for 2005 is primarily attributable to the significant increase in short-term interest rates, the prepayment fees and net realized loss on retirement of debt related to the advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005, and the increased volume and yield on average assets (See Table 54, Spread and Yield Analysis, and Table 55, Rate and Volume Analysis, for additional information). ROE for 2006 decreased slightly when compared to 2005, from 6.95 percent for 2005 to a level of 6.86 percent for 2006. The decrease in the FHLBank’s ROE from 2005 to 2006 occurred despite the increase in average short-term interest rates from 2005 to 2006, which would normally have resulted in an increase in the FHLBank’s ROE for 2006. The decrease in the FHLBank’s 2006 ROE is attributable to: (1) the prepayment fees ($40.2 million) and net realized loss on retirement of debt ($21.0 million) related to the advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West that were included in 2005, but not 2006; (2) losses on retirement of debt of $4.7 million in 2006 that were applicable to debt funding advances to Commercial Federal Bank, FSB, that were prepaid during 2005; and (3) tightening of the net interest spreads on advances and investments compared to the sources of funding (See Table 54, Spread and Yield Analysis, and Table 55, Rate and Volume Analysis, under this Item 7 for further information on the impact of interest rates).
Earnings Analysis – Table 53 presents changes in the major components of the FHLBank’s earnings for the past three years (in thousands):
Table 53

	Increase (Decrease) In Earnings Components
	Dollar Change		Percent Change
	2006 vs. 2005	2005 vs. 2004	2006 vs. 2005	2005 vs. 2004
Total interest income	$728,087	$769,854	42.2%	80.6%
Total interest expense	738,189	702,622	49.2	88.0

Net interest income before mortgage loan loss provision	(10,102)	67,232	(4.5)	42.7
Provision for credit losses on mortgage loans	23	40	6.9	13.6

Net interest income after mortgage loan loss provision	(10,125)	67,192	(4.5)	42.7

Net gain (loss) on trading securities	16,075	(27,276)	68.4	(720.4)
Net realized and unrealized gain (loss) on derivatives and hedging activities	(17,076)	42,028	(59.7)	313.3
Other non-interest income	15,462	(19,229)	101.6	(479.0)

Total non-interest income	14,461	(4,477)	143.3	(79.7)

Operating expenses	3,709	3,693	15.0	17.5
Other non-interest expense	50	1,367	1.1	41.0

Total other expense	3,759	5,060	12.8	20.7

AHP assessments	280	4,735	1.9	45.5
REFCorp assessments	61	10,584	0.2	45.3

Total assessments	341	15,319	0.7	45.4

Net income	$236	$42,336	0.2%	45.3%

Net Interest Income – Net interest income decreased 4.5 percent from $224.7 million in 2005 to $214.6 million in 2006 largely because of: (1) the prepayment fees of $40.2 million related to the advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West that were included in 2005 NII, but not 2006 NII; and (2) increasing pressure on the realized spread between interest-earning assets and interest-costing liabilities. The FHLBank’s net interest margin decreased from 0.49 percent for 2005 to 0.45 percent for 2006. The FHLBank’s net interest margin increased from 0.37 percent for 2004 to 0.49 percent for 2005, with a portion of the 2005 increase (and subsequent decrease for 2006) attributable to $40.2 million of prepayment fees related to the advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005. Total prepayment fees received were $1.1 million and $43.4 million during 2006 and 2005, respectively. Without the impact of the prepayment fees in either year, net interest margin would have been 0.44 percent in 2006 and 0.39 percent in 2005. The downward pressure on the FHLBank’s net interest spread due to extremely low interest rates began to abate by the fourth quarter of 2003 and the spread continued to improve through 2004 and 2005, as pay downs in mortgage-related portfolios slowed and the FHLBank was able to call or retire higher cost long-term fixed rate liabilities and replace them with lower cost liabilities. Net interest spread remained strong in 2005, closing the year at a level slightly higher than in 2004. In addition to prepayment fees discussed previously that increased 2005 net interest spread above what it would have otherwise been, the net interest spread declined in 2006 in part because of the increased demand for interest bearing assets (particularly fixed-rate MBS/CMOs) which drove prices up and yields down causing spreads to tighten relative to the FHLBank’s cost of funds. We expect continued downward pressures on the FHLBank’s net interest spreads in 2007.
The FHLBank increased its issuance of callable bonds during 2004 and 2005 in order to increase the convexity characteristics of the liabilities funding its mortgage-related assets. The level of convexity in a given portfolio of financial products, assets or liabilities, is proportional to the number of options contained in these products and the levels of the option “strikes” in relation to current interest rates. Mortgage loans include many options, which are simply the many opportunities afforded mortgage borrowers to pay off or refinance their loans without penalty. In order to approximately match these options, the FHLBank must purchase prepayment options from the investors who buy the COs issued by the FHLBank. These are FHLBank System callable bonds, which have similar convexity characteristics to the mortgage assets the FHLBank holds. During 2006, the FHLBank shifted its investment strategy to focus more on the purchase of adjustable rate CMOs with embedded interest rate caps since these securities generally had a higher overall risk-adjusted return relative to the FHLBank’s cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the securities purchased. Variable rate instruments increased from 36.7 percent of the FHLBank’s MBS/CMO portfolio at December 31, 2005 to 40.4 percent at December 31, 2006.
The compression in credit premium experienced on short-term money market investments during the first part of 2004 was a consequence of historically low interest rates experienced in 2002 and 2003 as well as the overall trend of decreasing credit spreads within the capital markets. This compression in credit premium was evident in the decreasing yield differential between triple-A and single-A money market investment instruments. The decrease in net interest spread was exacerbated by increased GSE demand for funding during that same time period (increased supply of GSE debt without a commensurate increase in investor demand), which resulted in deterioration of the FHLBank’s relative and realized sub-LIBOR funding costs. The spread differential between triple-A and single-A debt began to widen with the rise in interest rates in mid-2004. Accompanying this rise in interest rates was also a reduction in GSE debt issuance related to the decline in the number of debt issues called and reduced growth in the FHLBanks’ mortgage programs. Additionally, the slowing growth in the retained mortgage portfolios at Fannie Mae and Freddie Mac has helped to reduce GSE demand for funding and consequently resulted in improved funding costs for the FHLBank.
The implementation of SFAS 133 has had an impact on the FHLBank’s net interest spread as well (for additional information see the non-GAAP interest income in Table 20 and interest expense in Table 42 excluding the impact of derivatives). SFAS 133 requires that the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships be adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. As noted in Table 18 in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – SFAS 133 Impact on Balances,” the basis adjustments to advances (assets) are positive whereas the basis adjustments to consolidated obligations (liabilities) are negative. The result is that the positive SFAS 133 basis adjustments on advances reduce the average annualized yield and the negative SFAS 133 basis adjustments on consolidated obligations increase the average annualized cost. Therefore, the average net interest spread is negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between years.
The erosion in the FHLBank’s spreads on advances, however, is not the result of increased competitive pressure on advance rates. One contributing factor to the erosion in advance spreads is the fact that a substantial portion of the growth in advances between 2005 and 2006 can be attributed to large borrowers. Under the FHLBank’s tiered pricing methodology for advances (based on the dollar amount of the advance) large borrowers generally utilize the large dollar pricing tier, which carries the lowest available interest rate for the term/structure selected and thus results in the lowest spread to the FHLBank’s cost of funds. Therefore, all things being equal, an increase in advances to large borrowers in the large dollar advance pricing tier reduces the FHLBank’s spreads on advances. We expect advances to large borrowers will constitute most of the FHLBank’s advance growth during 2007 and this will result in continued erosion in advance spreads during 2007. Another contributing factor to the erosion in advance spreads has been the deterioration in the FHLBank’s funding costs. A significant portion of the advance and liability portfolios is priced off of LIBOR. Historically high issuance volumes in the GSE debt market and adverse publicity affecting the three housing GSEs, including the FHLBanks, resulted in the deterioration of the FHLBank’s sub-LIBOR funding costs and the compression of spreads in the advance portfolio. However, this trend was reversed starting in 2004 as short-term interest rates began to rise. In fact, improvement in the FHLBank’s funding costs relative to LIBOR during 2005 and 2006 had a positive impact on the FHLBank’s spreads on advances during both years. Further improvements in the FHLBank’s funding costs relative to LIBOR during 2007 will depend upon multiple market factors including the volume of debt issuance by the other housing GSEs and the continued demand for FHLBank System consolidated obligations by foreign investors.
As explained in more detail in Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” the FHLBank’s DOE is relatively short. The short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of interest rates. As interest rates increased in 2005 and early 2006, so did the FHLBank’s net interest income. By the second quarter of 2006, the FOMC stopped its current series of increases in the target rate for overnight Federal funds and the FHLBank’s net interest income stabilized in subsequent quarters of 2006.
Table 54 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):
Table 54

	12/31/2006			12/31/2005			12/31/2004
		Interest			Interest			Interest
	Average	Income/		Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield	Balance	Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$4,909,927	$249,243	5.08%	$3,460,621	$115,086	3.33%	$2,509,561	$35,743	1.42%
Federal funds sold and resale agreements	4,302,885	217,370	5.05	4,319,584	141,763	3.28	2,297,186	32,458	1.41
Investments[6]	8,591,210	446,488	5.20	7,671,827	336,840	4.39	8,236,859	301,689	3.66
Advances[1,7]	27,881,941	1,413,713	5.07	28,292,848	1,004,452	3.55	27,803,114	493,577	1.78
Mortgage loans held for portfolio[1,4,5]	2,400,406	122,368	5.10	2,456,214	122,488	4.99	1,773,897	87,058	4.91
Other interest-earning assets	67,257	4,379	6.51	80,149	4,845	6.04	83,211	5,095	6.12

Total earning assets	48,153,626	2,453,561	5.10	46,281,243	1,725,474	3.73	42,703,828	955,620	2.24
Other non interest-earning assets	227,654			192,711			206,027

Total assets	$48,381,280			$46,473,954			$42,909,855

Interest-bearing liabilities:
Deposits	796,357	38,480	4.83	837,164	25,605	3.06	1,149,547	12,998	1.13
Consolidated obligations[1]
Discount Notes	13,539,010	670,818	4.95	13,590,452	433,407	3.19	9,934,594	141,413	1.42
Bonds	31,180,906	1,525,049	4.89	29,127,160	1,037,503	3.56	28,684,647	640,991	2.23
Other borrowings	93,916	4,567	4.86	103,608	4,210	4.06	55,273	2,701	4.89

Total interest-bearing liabilities	45,610,189	2,238,914	4.91	43,658,384	1,500,725	3.44	39,824,061	798,103	2.00
Capital and other non-interest-bearing funds	2,771,091			2,815,570			3,085,794

Total funding	$48,381,280			$46,473,954			$42,909,855

Net interest income and net interest spread[2]		$214,647	0.19%		$224,749	0.29%		$157,517	0.24%

Net interest margin[3]			0.45%			0.49%			0.37%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]
The FHLBank nets CE fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $2.5 million, $2.6 million and $1.7 million for the years ending December 31, 2006, 2005 and 2004, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available for sale securities is excluded from the average balance for calculation of yield since the change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances. In 2005, the FHLBank recognized $40.2 million of prepayment fees related to advances by Commercial Federal Bank, FSB.

Changes in the volume of interest bearing assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 55 summarizes changes in interest income and interest expense between 2006 and 2005 and between 2005 and 2004 (in thousands):
Table 55

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$48,198	$85,959	$134,157	$13,546	$65,797	$79,343
Federal funds sold and resale agreements	(548)	76,155	75,607	28,575	80,730	109,305
Investments	40,367	69,281	109,648	(20,695)	55,846	35,151
Advances	(14,588)	423,849	409,261	8,694	502,181	510,875
Mortgage loans held for portfolio	(2,783)	2,663	(120)	33,486	1,944	35,430
Other assets	(780)	314	(466)	(187)	(63)	(250)

Total earning assets	69,866	658,221	728,087	63,419	706,435	769,854

Interest Expense:
Deposits	(1,248)	14,123	12,875	(3,532)	16,139	12,607
Consolidated obligations:
Discount Notes	(1,640)	239,051	237,411	52,039	239,956	291,995
Bonds	73,154	414,392	487,546	9,888	386,623	396,511
Other borrowings	(394)	751	357	2,362	(853)	1,509

Total interest-bearing liabilities	69,872	668,317	738,189	60,757	641,865	702,622

Change in net interest income	$(6)	$(10,096)	$(10,102)	$2,662	$64,570	$67,232

[1]	Volume changes are calculated by taking (current year average balance – prior year average balance) * prior year calculated yield.

[2]	Rate Changes are calculated by taking (current year average rate – prior year average rate) * current year average balance.
As stated previously, management uses pre-derivative financial results to evaluate the quality of the FHLBank’s earnings. Table 56 presents the non-GAAP impact of derivatives on gross interest income and gross interest expense, as if the FHLBank had not utilized derivatives during periods ended December 31, 2006, 2005 and 2004 (in thousands):
Table 56

	12/31/2006	12/31/2005	12/31/2004

Total interest income	$2,453,561	$1,725,474	$955,620
Impact of derivatives on interest income	(6,969)	178,291	373,650

Non-GAAP interest income excluding the impact of derivatives	2,446,592	1,903,765	1,329,270

Total interest expense	2,238,914	1,500,725	798,103
Impact of derivatives on interest expense	(152,786)	148,200	586,097

Non-GAAP interest expense excluding the impact of derivatives	2,086,128	1,648,925	1,384,200

Non-GAAP net interest income excluding the impact of derivatives	$360,464	$254,840	$(54,930)

Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging adjustments related to SFAS 133. The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of $11.5 million, $28.6 million and ($13.4) million in 2006, 2005 and 2004, respectively. Table 57 categorizes the 2006 earnings impact by product for hedging activities (in thousands):
Table 57

			Mortgage	Discount	Consolidated	Intermediary
	Advances	Investments	Loans	Notes	Obligation Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(56,283)	$(3)	$72	$0	$(4,455)	$0	$(60,669)

Net gain (loss) on derivatives and hedging activities:
Fair value hedges	1,225	0	0	0	352	0	1,577
Economic hedges – unrealized gain (loss) due to fair value changes	0	4,560	(42)	94	4,547	(202)	8,957
Economic hedges – net interest received (paid)	0	(715)	0	960	539	220	1,004

Subtotal	1,225	3,845	(42)	1,054	5,438	18	11,538

Net gain (loss) on trading securities	0	(7,415)	0	0	0	0	(7,415)

TOTAL	$(55,058)	$(3,573)	$30	$1,054	$983	$18	$(56,546)

Table 58 categorizes the 2005 earnings impact by product for hedging activities (in thousands):
Table 58

			Mortgage	Consolidated	Intermediary
	Advances	Investments	Loans	Obligation Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(67,276)	$(5)	$126	$(3,510)	$0	$(70,665)

Net gain (loss) on derivatives and hedging activities:
Fair value hedges	10,331	0	0	(827)	0	9,504
Economic hedges – unrealized gain (loss) due to fair value changes	(509)	23,889	(231)	8,435	(236)	31,348
Economic hedges – net interest received (paid)	1,334	(13,359)	0	(470)	257	(12,238)

Subtotal	11,156	10,530	(231)	7,138	21	28,614

Net gain (loss) on trading securities	0	(23,490)	0	0	0	(23,490)

TOTAL	$(56,120)	$(12,965)	$(105)	$3,628	$21	$(65,541)

Table 59 categorizes the 2004 earnings impact by product for hedging activities (in thousands):
Table 59

			Mortgage	Consolidated	Intermediary
	Advances	Investments	Loans	Obligations	Positions	Total

Amortization/accretion of hedging activities in net margin	$(37,918)	$(18)	$224	$(2,519)	$0	$(40,231)

Net gain (loss) on derivatives and hedging activities
Fair value hedges	14,834	0	0	1,631	0	16,465
Economic hedges – unrealized gain (loss) due to fair value changes	(2,646)	(12,665)	(375)	10,520	(188)	(5,354)
Economic hedges – net interest received (paid)	3,245	(23,389)	0	(4,659)	278	(24,525)

Subtotal	15,433	(36,054)	(375)	7,492	90	(13,414)

Net gain (loss) on trading securities	0	3,786	0	0	0	3,786

TOTAL	$(22,485)	$(32,286)	$(151)	$4,973	$90	$(49,859)

Net Gain (Loss) on Trading Securities – Historically, all of our trading securities have been related to economic hedges. Therefore, all of the gains/losses relating to trading securities are included in Tables 57, 58 and 59. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can affect the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio, for the most part, are longer dated fixed rate bonds and are more affected by changes in long-term interest rates (e.g., 5-year and 10-year rates) than by changes in short-term interest rates. In general, as interest rates rise the value of this portfolio will decrease, causing a loss to be recorded. The FHLBank realized a net gain (loss) of ($7.4) million, ($23.5) million and $3.8 million in 2006, 2005 and 2004, respectively.
Other Non-Interest Income – Included in other non-interest income are realized gains and (losses) from the sale of or call of available-for-sale and held-to-maturity securities. In 2006, two held-to-maturity securities were called by their issuers at premiums for a net realized gain of $14,000. There were no sales of securities during 2005.
Controllable Operating Expenses – Controllable operating expenses include salaries and benefits and other operating expenses. These expenses as documented in Table 60 increased from $24.8 million for 2005 to $28.5 million for 2006. This compared to $21.1 million for the year ended December 31, 2004. As noted in Table 60, a significant portion of the FHLBank’s operating expenses consists of salary and benefits expense. Amounts paid for salaries and benefits increased in 2006, 2005 and 2004 as a result of increases in the number of FHLBank staff (employees added related to the MPF Program, SEC registration, Sarbanes-Oxley Section 404 preparation, technology/programming needs, etc.) and increasing benefit costs (primarily the defined benefit retirement plan and health care costs). With increasing regulatory requirements including costs related to registering the FHLBank’s Class A Common Stock with the SEC and compliance with the Sarbanes-Oxley Act of 2002, plus escalating technology/programming needs, we expect an increase in the number of employees and a corresponding increase in salary and benefit expenses for the year ending December 31, 2007 and beyond. The FHLBank expects that its occupancy costs will increase in 2007 and beyond in order to meet the space needs of its increasing number of employees. The increases in other operating expenses during 2005 and 2006 are related to the increasing amortization costs for internally developed and purchased software. Table 60 presents operating expenses for the last three years (in thousands):

Table 60

	For the Year Ended December 31,			Percent Increase (Decrease)
	2006	2005	2004	2006/2005	2005/2004
Salaries and employee benefits	$18,151	$16,176	$14,028	12.2%	15.3%
Occupancy cost	998	1,002	897	(0.4)	11.7
Other operating expense	9,314	7,576	6,136	22.9	23.5

Total controllable operating expenses	$28,463	$24,754	$21,061	15.0%	17.5%

Non-controllable operating expenses include Finance Board and Office of Finance assessments, which are allocated annually by these entities to all 12 FHLBanks. FHLBank Topeka’s portion of these expenses was $2.8 million, $2.8 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Assessments: REFCorp and AHP Expenses – REFCorp and AHP expenses are based on a percentage of net income and fluctuate accordingly. As noted in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks is required to pay a portion of its earnings to REFCorp. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households (see Item 1 – “Business – Other Mission-related Activities” for the specific programs funded through the AHP). The required annual AHP funding is charged to earnings and an offsetting liability is established.
Effects of Inflation
The effect of inflation on the FHLBank and other financial institutions differs significantly from that exerted on industrial entities. Financial institutions are not heavily involved in large capital expenditures used in the production, acquisition or sale of products. Virtually all assets and liabilities of financial institutions are monetary in nature and represent obligations to pay or receive fixed and determinable amounts not affected by future changes in prices. Changes in interest rates have a significant impact on the earnings of financial institutions. Higher interest rates generally follow rising demand from borrowers and the corresponding, increased funding requirements of financial institutions. Although interest rates are viewed as the price of borrowing funds, the behavior of interest rates differs significantly from the behavior of prices of goods and services. Prices of goods and services may be directly related to prices of other goods and services while the price of borrowing is related closely to future inflation rates expected by financial market participants. As a result, when the rate of inflation slows, interest rates tend to decline. On the other hand, prices for goods and services tend to be sticky in the downward direction and generally do not decline in this situation. Interest rates are also subject to restrictions imposed through monetary policy, usury laws and other artificial restraints. The rate of inflation has been relatively low in recent years and given the current historically low level of intermediate and long-term interest rates, financial market participants currently seem to expect that inflation will be well contained for the immediate future.
Item 7A: Quantitative and Qualitative Disclosure About Market Risk
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
The FHLBank maintains an enterprise-wide risk management program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, the FHLBank performs annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of the FHLBank’s performance objectives and compliance requirements. Enterprise risk management (ERM) is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the risks an enterprise faces as it creates value. The FHLBank’s ERM process is a continuous one, attempting to identify, prioritize, assess and ultimately manage risks inherent to the FHLBank’s key processes before they become realized risk events.

As part of ERM, the FHLBank’s senior management team periodically participates in business risk assessment workshops that help identify and prioritize the universe of risks within the FHLBank. These identified risks are evaluated as to their significance (potential impact on the FHLBank), likelihood (potential occurrence absent discretionary controls) and management’s effectiveness in managing the risks. These risk assessment workshops have resulted in the development of risk management strategies and action plans in an effort to enhance the risk management practices throughout the organization. The results of these activities are summarized in an annual risk assessment report, which is reviewed by senior management and the board of directors.
The FHLBank also utilizes a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed on an annual basis for all of the FHLBank’s business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of the FHLBank’s efforts, 20 business unit risk assessments are now completed annually addressing 130 key processes throughout the FHLBank. The number of business unit risk assessments and the number of key processes change over time as part of the FHLBank’s ongoing risk assessment and continuous improvement processes. All risk assessments are reviewed by senior management and presented to the audit committee of the board of directors on a quarterly basis in order to keep the board apprised of any weaknesses in the current risk management system of each business unit and the steps undertaken by management to address the identified weaknesses.
Business unit risk assessments contain: (a) an executive summary report containing an overall assessment of the business unit’s risk management capabilities; (b) a strategic overview report which includes the business unit’s mission and vision, objectives and goals, critical success factors and a high-level background for each process, including certain elements of its key processes and responsibilities; (c) an action analysis report containing a list of corrective actions required by the business unit; and (d) a risk assessment and control activity worksheet which identifies the objectives, risks and controls for each activity at the key process level.
Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s board of directors plays an active role in the ERM process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the board of directors reviews the RMP on at least an annual basis. Various management committees, including the asset/liability committee, oversee the FHLBank’s risk management process. The following discussion highlights the FHLBank’s various strategies to diversify and manage these risks.
Interest Rate Risk Management
The FHLBank measures interest rate risk exposure by various methods, including the calculation of duration of equity and the market value of equity.
Duration of Equity (DOE): DOE aggregates the estimated sensitivity of market value for each of the FHLBank’s financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical market value of equity to changes in interest rates. However, market value of equity should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives. A positive DOE generally indicates that the FHLBank has a degree of interest rate risk exposure in a rising interest rate environment, and a negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of market value of equity in response to changing interest rates. That is, if the FHLBank has a DOE of 3.0, a 100-basis-point (1 percent) increase in interest rates will cause the FHLBank’s market value of equity to decline by approximately 3 percent. However, it should be noted that a decline in market value of equity does not translate directly into a decline in near-term income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing the sensitivity of market value to changes in interest rates gives a measure of the risks being taken by the FHLBank.
Under the RMP approved by its board of directors, the FHLBank’s DOE is limited to a range of +5.0 to -5.0 assuming current interest rates. The FHLBank’s DOE is limited to a range of +7.0 to -7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the RMP requires that the FHLBank calculate the DOE using the largest parallel down shock that produces a minimum rate of 35 basis points. Limiting the downward shock in this manner is referred to as a constrained shock scenario (refer to Table 61). The same basis point reduction in rates is applied to all maturities of all interest rate curves. When a constrained shock is required under the RMP, the post-shock DOE limit in the down shock (normally a range of +7.0 to -7.0) is reduced to plus or minus the absolute value of 5.0 plus the shock in basis points divided by 100. Preserving the actual shape of the yield curve by limiting the amount of a downward rate shock improves the reliability of the valuations by producing a realistic evolution of forward rates for re-pricing and discounting of cash flows. This restriction is reasonable because there is a limited potential for declines in interest rates when the rate environment is extremely low. The effect of the adjustment is to reduce the absolute amount of change in the market value and duration estimates under the downward rate shock. The DOE parameters established by the FHLBank’s board of directors represent one way to establish limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE were ever to exceed the policy limits established by the board of directors, and especially if this situation were allowed to persist over more than one end of month reporting period, management would be subject not only to significant negative action by the board of directors, but likely also punitive action by the Finance Board. The Finance Board has very strong expectations that FHLBank management will adhere to all policy limits established by its board of directors. The FHLBank maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. The DOE which the FHLBank considers prudent and reasonable is somewhat lower than the policy limits mentioned above and can change depending upon market conditions and other factors. The FHLBank typically manages the current DOE to remain in the range of ±2.50. When the FHLBank’s DOE exceeds either the limits established by policy or the more narrowly-defined limits to which the FHLBank manages duration, corrective actions taken may include: (1) the purchase of caps, floors, swaptions or other derivatives; and/or (2) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, the FHLBank may purchase interest rate caps that have the effect of removing those MBS cap limits. The FHLBank would be short caps in the MBS investments and long caps in the offsetting derivative position, thus reducing the FHLBank’s DOE. If an increase in DOE were due to the extension of mortgage loans, MBS or advance maturities by the FHLBank’s members, on the other hand, the more appropriate action would be to add new long-term liabilities to the balance sheet.
The FHLBank calculates its duration each month and reports the results of its DOE calculations to the Finance Board as of the end of each quarter. It is important to note that the 200-basis-point down shock has resulted in some rates being floored at zero percent at each quarter during 2004. This restriction, applied in accordance with guidance from the Finance Board, is required to prevent the application of negative interest rates in the processes of resetting future rates and discounting cash flows. However, flooring interest rates has the effect of creating a yield curve which is flat at zero percent from the shortest maturity out to (in one instance) the five-year point on the yield curve. This creates a yield curve shape that is extremely unlikely to occur in reality and the application of this assumption has produced some distortion in the reported market value and DOE in the down shocks shown in Table 61. Beginning with the December 31, 2003 calculation of DOE, the Finance Board changed its definitions with respect to DOE limits under downward-shocked interest rates in very low interest rate environments. The shock in rates at which the downward DOE must be measured is that amount which will leave the lowest rate used in the FHLBank’s model (usually the three-month Treasury rate) at a level no lower than 0.35 percent (35 basis points). The revised definitions are also included in the FHLBank’s RMP as discussed previously. DOE under this scenario may not fall outside a range from -5.0 minus the absolute rate shift expressed as a percentage to +5.0 plus the absolute rate shift. As of December 31, 2004, the defined rate shift was -1.86 percent, and the FHLBank’s DOE at this shock was -6.2, compared to the computed Finance Board limit of -6.86. While the FHLBank is no longer subject to the Finance Board’s DOE limitations because of the FHLBank’s implementation of its capital plan as of the close of business on September 30, 2004, the FHLBank has retained the DOE limits in it RMP. However, the FHLBank is subject to the Finance Board’s risk-based capital requirements discussed previously.

Table 61

Duration of Equity
				Unconstrained	Unconstrained	Constrained
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Down 200 Bps

12/31/2006	5.4	4.5	2.8	-0.6	-3.0	*
09/30/2006	5.6	4.7	2.9	-0.7	-3.5	*
06/30/2006	5.3	4.8	3.8	0.6	-3.9	*
03/31/2006	5.6	5.1	3.5	-0.4	-4.5	*
12/31/2005	5.1	4.1	1.6	-2.2	-5.3	*
09/30/2005	4.3	3.2	0.9	-2.2	-4.8	*
06/30/2005	4.2	2.5	-0.4	-3.3	-5.3	*
03/31/2005	3.9	2.9	0.8	-1.8	-5.0	*
12/31/2004	3.4	1.9	-0.6	-3.1	-6.2	-6.2
09/30/2004	2.4	0.8	-1.2	-3.2	-6.1	-4.4
06/30/2004	4.7	3.4	1.3	-0.7	-3.3	-0.8
03/31/2004	3.8	1.7	-1.1	-3.1	-5.3	-2.5

*	No constrained shocks have been applied since December 31, 2004 because of increasing market interest rates.
In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.3 months, 0.7 months and -0.4 months at December 31, 2006, 2005 and 2004, respectively. All 12 FHLBanks are required to submit this number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of its interest rate risk.
Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions. Interest rate swaps increase the flexibility of the FHLBank’s funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Board regulation prohibits the speculative use of derivatives, and the FHLBank does not engage in derivatives trading for short-term profit. Because the FHLBank does not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to the FHLBank by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force the FHLBank to replace the derivative at market price (additional information regarding credit risk management is provided in the next section).
Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, the FHLBank issues debt across a broad spectrum of final maturities. Because the durations of mortgage loan and prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued. The duration of callable debt shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the duration of mortgage loans and other prepayable assets as interest rates change. The FHLBank also uses interest rate caps, floors and swaptions to manage the duration of its assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS with periodic and lifetime caps. The FHLBank also purchases receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage its overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, the FHLBank may synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of its liabilities to more closely match the shortening duration of its mortgage assets. As the FHLBank needs to lengthen its liability duration, it terminates selected interest rate swaps to effectively extend the duration of the previously swapped debt.
As noted in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Advances,” total advances as a percentage of total assets decreased from 58 percent at December 31, 2005 to 54 percent at December 31, 2006. Over the same period of time, acquired member assets (MPF Program mortgage loans) remained steady at approximately 5 percent, MBS investments held steady at approximately 12 percent and other mortgage-related assets (primarily state housing finance agency bonds) were less than 1 percent of total assets. Also during this same period of time, other investments increased from 23 percent (2 percent long-term and 21 percent short-term) to 29 percent (2 percent long-term and 27 percent short-term). Hence, on a net basis, advances decreased as a percent of total assets, while other investments increased as a percent of total assets. Within these investments, there has been a significant shift to shorter-term assets (even in advances), which tends to reduce interest rate risk on the asset side of the balance sheet. However, with increasing interest rates, the long term assets on the balance sheet, particularly MBS/CMO and mortgage loans, would tend to increase interest rate risk on the asset side. In order to offset the increased interest rate risk from the asset side of the FHLBank’s balance sheet caused by the shift toward more mortgage-related assets, the FHLBank has increased volume in issuances of fixed rate, long-term callable and non-callable debt. Callable debt was added in 2004 and 2005 as the FHLBank consciously increased the optionality in the liability portfolios used to fund its assets with prepayment characteristics. In 2006 the FHLBank maintained a proportionate amount of callable debt to the amount of assets with prepayment characteristics (see expanded discussion in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Consolidated Obligations”). The FHLBank has been able to manage the increase in the interest rate risk caused by the increase in mortgage assets as a percentage of its total assets through its actions on the liability side of the FHLBank’s balance sheet in addition to other asset/liability actions it has taken as a result of other balance sheet shifts. The history of the FHLBank’s duration measures, as reflected in Table 61, demonstrates the relative stability of the FHLBank’s interest rate risk in spite of the increase in mortgage assets on the FHLBank’s balance sheet and the large swings in the level and slope of the yield curve during this period of time.
Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s risk management policy. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68 (see additional details in Note 1 – Summary of Significant Accounting Policies under Item 8), can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its long haul hedges. See Note 15 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist with criteria for hedge accounting and additional criteria for shortcut hedge accounting.
Table 62 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ending December 31, 2006 (in thousands):
Table 62

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$217,500	$0	$217,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,995,000	0	0	2,995,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,050,252	0	0	5,050,252

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	699,018	0	0	699,018
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,460,000	0	1,460,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	200,000		200,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	14,006	14,006
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	1,000,000	0	0	1,000,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,741,000	0	0	4,741,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,635,100	0	0	3,635,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,835,705	0	0	1,835,705
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	8,414,430	0	0	8,414,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,888,375	0	0	4,888,375

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	245,740	0	0	245,740

TOTAL			$34,184,156	$1,877,500	$14,006	$36,075,662

Table 63 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ending December 31, 2006 (in thousands):
Table 63

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$76	$0	$76
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	44,653	0	0	44,653
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(23,472)	0	0	(23,472)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(81)	0	0	(81)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	4,294	0	4,294
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	1,748	0	1,748
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(31)	(31)
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	94	0	0	94
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	815	0	0	815
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(33,473)	0	0	(33,473)

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(10,793)	0	0	(10,793)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,501	0	0	2,501
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,946	0	0	1,946
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(117,239)	0	0	(117,239)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	66,605	0	0	66,605
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(199,146)	0	0	(199,146)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	197	0	0	197

TOTAL			$(267,393)	$6,118	$(31)	$(261,306)

Table 64 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ending December 31, 2005 (in thousands):
Table 64

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$205,000	$0	$205,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	3,200,500	0	0	3,200,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,158,976	0	0	6,158,976
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	701,468	0	0	701,468

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,050,000	0	1,050,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	16,003	16,003
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	675,000	0	0	675,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	3,631,000	0	0	3,631,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	925,100	0	0	925,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	175,000	0	0	175,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,989,760	0	0	1,989,760
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	9,264,430	0	0	9,264,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	31,050	0	0	31,050
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	3,906,375	0	0	3,906,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	334,379	0	0	334,379

TOTAL			$31,097,574	$1,255,000	$16,003	$32,368,577

Table 65 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ending December 31, 2005 (in thousands):
Table 65

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$1,388	$0	$1,388
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	56,685	0	0	56,685
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(69,243)	0	0	(69,243)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(7,542)	0	0	(7,542)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	3,780	0	3,780
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	42	42
Consolidated Obligations
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	(3,732)	0	0	(3,732)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Correlation	(51,548)	0	0	(51,548)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(8,725)	0	0	(8,725)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	4,540	0	0	4,540
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	(3,148)	0	0	(3,148)
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(191,495)	0	0	(191,495)

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	56,934	0	0	56,934
Interest rate risk associated with zero-coupon non-callable consolidated obligations	Fair Value Hedge	Rolling Correlation	16,194	0	0	16,194
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(257,475)	0	0	(257,475)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	398	0	0	398

TOTAL			$(458,157)	$5,168	$42	$(452,947)

Market Value of Equity: Market value of equity is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s market value of equity to changes in interest rates is another measure of interest rate risk. However, market value of equity should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the board of directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the base case or unchanged rate scenario. Table 66 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value exceeds 85 percent. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.
Table 66

Market Value of Equity as a Percent of Book Value
				Unconstrained	Unconstrained	Constrained
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Down 200 Bps
12/31/2006	87	92	95	96	94	*
09/30/2006	86	91	95	96	93	*
06/30/2006	86	90	94	96	95	*
03/31/2006	85	90	94	96	93	*
12/31/2005	88	92	95	95	91	*
09/30/2005	91	94	96	96	92	*
06/30/2005	92	96	97	95	91	*
03/31/2005	92	95	97	96	93	*
12/31/2004	92	95	96	94	90	90
09/30/2004	95	96	96	94	90	93
06/30/2004	90	94	96	96	95	96
03/31/2004	95	97	97	95	91	96

*	No constrained shocks have been applied since December 31, 2004 due to rising market interest rates.

Net Interest Income: Portfolio net interest income is projected using stable, rising and falling interest rate assumptions. Unchanged and shock scenarios in 50-basis-point increments up to ±200 basis points are used to model the FHLBank’s interest rate sensitivity. While the board of directors has not adopted any specific limitations on changes in projected portfolio net interest income, the modeled projections are prepared and presented to the board of directors on a quarterly basis, as well as in connection with the preparation of the annual strategic business plan.
Credit Risk Management
Credit risk is defined as the risk that counterparties to the FHLBank’s transactions will not meet their contractual obligations. The FHLBank manages credit risk by following established policies, evaluating the creditworthiness of its counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is completed for all areas where the FHLBank is exposed to credit risk, whether that is through lending, investing or derivative activities.
Credit risk arises partly as a result of the FHLBank’s lending and AMA activities (members’ CE obligations on mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization. The FHLBank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept eligible collateral on such advances including:
•	Fully disbursed, whole first mortgages on 1-4 family residential property (not more than 90 days delinquent) or securities representing a whole interest in such mortgages;
•
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage GSEs (including, without limitation, MBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae);

•	Cash or deposits in an FHLBank;
•	Other real estate-related collateral acceptable to the FHLBank, provided such collateral has a readily ascertainable market value and the FHLBank can perfect a security interest in such property; or
•
In the case of any CFI, which is defined as an FDIC-insured institution with assets of $587 million or less for the three-year period ending 2006, secured loans to small business, small farm and small agri-business or securities representing a whole interest in such secured loans.

As provided in the Bank Act, a member’s investment in the capital stock of the FHLBank is pledged as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, the FHLBank can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect its security interest.
The Bank Act affords any security interest granted to the FHLBank by any member of the FHLBank, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, the claims of the FHLBank are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide the FHLBank a blanket lien covering substantially all of the institution’s assets and consent for the FHLBank to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, the FHLBank normally does not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. The FHLBank takes control of all securities collateral through delivery of the securities to the FHLBank, its custodian or an approved third-party custodian that holds pledged securities for the benefit of the FHLBank. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), the FHLBank takes control of all collateral. In the event that the financial condition of a blanket lien member warrants, the FHLBank will take control of sufficient eligible collateral to perfect the institution’s indebtedness to the FHLBank.
Credit risk arising from AMA activities under the FHLBank’s MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the FHLBank’s first loss account (FLA) and last loss positions, which were discussed previously under the heading “MPF Allowance for Credit Losses on Mortgage Loans;” (2) the risk that a member or non-member participating financial institution (PFI) will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described under the advance section; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party provider fail to perform, it would increase the FHLBank’s credit risk exposure because the FHLBank’s FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party provider fails to perform, it would increase the FHLBank’s credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. The FHLBank’s credit risk exposure to third-party insurers to which the FHLBank has PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the board of directors. The FHLBank performs credit analysis of third-party PMI and SMI providers on an annual basis.
Credit risk also arises from investing and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by agencies and GSEs, CMOs securitized by GSEs, and AAA-rated private-issue MBS and CMOs securitized by whole loans. The FHLBank monitors the credit ratings, performance and capital adequacy of all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. Other long-term investments include U.S. Treasury, unsecured triple-A rated GSE and collateralized state and local housing finance agency securities. All of the FHLBank’s state or local housing finance agency securities are rated AA or higher.
The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when counterparties to transactions, such as interest rate swaps, are obligated to pay the FHLBank the positive fair value or receivable resulting from the transaction terms. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (rated A or better); by requiring netting of individual derivatives transactions with the same counterparty; diversifying its derivatives across many counterparties; and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement. The FHLBank regularly monitors the exposures on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is calibrated to actual market pricing methodologies utilized by the dealers.
The FHLBank manages counterparty credit risk through netting procedures, credit analysis, collateral management and other credit enhancements. The FHLBank requires that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of the FHLBank’s unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of the FHLBank’s exposure to that counterparty rises above a specific level (see Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Liquidity Risk Management”). As a result of these risk mitigation initiatives, management does not anticipate any credit losses on its derivatives.
The contractual or notional amount of derivatives reflects the FHLBank’s involvement in various classes of financial instruments. The notional amount of derivatives does not measure the FHLBank’s credit risk. The maximum credit exposure is much less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased caps, floors and swaptions, net of the value of any related collateral, in the event of a counterparty default.
The FHLBank’s maximum credit exposure to derivative counterparties, before considering collateral, was approximately $66.6 million, $22.0 million and $40.9 million at December 31, 2006, 2005 and 2004, respectively. In determining maximum credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $4.8 million, $13.6 million and $40.0 million at December 31, 2006, 2005 and 2004, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The FHLBank’s net credit exposure after collateral was approximately $61.8 million, $8.4 million and $0.9 million at December 31, 2006, 2005 and 2004, respectively.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006 is indicated in Table 67 (in thousands):
Table 67

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$205	$62,977	$0	$3,441	$66,623
Collateral held	0	1,405	0	3,441	4,846

Net exposure after collateral	$205	$61,572	$0	$0	$61,777

Notional amount	$1,123,194	$26,677,692	$8,137,900	$136,876	$36,075,662

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2005 is indicated in Table 68 (in thousands):
Table 68

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$7,964	$7,928	$0	$6,126	$22,018
Collateral held	7,489	0	0	6,126	13,615

Net exposure after collateral	$475	$7,928	$0	$0	$8,403

Notional amount	$1,156,744	$17,098,509	$13,930,132	$183,192	$32,368,577

Table 69 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006:
Table 69

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral
Barclays Bank PLC	AA	22.5%	24.3%
Credit Suisse International	AA-	22.4	24.1
Goldman Sachs Capital Markets	AA-	22.2	21.6
ABN-AMRO Bank NV	AA-	11.3	12.2
Royal Bank of Canada	AA-	7.2	7.8
All other counterparties		14.4	10.0
Table 70 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2005:
Table 70

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral
ABN-AMRO Bank NV	AA-	29.5%	77.4%
Barclays Bank PLC	AA	3.6	9.3
Royal Bank of Scotland PLC	AA	2.9	7.6
Salomon Swapco Inc	AAA	36.2	5.7
All other counterparties		27.8	0.0

Liquidity Risk Management
Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. Contingency liquidity is defined as sources the FHLBank may use to meet its operational requirements if its access to the consolidated obligation debt markets is impeded. In addition, the FHLBank is limited with regard to the type of investments that are permitted under the RMP for both operational and contingency liquidity needs.
The RMP provides that the FHLBank shall maintain a daily average liquidity level each month in an amount not less than:
•	20 percent of the sum of its daily average balance of demand and overnight deposits and other overnight borrowings during the month; plus
•	10 percent of the sum of its daily average term deposits, consolidated obligations and other borrowings that mature within one year.
As set forth in the FHLBank’s RMP, the following investments are eligible for compliance with operational liquidity requirements, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
•	Overnight funds and overnight deposits;
•	Resale agreements that mature in 31 days or less;
•	Negotiable certificates of deposit, bankers’ acceptances, commercial paper, bank notes and thrift notes which mature in nine months or less;
•	Marketable obligations of the U.S. that mature in 36 months or less;
•	Marketable direct obligations of U.S. government agencies and GSEs (GSE securities are not guaranteed by the U.S. government) that mature in 36 months or less;
•	Cash and collected balances held at the Federal Reserve Banks and eligible financial institutions, net of member pass-throughs; and
•	Assets that are generally accepted as collateral in the repurchase agreement market.
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
The FHLBank is required to maintain daily contingency liquidity in an amount not less than:
•	20 percent of deposits; plus
•	100 percent of Federal funds purchased that mature within one week; plus
•	100 percent of consolidated obligations and other borrowings that mature within one week (less consolidated obligations settling within one week); plus
•	100 percent of consolidated obligations expected to be called within one week; plus
•	100 percent of consolidated obligation amortization payments expected within one week.

For contingency liquidity purposes under its RMP, the FHLBank is authorized to hold the following investments, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
•	Marketable assets with a maturity of one year or less;
•	Self-liquidating assets with a maturity of seven days or less;
•	Assets that are generally accepted as collateral in the repurchase agreement market; and
•	Irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a NRSRO.
Table 71 summarizes the FHLBank’s compliance with the Finance Board’s regulatory requirements and the FHLBank’s RMP requirements as of the most recently available weekly computation dated March 20, 2007 (in thousands):
Table 71

03/20/2007
Sources of Contingency Liquidity:
Marketable securities with a maturity less than one year	$4,960,463
Self liquidating assets with a maturity of 7 days or less	14,348,338
Securities available for repurchase agreements	3,606,045

Total Sources	22,914,846

Uses of Contingency Liquidity:
20 percent of deposits	197,317
100 percent of COs and other borrowings maturing in one week	3,263,439
100 percent of COs expected to be called in one week	140,000
Less 100 percent of COs settling in one week	(415,000)

Total Uses	3,185,756

EXCESS CONTINGENCY LIQUIDITY	$19,729,090

An entity is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. The FHLBank has reviewed the appropriate documents concerning its vulnerability to transactions that contain triggers and fully understands the manner in which risks can arise from such triggers. Triggers adverse to the FHLBank currently exist in agreements for derivatives and SBPAs. The FHLBank’s staff monitors triggers in order to properly manage any type of potential risks from triggers.
With respect to advances, letters of credit and member derivatives, the FHLBank is the beneficiary of certain triggers based on the member’s financial performance as defined in detail in the FHLBank’s policies. See Notes 1 and 7 in Item 8 –“Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for the FHLBank’s credit products.
All derivative transactions entered into, including interest rate swaps, swaptions, caps and floors, have two-way bilateral triggers based on the ratings of the FHLBank or the counterparties, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of the FHLBank or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to the FHLBank. The FHLBank’s agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that the FHLBank or a counterparty is willing to accept for a given rating level determined by the NRSROs. The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 72:

Table 72

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold

AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0
If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aaa-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at December 31, 2006 and 2005 was in the form of cash. For additional information regarding the FHLBank’s credit exposure relating to derivative contracts, see Note 15 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”
The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB/Baa), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of December 31, 2006 and 2005, the FHLBank had 23 and 22 SBPAs that covered $724.3 million and $764.9 million in outstanding principal plus interest, respectively.
Business Risk Management
Business risk is the risk of an adverse impact on the FHLBank’s profitability resulting from external factors that may occur in both the short and long term. The FHLBank manages business risks by having in effect at all times a long-term strategic business plan that describes how the business activities will achieve the mission of the FHLBank and also details the operating goals and strategic objectives for each major business activity. Development of a long-term strategic business plan is an intensive annual process that includes a review of the FHLBank’s mission, vision and overall philosophies, and appropriate research and analysis, including modeling of balance sheet composition and income under various economic scenarios. The board of directors plays a key role in the development of the strategic business plan and regularly monitors progress in the achievement of business objectives.
To manage business concentration risk, ROE simulations are conducted annually with estimated base-, best- and worst-case assumptions. Scenarios also include the effects on the FHLBank if one or more of its larger customers significantly reduced its advance and/or mortgage loan sales levels, or was no longer a member. The total advance growth and distribution for the FHLBank’s top five borrowers is monitored on a monthly basis by the asset/liability committee. Advance concentration to the FHLBank’s top five borrowers declined in recent years, standing at 52.7 percent of total advances at the end of 2004 and 49.4 percent at the end of 2005, but increased to 58.3 percent at December 31, 2006. The increase in the percentage of total advances to the FHLBank’s top five borrowers during 2006 is primarily attributable to the growth in advances to U.S. Central Federal Credit Union and Security Life of Denver Ins. Co., which were two of the FHLBank’s largest borrowers at the end of 2006.
Operations Risk Management
Operations risk is the risk of unexpected losses attributable to human error, business disruption and systems failure, internal and external fraud, unenforceability of legal contracts or circumvention or failure of internal controls and procedures. Mitigating this risk are systems and procedures to monitor transactions and financial positions, documentation of transactions, annual comprehensive risk assessments conducted at the business unit level, Finance Board compliance reviews and periodic reviews by the FHLBank’s Internal Audit department. The FHLBank has also established and maintains an effective internal control system that addresses the efficiency and effectiveness of FHLBank activities, the safeguarding of FHLBank assets, and the reliability, completeness and timely reporting of financial and management information to the board of directors and outside parties, including the Office of Finance, the SEC and the Finance Board. Reconciliation procedures are also in place to ensure that systems capture critical data. The FHLBank’s Internal Audit department, which reports directly to the audit committee of the board of directors, regularly monitors the FHLBank’s compliance with established policies and procedures. The FHLBank also maintains an Internal Control Policy (most recently reviewed and approved by the board of directors in June 2006) that outlines the objectives and principles for the FHLBank’s internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the FHLBank business unit responsible for reviewing the adequacy of the FHLBank’s internal controls.
The FHLBank manages business disruption and systems failure by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations in which operations cannot be carried out in the normal manner. The FHLBank maintains contingency plans that deal with business interruptions lasting from two hours to periods of four weeks or longer. The FHLBank also maintains an off-site recovery operations center that is an important component of its overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than the FHLBank’s main headquarters. An on-site portable power generator supports the site in case of total power failure. The off-site recovery center is also used to store back-up tapes, supplies and other resources specifically acquired for disaster recovery purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The FHLBank’s contingency plans, including employee emergency contact lists, are reviewed and updated quarterly.
The FHLBank also participates in the Government Emergency Telecommunications Service (GETS) and Wireless Priority Service (WPS) programs. GETS and WPS support federal, state and local government, industry and nonprofit organization personnel by providing emergency access and priority processing of local and long-distance telecommunications service. These programs are intended for use in an emergency or crisis situation during which the probability of completing a call through normal or other alternative telecommunications is significantly reduced. The ability to complete telephone calls through GETS and WPS is tested on a quarterly basis by designated FHLBank personnel.
Item 8: Financial Statements and Supplementary Data
The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-50 of this Form 10-K.
Audited Financial Statements
Tables 73 and 74 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2006 and 2005 (in thousands):
Table 73

	2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$668,080	$642,116	$596,754	$546,611
Interest expense	613,085	588,444	543,157	494,228

Net interest income before mortgage loan loss provision	54,995	53,672	53,597	52,383
Provision for credit losses on mortgage loans	167	104	28	59

Net interest income after mortgage loan loss provision	54,828	53,568	53,569	52,324
Other non-interest income	2,711	(3,190)	(707)	5,556
Other non-interest expense	8,790	8,774	7,990	7,657
Assessments	12,985	11,097	11,963	13,375

Net income	$35,764	$30,507	$32,909	$36,848

Table 74

	2005
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$545,110	$449,370	$386,818	$344,176
Interest expense	454,735	401,391	344,608	299,991

Net interest income before mortgage loan loss provision	90,375	47,979	42,210	44,185
Provision for credit losses on mortgage loans	68	73	91	103

Net interest income after mortgage loan loss provision	90,307	47,906	42,119	44,082
Other non-interest income	(15,003)	4,776	(542)	678
Other non-interest expense	8,060	8,421	6,944	6,027
Assessments	17,857	11,745	9,194	10,283

Net income	$49,387	$32,516	$25,439	$28,450

In 2005 net income was increased by $43.4 million of prepayment fees, which was partially offset by $19.8 million net realized loss on retirement of debt. These 2005 amounts included $40.2 million of prepayment fees and $21.0 million net realized losses on retirement of debt related to advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005. The FHLBank retired additional consolidated obligations during 2006 related to the 2005 advance prepayments by Commercial Federal Bank, FSB, which resulted in losses on retirement of debt of $4.7 million in 2006. The significant fluctuations that have occurred in non-interest income are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as required under SFAS 133, as well as the mark-to-market revaluations of trading securities required under SFAS 115. These fluctuations are neither unusual nor infrequent because of the inherent volatility associated with derivatives and hedging activities, and revaluations of trading account securities. Under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations,” see the Net Gain (Loss) on Derivative and Hedging Activities disclosures and Net Gain (Loss) on Trading Securities disclosures for additional discussion of these transactions.
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.
Item 9A: Controls and Procedures
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
Management of the FHLBank evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as of December 31, 2006. Based upon that evaluation, the CEO and CFO have concluded that the FHLBank’s disclosure controls and procedures were effective at a reasonable assurance level at December 31, 2006.
Remediation of Previously Disclosed Material Weaknesses. Our remediation efforts, which included the design of new controls and an assessment of the operating effectiveness of the new controls, related to the material weaknesses previously disclosed in our Form 10 filed on May 15, 2006 and each of our 2006 quarterly reports on Form 10-Q over: (a) the valuation, presentation and disclosure of derivatives and designated hedge relationships;

and (b) the classification of certain cash flows, were completed during the quarter ended December 31, 2006. Those remediation efforts included: (1) development of accounting policies related to the design and implementation of enhanced controls to aid in the preparation, review, presentation and disclosures of derivatives and designated hedge relationships accounted for in accordance with SFAS 133 and for the proper classification of amounts in the statements of cash flows; (2) SFAS 133 training for our employees who transact and account for derivatives; (3) cash flow training for our employees who prepare the statement of cash flows; and (4) hiring additional employees to be responsible for our accounting and financial reporting processes. These staffing additions, training efforts and changes in internal controls over financial reporting were completed to remediate the material weaknesses identified.
Internal Control Over Financial Reporting. Except for our remediation efforts that are related to the material weaknesses discussed above, there has been no change in the FHLBank’s internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
Item 9B: Other Information
None.
Item 10: Directors, Executive Officers and Corporate Governance
Table 75 sets forth certain information regarding each of the executive officers of the FHLBank as of the date of this annual report on Form 10-K.
Table 75

			Employee of the
Executive Officer	Age	Position Held	FHLBank Since
Andrew J. Jetter	51	President/Chief Executive Officer	May 18, 1987
David S. Fisher	51	EVP/Chief Operating Officer	January 1, 2006
Mark E. Yardley	51	EVP/Chief Financial Officer	October 1, 1984
Patrick C. Doran	46	SVP/General Counsel/Corporate Secretary	May 1, 2004
Thomas E. Millburn	36	First VP/Director of Internal Audit	September 26, 1994
Denise L. Cauthon	43	VP/Controller	August 9, 1989
No executive officer has any family relationship with any other executive officer or director. All executive officers serve at the discretion of the board of directors.
There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was or is to be selected as an officer of the FHLBank, including no employment agreement between any executive officer and the FHLBank.
Except as otherwise indicated below, each officer has been engaged in the principal occupation listed above for at least five years:
Andrew J. Jetter became president and CEO of the FHLBank in September 2002. He also served as executive vice president and chief operating officer from January 1998 to September 2002. He joined the FHLBank in 1987 as an attorney and was promoted to general counsel in 1989, vice president in 1993, and senior vice president in 1996.
David S. Fisher became executive vice president and chief operating officer (COO) in January 2006. Prior to that, from June 2000 until joining the FHLBank, Mr. Fisher was EVP and CFO of Commercial Federal Bank, FSB in Omaha, Nebraska. He was responsible for Treasury, Capital Markets, Accounting, Finance, Real Estate, Strategic Planning, Information Technology, Operations, Human Resources and the Investor Relations departments. He also served as the chairman for the FHLBank Risk Management Advisory Board from April 2004 until December 2005.
Mark E. Yardley has been executive vice president and CFO since February 2005. He also served as first senior vice president and CFO from December 1999 through February 2005 and as first senior vice president, director of finance, from January 1999 to December 1999. He joined the FHLBank in 1984 as director of internal audit and was promoted to assistant vice president in 1990 and vice president in 1991.

Patrick C. Doran became senior vice president, general counsel and corporate secretary in May 2004. Prior to that, he served as senior counsel and vice president of corporate and community affairs for 1st Source Bank, South Bend, Indiana.
Thomas E. Millburn has been first vice president, director of internal audit since March 2004. He joined the FHLBank in 1994 as staff auditor. He was promoted to assistant vice president, director of internal audit in 1999 and to vice president in 2000.
Denise L. Cauthon has been vice president, controller since January 2005. She joined the FHLBank in 1989 as a staff internal auditor. She was promoted to assistant liability manager and then financial reporting accountant in 1998. She was promoted to financial reporting and operations manager in 1999 and was named assistant vice president in 2000. She was promoted to assistant controller – financial reporting in 2002. She became vice president in 2004.
Directors
Pursuant to the Bank Act, as modified by Finance Board regulations, the FHLBank’s board of directors shall consist of a minimum of 14 directors, eight of whom are to be elected by the members and six of whom are to be appointed by the Finance Board. Due to the interplay of the “method of equal proportions,” which the Finance Board uses to allocate elected directorships to each state in the FHLBank’s four-state district, and the requirement that the number of elective directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Board may allocate additional elected director seats above the statutory minimum of eight. The Finance Board has authorized FHLBank’s board of directors to consist of 15 directors, nine of whom are to be elected by the members and six of whom are to be appointed by the Finance Board. Directors serve three-year terms. Elected directors cannot serve more than three consecutive three-year terms. Appointed directors may be reappointed at the discretion of the Finance Board. Each director is required to be a citizen of the United States and must either be a resident in the FHLBank’s district or serve as an officer or director of a member located in the FHLBank’s district. As of the date of this report, the FHLBank’s board of directors was comprised of nine elected directors and two appointed directors. Four appointed directorships are currently unfilled. In December 2006, the Finance Board appointed two directors to the FHLBank’s board of directors for terms beginning January 1, 2007 and ending December 31, 2007.
On January 24, 2007, the Finance Board issued an Interim Final Rule (“Interim Rule”) with request for comment that would amend the procedures for the selection of appointed directors. The Interim Rule became effective on January 24, 2007. The Finance Board believes that the new procedures for the selection of appointive directors will enhance its ability to identify and appoint well-qualified individuals to serve as FHLBank directors. Under the new procedures, the FHLBank’s board of directors, on or before October 1st of each year, will submit to the Finance Board a list of nominees who meet the statutory eligibility requirements and are otherwise well-qualified for the appointive directorships that will become vacant at the end of that calendar year. The list of individuals the FHLBank submits must include two times the number of appointive directorships that are to be filled that year and describe each nominee’s eligibility and qualifications. The Finance Board may decline, in its sole discretion, to appoint any of the individuals on the initial list submitted by the FHLBank. If this occurs, the Finance Board may direct the FHLBank to submit the names of additional eligible and well-qualified individuals for the Finance Board’s consideration. The Interim Rule includes a temporary provision for filling appointive directorships that are vacant on January 1, 2007. Specifically, the temporary provision requires the board of directors of the FHLBank to submit to the Finance Board a list of individuals as nominees to fill the four open appointed directorships on the FHLBank’s board of directors on or before March 31, 2007, instead of October 1, 2007. In all other respects, the changes made by the Interim Rule will apply.
Beginning with director elections and the appointment process for 2008, the FHLBank board of directors will delegate to a new Housing and Governance Committee, the responsibility to advise the board of directors with respect to filling open elected directorships and submitting nominees to the Finance Board for appointive directorships. Due to the brief period between the effective date of the Interim Rule and the deadline for submission of nominees to fill the FHLBank’s four open appointive directorships, the board of directors appointed an interim committee to review the qualifications and skills of potential appointive director candidates and advise the board of directors on a slate of nominees to submit to the Finance Board by the March 31, 2007 deadline.
There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. No director has any family relationship with any other director or executive officer.
No executive officer serves as a director of any public company.

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 – Executive Compensation.
Table 76 sets forth certain information regarding each of the FHLBank’s directors as of the date of this annual report on Form 10-K.
Table 76

			Expiration of
Director	Age	Director Since	Term as Director
Michael M. Berryhill	51	January 1, 2003	December 31, 2008
Robert E. Caldwell, II*	36	January 1, 2004	December 31, 2007
James R. Hamby	55	January 1, 2007	December 31, 2009
Steven D. Hogan	44	January 1, 2004	December 31, 2009
Jane C. Knight*	63	January 1, 2004	December 31, 2007
Lawrence L. McCants	57	January 1, 2005	December 31, 2007
Thomas H. Olson	71	January 1, 2002	December 31, 2007
Lindel E. Pettigrew	64	January 1, 2002	December 31, 2007
Bruce A. Schriefer	57	January 1, 2007	December 31, 2009
Gordon C. Smith, Jr.	62	January 1, 2007	December 31, 2008
Ronald K. Wente	56	January 1, 1996	December 31, 2008

*	Appointed directors.
Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:
Michael M. Berryhill became an elected director of the FHLBank from January 2003 through December 2005 and again was re-elected to serve from January 2006. Mr. Berryhill has been chairman of the board of directors, president and CEO of Morgan Federal Bank, Fort Morgan, Colorado, since 1993.
Robert E. Caldwell, II served as an appointed director of the FHLBank from January 2004 through December 2006 and was reappointed January 2007 to a one year term. He served as vice chairman of the FHLBank board of directors commencing January 2004 through December 2006. Mr. Caldwell is president and CEO of Hampton Enterprises, Inc. He previously served as general counsel for Linweld, Inc. a large independent manufacturer and distributor of industrial/medical gases and welding supplies.
James R. Hamby was an elected director of the FHLBank from January 1995 through December 2001. He was again elected to the board of directors for a term commencing January 2007. Mr. Hamby has been CEO of Vision Bank, Ada, Oklahoma, since 1990.
Steven D. Hogan has been an elected director of the FHLBank since January 2004. Mr. Hogan is president of Centennial Bank of the West (formerly First MainStreet Bank), Fort Collins, Colorado. He joined Centennial Bank of the West in 2001. From 2000 to 2001 he was a senior credit officer for Vista Bank, Colorado Springs, Colorado, and was employed as an account manager with the FHLBank from 1996 to 2000.
Jane C. Knight has been an appointed director of the FHLBank from January 2004 through December 2006 and was reappointed January 2007 to a one year term. Ms. Knight was vice president of site-based strategies for Kansas Big Brothers Big Sisters from 2002 through 2005. Prior to that, she directed the Wichita office for Kansas Governor Bill Graves and was in charge of addressing constituent concerns, including housing issues.
Lawrence L. McCants became an elected director of the FHLBank for a term commencing January 2005. He joined First National Bank in Goodland, Kansas, in 1983 and has served as chairman of the board and president since that time. Mr. McCants was previously employed by the Comptroller of the Currency for 11 years.
Thomas H. Olson has been an elected director of the FHLBank since January 2002. He was re-elected for a term commencing January 2005. Mr. Olson has been chairman of the board of Lisco State Bank, Lisco, Nebraska, as well as served as chairman of the board of four other banks located in Nebraska, Colorado, and Wyoming during and prior to the past five years.

Lindel E. Pettigrew became an elected director of the FHLBank from January 2002 through December 2004. He was re-elected to a term commencing January 2005. He is currently serving as the vice chairman of the FHLBank board of directors commencing January 2007. Mr. Pettigrew has been president and CEO of Chickasha Bank and Trust Company, Chickasha, Oklahoma, since 1974.
Bruce A. Schriefer became an elected director of the FHLBank commencing January 2007. Mr. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 where he serves as President, CEO and Director.
Gordon C. “Bud” Smith, Jr. served as an elected director of the FHLBank from January 1993 through December 1994. He was elected by the FHLBank’s board of directors for a term commencing January 2007 to fulfill the unexpired director’s term reallocated from Nebraska to Oklahoma. Mr. Smith has been president and CEO at Liberty Federal Savings Bank, Enid, Oklahoma, since 1991 where he began his career in 1972.
Ronald K. Wente has been an elected director of FHLBank commencing January 1996 through December 2005. He was re-elected for a term commencing January 2006. He has served as chairman of the FHLBank board of directors since 2000. Mr. Wente has been president and CEO of Golden Belt Bank, Hays, Kansas, since 1974.
Code of Ethics
The FHLBank has adopted a Code of Ethics that applies to the FHLBank’s directors, officers (including the FHLBank’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. The FHLBank has posted its Code of Ethics on its Web site at www.fhlbtopeka.com. The FHLBank will also post on its Web site any amendments to, or waivers from, a provision of its Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the General Counsel of the FHLBank at One Security Benefit Place, Suite 100, Topeka, Kansas, 66606.
Audit Committee Financial Expert
The board of directors has determined that Michael M. Berryhill qualifies as an “audit committee financial expert” as that term is defined under SEC regulations. Mr. Berryhill is “independent” in accordance with the Nasdaq Independence Standards for audit committee members, as those standards apply to the FHLBank.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
Our overall compensation philosophy is to establish and provide a total compensation program for our executive officers, including the President and CEO, the Executive Vice President and CFO, and other executive officers named in the Summary Compensation Table (see Table 78 under this Item 11) and related tables contained in this Form 10-K (Named Executive Officers) that assists and supports the FHLBank in achieving its mission to promote housing, jobs and general prosperity by offering products and services that help the FHLBank’s members provide affordable credit in their communities.
The Compensation Committee of the board of directors (Compensation Committee) oversees the compensation of the executive group consisting of the President and CEO, the Executive Vice President and COO, the Executive Vice President and CFO and the Senior Vice President and General Counsel (Executive Group), including advising the board of directors on the establishment of appropriate compensation, incentive and benefits programs. The Compensation Committee also reviews the performance of the Executive Group, approves the base salaries of the Executive Group other than the President and CEO, and approves incentive awards under incentive programs applicable to the Executive Group.
Our Named Executive Officers have the responsibility to assist the board of directors in developing and implementing strategic initiatives necessary to ensure the FHLBank’s ongoing success in achieving its mission. Consequently, we consider: (1) attracting highly-qualified and talented individuals; (2) retaining and motivating these individuals; and (3) competing with the compensation practices of other comparable financial industries as the principle objectives of our compensation program for the Named Executive Officers. The Compensation Committee assists the board of directors in establishing the following compensation objectives to guide the compensation of our Named Executive Officers.

Compensation Objectives
Attraction and Retention
In order to achieve our objective to attract and retain highly-qualified candidates for the Named Executive Officer positions, the FHLBank’s total compensation program is designed to:
•	Provide total cash compensation that is competitive taking into account the FHLBank’s status as a cooperative GSE;
•	Provide a competitive benefits package; and
•	Provide compensation that supports the short-term business strategies of the FHLBank and assists the FHLBank in the achievement of its mission.
Motivation
Motivating our Named Executive Officers to accomplish short-term goals that promote a high level of FHLBank performance for our members is an integral objective of our total compensation program. We recognize that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote the FHLBank’s mission.
Competition
We strive to provide an aggregate compensation opportunity for our Named Executive Officers that is competitive with prevailing practices within an appropriately defined comparator marketplace, aligns member and executive interests, and reflects total compensation that is consistent with individual performance and business results.
Elements of Executive Compensation
To implement our objectives, the elements of our 2006 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual cash incentive awards; (3) benefits; and (4) limited perquisites and other personal benefits programs that utilize cost sharing with the Named Executive Officers to the extent it did not threaten the competitiveness of the total compensation program.
Annual Base Salary
A significant element of each Named Executive Officer’s compensation is annual salary. Annual salaries paid to the Named Executive Officers in 2006 were determined to be competitive within the Federal Home Loan Bank System and benchmarked against the 50th percentile market value of the defined competitive market. In 2006, the FHLBank made a subjective determination that the defined competitive market consisted of financial institutions with assets of $10 billion to $12 billion. Each year, salary adjustments are intended to reflect the performance of each Named Executive Officer’s ongoing responsibilities. Thus, adjustments to annual base salary generally take the form of merit raises for our Named Executive Officers and typically occur in April. During April 2006, each Named Executive Officer received a merit-based increase in his annual base salary, except for David Fisher as he became employed on January 1, 2006, and therefore, was not eligible for a raise in April. The CEO’s salary adjustment in 2006 was determined by the board of directors and based upon comparisons to the defined competitive market and the degree to which he effectively and satisfactorily fulfilled the responsibilities of his position during the prior twelve months. The salary adjustments of the other Named Executive Officers in 2006, except David Fisher, were determined by their immediate supervisors based upon comparisons to the defined competitive market, their performance during the prior twelve months, their experience, time in their position and labor supply and demand considerations.
Beginning in 2007, adjustments to annual base salaries will be determined as follows:
•
The annual base salary of the CEO will be determined by the board of directors, upon recommendation by the Compensation Committee, after considering current market data, the results of 360 degree feedback on the CEO’s performance, and the CEO’s self assessment;

•	The annual base salaries of the COO, CFO and General Counsel will be recommended by the CEO and approved by the Compensation Committee; and
•	The annual base salary for the Director of Risk Analysis & Financial Operations will be recommended by the CFO and approved by the CEO.
Annual Cash Incentive Awards
We make available annual cash incentive awards to all employees, including the Named Executive Officers, in the form of our Performance Pay Plan (PPP). The PPP is designed to reward Named Executive Officers for promoting the FHLBank’s mission. The board of directors establishes performance objectives applicable to the Named Executive Officers that must be achieved in order to receive an award under the PPP. The CEO establishes the performance objectives applicable to all other employees under the PPP, except the employees of the FHLBank’s internal audit department who have distinct performance objectives established by the audit committee of the board of directors.

Benefits
The board of directors and FHLBank are committed to providing competitive, high-quality benefits designed to promote health, well-being, good will and income protection for all employees, including the Named Executive Officers. The FHLBank offers all employees a core level of benefits and a variety of optional benefits including medical, dental, prescription drug, life insurance, long-term disability, flexible spending accounts, employee assistance program, and travel accident insurance. The Named Executive Officers participate in these core benefit programs on the same basis as all other full-time employees.
The FHLBank maintains a comprehensive retirement program for its eligible officers and salaried full-time staff comprised of two qualified pension plans: (1) a defined-benefit plan (established in 1943), and (2) a defined-contribution plan (established in 1972). For its qualified pension plans, the FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (the DB Plan) and the Pentegra Financial Institutions Thrift Plan, a retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of the FHLBank (the DC Plan).
All employees, who have met the eligibility requirements, participate in the DB Plan. The plan requires no employee contributions.
All employees who have met the eligibility requirements can choose to participate in the DC Plan. The FHLBank matches employee contributions based on the length of service and the amount of employee contribution. Matching ratios under the DC Plan are as follows:

Year 1	No match
Years 2 through 3	100 percent match up to 3 percent of employee’s contributions
Years 4 through 5	150 percent match up to 3 percent of employee’s contributions
After 5 years	200 percent match up to 3 percent of employee’s contributions
In response to federal legislation, which imposed restrictions on the pension benefits payable to its executives, the FHLBank subsequently established a third retirement plan. Entitled the Benefit Equalization Plan (BEP), this third retirement plan is a non-qualified plan which restores the pension benefits that an eligible employee is restricted from receiving because of the limitations imposed by the IRC on the benefits received from or contributions made to the FHLBank’s two qualified pension plans. Generally, the BEP is characterized as a non-qualified “excess benefit” plan which restores those retirement benefits that exceed the IRC limits applicable to the FHLBank’s qualified DB and DC Plans. In this respect, the BEP is an extension of the FHLBank’s retirement commitment to its Named Executive Officers and other highly compensated employees that preserves and restores the full pension benefits which due to IRC limitations are not payable from the qualified pension plans.
Through the BEP, the Named Executive Officers and other key officers are eligible to participate in a Supplemental Employee Retirement Plan (SERP), a non-qualified retirement plan that in many respects mirrors the DB Plan. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the DB Plan in the absence of limits on maximum benefits levels imposed by the IRC.
The Named Executive Officers and other key officers are also eligible to participate in a Supplemental Thrift Plan, a non-qualified defined contribution plan that in many respects mirrors the DC Plan. The Supplemental Thrift Plan ensures, among other things, that participants whose contributions to the DC Plan would otherwise be restricted by certain provisions of the IRC are able to make elective pretax deferrals and to receive the FHLBank match relating to such deferrals.
Perquisites and Other Benefits
The board of directors views the perquisites afforded to the Named Executive Officers as an element of the total compensation program and, as such, are provided to them primarily as a convenience associated with each position’s duties and responsibilities.
Examples of perquisites that are unique to the Named Executive Officers may include the following:
•	The personal use of an FHLBank-owned automobile;
•	Financial and tax planning;
•	Relocation assistance;
•	Spousal travel; and
•	Country Club memberships.

Categorical types of perquisites provided to the Named Executive Officers in 2006 are presented and detailed in the Summary Compensation Table (see Table 78 under this Item 11) and accompanying narrative where aggregate perquisites to any single Named Executive Officer exceeded $10,000.
Why We Choose to Pay These Elements
The focus on annual cash compensation, coupled with a strong benefits package, to attract and retain the Named Executive Officers reflects our belief that the FHLBank’s regulated status as a GSE increases the importance of effectively managing the FHLBank’s ongoing operations, and provides greater opportunities for affecting its annual performance than its longer-term, three to five year performance. Additionally, the FHLBank’s status as a GSE provides a relatively structured, lower-risk environment in which to manage the enterprise that has appeal to highly-qualified executive officer’s, apart from the opportunity to earn substantial long-term incentive compensation.
How We Determined the Amount of Each Element and Their Fit Into our Overall Compensation Objectives
Annual Base Salary
We have historically recruited nationally in our efforts to attract highly-qualified candidates for the FHLBank’s Named Executive Officer positions. To ensure that the FHLBank is offering and paying competitive compensation, the board of directors has periodically engaged the expertise of compensation consultants to benchmark competitive base salary, annual incentive compensation awards and benefits for the Named Executive Officers. In addition, annually, a compensation consultant has summarized compensation data reported by the Federal Home Loan Bank System and conducted surveys of peer groups to ensure the Named Executive Officers’ cash compensation remains properly aligned with these groups.
Beginning in 2007, the Compensation Committee has determined to benchmark annual cash compensation and benefits for these positions at levels competitive with financial institutions in the Midwest labor market. The decision to benchmark annual cash compensation and benefits for the Executive Group at a level competitive with financial institutions generally reflects our belief that the knowledge and skills necessary to effectively perform the duties required of the Executive Group may be developed as a result of training and experience at a variety of financial institutions.
The decision to remain competitive at the level of the Midwest labor market reflects our belief that Topeka’s Midwestern culture is likely to be most appealing to candidates who currently reside in the Midwest or reside elsewhere, but seek the opportunity to return to the Midwest.
As noted previously, in 2006, the FHLBank made a subjective determination that financial institutions with assets of $10 billion to $12 billion were comparable for compensation purposes, and, therefore, benchmarked the Named Executive Officers’ compensation against the 50th percentile market value of that defined competitive market.
However, toward the end of the 2006 fiscal year, the Compensation Committee engaged a compensation consultant, Compensation Planning Group, Inc. (CPG), to assist the Compensation Committee with its benchmarking targets. Consequently, beginning in 2007, the FHLBank will:
•	Develop an asset normalization model (ANM) that computes the net income levels associated with financial institutions of various asset sizes;
•	Use the ANM to translate high quality published pay data that is scoped in terms of asset size into the corresponding levels of net income; and then
•	Rely upon pay data from financial service institutions with similar income levels to compute the 50th percentile market values of its Named Executive Officer positions.
Short and Long-Term Incentive Compensation
To effectively motivate the Named Executive Officers to accomplish either short- or long-term goals that promote the FHLBank’s performance, the FHLBank believes that incentive awards must represent pay at risk. In other words, the administration of the FHLBank’s incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, board-approved goals, and not distributed if such goals are not met.
In 2006, the board of directors established five performance objectives for the Named Executive Officers under the PPP, and the CEO established identical performance objectives for all other employees, with the exception of the employees of the internal audit department. A committee of the board of directors then approved quarterly and annual payouts under the PPP to the Named Executive Officers based upon the quantitative achievement of the five performance objectives within a range of defined performance standards. Award levels were set at threshold, target and maximum percentages of base salary. So long as at least a threshold level of performance was achieved, payouts were made up to a maximum payout percentage set for each Named Executive Officer. The committee had the discretion to reduce or eliminate the amount of a bonus otherwise payable to a Named Executive Officer. In addition, unless the FHLBank filed a Form 10 with the SEC by June 30, 2006 to effect registration, no payments under the PPP could be made to the Named Executive Officers without the prior approval of the board of directors. The metrics against which Named Executive Officers’ performance were evaluated in 2006 (i.e., core return on Class B Stock, loan penetration among members, profit-oriented product utilization by members, mission-oriented product utilization by members, and congressional outreach) represented a mix of profit-oriented and service-oriented targets, and reflected the fact that the FHLBank’s primary mission as a cooperatively owned GSE is providing benefits to its members in the form of products, services and dividends, and not profit maximization. Table 77 presents the percentage payout of salary earned each Named Executive Officer could receive at the target level of achievement.
Table 77

Position	Target
CEO	55 percent
COO, CFO and General Counsel	45 percent
Director of Risk Analysis & Financial Operations	35 percent
During 2006, the FHLBank did not offer the Named Executive Officers the opportunity to earn long-term incentives. However, the FHLBank recognizes that, despite its emphasis on annual cash compensation, long-term goals may be developed that have strategic value. Consequently beginning in 2007, the FHLBank may give the Executive Group the opportunity to earn long-term incentives for accomplishing three-to-five year goals that have clear strategic value to the FHLBank net of associated incentive costs.
The required calculation of a goal’s strategic value net of associated incentive costs reflects the FHLBank’s belief that long-term incentive plans must be self-funding, and avoid transferring any financial risk to the FHLBank. The target awards earned for accomplishing any long-term goals will be competitive at less than the 50th percentile market values of the Executive Group’s positions.
Severance Policy
The FHLBank provides severance benefits to the Named Executive Officers pursuant to the FHLBank’s Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers, including the Named Executive Officers, from loss of income during a period of unemployment. An officer of the FHLBank is eligible to receive severance pay under the policy if the FHLBank terminates the officer’s employment with or without cause, subject to certain limitations.
Provided the requirements of the policy are met and the officer provides the FHLBank an enforceable release, the officer will receive severance pay equal to the following amount of the officer’s final base salary indicated for the officer’s title. Officer titles not specifically listed will be paid the same number of weeks as the next lower ranking title.

President	52 weeks
Executive Vice President	39 weeks
Senior Vice President	26 weeks
Vice President	13 weeks
Assistant Vice President	11 weeks
Other Officer	9 weeks
Compensation Committee Report
The Compensation Committee of the FHLBank’s board of directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in the FHLBank’s annual report on Form 10-K.
The Compensation Committee
of the board of directors
Ronald K. Wente, Chairman
Lindel E. Pettigrew
Michael M. Berryhill
Robert E. Caldwell II
Thomas H. Olson

Table 78 presents the Summary Compensation Table for the Named Executive Officers.
Table 78

						Change in
						Pension Value
						and
						Nonqualified
					Non-Equity	Deferred
Name and					Incentive Plan	Compensation		All Other
Principal Position	Year	Salary	Bonus		Compensation[1]	Earnings		Compensation		Total
Andrew J. Jetter President & CEO	2006	$533,750	$0		$285,347	$371,117	[2]	$59,859	[3]	$1,250,073

David S. Fisher Executive Vice President & COO	2006	340,000	50,000	[4]	148,668	0		21,573	[5]	560,241

Mark E. Yardley Executive Vice President & CFO	2006	251,837	0		109,816	143,142	[6]	21,359	[7]	526,154

Patrick C. Doran Senior Vice President & General Counsel	2006	210,000	0		91,887	16,000	[8]	14,102	[9]	331,989

Frank M.Tiernan Senior Vice President & Director of Risk Analysis & Financial Operations	2006	171,143	0		59,393	133,020	[10]	14,662	[11]	378,218

[1]	All compensation reported under “non-equity incentive plan compensation” represents performance bonuses earned pursuant to achievement of performance objectives under the FHLBank’s PPP.

[2]
Above market earnings for Mr. Jetter were $15,117; the aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $46,000; and the aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $310,000.

[3]
All other compensation for Mr. Jetter was comprised of $13,379 in perquisites and personal benefits consisting of an automobile allowance, country club membership and expenses for spousal travel; life insurance premiums in the amount of $1,606; long term disability premiums in the amount of $1,231; FHLBank’s contribution to the FHLBank’s DC Plan in the amount of $16,768; and FHLBank’s contribution to the defined contribution portion of the BEP in the amount of $26,875.

[4]	Mr. Fisher received a discretionary cash signing bonus of $50,000 on March 31, 2006, for his acceptance of employment with the FHLBank.

[5]
All other compensation for Mr. Fisher was comprised of life insurance premiums in the amount of $595; long term disability premiums in the amount of $578; and FHLBank’s contribution to defined contribution portion of the BEP in the amount of $20,400.

[6]
Above market earnings for Mr. Yardley were $1,142; the aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $53,000; and the aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $89,000.

[7]
All other compensation for Mr. Yardley was comprised of life insurance premiums in the amount of $746; long term disability premiums in the amount of $763; FHLBank’s contribution to FHLBank’s DC Plan in the amount of $9,640; and FHLBank’s contribution to the defined contribution portion of the BEP in the amount of $10,210.

[8]
The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $10,000 and the aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $6,000.

[9]
All other compensation for Mr. Doran was comprised of life insurance premiums in the amount of $556; long term disability premiums in the amount of $655; FHLBank’s contribution to DC Plan in the amount of $7,616; and FHLBank’s contribution to the defined contribution portion of the BEP in the amount of $5,275.

[10]
Above market earnings for Mr. Tiernan were $20 and the aggregate change in the value of Mr. Tiernan’s accumulated benefit under the FHLBank’s DB Plan was $122,000 and the aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $11,000.

[11]
All other compensation for Mr. Tiernan was comprised of life insurance premiums in the amount of $501; long term disability premiums in the amount of $589; and FHLBank’s contribution to the DC Plan in the amount of $13,572.

Table 79 presents the Grants of Plan Based Awards Table for the Named Executive Officers.
Table 79

		Estimated Possible Payouts Under Non-
		Equity Incentive Plan Awards[1]
Name	Grant Date [2]	Threshold	Target	Maximum
Andrew J. Jetter President & CEO	01/01/2006	$0	$56,650	$80,726
	04/01/2006	0	59,400	84,645
	07/01/2006	0	59,400	84,645
	10/01/2006	0	118,113	168,310

David S. Fisher Executive Vice President & COO	01/01/2006	0	30,600	43,605
	04/01/2006	0	30,600	43,605
	07/01/2006	0	30,600	43,605
	10/01/2006	0	61,200	87,210

Mark E. Yardley Executive Vice President & CFO	01/01/2006	0	22,050	31,421
	04/01/2006	0	22,050	31,421
	07/01/2006	0	22,711	32,364
	10/01/2006	0	46,515	66,284

Patrick C. Doran Senior Vice President & General Counsel	01/01/2006	0	17,550	25,009
	04/01/2006	0	19,350	27,574
	07/01/2006	0	19,350	27,574
	10/01/2006	0	38,250	54,506

Frank M. Tiernan Senior Vice President & Director of Risk Analysis & Financial Operations	01/01/2006	0	11,642	16,590
	04/01/2006	0	12,093	17,232
	07/01/2006	0	12,093	17,232
	10/01/2006	0	24,072	34,303

[1]	Amounts reflected in this table represent the applicable range of possible payouts under the PPP and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2006.

[2]	Dates represent the date a cash award was granted to each named executive officer. All awards were payable at a later date.
2006 Performance Pay Plan
Under the PPP, Named Executive Officer’s may earn a percentage of their quarterly base salary upon achieving performance objectives established by the board of directors. These performance objectives include: (1) core return on Class B Stock as a spread over three-month LIBOR, which is (a) net income calculated under GAAP but excluding prepayments fees, gains or losses from security sales, gains/losses on early debt retirement and related derivatives and regulatory adjustments, less an amount equal to earnings from Class A Common Stock calculated at an earnings-neutral rate; divided by (b) average Class B Common Stock for the period; minus (c) average three-month LIBOR for the period (150 percent of target for maximum award); (2) average advance penetration among members (150 percent of target for maximum award); (3) profit-oriented product utilization by members (150 percent of target for maximum award); (4) mission-oriented product utilization by members (120 percent of target for maximum award); and (5) congressional outreach (120 percent of target for maximum award).
Performance Levels
A range of cash awards may be granted each quarter at levels that correspond to exceeding the threshold levels of performance for each objective up to a maximum percentage of target performance. This is calculated by first deciding upon each performance objective’s threshold and target levels of performance, and then calculating its maximum level of performance by: (1) subtracting its target value from its threshold value; (2) multiplying the difference by 120 percent or 150 percent, depending upon the performance objective; and (3) adding the product to the value of the threshold (i.e., maximum = ((target – threshold) x 120 or 150 percent) + threshold)).

Target Awards
Named Executive Officers’ quarterly total target awards, for achieving target-level performance on all five performance objectives, are calculated by multiplying the Named Executive Officers’ quarterly salaries by a weighted percentage for each performance objective. The value of the target award percent varies depending upon the Named Executive Officer. The value for the CEO is 55 percent. The value for the CFO, COO, and General Counsel is 45 percent; and the value for the Director of Risk Analysis & Financial Operations is 35 percent.
Named Executive Officers’ quarterly performance awards, for achieving target-level performance on a particular performance objective, are calculated by multiplying their total target awards by the performance objective’s weight (i.e., single performance award = total target award x performance objective weight). These weights vary, depending upon the Named Executive Officer. For the CEO, CFO, COO and General Counsel, the performance objective weight for: (1) core return on Class B Stock is 40 percent, (2) advance penetration among members is 20 percent, (3) profit-oriented product utilization is 15 percent, (4) mission-oriented product utilization is 15 percent, and (5) congressional outreach is 10 percent. For the Director of Risk Analysis & Financial Operations, the performance objective weight for: (1) core return on Class B Stock is 35 percent, (2) advance penetration among members is 20 percent, (3) profit-oriented product utilization is 20 percent, (4) mission-oriented product utilization is 15 percent, and (5) congressional outreach is 10 percent.
Threshold and Maximum Awards
Named Executive Officers do not receive quarterly awards for achieving threshold-level performance. The Named Executive Officer’s performance of a particular performance objective must exceed threshold in order to be eligible for an award. The award for achieving “optimum-level” performance (or “maximum” as provided in Table 77) is determined by multiplying the performance objective’s target award by 142.5 percent (i.e., maximum award = target award x 142.5 percent).
Intermediate Awards
The FHLBank’s performance may, of course, be intermediate to threshold and target, or target and maximum. In such cases, Named Executive Officers may receive a pro rata portion of the award.
Holdbacks
Twenty percent of the calculated quarterly incentive award is retained by the FHLBank and paid after the end of the PPP plan period if: (1) the Named Executive Officer is employed by the FHLBank on the last day of the plan year; (2) no proration or forfeiture provisions in the PPP apply; and (3) the FHLBank achieves at least threshold performance on its core return on Class B Common Stock objective.
FHLBank Pay Mix
The short-term nature of the PPP, and absence of discretionary bonuses, reflect the FHLBank’s focus on compensation for performance and annual cash compensation to drive that performance. The proportions of Named Executive Officers’ 2006 total compensation that is represented by their salaries and by short-term cash incentive awards reflect the FHLBank’s effort to establish the appropriate competitiveness of each compensation element.

Pension Benefits
Table 80 presents the Pension Benefits Table for the Named Executive Officers.
Table 80

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Services	Benefit	Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for
President & CEO	Financial Institutions	18.583	$354,000	$0

	FHLBank Benefit Equalization Plan	18.583	1,079,000	0

David S. Fisher	Pentegra Defined Benefit Plan for
Executive Vice President	Financial Institutions	0.000	0	0

& COO	FHLBank Benefit Equalization Plan	0.000	0	0

Mark E. Yardley	Pentegra Defined Benefit Plan for
Executive Vice President	Financial Institutions	21.250	423,000	0

& CFO	FHLBank Benefit Equalization Plan	21.250	283,000	0

Patrick C. Doran	Pentegra Defined Benefit Plan for
Senior Vice President &	Financial Institutions	1.667	16,000	0

General Counsel	FHLBank Benefit Equalization Plan	1.667	7,000	0

Frank M. Tiernan
Senior Vice President & Director of Risk Analysis	Pentegra Defined Benefit Plan for Financial Institutions	19.883	913,000	0

& Financial Operations	FHLBank Benefit Equalization Plan	19.883	36,000	0

The FHLBank’s DB Plan covers all full time employees of the FHLBank who have met the eligibility requirements of attainment of age 21 and twelve months of employment. These include the Named Executive Officers, except Mr. Fisher who had not yet been employed by the FHLBank for twelve months at December 31, 2006. An employee is not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to the plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received.
The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to: 2 percent of his/her highest 3-year average salary multiplied by his/her years’ of benefit service. Three participants are eligible to receive benefits in excess of 2.00 percent because of a plan change in 2003. The amount in excess of 2.00 percent is a calculated “frozen add-on,” determined at the time of the plan change. The formula for this “frozen add-on” is [old benefit formula as of August 31, 2003 minus new benefit formula as of September 1, 2003 equals the frozen add-on]. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC limit of $220,000 on earnings for 2006. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50.
Early Retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officers meeting the five year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and his/her age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.
The FHLBank’s BEP is, in part, a non-qualified defined benefit plan. The defined benefit portion of the BEP provides benefits under the same terms and conditions as the DB Plan. However, the BEP does not limit the annual earnings or benefits of the Named Executive Officers. Benefits that would otherwise be provided under the BEP are reduced by benefits provided under the DB Plan.

The FHLBank’s contributions to the DB Plan through June 30, 1987, represented the normal cost of the plan. The DB Plan reached the full-funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987, because of favorable investment and other actuarial experience during previous years. As a result, the DB Plan suspended employer contributions for all plan years ending after June 30, 1987, through June 30, 2000. Contributions to the DB Plan resumed on July 1, 2000. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $2,349,000 in 2006. The DB Plan is a multiple-employer plan and does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the FHLBank cannot be made.
The measurement date used to determine the current year’s benefit obligation was December 31, 2006. The present value of the current accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value at 7.75 percent interest and 50 percent of benefit value at 5.00 percent interest, discounted to the current age of each Named Executive Officer at 7.75 percent interest. The present value of benefits accrued after that date is valued at 7.75 percent interest. The present value of the current accrued benefit for each Named Executive Officer under the DB portion of the SERP was valued at 5.50 percent interest through December 31, 2005 and December 31, 2006.
Deferred Compensation
Table 81 presents the Nonqualified Deferred Compensation Table for the Named Executive Officers.
Table 81

	Executive	Registrant	Aggregate		Aggregate	Aggregate
	Contributions	Contributions	Earnings in		Withdrawals/	Balance at
Name	in Last FY	in Last FY	Last FY		Distributions	Last FYE
Andrew J. Jetter President & CEO	$44,792	$26,875	$43,797[1]		$0	$557,776

David S. Fisher Executive Vice President & COO	16,888	20,400	855		0	38,143

Mark E. Yardley Executive Vice President & CFO	27,227	10,210	13,022	[2]	0	225,928

Patrick C. Doran Senior Vice President & General Counsel	2,150	5,275	1,201		0	23,822

Frank M. Tiernan Senior Vice President & Director of Risk Analysis & Financial Operations	0	0	96	[3]	0	1,471

[1]	For Mr. Jetter, $15,117 of this amount was also reported as above market earnings in the Summary Compensation Table.

[2]	For Mr. Yardley, $1,142 of this amount was also reported as above market earnings in the Summary Compensation Table.

[3]	For Mr. Tiernan, $20 of this amount was also reported as above market earnings in the Summary Compensation Table
The BEP is, in part, an unfunded, nonqualified deferred compensation plan (the Supplemental Thrift Plan). The Supplemental Thrift Plan allows the Named Executive Officers, whom so choose, to receive a credit for elective contributions in excess of the maximum permitted by the IRC limitations in the FHLBank’s DC Plan in which they participate. If portions of the Named Executive Officer’s regular DC Plan account contributions are returned after the end of the preceding year because of IRC limitations, the Named Executive Officer is credited with make-up contributions under the Supplemental Thrift Plan equal to his returned portions.
Named Executive Officers also receive matching contributions from the FHLBank equal to the matching contribution, if any, that would be credited under the qualified DC Plan. Patrick C. Doran and David S. Fisher negotiated higher matches in the Supplemental Thrift Plan for a select period of time upon hire because of the one year waiting requirement before the FHLBank match initiates under the DC Plan. If Mr. Doran’s matching contribution under the FHLBank’s qualified 401(k) plan is less than 5 percent, then he receives a matching contribution equal to the difference between 5 percent and the percentage received. If Mr. Fisher’s matching contribution under the FHLBank’s qualified 401(k) plan is less than 6 percent, then he receives a matching contribution equal to the difference between 6 percent and the percentage received.
The Supplemental Thrift Plan allows Named Executive Officers to earn either a rate of return based on the FHLBank’s return on equity for 2006, or the rate of return resulting from investments in options available under the

FHLBank’s DC Plan. The latter includes funds representing a variety of investment risk, including index funds, income funds, bond funds, value funds, and growth funds.
Named Executive Officers are at all times 100 percent vested in their Supplemental Thrift Plan accounts. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. Upon retirement or termination of employment with the FHLBank, the Named Executive Officer’s account balance would be paid in a lump sum, as soon as practicable.
Director Compensation
Table 82 presents the Director Compensation Table for the FHLBank’s 2006 board of directors.
Table 82

		Change in
		Pension Value
		and Nonqualified
		Deferred
	Fees Earned or	Compensation		All Other
Name	Paid in Cash	Earnings		Compensation[1]	Total
Harley D. Bergmeyer	$17,614	$0		$0	$17,614
Michael M. Berryhill	17,614	0		3,000	20,614
Robert Caldwell II	23,486	0		1,000	24,486
G.Bridger Cox	17,614	0		3,100	20,714
Steven D. Hogan	17,614	0		500	18,114
Jane C. Knight	17,614	0		5,000	22,614
Lawrence L. McCants	17,614	0		0	17,614
Thomas H. Olson	17,614	298	[2]	5,000	22,912
Lindel E. Pettigrew	17,614	0		0	17,614
William R. Robbins	17,614	0		3,500	21,114
Ronald K. Wente	29,357	1,040	[3]	1,000	31,397

[1]
All other compensation consists exclusively of charitable matching contributions made by the FHLBank on behalf of the respective director pursuant to FHLBank’s Matching Gift Program. Contributions made to eligible nonprofit organizations in Colorado, Kansas, Nebraska or Oklahoma are matched on a dollar-for-dollar basis up to an aggregate maximum of $5,000 per calendar year.

[2]	Above market earnings for Mr. Olson were $298.

[3]	Above market earnings for Mr. Wente were $1,040.
In accordance with the Finance Board’s regulations and the Bank Act, the FHLBank has established a formal policy governing the payment to directors of reasonable compensation for the performance of their duties as members of the board of directors. The purpose of the policy is to ensure compliance with the restrictions and limitations imposed by the Finance Board’s regulations and the Bank Act. Under this policy, the maximum compensation limitations for board members in 2006 were: Chair – $29,357, Vice-chair – $23,486, and all other board members – $17,614. Annually, the Finance Board adjusts the limits on maximum director compensation based on the annual percentage increase in the Consumer Price Index for all urban consumers as published by the Department of Labor. For 2007, the maximum compensation limitations for board members are: Chair – $29,944, Vice-chair – $23,955, and all other board members – $17,967.
The Directors’ Nonqualified Deferred Compensation Program allows directors to defer all or a portion of their fees, and earn a rate of return based on the FHLBank’s return on equity for 2006, and/or the rate of return resulting from investment in options available under the FHLBank’s DC Plan.
Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. Total travel expenses in the amount of $189,000 were paid for the FHLBank’s directors in 2006 for travel integrally and directly related to the performance of the directors’ duties.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The FHLBank is a cooperative. Its members or former members own all of the outstanding capital stock of the FHLBank. A majority of the directors of the FHLBank are elected by and from its membership. The exclusive voting right of members is for the election of a portion of the FHLBank’s directors (i.e., those “industry” directors who are not appointed by the Finance Board). Furthermore, each member is eligible to vote only for those open director seats in the state in which its principal place of business is located. Membership is voluntary; however, members must give notice of their intent to withdraw from membership. A member that withdraws from membership may not be readmitted to membership for five years after the date upon which its required membership stock (Class A Common Stock) is redeemed by the FHLBank.
Management of the FHLBank cannot legally and, therefore does not, own capital stock of the FHLBank. The FHLBank does not offer any compensation plan to its employees under which equity securities of the FHLBank are authorized for issuance.
Table 83 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2006. Of these stockholders, no officer or director currently serves on the FHLBank’s board of directors.
Table 83

Member Institutions Holding 5 Percent or More Capital Stock
				Number of	Percent of
Borrower Name	Address	City	State	Shares	Total

U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	3,036,998	14.8%
MidFirst Bank	501 NW Grand Blvd.	Oklahoma City	OK	2,905,081	14.1
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,678,291	8.2
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,183,382	5.8

TOTAL				8,803,752	42.9%

Additionally, because of the fact that a majority of the board of directors of the FHLBank is nominated and elected from the membership of the FHLBank, these nominated and elected directors are officers of member institutions that own the FHLBank’s capital stock. Table 84 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of December 31, 2006, for member institutions whose officers served as directors of the FHLBank in 2006:
Table 84

Total Capital Stock Outstanding to Member Institutions whose Officers Serve as a Director
				Number of	Percent of
Borrower Name	Address	City	State	Shares	Total

Centennial Bank of the West	401 Main Street	Longmont	CO	65,477	0.3%
Farmers Bank and Trust, NA	1017 Harrison	Great Bend	KS	46,057	0.2
First National Bank	PO Box 570	Goodland	KS	27,961	0.1
Golden Belt Bank, FSA	901 Washington Street	Ellis	KS	27,551	0.1
Morgan Federal Bank	321 Ensign Street	Fort Morgan	CO	16,973	0.1
Citizens Bank and Trust Company of Ardmore	1100 N Commerce	Ardmore	OK	8,614	0.1
Saline State Bank	203 W 3rd	Wilber	NE	8,220	0.1
Chickasha Bank & Trust Company	1924 S 4th Street	Chickasha	OK	6,084	0.0
Lisco State Bank	102 Coldwater	Lisco	NE	907	0.0

TOTAL				207,844	1.0%

Item 13: Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Since the FHLBank is a cooperative, ownership of our capital stock is a prerequisite for our members to transact business with us. In recognition of this organizational structure, the SEC granted us an accommodation pursuant to a “no action letter,” dated May 23, 2006, which relieves us from the requirement to make disclosures under Item

404(a) of Regulation S-K for transactions with related persons, such as our members and directors, that occur in the ordinary course of business.
Members with beneficial ownership of more than five percent of the total outstanding capital stock of the FHLBank and all of our directors are classified as related persons under SEC regulations. Transactions with members deemed related persons of the FHLBank occur in the ordinary course of our business since we conduct our advance and mortgage loan business almost exclusively with our members. Our elected directors are officers or directors of members that own FHLBank capital stock and conduct business with us.
Information with respect to the directors who are officers or directors of our members is set forth under Item 10 – “Directors and Executive Officers of the FHLBank and Corporate Governance – Directors.” Additional information regarding members that are beneficial owners of more than five percent of our total outstanding capital stock is provided in Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Thomas E. Millburn is currently and was during the 2006 fiscal year employed by the FHLBank as First Vice President, Director of Internal Audit. Mr. Millburn’s base salary is approved annually by the FHLBank’s audit committee of the board of directors.
Denise L. Cauthon is currently and was during the 2006 fiscal year employed by the FHLBank as Vice President, Controller. During the 2006 fiscal year, Ms. Cauthon was paid a base salary of $133,000 and incentive compensation in the amount of $37,000.
See Item 11 for a discussion of the compensation of the FHLBank’s other executives.
In the first quarter of 2007, we adopted a written “Related Person Transactions Policy” (Policy) that provides for the review, and approval or ratification by our audit committee of any transaction with a related person that is outside the ordinary course of business. Under the Policy, transactions with related persons that are in the ordinary course of business are deemed pre-approved.
A “Related Person” under the Policy is:
•	Any person who is, or at any time since the beginning of the FHLBank’s last fiscal year was, a director, member of the Affordable Housing Advisory Council, or an executive officer of the FHLBank;
•	Any immediate family member of any of the foregoing persons;
•
Any firm, corporation, or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a five percent or greater beneficial ownership interest; or

•	Any member institution (or successor) of the FHLBank who is known to be the beneficial owner of more than five percent of FHLBank voting securities.
“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing the FHLBank’s products and services listed in the Member Products and Services Guide to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable.
Transactions outside the ordinary course of business, with related persons that have a direct or indirect material interest, and exceed $120,000 are subject to audit committee review and approval under the Policy and include, among other things, transactions requiring regulatory waiver; transactions requiring an exception to another applicable FHLBank policy; transactions involving FHLBank’s housing and community development program that benefit a Related Person other than a member or housing associate; the lease of real property; the engagement of attorneys, auditors, consultants and other advisors; transactions related to equipment, materials, software and hardware purchases and licenses; transactions related to insurance purchases; transactions related to providing compensation and benefit plans; and other third party vendor transactions.
Director Independence
The Board Operating Guidelines of the FHLBank (Guidelines), available at www.fhlbtopeka.com, require that the board of directors make an affirmative determination as to the independence of each director, as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules (the “Nasdaq Independence Standards”).

The board of directors has affirmatively determined that each one of its directors is independent in accordance with the Nasdaq Independence Standards.
In order to assist the board of directors in making an affirmative determination of each director’s independence under the Nasdaq Independence Standards, the board of directors: (a) applied categorical standards for independence contained in the Guidelines; (b) determined subjectively the independence of each director; and (c); considered the recommendation of the audit committee following its assessment of the independence of each director. The board of directors’ determination of independence under the Nasdaq Independence Standards rested upon a finding that each director has no relationship, which in the opinion of the board of directors, would interfere with that director’s exercise of independent judgment in carrying out the responsibilities of the director. Since under Finance Board regulations, each appointed director must be a bona fide resident of our district, and each elected director must be an officer or director of one of our members, the board of directors included in its consideration whether any of these relationships would interfere with the exercise of independent judgment of a particular director.
Committee Independence
In addition to the Nasdaq Independence Standards for committee members, the FHLBank’s audit committee members are subject to the independence standards of the Finance Board. Finance Board regulations state that a director will be considered sufficiently independent to serve as an audit committee member, if that director does not have a disqualifying relationship with the FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships, include but are not limited to:
•	Being employed by the FHLBank in the current year or any of the past five years;
•	Accepting compensation from the FHLBank other than compensation for service as a director;
•	Serving or having served in any of the past five years as a consultant, advisor, promoter, underwriter, or legal counsel of or to the FHLBank; or
•	Being an immediate family member of an individual who is, or has been in any of the past five years, employed by the FHLBank as an executive officer.
As of March 30, 2007, all members of the FHLBank’s audit committee were independent under the Finance Board’s audit committee independence criteria. These criteria are posted on the corporate governance page of the FHLBank’s Web site at www.fhlbtopeka.com.
Item 14: Principal Accounting Fees and Services
The audit committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent accountants. The audit committee pre-approved all such services provided by the independent accountants during 2005 and 2006. These services have included audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the audit committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.
Table 85 sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2006 and 2005 by its external accounting firm PricewaterhouseCoopers LLP (dollar amounts in thousands):
Table 85

	2006	2005
Audit fees	$904	$1,074
Audit-related fees	33	26
Tax consultation fees	0	0
All other fees	15	4

Total	$952	$1,104

Audit fees during the years ended December 31, 2006 and 2005, respectively, were for professional services rendered for the audits of the FHLBank’s annual financial statements and review of financial statements included in the FHLBank’s Form 10 and quarterly reports on Form 10-Q.
Audit-related fees for the years ended December 31, 2006 and 2005, respectively, were for assurance and related services primarily related to accounting consultations.

The FHLBank is exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2006 and 2005.
All other fees during the years ended December 31, 2006 and 2005, respectively, were for electronic workpaper and audit management software. No fees were paid to the external accounting firm for financial information system design and implementation.
Prior to approving PricewaterhouseCoopers LLP as the FHLBank’s independent accountants for 2006, the audit committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence.
Item 15: Exhibits, Financial Statement Schedules
a)
The financial statements included as part of this Form 10-K are identified in the index to Audited Financial Statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.

b)	Exhibits.
The FHLBank has incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit
No.	Description
3.1
Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004) (the “Form 10 Registration Statement”), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.

3.2	Exhibit 3.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Bylaws, is incorporated herein by reference as Exhibit 3.2.

4.1	Exhibit 4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.

10.1*	Exhibit 10.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.

10.2*	Exhibit 10.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Directors’ Nonqualified Deferred Compensation Program, is incorporate herein by reference as Exhibit 10.2.

10.3*	Exhibit 10.3 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Performance Pay Plan, is incorporated herein by reference as Exhibit 10.3.

10.4	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.4.

10.4.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.4.1.

10.4.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.4.2.

10.5	Exhibit 10.5 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Lease Agreement, is incorporated herein by reference as Exhibit 10.5.

10.6
Exhibit 10.6 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporate herein by reference as Exhibit 10.6.

10.7
Exhibit 10.7 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.7.

10.8	Exhibit 10.8 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.8.

12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.

24	Power of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Topeka Audit Committee Charter.

99.2	Federal Home Loan Bank of Topeka Audit Committee Report.

* Represents a management contract or a compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: March 30, 2007	By:	/s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 30, 2007

Andrew J. Jetter	(Principal Executive Officer)

/s/Mark E. Yardley	Executive Vice President and Chief Financial Officer	March 30, 2007

Mark E. Yardley	(Principal Financial Officer)

/s/Denise L. Cauthon	Vice President and Controller	March 30, 2007

Denise L. Cauthon	(Principal Accounting Officer)

/s/Ronald K. Wente	Chairman of the Board of Directors	March 30, 2007

Ronald K. Wente

/s/Lindel E. Pettigrew	Vice Chairman of the Board of Directors	March 30, 2007

Lindel E. Pettigrew

/s/Michael M. Berryhill	Director	March 30, 2007

Michael M. Berryhill

/s/Robert E. Caldwell, II	Director	March 30, 2007

Robert E. Caldwell, II

/s/James R. Hamby*	Director	March 30, 2007

James R. Hamby

/s/Steven D. Hogan	Director	March 30, 2007

Steven D. Hogan

/s/Jane C. Knight	Director	March 30, 2007

Jane C. Knight

/s/Lawrence L. McCants*	Director	March 30, 2007

Lawrence L. McCants

/s/Thomas H. Olson	Director	March 30, 2007

Thomas H. Olson

/s/Bruce A. Schriefer	Director	March 30, 2007

Bruce A. Schriefer

/s/Gordon C. Smith, Jr.	Director	March 30, 2007

Gordon C. Smith, Jr.
* Pursuant to Power of Attorney

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Topeka:
In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION

(In thousands, except par value)

	December 31,
	2006	2005
ASSETS
Cash and due from banks (Note 3)	$375	$148
Interest-bearing deposits	4,327,459	4,398,723
Overnight Federal funds sold	5,935,500	3,179,500
Term Federal funds sold	2,119,000	1,325,000
Trading securities (Notes 4, 19)	704,125	713,990
Available-for-sale securities[1] (Note 5)	101,668	102,689
Held-to-maturity securities[2] (Notes 6, 19)	8,377,383	7,440,009
Advances (Notes 7, 18)	28,445,245	27,086,568
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $854 and $756 (Notes 10, 18)	2,372,939	2,422,507
Accrued interest receivable	176,087	151,222
Premises, software and equipment, net	19,797	18,888
Derivative assets (Note 15)	66,623	22,018
Other assets (Note 17)	92,766	98,605

TOTAL ASSETS	$52,738,967	$46,959,867

LIABILITIES AND CAPITAL
Liabilities:
Deposits (Notes 11, 18):
Interest-bearing:
Demand	$102,309	$104,769
Overnight	1,005,500	685,900
Term	1,051	95,425
Other	1,400	7,460
Non-interest-bearing:
Demand	16	153
Other	8,130	7,006

Total deposits	1,118,406	900,713

Consolidated obligations, net (Note 12):
Discount notes	16,736,007	13,434,760
Bonds	32,038,999	29,888,619

Total consolidated obligations, net	48,775,006	43,323,379

Mandatorily redeemable capital stock (Note 13)	46,232	64,355
Accrued interest payable	336,743	251,208
Affordable Housing Program (Note 8)	36,023	30,567
Payable to Resolution Funding Corp. (REFCORP) (Note 9)	8,941	12,962
Derivative liabilities (Note 15)	203,579	412,994
Other liabilities (Notes 14 and 17)	42,383	45,512

TOTAL LIABILITIES	50,567,313	45,041,690

Commitments and contingencies (Notes 1, 7, 8, 9, 10, 12, 13, 14, 15 and 17)

Capital (Notes 13, 18):
Capital stock outstanding — putable:
Class A ($100 par value; 5,323 and 4,977 shares issued and outstanding)	532,321	497,759
Class B ($100 par value; 14,747 and 12,906 shares issued and outstanding)	1,474,671	1,290,582

Total capital stock	2,006,992	1,788,341

Retained earnings	171,755	137,270
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 5)	(4,437)	(5,622)
Net unrealized loss relating to hedging activities (Notes 1, 15)	(128)	(235)
Minimum pension liability (Note 14)	0	(1,577)
Defined benefit pension plan — prior service cost (Note 14)	66	0
Defined benefit pension plan — net loss (Note 14)	(2,594)	0

TOTAL CAPITAL	2,171,654	1,918,177

TOTAL LIABILITIES AND CAPITAL	$52,738,967	$46,959,867

1 Amortized cost: $106,105 and $108,311 at December 31, 2006 and 2005.
2 Fair value: $8,314,299 and $7,391,650 at December 31, 2006 and 2005.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME

(In thousands)

	Year ended December 31,
	2006	2005	2004
INTEREST INCOME:
Interest-bearing deposits	$249,243	$115,086	$35,743
Securities purchased under agreements to resell	46	0	0
Overnight Federal funds sold	156,664	100,836	24,878
Term Federal funds sold	60,660	40,927	7,580
Trading securities (Note 4)	37,029	37,183	36,113
Available-for-sale securities (Note 5)	2,543	2,598	3,136
Held-to-maturity securities (Note 6)	406,916	297,059	262,440
Advances (Note 7)	1,412,564	961,094	490,249
Prepayment fees on terminated advances (Notes 1, 7)	1,149	43,358	3,328
Mortgage loans held for portfolio (Note 10)	122,368	122,488	87,058
Overnight loans to other Federal Home Loan Banks	53	171	27
Other	4,326	4,674	5,068

Total interest income	2,453,561	1,725,474	955,620

INTEREST EXPENSE:
Deposits (Note 11)	38,480	25,605	12,998
Consolidated obligations (Note 12):
Discount Notes	670,818	433,407	141,413
Bonds	1,525,049	1,037,503	640,991
Overnight loans from other Federal Home Loan Banks	93	120	126
Securities sold under agreements to repurchase	0	1,592	0
Other	1,880	2,114	2,466
Mandatorily redeemable capital stock (Note 13)	2,594	384	109

Total interest expense	2,238,914	1,500,725	798,103

NET INTEREST INCOME	214,647	224,749	157,517
Provision for credit losses on mortgage loans (Note 10)	358	335	295

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	214,289	224,414	157,222

OTHER INCOME:
Service fees	1,363	1,289	1,278
Net gain (loss) on trading securities (Note 4)	(7,415)	(23,490)	3,786
Net realized loss on sale of available-for-sale securities (Note 5)	0	0	(793)
Net realized gain on sale of or call of held-to-maturity securities (Note 6)	14	0	3
Net gain (loss) on derivatives and hedging activities (Note 15)	11,538	28,614	(13,414)
Net realized loss on retirement of debt	(4,696)	(19,808)	(75)
Other	3,566	3,304	3,601

Total other income	4,370	(10,091)	(5,614)

OTHER EXPENSES:
Compensation and benefits (Note 14)	18,151	16,176	14,028
Other operating (Note 17)	10,312	8,578	7,033
Finance Board (Note 1)	1,379	1,378	1,144
Office of Finance (Note 1)	1,393	1,372	1,038
Other	1,976	1,948	1,149

Total other expenses	33,211	29,452	24,392

INCOME BEFORE ASSESSMENTS	185,448	184,871	127,216

Affordable Housing Program (Note 8)	15,411	15,131	10,396
REFCORP (Note 9)	34,009	33,948	23,364

Total assessments	49,420	49,079	33,760

NET INCOME	$136,028	$135,792	$93,456

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(In thousands)

								Accumulated
	Capital Stock		Capital Stock		Capital Stock			Other
	(pre-conversion)[1]		Class A1		Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE — DECEMBER 31, 2003	17,400	$1,739,952	0	$0	0	$0	$59,860	$(8,405)	$1,791,407
Proceeds from sale of capital stock	1,724	172,372	47	4,698	1,871	187,118			364,188
Repurchase/redemption of capital stock	(1,731)	(173,134)							(173,134)
Comprehensive income:
Net income							93,456
Other comprehensive income:
Net unrealized gain on available-for-sale (AFS) securities								2,786
Net unrealized gain (loss) relating to hedging activities								(405)
Reclassification adjustment for (gain) loss on AFS securities included in net income								793
Reclassification adjustment for (gain) loss on hedging activities included in net income								98
Minimum pension liability								119
Total comprehensive income									96,847
Conversion to Class A or Class B shares	(17,737)	(1,773,616)	2,284	228,448	15,453	1,545,168			0
Net transfer of shares to mandatorily redeemable capital stock	(130)	(13,001)			(1,793)	(179,270)			(192,271)
Net transfer of shares between Class A and Class B			925	92,497	(925)	(92,497)			0
Dividends on capital stock (Pre-conversion - 3.6%, Class A - 3.7%, Class B - 4.2%, Note 13):
Cash payment							(244)		(244)
Stock issued	474	47,427			189	18,907	(66,334)		0

BALANCE — DECEMBER 31, 2004	0	$0	3,256	$325,643	14,795	$1,479,426	$86,738	$(5,014)	$1,886,793

Proceeds from sale of capital stock			69	6,903	4,923	492,327			499,230
Repurchase/redemption of capital stock					(35)	(3,519)			(3,519)
Comprehensive income:
Net income							135,792
Other comprehensive income:
Net unrealized loss on AFS securities								(1,457)
Reclassification adjustment for (gain) loss on hedging activities included in net income								109
Minimum pension liability								(1,072)
Total comprehensive income									133,372
Net transfer of shares to mandatorily redeemable
capital stock			(2,203)	(220,328)	(3,771)	(377,023)			(597,351)
Net transfer of shares between Class A and Class B			3,855	385,541	(3,855)	(385,541)			0
Dividends on capital stock (Class A - 3.7%, Class B - 4.9%, Note 13):
Cash payment							(348)		(348)
Stock issued					849	84,912	(84,912)		0

BALANCE — DECEMBER 31, 2005	0	$0	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177

1 Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004 (continued)

(In thousands)

								Accumulated
								Other
	Capital Stock (pre-conversion)[1]		Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital
BALANCE — DECEMBER 31, 2005	0	$0	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock			61	6,078	6,729	672,948			679,026
Repurchase/redemption of capital stock					(314)	(31,443)			(31,443)
Comprehensive income:
Net income							136,028
Other comprehensive income:
Net unrealized gain on AFS securities								1,185
Reclassification adjustment for (gain) loss on hedging activities included in net income								107
Minimum pension liability								107
Total comprehensive income									137,427
Adjustment to initially apply Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)								(1,058)	(1,058)
Net transfer of shares to mandatorily redeemable capital stock			(987)	(98,757)	(4,314)	(431,364)			(530,121)
Net transfer of shares between Class A and Class B			1,272	127,241	(1,272)	(127,241)			0
Dividends on capital stock (Class A - 4.3%, Class B - 6.1%, Note 13):
Cash payment							(354)		(354)
Stock issued					1,012	101,189	(101,189)		0

BALANCE — DECEMBER 31, 2006	0	$0	5,323	$532,321	14,747	$1,474,671	$171,755	$(7,093)	$2,171,654

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$136,028	$135,792	$93,456

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	28,375	7,057	21,284
Concessions on consolidated obligation bonds	5,743	8,013	14,526
Premiums and discounts on investments, net	(8,463)	657	8,480
Premiums, discounts and commitment fees on advances	(57,234)	(56,766)	(26,282)
Discounts on Housing and Community Development advances	(6)	(7)	39
Premiums, discounts and deferred loan costs on mortgage loans, net	1,181	1,997	2,512
Fair value adjustments on hedged assets or liabilities	60,562	70,556	40,132
Other comprehensive income	107	109	98
Premises, software and equipment	3,007	1,871	1,066
Provision for credit losses on mortgage loans	358	335	295
Non-cash interest on mandatorily redeemable capital stock	2,588	380	98
Net realized loss on sale of available-for-sale securities	0	0	793
Net realized gain on sales of or calls of held-to-maturity securities	(14)	0	(3)
Net realized loss on retirement of debt	4,696	19,808	75
Other gains	(75)	(15)	0
(Increase) decrease in trading securities	9,865	26,330	(143,296)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(13,030)	(32,255)	(285,046)
(Increase) decrease in accrued interest receivable	(24,865)	(19,696)	(9,461)
(Increase) decrease in derivative asset — net accrued interest	(53,963)	(1,897)	14,460
(Increase) decrease in other assets	(510)	1,503	(1,574)
Increase (decrease) in accrued interest payable	85,535	8,008	(10,421)
(Increase) decrease in derivative liability — net accrued interest	(8,416)	904	18,163
Increase (decrease) in Affordable Housing Program liability	5,456	5,008	2,158
Increase (decrease) in REFCORP liability	(4,021)	6,089	1,447
Increase (decrease) in other liabilities	913	(3,137)	1,435

Total adjustments	37,789	44,852	(349,022)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	173,817	180,644	(255,566)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	71,264	(1,274,670)	(727,508)
Net (increase) decrease in overnight Federal funds sold	(2,756,000)	(339,500)	(1,378,000)
Net (increase) decrease in term Federal funds sold	(794,000)	(535,000)	(455,000)
Net (increase) decrease in short-term held-to-maturity securities	(936,096)	(219,454)	365,140
Proceeds from sales of or calls of held-to-maturity securities	704	0	36,700
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,359,167	2,311,718	2,719,188
Purchases of long-term held-to-maturity securities	(1,345,466)	(2,237,932)	(2,781,389)
Proceeds from sale of available-for-sale securities	0	0	110,164
Principal collected on advances	444,820,173	353,712,675	344,917,335
Advances made	(446,209,623)	(353,731,823)	(345,811,690)
Principal collected on mortgage loans held for portfolio	276,456	339,052	183,500
Mortgage loans held for portfolio originated or purchased	(228,969)	(327,797)	(1,939,326)
Principal collected on other loans made	1,236	1,214	1,140
Purchases of premises, software and equipment	(3,916)	(2,830)	(2,665)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,745,070)	(2,304,347)	(4,762,411)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)

(In thousands)

	Year ended December 31,
	2006	2005	2004

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$217,693	$14,836	$(255,934)
Net proceeds from sale of consolidated obligation (Note 19):
Discount notes	824,871,964	848,802,399	477,894,905
Bonds	10,959,499	8,363,026	13,712,552
Payments for maturing and retired consolidated obligation:
Discount notes	(821,606,263)	(848,150,604)	(475,094,690)
Bonds	(8,962,810)	(6,730,862)	(11,365,195)
Net increase (decrease) in other borrowings	(5,000)	(7,000)	(3,000)
Proceeds from issuance of capital stock	679,026	499,230	364,188
Payments for repurchase/redemption of capital stock	(31,443)	(3,519)	(173,134)
Payments for redemption of mandatorily redeemable capital stock	(550,832)	(664,264)	(61,482)
Cash dividends paid	(354)	(348)	(244)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,571,480	2,122,894	5,017,966

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	227	(809)	(11)

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	148	957	968

CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$375	$148	$957

Supplemental disclosures:
Interest paid	$2,043,813	$1,439,744	$755,921

Affordable Housing Program payments	$10,819	$10,504	$8,701

REFCORP payments	$38,030	$27,858	$21,917

Non-cash investing and financing activities:
Lease modification for additional office space (Note 17)	$0	$2,014	$0

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2006, 2005 and 2004

BACKGROUND INFORMATION
The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of residential mortgage and targeted community development credit and provide a readily available, low-cost source of funds to their members. The FHLBank is a cooperative whose member institutions own nearly all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories and insurance companies engaged in residential housing finance are eligible to apply for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and, as such, are not permitted or required to hold capital stock.
All members are required to purchase stock in the FHLBank located in their district. Members must own capital stock in the FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investment in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, the FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, the FHLBank defines related parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 57, Related Party Disclosures (herein referred to as “SFAS 57”) as those members: (1) with investments in excess of 10 percent of the FHLBank’s total capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on the FHLBank’s board of directors. See Note 18 for more information on related party transactions.
The Federal Housing Finance Board (Finance Board), which is an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined financial report of the 12 FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank is operated as a separate entity and has its own management, employees and board of directors. The FHLBanks do not have any special purpose entities or any other type of off-balance sheet conduits.
FHLBank debt instruments (consolidated obligations), which are the joint and several obligations of all FHLBanks, are the primary source of funds for the FHLBanks. Deposits, other borrowings and capital stock issued to members provide other sources of funds for the FHLBanks. The FHLBank primarily uses these funds to provide advances to members and to purchase loans from members through the Mortgage Partnership Finance® (MPF®) Program. In addition to credit services, the FHLBank also offers correspondent services such as wire transfer, security safekeeping and settlement.
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Interest-Bearing Deposits and Overnight and Term Federal Funds Sold: These investments provide short-term liquidity and are carried at cost.

“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

Investment Securities: The FHLBank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value. The FHLBank records changes in the fair value of these investments through other income. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities and holds these investments indefinitely as management periodically evaluates its liquidity needs. For asset/liability management purposes, all securities currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments.
The FHLBank classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.
The FHLBank carries, at cost, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed on the level-yield method. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (herein referred to as “SFAS 115”), the FHLBank considers the following situations maturities for purposes of assessing ability and intent to hold to maturity: (1) the sale of the security is near enough to maturity (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or (2) the sale of a security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition either due to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term. The FHLBank may change its intent to hold to maturity a held-to-maturity investment without changing its intent to hold to maturity other held-to-maturity investments for the following circumstances: (1) evidence of a significant deterioration in the issuer’s creditworthiness; (2) a change in statutory or regulatory requirements significantly modifying either what constitutes a permissible investment or the maximum level of investments in certain kinds of investments, thereby causing the FHLBank to dispose of a held-to-maturity investment; (3) a significant increase by a regulator in the FHLBank’s capital requirements that causes the FHLBank to downsize by selling held-to-maturity investments; or (4) a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes.
The FHLBank computes the amortization of premiums and accretion of discounts on mortgage-backed securities using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time the FHLBank receives a principal repayment or changes the estimated remaining cash flows as if the actual principal repayments and new estimated cash flows had been known since the original acquisition dates of the securities. The FHLBank computes the amortization of premiums and accretion of discounts on other investments using the level-yield method to the contractual maturities of the securities.
Gains and losses on the sales of investment securities are computed using the specific identification method and are included in other income. Sales of investment securities under agreements to repurchase the same, or substantially the same, instruments are treated as collateralized borrowings.
The FHLBank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investments is less than its amortized cost. After the investment is determined to be impaired, the FHLBank evaluates whether this decline in value is other than temporary by taking into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the FHLBank’s intent to hold such securities through to recovery of the unrealized losses. In addition, the FHLBank considers issuer or collateral specific factors, such as rating agency actions and business and financial outlook. The FHLBank also evaluates broader industry and sector performance indicators.
If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the Statements of Income as other expense. The FHLBank did not experience any other-than-temporary impairment in the value of investments during 2006, 2005 or 2004.
Advances: The FHLBank presents advances net of premiums, discounts and fair value basis adjustments. The FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned. In accordance with the Federal Home Loan Bank Act of 1932 (Bank Act), as amended, and as more fully discussed in Note 7, the FHLBank obtains sufficient collateral on advances to protect it from losses. The Bank Act limits collateral on advances to certain investment securities, residential mortgage loans, deposits with the FHLBank and other real estate-related assets. However, community financial institutions (CFI) (during 2006, any FDIC-insured institutions with average assets of $587,000,000 or less for the previous three-year period) are able to utilize expanded statutory collateral rules for secured small business and agriculture loans. The FHLBank has not experienced any losses on advances since its inception. Because of the collateral pledged as security on the advances and prior repayment history, FHLBank management deems it unnecessary to establish an allowance for credit losses on advances.
Mortgage Loans Held in Portfolio: The FHLBank participates in the MPF Program under which the FHLBank invests in government-insured or guaranteed (by the Federal Housing Administration or Department of Veterans Affairs of the U.S. government) loans and conventional residential mortgage loans, which are funded by the FHLBank through, or purchased from, its participating members, also referred to as Participating Financial Institutions (PFI). During 2004, the FHLBank also acquired out-of-district MPF Program loans through participation in a commitment that FHLBank of Chicago had entered into with one of its participating members. For one of the FHLBank’s MPF products, a member originates mortgage loans as an agent for the FHLBank and the loans are funded directly by the FHLBank. This process is commonly referred to as table funding. For all other MPF products, a member sells closed loans to the FHLBank. The FHLBank manages the liquidity, interest rate and options risks of the loans. Dependent upon the member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank and the member share in the credit risk of the loans with the FHLBank assuming the first loss obligation limited by the First Loss Account (FLA) for each pool of mortgage loans sold by the member, and the member assuming mortgage loan losses in excess of the FLA up to the amount of the member’s credit enhancement obligation as specified in the master agreement for each pool of mortgage loans purchased from the member. Any losses in excess of the FLA and the credit enhancement obligation on each pool of mortgage loans purchased from or originated through a participating member are the responsibility of the FHLBank.
The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the credit enhancement is determined so that any losses in excess of the credit enhancement for each pool of mortgage loans purchased approximate those experienced by an investor in an AA-rated mortgage-backed security (MBS). The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. The required credit enhancement obligation amount may vary depending on the various product alternatives selected by the participating member. The credit enhancement obligation of each member must be fully collateralized with assets allowed by FHLBank policy. Although this has not occurred since the FHLBank joined the MPF Program in 2000, if a loss exceeds the FLA under the performance-based credit enhancement (CE) fee for products (certain MPF products have guaranteed CEs) where the FHLBank could put back a loss incurred in the FLA to the PFI, the FHLBank would withhold future monthly CE fee payments to the PFI until the FLA loss amount is recovered. In such situations, however, the FHLBank is always at risk that future CE fee payments to the PFI on the applicable pool of loans could be insufficient to cover the amount of the FHLBank’s FLA loss. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid.
The FHLBank classifies MPF Program loans as held for investment and, accordingly, reports them at their principal amount outstanding, net of unamortized premiums, unaccreted discounts and deferred loan fees associated with table funded loans, and unrealized gains and losses from loans initially classified as mortgage purchase commitments.
Real estate owned (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures. REO is initially recorded (and subsequently carried at the lower of cost or fair value less estimated selling costs) as other assets in the Statements of Condition. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm’s-length transaction. If the fair value of the real estate owned is less than the recorded investment in the MPF loan at the date of transfer, the FHLBank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses are included in other income.
The FHLBank defers and amortizes/accretes mortgage loan origination fees (agent fees) and premiums/discounts paid to and received from FHLBank members as interest income over the estimated cash flow of the related mortgage loan using the level-yield method. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates. The estimated cash flow method requires a retrospective adjustment each time the FHLBank receives principal repayments or changes the estimated remaining cash flows as if the actual repayments and new estimated cash flows had been known since the original acquisition dates of the loans.

The FHLBank records non-origination fees received from FHLBank members, such as delivery commitment extension fees and pair off fees as part of the mark-to-market on derivatives to which they relate or as part of the loan basis, as applicable. Delivery commitment extension fees are received when the PFI requires an extension of the delivery commitment on an MPF loan beyond the original stated maturity date. These fees compensate the FHLBank for interest lost as a result of the late funding of the loan and represent the member purchasing a derivative from the FHLBank. Pair off fees are received from the PFI when the sum of the principal amount of the mortgages funded under a delivery commitment is less than 95 percent (i.e., under-delivery) or greater than 105 percent (i.e., over-delivery) of the delivery commitment amount. These fees compensate the FHLBank for hedge costs associated with the under-delivery or over-delivery, respectively. To the extent that pair off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as part of the loan basis.
The FHLBank places a conventional mortgage loan on non-accrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. When a conventional mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal. A government-insured loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligation of the loan servicer.
The FHLBank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses inherent within the FHLBank’s conventional mortgage loan portfolio as of the Statement of Condition date. Within the FHLBank’s calculation of its allowance for credit losses on mortgage loans, actual losses greater than the FLA for each pool of mortgage loans purchased from a member are offset by the member’s credit enhancement obligation for the pool of loans. The FHLBank performs periodic reviews of its portfolio to identify the inherent losses within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past and current performance, the amounts and timing of future cash flows, loan portfolio characteristics (e.g., loan-to-value ratios, debt-to-income ratios and FICO scores for individual loans), collateral valuations, industry data and prevailing economic conditions. The FHLBank has participated in the MPF Program since 2000 with limited historical loss data for its pool of mortgages. The FHLBank has utilized loss history of loan pools at other financial institutions with similar characteristics to determine a reasonable basis for its credit loss allowance. In the event the FHLBank generates a calculated loan loss in excess of the FLA for a master agreement, the FHLBank nets the PFI’s credit enhancement obligation against the calculated reserve to arrive at its share of the anticipated losses. All PFI credit enhancement obligations are fully collateralized with assets allowed by FHLBank’s member products policy. As a result of this analysis, the FHLBank recorded an allowance for credit losses of $854,000 and $756,000 as of December 31, 2006 and 2005, respectively. No specific allocation of the allowance for credit losses is assigned to loans considered impaired, because there were no impaired loans as of December 31, 2006 and 2005.
Premises, Software and Equipment: These assets are stated at cost less accumulated depreciation and amortization of $7,556,000 and $4,723,000 as of December 31, 2006 and 2005, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized and ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $3,007,000, $1,871,000 and $1,066,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Gains and losses on disposals are included in other income. No gains or losses were realized on disposal of premises, software and equipment in 2006, 2005 or 2004.
Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (herein referred to as “SOP 98-1”). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2006 and 2005, the FHLBank had $7,558,000 and $7,784,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. Amortization of computer software costs charged to expense was $1,953,000, $1,017,000 and $250,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Derivatives: Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (hereafter referred to as “SFAS 133”). Accordingly, all derivatives are recognized on the Statements of Condition at their fair value. Each derivative is designated as one of the following:
▪	a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge);

▪	a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);

▪	a non-SFAS 133 hedge of an asset or liability (“economic” hedge) for asset/liability management purposes; or

▪	a non-qualifying hedge of another derivative (an “intermediary” hedge) that is offered as a product to members.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as an adjustment to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. Changes in the fair value of an economic or intermediary hedge are recorded in current-period earnings with no fair value adjustment to an asset or liability. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income. Therefore, both the net interest on the stand-alone derivative and the fair value changes are recorded in other income as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.
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
The FHLBank records derivatives on trade date, but records associated advances or consolidated obligation bonds on settlement date. The FHLBank considers hedges of committed advances and consolidated obligation bonds eligible for the shortcut method of hedge accounting under SFAS 133 so long as settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument, the fair value of the swap is zero on the date the FHLBank commits to issue the hedged item, and the transaction meets all of the other criteria for shortcut hedge accounting specified in paragraph 68 of SFAS 133. The impact of this accounting policy is that both changes in fair value of the derivative and the hedged item are recorded starting on the date that the FHLBank commits to enter into the transaction. The FHLBank has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention, for consolidated obligation bonds. These market settlement conventions are the shortest period possible for each type of advance or consolidated obligation from the time the instruments are committed to the time they settle.
The FHLBank may issue debt and may make advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value and designated as a stand-alone derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” under SFAS 115), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value, and no portion of the contract is separately accounted for as a derivative.
When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield method. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current-period earnings. When the FHLBank discontinues hedge accounting because it is no longer probable that a forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value and amortizes the cumulative other comprehensive income adjustment to earnings when earnings are affected by the original forecasted transaction. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings.
Premiums paid to acquire options, including caps and floors, are included in the initial basis of the derivative and reported in derivative assets or derivatives liabilities on the Statements of Condition. Fair values of derivatives are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as a derivative asset and, if negative, a derivative liability. See Note 15 for more information.
Mandatorily Redeemable Capital Stock: In accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (herein referred to as “SFAS 150”) and applicable interpretations, the FHLBank adopted SFAS 150 as of January 1, 2004. See Note 13 for more information. In compliance with SFAS 150, the FHLBank reclassifies all stock subject to redemption from equity to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from equity to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank will be reflected as financing cash outflows in the Statements of Cash Flows once settled. If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
Prepayment Fees: The FHLBank charges prepayment fees to its members when certain advances are repaid before their original maturities. The FHLBank records prepayment fees, net of SFAS 133 basis adjustments included in the book basis of the advance, as “Prepayment fees on terminated advances” in the interest income section of its Statements of Income.
In cases where new advances are issued concurrent with advances terminating or within a short period after termination, the FHLBank evaluates whether new advances meet the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with Emerging Issues Task Force (EITF) Issue No. 01-7,

Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. This is accomplished by comparing the advance terms and comparing present value calculations of the cash flows under the terms of the new advance and under the terms of the original advance. If the new advance qualifies as a modification, the net prepayment fee received on the prepaid advance is deferred as a discount and included in the basis of the modified advance. The basis adjustment is amortized over the life of the modified advance to advance interest income. If the modified advance is hedged, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified advance using the level-yield method. Modified hedged advances are marked to fair value after the modification, and subsequent fair value changes are recorded in “Net realized and unrealized gain (loss) on derivatives and hedging activities” in other income. The basis adjustment amortization amounted to a net increase (decrease) to net interest income of $950,000, $(10,510,000) and $(11,879,000) during 2006, 2005 and 2004, respectively. The net prepayment fees are recorded as “Prepayment fees on terminated advances” in the interest income section of the Statements of Income if it is determined the advance should be treated as a new advance and not a modification of the existing advance.
Commitment Fees: Commitment fees for letters of credit are recorded as deferred credits when received and amortized over the terms of the letters of credit using a straight-line method. The FHLBank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.
Concessions on Consolidated Obligations: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using a level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to the FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of the FHLBank. Unamortized concessions were $23,222,000 and $24,062,000 at December 31, 2006 and 2005, respectively, and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense. Concessions on bonds totaled $5,743,000, $8,013,000 and $14,526,000 in 2006, 2005 and 2004, respectively. Concessions on discount notes totaled $1,533,000, $1,500,000, and $881,000 in 2006, 2005 and 2004, respectively.
Discounts and Premiums on Consolidated Obligations: The discounts on consolidated obligation discount notes are accreted to expense on the straight-line method throughout the terms of the related notes because of their short-term nature. During 2006, the average term of the FHLBank’s discount notes was less than two months. The discounts and premiums on consolidated obligation bonds, including zero coupon bonds, are accreted or amortized to expense over the contractual terms of the bond issues using a level-yield method.
Finance Board and Office of Finance Expenses: The FHLBank is assessed for its applicable share of the costs of operating the Finance Board, the FHLBank’s primary regulator, and the Office of Finance, which manages the sale of consolidated obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total capital for the 12 FHLBanks. The Office of Finance allocates its operating and capital expenditures based on a formula that considers each FHLBank’s percentage of: (1) total capital stock for the 12 FHLBanks; (2) consolidated obligations issued; and (3) consolidated obligations outstanding.
Housing and Community Development (HCD) Programs: As more fully discussed in Note 8, the FHLBank is required to establish, fund and administer an Affordable Housing Program (AHP). The required annual AHP funding is charged to earnings, and an offsetting liability is established. The AHP funds provide subsidies to members to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. The FHLBank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. When an AHP advance is made, the present value of the variation in the cash flow caused by the difference between the AHP advance rate and the FHLBank’s related estimated cost of funds rate for a comparable maturity is charged against the AHP liability. The offsetting entry is recorded as a discount on AHP advances, which is accreted on the level-yield method over the term of the related AHP advance.
FHLBank Topeka also offers Community Housing Program (CHP) advances, which are special advance programs authorized by the Finance Board’s Community Investment Cash Advance regulations. These programs provide members with wholesale loans (advances) priced below the FHLBank’s regular rates to help finance owner- and renter-occupied housing in their communities. CHP advances are priced at the FHLBank’s related estimated cost of funds rate for a comparable maturity, plus a reasonable allowance for administrative costs. CHP Plus advances are priced below the FHLBank’s related estimated cost of funds rate for a comparable maturity. When a CHP Plus advance is made, the present value of the variation in the cash flow caused by the difference between the CHP Plus advance rate and the FHLBank’s related estimated cost of funds rate for a comparable maturity is charged against expense. The offsetting entry is recorded as a discount on CHP Plus advances, which is accreted on the level-yield method over the term of the related CHP Plus advance.
Resolution Funding Corp. (REFCORP) Assessments: Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it is required to make quarterly payments to REFCORP to pay toward interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 9 for more information.
Estimated Fair Values: Many of the FHLBank’s financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, the FHLBank has used significant estimates and present value calculations for the purpose of disclosing estimated fair values. Book values are assumed to approximate fair values for financial instruments with three months or less to re-pricing or maturity. The estimated fair values of the FHLBank’s financial instruments and related assumptions are detailed in Note 16.
Cash Flows: For purposes of the Statements of Cash Flows, the FHLBank considers cash on hand and due from banks as cash and cash equivalents.
Reclassifications: Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentations.
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS
Adoption of SFAS 158: In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statements No. 87, 88, 106 and 132(R) (herein referred to as “SFAS 158”). SFAS 158 requires that an employer recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the benefit obligation, in its statement of condition. Accounting under SFAS 158 will place unrecognized gains and losses, prior service cost and credits and transition assets or obligations in accumulated other comprehensive income. In addition, SFAS 158 requires the plan assets and obligations to be measured as of the fiscal year-end. SFAS 158 is effective for companies that have publicly traded equity securities for fiscal years ending after December 15, 2006. Companies that do not have publicly traded equity securities are required to make disclosures of the provisions of the statement, the date adoption is required and the date the employer plans to adopt the recognition provisions of the statement if electing to early adopt for fiscal years ending after December 15, 2006 and before June 16, 2007. The companies without publicly traded equity will then be required to follow the same accounting and disclosures as the companies with publicly traded equity for fiscal years ending after December 15, 2008. FHLBank adopted SFAS 158 effective for the year ending December 31, 2006. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Adoption of SAB 108: In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (herein referred to as “SAB 108”). SAB 108 addresses how to consider the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 requires that registrants quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements, which can be accomplished by quantifying an error under both the rollover and the iron curtain approaches and by evaluating the error measured under each approach. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006 (December 31, 2006 for the FHLBank), with early adoption permitted. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Issuance of SFAS 155: The FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140 (herein referred to as “SFAS 155”) in February 2006. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the FHLBank), with earlier adoption allowed. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Issuance of DIG Issue B40: In January 2007, the FASB issued Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (herein referred to as “DIG Issue B40”). DIG Issue B40 defines circumstances in which a securitized interest in prepayable financial assets is not subject to the conditions in paragraph 13(b) of SFAS 133. The objective of DIG Issue B40 is to provide a narrow scope exception for securitized interests that contain only an embedded derivative that is tied to the prepayment risk of the underlying prepayable financial assets and that meet the following criteria: (1) the right to accelerate the settlement of the securitized interest cannot be controlled by the investor; and (2) the securitized interest itself does not contain an embedded derivative (including an interest-rate-related derivative) for which bifurcation would be required other than an embedded derivative that results solely from the embedded call options in the underlying financial assets. If a securitized interest contains any other terms that affect some or all of the cash flows or the value of other exchanges required by the contract in a manner similar to a derivative instrument and those terms create an embedded derivative that required bifurcation, that securitized interest would be subject to the requirements of paragraph 13(b) of SFAS 133. DIG Issue B40 is effective upon adoption of SFAS 155 (January 1, 2007 for the FHLBank). The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Issuance of SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. Early adoption is permitted. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
Issuance of SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”). SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. Changes in the fair value for the selected items will be recorded in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied to the entire instrument. SFAS 159 is effective as of the beginning of the FHLBank’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank has not yet determined the effect that the implementation of SFAS 159 will have on its financial condition, results of operations or cash flows.
NOTE 3 — CASH AND DUE FROM BANKS
Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks. The amount shown as cash and due from banks includes $16,000 and $153,000 of reserve deposits with the Federal Reserve Banks as of December 31, 2006 and 2005, respectively.

NOTE 4 — TRADING SECURITIES
Major Security Types: Trading securities as of December 31, 2006 and 2005 are summarized in the following table (in thousands):

	Estimated Fair Values
	2006	2005

FHLBank obligations[1]	$15,052	$15,284
Fannie Mae[2] obligations	181,611	183,851
Freddie Mac[2] obligations	503,406	508,274
Federal Farm Credit Bank[2] obligations	620	1,836

Subtotal	700,689	709,245

Ginnie Mae mortgage-backed securities[3]	3,436	4,745

TOTAL	$704,125	$713,990

[1]	See Note 19 for transactions with other FHLBanks.

[2]
Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
Redemption Terms: The estimated fair values of trading securities by contractual maturity as of December 31, 2006 and 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006	2005

Due in one year or less	$90,890	$0
Due after one year through five years	354,844	191,541
Due after five years through 10 years	254,955	517,704
Due after 10 years	0	0

Subtotal	700,689	709,245

Mortgage-backed securities	3,436	4,745

TOTAL	$704,125	$713,990

For securities held on December 31, 2006 and 2005, the net gain (loss) on trading securities during the years ended December 31, 2006 and 2005 included a net loss of $(7,415,000) and $(23,490,000), respectively.
NOTE 5 — AVAILABLE-FOR-SALE SECURITIES
Major Security Types: The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of December 31, 2006 and 2005 are as follows (in thousands). All securities as of December 31, 2006 and 2005 were U.S. Treasury Obligations.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values

As of December 31, 2006	$106,105	$0	$4,437	$101,668

As of December 31, 2005	$108,311	$0	$5,622	$102,689

Redemption Terms: The amortized cost and estimated fair values of available-for-sale securities by contractual maturity as of December 31, 2006 and 2005 are shown in the following table (in thousands). None of these securities are callable or prepayable.

	2006		2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values

Due in one year or less	$50,432	$49,143	$0	$0
Due after one year through five years	55,673	52,525	108,311	102,689
Due after five years through 10 years	0	0	0	0
Due after 10 years	0	0	0	0

TOTAL	$106,105	$101,668	$108,311	$102,689

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of December 31, 2006 and 2005, respectively, were fixed rate securities.
Gains and Losses: Net losses were realized on the sale of available-for-sale securities during the year ended December 31, 2004 and are included in other income. These investments were acquired for duration purposes in 2003 (an economic hedge of the FHLBank’s duration of equity). In 2004, they were sold as part of the FHLBank’s hedging/duration of equity management strategy. There were no sales of available-for-sale securities during 2006 or 2005. Following are details of the 2004 sales (in thousands):

2004
Total proceeds	$110,164

Gross gains	$0
Gross losses	(793)

NET LOSS	$(793)

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses

U.S. Treasury obligations	$0	$0	$101,668	$4,437	$101,668	$4,437

Total temporarily impaired	$0	$0	$101,668	$4,437	$101,668	$4,437

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses

U.S. Treasury obligations	$0	$0	$102,689	$5,622	$102,689	$5,622

Total temporarily impaired	$0	$0	$102,689	$5,622	$102,689	$5,622

A security is considered impaired if its fair value is less than its cost. Impairment is evaluated by considering the severity and duration of the impairment in relation to the forecasted recovery of fair value. If the impairment is determined to be other than temporary, the security is written down to fair value, and the resulting loss is recognized through earnings. The FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. The FHLBank concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above tables represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities. Additionally, the FHLBank has the ability and the intent to hold such securities through to recovery of the unrealized losses.
Investments are in unrealized loss positions due to increases in interest rates that cause security fair values to temporarily fall below amortized cost values. Such fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management.
NOTE 6 — HELD-TO-MATURITY SECURITIES
Major Security Types: Held-to-maturity securities as of December 31, 2006 are summarized in the following table (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values

Fannie Mae[1] obligations	$100,008	$0	$8	$100,000
Freddie Mac[1] obligations	99,940	0	2	99,938
State or local housing agency obligations	238,873	1,444	4,211	236,106
Commercial paper	1,774,449	0	0	1,774,449

Subtotal	2,213,270	1,444	4,221	2,210,493

Mortgage-backed securities:
Fannie Mae[1]	1,145,425	2,269	7,942	1,139,752
Freddie Mac[1]	1,379,899	2,671	10,918	1,371,652
Ginnie Mae[2]	17,118	186	0	17,304
Other (private issuers)	3,621,671	3,121	49,694	3,575,098

Mortgage-backed securities	6,164,113	8,247	68,554	6,103,806

TOTAL	$8,377,383	$9,691	$72,775	$8,314,299

Held-to-maturity securities as of December 31, 2005 are summarized in the following table (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values

Fannie Mae[1] obligations	$150,064	$0	$345	$149,719
Freddie Mac[1] obligations	99,656	469	0	100,125
State or local housing agency obligations	308,520	3,900	2,050	310,370
Commercial paper	829,614	0	0	829,614

Subtotal	1,387,854	4,369	2,395	1,389,828

Mortgage-backed securities:
Fannie Mae[1]	847,488	2,682	8,437	841,733
Freddie Mac[1]	891,590	2,876	8,644	885,822
Ginnie Mae[2]	22,767	279	0	23,046
Other (private issuers)	4,290,310	2,994	42,083	4,251,221

Mortgage-backed securities	6,052,155	8,831	59,164	6,001,822

TOTAL	$7,440,009	$13,200	$61,559	$7,391,650

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.

[2]	Ginnie Mae securities are guaranteed by the U.S. government.
The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $9,859,000 and $7,174,000 as of December 31, 2006 and 2005, respectively. Other investments included net discounts of $52,000 and $280,000 as of December 31, 2006 and 2005, respectively.
Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of December 31, 2006 and 2005 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values

Due in one year or less	$1,974,397	$1,974,386	$879,476	$879,145
Due after one year through five years	10,000	10,539	210,213	211,488
Due after five years through 10 years	600	620	6,045	6,107
Due after 10 years	228,273	224,948	292,120	293,088

Subtotal	2,213,270	2,210,493	1,387,854	1,389,828

Mortgage-backed securities	6,164,113	6,103,806	6,052,155	6,001,822

TOTAL	$8,377,383	$8,314,299	$7,440,009	$7,391,650

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$2,098,195	$1,251,529
Variable rate	115,075	136,325

Subtotal	2,213,270	1,387,854

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	26,621	34,105
Variable rate	23,497	30,705
Collateralized mortgage obligations:
Fixed rate	3,645,173	3,797,609
Variable rate	2,468,822	2,189,736

Subtotal	6,164,113	6,052,155

TOTAL	$8,377,383	$7,440,009

Gains and Losses: Net gains were realized on the sale of or the call of securities during the years ended December 31, 2006 and 2004 and are included in other income. In 2006, two held-to-maturity securities were called by the issuers. In 2004, two held-to-maturity securities were sold. One was sold because an issuer had a significant deterioration in creditworthiness. Another short-term security (less than three months to maturity) was sold to bring the FHLBank in compliance with its regulatory unsecured investment limitations. There were no sales of securities during 2005. Following are details of the 2006 and 2004 sales (in thousands):

	2006	2004
Total proceeds	$704	$36,700

Gross gains	$14	$5
Gross losses	0	(2)

NET GAIN	$14	$3

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses

Fannie Mae obligations	$0	$0	$100,000	$8	$100,000	$8
Freddie Mac obligations	99,938	2	0	0	99,938	2
State or local housing agency obligations	16,889	126	52,455	4,085	69,344	4,211

Subtotal	116,827	128	152,455	4,093	269,282	4,221

Mortgage-backed securities:
Fannie Mae[1]	184,010	594	348,227	7,348	532,237	7,942
Freddie Mac[1]	347,055	1,540	386,993	9,378	734,048	10,918
Other (private issuers)	397,136	1,237	2,260,847	48,457	2,657,983	49,694

Mortgage-backed securities	928,201	3,371	2,996,067	65,183	3,924,268	68,554

TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,045,028	$3,499	$3,148,522	$69,276	$4,193,550	$72,775

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Values	Losses	Fair Values	Losses	Fair Values	Losses

Fannie Mae[1] obligations	$100,188	$14	$49,531	$331	$149,719	$345
State or local housing agency obligations	45,693	1,307	12,847	743	58,540	2,050

Subtotal	145,881	1,321	62,378	1,074	208,259	2,395

Mortgage-backed securities:
Fannie Mae[1]	514,568	4,867	104,564	3,571	619,132	8,438
Freddie Mac[1]	407,418	3,690	136,904	4,954	544,322	8,644
Other (private issuers)	2,282,028	22,333	761,612	19,749	3,043,640	42,082

Mortgage-backed securities	3,204,014	30,890	1,003,080	28,274	4,207,094	59,164

TOTAL TEMPORARILY IMPAIRED SECURITIES	$3,349,895	$32,211	$1,065,458	$29,348	$4,415,353	$61,559

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
Investments are in unrealized loss positions due to increases in interest rates that cause security fair values to temporarily fall below amortized cost values. Such fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management. The FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. The FHLBank concluded that, based on the creditworthiness of the issuers and/or any underlying collateral, the unrealized loss on each security in the above tables represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities. Additionally, the FHLBank has the ability and the intent to hold such securities through to recovery of the unrealized losses.

NOTE 7 — ADVANCES
Redemption Terms: As of December 31, 2006 and 2005, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances, see Note 8) to 8.64 percent at both year ends as summarized in the following table (in thousands):

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2006			$13,882,971	4.07%
2007	$16,628,892	5.14%	2,261,672	3.79
2008	1,815,262	4.57	1,809,983	4.40
2009	2,539,993	4.87	2,236,074	4.56
2010	1,788,008	5.46	2,110,185	5.28
2011	1,147,407	4.97	1,611,632	4.54
Thereafter	4,546,448	4.68	3,163,881	3.97

Total par value	28,466,010	5.02%	27,076,398	4.22%

Discounts on HCD advances	(51)		(57)
Premiums on other advances	125		153
Discounts on other advances	(89,406)		(153,325)
SFAS 133 fair value adjustments	68,567		163,399

TOTAL	$28,445,245		$27,086,568

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (variable rate advances). The FHLBank’s advances as of December 31, 2006 and 2005, include callable advances totaling $3,781,912,000 and $2,751,870,000, respectively. Of these callable advances, there were $3,779,516,000 and $2,747,797,000 of variable rate advances as of December 31, 2006 and 2005, respectively. The table below summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	2006	2005

2006		$14,914,361
2007	$18,956,544	2,218,200
2008	1,697,254	1,685,962
2009	2,358,273	2,132,856
2010	1,657,008	2,010,185
2011	1,039,820	1,603,879
Thereafter	2,757,111	2,510,955

TOTAL PAR VALUE	$28,466,010	$27,076,398

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of December 31, 2006 and 2005, included convertible advances totaling $3,996,241,000 and $4,966,453,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	2006	2005

2006		$17,599,759
2007	$19,600,307	2,731,080
2008	2,324,512	2,019,283
2009	2,242,244	1,921,974
2010	1,207,667	1,165,969
2011	591,682	326,202
Thereafter	2,499,598	1,312,131

TOTAL PAR VALUE	$28,466,010	$27,076,398

Security Terms: The FHLBank lends to members and approved housing associates involved in housing finance within the Tenth District, which comprises the states of Colorado, Kansas, Nebraska and Oklahoma. Advances are made in accordance with federal statutes, including the Bank Act as amended. The FHLBank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept as collateral on such advances only U.S. government or government agency securities, residential mortgage loans, deposits in the FHLBank and other qualified real estate-related assets. However, CFIs can avail themselves of the expanded statutory collateral provisions dealing with small business or agriculture loans. As provided in the Bank Act, a borrowing member’s investment in the capital stock of the FHLBank is pledged as additional collateral on the member’s advances. As of December 31, 2006 and 2005, the FHLBank had rights to collateral with an estimated value in excess of outstanding advances.
All advances outstanding as of December 31, 2006 and 2005, were collateralized by the above types of collateral pursuant to written security agreements. Based on the financial condition of a member that has advances outstanding, the FHLBank allows two options: (a) members can physically retain collateral assigned to the FHLBank provided they execute written security agreements and agree to hold such collateral for the benefit of the FHLBank; or (b) members can specifically assign or physically place such collateral with the FHLBank or its safekeeping agent.
Beyond these provisions, Section 10(e) of the Bank Act affords any security interest granted by a member to the FHLBank priority over the claims or rights of any other party. The two exceptions are claims of bona fide purchasers for value and actual secured parties holding perfected security interests, provided that those claims would be entitled to priority under otherwise applicable law.
Credit Risk: While the FHLBank has never experienced a credit loss on an advance to a member, the expanded eligible collateral for CFIs and non-member housing associates provides the potential for additional credit risk for the FHLBank. FHLBank management has policies and procedures in place to appropriately manage this credit risk. Accordingly, the FHLBank has not established an allowance for credit losses on advances.
The FHLBank’s potential credit risk from advances is concentrated in thrifts (42 percent of total advances), commercial banks (28 percent of total advances), credit unions (15 percent of total advances) and insurance companies (15 percent of total advances). As of December 31, 2006 and 2005, the FHLBank had outstanding advances of $12,992,400,000 and $11,245,200,000 to three members representing 45.6 percent and 41.5 percent of total outstanding advances, respectively. The three members were the same each year. The income from advances to these members during 2006 and 2005 totaled $602,743,000 and $399,066,000, respectively. The FHLBank had rights to collateral with an estimated value in excess of book value of these advances and, therefore, does not expect to incur any credit losses on these advances. See Note 18 for detailed information on transactions with related parties.
Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Par amount of advances:
Fixed rate	$22,557,448	$21,876,531
Variable rate	5,908,562	5,199,867

TOTAL	$28,466,010	$27,076,398

Information about the estimated fair value of the advances is included in Note 16.

NOTE 8 — AFFORDABLE HOUSING PROGRAM
The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 9.
The amount set aside for AHP is charged to income and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s regulatory income before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. There was no shortfall in 2006, 2005 or 2004. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Board for a temporary suspension of its AHP contributions.
As of December 31, 2006, the FHLBank’s AHP accrual on its Statements of Condition consisted of $16,714,000 for the 2007 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $19,309,000 for prior years’ AHP (committed but undisbursed).
The following table details the change in the AHP liability for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

Appropriated and reserved AHP funds as of the beginning of the period	$30,567	$25,559	$23,398
AHP set aside based on current year income	15,411	15,131	10,396
Direct grants disbursed	(10,819)	(10,504)	(8,701)
Discount on prepaid AHP advances reallocated to future periods	0	0	3
Recaptured funds[1]	864	381	463

Appropriated and reserved AHP funds as of the end of the period	$36,023	$30,567	$25,559

[1]
Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; or (2) unused grants. Recaptured funds are reallocated to future periods.

The FHLBank had outstanding principal in AHP-related advances of $22,000 and $26,000 at December 31, 2006 and 2005, respectively.
NOTE 9 — RESOLUTION FUNDING CORPORATION (REFCORP)
Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 8. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock under SFAS 150 and net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.

The FHLBanks will continue to expense these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300,000,000 annual annuity (or a scheduled payment of $75,000,000 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board in consultation with the Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by FHLBank Topeka cannot be determined at this time because of the interrelationships of all future FHLBanks’ earnings and interest rates. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.
The Finance Board is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment by the 12 FHLBanks falls short of $75,000,000.
The FHLBanks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2015. The FHLBanks’ aggregate payments through 2006 have satisfied $3,147,000 of the $75,000,000 scheduled payment for the third quarter of 2015 and all scheduled payments thereafter. This date assumes that all $75,000,000 quarterly payments required after December 31, 2006, will be made as scheduled.
The benchmark payments or portions thereof could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75,000,000 in a quarter in the future. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300,000,000 annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of the Treasury.
The following table details the change in the REFCORP liability for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004

REFCORP obligation as of the beginning of the period	$12,962	$6,872	$5,425
REFCORP assessments	34,009	33,948	23,364
REFCORP payments	(38,030)	(27,858)	(21,917)

REFCORP obligation as of the end of the period	$8,941	$12,962	$6,872

NOTE 10 — MORTGAGE LOANS HELD FOR PORTFOLIO
The MPF Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby participating FHLBank members originate and credit enhance home mortgage loans that are owned by the FHLBank. Dependent upon a member’s product selection, however, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.
During 2004, the FHLBank acquired participation interests totaling $878,918,000 in out-of-district MPF Program mortgage loans delivered under a master commitment that FHLBank of Chicago had entered into with one of its participating members. FHLBank of Chicago retained an average participation of 61.1 percent in the total loans acquired through the commitment. These participation interests were purchased at the same prices as those for similar MPF Program products. No participation interests in out-of-district MPF Program mortgage loans were purchased during 2006 or 2005.
The following table presents information as of December 31, 2006 and 2005 on mortgage loans held for portfolio (in thousands):

	2006	2005

Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$829,718	$919,285
Fixed rate, long-term, single-family mortgages	1,540,466	1,499,886

Total par value	2,370,184	2,419,171
Premiums	14,999	17,242
Discounts	(11,090)	(12,761)
Deferred loan costs, net	147	161
SFAS 133 fair value adjustments	(447)	(550)

Total before Allowance for Credit Losses on Mortgage Loans	2,373,793	2,423,263
Allowance for Credit Losses on Mortgage Loans	(854)	(756)

Mortgage Loans, net	$2,372,939	$2,422,507

[1]	Medium-term defined as a term of 15 years or less.
The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $2,481,000, $2,602,000 and $1,717,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
The par value of mortgage loans held for portfolio outstanding at December 31, 2006 and 2005 was comprised of government-insured or guaranteed (by the Federal Housing Administration and Department of Veterans Affairs of the U.S. government) loans totaling $63,105,000 and $58,275,000, respectively, and conventional, size-conforming mortgage loans totaling $2,307,079,000 and $2,360,896,000, respectively.
The allowance for credit losses on mortgage loans as of December 31, 2006, 2005 and 2004, respectively, was as follows (in thousands):

	2006	2005	2004

Balance, beginning of year	$756	$424	$129
Provision for credit losses on mortgage loans	358	335	295
Charge-offs	(260)	(3)	0
Recoveries	0	0	0

Balance, end of year	$854	$756	$424

At December 31, 2006 and 2005, the FHLBank had $4,379,000 and $4,052,000, respectively, of non-accrual conventional loans. As of December 31, 2006 and 2005, the FHLBank had $1,273,000 and $545,000, respectively, of REO included in other assets.
The estimated fair value of the mortgage loans held for portfolio as of December 31, 2006 and 2005 is reported in Note 16.
Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2006 and 2005, the FHLBank had no recorded investments in impaired mortgage loans.
See Note 18 for detailed information on transactions with related parties.
NOTE 11 — DEPOSITS
The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits” on its Statements of Condition.
Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits were 4.83 percent, 3.06 percent and 1.13 percent during 2006, 2005 and 2004, respectively.
See Note 18 for detailed information on transactions with related parties.
NOTE 12 — CONSOLIDATED OBLIGATIONS
Consolidated obligations consist of consolidated bonds and discount notes and as provided by the Bank Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.
Although the FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine.
The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $951,915,670,000 and $937,459,530,000 as of December 31, 2006 and 2005, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments and consolidated obligations transferred from other FHLBanks. Finance Board regulations require that each FHLBank maintain qualifying assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; obligations of, or fully guaranteed by, the United States; secured advances; mortgages, which have any guaranty, insurance, or commitment from the U.S. or any agency of the United States; investments described in Section 16(a) of the Bank Act (e.g., securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located); and other securities that are assigned a rating or assessment by a nationally recognized statistical rating organization (NRSRO) that is equivalent or higher than the rating or assessment assigned by that NRSRO to consolidated obligations.
To provide the holders of consolidated obligations issued before January 29, 1993, (prior bondholders) protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times its regulatory capital stock, prior bondholders have a singular claim on a certain amount of the qualifying assets (Special Asset Account or SAA) if the FHLBanks’ regulatory capital stock is less than 8.33 percent of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement.
As of December 31, 2006 and 2005, respectively, the FHLBanks’ combined regulatory capital stock was 4.5 and 4.6 percent of the par value of consolidated obligations outstanding, and the required minimum SAA balance was approximately $26,000 and $110,000. If an FHLBank’s capital-to-asset ratio falls below 2 percent, that FHLBank is required to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ combined SAA to a trust for the benefit of prior bondholders. As of December 31, 2006 and 2005, no FHLBank had a capital-to-asset ratio less than 2 percent; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the capital-to-asset ratio has never fallen below 2 percent for any FHLBank.
General Terms: Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasuries (CMT) and, Eleventh District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues such structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.
In addition to consolidated obligation bonds having fixed rate or simple variable rate coupon payment terms, FHLBank also issued or had outstanding consolidated obligation bonds with the following broad terms, regarding either the principal repayment or coupon payment:
▪	Optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings;
▪
Range bonds that have coupons at fixed or variable rates and pay the fixed or variable rate as long as the index rate is within the established range, but generally pays zero percent or a minimal interest rate if the specified index rate is outside the established range;

▪
Step bonds that have coupons at fixed or variable rates for specified intervals over the lives of the bonds. At the end of each specified interval, the coupon rate or variable rate spread increases (decreases) or steps up (steps down). These bond issues generally contain call provisions enabling the bonds to be called at the FHLBank’s discretion on the step dates; and

▪
Zero coupon bonds that are long-term, discounted instruments earning fixed yields to maturity or to the optional principal redemption date. All principal and interest payments are made at bond maturity or the optional principal redemption date, if exercised by the FHLBank before bond maturity.

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

2006			$6,217,517	3.74%
2007	$7,279,075	4.15%	4,784,031	3.45
2008	5,812,310	4.43	4,097,282	3.75
2009	2,919,046	4.58	2,398,025	3.91
2010	2,370,417	4.54	2,185,348	4.25
2011	2,489,170	4.66	1,384,170	4.07
Thereafter	11,546,082	4.97	9,345,301	4.78

Total par value	32,416,100	4.60%	30,411,674	4.08%

Premiums	9,065		15,705
Discounts	(15,937)		(17,268)
SFAS 133 fair value adjustments	(370,229)		(521,492)

TOTAL	$32,038,999		$29,888,619

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2006 and 2005, includes callable bonds totaling $22,523,565,000 and $19,350,242,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 7), mortgage-backed securities (Notes 4 and 6) and MPF mortgage loans (Note 10). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity or Next Call Date	2006	2005

2006		$23,705,938
2007	$25,721,843	2,341,260
2008	2,722,032	1,636,196
2009	1,229,700	813,700
2010	716,905	431,905
2011	530,820	335,820
Thereafter	1,494,800	1,146,855

TOTAL PAR VALUE	$32,416,100	$30,411,674

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2006 and 2005 (in thousands):

	2006	2005

Par value of consolidated obligation bonds:
Fixed rate	$18,934,185	$15,999,770
Step ups	8,264,430	9,289,430
Step downs	150,000	0
Range bonds	4,888,375	3,906,375
Zero coupon	179,110	216,099
Simple variable rate	0	1,000,000

TOTAL PAR VALUE	$32,416,100	$30,411,674

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rates

December 31, 2006	$16,736,007	$16,769,707	5.07%

December 31, 2005	$13,434,760	$13,458,956	3.95%

Information about the estimated fair value of the consolidated obligations is included in Note 16.
NOTE 13 – CAPITAL
The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Board’s new capital structure regulation. The FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the Finance Board has not placed any such requirement on the FHLBank to date. In addition, the GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio and at least a 5.0 percent leverage capital ratio, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times divided by total assets.

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements at December 31, 2006 and 2005 (in thousands):

	2006		2005
	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$466,642	$1,647,068	$426,149	$1,429,690
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,109,559	$2,224,979	$1,878,395	$1,989,966
Leverage capital ratio	5.0%	5.8%	5.0%	5.8%
Leverage capital	$2,636,948	$3,048,513	$2,347,993	$2,704,811
Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS 150.
The FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of the FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with the FHLBank including but not limited to access to the FHLBank’s credit products and selling AMA to the FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is equal to 0.2 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $1,000,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is equal to the sum of the following less the member’s Asset-based Stock Purchase Requirement:
▪	5.0 percent of the principal amount of advances outstanding to the member; plus
▪
2.0 percent of the current outstanding principal balance of AMA originated by or through the member and acquired by the FHLBank subject to a maximum AMA requirement of 1.5 percent of the member’s total assets as of December 31 of the preceding calendar year; plus

▪	0 percent of the principal amount of letters of credit outstanding at the request of the member; plus
▪	0 percent of the notional principal of any outstanding derivatives with the member.
The percentages listed above are subject to change by the FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require the FHLBank to request Finance Board approval of an amended capital plan. See Note 18 for detailed information on transactions with related parties.
Any member may make a written request not in connection with a notice of withdrawal or attaining nonmember status for the redemption of a part of its Class A Common Stock or all or part of its Class B Common Stock (i.e., excess stock redemption request). Within five business days of receipt of a member’s written redemption request, the FHLBank may notify the member that it declines to repurchase the excess stock before the end of that five business day period, at which time the applicable redemption period shall commence. Otherwise, the FHLBank will repurchase any excess stock within the five business day period. The redemption periods are six months for Class A Common Stock and five years for Class B Common Stock. Subject to certain limitations, the FHLBank may choose to repurchase a member’s excess stock on or before the end of the applicable redemption period.
The GLB Act made membership voluntary for all members. As outlined in the FHLBank’s capital plan, members that withdraw from membership must wait five years from the divestiture date for all capital stock that is held as a condition of membership (Class A Common Stock up to member’s Asset-based Stock Purchase Requirement), unless the member cancels its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank.
The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The initial DPT was established by the

FHLBank’s board of directors as the average three-month LIBOR for a dividend period plus 50 basis points. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. In June 2005, the board of directors changed the dividend parity threshold to be equal to the average of three-month LIBOR for a dividend period minus 50 basis points. The amended dividend parity threshold was effective for dividends paid during the third and fourth quarters of 2005. In December 2005, the board of directors changed the dividend parity threshold to be equal to the average of three-month LIBOR for a dividend period minus 100 basis points. The amended dividend parity threshold was effective for dividends paid during 2006 and will continue to be effective until such time as it may be changed by the FHLBank’s board of directors.
The board of directors cannot declare a dividend if: (1) the FHLBank’s capital position is below its minimum regulatory capital requirements; (2) the FHLBank’s capital position will be below its minimum regulatory capital requirements after paying the dividend; (3) the principal or interest due on any consolidated obligation of the FHLBank has not been paid in full; (4) the FHLBank fails to provide the Finance Board the quarterly certification prior to declaring or paying dividends for a quarter; or (5) the FHLBank fails to provide notification upon its inability to provide such certification or upon a projection that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations.
Mandatorily Redeemable Capital Stock: The FHLBank adopted SFAS 150 based on the characteristics of the FHLBank’s stock, the definition of a nonpublic entity under SFAS 150 and the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (herein referred to as FSP 150-3). The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value.
On January 1, 2004, the FHLBank reclassified $3,630,000 of its outstanding capital stock to “Mandatorily redeemable capital stock” in the liability section of the Statements of Condition. There were no estimated but unpaid dividends at the date of conversion. For the years ended December 31, 2006, 2005 and 2004, dividends on mandatorily redeemable capital stock in the amount of $2,594,000, $384,000 and $109,000, respectively, were recorded as interest expense.
Prior to the adoption of SFAS 150, all shares of capital stock outstanding under prior capital rules were classified as equity. Following the adoption of SFAS 150 and prior to the implementation of the capital plan on September 30, 2004, certain shares of capital stock were reclassified from equity to a liability upon the occurrence of a triggering event. These triggering events included: (1) a member giving notice of intent to withdraw from membership, or (2) a member attaining non-member status through merger or acquisition, charter termination, or involuntary termination from membership, since the member shares then meet the definition of mandatorily redeemable capital stock. After the adoption of SFAS 150 and before the implementation of the capital plan, all requests received from members for redemption of excess capital stock were repurchased by the FHLBank on the same day the request was submitted by a member. Reclassification to a liability was not necessary for pre-conversion excess stock because there was no redemption period and it was under the FHLBank’s sole discretion to either repurchase stock or simply deny the redemption requests, which would then become null and void. Under prior capital rules, there were no grace periods or penalties for revoking redemption requests because there were no redemption periods for the pre-conversion excess stock and the FHLBank could either repurchase stock or simply deny the redemption requests, which would then become null and void.
At December 31, 2006 and 2005, the FHLBank had $46,232,000 and $64,355,000, respectively, in capital stock subject to mandatory redemption from members and former members, consisting of $45,590,000 and $62,518,000, respectively, of Class A Common Stock and $642,000 and $1,837,000, respectively, of Class B Common Stock. These amounts have been classified as a liability (mandatorily redeemable capital stock) in the Statements of Condition in accordance with SFAS 150. The FHLBank repurchased $642,000 of Class B Common Stock subject to mandatory redemption on January 2, 2007 and $16,000 of Class A Common Stock subject to mandatory redemption on January 3, 2007, even though the FHLBank was not required to repurchase the majority of the capital stock until 2011 under the five-year contractual redemption period for the Class B Common Stock.

The following table provides the number of members that notified the FHLBank of their respective decisions to voluntarily redeem their capital stock and the number of redemptions during 2006 and 2005:

	2006	2005

Beginning of the year	7	8
Due to merger and acquisitions	25	17
Due to withdrawals	1	0
Redemptions/repurchases during the year	(24)	(18)

End of the year	9	7

The Finance Board issued a regulatory interpretation confirming that the SFAS 150 accounting treatment for certain shares of FHLBank capital stock does not affect the definition of regulatory capital for purposes of determining the FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300 percent of total FHLBank capital), calculating its unsecured credit exposure to other GSEs (100 percent of total FHLBank capital) or calculating its unsecured credit limits to other counterparties (various percentages of total FHLBank capital depending on the rating of the counterparty).
The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2006 and 2005 (in thousands). The year of redemption in the table is the later of the end of the redemption period or the maturity date of the activity the stock is related to if the capital stock represents the Activity-based Stock Purchase Requirement for a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). The FHLBank will not redeem or repurchase membership stock (Asset-based Stock Purchase Requirement held in form of Class A Common Stock) until six months after the FHLBank receives notice for withdrawal. The FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	2006	2005

2006		$22,235
2007	$11,554	10,381
2008	1,077	620
2009	15,402	15,438
2010	5,916	5,680
2011	3,703	393
Thereafter	8,580	9,608

Total	$46,232	$64,355

The FHLBank’s activity for mandatorily redeemable capital stock was as follows during 2006, 2005 and 2004 (in thousands).

	2006	2005	2004

Balance at beginning of period	$64,355	$130,888	$0
Capital stock subject to mandatory redemption reclassified from equity on adoption of SFAS 150 on January 1, 2004	0	0	3,630
Capital stock subject to mandatory redemption reclassified from equity during the period	530,121	597,351	188,642
Redemption or repurchase of mandatorily redeemable capital stock during the period	(550,832)	(664,264)	(61,482)
Stock dividend classified as mandatorily redeemable capital stock during the period	2,588	380	98

Balance at end of period	$46,232	$64,355	$130,888

A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock. The FHLBank has not received any requests to revoke redemption requests in the periods presented.
Statutory and Regulatory Restrictions on Capital Stock Redemption: In accordance with the GLB Act, each class of FHLBank capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding capital stock. Statutory and regulatory restrictions on the redemption of FHLBank capital stock include the following:
▪
In no instance may the FHLBank redeem any capital stock if, following such redemption, the FHLBank would fail to satisfy its minimum regulatory capital requirements (i.e., the statutory risk-based capital requirement and the total capital and weighted leverage ratio requirements established by the GLB Act and by the Finance Board, all three of which were discussed previously). By law, all member holdings of FHLBank capital stock immediately become non-redeemable if their FHLBank becomes undercapitalized and, at the macro level, only a minimal portion of outstanding stock qualifies for redemption consideration.

▪
In no instance may the FHLBank redeem any capital stock if either its board of directors or the Finance Board determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

▪
In addition to possessing the authority to prohibit capital stock redemptions, the FHLBank’s board of directors has a right and an obligation to call for additional capital stock purchases by its members, as a condition of membership, as needed to satisfy statutory and regulatory capital requirements. These requirements include the maintenance of a stand-alone “AA” credit rating from an NRSRO.

▪
If, during the period between receipt of a capital stock redemption notification or request from a member and the actual redemption (which lasts indefinitely if the FHLBank is undercapitalized, does not have the required credit rating, etc.), the FHLBank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the capital stock will be established either through the market liquidation process or through negotiation with a merger partner. In either case, all senior claims must first be settled at par, and there are no claims which are subordinated to the rights of the FHLBank stockholders.

▪
The GLB Act states that the FHLBank may repurchase, at its sole discretion, capital stock investments that exceed the required minimum stock purchase requirements as long as the FHLBank continues to meet its regulatory capital requirements.

▪	In no instance may the FHLBank redeem any capital stock if the principal or interest due on any consolidated obligation issued by the Office of Finance has not been paid in full.
▪
In no instance may the FHLBank redeem any capital stock if it fails to provide the Finance Board quarterly certification required by section 966.9(b)(1) of the Finance Board’s rules prior to declaring or paying dividends for a quarter.

▪
In no case may the FHLBank redeem any capital stock if the FHLBank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all its obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another FHLBank to obtain financial assistance to meet its current obligations.

Prior Capital Plan: Prior to the FHLBank’s implementation of its capital plan as of the close of business on September 30, 2004, the prior capital rules were in effect. In particular, the Bank Act required members to purchase capital stock equal to the greater of 1.0 percent of their mortgage-related assets or 5.0 percent of outstanding FHLBank advances. Note, however, the GLB Act removed the provision that required a non-thrift member to purchase additional stock to borrow from the FHLBank if the non-thrift member’s mortgage-related assets were less than 65 percent of total assets. Under the prior capital rules, a member was required to give six months’ notice of its intent to withdraw from membership. The FHLBank, at its discretion, could repurchase at par value any capital stock greater than a member’s statutory requirement or allow the member to sell at par value to another member of the FHLBank. During 2004, the FHLBank consistently repurchased all capital stock redemption requests from members on the same day the request was submitted, after determining that the FHLBank and member would remain in compliance with minimum statutory and regulatory capital requirements after making such repurchases.

NOTE 14 — EMPLOYEE RETIREMENT PLANS
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank’s contributions to the Pentegra Defined Benefit Plan through June 30, 1987, represented the normal cost of the plan. The plan reached the full-funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987, because of favorable investment and other actuarial experience during previous years. As a result, the Pentegra Defined Benefit Plan suspended employer contributions for all plan years ending after June 30, 1987, through June 30, 2000. Contributions to the plan resumed on July 1, 2000. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense were $2,349,000, $2,052,000 and $2,043,000 in 2006, 2005 and 2004, respectively. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the FHLBank cannot be made.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan, formerly known as the Financial Institutions Thrift Plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $511,000, $469,000 and $415,000 to the Pentegra Defined Contribution Plan in 2006, 2005 and 2004, respectively, were charged to compensation and benefits expense.
In addition, the FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $650,000, $706,000 and $362,000 in 2006, 2005 and 2004, respectively. Compensation and benefits expense and other interest expense includes deferred compensation and accrued earnings under the BEP of $218,000, $143,000 and $133,000 in 2006, 2005 and 2004, respectively.
The FHLBank adopted SFAS 158 as of December 31, 2006. The amounts recognized in the financial statements upon adoption were as follows (in thousands):

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158

Other liabilities	$41,325	$1,058	$42,383
Total liabilities	50,566,255	1,058	50,567,313
Accumulated other comprehensive income	(6,035)	(1,058)	(7,093)
Total capital	$2,172,712	$(1,058)	$2,171,654
As indicated previously, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005

Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,257	$3,156
Service cost	144	95
Interest cost	297	271
Benefits paid	(225)	(225)
Actuarial loss	260	1,960

Projected benefit obligation at end of year	5,733	5,257

Change in plan assets:
Fair value of plan assets at beginning of year	0	0
Employer contributions	225	225
Benefits paid	(225)	(225)

Fair value of plan assets at end of year	0	0

Funded status	$5,733	$5,257

The accrued pension costs for the FHLBank’s BEP at December 31, 2005 were as follows (in thousands). This table is not applicable to 2006 as the funded status is reported on the Statements of Condition.

2005

Accumulated benefit obligation	$4,364
Effect of future salary increases	893

Projected benefit obligation	5,257
Unrecognized prior service cost	91
Unrecognized net loss	(2,561)

Accrued pension cost	$2,787

Amounts recognized in the Statements of Condition for the FHLBank’s BEP at December 31, 2006 are as follows (in thousands):

2006

Other liabilities	$5,733

Total liabilities	$5,733

Accumulated Other Comprehensive Income:
Defined benefit pension plan – prior service cost	$66
Defined benefit pension plan – net loss	(2,594)

Total accumulated other comprehensive income	$(2,528)

Amounts recognized in the Statements of Condition for the FHLBank’s BEP at December 31, 2005 are as follows (in thousands). This table is not applicable to 2006 as the funded status is reported on the Statements of Condition and the minimum pension amount is no longer presented:

2005

Accrued benefit obligation	$(4,364)
Less net amount recognized	2,787

Accumulated other comprehensive income	$(1,577)

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2006, 2005 and 2004, were (in thousands):

	2006	2005	2004

Service cost	$144	$95	$43
Interest cost	297	271	225
Amortization of prior service cost	(25)	(24)	(17)
Amortization of net loss	227	358	109

Net periodic postretirement benefit cost	$643	$700	$360

The measurement date used to determine the current year’s benefit obligation was December 31, 2006.
Key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2006, 2005 and 2004 were:

	2006	2005	2004

Discount rate	5.50%	5.50%	7.50%
Salary increases	5.50%	5.50%	5.50%
Amortization period (years)	10	6	7
Accumulated benefit obligation	$4,675	$4,364	$2,817
The FHLBank assesses the discount rate used in the defined benefit portion of the FHLBank’s BEP by referencing highly rated corporate bonds with remaining maturities that approximate the benefit payment period.
The estimated actuarial loss (gain) and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefits costs over the next fiscal year are (in thousands):

2006

Net loss (gain)	$225
Prior service cost	(25)

Expected amortization	$200

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2007 will be $236,000.
The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Estimated
Benefit
Year ending December 31,	Payments

2007	$236
2008	244
2009	257
2010	267
2011	279
2012 through 2016	1,666
NOTE 15 – DERIVATIVES AND HEDGING ACTIVITIES
Nature of Business Activity: The FHLBank enters into interest rate swaps (including callable and putable swaps), swaptions, and interest rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates.

The FHLBank may utilize derivatives to adjust the effective maturity, re-pricing frequency or option characteristics of financial instruments to achieve risk management objectives. The FHLBank uses derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; (2) by acting as an intermediary; or (3) in asset/liability management (i.e., an economic hedge). For example, the FHLBank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investments and/or mortgage loans), and/or to adjust the interest rate sensitivity of advances, investments or mortgage loans to approximate more closely the interest rate sensitivity of liabilities.
In addition to using derivatives to manage mismatches of interest rate sensitivity between assets and liabilities, the FHLBank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; (4) to exactly offset other derivatives executed with members (when the FHLBank serves as an intermediary); and (5) to reduce funding costs.
Consistent with Finance Board regulation, the FHLBank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions to achieve risk management objectives and to act as an intermediary between its members and counterparties. Derivatives are used when they represent the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges as discussed above).
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s risk management policy. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivative that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged asset, liability or firm commitment being recorded simultaneously in income. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment.
Hedging Activities: The FHLBank documents all hedging relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and/or liabilities on the Statements of Condition; (2) firm commitments; or (3) forecasted transactions. For hedging relationships that do not meet the requirements for shortcut hedge accounting under SFAS 133, the FHLBank formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its hedging relationships.
The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.
Effectiveness Measurements: Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. This is in contrast to fair value hedges designated under the “long haul” hedge accounting method, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances.

Long haul hedge accounting method – For hedge transactions that don’t qualify for shortcut hedge accounting, the FHLBank completes effectiveness testing at inception and on a monthly basis thereafter. Prior to September 30, 2006, the FHLBank utilized the following methods to assess effectiveness: rolling correlation matrix, rolling regression method and the dollar-offset method.
•
Under the rolling regression method, the FHLBank models a series of 30 data points (market values) for the hedged item and the hedge instrument, using market data from the previous 30 calendar month-ends. A regression analysis is performed comparing the values of the hedged financial item and the hedge instrument. The hedge is deemed highly effective if: (1) the slope of the regression line is between -0.80 and -1.20, meaning that on average the change in value of the hedged financial instrument is offset by the change in value of the hedge instrument; (2) the correlation is 0.80 or higher; and (3) the calculated F statistic is 4 or higher. For new hedge transactions, the 30 data points (market values) are generated using historical market data.

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
Types of Assets and Liabilities Hedged:
Consolidated Obligations - While consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank is individually a counterparty to derivatives associated with specific debt issues. For instance, in a typical transaction involving more than one FHLBank, fixed rate consolidated obligation bonds are issued for one or more FHLBanks, including FHLBank Topeka. In connection with its share of the bond issuance, FHLBank Topeka simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to FHLBank Topeka designed to mirror in timing and amount the cash outflows FHLBank Topeka pays on the consolidated obligation. Such transactions are designated as fair value hedges under SFAS 133. In this type of transaction, FHLBank Topeka typically pays the derivative counterparty a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. Note, though, that most of the FHLBank’s swapped consolidated obligation bonds are fixed rate, callable bonds where the FHLBank is the sole issuer of the particular debt issue. The swap transaction with a counterparty for debt upon which the FHLBank is the sole issuer follows the same process reflected above (simultaneous, matching terms, etc.). This intermediation between the capital and derivatives markets permits the FHLBank to raise funds at costs lower than would otherwise be available through the issuance of simple fixed or variable rate consolidated obligations in the capital markets.
Advances - With the issuance of a convertible advance, the FHLBank purchases from the member an option that enables the FHLBank to convert an advance from fixed rate to variable rate if interest rates increase. Once the FHLBank exercises its option to convert an advance to an at-the-market variable rate, the member then owns the option to terminate the converted advance without fee or penalty on the conversion date and each interest rate reset date thereafter. The FHLBank hedges a convertible advance by entering into a cancelable derivative with a non-member counterparty where the FHLBank pays a fixed rate and receives a variable rate. The derivative counterparty may cancel the derivative on a put date. This type of hedge is designated as a fair value hedge under SFAS 133. The counterparty’s decision to cancel the derivative would normally occur in a rising rate environment. If the option is in-the-money, the derivative is cancelled by the derivative counterparty at par (i.e., without any premium or other payment to the FHLBank). When the derivative is cancelled, the FHLBank exercises its option to convert the advance to a variable rate. If a convertible advance is not prepaid by the member upon conversion to an at-the-market variable rate advance (i.e., callable variable rate advance), any hedge-related unamortized basis adjustment is amortized as a yield adjustment.

The optionality embedded in certain financial instruments held by the FHLBank can create interest rate risk. For example, when a member prepays an advance, the FHLBank could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBank generally charges a prepayment fee on an advance that makes it financially indifferent to a member’s decision to prepay the advance. When the FHLBank offers advances (other than short-term advances) that a member may prepay without a prepayment fee, it usually finances such advances with callable debt or otherwise hedges the option being sold to the member.
Mortgage Loans - The FHLBank invests in fixed rate mortgage loans through the MPF Program. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated future cash flows, which usually occur as a result of interest rate changes. The FHLBank may manage the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The FHLBank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank may use derivatives in conjunction with debt issuance to better match the expected prepayment characteristics of its mortgage loan portfolio.
Interest rate caps and floors, swaptions and callable swaps may also be used to hedge prepayment risk on the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the portfolio of mortgage loans, they are not specifically linked to individual loans and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings.
Firm Commitment Strategies - After June 30, 2003, commitments that obligate the FHLBank to purchase closed fixed rate mortgage loans from its members are considered derivatives under SFAS 149. Accordingly, each mortgage purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
The FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. The basis movement associated with the firm commitment is rolled into the basis of the advance or bond at the time the commitment is terminated and the advance or bond is issued. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond.
Investments - The FHLBank invests in U.S. Treasury securities, U.S. agency securities, GSE securities, mortgage-backed securities and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives currently associated with investment securities are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income in the Statements of Income. The hedged investment securities are classified as “trading” with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income in the Statements of Income.
Anticipated Debt Issuance - The FHLBank enters into interest rate swaps for the anticipated issuance of fixed rate consolidated obligation bonds to hedge the variability in forecasted interest payments associated with fixed rate debt that had not yet been issued. The interest rate swap is terminated upon issuance of the fixed rate bond, with the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.
Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk because of the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its risk management policy. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements.

The contractual or notional amount of derivatives reflects the involvement of the FHLBank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBank, and the maximum credit exposure of the FHLBank is substantially less than the notional amount. The maximum credit risk is the estimated cost of replacing favorable derivatives if the counterparty defaults, and the related collateral, if any, is of less value to the FHLBank.
At December 31, 2006 and 2005, the FHLBank’s maximum credit risk, as defined above, was approximately $66,623,000 and $22,018,000, respectively. These totals include $58,721,000 and $4,758,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $1,405,000 and $7,489,000 as collateral as of December 31, 2006 and 2005, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $15,006,000 and $7,964,000 as of December 31, 2006 and 2005, respectively. The counterparty was different each year. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of December 31, 2006, is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$205	$62,977	$0	$3,441	$66,623
Collateral held[2]	0	1,405	0	3,441	4,846

Net exposure after collateral	$205	$61,572	$0	$0	$61,777

Notional amount	$1,123,194	$26,677,692	$8,137,900	$136,876	$36,075,662

Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of December 31, 2005, is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$7,964	$7,928	$0	$6,126	$22,018
Collateral held[2]	7,489	0	0	6,126	13,615

Net exposure after collateral	$475	$7,928	$0	$0	$8,403

Notional amount	$1,156,744	$17,098,509	$13,930,132	$183,192	$32,368,577

[1]
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

[2]	Excludes collateral held in excess of exposure for any individual counterparty.
The FHLBank transacts a significant portion of its derivatives with major banks and primary broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. No single entity dominates the FHLBank’s derivatives business. Assets pledged as collateral by the FHLBank to these counterparties are discussed more fully in Note 17. The FHLBank is not a derivatives dealer and thus does not trade derivatives for short-term profit.
Intermediary Derivatives: To assist its members in meeting their hedging needs, the FHLBank acts as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members access to the derivative market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. Gains and losses are recorded in other income and presented as “Net (loss) on derivatives and hedging activities.”
As of December 31, 2006 and 2005, the notional principal of interest rate swap derivative agreements in which the FHLBank is an intermediary was $245,740,000 and $334,379,000, respectively.
Financial Statement Impact and Additional Financial Information: For the years ended December 31, 2006, 2005 and 2004, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	2006	2005	2004

Gain (loss) related to fair value hedge ineffectiveness	$1,577	$9,504	$16,465
Gain (loss) on economic hedges	9,961	19,110	(29,879)

Net gain (loss) on derivatives and hedging activities	$11,538	$28,614	$(13,414)

There were no amounts for the years ended December 31, 2006, 2005 and 2004 that were reclassified into earnings as a result of the discontinuance of cash flow hedges, because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2006, the deferred net gain (loss) relating to hedging activities accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months is not material.
The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation at December 31, 2006 and 2005 (in thousands):

	2006		2005
	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Interest rate swaps
Fair value	$31,789,398	$(268,418)	$29,386,727	$(447,281)
Economic	2,394,758	1,025	1,710,847	(10,876)

Interest rate caps/floors
Fair value	217,500	76	205,000	1,388
Economic	1,660,000	6,042	1,050,000	3,780

Mortgage delivery commitments
Economic	14,006	(31)	16,003	42

TOTAL	$36,075,662	$(261,306)	$32,368,577	$(452,947)

Total derivative fair value excluding accrued interest		$(261,306)		$(452,947)
Accrued interest		124,350		61,971

NET DERIVATIVE FAIR VALUE		$(136,956)		$(390,976)

Net derivative asset balances		$66,623		$22,018
Net derivative liability balances		(203,579)		(412,994)

NET DERIVATIVE BALANCES		$(136,956)		$(390,976)

NOTE 16 – ESTIMATED FAIR VALUES
The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of December 31, 2006 and 2005. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities.
Cash and Due From Banks: The estimated fair values approximate the recorded book balances.

Interest-bearing Deposits: The estimated fair values approximate the recorded book balances for these instruments with three months or less to maturity.
Overnight Federal Funds Sold: The estimated fair values approximate the recorded book balances.
Term Federal Funds Sold: The estimated fair values approximate the recorded book balances for these instruments with three months or less to maturity.
Investment Securities: The estimated fair values of investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each year. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models deemed appropriate by management.
Advances: For advances with fixed rates and more than three months to maturity and advances with complex variable rates, estimated fair values are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. The discount rates used in these calculations were the replacement advance rates for advances with similar terms. Per Finance Board advance regulations, advances with maturities or re-pricing periods greater than six months require a fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the estimated fair value of advances does not assume prepayment risk. For advances with variable or fixed rates and less than three months to re-pricing or maturity, the estimated fair values approximate the recorded book balances.
Mortgage Loans Held for Portfolio: Estimated fair values are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
Commitments to Extend Credit for Mortgage Loans: The estimated fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. In accordance with SFAS 149, certain mortgage loan purchase commitments entered into after June 30, 2003, are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Their estimated fair values were negligible as of December 31, 2006 and 2005.
Accrued Interest Receivable and Payable: The estimated fair values approximate the recorded book balances.
Derivative Assets/Liabilities: The FHLBank bases the estimated fair values of derivatives on instruments with similar terms or available market prices including accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.
Deposits: For deposits with fixed rates and more than three months to maturity, estimated fair values are determined by calculating the present values of the expected future cash flows from the deposits. The calculated present values are reduced by the accrued interest payable. The discount rates used in these calculations were the cost of deposits with similar terms. For deposits with variable or fixed rates and less than three months to re-pricing or maturity, the estimated fair values approximate the recorded book balances.
Consolidated Obligations: The estimated fair values for consolidated obligation bonds and discount notes are determined based on the cost of raising comparable debt. The estimated cost of issuing debt is determined daily based on the secondary market for debt of GSEs and other indications from dealers. The estimated cost of issuing debt includes non-interest selling costs. For consolidated obligations with variable or fixed rates and less than three months to re-pricing or maturity, the estimated fair values approximate the recorded book balances.

Mandatorily Redeemable Capital Stock: The fair value of capital stock subject to mandatory redemption is generally at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. FHLBank Topeka’s dividends are declared and paid at each quarter end; therefore, fair value equaled par value at year ends. Stock can only be acquired by members at par value and redeemed or repurchased at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Standby Letters of Credit: The estimated fair values of standby letters of credit are based on the present value of fees currently charged for similar agreements. The value of these guarantees is recognized and recorded in other liabilities.
Standby Bond Purchase Agreements: The estimated fair values of the standby bond purchase agreements are estimated using the present value of the future fees to be collected on existing agreements with fees determined using rates currently charged for similar agreements.
The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2006, are summarized in the following table (in thousands):

		Net Unrealized	Estimated Fair
	Carrying Value	Gains (Losses)	Value

Assets:
Cash and due from banks	$375	$0	$375

Interest-bearing deposits	4,327,459	0	4,327,459

Overnight Federal funds sold	5,935,500	0	5,935,500

Term Federal funds sold	2,119,000	0	2,119,000

Trading securities	704,125	0	704,125

Available-for-sale securities	101,668	0	101,668

Held-to-maturity securities	8,377,383	(63,084)	8,314,299

Advances	28,445,245	(4,729)	28,440,516

Mortgage loans held for portfolio, net of allowance	2,372,939	(74,230)	2,298,709

Accrued interest receivable	176,087	0	176,087

Derivative assets	66,623	0	66,623

Liabilities:
Deposits	1,118,406	1	1,118,405

Consolidated obligation discount notes	16,736,007	38	16,735,969

Consolidated obligation bonds	32,038,999	101,015	31,937,984

Mandatorily redeemable capital stock	46,232	0	46,232

Accrued interest payable	336,743	0	336,743

Derivative liabilities	203,579	0	203,579

Other Asset (Liability):
Standby letters of credit	(1,112)	0	(1,112)

Standby bond purchase agreements	(62)	1,177	1,115

The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2005, are summarized in the following table (in thousands):

		Net Unrealized	Estimated Fair
	Carrying Value	Gains (Losses)	Value

Assets:
Cash and due from banks	$148	$0	$148

Interest-bearing deposits	4,398,723	0	4,398,723

Overnight Federal funds sold	3,179,500	0	3,179,500

Term Federal funds sold	1,325,000	0	1,325,000

Trading securities	713,990	0	713,990

Available-for-sale securities	102,689	0	102,689

Held-to-maturity securities	7,440,009	(48,359)	7,391,650

Advances	27,086,568	(10,092)	27,076,476

Mortgage loans held for portfolio, net of allowance	2,422,507	(66,648)	2,355,859

Accrued interest receivable	151,222	0	151,222

Derivative assets	22,018	0	22,018

Liabilities:
Deposits	900,713	8	900,705

Consolidated obligation discount notes	13,434,760	0	13,434,760

Consolidated obligation bonds	29,888,619	73,547	29,815,072

Mandatorily redeemable capital stock	64,355	0	64,355

Accrued interest payable	251,208	0	251,208

Derivative liabilities	412,994	0	412,994

Other Asset (Liability):
Standby letters of credit	(1,104)	0	(1,104)

Standby bond purchase agreements	(56)	1,457	1,401
NOTE 17 – COMMITMENTS AND CONTINGENCIES
As described in Note 12, as provided by the Bank Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $902,205,923,000 and $893,052,199,000 as of December 31, 2006 and 2005, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka’s joint and several obligation is excluded from the initial recognition and measurement provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.
FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, Accounting for Contingencies. Based upon the creditworthiness of the other FHLBanks at December 31, 2006, FHLBank Topeka believes that a loss accrual is not necessary at this time.
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2006 and 2005, outstanding standby letters of credit totaled $2,125,187,000 and $1,865,163,000, respectively, and had original terms of seven days to seven years and four days to seven years, respectively, with a final expiration in 2011. Unearned fees for transactions prior to 2003, as well as the value of the guarantees related to standby letters of credit entered into after 2002, are recorded in other liabilities and amounted to $1,112,000 and $1,104,000 at December 31, 2006 and 2005, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.
Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $14,006,000 and $16,157,000 at December 31, 2006 and 2005, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” certain commitments entered into after June 30, 2003, are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(31,000) and $42,000 at December 31, 2006 and 2005, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Commitments for this product totaled $0 and $154,000 at December 31, 2006 and 2005, respectively. Their estimated fair values were negligible as of both dates.
The total FLA, which represents commitments that unconditionally obligate the FHLBank to absorb credit losses associated with PFI master commitments (mortgage loan pools), amounted to $11,822,000 and $11,304,000 at December 31, 2006 and 2005, respectively. Under the MPF Program, the first layer of credit loss is absorbed by the equity of the borrower in the real estate securing the loan. As is customary for conventional mortgage loans, primary mortgage insurance (PMI) is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the equity layer are absorbed by the FHLBank up to the FLA predefined limit for a pool of mortgage loans. If losses beyond this layer are incurred for the pool of mortgage loans, the losses are absorbed through the CE obligation for the pool of mortgage loans provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by a PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the FHLBank pays CE fees to the PFI. The size of each PFI’s CE obligation is generally calculated on pools of mortgage loans sold into the MPF Program by the PFI so that the likelihood of losses on the pool in excess of the second layer is the same as the likelihood of losses for an investor in an AA-rated MBS. As a result of the protection afforded by these procedures, and its credit loss experience through December 31, 2006, the FHLBank anticipates its total exposure to absorbing FLA losses related to the MPF Program as of December 31, 2006, will not exceed its allowance for credit losses, which was approximately $854,000 at December 31, 2006.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire after five years, no later than 2011, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $724,342,000 and $764,925,000 at December 31, 2006 and 2005, respectively. FHLBank was not required to purchase any bonds under these agreements during the years ended December 31, 2006 and 2005. The estimated fair values of standby bond purchase agreements as of December 31, 2006 and 2005, are reported in Note 16.
The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of December 31, 2006 and 2005, the FHLBank had delivered cash and securities with a book value of $67,430,000 and $91,700,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. Any held-to-maturity securities and trading securities delivered as collateral that can be sold or re-pledged are identified on the Statements of Condition. As of December 31, 2006 and 2005, cash that has been pledged in the amount of $67,430,000 and $91,700,000, respectively, is classified as interest-bearing deposits on the Statements of Condition.
As of December 31, 2006, the FHLBank committed to enter into the sale of consolidated obligation bonds at a par amount of $390,000,000 with January 2007 settlement dates.
Net rental costs under operating leases of approximately $97,000, $85,000 and $109,000 in 2006, 2005 and 2004, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in the following table (in thousands):

Year	Premises	Equipment	Total

2007	$53	$43	$96
2008	32	43	75
2009	0	43	43
2010	0	42	42
2011	0	5	5
Thereafter	0	0	0

TOTAL	$85	$176	$261

During 2002, the FHLBank entered into a 20-year direct financing lease with a member for a building complex and property. In conjunction with this lease transaction, the FHLBank acquired $50,000,000 in industrial revenue bonds (IRBs) from the City of Topeka, which are collateralized by the building complex and property. The IRBs are recorded in other assets. The FHLBank is leasing the building complex and property from the City of Topeka for a period of 10 years. The IRBs have a maturity of 10 years with interest, principal amounts and payment dates that correspond to the FHLBank’s lease with the City of Topeka. All rental payments flow from the FHLBank through a trustee, and FHLBank receives payments on the IRBs. The present value of the net minimum lease payments under this capital lease with the City of Topeka is recorded in other liabilities. The FHLBank is leasing the portion of the property and building occupied by the member back to the member under a 20-year direct financing lease. Either party has the option to terminate this lease after 15 years. The net investment in the direct financing lease with the member is recorded in other assets. The FHLBank’s $7,896,000 up-front payment for its portion of the building complex is recorded in premises, software and equipment. On October 31, 2005, the FHLBank amended its lease to occupy additional building space, thereby reducing the portion of the property previously leased back to the member and decreasing the member’s future lease payments. All other provisions of the original lease remain in effect. The net reduction in the lease receivable is recorded in premises, software and equipment.

The following table shows the future minimum lease receivable under the direct financing lease, as amended, with the member and future minimum lease payment obligation under the capital lease with the City of Topeka as of December 31, 2006 (in thousands):

Year	Lease Receivable	Lease Obligation

2007	$3,623	$6,581
2008	3,623	6,294
2009	3,623	6,006
2010	3,623	5,719
2011	3,623	5,431
Thereafter	38,045	5,144

Net minimum lease payments	56,160	35,175
Less amount representing interest	(21,338)	(5,175)

PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS	$34,822	$30,000

Unearned income on the direct financing lease is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease.
The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a Federal Reserve Bank and a third-party custodian acting as agent for the FHLBank. As of December 31, 2006, the total original par value of customer securities held by the FHLBank under this arrangement was $35,235,012,000.
The FHLBank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank’s financial condition or results of operations.
Other commitments and contingencies are discussed in Notes 1, 7, 8, 10, 12, 13, 14 and 15.
NOTE 18 – TRANSACTIONS WITH STOCKHOLDERS AND HOUSING ASSOCIATES
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
As provided by statute, the only voting rights conferred upon the FHLBank’s members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of the FHLBank’s board of directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2006 and 2005, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.
Transactions with members are entered into in the ordinary course of business. In instances where members also have officers or directors who are directors of the FHLBank, transactions with those members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other transactions with members. For financial reporting and disclosure purposes, the FHLBank defines related parties in accordance with SFAS 57 as FHLBank directors’ financial institutions and members with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock.

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of December 31, 2006 and 2005 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock in either 2006 or 2005 (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

2006
		Total		Total		Total
		Class A	Percent of	Class B	Percent of	Capital	Percent of
		Stock Par	Total Class	Stock Par	Total Class	Stock Par	Total Capital
Member Name	State	Value	A	Value	B	Value	Stock

MidFirst Bank	OK	$2,921	0.5%	$287,587	19.5%	$290,508	14.1%
U.S. Central Federal Credit Union	KS	1,000	0.2	302,700	20.5	303,700	14.8

TOTAL		$3,921	0.7%	$590,287	40.0%	$594,208	28.9%

2005
		Total		Total		Total
		Class A	Percent of	Class B	Percent of	Capital
		Stock Par	Total Class	Stock Par	Total Class	Stock Par	Percent of
Member Name	State	Value	A	Value	B	Value	Total Stock

MidFirst Bank	OK	$1,000	0.2%	$272,586	21.1%	$273,586	14.8%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2006 and 2005 are summarized in the following table (in thousands). Information is only listed for the year in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the years presented, the applicable column is left blank.

	2006		2005		2006		2005
	Outstanding	Percent of	Outstanding	Percent of	Outstanding	Percent of	Outstanding	Percent of
Member Name	Advances	Total	Advances	Total	Deposits	Total[1]	Deposits	Total[1]

MidFirst Bank	$5,696,400	20.0%	$5,331,600	19.7%	$2,804	0.3%	$4,383	0.5%
U.S. Central Federal Credit Union	4,000,000	14.1			40	0.0

TOTAL	$9,696,400	34.1%	$5,331,600	19.7%	$2,844	0.3%	$4,383	0.5%

[1]	Excludes cash pledged as collateral by derivative counterparties and classified as interest-bearing deposits – see Note 17.
Neither member originated mortgage loans for or sold mortgages into the MPF program during the year ended December 31, 2006. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the year ended December 31, 2005.
Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of December 31, 2006 and 2005 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands) in 2006 or 2005. Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

2006
		Total		Total		Total
		Class A	Percent of	Class B	Percent of	Capital	Percent of
		Stock Par	Total Class	Stock Par	Total Class	Stock Par	Total Capital
Member Name	State	Value	A	Value	B	Value	Stock

Centennial Bank of the West	CO	$4,362	0.8%	$2,186	0.2%	$6,548	0.3%
Farmers Bank & Trust, NA	KS	995	0.2	3,611	0.2	4,606	0.2
First National Bank	KS	1,686	0.3	1,110	0.1	2,796	0.1
Golden Belt Bank, FSA	KS	502	0.1	2,253	0.2	2,755	0.1
Morgan Federal Bank	CO	504	0.1	1,193	0.1	1,697	0.1
Citizens Bank & Trust Co.	OK	263	0.0	598	0.0	861	0.1
Saline State Bank	NE	197	0.0	625	0.0	822	0.1
Chickasha Bank & Trust Co.	OK	501	0.1	107	0.0	608	0.0
Lisco State Bank	NE	32	0.0	59	0.0	91	0.0

TOTAL		$9,042	1.6%	$11,742	0.8%	$20,784	1.0%

2005
		Total		Total		Total
		Class A	Percent of	Class B	Percent of	Capital
		Stock Par	Total Class	Stock Par	Total Class	Stock Par	Percent of
Member Name	State	Value	A	Value	B	Value	Total Stock

Centennial Bank of the West	CO	$1,777	0.3%	$2,861	0.2%	$4,638	0.3%
Farmers Bank & Trust, NA	KS	853	0.1	2,639	0.2	3,492	0.2
First National Bank	KS	1,521	0.3	1,139	0.1	2,660	0.2
Golden Belt Bank, FSA	KS	284	0.1	2,317	0.2	2,601	0.1
Morgan Federal Bank	CO	511	0.1	1,096	0.1	1,607	0.1
Saline State Bank	NE	186	0.0	592	0.1	778	0.0
Citizens Bank & Trust Co.	OK	259	0.0	472	0.0	731	0.0
Chickasha Bank & Trust Co.	OK	310	0.1	271	0.0	581	0.0
Lisco State Bank	NE	31	0.0	55	0.0	86	0.0

TOTAL		$5,732	1.0%	$11,442	0.9%	$17,174	0.9%

Advance and deposit balances with members that have an officer or director serving on the FHLBank’s board of directors as of December 31, 2006 and 2005 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. If there was no director from that institution for one of the years presented, the applicable column is left blank.

	2006		2005		2006		2005
	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent
Member Name	Advances	of Total	Advances	of Total	Deposits	of Total	Deposits	of Total

Centennial Bank of the West	$15,650	0.1%	$77,227	0.3%	$9	0.0%	$11	0.0%
Farmers Bank & Trust, NA	85,950	0.3	64,375	0.2	5	0.0	2	0.0
First National Bank	30,750	0.1	33,050	0.1	41	0.0	33	0.0
Golden Belt Bank, FSA	28,607	0.1	29,193	0.1	2,337	0.2	2,921	0.3
Morgan Federal Bank	17,829	0.1	14,648	0.1	620	0.1	414	0.1
Citizens Bank & Trust Co.	14,330	0.0	11,856	0.0	248	0.0	71	0.0
Saline State Bank	14,576	0.0	15,011	0.1	151	0.0	96	0.0
Chickasha Bank & Trust Co.	3,395	0.0	8,045	0.0	4,424	0.4	10,778	1.2
Lisco State Bank	1,037	0.0	1,201	0.0	18	0.0	26	0.0

TOTAL	$212,124	0.7%	$254,606	0.9%	$7,853	0.7%	$14,352	1.6%

The following table presents mortgage loans funded or acquired during the years ended December 31, 2006 and 2005 for members that had an officer or director serving on the FHLBank’s board of directors in 2006 or 2005 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. If there was no director from that institution for one of the years presented, the applicable column is left blank.

	2006		2005
	Total		Total
	Mortgage	Percent of	Mortgage	Percent of
Member Name	Loans	Total	Loans	Total

Centennial Bank of the West	$0	0.0%	$0	0.0%
Farmers Bank & Trust, NA	0	0.0	334	0.1
First National Bank	1,894	0.8	2,338	0.7
Golden Belt Bank, FSA	4,740	2.1	10,411	3.2
Morgan Federal Bank	0	0.0	2,202	0.7
Saline State Bank	0	0.0	0	0.0
Citizens Bank & Trust Co.	965	0.4	1,118	0.3
Chickasha Bank & Trust Co.	0	0.0	0	0.0
Lisco State Bank	0	0.0	0	0.0

TOTAL	$7,599	3.3%	$16,403	5.0%

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS
FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2006, 2005 and 2004 (in thousands). All transactions occurred at market prices.

Business Activity	2006	2005	2004

YTD average overnight interbank loan balances to other FHLBanks[1]	$1,055	$6,052	$2,577
YTD average overnight interbank loan balances from other FHLBanks[1]	1,796	4,290	9,386
YTD average deposit balance with FHLBank of Chicago for MPF transactions[2]	25	26	35
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	959	949	607
FHLBank Topeka’s participation in FHLBank of Chicago’s delivery commitments[4]	0	0	878,918
Par amount of consolidated obligations transferred from other FHLBanks[5]	0	75,000	200,000
Net premium (discount) on consolidated obligations transferred from other FHLBanks [5]	0	(265)	161
Purchases of consolidated obligations issued on behalf of other FHLBanks[6]	0	0	0
FHLBank system shared expenses[7]	591	560	260

[1]
Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

[2]	Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.

[3]	Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004 and are recorded in other expense.

[4]	These are loans acquired from one of FHLBank of Chicago’s members. See Note 10 for more information on Mortgage Loans Held for Portfolio.

[5]
The FHLBank may, from time to time, assume the outstanding primary liability of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. These transfers are completed at market prices.

[6]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 4. Interest income earned on these securities totaled $863,000, $863,000 and $955,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

[7]	These are fees paid by FHLBank of Chicago on behalf of the other FHLBanks (e.g., conference expenses, attorney expenses on joint issues) and are recorded in other operating expenses.