Form 10-K/A
period 2006-12-31
Federal Home Loan Bank of Topeka
filed 2007-04-06
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number 000-52004
FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	48-0561319 (I.R.S. Employer Identification No.)

One Security Benefit Pl. Suite 100 Topeka, KS (Address of principal executive offices)	66606 (Zip Code)
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
Documents incorporated by reference: None

EXPLANATORY NOTE
     The Federal Home Loan Bank of Topeka (the “FHLBank”) is filing this Amendment No. 1 (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on March 30, 2007 (the “Annual Report”), solely for the purpose of including as Exhibit 10.9 the Federal Home Loan Bank of Topeka Performance Pay Plan (the “Plan”), as amended March 15, 2007. The amended Plan was inadvertently not included as an exhibit to the original Form 10-K in lieu of the FHLBank’s incorporation of the original Plan by reference to its filing as Exhibit 10.3 to the FHLBank’s registration statement on Form 10, filed May 15, 2006. A detailed discussion regarding the specific amendments to the Plan is included on the FHLBank’s current report on Form 8-K, filed April 5, 2007.
     This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update any disclosure contained in the Annual Report affected by any subsequent events. Except as specifically provided in this Amendment, this Amendment continues to speak as of the date of the Annual Report and does not modify, amend or update any other items or disclosures in the Annual Report, all such items or disclosures are unchanged and are not reproduced in this Amendment No. 1.
Item 15: Exhibits, Financial Statement Schedules
a) The following documents are filed as a part of this report.
     1.     Exhibits.

Exhibit No.	Document

10.9*	Federal Home Loan Bank of Topeka Performance Pay Plan, as amended March 15, 2007.

24	Power of Attorney (included on the signature page)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka
Date: April 6, 2007	By:	/s/Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.
POWER OF ATTORNEY
     Each of the undersigned directors of the Federal Home Loan Bank of Topeka does hereby appoint Patrick C. Doran and David S. Fisher, signing singly, his or her true and lawful attorneys-in-fact and agents, to sign for and on behalf of the undersigned the annual report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ending December 31, 2006, to be filed with the Securities and Exchange Commission under the provisions of the Securities Exchange Act, as amended, and any and all amendments to said Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in fact and agents may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF the undersigned have caused this Power of Attorney to be signed as of this 22nd day of February 2007.

Signature	Title	Date

/s/Andrew J. Jetter Andrew J. Jetter	President and Chief Executive Officer (Principal Executive Officer)	April 6, 2007

/s/Mark E. Yardley Mark E. Yardley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 6, 2007

/s/Denise L. Cauthon Denise L. Cauthon	Vice President and Controller (Principal Accounting Officer)	April 6, 2007

/s/Ronald K. Wente* Ronald K. Wente	Chairman of the Board of Directors	April 6, 2007

/s/Lindel E. Pettigrew* Lindel E. Pettigrew	Vice Chairman of the Board of Directors	April 6, 2007

/s/Michael M. Berryhill* Michael M. Berryhill	Director	April 6, 2007

/s/Robert E. Caldwell, II* Robert E. Caldwell, II	Director	April 6, 2007

/s/James R. Hamby* James R. Hamby	Director	April 6, 2007

/s/Steven D. Hogan* Steven D. Hogan	Director	April 6, 2007

/s/Jane C. Knight* Jane C. Knight	Director	April 6, 2007

/s/Lawrence L. McCants* Lawrence L. McCants	Director	April 6, 2007

/s/Thomas H. Olson* Thomas H. Olson	Director	April 6, 2007

/s/Bruce A. Schriefer* Bruce A. Schriefer	Director	April 6, 2007

/s/Gordon C. Smith, Jr.* Gordon C. Smith, Jr.	Director	April 6, 2007
* Pursuant to Power of Attorney