Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Topeka
filed 2007-05-15
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
as of May 1, 2007
Class A Stock, par value $100	5,991,667
Class B Stock, par value $100	12,712,938

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
The FHLBank filed an annual report on Form 10-K (referred in this report as “annual report on Form 10-K”) under the Securities Exchange Act of 1934 (“Exchange Act”) on March 30, 2007. Portions of the annual report on Form 10-K are incorporated by reference in this report.
Special Cautionary Notice Regarding Forward-looking Statements
The information included or incorporated by reference in this quarterly report on Form 10-Q contains certain forward looking statements with respect to our financial condition, results of operations, plans, objectives, projections, estimates, predictions, future financial performance and ongoing business, including without limitation: statements that are not historical in nature, or statements preceded by, followed by or that include words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions. The FHLBank cautions that, by their nature, forward looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions and actual results may differ materially from those expressed, contemplated or implied by the forward looking statements or could affect the extent to which a certain plan, objective, projection, estimate or prediction is realized.
These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
•	Economic and market conditions;
•	Demand for FHLBank advances resulting from changes in FHLBank members’ deposit flows and/or credit demands;
•	The volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (MPF Program1);
•	Pricing of various mortgage finance products under the MPF Program by the MPF Provider since the FHLBank does not control pricing;
•	Volatility of market prices, rates and indices that could affect the value of investments or collateral held by the FHLBank as security for the obligations of FHLBank stockholders and counterparties to derivatives and similar instruments;
•	Political events, including legislative, regulatory, judicial, or other developments that affect the FHLBank, its stockholders, counterparties and/or investors in the consolidated obligations of the 12 FHLBanks;
•	Competitive forces including, without limitation, other sources of funding available to FHLBank members, other entities borrowing funds in the capital markets and the ability to attract and retain skilled individuals;
•	The pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks and operations of the FHLBank’s business effectively;
•	Changes in domestic and foreign investor demand for consolidated obligations of the 12 FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;
•	Timing and volume of market activity;
•	Ability to introduce new FHLBank products and services, and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
•	Risks related to the operations of the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;
•	Risk of loss arising from litigation filed against the FHLBank; and
•	Inflation/deflation.

[1]	“Mortgage Partnership Finance,” “MPF” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

For additional information regarding these and other risks, see Item 1A — “Risk Factors” in the annual report on Form 10-K, incorporated by reference herein.
Any forward-looking statements made or incorporated by reference in this quarterly report on Form 10-Q or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION — Unaudited
(In thousands, except par value)

	March 31,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$296	$375
Interest-bearing deposits	4,497,036	4,327,459
Overnight Federal funds sold	6,007,000	5,935,500
Term Federal funds sold	1,424,000	2,119,000
Trading securities (Note 2)	655,347	704,125
Available-for-sale securities[1] (Note 3)	101,975	101,668
Held-to-maturity securities[2] (Note 4)	7,653,034	8,377,383
Advances (Note 5)	26,715,893	28,445,245
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $855 and $854 (Note 8)	2,348,612	2,372,939
Accrued interest receivable	154,045	176,087
Premises, software and equipment, net	19,803	19,797
Derivative assets (Note 12)	101,949	66,623
Other assets	86,065	92,766

TOTAL ASSETS	$49,765,055	$52,738,967

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$88,405	$102,309
Overnight	1,175,600	1,005,500
Term	2,450	1,051
Other	34,000	1,400
Non-interest-bearing:
Demand	0	16
Other	7,229	8,130

Total deposits	1,307,684	1,118,406

Consolidated obligations, net (Note 9):
Discount notes	13,420,646	16,736,007
Bonds	32,406,120	32,038,999

Total consolidated obligations, net	45,826,766	48,775,006

Mandatorily redeemable capital stock (Note 10)	47,393	46,232
Accrued interest payable	328,825	336,743
Affordable Housing Program (Note 6)	37,993	36,023
Payable to Resolution Funding Corp. (REFCORP) (Note 7)	8,147	8,941
Derivative liabilities (Note 12)	146,692	203,579
Other liabilities	37,131	42,383

TOTAL LIABILITIES	47,740,631	50,567,313

Commitments and contingencies (Note 14)

Capital (Note 10):
Capital stock outstanding — putable:
Class A ($100 par value; 5,424 and 5,323 shares issued and outstanding)	542,386	532,321
Class B ($100 par value; 13,110 and 14,747 shares issued and outstanding)	1,310,967	1,474,671

Total capital stock	1,853,353	2,006,992

Retained earnings	177,277	171,755
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 3)	(3,576)	(4,437)
Net unrealized loss relating to hedging activities	(102)	(128)
Defined benefit pension plan — prior service cost	66	66
Defined benefit pension plan — net loss	(2,594)	(2,594)

TOTAL CAPITAL	2,024,424	2,171,654

TOTAL LIABILITIES AND CAPITAL	$49,765,055	$52,738,967

[1]	Amortized cost: $105,551 and $106,105 at March 31, 2007 and December 31, 2006.

[2]	Fair value: $7,612,753 and $8,314,299 at March 31, 2007 and December 31, 2006.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006

INTEREST INCOME:
Interest-bearing deposits	$56,888	$51,246
Overnight Federal funds sold	76,943	34,331
Term Federal funds sold	16,044	15,963
Trading securities	8,659	9,271
Available-for-sale securities	620	634
Held-to-maturity securities	107,728	91,641
Advances	355,676	310,819
Prepayment fees on terminated advances	397	1,003
Mortgage loans held for portfolio	30,361	30,595
Overnight loans to other Federal Home Loan Banks	9	15
Other	996	1,093

Total interest income	654,321	546,611

INTEREST EXPENSE:
Deposits	12,132	8,707
Consolidated obligations:
Discount notes	170,178	147,071
Bonds	416,608	337,347
Overnight loans from other Federal Home Loan Banks	44	0
Other	460	482
Mandatorily redeemable capital stock (Note 10)	650	621

Total interest expense	600,072	494,228

NET INTEREST INCOME	54,249	52,383
Provision for (reversal of) credit losses on mortgage loans	(43)	59

NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	54,292	52,324

OTHER INCOME:
Service fees	360	336
Net realized gain (loss) on sale of held-to-maturity securities	(962)	0
Net gain (loss) on trading securities (Note 2)	2,074	(11,905)
Net gain (loss) on derivatives and hedging activities	(3,211)	18,102
Other	960	(977)

Total other income (loss)	(779)	5,556

OTHER EXPENSES:
Compensation and benefits	5,082	4,460
Other operating	2,781	2,125
Finance Board	454	396
Office of Finance	518	435
Other	249	241

Total other expenses	9,084	7,657

INCOME BEFORE ASSESSMENTS	44,429	50,223

Affordable Housing Program (Note 6)	3,693	4,163
REFCORP (Note 7)	8,147	9,212

Total assessments	11,840	13,375

NET INCOME	$32,589	$36,848

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2006 AND 2007 — Unaudited
(In thousands)

						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE — DECEMBER 31, 2005	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock	2	230	910	90,997			91,227
Repurchase/redemption of capital stock			(79)	(7,922)			(7,922)
Comprehensive income:
Net income					36,848
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale (AFS) securities						(687)
Reclassification adjustment for gain (loss) on hedging activities included in net income						27
Total comprehensive income							36,188
Net transfer of shares to mandatorily redeemable capital stock	(468)	(46,845)	(625)	(62,448)			(109,293)
Net transfer of shares between Class A and Class B	302	30,240	(302)	(30,240)			0
Dividends on capital stock (Class A — 3.9%, Class B — 5.6%):
Cash payment					(92)		(92)
Stock issued			226	22,577	(22,577)		0

BALANCE — MARCH 31, 2006	4,813	$481,384	13,036	$1,303,546	$151,449	$(8,094)	$1,928,285

BALANCE — DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$171,755	$(7,093)	$2,171,654
Proceeds from sale of capital stock			3,626	362,648			362,648
Repurchase/redemption of capital stock			(102)	(10,174)			(10,174)
Comprehensive income:
Net income					32,589
Other comprehensive income:
Net unrealized gain (loss) on AFS securities						861
Reclassification adjustment for gain (loss) on hedging activities included in net income						26
Total comprehensive income							33,476
Net transfer of shares to mandatorily redeemable capital stock	(253)	(25,366)	(5,077)	(507,700)			(533,066)
Net transfer of shares between Class A and Class B	354	35,431	(354)	(35,431)			0
Dividends on capital stock (Class A — 4.5%, Class B — 6.5%):
Cash payment					(114)		(114)
Stock issued			270	26,953	(26,953)		0

BALANCE — MARCH 31, 2007	5,424	$542,386	13,110	$1,310,967	$177,277	$(6,206)	$2,024,424

[1]	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,589	$36,848

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(10,413)	2,130
Concessions on consolidated obligation bonds	1,617	907
Premiums and discounts on investments, net	5,193	(1,180)
Premiums, discounts and commitment fees on advances	(14,619)	(13,166)
Discounts on Housing and Community Development advances	(2)	(1)
Premiums, discounts and deferred loan costs on mortgage loans, net	348	295
Fair value adjustments on hedged assets or liabilities	15,688	13,905
Other comprehensive income	26	27
Premises, software and equipment	867	700
Provision for (reversal of) credit losses on mortgage loans	(43)	59
Non-cash interest on mandatorily redeemable capital stock	645	620
Net realized (gain) loss on retirement of debt	0	1,813
Net realized (gain) loss on sale of held-to-maturity securities	962	0
Other gains	(10)	(4)
(Increase) decrease in trading securities	48,778	12,797
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	683	(23,698)
(Increase) decrease in accrued interest receivable	22,042	245
(Increase) decrease in derivative asset — net accrued interest	(17,355)	(13,384)
(Increase) decrease in other assets	1,064	223
Increase (decrease) in accrued interest payable	(7,918)	22,573
(Increase) decrease in derivative liability — net accrued interest	(5,565)	(16,321)
Increase (decrease) in Affordable Housing Program liability	1,970	2,546
Increase (decrease) in REFCORP liability	(794)	(3,896)
Increase (decrease) in other liabilities	(252)	(598)

Total adjustments	42,912	(13,408)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	75,501	23,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(169,577)	(452,803)
Net (increase) decrease in overnight Federal funds sold	(71,500)	(147,500)
Net (increase) decrease in term Federal funds sold	695,000	(100,000)
Net (increase) decrease in short-term held-to-maturity securities	631,214	(206,053)
Proceeds from sale of long-term held-to-maturity securities	81,087	0
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	509,369	357,548
Purchases of long-term held-to-maturity securities	(497,923)	(268,762)
Principal collected on advances	129,827,478	98,919,602
Advances made	(128,074,091)	(99,324,436)
Principal collected on mortgage loans held for portfolio	65,405	64,306
Mortgage loans held for portfolio originated or purchased	(41,460)	(51,276)
Principal collected on other loans made	322	301
Purchases of premises, software and equipment	(873)	(931)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,954,451	(1,210,004)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) — Unaudited
(In thousands)

	For the Three Months Ended
	March 31,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$189,278	$257,046
Net proceeds from sale of consolidated obligation:
Discount notes	173,061,508	218,927,893
Bonds	6,122,456	2,606,584
Payments for maturing and retired consolidated obligation:
Discount notes	(176,364,633)	(219,292,093)
Bonds	(5,853,450)	(1,300,852)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from issuance of capital stock	362,648	91,227
Payments for repurchase/redemption of capital stock	(10,174)	(7,922)
Payments for repurchase of mandatorily redeemable capital stock	(532,550)	(90,026)
Cash dividends paid	(114)	(92)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(3,030,031)	1,186,765

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79)	201

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	375	148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$296	$349

Supplemental disclosures:
Interest paid	$640,790	$529,057

Affordable Housing Program payments	$1,776	$2,281

REFCORP payments	$8,941	$13,108

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
March 31, 2007
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
The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2006. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 30, 2007 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.
Adoption of SFAS 155: The FHLBank adopted Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140 (herein referred to as “SFAS 155”) on January 1, 2007. This statement resolved issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amended SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (hereafter referred to as “SFAS 133”) to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Adoption of DIG Issue B40: In January 2007, the Financial Accounting Standards Board (FASB) posted Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (herein referred to as “DIG Issue B40”). DIG Issue B40 provides a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain no embedded derivatives other than that which results solely from the embedded call options in the underlying financial asset and for which the right to accelerate settlement is not controlled by the investor. DIG Issue B40 is effective upon adoption of SFAS 155; therefore, the FHLBank adopted DIG Issue B40 on January 1, 2007. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Issuance of SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. Early adoption is permitted. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

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
Issuance of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1 “Amendment of FASB Interpretation No. 39” (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39 “Offsetting of Amounts Related to Certain Contracts — An interpretation of APB Opinion No. 10 and FASB Statement No. 105” (herein referred to as “FIN 39”), to replace the terms conditional contracts and exchange contracts with derivative instruments as defined in SFAS. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. FSP FIN 39-1 requires the FHLBank to consistently offset the derivative fair value and the collateral fair value. The FHLBank will be required to recognize the effects of applying FIN 39-1 through retrospective application to all financial statements presented unless it is impracticable to do so. The FHLBank, upon adoption of FSP FIN 39-1, will be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The FHLBank is currently assessing the impact that adoption of this statement will have on its financial condition, results of operations and cash flows.
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
NOTE 2 — TRADING SECURITIES
Major Security Types: Trading securities as of March 31, 2007 and December 31, 2006 are summarized in the following table (in thousands):

	Estimated Fair Values
	March 31,	December 31,
	2007	2006

FHLBank obligations[1]	$15,047	$15,052
Fannie Mae[2] obligations	131,847	181,611
Freddie Mac[2] obligations	505,252	503,406
Federal Farm Credit Bank[2] obligations	0	620

Subtotal	652,146	700,689

Ginnie Mae mortgage-backed securities[3]	3,201	3,436

TOTAL	$655,347	$704,125

[1]	See Note 16 for transactions with other FHLBanks.

[2]	Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
Redemption Terms: The estimated fair values of trading securities by contractual maturity as of March 31, 2007 and December 31, 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31,	December 31,
	2007	2006

Due in one year or less	$40,131	$90,890
Due after one year through five years	459,799	354,844
Due after five years through 10 years	152,216	254,955
Due after 10 years	0	0

Subtotal	652,146	700,689

Mortgage-backed securities	3,201	3,436

TOTAL	$655,347	$704,125

For securities held on March 31, 2007 and 2006, the net unrealized gain (loss) on trading securities during the three months ended March 31, 2007 and 2006 included a net gain (loss) of $2,134,000 and $(11,483,000), respectively.
NOTE 3 — AVAILABLE-FOR-SALE SECURITIES
Major Security Types: The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of March 31, 2007 and December 31, 2006 are as follows (in thousands). All securities as of March 31, 2007 and December 31, 2006 were U.S. Treasury Obligations.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values

As of March 31, 2007	$105,551	$0	$3,576	$101,975

As of December 31, 2006	$106,105	$0	$4,437	$101,668

The FHLBank concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities. Additionally, the FHLBank has the ability and the intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms: The amortized cost and estimated fair values of available-for-sale securities by contractual maturity as of March 31, 2007 and December 31, 2006 are shown in the following table (in thousands). None of these securities are callable or prepayable.

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values

Due in one year or less	$50,309	$49,387	$50,432	$49,143
Due after one year through five years	55,242	52,588	55,673	52,525
Due after five years through 10 years	0	0	0	0
Due after 10 years	0	0	0	0

TOTAL	$105,551	$101,975	$106,105	$101,668

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of March 31, 2007 and December 31, 2006, respectively, were fixed rate securities.
Gains and Losses: There were no sales of available-for-sale securities during the three months ended March 31, 2007 and 2006.

NOTE 4 — HELD-TO-MATURITY SECURITIES
Major Security Types: Held-to-maturity securities as of March 31, 2007 are summarized in the following table (in thousands) :

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values

State or local housing agency obligations	$217,875	$774	$1,091	$217,558
Commercial paper	1,138,339	0	0	1,138,339

Subtotal	1,356,214	774	1,091	1,355,897

Mortgage-backed securities:
Fannie Mae[1]	1,342,029	3,935	5,630	1,340,334
Freddie Mac[1]	1,506,015	3,962	8,952	1,501,025
Ginnie Mae[2]	50,503	656	0	51,159
Other[3]	3,398,273	4,293	38,228	3,364,338

Mortgage-backed securities	6,296,820	12,846	52,810	6,256,856

TOTAL	$7,653,034	$13,620	$53,901	$7,612,753

Held-to-maturity securities as of December 31, 2006 are summarized in the following table (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values

Fannie Mae[1] obligations	$100,008	$0	$8	$100,000
Freddie Mac[1] obligations	99,940	0	2	99,938
State or local housing agency obligations	238,873	1,444	4,211	236,106
Commercial paper	1,774,449	0	0	1,774,449

Subtotal	2,213,270	1,444	4,221	2,210,493

Mortgage-backed securities:
Fannie Mae[1]	1,145,425	2,269	7,942	1,139,752
Freddie Mac[1]	1,379,899	2,671	10,918	1,371,652
Ginnie Mae[2]	17,118	186	0	17,304
Other[3]	3,621,671	3,121	49,694	3,575,098

Mortgage-backed securities	6,164,113	8,247	68,554	6,103,806

TOTAL	$8,377,383	$9,691	$72,775	$8,314,299

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.

[2]	Ginnie Mae securities are guaranteed by the U.S. government.

[3]	Primarily consists of private-label mortgage-backed securities
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
The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $11,831,000 and $9,859,000 as of March 31, 2007 and December 31, 2006, respectively. Other investments included net discounts of $0 and $52,000 as of March 31, 2007 and December 31, 2006, respectively.
Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of March 31, 2007 and December 31, 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values

Due in one year or less	$1,138,339	$1,138,339	$1,974,397	$1,974,386
Due after one year through five years	10,000	10,511	10,000	10,539
Due after five years through 10 years	445	446	600	620
Due after 10 years	207,430	206,601	228,273	224,948

Subtotal	1,356,214	1,355,897	2,213,270	2,210,493

Mortgage-backed securities	6,296,820	6,256,856	6,164,113	6,103,806

TOTAL	$7,653,034	$7,612,753	$8,377,383	$8,314,299

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,251,499	$2,098,195
Variable rate	104,715	115,075

Subtotal	1,356,214	2,213,270

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	1,531	26,621
Variable rate	21,971	23,497
Collateralized mortgage obligations:
Fixed rate	3,512,179	3,645,173
Variable rate	2,761,139	2,468,822

Subtotal	6,296,820	6,164,113

TOTAL	$7,653,034	$8,377,383

Gains and Losses: Net losses were realized on the sale of securities during the three months ended March 31, 2007 and are included in other income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. There were no sales of securities during the three months ended March 31, 2006. Following are details of the 2007 sales (in thousands):

Three months ended
March 31, 2007
Total proceeds	$81,087

Gross gains	$378
Gross losses	(1,340)

NET LOSS	$(962)

NOTE 5 — ADVANCES
Redemption Terms: As of March 31, 2007 and December 31, 2006, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances, see Note 6) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in one year or less	$13,753,060	5.13%	$16,628,892	5.14%
Due after one year through two years	2,916,777	4.81	1,815,262	4.57
Due after two years through three years	2,298,703	5.19	2,539,993	4.87
Due after three years through four years	1,675,847	5.39	1,788,008	5.46
Due after four years through five years	976,802	4.83	1,147,407	4.97
Due after five years	5,091,445	4.76	4,546,448	4.68

Total par value	26,712,634	5.03%	28,466,010	5.02%

Discounts on HCD advances	(49)		(51)
Premiums on other advances	116		125
Discounts on other advances	(74,790)		(89,406)
SFAS 133 fair value adjustments	77,982		68,567

TOTAL	$26,715,893		$28,445,245

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2007 and December 31, 2006 include callable advances totaling $3,698,017,000 and $3,781,912,000, respectively. Of these callable advances, there were $3,690,666,000 and $3,779,516,000 of adjustable rate advances as of March 31, 2007 and December 31, 2006, respectively. The table below summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

	March 31,	December 31,
Year of Maturity or Next Call Date	2007	2006

Due in one year or less	$17,306,090	$18,956,544
Due after one year through two years	1,957,648	1,697,254
Due after two years through three years	2,139,283	2,358,273
Due after three years through four years	1,519,190	1,657,008
Due after four years through five years	948,425	1,039,820
Due after five years	2,841,998	2,757,111

TOTAL PAR VALUE	$26,712,634	$28,466,010

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to adjustable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of March 31, 2007 and December 31, 2006 included convertible advances totaling $4,119,766,000 and $3,996,241,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

	March 31,	December 31,
Year of Maturity or Next Conversion or Put Date	2007	2006

Due in one year or less	$16,919,450	$19,600,307
Due after one year through two years	3,314,477	2,324,512
Due after two years through three years	1,902,703	2,242,244
Due after three years through four years	1,162,857	1,207,667
Due after four years through five years	357,027	591,682
Due after five years	3,056,120	2,499,598

TOTAL PAR VALUE	$26,712,634	$28,466,010

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Par amount of advances:
Fixed rate	$21,597,590	$22,557,448
Adjustable rate	5,115,044	5,908,562

TOTAL	$26,712,634	$28,466,010

NOTE 6 — AFFORDABLE HOUSING PROGRAM
The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock under Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity“ (herein referred to as “SFAS 150”) and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Federal Housing Finance Board (Finance Board). The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 7.
The amount set aside for AHP is charged to income and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s regulatory income before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. There were no shortfalls for the three-month periods ended March 31, 2007 or 2006. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Board for a temporary suspension of its AHP contributions.
The following table details the change in the AHP liability for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006

Appropriated and reserved AHP funds as of the beginning of the period	$36,023	$30,567
AHP set aside based on current period income	3,693	4,163
Direct grants disbursed	(1,776)	(2,281)
Recaptured funds[1]	53	664

Appropriated and reserved AHP funds as of the end of the period	$37,993	$33,113

[1]	Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; or (2) unused grants. Recaptured funds are reallocated to future periods.
NOTE 7 — RESOLUTION FUNDING CORPORATION (REFCORP)
Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 6. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock under SFAS 150 and net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.
The following table details the change in the REFCORP liability for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006

REFCORP obligation as of the beginning of the period	$8,941	$12,962
REFCORP assessments	8,147	9,212
REFCORP payments	(8,941)	(13,108)

REFCORP obligation as of the end of the period	$8,147	$9,066

NOTE 8 — MORTGAGE LOANS HELD FOR PORTFOLIO
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
The following table presents information as of March 31, 2007 and December 31, 2006 on mortgage loans held for portfolio (in thousands):

	March 31,	December 31,
	2007	2006

Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$808,899	$829,718
Fixed rate, long-term, single-family mortgages	1,537,204	1,540,466

Total par value	2,346,103	2,370,184
Premiums	14,231	14,999
Discounts	(10,569)	(11,090)
Deferred loan costs, net	141	147
SFAS 133 fair value adjustments	(439)	(447)

Total before Allowance for Credit Losses on Mortgage Loans	2,349,467	2,373,793
Allowance for Credit Losses on Mortgage Loans	(855)	(854)

Mortgage Loans, net	$2,348,612	$2,372,939

[1]	Medium-term defined as a term of 15 years or less.
The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $607,000 and $635,000 for the three months ended March 31, 2007 and 2006, respectively.
The allowance for credit losses on mortgage loans for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	March 31,	March 31,
	2007	2006

Balance, beginning of period	$854	$756
Provision for (reversal of) credit losses on mortgage loans	(43)	59
Charge-offs	44	(31)

Balance, end of period	$855	$784

NOTE 9 — CONSOLIDATED OBLIGATIONS
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
Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in one year or less	$6,637,787	4.42%	$7,279,075	4.15%
Due after one year through two years	6,759,067	4.63	5,812,310	4.43
Due after two years through three years	3,108,906	4.67	2,919,046	4.58
Due after three years through four years	2,687,380	4.79	2,370,417	4.54
Due after four years through five years	2,417,470	4.57	2,489,170	4.66
Due after five years	11,077,379	5.01	11,546,082	4.97

Total par value	32,687,989	4.73%	32,416,100	4.60%

Premiums	8,388		9,065
Discounts	(15,115)		(15,937)
SFAS 133 fair value adjustments	(275,142)		(370,229)

TOTAL	$32,406,120		$32,038,999

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2007 and December 31, 2006 includes callable bonds totaling $23,257,254,000 and $22,523,565,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 2 and 4) and MPF mortgage loans (Note 8). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.
The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

	March 31,	December 31,
Year of Maturity or Next Call Date	2007	2006

Due in one year or less	$25,052,362	$25,721,843
Due after one year through two years	3,617,296	2,722,032
Due after two years through three years	1,344,806	1,229,700
Due after three years through four years	773,105	716,905
Due after four years through five years	324,120	530,820
Due after five years	1,576,300	1,494,800

TOTAL PAR VALUE	$32,687,989	$32,416,100

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Par value of consolidated obligation bonds:
Fixed rate	$20,669,685	$18,934,185
Step ups	7,569,430	8,264,430
Step downs	150,000	150,000
Range bonds	4,116,925	4,888,375
Zero coupon	181,949	179,110

TOTAL PAR VALUE	$32,687,989	$32,416,100

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rates

March 31, 2007	$13,420,646	$13,470,121	5.11%

December 31, 2006	$16,736,007	$16,769,707	5.07%

NOTE 10 — CAPITAL
The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Board’s capital structure regulation. The FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the Finance Board has not placed any such requirement on the FHLBank to date. In addition, the GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio and at least a 5.0 percent leverage capital ratio, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times divided by total assets.
The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$428,848	$1,488,856	$466,642	$1,647,068
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$1,990,602	$2,078,023	$2,109,559	$2,224,979
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,488,253	$2,822,451	$2,636,948	$3,048,513
Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS 150.
Mandatorily Redeemable Capital Stock: The FHLBank adopted SFAS 150 on January 1, 2004, which requires the reclassification of all capital stock subject to mandatory redemption to a liability. The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value.

The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three months ended March 31, 2007 and 2006 (in thousands).

	Three months ended
	March 31,	March 31,
	2007	2006

Balance at beginning of period	$46,232	$64,355
Capital stock subject to mandatory redemption reclassified from equity during the period	533,066	109,293
Repurchase of mandatorily redeemable capital stock during the period	(532,550)	(90,026)
Stock dividend classified as mandatorily redeemable capital stock during the period	645	620

Balance at end of period	$47,393	$84,242

NOTE 11 – EMPLOYEE RETIREMENT PLANS
The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.
Net periodic pension cost for the defined benefit portion of the FHLBank’s BEP was as follows for the three months ended March 31, 2007 and 2006 (in thousands).

	Three months ended
	March 31,	March 31,
	2007	2006

Service cost	$60	$24
Interest cost	75	72
Amortization of unrecognized prior service cost	(6)	(6)
Amortization of unrecognized net loss	54	89

Net periodic postretirement benefit cost	$183	$179

The FHLBank previously disclosed in its financial statements for the year ended December 31, 2006 that it expects to contribute $236,000 to the defined benefit portion of the FHLBank’s BEP in 2007. Management’s expectations have not changed.
NOTE 12 – DERIVATIVES AND HEDGING ACTIVITIES
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
Long haul hedge accounting method – For hedge transactions that don’t qualify for shortcut hedge accounting, the FHLBank completes effectiveness testing at inception and on a monthly basis thereafter. The FHLBank utilizes the rolling regression method and the dollar-offset method to assess effectiveness. These methods are further explained below.
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
Financial Statement Impact and Additional Financial Information: For the three months ended March 31, 2007 and 2006, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	March 31,	March 31,
	2007	2006

Gain (loss) related to fair value hedge ineffectiveness	$940	$2,043
Gain (loss) on economic hedges	(4,151)	16,059

Net gain (loss) on derivatives and hedging activities	$(3,211)	$18,102

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$32,224,306	$(195,176)	$31,789,398	$(268,418)
Economic	2,564,318	(1,776)	2,394,758	1,025

Interest rate caps/floors
Fair value	142,500	10	217,500	76
Economic	1,885,000	4,938	1,660,000	6,042

Mortgage delivery commitments
Economic	17,273	(9)	14,006	(31)

TOTAL	$36,833,397	$(192,013)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest		$(192,013)		$(261,306)
Accrued interest		147,270		124,350

NET DERIVATIVE FAIR VALUE		$(44,743)		$(136,956)

Net derivative asset balances		$101,949		$66,623
Net derivative liability balances		(146,692)		(203,579)

NET DERIVATIVE BALANCES		$(44,743)		$(136,956)

NOTE 13 – ESTIMATED FAIR VALUES
The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of March 31, 2007 and December 31, 2006. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 16 in the audited financial statements included in the FHLBank’s annual report on Form 10-K.
The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of March 31, 2007 are summarized in the following table (in thousands):

		Net Unrealized	Estimated Fair
	Carrying Value	Gains (Losses)	Value
Assets:
Cash and due from banks	$296	$0	$296

Interest-bearing deposits	4,497,036	0	4,497,036

Overnight Federal funds sold	6,007,000	0	6,007,000

Term Federal funds sold	1,424,000	0	1,424,000

Trading securities	655,347	0	655,347

Available-for-sale securities	101,975	0	101,975

Held-to-maturity securities	7,653,034	(40,281)	7,612,753

Advances	26,715,893	283	26,716,176

Mortgage loans held for portfolio, net of allowance	2,348,612	(61,355)	2,287,257

Accrued interest receivable	154,045	0	154,045

Derivative assets	101,949	0	101,949

Liabilities:
Deposits	1,307,684	0	1,307,684

Consolidated obligation discount notes	13,420,646	2,165	13,418,481

Consolidated obligation bonds	32,406,120	55,461	32,350,659

Mandatorily redeemable capital stock	47,393	0	47,393

Accrued interest payable	328,825	0	328,825

Derivative liabilities	146,692	0	146,692

Other Asset (Liability):
Standby letters of credit	(1,029)	0	(1,029)

Standby bond purchase agreements	(185)	1,528	1,343

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
NOTE 14 – COMMITMENTS AND CONTINGENCIES
As described in Note 9, as provided by the Bank Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $904,790,647,000 and $902,205,923,000 as of March 31, 2007 and December 31, 2006, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2007 and December 31, 2006, outstanding standby letters of credit totaled $2,206,841,000 and $2,125,187,000, respectively, and had original terms of seven days to seven years with a final expiration in 2011. Unearned fees, as well as the value of the guarantees related to standby letters of credit, are recorded in other liabilities and amounted to $1,029,000 and $1,112,000 at March 31, 2007 and December 31, 2006, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.
Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $17,407,000 and $14,006,000 at March 31, 2007 and December 31, 2006, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(9,000) and $(31,000) at March 31, 2007 and December 31, 2006, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Commitments for this product totaled $134,000 and $0 at March 31, 2007 and December 31, 2006, respectively.
The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2012, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $763,353,000 and $724,342,000 at March 31, 2007 and December 31, 2006, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three month periods ended March 31, 2007 and 2006.
The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of March 31, 2007 and December 31, 2006, the FHLBank had delivered cash and securities with a book value of $48,010,000 and $67,430,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. Any held-to-maturity securities and trading securities delivered as collateral that can be sold or re-pledged are identified on the Statements of Condition. As of March 31, 2007 and December 31, 2006, cash that has been pledged in the amount of $48,010,000 and $67,430,000, respectively, is classified as interest-bearing deposits on the Statements of Condition.
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
As provided by statute, the only voting rights conferred upon the FHLBank’s members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of the FHLBank’s board of directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this statutory limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At March 31, 2007 and December 31, 2006, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.
Transactions with members are entered into in the ordinary course of business. In instances where members also have officers or directors who are directors of the FHLBank, transactions with those members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other transactions with members. For financial reporting and disclosure purposes, the FHLBank defines related parties in accordance with SFAS No. 57, Related Party Disclosures (herein referred to as “SFAS 57”) as FHLBank directors’ financial institutions and members with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock.
Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of March 31, 2007 and December 31, 2006 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

March 31, 2007
		Total		Total
		Class A	Percent of	Class B	Percent of	Total	Percent of
		Stock Par	Total Class	Stock Par	Total Class	Capital Stock	Total Capital
Member Name	State	Value	A	Value	B	Par Value	Stock

MidFirst Bank	OK	$1,000	0.2%	$294,136	22.4%	$295,136	15.5%

December 31, 2006
		Total		Total
		Class A	Percent of	Class B	Percent of	Total	Percent of
		Stock Par	Total Class	Stock Par	Total Class	Capital Stock	Total Capital
Member Name	State	Value	A	Value	B	Par Value	Stock

MidFirst Bank	OK	$2,921	0.5%	$287,587	19.5%	$290,508	14.1%
U.S. Central Federal Credit Union	KS	1,000	0.2	302,700	20.5	303,700	14.8

TOTAL		$3,921	0.7%	$590,287	40.0%	$594,208	28.9%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2007 and December 31, 2006 are summarized in the following table (in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	March 31, 2007		December 31, 2006		March 31, 2007		December 31, 2006
	Outstanding	Percent of	Outstanding	Percent of	Outstanding	Percent of	Outstanding	Percent of
Member Name	Advances	Total	Advances	Total	Deposits	Total[1]	Deposits	Total[1]

MidFirst Bank	$5,522,400	20.7%	$5,696,400	20.0%	$298	0.0%	$2,804	0.3%
U.S. Central Federal Credit Union			4,000,000	14.1			40	0.0

TOTAL	$5,522,400	20.7%	$9,696,400	34.1%	$298	0.0%	$2,844	0.3%

[1]	Excludes cash pledged as collateral by derivative counterparties and classified as interest-bearing deposits.
Neither member originated mortgage loans for or sold mortgages into the MPF program during the three months ended March 31, 2006. Additionally, MidFirst did not originate any mortgage loans for or sell mortgages into the MPF program during the three months ended March 31, 2007.
Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of March 31, 2007 and December 31, 2006 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

March 31, 2007
		Total				Total
		Class A	Percent of	Total	Percent of	Capital
		Stock Par	Total Class	Class B Stock	Total Class	Stock Par	Percent of
Member Name	State	Value	A	Par Value	B	Value	Total Stock

Centennial Bank of the West	CO	$6,306	1.1%	$316	0.0%	$6,622	0.4%
Vision Bank, NA	OK	3,049	0.5	428	0.0	3.477	0.2
Liberty Federal Savings Bank	OK	687	0.1	2,424	0.2	3,111	0.2
First National Bank	KS	1,600	0.3	1,232	0.1	2,832	0.1
Golden Belt Bank, FSA	KS	551	0.1	2,245	0.2	2,796	0.1
Morgan Federal Bank	CO	514	0.1	1,208	0.1	1,722	0.1
Chickasha Bank & Trust Co.	OK	509	0.1	107	0.0	616	0.0
Bankers Bank of Kansas, NA	KS	202	0.0	9	0.0	211	0.0
Lisco State Bank	NE	32	0.0	60	0.0	92	0.0

TOTAL		$13,450	2.3%	$8,029	0.6%	$21,479	1.1%

December 31, 2006
		Total				Total
		Class A	Percent of	Total	Percent of	Capital
		Stock Par	Total Class	Class B Stock	Total Class	Stock Par	Percent of
Member Name	State	Value	A	Par Value	B	Value	Total Stock

Centennial Bank of the West	CO	$4,362	0.8%	$2,186	0.2%	$6,548	0.3%
Farmers Bank & Trust, NA	KS	995	0.2	3,611	0.2	4,606	0.2
First National Bank	KS	1,686	0.3	1,110	0.1	2,796	0.1
Golden Belt Bank, FSA	KS	502	0.1	2,253	0.2	2,755	0.1
Morgan Federal Bank	CO	504	0.1	1,193	0.1	1,697	0.1
Citizens Bank & Trust Co.	OK	263	0.0	598	0.0	861	0.1
Saline State Bank	NE	197	0.0	625	0.0	822	0.1
Chickasha Bank & Trust Co.	OK	501	0.1	107	0.0	608	0.0
Lisco State Bank	NE	32	0.0	59	0.0	91	0.0

TOTAL		$9,042	1.6%	$11,742	0.8%	$20,784	1.0%

Advance and deposit balances with members that have an officer or director serving on the FHLBank’s board of directors as of March 31, 2007 and December 31, 2006 are summarized in the following table (in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. If there was no director from that institution for one of the periods presented, the applicable column is left blank.

	March 31, 2007		December 31, 2006		March 31, 2007		December 31, 2006
	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent	Outstanding	Percent
Member Name	Advances	of Total	Advances	of Total	Deposits	of Total	Deposits	of Total

Centennial Bank of the West	$7,645	0.0%	$15,650	0.1%	$5,810	0.5%	$9	0.0%
Vision Bank, NA	21,673	0.1			34	0.0
Liberty Federal Savings Bank	51,075	0.2			722	0.1
First National Bank	33,162	0.1	30,750	0.1	51	0.0	41	0.0
Golden Belt Bank, FSA	29,363	0.1	28,607	0.1	3,719	0.3	2,337	0.2
Morgan Federal Bank	20,452	0.1	17,829	0.1	589	0.0	620	0.1
Chickasha Bank & Trust Co.	3,308	0.0	3,395	0.0	8,623	0.7	4,424	0.4
Bankers Bank of Kansas, NA	0	0.0			8	0.0
Lisco State Bank	1,020	0.0	1,037	0.0	116	0.0	18	0.0
Farmers Bank & Trust, NA			85,950	0.3			5	0.0
Citizens Bank & Trust Co.			14,330	0.0			248	0.0
Saline State Bank			14,576	0.0			151	0.0

TOTAL	$167,698	0.6%	$212,124	0.7%	$19,672	1.6%	$7,853	0.7%

The following table presents mortgage loans funded or acquired during the three months ended March 31, 2007 and 2006 for members that had an officer or director serving on the FHLBank’s board of directors at March 31, 2007 and March 31, 2006 (in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. If there was no director from that institution for one of the periods presented, the applicable column is left blank.

	Three months ended		Three months ended
	March 31, 2007		March 31, 2006
	Total		Total
	Mortgage	Percent of	Mortgage	Percent of
Member Name	Loans	Total	Loans	Total

Centennial Bank of the West	$0	0.0%	$0	0.0%
Vision Bank, NA	0	0.0
Liberty Federal Savings Bank	0	0.0
First National Bank	366	0.9	730	1.4
Golden Belt Bank, FSA	250	0.6	1,586	3.1
Morgan Federal Bank	0	0.0	0	0.0
Chickasha Bank & Trust Co.	0	0.0	0	0.0
Bankers Bank of Kansas, NA	0	0.0
Lisco State Bank	0	0.0	0	0.0
Farmers Bank & Trust, NA			0	0.0
Citizens Bank & Trust Co.			192	0.4
Saline State Bank			0	0.0

TOTAL	$616	1.5%	$2,508	4.9%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS
FHLBank Topeka had the following business transactions with other FHLBanks during the three months ended March 31, 2007 and 2006 (in thousands). All transactions occurred at market prices.

	Three months ended March 31,
Business Activity	2007	2006

YTD average overnight interbank loan balances to other FHLBanks[1]	$667	$1,333
YTD average overnight interbank loan balances from other FHLBanks[1]	3,333	0
YTD average deposit balance with FHLBank of Chicago for MPF transactions[2]	26	25
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	239	238
FHLBank system shared expenses[4]	127	19

[1]	Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

[2]	Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.

[3]	Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004 and are recorded in other expense.

[4]	These are fees paid by FHLBank of Chicago on behalf of the other FHLBanks (e.g., conference expenses, attorney expenses on joint issues) and are recorded in other operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of March 31, 2007 and December 31, 2006, and results of operations for the three-month periods ended March 31, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2006.
Table 1 summarizes selected financial data for the periods indicated.
Table 1
Selected Financial Data (dollar amounts in thousands):

	03/31/2007	12/31/2006	09/30/2006	06/30/2006	03/31/2006

Statement of Condition (at period end)
Total assets	$49,765,055	$52,738,967	$49,863,846	$47,740,596	$48,070,888
Investments[1]	20,338,392	21,565,135	20,291,024	17,041,004	17,970,178
Advances	26,715,893	28,445,245	26,884,116	27,984,188	27,396,914
Mortgage loans held for portfolio, net	2,348,612	2,372,939	2,387,378	2,406,021	2,408,635
Deposits	1,307,684	1,118,406	731,156	864,233	1,157,759
Consolidated obligations, net[2]	45,826,766	48,775,006	46,390,017	43,886,604	44,076,735
Mandatorily redeemable capital stock	47,393	46,232	50,928	61,266	84,242
Capital	2,024,424	2,171,654	2,047,018	1,999,143	1,928,285
Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	54,249	54,995	53,672	53,597	52,383
Provision for (reversal of) credit losses on mortgage loans	(43)	167	104	28	59
Other income (loss)	(779)	2,711	(3,190)	(707)	5,556
Other expenses	9,084	8,790	8,774	7,990	7,657
Income before assessments	44,429	48,749	41,604	44,872	50,223
Assessments	11,840	12,985	11,097	11,963	13,375
Net income	32,589	35,764	30,507	32,909	36,848
Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash[3]	114	89	91	82	92
Dividends paid in stock[3]	26,953	27,942	26,113	24,557	22,577
Class A Stock dividend rate	4.45%	4.45%	4.45%	4.25%	3.85%
Class B Stock dividend rate	6.50%	6.50%	6.25%	6.05%	5.60%
Weighted average dividend rate[4]	6.03%	6.04%	5.87%	5.66%	5.22%
Dividend payout ratio	83.06%	78.38%	85.90%	74.87%	61.52%
Return on average equity	6.46%	6.87%	6.13%	6.80%	7.66%
Return on average assets	0.27%	0.28%	0.25%	0.28%	0.31%
Average equity to average assets	4.11%	4.14%	4.11%	4.06%	4.08%
Net interest margin[5]	0.44%	0.44%	0.45%	0.45%	0.45%
Total capital ratio at period end[6]	4.07%	4.12%	4.11%	4.19%	4.01%
Ratio of earnings to fixed charges[7]	1.07	1.08	1.07	1.08	1.10

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]	Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 9 to the quarterly financial statements for a description of the total consolidated obligations of all FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board, which govern the issuance of debt for all FHLBanks in the FHLBank System.

[3]	Dividends classified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as dividends under GAAP were $650,000, $633,000, $624,000, $716,000 and $621,000 for the quarters ended March 31, 2007, December 31, 2006, September 30, 2006, June 30, 2006 and March 31, 2006, respectively.

[4]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.

[5]	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.

[6]	Total capital ratio is GAAP capital stock, which excludes mandatorily redeemable capital stock in accordance with SFAS 150, plus retained earnings and accumulated other comprehensive income as a percentage of total assets at period end.

[7]	The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.
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
The FHLBank serves eligible financial institutions in Nebraska, Kansas, Oklahoma and Colorado (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite fluctuations in total assets, liabilities and capital in recent quarters, the FHLBank has been able to: (1) achieve its housing mission by meeting member credit needs, and (2) pay market-rate dividends.
Total assets declined during the first three months of 2007, decreasing by 5.6 percent to $49.8 billion at March 31, 2007 from $52.7 billion at December 31, 2006. The overall decrease was primarily due to a $1.7 billion decrease in advances and a $1.2 billion decrease in investments, of which $0.6 billion was Federal funds sold. Discount notes, which are typically used to fund short-term advances and Federal funds sold, decreased by $3.3 billion while longer term consolidated obligations increased by $0.4 billion. The decline in advances was primarily attributable to one large member’s realignment of its liability structure by reducing advances.
The FHLBank’s net income for the three months ended March 31, 2007 was $32.6 million compared to $36.8 million for the three months ended March 31, 2006. The decrease was primarily attributable to the following:
•	$1.9 million increase in net interest income (increase income);

•	$1.0 million net realized loss on sale of held-to-maturity securities (decrease income);

•	$14.0 million increase in net income related to net gain (loss) on trading securities (increase income);

•	$21.3 million decrease in net income related to net gain (loss) on derivatives and hedging activities (decrease income);

•	$1.9 million increase in other income (increase income);

•	$1.4 million increase in other expenses (decrease income); and

•	$1.5 million decrease in assessments (increase income).
The FHLBank’s net income for the first quarter of 2007 compared to the first quarter of 2006 was negatively affected by the net gain (loss) on derivative and hedging activities, which went from an $18.1 million gain during the first quarter of 2006 to a $3.2 million loss during the first quarter of 2007. This was partially offset by the net gain (loss) on trading securities, which went from an $11.9 million loss during the first quarter of 2006 to a $2.1 million gain during the first quarter of 2007. Financial performance was also negatively affected by the tightening of spreads between the return on the FHLBank’s investments and its cost of funds. However, a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), earns the equivalent of a short-term money market rate and hence the return on this part of equity has increased with the rise in short-term interest rates. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3 for additional discussion on the FHLBank’s DOE. The FHLBank’s net interest margin remained fairly constant from 0.45 percent for the three months ended March 31, 2006 to 0.44 percent for the three months ended March 31, 2007. The FHLBank’s return on equity (ROE) also decreased, to 6.46 percent for the first quarter of 2007 compared to 7.66 percent for the same period of 2006. This was primarily due to a decrease in net income related to the net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities mentioned previously.
Dividends paid for the first quarter of 2007 were 4.45 percent and 6.50 percent for Class A Common Stock and Class B Common Stock, respectively. This was an increase over dividends paid for the first quarter of 2006 of 3.85 percent and 5.60 percent for Class A Common Stock and Class B Common Stock, respectively. The increase in dividend rates corresponds with the increase in the average short-term interest rates for the periods. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.
Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the first quarter of 2007 over the first quarter of 2006 is primarily attributable to the increase in short-term interest rates (e.g., average three-month LIBOR increased from 4.77 percent during the first quarter of 2006 to 5.36 percent during the first quarter of 2007 as indicated in Table 2) and the overall increase in the average balance of total assets. See Table 4 and Table 5 for further information regarding average balances and yields and changes in interest income.
Table 2 presents selected market interest rates as of the dates shown or the averages for the quarterly period ending on the dates shown.
Table 2

Market Instrument	March 31, 2007	March 31, 2006

Rates as of dates shown:
Federal Open Market Committee (FOMC) target rate for overnight Federal funds	5.25%	4.75%
3-month Treasury bill	5.00	4.61
3-month LIBOR	5.35	5.00
2-year U.S. Treasury note	4.58	4.82
5-year U.S. Treasury note	4.54	4.81
10-year U.S. Treasury note	4.65	4.85
Averages rates for the quarterly period ending on dates shown:
FOMC target rate for overnight Federal funds	5.25	4.44
3-month LIBOR	5.36	4.77
10-year U.S. Treasury note	4.68	4.57
Net income is subject to volatility not only from changes in interest rates but also from gains (losses) on trading securities and derivatives. See “Results of Operations – Net Gain (Loss) on Derivative and Hedging Activities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the first quarter of 2007 compared to the first quarter of 2006 (in thousands):
Table 3

	Increase (Decrease) in
	Earnings Components
	For the Three Months Ended
	March 31, 2007 vs. 2006
	Dollar	Percent
	Change	Change

Total interest income	$107,710	19.7%
Total interest expense	105,844	21.4

Net interest income before provision for credit losses on mortgage loans	1,866	3.6
Provision for (reversal of) credit losses on mortgage loans	(102)	(172.9)

Net interest income after provision for credit losses on mortgage loans	1,968	3.8

Net gain (loss) on trading securities	13,979	117.4
Net gain (loss) on derivatives and hedging activities	(21,313)	(117.7)
Other non-interest income	999	155.9

Total non-interest income	(6,335)	(114.0)

Operating expenses	1,278	19.4
Other non-interest expense	149	13.9

Total other expense	1,427	18.6

AHP assessments	(470)	(11.3)
REFCORP assessments	(1,065)	(11.6)

Total assessments	(1,535)	(11.5)

Net income	$(4,259)	(11.6)%

Net Interest Income – Net interest income increased 3.6 percent from $52.4 million in the first quarter of 2006 to $54.2 million in the first quarter of 2007, while the FHLBank’s net interest margin decreased from 0.45 percent for first quarter of 2006 to 0.44 percent for the first quarter of 2007. The increase in net interest income is mostly the result of increased interest rates on invested capital from the first quarter of 2006 to the first quarter of 2007. Interest income on interest-earning assets increased primarily because of increasing interest rates but also because of an increase in the volume of interest-earning assets as reflected in Table 5. Similar interest rate and volume effects occurred in interest-bearing liabilities. There were similar changes in rates and volumes for both interest-earning assets and interest-bearing liabilities, but the net interest spread reflected in Table 4 declined from 0.21 percent for the first quarter of 2006 to 0.20 percent for the first quarter of 2007 as the FHLBank experienced a slight tightening between its returns on mortgage-related assets (e.g., mortgage loans and mortgage-backed securities (MBS)/collateralized mortgage obligations (CMOs)) and its cost of funds.
As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s DOE is relatively short. The short DOE is the result of the short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. As short-term interest rates rose from 2006 to 2007, so did the FHLBank’s net interest income attributable to invested capital.

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended March 31, 2007 and 2006 (in thousands):
Table 4

	For the Three Months Ended
		March 31, 2007			March 31, 2006

		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$4,289,236	$56,888	5.38%	$4,563,001	$51,246	4.55%
Federal funds sold	7,064,571	92,987	5.34	4,497,664	50,294	4.54
Investments[6]	8,823,833	117,007	5.38	8,213,353	101,546	5.01
Advances[1,7]	26,933,494	356,073	5.36	27,762,022	311,822	4.56
Mortgage loans held for portfolio[1,4,5]	2,361,198	30,361	5.21	2,414,541	30,595	5.14
Other interest-earning assets	63,553	1,005	6.41	70,470	1,108	6.38

Total earning assets	49,535,885	654,321	5.36	47,521,051	546,611	4.66
Other non-interest-earning assets	275,411			210,621

Total assets	$49,811,296			$47,731,672

Interest-bearing liabilities:
Deposits	$955,708	$12,132	5.15%	$820,604	$8,707	4.30%
Consolidated obligations:[1]
Discount Notes	13,159,324	170,178	5.24	13,530,360	147,071	4.41
Bonds	32,924,949	416,608	5.13	30,568,465	337,347	4.48
Other borrowings	88,211	1,154	5.31	99,030	1,103	4.52

Total interest-bearing liabilities	47,128,192	600,072	5.16	45,018,459	494,228	4.45
Capital and other non-interest-bearing funds	2,683,104			2,713,213

Total funding	$49,811,296			$47,731,672

Net interest income and net interest spread[2]		$54,249	0.20%		$52,383	0.21%

Net interest margin[3]			0.44%			0.45%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $607,000 and $635,000 for the quarters ended March 31, 2007 and 2006, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the first quarters of 2007 and 2006 (in thousands):
Table 5

	For the Three Months Ended
	March 31, 2007 vs. 2006
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total

Interest Income:
Interest-bearing deposits	$(3,075)	$8,717	$5,642
Federal funds sold	28,705	13,988	42,693
Investments	7,548	7,913	15,461
Advances	(9,306)	53,557	44,251
Mortgage loans held for portfolio	(676)	442	(234)
Other assets	(109)	6	(103)

Total earning assets	23,087	84,623	107,710

Interest Expense:
Deposits	1,434	1,991	3,425
Consolidated obligations:
Discount notes	(4,033)	27,140	23,107
Bonds	26,005	53,256	79,261
Other borrowings	(121)	172	51

Total interest-bearing liabilities	23,285	82,559	105,844

Change in net interest income	$(198)	$2,064	$1,866

[1]	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
Management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 6 presents the non-GAAP impact of derivatives on gross interest income and gross interest expense, as if the FHLBank had not utilized derivatives during the three-month periods ended March 31, 2007 and 2006 (in thousands):
Table 6

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Total interest income	$654,321	$546,611
Impact of derivatives on interest income	(4,220)	7,034

Non-GAAP interest income excluding the impact of derivatives	650,101	553,645

Total interest expense	600,072	494,228
Impact of derivatives on interest expense	(28,965)	(17,881)

Non-GAAP interest expense excluding the impact of derivatives	571,107	476,347

Non-GAAP net interest income excluding the impact of derivatives	$78,994	$77,298

Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments

(hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of ($3.2) million and $18.1 million for the quarters ended March 31, 2007 and 2006, respectively.
Net Gain (Loss) on Trading Securities – Historically, all of our trading securities have been related to economic hedges. Therefore, all of the gains/losses relating to trading securities are included in Table 7 and Table 8. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. There are a number of factors that can affect the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio, for the most part, are longer dated fixed rate bonds and are more affected by changes in long-term interest rates (e.g., 5-year and 10-year rates) than by changes in short-term interest rates. In general, as interest rates rise, the value of this portfolio will decrease, causing an unrealized loss to be recorded. Conversely, as interest rates decrease, the value of this portfolio will increase, causing an unrealized gain to be recorded. For the quarter ended March 31, 2007, the FHLBank recorded a net gain of $2.1 million on trading securities (interest rates generally decreased during the period) compared to a net loss of $11.9 million for the quarter ended March 31, 2006 (interest rates generally increased during the period).
Table 7 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2007 (in thousands):
Table 7

				Consolidated
				Obligation	Consolidated
			Mortgage	Discount	Obligation	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(14,403)	$(1)	$7	$0	$(1,291)	$0	$(15,688)

Net gain (loss) on derivative and hedging activities:
Fair value hedges	18	0	0	0	922	0	940
Economic hedges – unrealized gain (loss) due to fair value changes	0	(4,191)	23	(186)	(130)	(34)	(4,518)
Economic hedges – net interest received (paid)	0	335	0	(93)	88	37	367

Subtotal	18	(3,856)	23	(279)	880	3	(3,211)

Net gain (loss) on trading securities	0	2,074	0	0	0	0	2,074

TOTAL	$(14,385)	$(1,783)	$30	$(279)	$(411)	$3	$(16,825)

Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2006 (in thousands):
Table 8

				Consolidated
			Mortgage	Obligation	Intermediary
	Advances	Investments	Loans	Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(12,957)	$(1)	$54	$(1,028)	$0	$(13,932)

Net gain (loss) on derivative and hedging activities:
Fair value hedges	(478)	0	0	2,521	0	2,043
Economic hedges - unrealized gain (loss) due to fair value changes	0	13,595	(160)	3,707	(58)	17,084
Economic hedges - net interest received (paid)	0	(1,232)	0	146	61	(1,025)

Subtotal	(478)	12,363	(160)	6,374	3	18,102

Net gain (loss) on trading securities	0	(11,905)	0	0	0	(11,905)

TOTAL	$(13,435)	$457	$(106)	$5,346	$3	$(7,735)

Other Non-Interest Income – Included in other non-interest income are realized gains/losses from the sale of held-to-maturity securities. In the first quarter of 2007, several held-to-maturity securities were sold. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. The FHLBank realized a net loss of $1.0 million for the three months ended March 31, 2007. There were no sales of securities during the three months ended March 31, 2006.
Controllable Operating Expenses - Controllable operating expenses include compensation and benefits and other operating expenses. These expenses, as shown in Table 9, increased from $6.6 million for the first quarter of 2006 to $7.9 million for the first quarter of 2007. A significant portion of the FHLBank’s operating expenses consists of compensation and benefits expense. Amounts paid for compensation and benefits increased as a result of increases in the number of FHLBank staff (employees added include those related to the Securities and Exchange Commission (SEC) registration, Sarbanes-Oxley Section 404 preparation and technology/programming needs) and increasing benefit costs (primarily the defined benefit retirement plan and health care costs). We expect an increase in the number of employees and a corresponding increase in compensation and benefit expenses for the remainder of 2007 and possibly beyond. The FHLBank’s occupancy costs increased as a result of its facilities expansion that was completed in mid-2006. The FHLBank expects that its occupancy costs will remain relatively stable during the remainder of 2007. The increase in other operating expenses when comparing the first quarter of 2006 to the first quarter of 2007 are related to the following: (1) increases in legal and professional fees (SEC-related reporting and preparations for compliance with the Sarbanes-Oxley Act of 2002, plus consultants for technology/programming needs); (2) costs related to the scheduled replacement of personal computers and other technology items costing less than $5,000; (3) depreciation on new equipment; and (4) increased amortization of software costs (both purchased and internally developed). Table 9 presents operating expenses for the three-month periods ended March 31, 2007 and 2006 (in thousands):

Table 9

	For the Three Months Ended
	March 31,	March 31,	Percent
	2007	2006	Change

Compensation and employee benefits	$5,082	$4,460	13.9%
Occupancy cost	361	322	12.1
Other operating expense	2,420	1,803	34.2

Total controllable operating expenses	$7,863	$6,585	19.4%

Non-controllable operating expenses include Finance Board and Office of Finance assessments, which are allocated annually by these entities to all 12 FHLBanks. FHLBank Topeka’s portion of these expenses was $1.0 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively.
Assessments: REFCorp and AHP Expenses – REFCorp and AHP expenses are based on a percentage of net income and fluctuate accordingly. As explained in Note 7 of the Notes to Financial Statements under Item 1, each of the 12 FHLBanks is required to pay a portion of its earnings to REFCorp. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members, which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. The required annual AHP funding is charged to earnings and an offsetting liability is established.
Return on Equity – Return on equity was 6.46 percent (annualized) in the first quarter of 2007, a decrease of 120 basis points from the first quarter of 2006. This decrease reflects the 11.6 percent decline in net income, from $36.8 million in the first quarter of 2006 to $32.6 million in the first quarter of 2007. As discussed previously in “Results of Operations — Net Interest Income” in this Item 2 and reflected in Table 3, the primary contributor to the decrease in ROE was the decrease in net income related to net gain (loss) on derivatives and hedging activities.
Financial Condition
Overall – At March 31, 2007, the FHLBank’s assets totaled $49.8 billion, down 5.6 percent from $52.7 billion at December 31, 2006. This decrease is primarily attributable to a $0.7 billion decrease in term Federal funds, a decrease of $0.7 billion in held-to-maturity securities and a $1.7 billion decrease in advances. The decline in the FHLBank’s total assets during the first quarter of 2007 was approximately matched by a decline in consolidated obligations, which decreased from $48.8 billion at December 31, 2006 to $45.8 billion at March 31, 2007.
Total capital decreased from $2.2 billion at December 31, 2006 to $2.0 billion at March 31, 2007, with most of the decrease in capital coming from the FHLBank’s repurchase of excess Class B Common Stock related to redemption requests submitted by one of the FHLBank’s largest borrowers — U.S. Central Federal Credit Union — because of its reduction in advances outstanding during the quarter. During 2006 and the first quarter of 2007, the FHLBank did not carry out any mandatory repurchases of member capital stock; however, the FHLBank did complete periodic exchanges of excess Class B Common Stock for Class A Common Stock under the provisions of its capital plan. The FHLBank intends to continue to perform these periodic exchanges throughout 2007 and beyond. The FHLBank anticipates that any growth or decrease in capital stock should closely parallel advance growth or declines in future periods.
SFAS 133 Impact on Balances – In accordance with SFAS 133, all derivatives are marked to estimated fair value, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net estimated fair value gain or as a liability when there is a net estimated fair value loss. Assets or liabilities in hedging relationships with derivatives designated and qualifying as fair value hedges under SFAS 133 are adjusted for changes in the fair value of the hedged asset or liability that are attributable to the hedged risk resulting in fair value adjustments on the FHLBank’s statement of condition. Table 10 presents SFAS 133 fair value adjustment information for advances, mortgage loans and consolidated obligations as of March 31, 2007 and December 31, 2006 (in thousands):

Table 10

	March 31,	December 31,
	2007	2006

Advances at pre-SFAS 133 value	$26,637,911	$28,376,678
SFAS 133 basis adjustments	77,982	68,567

Advances at carrying value	$26,715,893	$28,445,245

Mortgage loans held for portfolio at pre-SFAS 133 value	$2,349,051	$2,373,386
SFAS 133 basis adjustments	(439)	(447)

Mortgage loans held for portfolio at carrying value	$2,348,612	$2,372,939

Consolidated obligations at pre-SFAS 133 value	$46,101,908	$49,145,235
SFAS 133 basis adjustments	(275,142)	(370,229)

Consolidated obligations at carrying value	$45,826,766	$48,775,006

Advances – Outstanding advances decreased by 6.1 percent from $28.4 billion on December 31, 2006 to $26.7 billion on March 31, 2007. During the first quarter of 2007, total fixed rate advances decreased by $1.0 billion and total adjustable rate advances, including line of credit, decreased by $0.8 billion (see Table 11). From December 31, 2006 to March 31, 2007, SFAS 133 basis adjustments on advances increased primarily as a result of the increased level of convertible advances, which are hedged by the FHLBank with derivatives.
We expect the FHLBank’s prospect for growth in advances to existing members for the remainder of 2007 will be limited as members’ originations of mortgage loans held in portfolio slow due to increased mortgage rates and the slowing housing market. We also expect that existing members will continue to utilize excess liquidity from maturing investments and from other sources to fund any increased loan demand before turning to the FHLBank for wholesale borrowings in the form of advances. The FHLBank expects that any advance growth during the remainder of 2007 will come from new FHLBank members, primarily from new or recent insurance company members.
Table 11 summarizes the FHLBank’s advances outstanding by product as of March 31, 2007 and December 31, 2006 (in thousands):
Table 11

	March 31, 2007		December 31, 2006
	Dollar	Percent	Dollar	Percent

Standard advance products:
Line of credit	$673,049	2.5%	$1,196,241	4.2%
Short-term fixed rate advances	10,742,126	40.2	10,944,904	38.4
Long-term fixed rate advances	5,605,754	21.0	6,470,905	22.7
Fixed rate callable advances	5,125	0.0	125	0.0
Fixed rate amortizing advances	503,289	1.9	521,289	1.8
Fixed rate callable amortizing advances	2,095	0.0	2,140	0.0
Fixed rate convertible advances	4,119,766	15.4	3,996,241	14.0
Adjustable rate advances	608,829	2.3	715,305	2.5
Adjustable rate callable advances	3,679,366	13.8	3,765,216	13.3
Customized advances:
Advances with embedded caps or floors	142,500	0.5	217,500	0.8
Standard housing and community development advances:
Fixed rate	312,518	1.2	319,207	1.1
Fixed rate amortizing advances	306,766	1.2	302,484	1.1
Fixed rate callable amortizing advances	131	0.0	131	0.0
Adjustable rate callable advances	11,300	0.0	14,300	0.1
Fixed rate amortizing advances funded through AHP	20	0.0	22	0.0

TOTAL PAR VALUE	$26,712,634	100.0%	$28,466,010	100.0%

Total advances as a percentage of total assets decreased slightly from 53.9 percent at December 31, 2006 to 53.7 percent at March 31, 2007. The percentage of total advances to total assets is expected to hold relatively steady within a range from 53 to 60 percent in future periods as any growth in the mortgage loan portfolio is accommodated on the FHLBank’s balance sheet through a reduction in money market and other short-term investments. The average yield on advances, adjusted for the impact of derivatives, was 5.36 percent for the three months ended March 31, 2007, compared to 4.56 percent for the three months ended March 31, 2006 (see Table 12 for yield on advances not adjusted for impact of derivatives). As of March 31, 2007, line of credit advances (which reprice daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 42.7 percent, adjustable rate advances (repricing daily to every three months) represented 16.6 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 15.4 percent of the total par value of outstanding advances. As of December 31, 2006, line of credit advances and short-term, fixed rate advances represented 42.6 percent, adjustable rate advances represented 16.6 percent and convertible advances represented 14.0 percent of the total par value of outstanding advances. As a result, 74.7 percent of the FHLBank’s advance portfolio as of March 31, 2007, reprices at least every three months compared to 73.2 percent as of December 31, 2006. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 and 5 under “Results of Operations — Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
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
Table 12 presents the GAAP annualized yields on advances and the non-GAAP annualized calculated yields on advances without the impact of derivatives for the three-month periods ended March 31, 2007 and 2006 (in thousands):
Table 12

	For the Three Months Ended
	March 31,	March 31,
	2007	2006

GAAP advance yield	5.36%	4.56%

GAAP advance interest income[1]	$356,073	$311,822
Amortization of SFAS 133 fair value adjustments	14,404	12,957
Net interest settlements on derivatives tied to advances	(18,543)	(5,924)

Interest income without derivative impact	$351,934	$318,855

Average advance balance	$26,933,494	$27,762,022
Fair value basis adjustment	(64,899)	(134,293)

Advance balance without derivative impact	$26,868,595	$27,627,729

Advance yield without derivative impact	5.31%	4.68%

[1] Advance interest income for yield calculations includes prepayment fees on terminated advances.
The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Table 13 presents information on the FHLBank’s five largest borrowers as of March 31, 2007 and December 31, 2006 (in thousands). Table 14 presents the interest income associated with these advances for the three-month periods ended March 31, 2007 and 2006 (in thousands). The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances.

Table 13

			March 31, 2007		December 31, 2006
				Percent		Percent
			Advance	of Total	Advance	of Total
Borrower Name	City	State	Par Value	Advances	Par Value	Advances

MidFirst Bank	Oklahoma City	OK	$5,522,400	20.7%	$5,696,400	20.0%
Capitol Federal Savings Bank	Topeka	KS	3,096,000	11.6	3,296,000	11.5
U.S. Central Federal Credit Union	Lenexa	KS	2,750,000	10.3	4,000,000	14.1
Security Life of Denver Ins. Co.	Denver	CO	2,734,000	10.2	2,334,000	8.2
Security Benefit Life Insurance Co.	Topeka	KS	1,294,330	4.8	1,269,330	4.5

TOTAL			$15,396,730	57.6%	$16,595,730	58.3%

Table 14

			Three Months Ended		Three Months Ended
			March 31, 2007		March 31, 2006
				Percent		Percent
				of Total		of Total
			Advance	Advance	Advance	Advance
Borrower Name	City	State	Income	Income[1]	Income	Income[1]

MidFirst Bank	Oklahoma City	OK	$72,668	21.6%	$59,293	19.5%
U.S. Central Federal Credit Union	Lenexa	KS	39,748	11.8	33,805	11.1
Capitol Federal Savings Bank	Topeka	KS	35,441	10.5	36,696	12.0
Security Life of Denver Ins. Co.	Denver	CO	33,574	10.0	12,256	4.0
Security Benefit Life Insurance Co.	Topeka	KS	17,281	5.1	13,172	4.3

TOTAL			$198,712	59.0%	$155,222	50.9%

[1] Total advance income excludes net interest settlements on derivatives.
MPF Program - The FHLBank participates in the MPF Program through the MPF Provider, which is the FHLBank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was a slight reduction in the MPF portfolio during the first quarter of 2007, as new loans acquired from in-district participating financial institutions (PFIs) almost exactly equaled the amount of loans paid down during the three months ended March 31, 2007. The FHLBank devoted resources in 2006 and the first quarter of 2007 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans during the remainder of 2007. The FHLBank did not acquire any out-of-district mortgage loans during 2006 or the first quarter of 2007 and is unlikely to do so during the remainder of 2007 unless the relative value of fixed rate mortgage loans to its cost of funds improves.
Table 15 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of March 31, 2007 and the percentage of those loans to total MPF loans outstanding at that date:
Table 15

			MPF Loan
			Balance as of	Percent of Total
PFI Name	City	State	March 31, 2007	MPF Loans

LaSalle National Bank, N.A.[1]	Chicago	IL	$580,574	24.8%
TierOne Bank	Lincoln	NE	493,700	21.0
Bank of the West[2]	San Francisco	CA	464,332	19.8
Sunflower Bank, NA	Salina	KS	62,936	2.7
Golden Belt Bank, FSA	Hays	KS	37,978	1.6
—
TOTAL			$1,639,520	69.9%

[1]	Out-of-district loans acquired from FHLBank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Table 16 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2006 and the percentage of those loans to total MPF loans outstanding at that date:
Table 16

			MPF Loan
			Balance as of	Percent of Total
PFI Name	City	State	December 31, 2006	MPF Loans

LaSalle National Bank, N.A.[1]	Chicago	IL	$601,399	25.4%
TierOne Bank	Lincoln	NE	495,211	20.9
Bank of the West[2]	San Francisco	CA	476,467	20.1
Sunflower Bank, NA	Salina	KS	64,233	2.7
Golden Belt Bank, FSA	Hays	KS	38,520	1.6
—
TOTAL			$1,675,830	70.7%

[1]	Out-of-district loans acquired from FHLBank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.
The average yield on mortgage loans for the first quarter of 2007 was 5.21 percent compared to 5.14 percent for the first quarter of 2006. The average yield on mortgage loans increased due primarily to the increase in mortgage interest rates and a decrease in the net write-off of the amortization of premium as a result of the decline in mortgage loan prepayments and the increase in estimated lives of existing mortgage loans because of increasing mortgage interest rates. The average yield on mortgage loans is expected to remain stable or increase slightly in response to anticipated increases in market interest rates during the remainder of 2007. See Tables 4 and 5 under “Results of Operations — Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. Mortgage loans originated under the USDA Guaranteed Rural Housing Section 502 program and HUD Section 184 Indian Home Loan Guarantee Program became eligible for purchase by the FHLBank during the first quarter of 2007 as a result of changes to the MPF Program by the FHLBank of Chicago. Table 17 presents the unpaid principal balance for conventional and government-insured mortgage loans as of March 31, 2007 and December 31, 2006 (in thousands):
Table 17

	March 31,	December 31,
	2007	2006

Conventional mortgage loans	$2,283,756	$2,307,079
Government-insured mortgage loans	62,347	63,105

Total outstanding mortgage loans	$2,346,103	$2,370,184

Table 18 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of March 31, 2007 and December 31, 2006 (in thousands):
Table 18

	March 31,	December 31,
	2007	2006

Performing mortgage loans	$2,340,351	$2,365,122
Non-performing mortgage loans	5,130	4,379
Mortgage loans 90 days or more past due and accruing	622	683

Total outstanding mortgage loans	$2,346,103	$2,370,184

Table 19 presents the interest income shortfall on non-performing loans during the three months ended March 31, 2007 and 2006 (in thousands):
Table 19

	March 31,	March 31,
	2007	2006

Interest contractually due during the period on non-performing mortgage loans	$92	$73
Interest income received during the period on non-performing mortgage loans	58	52

Shortfall	$34	$21

MPF Allowance for Credit Losses on Mortgage Loans: At March 31, 2007 and December 31, 2006, the FHLBank had recorded an allowance for credit losses of $855,000 and $854,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the statement of condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios. Management believes that policies and procedures are in place to manage the credit risk on MPF mortgage loans.
Table 20 details the change in the allowance for mortgage loan losses for the three-month periods ended March 31, 2007 and 2006 (in thousands):
Table 20

	For the Three Months Ended
	March 31,	March 31,
	2007	2006

Balance, beginning of period	$854	$756
Provision for (reversal of) credit losses on mortgage loans	(43)	59
Charge-offs	44	(31)

Balance, end of period	$855	$784

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three-month periods ended March 31, 2007 and 2006.
Investments – Total investments decreased 5.7 percent from December 31, 2006 to March 31, 2007. Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 5.36 percent during the first quarter of 2007, compared to 4.77 percent during the first quarter of 2006. Since the FOMC has not raised the target overnight Federal funds rate since June 2006, the average yield on FHLBank’s investments has remained relatively stable over the last two quarters of 2006 and the first quarter of 2007. At this time, there is considerable uncertainty about the direction of the next change in the overnight Federal funds target rate. This uncertainty, together with the continued inversion of at least a portion of the U.S. Treasury yield curve, has resulted in a tightening of spreads between the yield on investments and the FHLBank’s cost of funds, which could put some downward pressure on average spreads that the FHLBank realizes on its investment portfolio in future periods. See Tables 4 and 5 under “Results of Operations - Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $13.2 billion at March 31, 2007, compared to $14.5 billion at December 31, 2006. The decrease was primarily due to a decrease in term Federal funds sold and commercial paper. The decrease in these two short-term liquidity portfolios was the result of the overall reduction in assets due to a decrease in the FHLBank’s total capital during the first quarter of 2007. The FHLBank’s overnight Federal funds sold position remained relatively constant at $6.0 billion. The FHLBank’s long-term investment portfolio, consisting of U.S. Treasury obligations, U.S. government agency and government sponsored enterprise (GSE) securities, MBS and taxable state or local housing finance agency securities, increased from $7.1 billion at December 31, 2006 to $7.2 billion at March 31, 2007

The FHLBank’s Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses short-term investments to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to maximize the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. See “Liquidity and Capital Resources — Liquidity” in this Item 2 for additional discussion regarding the FHLBank’s liquidity.
Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes. The FHLBank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The available-for-sale portfolio is used by the FHLBank for asset/liability management purposes. See Notes 2 through 4 in the “Notes to Financial Statements” included under Item 1 — “Financial Statements” for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of March 31, 2007 and December 31, 2006 are summarized by security type in Tables 21 and 22 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 21

March 31, 2007
			Due after one	Due after five
	Carrying	Due in one year	year through	years through	Due after 10
Security Type	Value	or less	five years	10 years	years

Interest bearing deposits:
CDs	$4,234,001	$4,234,001	$0	$0	$0
Bank notes	215,000	215,000	0	0	0
Swap cash collateral	48,010	48,010	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	4,497,036	4,497,036	0	0	0

Overnight Federal funds sold	6,007,000	6,007,000	0	0	0

Term Federal funds sold	1,424,000	1,424,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	15,047	15,047	0	0	0
Fannie Mae obligations [1]	131,847	25,084	52,141	54,622	0
Freddie Mac obligations [1]	505,252	0	407,658	97,594	0
Mortgage-backed securities:
Ginnie Mae obligations [2]	3,201	0	0	0	3,201

Total trading securities	655,347	40,131	459,799	152,216	3,201

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,975	49,387	52,588	0	0

Total available-for-sale securities	101,975	49,387	52,588	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,138,339	1,138,339	0	0	0
State or local housing agencies	217,875	0	10,000	445	207,430
Mortgage-backed securities:
Fannie Mae obligations [1]	1,342,029	0	0	0	1,342,029
Freddie Mac obligations [1]	1,506,015	0	0	0	1,506,015
Ginnie Mae obligations [2]	50,503	0	0	1,531	48,972
Other — non-government	3,398,273	0	0	0	3,398,273

Total held-to-maturity securities	7,653,034	1,138,339	10,000	1,976	6,502,719

TOTAL	$20,338,392	$13,155,893	$522,387	$154,192	$6,505,920

[1]  Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2] Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 22

December 31, 2006
			Due after one	Due after five
	Carrying	Due in one	year through	years through	Due after 10
Security Type	Value	year or less	five years	10 years	years

Interest bearing deposits:
CDs	$3,985,000	$3,985,000	$0	$0	$0
Bank notes	275,000	275,000	0	0	0
Swap cash collateral	67,430	67,430	0	0	0
MPF deposits	29	29	0	0	0

Total interest bearing deposits	4,327,459	4,327,459	0	0	0

Overnight Federal funds sold	5,935,500	5,935,500	0	0	0

Term Federal funds sold	2,119,000	2,119,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations [1]	620	620	0	0	0
FHLBank obligations	15,052	15,052	0	0	0
Fannie Mae obligations [1]	181,611	75,218	52,063	54,330	0
Freddie Mac obligations [1]	503,406	0	302,781	200,625	0
Mortgage-backed securities:
Ginnie Mae obligations [2]	3,436	0	0	0	3,436

Total trading securities	704,125	90,890	354,844	254,955	3,436

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,668	49,143	52,525	0	0

Total available-for-sale securities	101,668	49,143	52,525	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,774,449	1,774,449	0	0	0
State or local housing agencies	238,873	0	10,000	600	228,273
Fannie Mae obligations [1]	100,008	100,008	0	0	0
Freddie Mac obligations [1]	99,940	99,940	0	0	0
Mortgage-backed securities:
Fannie Mae obligations [1]	1,145,425	0	536	2,395	1,142,494
Freddie Mac obligations [1]	1,379,899	0	0	3,664	1,376,235
Ginnie Mae obligations [2]	17,118	0	275	2,093	14,750
Other — non-government	3,621,671	0	0	0	3,621,671

Total held-to-maturity securities	8,377,383	1,974,397	10,811	8,752	6,383,423

TOTAL	$21,565,135	$14,496,389	$418,180	$263,707	$6,386,859

[1] Fannie Mae, Freddie Mac and Federal Farm Credit Bank are GSEs. GSE securities are not guaranteed by the U.S. government.

[2] Ginnie Mae securities are guaranteed by the U.S. government.

Table 23 presents the FHLBank’s MBS investment portfolio by categories of securities as of March 31, 2007 and December 31, 2006 (in thousands):
Table 23

	March 31, 2007		December 31, 2006
	Carrying	Percent of	Carrying	Percent of
	Value	Total	Value	Total

Private issue residential MBS	$3,347,491	53.1%	$3,570,314	57.9%
U.S. agency residential MBS	2,901,748	46.1	2,545,878	41.3
Private issue commercial MBS	40,534	0.7	40,538	0.7
Home equity loans	8,903	0.1	9,335	0.1
Manufactured housing	1,345	0.0	1,484	0.0

TOTAL	$6,300,021	100.0%	$6,167,549	100.0%

Yield Characteristics: Table 24 presents the yield characteristics of the FHLBank’s non-MBS investments, classified as held-to-maturity securities, available-for-sale securities and trading securities as of March 31, 2007:
Table 24

	March 31, 2007
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities

Due in one year or less	5.30%	1.99%	6.22%
Due after one year through five years	7.15	2.69	5.28
Due after five years through 10 years	7.02	—	4.59
Due after 10 years	4.42	—	—
Table 25 presents the yield characteristics of the FHLBank’s MBS investments, classified as held-to-maturity securities, available-for-sale securities and trading securities as of March 31, 2007:
Table 25

	March 31, 2007
	Held-to-maturity	Available-for-sale	Trading
	Securities	Securities	Securities
Due in one year or less	—%	—%	—%
Due after one year through five years	—	—	—
Due after five years through 10 years	6.96	—	—
Due after 10 years	5.04	—	6.01
Securities Ratings: Table 26 presents the percentage of FHLBank investments classified as held-to-maturity, available-for-sale or trading securities by rating as of March 31, 2007 and December 31, 2006:
Table 26

	Percent of Total
Investment Rating	March 31, 2007	December 31, 2006

Long-term rating:
AAA	85.7%	80.0%
AA	0.8	0.7
Short-term rating:
A-1 or higher/P-1	13.5	19.3

TOTAL	100.0%	100.0%

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. For the three months ended March 31, 2007 and 2006, the annualized average rate paid on interest-bearing deposits was 5.15 percent and 4.30 percent, respectively. The average rate paid on deposits increased in tandem with rising short-term interest rates during and between those periods. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits. The majority of the deposits are in overnight or demand accounts that reprice daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products which in turn is a function of the liquidity position of FHLBank members. Factors that influence deposit levels include turnover in members’ investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Total deposits were $1.3 billion at March 31, 2007, a slight increase from $1.1 billion at December 31, 2006.
Consolidated Obligations – Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances, mortgage loans and investments. As noted under “Quantitative and Qualitative Disclosures about Market Risk — Interest Rate Risk Management” under Item 3, the FHLBank uses debt with a variety of maturities and option characteristics to manage its DOE and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically reconfigure funding terms and costs.
During the first quarter of 2007, the FHLBank’s total consolidated obligation balances decreased as funding needs for advances, mortgage loans and investments decreased. Outstanding consolidated obligations decreased 6.0 percent from December 31, 2006 to March 31, 2007. The period-end balances for March 31, 2007 and December 31, 2006 include fair value adjustments ((debit) credit adjustment) related to SFAS 133 of ($275.1) million and ($370.2) million, respectively. The average annualized effective rate paid on consolidated obligations, adjusted for the impact of derivatives (see Table 27 under this “Consolidated Obligations” section of Item 2, that presents effective rate paid without impact of derivatives), was 5.16 percent and 4.45 percent for the three months ended March 31, 2007 and 2006, respectively. The average effective rate paid on consolidated obligations increased in response to increasing market interest rates and increased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, during the last half of 2006 and first quarter of 2007, the FHLBank shifted its investment strategy from acquiring fixed rate MBS/CMOs to purchasing adjustable rate MBS/CMOs with embedded caps. The FHLBank also began purchasing interest rate caps as economic hedges to mitigate a portion of the cap risk embedded in the adjustable rate MBS/CMOs. Management expects that the net interest spread on its MBS/CMO portfolio will decline somewhat during the remainder of 2007 as a result of the increased costs of consolidated obligation debt with optionality relative to the yield on fixed rate MBS/CMOs as well as the cost of caps to hedge the cap risk. See Tables 4 and 5 under “Results of Operations - Net Interest Income” in this Item 2 for further information on the affect of increasing interest rates on the three months ended March 31, 2007.
As stated previously, management uses pre-derivative financial results, a non-GAAP financial measure, to evaluate the quality of the FHLBank’s earnings. Table 27 presents the GAAP annualized rate on consolidated obligations and the non-GAAP annualized effective rate paid on consolidated obligations adjusted to remove the impacts of derivatives for the period ends noted (in thousands):

Table 27

	For the Three Months Ended
	March 31, 2007	March 31, 2006

GAAP effective rate paid on consolidated obligations	5.16%	4.45%

GAAP consolidated obligation interest expense	$586,786	$484,418
Net interest settlements on derivatives tied to consolidated obligations	(27,647)	(16,852)
Amortization of SFAS 133 fair value adjustments	(1,317)	(1,028)

Interest expense without derivative impact	$557,822	$466,538

Average consolidated obligation balance	$46,084,273	$44,098,825
Fair value basis adjustment	338,536	535,272

Consolidated obligation balance without derivative impact	$46,422,809	$44,634,097

Effective rate paid on consolidated obligations without derivative impact	4.87%	4.24%

Derivatives – The FHLBank recorded derivative assets of $101.9 million and $66.6 million and derivative liabilities of $146.7 million and $203.6 million at March 31, 2007 and December 31, 2006, respectively. All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate.
The notional amounts and estimated fair values (including accrued interest) by type of derivative held as of March 31, 2007 and December 31, 2006 are included in Table 28 (in thousands):
Table 28

	Notional Amounts		Estimated Fair Values
	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006

Derivatives:
Fair value hedges	$32,366,806	$32,006,898	$(45,916)	$(137,261)
Economic derivatives	4,466,591	4,068,764	1,173	305

TOTAL	$36,833,397	$36,075,662	$(44,743)	$(136,956)

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management — Credit Risk Management” in this Item 2 for further information. Table 29 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at March 31, 2007 and December 31, 2006 are as follows (in thousands):

Table 29

	March 31, 2007		December 31, 2006
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Advances:
Fair value	$8,094,110	$(2,532)	$8,262,752	$21,257

Investments:
Economic	2,532,701	2,406	2,359,018	5,961

Mortgage loans:
Fixed rate mortgage purchase commitments	17,273	(9)	14,006	(31)

Consolidated obligation discount notes:
Economic	1,250,000	(92)	1,000,000	94

Consolidated obligation bonds:
Fair value	24,272,696	(192,634)	23,744,146	(289,599)
Economic	450,000	685	450,000	815

Subtotal	24,722,696	(191,949)	24,194,146	(288,784)

Intermediary:
Economic	216,617	163	245,740	197

TOTAL	$36,833,397	$(192,013)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest		$(192,013)		$(261,306)
Net accrued interest receivable		147,270		124,350

NET DERIVATIVE FAIR VALUE		$(44,743)		$(136,956)

Net derivative assets balance		$101,949		$66,623
Net derivative liabilities balance		(146,692)		(203,579)

NET DERIVATIVE FAIR VALUE		$(44,743)		$(136,956)

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
Cash and short-term investments, including commercial paper, totaled $13.1 billion and $14.2 billion as of March 31, 2007 and December 31, 2006, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market. U.S. Treasury and GSE investments totaled $0.7 billion and $1.0 billion in par value at March 31, 2007 and December 31, 2006, respectively. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.08 percent, the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). See Table 32 under “Liquidity and Capital Resources — Capital” in this Item 2 for the FHLBank’s compliance with its capital requirements. As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one-half its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.
In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.
Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital decreased by 6.8 percent from December 31, 2006 to March 31, 2007. The decrease in capital stock is related to the decrease in advances during the quarter. The majority of the decrease in capital is due to the FHLBank’s repurchase of excess Class B Common Stock related to redemption requests submitted by one of the FHLBank’s largest borrowers — U.S. Central Federal Credit Union — because of its reduction in advances outstanding during the quarter.
Table 30 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 31, 2007.
Table 30

				Number	Percent
Borrower Name	Address	City	State	of Shares	of Total

MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,951,356	15.5%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,573,442	8.3
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	1,403,861	7.4
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,387,309	7.3
—
TOTAL				7,315,968	38.5%

Table 31 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2006.

Table 31

				Number	Percent
Borrower Name	Address	City	State	of Shares	of Total

U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	3,036,998	14.8%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,905,081	14.1
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,678,291	8.2
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,183,382	5.8
—
TOTAL				8,803,752	42.9%

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement, (2) a total capital requirement and (3) a leverage capital requirement. Under the risk-based capital requirement, the FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as retained earnings and Class B Common Stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board, at its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. The FHLBank is also required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A Common Stock, any general loss allowance (if consistent with GAAP and not established for specific assets) and other amounts from sources determined by the Finance Board as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements at March 31, 2007 and December 31, 2006 as demonstrated in Table 32 (amounts in thousands):
Table 32

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$428,848	$1,488,856	$466,642	$1,647,068
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$1,990,602	$2,078,023	$2,109,559	$2,224,979
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,488,253	$2,822,451	$2,636,948	$3,048,513
Note that for the purposes of the regulatory capital calculations in Table 32, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS 150.
Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s board of directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 6.03 percent and 5.22 percent for the quarters ended March 31, 2007 and 2006, respectively.
The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. As defined in the FHLBank’s capital plan, the dividend parity threshold means a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal before a higher rate can be paid on Class B Common Stock. The dividend parity threshold is a percentage per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of the FHLBank’s assets or liabilities (e.g., average yield on advances, average cost of consolidated obligations, etc.), as determined by the board of directors from time to time. Class A stockholders and Class B stockholders share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for Class B stockholders can exceed the rate for Class A stockholders, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. The current dividend parity threshold is equal to the average three-month LIBOR for a dividend period minus 100 basis points.
FHLBank management anticipates that dividend rates on Class A Common Stock will be close to or equal to the currently established dividend parity threshold for future dividend periods and that the differential between the two classes of stock will stay the same or increase slightly, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s board of directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.
Table 33 presents dividends paid by type for the periods ended March 31, 2007 and 2006 (in thousands):
Table 33

	For the Three Months Ended
		Dividends	Total
	Dividends	Paid in	Dividends
	Paid in Cash	Capital Stock	Paid

March 31, 2007[1,2]	$114	$26,953	$27,067
March 31, 2006[1,2]	92	22,577	22,669

[1]	The cash dividends listed for 2006 and 2007 represent cash dividends paid for partial shares. Stock dividends are paid in whole shares.

[2]	The FHLBank implemented SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.
The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2007, but this may change depending on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. See Item 1 — “Legislation and Regulatory Developments — Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings” in the annual report on Form 10-K, incorporated by reference herein, for additional discussion. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.
Change in Practice for Declaring Dividends — At its June 28, 2006 meeting, the FHLBank’s board of directors adopted a revised process for declaring dividends. Previously, dividends had been declared in the last month of a calendar quarter based on estimated net income for the calendar quarter and paid on the last business day of the quarter. Under the revised process, dividends for a quarter continue to be paid on the last business day of the calendar quarter but are based on actual net income for the three completed months preceding the date of the board meeting, which will continue to occur in the last month of a calendar quarter. The revised process did not change the FHLBank’s practice of paying a quarterly dividend based on the daily average stock holdings for the entire calendar quarter on the last business day of the month. Thus, under the FHLBank’s revised dividend declaration process, any dividend declared during a quarter does not include any uncertainty involved in declaring dividends based on estimated net income.
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
Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s board of directors plays an active role in the enterprise risk management (ERM) process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the board of directors reviews the RMP on at least an annual basis. Various management committees, including the Financial Risk Analysis Committee (FRAC) and the Asset/Liability Committee (ALCO), oversee the FHLBank’s risk management process. For more detailed information, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk” in the annual report on Form 10-K, incorporated by reference herein.
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
Credit risk arises partly as a result of the FHLBank’s lending and acquired member asset (AMA) activities (members’ CE obligations with respect to mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization requirements. The FHLBank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept eligible collateral on such advances. For more detailed information, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk — Risk Management — Credit Risk Management” in the annual report on Form 10-K, incorporated by reference herein.
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
The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $101.9 million and $66.6 million at March 31, 2007 and December 31, 2006, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $37.4 million and $4.8 million at March 31, 2007 and December 31, 2006, respectively. The FHLBank’s net credit exposure after collateral was approximately $64.6 million and $61.8 million at March 31, 2007 and December 31, 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2007 is indicated in Table 34 (in thousands):
Table 34

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$3,466	$93,225	$2,013	$3,245	$101,949
Collateral held	0	34,147	0	3,245	37,392

Net exposure after collateral	$3,466	$59,078	$2,013	$0	$64,557

Notional amount	$1,043,194	$27,743,921	$7,920,700	$125,582	$36,833,397

1 Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006, is indicated in Table 35 (in thousands):
Table 35

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$205	$62,977	$0	$3,441	$66,623
Collateral held	0	1,405	0	3,441	4,846

Net exposure after collateral	$205	$61,572	$0	$0	$61,777

Notional amount	$1,123,194	$26,677,692	$8,137,900	$136,876	$36,075,662

1 Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Table 36 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2007:

Table 36

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral

Barclays Bank PLC	AA	14.2%	20.8%
Credit Suisse International	AA-	12.3	19.5
Goldman Sachs Capital Markets	AA-	41.7	14.6
Royal Bank of Canada	AA-	8.4	13.3
ABN-AMRO Bank NV	AA-	7.0	11.0
Salomon Swapco	AAA	3.4	5.4
Royal Bank of Scotland PLC	AA	3.3	5.2
All other counterparties		9.7	10.2
Table 37 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006:
Table 37

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral

Barclays Bank PLC	AA	22.5%	24.3%
Credit Suisse International	AA-	22.4	24.1
Goldman Sachs Capital Markets	AA-	22.2	21.6
ABN-AMRO Bank NV	AA-	11.3	12.2
Royal Bank of Canada	AA-	7.2	7.8
All other counterparties		14.4	10.0
Liquidity Risk Management – Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. For more detailed information, see Item 7A — “Quantitative and Qualitative Disclosures About Market Risk — Risk Management — Liquidity Risk Management” in the annual report on Form 10-K, incorporated by reference herein.
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

Table 38 summarizes the FHLBank’s compliance with the Finance Board’s regulatory requirements and the FHLBank’s RMP requirements as of a recently available weekly computation dated May 1, 2007 (in thousands):
Table 38

May 1, 2007
Sources of Contingency Liquidity:
Marketable securities with a maturity less than one year	$5,208,583
Self liquidating assets with a maturity of 7 days or less	13,746,939
Securities available for repurchase agreements	3,517,927

Total Sources	22,473,449

Uses of Contingency Liquidity:
20 percent of deposits	192,507
100 percent of consolidated obligations and other borrowings maturing in one week	4,064,461
Less 100 percent of consolidated obligations settling in one week	(500,000)
100 percent of consolidated obligations expected to be called in one week	320,000

Total Uses	4,076,968

EXCESS CONTINGENCY LIQUIDITY	$18,396,481

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
All derivative transactions entered into by the FHLBank, including interest rate swaps, swaptions, caps and floors, have two-way bilateral triggers based on the ratings of the FHLBank or the counterparties, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of the FHLBank or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to the FHLBank. The FHLBank’s agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that the FHLBank or a counterparty is willing to accept for a given rating level determined by the Nationally-Recognized Statistical Rating Organizations (NRSRO). The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 39:
Table 39

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold

AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0
If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aaa-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at March 31, 2007 and December 31, 2006 was in the form of cash.
The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB/Baa), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of March 31, 2007 and December 31, 2006, the FHLBank had 24 and 23 SBPAs that covered $763.4 million and $724.3 million in outstanding principal plus interest, respectively.

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
The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the three months ended March 31, 2007.
Recently Issued Accounting Standards
Adoption of SFAS 155: The FHLBank adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An amendment of FASB Statements No. 133 and 140 (herein referred to as “SFAS 155”) on January 1, 2007. This statement resolved issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amended SFAS 133 to simplify the accounting for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125 (SFAS 140) to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Adoption of DIG Issue B40: In January 2007, the FASB posted Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (herein referred to as “DIG Issue B40”). DIG Issue B40 provides a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain no embedded derivatives other than that which results solely from the embedded call options in the underlying financial asset and for which the right to accelerate settlement is not controlled by the investor. DIG Issue B40 is effective upon adoption of SFAS 155; therefore, the FHLBank adopted DIG Issue B40 on January 1, 2007. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.
Issuance of SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. Early adoption is permitted. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

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
Issuance of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1 "Amendment of FASB Interpretation No. 39” (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39 “Offsetting of Amounts Related to Certain Contracts — An interpretation of APB Opinion No. 10 and FASB Statement No. 105” (herein referred to as “FIN 39”), to replace the terms conditional contracts and exchange contracts with derivative instruments as defined in SFAS. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. FSP FIN 39-1 requires the FHLBank to consistently offset the derivative fair value and the collateral fair value. The FHLBank will be required to recognize the effects of applying FIN 39-1 through retrospective application to all financial statements presented unless it is impracticable to do so. The FHLBank, upon adoption of FSP FIN 39-1, will be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007. The FHLBank is currently assessing the impact that adoption of this statement will have on its financial condition, results of operations and cash flows.
Recent Developments
On March 28, 2007, the House of Representatives Financial Services Committee passed the Federal Housing Finance Reform Act of 2007 (H.R. 1427) by a vote of 45-19. It remains unclear whether any change in the regulatory structure of the FHLBanks will be signed into law and what impact such changes may have on the FHLBank if this legislation is enacted. Additionally on April 12, 2007, the Federal Housing Enterprise Regulator Reform Act of 2007 (S. 1100) was introduced in the Senate. There are no other material changes from the legislation and regulatory developments discussed under Item 1 — “Business — Legislative and Regulatory Developments” in the annual report on Form 10-K, incorporated by reference herein.
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
Under the RMP approved by FHLBank’s board of directors, FHLBank’s DOE is limited to a range of +5.0 to -5.0 assuming current interest rates. The FHLBank’s DOE is limited to a range of +7.0 to -7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. The DOE parameters established by the FHLBank’s board of directors represent one way to establish limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE was ever to exceed the policy limits established by the board of directors, and especially if this situation were allowed to persist over more than one end-of-month reporting period, management would be subject not only to significant negative action by the board of directors, but likely also punitive action by the Finance Board. The Finance Board has very strong expectations that FHLBank management will adhere to all policy limits established by its board of directors. The FHLBank maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. If the FHLBank’s DOE exceeds the limits established by policy, corrective actions that would be taken may include: (1) the purchase of caps, floors, swaptions or other derivatives, and/or (2) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance any excessive duration observed. Similar actions may be taken if the FHLBank’s DOE exceeds the more narrowly-defined limits to which the FHLBank manages its duration, but the extent of any such action would depend upon existing market conditions, management’s expectations and objectives, and other factors.
The FHLBank calculates its duration each month and reports the results of the DOE calculations to its board of directors monthly and to the Finance Board as of the end of each quarter. While the FHLBank is no longer subject to the Finance Board’s DOE limitations as of the implementation of the FHLBank’s capital plan on September 30, 2004, the FHLBank has retained and incorporated these DOE limits into its RMP. However, as previously discussed, the FHLBank is subject to the Finance Board’s risk-based capital requirements.
Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions. Interest rate swaps increase the flexibility of the FHLBank’s funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Board regulation prohibits the speculative use of derivatives, and the FHLBank does not engage in derivatives trading for short-term profit. Because the FHLBank does not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to the FHLBank by derivative transactions is credit risk, in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force the FHLBank to replace the derivative at market price (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” under Item 2 for additional information).
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
The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 40.
Table 40

	Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2007	5.4	4.3	2.3	-1.3	-3.9
12/31/2006	5.4	4.5	2.8	-0.6	-3.0
09/30/2006	5.6	4.7	2.9	-0.7	-3.5
06/30/2006	5.3	4.8	3.8	0.6	-3.9
03/31/2006	5.6	5.1	3.5	-0.4	-4.5
The DOE for March 31, 2007 of +2.3 in the base scenario is within management’s typical operating range of ±2.5, and is well within the board of directors’ approved limits of ±5.0. The decrease in DOE in the first quarter of 2007 was primarily caused by a lengthening in the duration of the fixed rate liability portfolio as maturing and called bonds were at least partially replaced with longer duration fixed rate liabilities. FHLBank management issued these long-term, fixed rate consolidated obligations to help offset the extension in the duration of assets and thus ensure that DOE remains well within the approved limits, especially in the up shock scenarios. Also during the first quarter, the FHLBank purchased interest rate caps to partially offset the interest rate caps embedded in the variable rate CMOs acquired in the first quarter. Management continues to closely monitor the FHLBank’s DOE and expects to take additional steps in the second quarter of 2007 to further manage DOE. Any asset/liability actions, such as entering into derivatives or issuing additional bullet or callable fixed rate consolidated obligations, will be targeted to reduce the FHLBank’s overall risk profile, but over time such actions are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.
In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.0 months and 1.3 months at March 31, 2007 and December 31, 2006, respectively. The decrease in duration gap during the first three months of the year was the result of the same extension of the duration of the fixed rate liabilities portfolio as noted previously. All 12 FHLBanks are required to submit this number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of the FHLBank’s interest rate risk.
Market Value of Equity: Market value of equity is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s market value of equity to changes in interest rates is another measure of interest rate risk. However, market value of equity should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the board of directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the unchanged interest rate scenario. Table 41 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value equals or exceeds 85 percent. The increase in this ratio in the up 200 bps shock scenario from December 31, 2006 to March 31, 2007 is a function of the extension of the duration of the fixed rate liabilities as previously discussed. The decrease in this ratio in the down 200 bps shock scenario from December 31, 2006 to March 31, 2007 is a function of increased issuance of long-term, fixed rate consolidated obligations funding the fixed rate MBS and mortgage loan portfolios. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.
Table 41 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.
Table 41

	Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2007	88	92	95	96	93
12/31/2006	87	92	95	96	94
09/30/2006	86	91	95	96	93
06/30/2006	86	90	94	96	95
03/31/2006	85	90	94	96	93
Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68, can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses rolling regression analyses to assess the effectiveness of its long haul hedges. See Note 12 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 1 for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist with criteria for hedge accounting and additional criteria for shortcut hedge accounting.
Table 42 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ended March 31, 2007 (in thousands):

Table 42

	Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$142,500	$0	$142,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,795,000	0	0	2,795,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,156,610	0	0	5,156,610
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	647,701	0	0	647,701
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,685,000	0	1,685,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	200,000	0	200,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	17,273	17,273
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	1,250,000	0	0	1,250,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	6,316,000	0	0	6,316,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,720,100	0	0	3,720,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	375,000	0	0	375,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,920,705	0	0	1,920,705

	Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	7,719,430	0	0	7,719,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,116,925	0	0	4,116,925
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	216,617	0	0	216,617

TOTAL			$34,788,624	$2,027,500	$17,273	$36,833,397

Table 43 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended March 31, 2007 (in thousands):
Table 43

	Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$10	$0	$10
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	31,868	0	0	31,868
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(34,410)	0	0	(34,410)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(2,532)	0	0	(2,532)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	2,970	0	2,970
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	1,968	0	1,968
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(9)	(9)

	Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	(92)	0	0	(92)
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	685	0	0	685
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(23,502)	0	0	(23,502)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(7,588)	0	0	(7,588)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,321	0	0	3,321
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	5,170	0	0	5,170
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(84,623)	0	0	(84,623)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	70,001	0	0	70,001
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(155,413)	0	0	(155,413)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	163	0	0	163

TOTAL			$(196,952)	$4,948	$(9)	$(192,013)

Table 44 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2006 (in thousands):
Table 44

	Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$217,500	$0	$217,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,995,000	0	0	2,995,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,050,252	0	0	5,050,252
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	699,018	0	0	699,018
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,460,000	0	1,460,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	200,000	0	200,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	14,006	14,006
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	1,000,000	0	0	1,000,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,741,000	0	0	4,741,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,635,100	0	0	3,635,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000

	Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,835,705	0	0	1,835,705
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	8,414,430	0	0	8,414,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,888,375	0	0	4,888,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	245,740	0	0	245,740

TOTAL			$34,184,156	$1,877,500	$14,006	$36,075,662

Table 45 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2006 (in thousands):
Table 45

	Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$76	$0	$76
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	44,653	0	0	44,653
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(23,472)	0	0	(23,472)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(81)	0	0	(81)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	4,294	0	4,294
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	1,748	0	1,748

	Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(31)	(31)
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	94	0	0	94
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	815	0	0	815
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(33,473)	0	0	(33,473)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(10,793)	0	0	(10,793)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,501	0	0	2,501
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,946	0	0	1,946
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(117,239)	0	0	(117,239)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	66,605	0	0	66,605
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(199,146)	0	0	(199,146)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	197	0	0	197

TOTAL			$(267,393)	$6,118	$(31)	$(261,306)

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
Management of the FHLBank evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as of the end of the quarterly period covered by this report. Based upon that evaluation, the CEO and CFO have concluded that the FHLBank’s disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report.
Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.
Item 1A. Risk Factors.
For a discussion of certain risks applicable to the FHLBank, see Item 1A – “Risk Factors” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes during the quarter in the Risk Factors described in the annual report on Form 10-K.
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

Federal Home Loan Bank of Topeka
Date: May 15, 2007	By:	/s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and Chief Financial Officer