Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Topeka
filed 2007-08-13
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-52004
FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	48-0561319 (I.R.S. Employer Identification Number)

One Security Benefit Pl. Suite 100
Topeka, KS (Address of principal executive offices)	66606 (Zip Code)
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

Shares outstanding
as of August 2, 2007
Class A Stock, par value $100	6,954,915
Class B Stock, par value $100	11,711,065

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

For additional information regarding these and other risks, see Item 1A – “Risk Factors” in the annual report on Form 10-K, incorporated by reference herein.
Any forward-looking statements made or incorporated by reference in this quarterly report on Form 10-Q or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)

	June 30,	December 31,
	2007	2006

ASSETS
Cash and due from banks	$157	$375
Interest-bearing deposits	3,989,735	4,327,459
Federal funds sold	7,632,000	8,054,500
Trading securities (Note 2)	645,472	704,125
Available-for-sale securities[1] (Note 3)	101,582	101,668
Held-to-maturity securities[2] (Note 4)	9,038,561	8,377,383
Advances (Note 5)	28,510,094	28,445,245
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $852 and $854 (Note 8)	2,337,228	2,372,939
Accrued interest receivable	166,699	176,087
Premises, software and equipment, net	19,258	19,797
Derivative assets (Note 12)	105,421	66,623
Other assets	86,353	92,766

TOTAL ASSETS	$52,632,560	$52,738,967

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$122,050	$102,309
Overnight	907,000	1,005,500
Term	6,550	1,051
Other	36,800	1,400
Non-interest-bearing:
Demand	18	16
Other	7,472	8,130

Total deposits	1,079,890	1,118,406

Consolidated obligations, net (Note 9):
Discount notes	15,195,407	16,736,007
Bonds	33,380,937	32,038,999

Total consolidated obligations, net	48,576,344	48,775,006

Mandatorily redeemable capital stock (Note 10)	41,615	46,232
Accrued interest payable	378,580	336,743
Affordable Housing Program (Note 6)	39,571	36,023
Payable to Resolution Funding Corp. (REFCORP) (Note 7)	8,586	8,941
Derivative liabilities (Note 12)	328,384	203,579
Other liabilities	40,166	42,383

TOTAL LIABILITIES	50,493,136	50,567,313

Commitments and contingencies (Note 14)

Capital (Note 10):
Capital stock outstanding – putable:
Class A ($100 par value; 6,100 and 5,323 shares issued and outstanding)	609,980	532,321
Class B ($100 par value; 13,507 and 14,747 shares issued and outstanding)	1,350,699	1,474,671

Total capital stock	1,960,679	2,006,992

Retained earnings	184,654	171,755
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 3)	(3,403)	(4,437)
Net unrealized loss relating to hedging activities	(75)	(128)
Defined benefit pension plan – prior service cost	53	66
Defined benefit pension plan – net loss	(2,484)	(2,594)

TOTAL CAPITAL	2,139,424	2,171,654

TOTAL LIABILITIES AND CAPITAL	$52,632,560	$52,738,967

[1]	Amortized cost: $104,985 and $106,105 at June 30, 2007 and December 31, 2006, respectively.

[2]	Fair value: $8,961,685 and $8,314,299 at June 30, 2007 and December 31, 2006, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

INTEREST INCOME:
Interest bearing deposits	$58,888	$67,099	$115,776	$118,345
Federal funds sold and securities purchased under agreements to resell	97,309	46,757	190,296	97,051
Trading securities	8,379	9,262	17,038	18,533
Available-for-sale securities	625	639	1,245	1,273
Held-to-maturity securities	105,904	97,726	213,632	189,367
Advances	354,821	343,497	710,497	654,316
Prepayment fees on terminated advances	59	6	456	1,009
Mortgage loans held for portfolio	30,435	30,705	60,796	61,300
Overnight loans to other Federal Home Loan Banks	39	18	48	33
Other	955	1,045	1,951	2,138

Total interest income	657,414	596,754	1,311,735	1,143,365

INTEREST EXPENSE:
Deposits	12,971	9,057	25,103	17,764
Consolidated obligations:
Discount Notes	168,065	159,407	338,243	306,478
Bonds	420,729	373,504	837,337	710,851
Overnight loans from other Federal Home Loan Banks	61	40	105	40
Other borrowings	392	433	852	915
Mandatorily redeemable capital stock (Note 10)	560	716	1,210	1,337

Total interest expense	602,778	543,157	1,202,850	1,037,385

NET INTEREST INCOME	54,636	53,597	108,885	105,980
Provision for (reversal of) credit losses on mortgage loans	(3)	28	(46)	87

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION/REVERSAL	54,639	53,569	108,931	105,893

OTHER INCOME:
Service fees	362	346	722	682
Net realized gain (loss) on sale of held-to-maturity securities	0	0	(962)	0
Net gain (loss) on trading securities (Note 2)	(9,638)	(9,021)	(7,564)	(20,926)
Net gain (loss) on derivatives and hedging activities	10,400	9,988	7,189	28,090
Other	1,006	(2,020)	1,966	(2,997)

Total other income (loss)	2,130	(707)	1,351	4,849

OTHER EXPENSES:
Compensation and benefits	5,002	4,475	10,084	8,935
Other operating	2,766	2,581	5,547	4,706
Finance Board	382	396	836	792
Office of Finance	303	283	821	718
Other	1,509	255	1,758	496

Total other expenses	9,962	7,990	19,046	15,647

INCOME BEFORE ASSESSMENTS	46,807	44,872	91,236	95,095

Affordable Housing Program (Note 6)	3,878	3,736	7,571	7,899
REFCORP (Note 7)	8,586	8,227	16,733	17,439

Total assessments	12,464	11,963	24,304	25,338

NET INCOME	$34,343	$32,909	$66,932	$69,757

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2006 AND 2007 – Unaudited
(In thousands)

						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2005	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock	21	2,115	2,672	267,241			269,356
Repurchase/redemption of capital stock			(170)	(17,056)			(17,056)
Comprehensive income:
Net income					69,757
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale (AFS) securities						(812)
Reclassification adjustment for gain (loss) on hedging activities included in net income						53
Total comprehensive income							68,998
Net transfer of shares to mandatorily redeemable capital stock	(692)	(69,259)	(1,709)	(170,899)			(240,158)
Net transfer of shares between Class A and Class B	572	57,231	(572)	(57,231)			0
Dividends on capital stock (Class A – 4.1%, Class B – 5.8%):
Cash payment					(174)		(174)
Stock issued			471	47,134	(47,134)		0

BALANCE – JUNE 30, 2006	4,878	$487,846	13,598	$1,359,771	$159,719	$(8,193)	$1,999,143

BALANCE – DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$171,755	$(7,093)	$2,171,654
Proceeds from sale of capital stock	42	4,167	7,960	796,057			800,224
Repurchase/redemption of capital stock			(197)	(19,711)			(19,711)
Comprehensive income:
Net income					66,932
Other comprehensive income:
Net unrealized gain (loss) on AFS securities						1,034
Reclassification adjustment for gain (loss) on hedging activities included in net income						53
Amortization of prior service cost on defined benefit pension plan						(13)
Amortization of net loss on defined benefit pension plan						110
Total comprehensive income							68,116
Net transfer of shares to mandatorily redeemable capital stock	(447)	(44,738)	(8,359)	(835,918)			(880,656)
Net transfer of shares between Class A and Class B	1,182	118,230	(1,182)	(118,230)			0
Dividends on capital stock (Class A – 4.5%, Class B – 6.5%):
Cash payment					(203)		(203)
Stock issued			538	53,830	(53,830)		0

BALANCE – JUNE 30, 2007	6,100	$609,980	13,507	$1,350,699	$184,654	$(5,909)	$2,139,424

[1]	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,932	$69,757

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	4,007	2,460
Concessions on consolidated obligation bonds	3,458	2,306
Premiums and discounts on investments, net	(310)	(1,511)
Premiums and discounts on advances	(28,056)	(27,740)
Discounts on Housing and Community Development advances	(3)	(3)
Premiums, discounts and deferred loan costs on mortgage loans, net	371	494
Fair value adjustments on hedged assets or liabilities	30,343	29,287
Other comprehensive income	150	53
Premises, software and equipment	1,743	1,415
Provision for (reversal of) credit losses on mortgage loans	(46)	87
Non-cash interest on mandatorily redeemable capital stock	1,203	1,333
Net realized (gain) loss on retirement of debt	0	4,696
Net realized (gain) loss on sale of held-to-maturity securities	962	0
Other (gains) losses	(62)	(11)
(Increase) decrease in trading securities	58,653	22,153
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(15,681)	(39,270)
(Increase) decrease in accrued interest receivable	9,388	(14,451)
(Increase) decrease in derivative asset – net accrued interest	(40,675)	(12,870)
(Increase) decrease in other assets	1,098	280
Increase (decrease) in accrued interest payable	41,837	38,935
(Increase) decrease in derivative liability – net accrued interest	(5,885)	(12,817)
Increase (decrease) in Affordable Housing Program liability	3,548	3,089
Increase (decrease) in REFCORP liability	(355)	(4,735)
Increase (decrease) in other liabilities	2,785	1,272

Total adjustments	68,473	(5,548)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	135,405	64,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	337,724	(1,093,121)
Net (increase) decrease in Federal funds sold	422,500	1,355,500
Net (increase) decrease in short-term held-to-maturity securities	(677,797)	(270,757)
Proceeds from sale of long-term held-to-maturity securities	81,087	0
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	816,257	741,217
Purchases of long-term held-to-maturity securities	(875,258)	(630,385)
Principal collected on advances	237,332,477	209,438,804
Advances made	(237,419,172)	(210,471,218)
Principal collected on mortgage loans held for portfolio	138,702	133,740
Mortgage loans held for portfolio originated or purchased	(103,772)	(118,470)
Principal collected on other loans made	650	607
Purchases of premises, software and equipment	(1,204)	(2,199)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	52,194	(916,282)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited
(In thousands)

	For the Six Months Ended
	June 30,
	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(38,516)	$(36,480)
Net proceeds from sale of consolidated obligation:
Discount notes	334,131,777	444,441,044
Bonds	10,559,292	3,873,596
Payments for maturing and retired consolidated obligation:
Discount notes	(335,671,775)	(444,612,102)
Bonds	(9,057,429)	(2,816,230)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from issuance of capital stock	800,224	269,356
Payments for repurchase/redemption of capital stock	(19,711)	(17,056)
Payments for repurchase of mandatorily redeemable capital stock	(886,476)	(244,580)
Cash dividends paid	(203)	(174)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(187,817)	852,374

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(218)	301

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	375	148

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157	$449

Supplemental disclosures:
Interest paid	$1,149,323	$982,604

Affordable Housing Program payments	$4,434	$5,280

REFCORP payments	$17,088	$22,174

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
June 30, 2007
NOTE 1 – FINANCIAL STATEMENT PRESENTATION
The accompanying interim financial statements of the Federal Home Loan Bank of Topeka (FHLBank) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions provided by Article 10, Rule 10-01 of Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the FHLBank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.
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
Issuance of SFAS 157: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
Issuance of SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”). SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. Changes in the fair values for the selected items will be recorded in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied to the entire instrument. SFAS 159 is effective as of the beginning of the FHLBank’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank has not yet determined the effect that the implementation of SFAS 159 will have on its financial condition, results of operations or cash flows.
Issuance of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1 "Amendment of FASB Interpretation No. 39” (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39 “Offsetting of Amounts Related to Certain Contracts – An interpretation of APB Opinion No. 10 and FASB Statement No. 105” (herein referred to as “FIN 39”) to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (herein referred to as “SFAS 133”). FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. FSP FIN 39-1 requires the FHLBank to consistently offset the derivative fair value and the collateral fair value. The FHLBank will be required to recognize the effects of applying FIN 39-1 through retrospective application to all financial statements presented unless it is impracticable to do so. The FHLBank, upon adoption of FSP FIN 39-1, will be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank is currently assessing the impact that adoption of this statement will have on its financial condition, results of operations and cash flows.
Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.
Reclassifications: Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 presentations. Such reclassifications have no impact on net income or capital.
NOTE 2 – TRADING SECURITIES
Major Security Types: Trading securities as of June 30, 2007 and December 31, 2006 are summarized in the following table (in thousands):

	Estimated Fair Values
	June 30,	December 31,
	2007	2006

FHLBank obligations[1]	$15,014	$15,052
Fannie Mae[2] obligations	129,758	181,611
Freddie Mac[2] obligations	497,720	503,406
Federal Farm Credit Bank[2] obligations	0	620

Subtotal	642,492	700,689

Ginnie Mae mortgage-backed securities[3]	2,980	3,436

TOTAL	$645,472	$704,125

[1]	See Note 16 for transactions with other FHLBanks.

[2]	Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
Redemption Terms: The estimated fair values of trading securities by contractual maturity as of June 30, 2007 and December 31, 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30,	December 31,
	2007	2006

Due in one year or less	$40,024	$90,890
Due after one year through five years	453,719	354,844
Due after five years through 10 years	148,749	254,955
Due after 10 years	0	0

Subtotal	642,492	700,689

Mortgage-backed securities	2,980	3,436

TOTAL	$645,472	$704,125

For securities held as of June 30, 2007, the net gain (loss) on trading securities during the three-month periods ended June 30, 2007 and 2006 included an unrealized net gain (loss) of $(9,638,000) and $(8,690,000), respectively. For securities held as of June 30, 2007, the net gain (loss) on trading securities for the six-month periods ended June 30, 2007 and 2006 included a net unrealized gain (loss) of $(7,505,000) and $(20,174,000), respectively.
NOTE 3 – AVAILABLE-FOR-SALE SECURITIES
Major Security Types: The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of June 30, 2007 and December 31, 2006 are as follows (in thousands). All securities as of June 30, 2007 and December 31, 2006 were U.S. Treasury Obligations.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Values

As of June 30, 2007	$104,985	$0	$3,403	$101,582

As of December 31, 2006	$106,105	$0	$4,437	$101,668

The FHLBank concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities. Additionally, the FHLBank has the ability and the intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms: The amortized cost and estimated fair values of available-for-sale securities by contractual maturity as of June 30, 2007 and December 31, 2006 are shown in the following table (in thousands). None of these securities are callable or prepayable.

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values

Due in one year or less	$50,186	$49,649	$50,432	$49,143
Due after one year through five years	54,799	51,933	55,673	52,525
Due after five years through 10 years	0	0	0	0
Due after 10 years	0	0	0	0

TOTAL	$104,985	$101,582	$106,105	$101,668

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of June 30, 2007 and December 31, 2006, respectively, were fixed rate securities.
Gains and Losses: There were no sales of available-for-sale securities during the three- or six-month periods ended June 30, 2007 and 2006.
NOTE 4 – HELD-TO-MATURITY SECURITIES
Major Security Types: Held-to-maturity securities as of June 30, 2007 are summarized in the following table (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Values

State or local housing agency obligations	$213,404	$612	$1,567	$212,449
Commercial paper	2,452,944	0	0	2,452,944

Subtotal	2,666,348	612	1,567	2,665,393

Mortgage-backed securities:
Fannie Mae[1]	1,432,740	2,581	11,870	1,423,451
Freddie Mac[1]	1,668,654	2,565	13,804	1,657,415
Ginnie Mae[2]	48,039	150	440	47,749
Other[3]	3,222,780	1,979	57,082	3,167,677

Mortgage-backed securities	6,372,213	7,275	83,196	6,296,292

TOTAL	$9,038,561	$7,887	$84,763	$8,961,685

Held-to-maturity securities as of December 31, 2006 are summarized in the following table (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Values

Fannie Mae[1] obligations	$100,008	$0	$8	$100,000
Freddie Mac[1] obligations	99,940	0	2	99,938
State or local housing agency obligations	238,873	1,444	4,211	236,106
Commercial paper	1,774,449	0	0	1,774,449

Subtotal	2,213,270	1,444	4,221	2,210,493

Mortgage-backed securities:
Fannie Mae[1]	1,145,425	2,269	7,942	1,139,752
Freddie Mac[1]	1,379,899	2,671	10,918	1,371,652
Ginnie Mae[2]	17,118	186	0	17,304
Other[3]	3,621,671	3,121	49,694	3,575,098

Mortgage-backed securities	6,164,113	8,247	68,554	6,103,806

TOTAL	$8,377,383	$9,691	$72,775	$8,314,299

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.

[2]	Ginnie Mae securities are guaranteed by the U.S. government.

[3]	Primarily consists of private-label mortgage-backed securities
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
The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $12,970,000 and $9,859,000 as of June 30, 2007 and December 31, 2006, respectively. Other investments included net discounts of $0 and $52,000 as of June 30, 2007 and December 31, 2006, respectively.
Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of June 30, 2007 and December 31, 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Values	Cost	Fair Values

Due in one year or less	$2,452,944	$2,452,944	$1,974,397	$1,974,386
Due after one year through five years	10,000	10,398	10,000	10,539
Due after five years through 10 years	945	933	600	620
Due after 10 years	202,459	201,118	228,273	224,948

Subtotal	2,666,348	2,665,393	2,213,270	2,210,493

Mortgage-backed securities	6,372,213	6,296,292	6,164,113	6,103,806

TOTAL	$9,038,561	$8,961,685	$8,377,383	$8,314,299

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$2,561,703	$2,098,195
Variable rate	104,645	115,075

Subtotal	2,666,348	2,213,270

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	1,431	26,621
Variable rate	20,131	23,497
Collateralized mortgage obligations:
Fixed rate	3,390,855	3,645,173
Variable rate	2,959,796	2,468,822

Subtotal	6,372,213	6,164,113

TOTAL	$9,038,561	$8,377,383

Gains and Losses: There were no sales of securities during the three-month periods ended June 30, 2007 or 2006. Net losses were realized on the sale of securities during the six-month period ended June 30, 2007 and are included in other income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. There were no sales of securities during the six-month period ended June 30, 2006. Following are details of the 2007 sales (in thousands):

Six-month period
ended June 30, 2007
Total proceeds	$81,087

Gross gains	$378
Gross losses	(1,340)

NET LOSS	$(962)

NOTE 5 – ADVANCES
Redemption Terms: As of June 30, 2007 and December 31, 2006, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances, see Note 6) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in one year or less	$16,500,032	5.16%	$16,628,892	5.14%
Due after one year through two years	1,663,099	4.53	1,815,262	4.57
Due after two years through three years	2,282,463	5.33	2,539,993	4.87
Due after three years through four years	1,696,191	5.24	1,788,008	5.46
Due after four years through five years	711,246	4.78	1,147,407	4.97
Due after five years	5,699,714	4.85	4,546,448	4.68

Total par value	28,552,745	5.07%	28,466,010	5.02%

Discounts on HCD advances	(48)		(51)
Premiums on other advances	107		125
Discounts on other advances	(61,372)		(89,406)
SFAS 133 fair value adjustments	18,662		68,567

TOTAL	$28,510,094		$28,445,245

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2007 and December 31, 2006 include callable advances totaling $4,370,173,000 and $3,781,912,000, respectively. Of these callable advances, there were $4,351,218,000 and $3,779,516,000 of adjustable rate advances as of June 30, 2007 and December 31, 2006, respectively. The table below summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

	June 30,	December 31,
Year of Maturity or Next Call Date	2007	2006

Due in one year or less	$19,860,535	$18,956,544
Due after one year through two years	1,629,278	1,697,254
Due after two years through three years	2,115,252	2,358,273
Due after three years through four years	1,534,058	1,657,008
Due after four years through five years	703,374	1,039,820
Due after five years	2,710,248	2,757,111

TOTAL PAR VALUE	$28,552,745	$28,466,010

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to adjustable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of June 30, 2007 and December 31, 2006 included convertible advances totaling $3,959,691,000 and $3,996,241,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

	June 30,	December 31,
Year of Maturity or Next Conversion or Put Date	2007	2006

Due in one year or less	$19,576,972	$19,600,307
Due after one year through two years	1,845,299	2,324,512
Due after two years through three years	1,977,123	2,242,244
Due after three years through four years	1,054,091	1,207,667
Due after four years through five years	318,821	591,682
Due after five years	3,780,439	2,499,598

TOTAL PAR VALUE	$28,552,745	$28,466,010

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Par amount of advances:
Fixed rate	$22,303,604	$22,557,448
Adjustable rate	6,249,141	5,908,562

TOTAL	$28,552,745	$28,466,010

NOTE 6 – AFFORDABLE HOUSING PROGRAM (AHP)
The Federal Home Loan Bank Act of 1932 (Bank Act), as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues an AHP assessment monthly based on its regulatory income. Calculation of the REFCORP assessment is discussed in Note 7.
The following table details the change in the AHP liability for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Appropriated and reserved AHP funds as of the beginning of the period	$37,993	$33,113	$36,023	$30,567
AHP set aside based on current period regulatory income	3,878	3,736	7,571	7,899
Direct grants disbursed	(2,658)	(3,301)	(4,434)	(5,280)
Recaptured funds[1]	358	108	411	470

Appropriated and reserved AHP funds as of the end of the period	$39,571	$33,656	$39,571	$33,656

[1]	Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; or (2) unused grants. Recaptured funds are reallocated to future periods.
NOTE 7 – RESOLUTION FUNDING CORPORATION (REFCORP)
Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 6. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock under SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.
The following table details the change in the REFCORP liability for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REFCORP obligation as of the beginning of the period	$8,147	$9,066	$8,941	$12,962
REFCORP assessments	8,586	8,227	16,733	17,439
REFCORP payments	(8,147)	(9,066)	(17,088)	(22,174)

REFCORP obligation as of the end of the period	$8,586	$8,227	$8,586	$8,227

NOTE 8 – MORTGAGE LOANS HELD FOR PORTFOLIO
The Mortgage Partnership Finance® (MPF®) Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby participating FHLBank members originate and credit enhance home mortgage loans that are owned by the FHLBank. Dependent upon a member’s business strategy, servicing rights can be retained or sold. The FHLBank does not buy or own any mortgage servicing rights.
The following table presents information as of June 30, 2007 and December 31, 2006 on mortgage loans held for portfolio (in thousands):

	June 30,	December 31,
	2007	2006

Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$787,378	$829,718
Fixed rate, long-term, single-family mortgages	1,547,778	1,540,466

Total par value	2,335,156	2,370,184
Premiums	14,123	14,999
Discounts	(10,559)	(11,090)
Deferred loan costs, net	147	147
SFAS 133 fair value adjustments	(787)	(447)

Total before Allowance for Credit Losses on Mortgage Loans	2,338,080	2,373,793
Allowance for Credit Losses on Mortgage Loans	(852)	(854)

Mortgage Loans, net	$2,337,228	$2,372,939

[1]	Medium-term defined as a term of 15 years or less.
The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $607,000 and $629,000 for the three-month periods ended June 30, 2007 and 2006, respectively. During the six-month periods ended June 30, 2007 and 2006, credit enhancement fees paid by the FHLBank to participating members totaled $1,214,000 and $1,264,000, respectively.

The allowance for credit losses on mortgage loans for the three- and six-month periods ended June 30, 2007 and 2006 was as follows (in thousands):

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Balance, beginning of period	$855	$784	$854	$756
Provision for (reversal of) credit losses on mortgage loans	(3)	28	(46)	87
Charge-offs	0	(48)	44	(79)
Recoveries	0	0	0	0

Balance, end of period	$852	$764	$852	$764

NOTE 9 – CONSOLIDATED OBLIGATIONS
Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Bank Act or Federal Housing Finance Board (Finance Board) regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.
Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in one year or less	$6,443,695	4.53%	$7,279,075	4.15%
Due after one year through two years	6,642,657	4.78	5,812,310	4.43
Due after two years through three years	3,608,878	4.85	2,919,046	4.58
Due after three years through four years	2,628,175	4.88	2,370,417	4.54
Due after four years through five years	2,741,270	4.73	2,489,170	4.66
Due after five years	11,863,763	5.17	11,546,082	4.97

Total par value	33,928,438	4.88%	32,416,100	4.60%

Premiums	7,552		9,065
Discounts	(16,674)		(15,937)
SFAS 133 fair value adjustments	(538,379)		(370,229)

TOTAL	$33,380,937		$32,038,999

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2007 and December 31, 2006 includes callable bonds totaling $23,905,993,000 and $22,523,565,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 2 and 4) and MPF mortgage loans (Note 8). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
Year of Maturity or Next Call Date	2007	2006

Due in one year or less	$25,516,770	$25,721,843
Due after one year through two years	3,728,770	2,722,032
Due after two years through three years	1,609,778	1,229,700
Due after three years through four years	838,900	716,905
Due after four years through five years	342,920	530,820
Due after five years	1,891,300	1,494,800

TOTAL PAR VALUE	$33,928,438	$32,416,100

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006

Par value of consolidated obligation bonds:
Fixed rate	$22,032,895	$18,934,185
Step ups	7,091,000	8,264,430
Step downs	165,000	150,000
Range bonds	4,455,425	4,888,375
Zero coupon	184,118	179,110

TOTAL PAR VALUE	$33,928,438	$32,416,100

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rates

June 30, 2007	$15,195,407	$15,243,630	5.06%

December 31, 2006	$16,736,007	$16,769,707	5.07%

NOTE 10 – CAPITAL
The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act and the Finance Board’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$559,948	$1,535,984	$466,642	$1,647,068
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,105,302	$2,186,948	$2,109,559	$2,224,979
Leverage capital ratio	5.0%	5.6%	5.0%	5.8%
Leverage capital	$2,631,628	$2,954,940	$2,636,948	$3,048,513
Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS 150.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands).

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Mandatorily redeemable capital stock at beginning of period	$47,393	$84,242	$46,232	$64,355
Capital stock subject to mandatory redemption reclassified from equity	347,590	130,865	880,656	240,158
Redemption or repurchase of mandatorily redeemable capital stock	(353,926)	(154,554)	(886,476)	(244,580)
Stock dividend classified as mandatorily redeemable capital stock	558	713	1,203	1,333

Mandatorily redeemable capital stock at end of period	$41,615	$61,266	$41,615	$61,266

NOTE 11 – EMPLOYEE RETIREMENT PLANS
The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.
Net periodic pension cost for the defined benefit portion of the FHLBank’s BEP was as follows for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands).

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Service cost	$63	$23	$123	$47
Interest cost	79	73	154	145
Amortization of unrecognized prior service cost	(7)	(6)	(13)	(12)
Amortization of unrecognized net loss	56	89	110	178

Net periodic postretirement benefit cost	$191	$179	$374	$358

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
For hedge transactions that do not quality for shortcut hedge accounting, the FHLBank completes effectiveness testing at inception and on a monthly basis thereafter. The FHLBank utilizes the rolling regression method and the dollar-offset method to assess effectiveness. When a hedging relationship fails the effectiveness test, hedge accounting is discontinued. The FHLBank continues to mark the derivative to market on a monthly basis but no longer marks the hedged item to market. The fair value basis on the hedged item is amortized as a yield adjustment to income or expense.
Financial Statement Impact and Additional Financial Information: For the three- and six-month periods ended June 30, 2007 and 2006, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Gain (loss) related to fair value hedge ineffectiveness	$(375)	$(945)	$565	$1,098
Gain (loss) on economic hedges	10,775	10,933	6,624	26,992

Net gain (loss) on derivatives and hedging activities	$10,400	$9,988	$7,189	$28,090

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$33,396,685	$(411,092)	$31,789,398	$(268,418)
Economic	2,548,407	8,978	2,394,758	1,025

Interest rate caps/floors
Fair value	117,500	116	217,500	76
Economic	2,336,000	8,214	1,660,000	6,042

Swaptions
Economic	300,000	0	0	0

Mortgage delivery commitments
Economic	18,207	(88)	14,006	(31)

TOTAL	$38,716,799	$(393,872)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest		$(393,872)		$(261,306)
Accrued interest		170,909		124,350

NET DERIVATIVE FAIR VALUE		$(222,963)		$(136,956)

Net derivative asset balances		$105,421		$66,623
Net derivative liability balances		(328,384)		(203,579)

NET DERIVATIVE BALANCES		$(222,963)		$(136,956)

NOTE 13 – ESTIMATED FAIR VALUES
The following estimated fair values have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of June 30, 2007 and December 31, 2006. Although the FHLBank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 16 in the audited 2006 financial statements included in the FHLBank’s annual report on Form 10-K.
The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of June 30, 2007 are summarized in the following table (in thousands):

		Net Unrealized	Estimated Fair
	Carrying Value	Gains (Losses)	Value

Assets:
Cash and due from banks	$157	$0	$157

Interest-bearing deposits	3,989,735	0	3,989,735

Federal funds sold	7,632,000	0	7,632,000

Trading securities	645,472	0	645,472

Available-for-sale securities	101,582	0	101,582

Held-to-maturity securities	9,038,561	(76,876)	8,961,685

Advances	28,510,094	(26,796)	28,483,298

Mortgage loans held for portfolio, net of allowance	2,337,228	(108,385)	2,228,843

Accrued interest receivable	166,699	0	166,699

Derivative assets	105,421	0	105,421

Liabilities:
Deposits	1,079,890	0	1,079,890

Consolidated obligation discount notes	15,195,407	3,795	15,191,612

Consolidated obligation bonds	33,380,937	138,145	33,242,792

Mandatorily redeemable capital stock	41,615	0	41,615

Accrued interest payable	378,580	0	378,580

Derivative liabilities	328,384	0	328,384

Other Asset (Liability):
Standby letters of credit	(1,149)	0	(1,149)

Standby bond purchase agreements	59	1,510	1,569

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2006, are summarized in the following table (in thousands):

		Net Unrealized	Estimated Fair
	Carrying Value	Gains (Losses)	Value

Assets:
Cash and due from banks	$375	$0	$375

Interest-bearing deposits	4,327,459	0	4,327,459

Federal funds sold	8,054,500	0	8,054,500

Trading securities	704,125	0	704,125

Available-for-sale securities	101,668	0	101,668

Held-to-maturity securities	8,377,383	(63,084)	8,314,299

Advances	28,445,245	(4,729)	28,440,516

Mortgage loans held for portfolio, net of allowance	2,372,939	(74,230)	2,298,709

Accrued interest receivable	176,087	0	176,087

Derivative assets	66,623	0	66,623

Liabilities:
Deposits	1,118,406	1	1,118,405

Consolidated obligation discount notes	16,736,007	38	16,735,969

Consolidated obligation bonds	32,038,999	101,015	31,937,984

Mandatorily redeemable capital stock	46,232	0	46,232

Accrued interest payable	336,743	0	336,743

Derivative liabilities	203,579	0	203,579

Other Asset (Liability):
Standby letters of credit	(1,112)	0	(1,112)

Standby bond purchase agreements	(62)	1,177	1,115
NOTE 14 – COMMITMENTS AND CONTINGENCIES
As described in Note 9, as provided by the Bank Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $921,166,817,000 and $902,205,923,000 as of June 30, 2007 and December 31, 2006, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.
Standby letters of credit are executed for members or non-member housing associates for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2007 and December 31, 2006, outstanding standby letters of credit totaled $2,093,344,000 and $2,125,187,000, respectively, and had original terms of three days to seven years and seven days to seven years, respectively, with a final expiration in 2011. Unearned fees, as well as the value of the guarantees related to standby letters of credit, are recorded in other liabilities and amounted to $1,149,000 and $1,112,000 as of June 30, 2007 and December 31, 2006, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.
Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $18,207,000 and $14,006,000 as of June 30, 2007 and December 31, 2006, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(88,000) and $(31,000) as of June 30, 2007 and December 31, 2006, respectively.
The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank expire no later than 2012, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $809,728,000 and $724,342,000 as of June 30, 2007 and December 31, 2006, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three- and six-month periods ended June 30, 2007 and 2006.
The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of June 30, 2007 and December 31, 2006, the FHLBank had delivered cash and securities with a book value of $142,710,000 and $67,430,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. As of June 30, 2007 and December 31, 2006, cash that has been pledged in the amount of $142,710,000 and $67,430,000, respectively, is classified as interest-bearing deposits on the Statements of Condition.
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
Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of June 30, 2007 and December 31, 2006 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

June 30, 2007
		Total		Total		Total
		Class A	Percent of	Class B	Percent of	Capital	Percent of
		Stock Par	Total Class	Stock Par	Total Class	Stock Par	Total Capital
Member Name	State	Value	A	Value	B	Value	Stock

MidFirst Bank	OK	$2,251	0.3%	$297,659	22.0%	$299,910	15.0%
U.S. Central Federal Credit Union	KS	1,000	0.2	213,691	15.8	214,691	10.7

TOTAL		$3,251	0.5%	$511,350	37.8%	$514,601	25.7%

December 31, 2006
		Total		Total		Total
		Class A	Percent of	Class B	Percent of	Capital	Percent of
		Stock Par	Total Class	Stock Par	Total Class	Stock Par	Total Capital
Member Name	State	Value	A	Value	B	Value	Stock

MidFirst Bank	OK	$2,921	0.5%	$287,587	19.5%	$290,508	14.1%
U.S. Central Federal Credit Union	KS	1,000	0.2	302,700	20.5	303,700	14.8

TOTAL		$3,921	0.7%	$590,287	40.0%	$594,208	28.9%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2007 and December 31, 2006 are summarized in the following table (in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	June 30, 2007		December 31, 2006		June 30, 2007		December 31, 2006
	Outstanding	Percent of	Outstanding	Percent of	Outstanding	Percent of	Outstanding	Percent of
Member Name	Advances	Total	Advances	Total	Deposits	Total[1]	Deposits	Total[1]

MidFirst Bank	$5,402,712	18.9%	$5,696,400	20.0%	$20,214	1.9%	$2,804	0.3%
U.S. Central Federal Credit Union	4,250,000	14.9	4,000,000	14.1	40	0.0	40	0.0

TOTAL	$9,652,712	33.8%	$9,696,400	34.1%	$20,254	1.9%	$2,844	0.3%

[1]	Excludes cash pledged as collateral by derivative counterparties, classified as interest-bearing deposits and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.
Neither member originated mortgage loans for or sold mortgages into the MPF program during the three- or six–month periods ended June 30, 2007 or 2006.
Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of June 30, 2007 and December 31, 2006 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	June 30, 2007		December 31, 2006
	Outstanding	Percent	Outstanding	Percent
	Amount	of Total	Amount	of Total

Advances	$178,160	0.6%	$212,124	0.7%

Deposits	$6,035	0.6%	$7,853	0.7%

Class A Common Stock	$7,153	1.1%	$9,042	1.6%
Class B Common Stock	8,215	0.6	11,742	0.8

Total Capital Stock	$15,368	0.8%	$20,784	1.0%

The following table presents summary information on mortgage loans funded or acquired during the three- and six–month periods ended June 30, 2007 and 2006 for members that had an officer or director serving on the FHLBank’s board of directors at June 30, 2007 and June 30, 2006 (in thousands). Information is only included for the period in which an officer or director served on the FHLBank’s board of directors.

For the three-month period ended				For the six-month period ended
June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
Mortgage Loans	Percent	Mortgage Loans	Percent	Mortgage Loans	Percent	Mortgage Loans	Percent
Acquired	of Total	Acquired	of Total	Acquired	of Total	Acquired	of Total

$1,854	3.0%	$1,437	2.1%	$2,470	2.4%	$3,945	3.3%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS
FHLBank Topeka had the following business transactions with other FHLBanks during the three- and six-month periods ended June 30, 2007 and 2006 (in thousands). All transactions occurred at market prices.

	Three-month period ended		Six-month period ended
	June 30,	June 30,	June 30,	June 30,
Business Activity	2007	2006	2007	2006

YTD average overnight interbank loan balances to other FHLBanks[1]	$2,967	$1,374	$1,823	$1,354
YTD average overnight interbank loan balances from other FHLBanks[1]	4,615	3,192	3,978	1,605
YTD average deposit balance with FHLBank of Chicago for MPF transactions[2]	28	27	27	26
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	240	240	479	478
FHLBank system shared expenses[4]	23	139	150	158

[1]	Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

[2]	Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.

[3]	Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004 and are recorded in other expense.

[4]	These are fees paid by FHLBank of Chicago on behalf of the other FHLBanks (e.g., conference expenses, attorney expenses on joint issues) and are recorded in other operating expenses.
NOTE 17 – SUBSEQUENT EVENT
Natural Disasters Could Lead to Possible Losses on Mortgage Loans Held for Portfolio: FHLBank Topeka owns interests in mortgage loans collateralized by properties located in Kansas and Oklahoma that were devastated by flooding from May through July 2007. The total principal amount outstanding for mortgage loans in Federal Emergency Management Agency (FEMA) declared disaster areas, as outlined in FEMA-1711-DR and FEMA-1712-DR, as of June 30, 2007 is $101,886,000. While the FHLBank has not yet determined if any of the residences securing these mortgage loans were damaged in the flooding and, if so, whether the properties were covered by flood insurance, it is possible that the FHLBank may incur losses on some of these mortgage loans; however, we are unable to ascertain the extent of those losses at this time. Management does not anticipate any related losses on these mortgage loans to significantly impact the FHLBank’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of June 30, 2007 and December 31, 2006, and results of operations for the three- and six-month periods ended June 30, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2006.
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
The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite fluctuations in total assets, liabilities and capital in recent quarters, the FHLBank has been able to: (1) achieve its housing mission by meeting member credit needs, and (2) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated.
Table 1
Selected Financial Data (dollar amounts in thousands):

	06/30/2007	03/31/2007	12/31/2006	09/30/2006	06/30/2006

Statement of Condition (at period end)
Total assets	$52,632,560	$49,765,055	$52,738,967	$49,863,846	$47,740,596
Investments[1]	21,407,350	20,338,392	21,565,135	20,291,024	17,041,004
Advances	28,510,094	26,715,893	28,445,245	26,884,116	27,984,188
Mortgage loans held for portfolio, net	2,337,228	2,348,612	2,372,939	2,387,378	2,406,021
Deposits	1,079,890	1,307,684	1,118,406	731,156	864,233
Consolidated obligations, net[2]	48,576,344	45,826,766	48,775,006	46,390,017	43,886,604
Mandatorily redeemable capital stock	41,615	47,393	46,232	50,928	61,266
Capital	2,139,424	2,024,424	2,171,654	2,047,018	1,999,143
Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	54,636	54,249	54,995	53,672	53,597
Provision for (reversal of) credit losses on mortgage loans	(3)	(43)	167	104	28
Other income (loss)	2,130	(779)	2,711	(3,190)	(707)
Other expenses	9,962	9,084	8,790	8,774	7,990
Income before assessments	46,807	44,429	48,749	41,604	44,872
Assessments	12,464	11,840	12,985	11,097	11,963
Net income	34,343	32,589	35,764	30,507	32,909
Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash[3]	89	114	89	91	82
Dividends paid in stock[3]	26,877	26,953	27,942	26,113	24,557
Class A Stock dividend rate	4.45%	4.45%	4.45%	4.45%	4.25%
Class B Stock dividend rate	6.50%	6.50%	6.50%	6.25%	6.05%
Weighted average dividend rate[4]	6.00%	6.03%	6.04%	5.87%	5.66%
Dividend payout ratio	78.52%	83.06%	78.38%	85.90%	74.87%
Return on average equity	6.76%	6.46%	6.87%	6.13%	6.80%
Return on average assets	0.28%	0.27%	0.28%	0.25%	0.28%
Average equity to average assets	4.11%	4.11%	4.14%	4.11%	4.06%
Net interest margin[5]	0.44%	0.44%	0.44%	0.45%	0.45%
Total capital ratio at period end[6]	4.06%	4.07%	4.12%	4.11%	4.19%
Ratio of earnings to fixed charges[7]	1.08	1.07	1.08	1.07	1.08

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]	Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 9 to the quarterly financial statements for a description of the total consolidated obligations of all FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board, which govern the issuance of debt for all FHLBanks in the FHLBank System.

[3]	Dividends classified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as dividends under GAAP were $560,000, $650,000, $633,000, $624,000 and $716,000 for the quarters ended June 30, 2007, March 31, 2007, December 31, 2006, September 30, 2006 and June 30, 2006, respectively.

[4]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.

[5]	Net interest margin is net interest income before provision for credit losses on mortgage loans as a percentage of average earning assets.

[6]	Total capital ratio is GAAP capital stock, which excludes mandatorily redeemable capital stock in accordance with SFAS 150, plus retained earnings and accumulated other comprehensive income as a percentage of total assets at period end.

[7]	The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.

Quarterly Overview
Total assets declined during the first six months of 2007, decreasing by 0.2 percent to $52.6 billion at June 30, 2007 from $52.7 billion at December 31, 2006. The mix of assets changed relatively little in the six-month period, with a $0.4 billion decrease in Federal funds sold and a $0.3 billion decrease in interest-bearing deposits that were offset by a $0.7 billion increase in held-to-maturity investments and a $0.1 billion increase in advances. On the liability side of the balance sheet, discount notes, which are typically used to fund short-term advances and Federal funds sold, decreased by $1.5 billion while longer term consolidated obligation bonds increased by $1.3 billion.
The FHLBank’s net income for the three-month period ended June 30, 2007 was $34.3 million compared to $32.9 million for the three-month period ended June 30, 2006. The increase was primarily attributable to the following:
•	$1.0 million increase in net interest income (increase income);

•	$0.6 million decrease in net income related to net gain (loss) on trading securities (decrease income);

•	$0.4 million increase in net income related to net gain (loss) on derivatives and hedging activities (increase income);

•	$3.0 million increase in other income (increase income);

•	$2.0 million increase in total other expenses (decrease income); and

•	$0.5 million increase in assessments (decrease income).
Net income for the six-month period ended June 30, 2007 was $66.9 million compared to $69.8 million for the six–month period ended June 30, 2006. The decrease was primarily attributable to the following:
•	$2.9 million increase in net interest income (increase income);

•	$1.0 million net realized loss on sale of held-to-maturity securities in 2007 (decrease income);

•	$13.4 million increase in net income related to net gain (loss) on trading securities (increase income);

•	$20.9 million decrease in net income related to net gain (loss) on derivatives and hedging activities (decrease income);

•	$5.0 million increase in other income (increase income);

•	$3.4 million increase in total other expenses (decrease income); and

•	$1.0 million decrease in assessments (increase income).
The FHLBank’s net income for the second quarter of 2007 compared to the second quarter of 2006 was positively affected by the change related to net gain on derivatives and hedging activities and the increase in other income which were partially offset by the negative effect of a loss related to trading securities and the increase in total other expenses. For the first six months of 2007 compared to the first six months of 2006, net income was negatively affected by the decrease in the net gain on derivative and hedging activities and an increase in total other expenses which were only partially offset by the positive effect of the reduction in losses related to trading securities. Since a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), is invested in assets with a short duration and thus earns the equivalent of a short-term money market rate, this part of equity continues to earn a short-term interest rate that was higher than most long-term interest rates because of the inversion of the yield curve for most of the six-month period ended June 30, 2007. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3 for additional discussion on the FHLBank’s DOE. The FHLBank’s net interest margin remained fairly constant at 0.44 percent and 0.45 percent for the three–month periods ended June 30, 2007 and 2006, respectively. The FHLBank’s return on equity (ROE) decreased to 6.76 percent for the second quarter of 2007 compared to 6.80 percent for the same period of 2006. This was primarily due to a decrease in net income related to the net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities mentioned previously. The FHLBank’s net interest margin remained relatively unchanged at 0.44 percent for the six months ended June 30, 2007 compared to 0.45 percent for the six months ended June 30, 2006. Meanwhile, ROE decreased to 6.61 percent for the first six months of 2007 compared to 7.23 percent for the first six months of 2006. As indicated previously, the decrease between the two periods is primarily related to changes in gains (losses) on derivatives and trading securities (i.e., $20.9 million decrease in net income related to net gain (loss) on derivatives and hedging activities offset by $13.4 million increase in net income related to net gain (loss) on trading securities).
Dividends paid for the second quarter of 2007 were 4.45 percent and 6.50 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was an increase over dividends paid for the second quarter of 2006 of 4.25 and 6.05 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The increase in dividend rates corresponds with the level of the average short-term interest rates for the periods. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the second quarter of 2007 over the second quarter of 2006 and for the first six months of 2007 over the first six months of 2006 is primarily attributable to the increase in short-term interest rates (see Table 2) and the overall increase in the average balance of total assets. See Tables 4 through 7 for further information regarding average balances and yields and changes in interest income.
Table 2 presents selected market interest rates as of the dates or periods shown.
Table 2

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	Three-Month	Three-Month	Six-Month	Six-Month
Market Instrument	Average	Average	Average	Average

Overnight Federal funds effective rate[1]	5.25%	4.91%	5.25%	4.68%
3-month Treasury bill[1]	4.86	4.82	4.98	4.66
3-month LIBOR[1]	5.36	5.22	5.36	4.99
2-year U.S. Treasury note[1]	4.80	4.99	4.79	4.79
5-year U.S. Treasury note[1]	4.76	4.99	4.70	4.77
10-year U.S. Treasury note[1]	4.85	5.07	4.76	4.82
30-year residential mortgage note rate[2]	6.31	6.64	6.23	6.44

	June 30,	December 31,	June 30,
	2007	2006	2006
Market Instrument	Ending Rate	Ending Rate	Ending Rate

Federal Open Market Committee (FOMC) target rate for overnight Federal funds	5.25%	5.25%	5.25%
3-month Treasury bill[1]	4.81	5.01	4.99
3-month LIBOR[1]	5.36	5.36	5.48
2-year U.S. Treasury note[1]	4.87	4.81	5.16
5-year U.S. Treasury note[1]	4.93	4.70	5.10
10-year U.S. Treasury note[1]	5.03	4.70	5.14
30-year residential mortgage note rate[2]	6.50	6.22	6.80

[1]	Source is Bloomberg.

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.
Net income is subject to volatility not only from changes in interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the second quarter of 2007 compared to the second quarter of 2006 and for the first six months of 2007 compared to the first six months of 2006 (in thousands):
Table 3

	Increase (Decrease) in Earnings Components
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007 vs. 2006		June 30, 2007 vs. 2006
	Dollar	Percent	Dollar	Percent
	Change	Change	Change	Change

Total interest income	$60,660	10.2%	$168,370	14.7%
Total interest expense	59,621	11.0	165,465	16.0

Net interest income before provision for credit losses on mortgage loans	1,039	1.9	2,905	2.7
Provision for (reversal of) credit losses on mortgage loans	(31)	(110.7)	(133)	(152.9)

Net interest income after provision for credit losses on mortgage loans	1,070	2.0	3,038	2.9

Net gain (loss) on trading securities	(617)	(6.8)	13,362	63.9
Net gain (loss) on derivatives and hedging activities	412	4.1	(20,901)	(74.4)
Other non-interest income	3,042	181.7	4,041	174.6

Total non-interest income	2,837	401.3	(3,498)	(72.1)

Operating expenses	712	10.1	1,990	14.6
Other non-interest expense	1,260	134.9	1,409	70.2

Total other expense	1,972	24.7	3,399	21.7

AHP assessments	142	3.8	(328)	(4.2)
REFCORP assessments	359	4.4	(706)	(4.0)

Total assessments	501	4.2	(1,034)	(4.1)

Net income	$1,434	4.4%	$(2,825)	(4.0)%

Net Interest Income – Net interest income increased 1.9 percent from $53.6 million in the second quarter of 2006 to $54.6 million in the second quarter of 2007, while the FHLBank’s net interest margin decreased from 0.45 percent for the second quarter of 2006 to 0.44 percent for the second quarter of 2007. Interest income on interest-earning assets increased from the second quarter of 2006 to the second quarter of 2007 primarily because of increasing interest rates but also because of an increase in the volume of interest-earning assets as reflected in Table 5. Similar interest rate and volume effects occurred in interest-bearing liabilities. There were similar changes in rates and volumes for both interest-earning assets and interest-bearing liabilities, but the net interest spread reflected in Table 4 increased from 0.18 percent for the second quarter of 2006 to 0.20 percent for the second quarter of 2007 as the FHLBank experienced a slight increase between its returns on money market investments and advances and its cost of funds during the second quarter of 2007.
Net interest income increased 2.7 percent from $106.0 million for the first six months of 2006 to $108.9 million for the first six months of 2007 primarily because of the impact of increasing interest rates on invested capital. However, the FHLBank’s net interest margin decreased from 0.45 percent for the six months ended June 30, 2006 to 0.44 for the six months ended June 30, 2007. As reflected in Table 6, the FHLBank’s net interest spread fell from 0.20 percent during the first half of 2006 to 0.19 percent during the first half of 2007. However, Table 7 demonstrates that, while the impacts of changes in volumes and a lower net interest spread served to decrease net interest income from the first half of 2006 to the first half of 2007, the increase in interest rates between the periods offset the negative impact of lower spreads and resulted in an increase in net interest income from 2006 to 2007.
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

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended June 30, 2007 and 2006 (in thousands):
Table 4

	For the Three-Month Periods Ended
	June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$4,399,456	$58,888	5.37%	$5,355,515	$67,099	5.03%
Federal funds sold and resale agreements	7,306,277	97,309	5.34	3,765,911	46,757	4.98
Investments[6]	8,636,636	114,908	5.34	8,366,336	107,627	5.16
Advances[1,7]	26,541,572	354,880	5.36	27,606,554	343,503	4.99
Mortgage loans held for portfolio[1,4,5]	2,345,527	30,435	5.20	2,407,820	30,705	5.11
Other interest-earning assets	62,250	994	6.40	66,928	1,063	6.37

Total earning assets	49,291,718	657,414	5.35	47,569,064	596,754	5.03
Other non-interest-earning assets	309,275			221,741

Total assets	$49,600,993			$47,790,805

Interest-bearing liabilities:
Deposits	$1,010,287	$12,971	5.15%	$759,962	$9,057	4.78%
Consolidated obligations:[1]
Discount Notes	12,901,250	168,065	5.23	13,079,869	159,407	4.89
Bonds	32,928,714	420,729	5.12	31,014,647	373,504	4.83
Other borrowings	78,447	1,013	5.17	101,028	1,189	4.72

Total interest-bearing liabilities	46,918,698	602,778	5.15	44,955,506	543,157	4.85
Capital and other non-interest-bearing funds	2,682,295			2,835,299

Total funding	$49,600,993			$47,790,805

Net interest income and net interest spread[2]		$54,636	0.20%		$53,597	0.18%

Net interest margin[3]			0.44%			0.45%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $607,000 and $629,000 for the quarters ended June 30, 2007 and 2006, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the second quarters of 2007 and 2006 (in thousands):
Table 5

	For the Three Months Ended
	June 30, 2007 vs. 2006
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total

Interest Income:
Interest-bearing deposits	$(11,978)	$3,767	$(8,211)
Federal funds sold and resale agreements	43,956	6,596	50,552
Investments	3,477	3,804	7,281
Advances	(13,251)	24,628	11,377
Mortgage loans held for portfolio	(794)	524	(270)
Other assets	(75)	6	(69)

Total earning assets	21,335	39,325	60,660

Interest Expense:
Deposits	2,983	931	3,914
Consolidated obligations:
Discount notes	(2,177)	10,835	8,658
Bonds	23,051	24,174	47,225
Other borrowings	(265)	89	(176)

Total interest-bearing liabilities	23,592	36,029	59,621

Change in net interest income	$(2,257)	$3,296	$1,039

[1]	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.

Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2007 and 2006 (in thousands):
Table 6

	For the Six-Month Periods Ended
	June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Income/		Average	Income/
	Balance	Expense	Yield	Balance	Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$4,344,651	$115,776	5.37%	$4,961,447	$118,345	4.81%
Federal funds sold and resale agreements	7,186,092	190,296	5.34	4,129,766	97,051	4.74
Investments[6]	8,729,717	231,915	5.36	8,290,267	209,173	5.09
Advances[1,7]	26,736,450	710,953	5.36	27,683,858	655,325	4.77
Mortgage loans held for portfolio[1,4,5]	2,353,319	60,796	5.21	2,411,162	61,300	5.13
Other interest-earning assets	62,898	1,999	6.41	68,689	2,171	6.37

Total earning assets	49,413,127	1,311,735	5.35	47,545,189	1,143,365	4.85
Other non-interest-earning assets	292,436			215,295

Total assets	$49,705,563			$47,760,484

Interest-bearing liabilities:
Deposits	$983,149	$25,103	5.15%	$790,115	$17,764	4.53%
Consolidated obligations:[1]
Discount Notes	13,029,574	338,243	5.24	13,303,870	306,478	4.65
Bonds	32,926,842	837,337	5.13	30,792,788	710,851	4.66
Other borrowings	83,302	2,167	5.24	100,035	2,292	4.62

Total interest-bearing liabilities	47,022,867	1,202,850	5.16	44,986,808	1,037,385	4.65
Capital and other non-interest-bearing funds	2,682,696			2,773,676

Total funding	$49,705,563			$47,760,484

Net interest income and net interest spread[2]		$108,885	0.19%		$105,980	0.20%

Net interest margin[3]			0.44%			0.45%

[1]	Interest income/expense and average rates include the effect of associated derivatives.

[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.

[4]	The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,214,000 and $1,264,000 for the six months ended June 30, 2007 and 2006, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.

[6]	The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.

[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first six months of 2007 and 2006 (in thousands):
Table 7

	For the Six Months Ended
	June 30, 2007 vs. 2006
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total

Interest Income:
Interest-bearing deposits	$(14,712)	$12,143	$(2,569)
Federal funds sold and resale agreements	71,825	21,420	93,245
Investments	11,088	11,654	22,742
Advances	(22,427)	78,055	55,628
Mortgage loans held for portfolio	(1,470)	966	(504)
Other assets	(183)	11	(172)

Total earning assets	44,121	124,249	168,370

Interest Expense:
Deposits	4,340	2,999	7,339
Consolidated obligations:
Discount notes	(6,319)	38,084	31,765
Bonds	49,265	77,221	126,486
Other borrowings	(383)	258	(125)

Total interest-bearing liabilities	46,903	118,562	165,465

Change in net interest income	$(2,782)	$5,687	$2,905

[1]	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.

[2]	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of $10.4 million and $10.0 million for the quarters ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the net gain (loss) on derivatives and hedging activities was $7.2 million and $28.1 million, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates during any three,- six-, nine-, or 12-month period. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses on its derivatives when the general level of interest rates falls over the period.
Net Gain (Loss) on Trading Securities – Historically, all of our trading securities have been related to economic hedges. Therefore, all of the gains (losses) relating to trading securities are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities are sensitive to the general level of interest rates. Gains (losses) in this category move in the opposite direction of and partially offset the net gain (loss) on derivative and hedging activities. The FHLBank generally records gains on its trading securities when the general level of interest rates falls over the period and records losses on its trading securities when the general level of interest rates rises over the period.

Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2007 (in thousands):
Table 8

				Consolidated
				Obligation	Consolidated
			Mortgage	Discount	Obligation	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(13,238)	$0	$(109)	$0	$(1,333)	$0	$(14,680)

Net gain (loss) on derivative and hedging activities:
Fair value hedges	(943)	0	0	0	568	0	(375)
Economic hedges – unrealized gain (loss) due to fair value changes	0	10,395	(318)	53	145	(28)	10,247
Economic hedges – net interest received (paid)	0	483	0	(75)	88	32	528

Subtotal	(943)	10,878	(318)	(22)	801	4	10,400

Net gain (loss) on trading securities	0	(9,638)	0	0	0	0	(9,638)

Total	$(14,181)	$1,240	$(427)	$(22)	$(532)	$4	$(13,918)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2006 (in thousands):
Table 9

				Consolidated
				Obligation	Consolidated
			Mortgage	Discount	Obligation	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(14,364)	$(1)	$23	$0	$(1,067)	$0	$(15,409)

Net gain (loss) on derivative and hedging activities:
Fair value hedges	(42)	0	0	0	(903)	0	(945)
Economic hedges – unrealized gain (loss) due to fair value changes	0	9,680	(276)	313	1,372	(53)	11,036
Economic hedges – net interest received (paid)	0	(364)	0	3	199	59	(103)

Subtotal	(42)	9,316	(276)	316	668	6	9,988

Net gain (loss) on trading securities	0	(9,021)	0	0	0	0	(9,021)

Total	$(14,406)	$294	$(253)	$316	$(399)	$6	$(14,442)

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2007 (in thousands):
Table 10

				Consolidated
				Obligation	Consolidated
			Mortgage	Discount	Obligation	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(27,641)	$(1)	$(102)	$0	$(2,651)	$0	$(30,395)

Net gain (loss) on derivative and hedging activities:
Fair value hedges	(925)	0	0	0	1,490	0	565
Economic hedges – unrealized gain (loss) due to fair value changes	0	6,204	(295)	(133)	15	(62)	5,729
Economic hedges – net interest received (paid)	0	818	0	(168)	176	69	895

Subtotal	(925)	7,022	(295)	(301)	1,681	7	7,189

Net gain (loss) on trading securities	0	(7,564)	0	0	0	0	(7,564)

Total	$(28,566)	$(543)	$(397)	$(301)	$(970)	$7	$(30,770)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2006 (in thousands):
Table 11

				Consolidated
				Obligation	Consolidated
			Mortgage	Discount	Obligation	Intermediary
	Advances	Investments	Loans	Notes	Bonds	Positions	Total

Amortization/accretion of hedging activities in net margin	$(27,320)	$(2)	$76	$0	$(2,095)	$0	$(29,341)

Net gain (loss) on derivative and hedging activities:
Fair value hedges	(520)	0	0	0	1,618	0	1,098
Economic hedges – unrealized gain (loss) due to fair value changes	0	23,275	(436)	313	5,079	(110)	28,121
Economic hedges – net interest received (paid)	0	(1,596)	0	3	345	119	(1,129)

Subtotal	(520)	21,679	(436)	316	7,042	9	28,090

Net gain (loss) on trading securities	0	(20,926)	0	0	0	0	(20,926)

Total	$(27,840)	$751	$(360)	$316	$4,947	$9	$(22,177)

Other Non-interest Income – Included in other non-interest income are realized gains (losses) from the sale of held-to-maturity securities. In the first quarter of 2007, several held-to-maturity securities were sold. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. The FHLBank realized a net loss of $1.0 million for the six months ended June 30, 2007. There were no sales of securities during the three months ended June 30, 2007 or 2006.
Return on Equity – Return on equity was 6.76 percent (annualized) in the second quarter of 2007, a decrease of 4 basis points from 6.80 percent for the second quarter of 2006. This decrease reflects the higher average balance of equity for the second quarter of 2007 which was partially offset by a 4.4 percent increase in net income, from $32.9 million in the second quarter of 2006 to $34.3 million in the second quarter of 2007. As discussed previously in “Results of Operations – Net Interest Income” in this Item 2 and reflected in Table 3, the primary contributor to the decrease in ROE was the decrease in net income related to net gain (loss) on derivatives and hedging activities and gain (loss) on trading securities from the second quarter 2006 to the second quarter 2007.
Return on equity was 6.61 percent (annualized) for the first six months of 2007, a decrease of 62 basis points from 7.23 percent for the first six months of 2006. As discussed previously in “Results of Operations – Net Interest Income” in this Item 2 and reflected in Tables 6 and 7, the increase in interest rates from 2006 to 2007 would normally have resulted in an increase in ROE as the FHLBank’s yield on interest-earning assets increased from 4.85 percent during the six-month period ended June 30, 2006 to 5.35 percent during the six-month period ended June 30, 2007. However, net income decreased from $69.8 million for the six months ended June 30, 2006 to $66.9 million for the six months ended June 30, 2007, which represents a 4.0 percent decrease. The primary driver in the decrease in the FHLBank’s net income and ROE from the first half of 2006 to the first half of 2007 was a $20.9 million decrease in net income related to net gain (loss) on derivatives and hedging activities that was partially offset by a $13.4 million increase in net income related to net gain (loss) on trading securities. Another factor contributing to the decrease in ROE between the periods was a slight tightening in interest spreads. While total interest income increased 14.7 percent to $1.3 billion in the first six months of 2007 versus the first six months of 2006, total interest expense increased 16.0 percent to $1.2 billion. The larger increase in total interest expense compared to interest income from 2006 to 2007 is a result of tightening spreads on mortgage-backed securities over the first half of 2007 partially offset by some increased spreads on money market investments and advances during the second quarter that were previously discussed. Average capital grew a modest 4.9 percent from $1.9 billion for the six-month period ended June 30, 2006 to $2.0 billion for the six-month period ended June 30, 2007. The growth in capital along with the decline in net income contributed to the decrease in ROE for the first six months of 2007 over the first six months of 2006.
Financial Condition
Overall – Table 12 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2006 to June 30, 2007 (in thousands):

Table 12

	Increase (Decrease) in Components
	June 30, 2007 vs. December 31, 2006
	Dollar	Percent
	Change	Change

Assets:
Cash and due from banks	$(218)	(58.1)%
Investments[1]	(157,785)	(0.7)
Advances	64,849	0.2
Mortgage loans held for portfolio, net	(35,711)	(1.5)
Derivatives assets	38,798	58.2
Other assets	(16,340)	(5.7)

Total assets	$(106,407)	(0.2)%

Liabilities:
Deposits	$(38,516)	(3.4)%
Consolidated obligations, net	(198,662)	(0.4)
Mandatorily redeemable capital stock	(4,617)	(10.0)
Derivative liabilities	124,805	61.3
Other liabilities	42,813	10.1

Total liabilities	(74,177)	(0.1)

Capital:
Capital stock outstanding	(46,313)	(2.3)
Retained Earnings	12,899	7.5
Accumulated other comprehensive income	1,184	16.7

Total capital	(32,230)	(1.5)

Total liabilities and capital	$(106,407)	(0.2)%

[1]	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell
Advances – Outstanding advances increased by 0.2 percent from $28.4 billion on December 31, 2006 to $28.5 billion on June 30, 2007 (see Table 12), with no significant change in the mix of advance products between those dates. During the first six months of 2007, the par value of total fixed rate advances decreased by $0.3 billion and the par value of total adjustable rate advances, including lines of credit, increased by $0.3 billion (see Table 13). From December 31, 2006 to June 30, 2007, SFAS 133 basis adjustments on advances decreased primarily as a result of the decreased level of convertible advances, which are hedged by the FHLBank with derivatives.
We expect the FHLBank’s prospect for growth in advances to existing members for the remainder of 2007 will be limited as members’ originations of mortgage loans held in portfolio slow due to increased mortgage rates and the slowing housing market. We also expect that existing members will continue to utilize excess liquidity from maturing investments and from other sources such as customer deposits to fund any increased loan demand before turning to the FHLBank for wholesale borrowings in the form of advances. The FHLBank expects that any advance growth during the remainder of 2007 will come from new FHLBank members, primarily from new or recent insurance company members.

Table 13 summarizes the par value of the FHLBank’s advances outstanding by product as of June 30, 2007 and December 31, 2006 (in thousands):
Table 13

	June 30, 2007		December 31, 2006
	Dollar	Percent	Dollar	Percent

Standard advance products:
Line of credit	$1,171,594	4.1%	$1,196,241	4.2%
Short-term fixed rate advances	11,550,811	40.4	10,944,904	38.4
Long-term fixed rate advances	5,594,764	19.6	6,470,905	22.8
Fixed rate callable advances	16,625	0.1	125	0.0
Fixed rate amortizing advances	501,805	1.8	521,289	1.8
Fixed rate callable amortizing advances	2,199	0.0	2,140	0.0
Fixed rate convertible advances	3,959,691	13.9	3,996,241	14.0
Adjustable rate advances	605,829	2.1	715,305	2.5
Adjustable rate callable advances	4,327,672	15.2	3,765,216	13.2
Customized advances:
Advances with embedded caps or floors	117,500	0.4	217,500	0.8
Standard housing and community development advances:
Fixed rate	350,808	1.2	319,207	1.1
Fixed rate amortizing advances	326,750	1.1	302,484	1.1
Fixed rate callable amortizing advances	131	0.0	131	0.0
Adjustable rate advances	3,000	0.0	0	0.0
Adjustable rate callable advances	23,546	0.1	14,300	0.1
Fixed rate amortizing advances funded through AHP	20	0.0	22	0.0

Total Par Value	$28,552,745	100.0%	$28,466,010	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date or conversion of an advance.
Total advances as a percentage of total assets increased slightly from 53.9 percent as of December 31, 2006 to 54.2 percent as of June 30, 2007. The percentage of total advances to total assets is expected to hold relatively steady within a range from 53 to 60 percent in future periods as any growth in the mortgage loan portfolio is accommodated on the FHLBank’s balance sheet through a reduction in money market and other short-term investments. The average yield on advances was 5.36 percent for the three months ended June 30, 2007, compared to 4.99 percent for the three months ended June 30, 2006. Additionally, the average yield on advances was 5.36 percent and 4.77 percent for the six months ended June 30, 2007 and 2006, respectively.
As detailed in Table 13, 76.2 percent of the FHLBank’s advance portfolio as of June 30, 2007, reprices within three months compared to 73.2 percent as of December 31, 2006. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Table 14 presents information on the FHLBank’s five largest borrowers as of June 30, 2007 and December 31, 2006 (in thousands). Table 15 presents the interest income associated with these advances for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands). The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances.

Table 14

			June 30, 2007		December 31, 2006
				Percent		Percent
			Advance	of Total	Advance	of Total
Borrower Name	City	State	Par Value	Advances	Par Value	Advances

MidFirst Bank	Oklahoma City	OK	$5,402,712	18.9%	$5,696,400	20.0%
U.S. Central Federal Credit Union	Lenexa	KS	4,250,000	14.9	4,000,000	14.1
Security Life of Denver Ins. Co.	Denver	CO	2,934,000	10.3	2,334,000	8.2
Capitol Federal Savings Bank	Topeka	KS	2,896,000	10.1	3,296,000	11.5
Security Benefit Life Insurance Co.	Topeka	KS	1,394,330	4.9	1,269,330	4.5

Total			$16,877,042	59.1%	$16,595,730	58.3%

Table 15

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total
	Advance	Advance	Advance	Advance	Advance	Advance	Advance	Advance
Borrower Name	Income	Income[1]	Income	Income[1]	Income	Income[1]	Income	Income[1]

MidFirst Bank	$69,698	20.7%	$67,648	20.6%	$142,366	21.1%	$126,941	20.0%
Security Life of Denver Ins. Co.	38,687	11.5	15,736	4.6	72,261	10.7	27,992	4.4
U.S. Central Federal Credit Union	34,677	10.3	43,866	13.3	74,425	11.0	77,671	12.3
Capitol Federal Savings Bank	34,102	10.1	36,588	11.1	69,543	10.3	73,285	11.6
Security Benefit Life Insurance Co.	18,367	5.4	14,971	4.8	35,648	5.3	28,142	4.4

Total	$195,531	58.0%	$178,809	54.4%	$394,243	58.4%	$334,031	52.7%

[1]	Total advance income excludes net interest settlements on derivatives.
MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the Federal Home Loan Bank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was a slight reduction in the MPF portfolio during 2007, as new loans acquired from in-district participating financial institutions (PFIs) were not quite enough to offset the amount of loans paid down during the three– and six–month periods ended June 30, 2007. The FHLBank devoted resources during the first six months of 2007 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans during the remainder of 2007. The FHLBank did not acquire any out-of-district mortgage loans during the first six months of 2007 and is unlikely to do so during the remainder of 2007 unless the relative value of fixed rate mortgage loans to its cost of funds improves significantly.

Table 16 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of June 30, 2007 and December 31, 2006 and the percentage of those loans to total MPF loans outstanding as of each date:
Table 16

	MPF Loan	Percent of	MPF Loan	Percent of
	Balance as of	Total	Balance as of	Total
PFI Name	June 30, 2007	MPF Loans	December 31, 2006	MPF Loans

LaSalle National Bank, N.A.[1]	$560,925	24.0%	$601,399	25.4%
TierOne Bank	495,705	21.2	495,211	20.9
Bank of the West[2]	450,084	19.3	476,467	20.1
Sunflower Bank, NA	61,154	2.6	64,233	2.7
Golden Belt Bank, FSA	37,643	1.6	38,520	1.6

Total	$1,605,511	68.7%	$1,675,830	70.7%

[1]	Out-of-district loans acquired from Federal Home Loan Bank of Chicago.

[2]	Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.
The average yield on mortgage loans for the second quarter of 2007 was 5.20 percent compared to 5.11 percent for the second quarter of 2006. For the six-month periods ended June 30, 2007 and 2006, the average yield on mortgage loans was 5.21 percent and 5.13 percent, respectively. The average yield on mortgage loans increased due primarily to the increase in mortgage interest rates and a decrease in the net write-off of the amortization of premium as a result of the decline in mortgage loan prepayments and the increase in estimated lives of existing mortgage loans because of increasing mortgage interest rates. The average yield on mortgage loans is expected to remain stable or increase slightly in response to anticipated increases in market interest rates during the remainder of 2007. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO® score2 and loan-to-value ratio (LTV)3 recorded at origination for conventional mortgage loans held in portfolio at June 30, 2007 was 740.4 with a 72.2 percent LTV. The FHLBank believes it has minimal exposure to sub-prime loans due to its unique business model, conservative policies pertaining to advances collateral and investments, and reduced credit risk due to the design of its mortgage loan programs. Under the MPF Program, the FHLBank does not fund or purchase mortgage loans that are originated as sub-prime or nontraditional loans (e.g., adjustable loans with teaser rates, low FICO scores/high loan-to-values, interest-only loans, negative amortization loans, etc.). Even though the mortgage loans on its books are not classified sub-prime or nontraditional, management has added supplemental monitoring processes to review all mortgage loans where the borrower’s original FICO score was equal to or less than 660.
Table 17 presents the unpaid principal balance for conventional and government-insured mortgage loans as of June 30, 2007 and December 31, 2006 (in thousands):
Table 17

	June 30,	December 31,
	2007	2006

Conventional mortgage loans	$2,267,606	$2,307,079
Government-insured mortgage loans	67,550	63,105

Total outstanding mortgage loans	$2,335,156	$2,370,184

[2]	FICO® is a widely used credit industry model developed by Fair Isaac Corporation to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered “sub-prime.”

[3]	LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk of loss generating a default and also means higher loss severity.

Table 18 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of June 30, 2007 and December 31, 2006 (in thousands):
Table 18

	June 30,	December 31,
	2007	2006

Performing mortgage loans	$2,330,334	$2,365,122
Non-performing mortgage loans	4,506	4,379
Mortgage loans 90 days or more past due and accruing	316	683

Total outstanding mortgage loans	$2,335,156	$2,370,184

MPF Allowance for Credit Losses on Mortgage Loans: The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the statement of condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios. Management believes that policies and procedures are in place to manage the credit risk on MPF mortgage loans.
Table 19 details the change in the allowance for mortgage loan losses for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):
Table 19

	Three-month periods ended		Six-month periods ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Balance, beginning of period	$855	$784	$854	$756
Provision for (reversal of) credit losses on mortgage loans	(3)	28	(46)	87
Charge-offs	0	(48)	44	(79)
Recoveries	0	0	0	0

Balance, end of period	$852	$764	$852	$764

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three- and six-month periods ended June 30, 2007 and 2006.
Investments – As indicated in Table 12, total investments decreased 0.7 percent from December 31, 2006 to June 30, 2007. Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 5.35 percent during the second quarter of 2007, compared to 5.08 percent during the second quarter of 2006. For the six months ended June 30, 2007 and 2006, the average yield on investments was 5.35 percent and 4.93 percent, respectively. Since the FOMC has not raised the target overnight Federal funds rate since June 2006, the average yield on the FHLBank’s investments has remained relatively stable over the past twelve months. At this time, there is considerable uncertainty about the direction of the next change in the overnight Federal funds target rate. This uncertainty, together with the continued relative flatness of at least a portion of the U.S. Treasury yield curve, resulted in a tightening of spreads between the yield on investments and the FHLBank’s cost of funds for a good portion of the first half of 2007. This could put some downward pressure on average spreads that the FHLBank realizes on its investment portfolio in future periods. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.
Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $14.2 billion at June 30, 2007, compared to $14.5 billion at December 31, 2006. The decrease was primarily due to a decrease in Federal funds sold and interest bearing deposits, partially offset by an increase in commercial paper. The decrease in the short-term liquidity portfolios was the result of the overall reduction in assets due to a decrease in the FHLBank’s total capital during the first six months of 2007. The FHLBank’s long-term investment portfolio, consisting of U.S. Treasury obligations, U.S. government agency and government sponsored enterprise (GSE) securities, MBS/CMO and taxable state or local housing finance agency securities, increased from $7.1 billion at December 31, 2006 to $7.2 billion at June 30, 2007.
The carrying value and contractual maturity of the FHLBank’s investments as of June 30, 2007 and December 31, 2006 are summarized by security type in Tables 20 and 21 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.
Table 20

June 30, 2007
			Due after one	Due after five
	Carrying	Due in one year	year through	years through	Due after 10
Security Type	Value	or less	five years	10 years	years

Interest bearing deposits:
CDs	$3,747,000	$3,747,000	$0	$0	$0
Bank notes	100,000	100,000	0	0	0
Swap cash collateral	142,710	142,710	0	0	0
MPF deposits	25	25	0	0	0

Total interest bearing deposits	3,989,735	3,989,735	0	0	0

Federal funds sold:
Overnight Federal funds sold	5,477,000	5,477,000	0	0	0
Term Federal funds sold	2,155,000	2,155,000	0	0	0

Total Federal funds sold	7,632,000	7,632,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	15,014	15,014	0	0	0
Fannie Mae obligations[1]	129,758	25,010	51,312	53,436	0
Freddie Mac obligations[1]	497,720	0	402,407	95,313	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	2,980	0	0	0	2,980

Total trading securities	645,472	40,024	453,719	148,749	2,980

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,582	49,649	51,933	0	0

Total available-for-sale securities	101,582	49,649	51,933	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	2,452,944	2,452,944	0	0	0
State or local housing agencies	213,404	0	10,000	945	202,459
Mortgage-backed securities:
Fannie Mae obligations[1]	1,432,740	0	0	0	1,432,740
Freddie Mac obligations[1]	1,668,654	0	0	19,146	1,649,508
Ginnie Mae obligations[2]	48,039	0	0	1,432	46,607
Other – non-government	3,222,780	0	0	0	3,222,780

Total held-to-maturity securities	9,038,561	2,452,944	10,000	21,523	6,554,094

Total	$21,407,350	$14,164,352	$515,652	$170,272	$6,557,074

[1]	Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 21

December 31, 2006
			Due after one	Due after five
	Carrying	Due in one	year through	years through	Due after 10
Security Type	Value	year or less	five years	10 years	years

Interest bearing deposits:
CDs	$3,985,000	$3,985,000	$0	$0	$0
Bank notes	275,000	275,000	0	0	0
Swap cash collateral	67,430	67,430	0	0	0
MPF deposits	29	29	0	0	0

Total interest bearing deposits	4,327,459	4,327,459	0	0	0

Federal funds sold:
Overnight Federal funds sold	5,935,500	5,935,500	0	0	0
Term Federal funds sold	2,119,000	2,119,000	0	0	0

Total Federal funds sold	8,054,500	8,054,500	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	620	620	0	0	0
FHLBank obligations	15,052	15,052	0	0	0
Fannie Mae obligations[1]	181,611	75,218	52,063	54,330	0
Freddie Mac obligations[1]	503,406	0	302,781	200,625	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	3,436	0	0	0	3,436

Total trading securities	704,125	90,890	354,844	254,955	3,436

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,668	49,143	52,525	0	0

Total available-for-sale securities	101,668	49,143	52,525	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,774,449	1,774,449	0	0	0
State or local housing agencies	238,873	0	10,000	600	228,273
Fannie Mae obligations[1]	100,008	100,008	0	0	0
Freddie Mac obligations[1]	99,940	99,940	0	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	1,145,425	0	536	2,395	1,142,494
Freddie Mac obligations[1]	1,379,899	0	0	3,664	1,376,235
Ginnie Mae obligations[2]	17,118	0	275	2,093	14,750
Other – non-government	3,621,671	0	0	0	3,621,671

Total held-to-maturity securities	8,377,383	1,974,397	10,811	8,752	6,383,423

Total	$21,565,135	$14,496,389	$418,180	$263,707	$6,386,859

[1]	Fannie Mae, Freddie Mac and Federal Farm Credit Bank are GSEs. GSE securities are not guaranteed by the U.S. government.

[2]	Ginnie Mae securities are guaranteed by the U.S. government.
Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 5.15 percent for the second quarter of 2007 and 4.78 percent for the second quarter of 2006. For the six months ended June 30, 2007 and 2006, the annualized average rate paid on interest-bearing deposits was 5.15 percent and 4.53 percent, respectively. The average rate paid on deposits increased in tandem with rising short-term interest rates during and between those periods. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.
Consolidated Obligations – Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances, mortgage loans and investments. As noted under “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank uses debt with a variety of maturities and option characteristics to manage its DOE and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically reconfigure funding terms and costs.
During the first six months of 2007, the FHLBank’s total consolidated obligation balances decreased as funding needs for advances, mortgage loans and investments decreased. While outstanding consolidated obligations decreased only 0.4 percent from December 31, 2006 to June 30, 2007 (see Table 12), the mix between discount notes and bonds changed over the period. Discount notes decreased by $1.5 billion and bonds increased by $1.3 billion from December 31, 2006 to June 30, 2007. The reason for the change in the funding mix was that the cost relative to one- or three-month LIBOR of consolidated obligation bonds hedged with an interest rate swap was lower than the cost of discount notes with similar terms. The average annualized effective rate paid on consolidated obligations was 5.15 percent and 4.85 percent for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the average annualized effective rates paid on consolidated obligations were 5.16 percent and 4.65 percent, respectively. The average effective rate paid on consolidated obligations increased in response to increasing market interest rates and increased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, during the last half of 2006 and first six months of 2007, the FHLBank shifted its investment strategy from acquiring fixed rate MBS/CMOs to purchasing adjustable rate MBS/CMOs with embedded caps. The FHLBank also began purchasing interest rate caps and swaptions as economic hedges to mitigate a portion of the cap risk embedded in the adjustable rate MBS/CMOs. Management expects that the net interest spread on its MBS/CMO portfolio, adjusted for the cost of economic hedges, may decline somewhat during the remainder of 2007 unless the widening of MBS/CMO spreads relative to the FHLBank’s cost of funds as a result of uncertainties in the sub-prime mortgage market that started late in the second quarter of 2007 and continued into the beginning of the third quarter persists. The FHLBank’s decline in MBS/CMO spreads has been the result of: (1) the extension of fixed rate MBS/CMOs coupled with the maturity of low-cost debt funding the MBS/CMO portfolio; (2) the increased costs of consolidated obligation debt with optionality relative to the yield on fixed rate and adjustable rate MBS/CMOs; and (3) the cost of caps and swaptions necessary to hedge the cap risk associated with adjustable rate MBS/CMOs. Also, with concerns about the economy and the FOMC continuing to focus on inflation, capital market expectations have changed back and forth between anticipating a decrease and expecting an increase in the Federal funds target rate within the next six to twelve months, thus driving up the cost of hedging future potential increases in interest rates through an increase in the level of volatility and, at times, an increase in the overall level of interest rates. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information on the effect of increasing interest rates on the three- and six-month periods ended June 30, 2007.
Derivatives – All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 32 through 35 for detailed information regarding the notional amounts and estimated fair values (excluding accrued interest) of derivative instruments.
The notional amount of total derivatives outstanding increased from $36.1 billion at December 31, 2006 to $38.7 billion at June 30, 2007. Increases occurred in interest rate swaps executed to hedge consolidated obligations (from $23.7 billion at December 31, 2006 to $25.8 billion at June 30, 2007), caps purchased as economic hedges of the caps embedded in adjustable rate MBS/CMOs (from $1.5 billion at December 31, 2006 to $2.0 billion at June 30, 2007) and swaptions purchased as economic hedges of the extension of MBS/CMOs (from $0.0 billion at December 31, 2006 to $0.3 billion at June 30, 2007). As discussed previously in this Item 2, there was a $1.3 billion increase in consolidated obligation bonds swapped to LIBOR because of favorable funding costs compared to discount notes, which accounts for much of the increase in interest rate swaps hedging consolidated obligation bonds. Also, as reflected in Tables 32 and 34, there has been a shift in the structure of interest rate swaps hedging consolidated obligation bonds with the more complex structures (fixed rate callable step-up or step-down and complex fixed rate bonds) decreasing from $13.3 billion at December 31, 2006 to $11.7 billion at June 30, 2007 and other less-complex structures (fixed rate non-callable bonds, fixed rate callable bonds, etc.) increasing from $10.4 billion at December 31, 2006 to $14.1 billion at June 30, 2007. The decrease in the complex structures, which usually represent the most favorable funding levels, is the result of both increased competition from other GSEs for issuance of these structures and a decrease in the market demand for these more complex structures.
The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 22 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at June 30, 2007 and December 31, 2006 are as follows (in thousands):
Table 22

	June 30, 2007		December 31, 2006
	Notional	Estimated	Notional	Estimated
	Amount	Fair Value	Amount	Fair Value

Advances:
Fair value	$7,726,159	$42,632	$8,262,752	$21,257

Investments:
Economic	3,283,499	16,266	2,359,018	5,961

Mortgage loans:
Fixed rate mortgage purchase commitments	18,207	(88)	14,006	(31)

Consolidated obligation discount notes:
Economic	1,250,000	(39)	1,000,000	94

Consolidated obligation bonds:
Fair value	25,788,026	(453,608)	23,744,146	(289,599)
Economic	450,000	830	450,000	815

Subtotal	26,238,026	(452,778)	24,194,146	(288,784)

Intermediary:
Economic	200,908	135	245,740	197

Total	$38,716,799	$(393,872)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest		$(393,872)		$(261,306)
Net accrued interest receivable		170,909		124,350

Net Derivative Fair Value		$(222,963)		$(136,956)

Net derivative assets balance		$105,421		$66,623
Net derivative liabilities balance		(328,384)		(203,579)

Net Derivative Fair Value		$(222,963)		$(136,956)

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
Cash and short-term investments, including commercial paper, totaled $14.1 billion and $14.2 billion as of June 30, 2007 and December 31, 2006, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market. U.S. Treasury and GSE investments totaled $0.7 billion and $1.0 billion in par value at June 30, 2007 and December 31, 2006, respectively. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least three-quarters of its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.
In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.
Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital decreased by 1.5 percent from December 31, 2006 to June 30, 2007 (see Table 12). The majority of the decrease in capital is due to the FHLBank’s repurchase of excess Class B Common Stock related to redemption requests submitted by one of the FHLBank’s largest borrowers – U.S. Central Federal Credit Union.
On May 22, 2007, the FHLBank informed its stockholders that it was making a change in how excess stock would be managed in response to the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. See Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings” in the annual report on Form 10-K, incorporated by reference herein, for additional discussion. Under the change in its procedures, the FHLBank implemented: (1) a sweep of all excess Class B Common Stock to Class A Common Stock on May 31, 2007, thus causing each stockholder to start at the same point with no excess Class B Common Stock, and (2) a sweep of all Class B Common Stock in excess of $50,000 to Class A Common Stock on each Wednesday (or following business day if a holiday) beginning in July 2007. In addition, at the end of each quarter the FHLBank may exercise its rights under the capital plan to execute a mandatory repurchase of excess stock if there is a risk of exceeding the one percent of FHLBank assets limitation on excess stock established by the Finance Board that would prevent the FHLBank from paying its quarterly dividend in the form of capital stock. See Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings” in the annual report on Form 10-K, incorporated by reference herein, for additional discussion.

Table 23 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of June 30, 2007.
Table 23

				Number	Percent
Borrower Name	Address	City	State	of Shares	of Total

MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,999,100	15.0%
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	2,146,913	10.7
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,490,417	7.4
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,475,571	7.4
—
Total				8,112,001	40.5%

Table 24 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2006.
Table 24

				Number	Percent
Borrower Name	Address	City	State	of Shares	of Total

U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	3,036,998	14.8%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,905,081	14.1
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,678,291	8.2
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,183,382	5.8
—
TOTAL				8,803,752	42.9%
				==
The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement, (2) a total capital requirement and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of June 30, 2007 (see Note 10 in the Notes to Financial Statements under Item 1).
Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s board of directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 6.00 percent and 5.66 percent for the quarters ended June 30, 2007 and 2006, respectively.
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

Table 25 presents dividends paid by type for the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):
Table 25

	For the Three-Month Periods Ended			For the Six-Month Periods Ended
		Dividends			Dividends
	Dividends	Paid in	Total	Dividends	Paid in	Total
	Paid in	Capital	Dividends	Paid in	Capital	Dividends
Period End	Cash	Stock	Paid	Cash	Stock	Paid

June 30, 2007[1,2]	$89	$26,877	$26,966	$203	$53,830	$54,033
June 30, 2006[1,2]	82	24,557	24,639	174	47,134	47,308

[1]	The cash dividends listed for 2006 and 2007 represent cash dividends paid for partial shares. Stock dividends are paid in whole shares.

[2]	The FHLBank implemented SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective January 1, 2004. For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.
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
Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s board of directors plays an active role in the enterprise risk management (ERM) process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the board of directors reviews the RMP on at least an annual basis. Various management committees, including the Financial Risk Analysis Committee (FRAC) and the Asset/Liability Committee (ALCO), oversee the FHLBank’s risk management process. For more detailed information, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the annual report on Form 10-K, incorporated by reference herein.
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
The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $105.4 million and $66.6 million at June 30, 2007 and December 31, 2006, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $38.8 million and $4.8 million at June 30, 2007 and December 31, 2006, respectively. The FHLBank’s net credit exposure after collateral was approximately $66.6 million and $61.8 million at June 30, 2007 and December 31, 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of June 30, 2007 is indicated in Table 26 (in thousands):
Table 26

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$0	$103,535	$0	$1,886	$105,421
Collateral held	0	36,932	0	1,886	38,818

Net exposure after collateral	$0	$66,603	$0	$0	$66,603

Notional amount	$968,194	$29,574,945	$8,055,000	$118,660	$38,716,799

[1]	Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.
Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006 is indicated in Table 27 (in thousands):
Table 27

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
Table 28 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of June 30, 2007:
Table 28

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral

Barclays Bank PLC	AA	39.8%	28.9%
Goldman Sachs Capital Markets	AA-	29.3	25.0
Credit Suisse International	AA-	10.7	16.9
Royal Bank of Scotland PLC	AA	7.5	11.8
Royal Bank of Canada	AA-	6.3	10.0
ABN-AMRO Bank NV	AA-	3.5	5.6
All other counterparties		2.9	1.8

Table 29 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006:
Table 29

		Percent of Total	Percent of Net
		Net Exposure at	Exposure After
Counterparty Name	Counterparty Rating	Fair Value	Collateral

Barclays Bank PLC	AA	22.5%	24.3%
Credit Suisse International	AA-	22.4	24.1
Goldman Sachs Capital Markets	AA-	22.2	21.6
ABN-AMRO Bank NV	AA-	11.3	12.2
Royal Bank of Canada	AA-	7.2	7.8
All other counterparties		14.4	10.0
Liquidity Risk Management – Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. For more detailed information, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Liquidity Risk Management” in the annual report on Form 10-K, incorporated by reference herein.
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
The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended June 30, 2007.
Recently Issued Accounting Standards
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
Issuance of SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”). SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. Changes in the fair value for the selected items will be recorded in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied to the entire instrument. SFAS 159 is effective as of the beginning of the FHLBank’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank has not yet determined the effect that the implementation of SFAS 159 will have on its financial condition, results of operations or cash flows.
Issuance of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1 “Amendment of FASB Interpretation No. 39” (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39 “Offsetting of Amounts Related to Certain Contracts – An interpretation of APB Opinion No. 10 and FASB Statement No. 105” (herein referred to as “FIN 39”), to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS 133. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. FSP FIN 39-1 requires the FHLBank to consistently offset the derivative fair value and the collateral fair value. The FHLBank will be required to recognize the effects of applying FSP FIN 39-1 through retrospective application to all financial statements presented unless it is impracticable to do so. The FHLBank, upon adoption of FSP FIN 39-1, will be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank is currently assessing the impact that adoption of this statement will have on its financial condition, results of operations and cash flows.
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
The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 30.
Table 30

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps

06/30/2007	5.0	4.6	3.7	1.1	-2.6
03/31/2007	5.4	4.3	2.3	-1.3	-3.9
12/31/2006	5.4	4.5	2.8	-0.6	-3.0
09/30/2006	5.6	4.7	2.9	-0.7	-3.5
06/30/2006	5.3	4.8	3.8	0.6	-3.9

The DOE for June 30, 2007 of +3.7 in the base scenario is outside management’s typical operating range of ±2.5, but is well within the board of directors’ approved limits of ±5.0. The increase in the base scenario DOE in the first six months of 2007 was primarily caused by a lengthening in the duration of the fixed rate and adjustable rate MBS/CMO and MPF portfolios as prepayment speeds declined and the weighted average lives of these portfolios extended due to an increase in interest rates, particularly in the ten-year sector where the yield on the 10-year U.S. Treasury note increased from 4.70 percent at December 31, 2006 to 5.03 percent at June 30, 2007. Along with the increase in interest rates and the shift to a positively sloping yield curve during the period, there was also an increase in the volatility of interest rates, both of which increased the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs. FHLBank management issued long-term, fixed rate consolidated obligations and purchased out-of-the-money interest rate caps and swaptions to help offset the extension in the duration of its assets and thus ensure that DOE remains well within the approved limits, especially in the up shock scenarios. The FHLBank purchased interest rate caps and floors to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate CMOs acquired in the first half of the year. Management continues to closely monitor the FHLBank’s DOE and expects to take additional steps in the third quarter of 2007 to further manage the base and up-shock scenario DOEs, including the issuance of both callable and non-callable fixed rate consolidated obligations. Any asset/liability actions, such as entering into derivatives or issuing additional callable and non-callable fixed rate consolidated obligations, will be targeted to reduce the FHLBank’s overall risk profile, but over time such actions are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.
In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.8 months and 1.3 months at June 30, 2007 and December 31, 2006, respectively. The increase in duration gap during the first six months of the year was the result of the same extension of the duration of the fixed rate and adjustable rate mortgage portfolios noted previously. All 12 FHLBanks are required to submit this number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of the FHLBank’s interest rate risk.
Market Value of Equity: Market value of equity is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s market value of equity to changes in interest rates is another measure of interest rate risk. However, market value of equity should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the board of directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the unchanged interest rate scenario. Table 31 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value equals or exceeds 85 percent of the market value of equity measured in the unchanged interest rate scenario. The decrease in this ratio in the up 200 bps shock scenario from December 31, 2006 to June 30, 2007 is a function of the extension of the duration of the fixed rate and adjustable rate mortgage portfolios as previously discussed. The increase in this ratio in the down 200 bps shock scenario from December 31, 2006 to June 30, 2007 is a function of increased interest rates, particularly in the longer end of the yield curve, the issuance of long-term, fixed rate consolidated obligations funding the fixed rate MBS and mortgage loan portfolios and the purchase of interest rate floors to hedge the negative convexity of the mortgage assets. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.

Table 31 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.
Table 31

Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2007	85	89	93	95	95
03/31/2007	88	92	95	96	93
12/31/2006	87	92	95	96	94
09/30/2006	86	91	95	96	93
06/30/2006	86	90	94	96	95
Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68, can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses rolling regression analyses to assess the effectiveness of its long haul hedges. See Note 15 – Derivatives and Hedging Activities in the Notes to Financial Statements in the annual report on Form 10-K for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist with criteria for hedge accounting and additional criteria for shortcut hedge accounting.
Table 32 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ended June 30, 2007 (in thousands):
Table 32

Notional Amount
	Accounting	Effectiveness	Interest Rate			Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Swaptions	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$117,500	$0	$0	$117,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,590,000	0	0	0	2,590,000
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	16,500	0	0	0	16,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,002,159	0	0	0	5,002,159
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	647,499	0	0	0	647,499
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	2,036,000	0	0	2,036,000

Notional Amount
	Accounting	Effectiveness	Interest Rate			Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Swaptions	Commitments	Total
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	0	300,000
Interest rate risk associated with duration changes in a rising interest rate environment	Economic Hedge	Not Applicable	0	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	0	18,207	18,207
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	1,250,000	0	0	0	1,250,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	6,236,000	0	0	0	6,236,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	4,255,100	0	0	0	4,255,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	375,000	0	0	0	375,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	3,105,965	0	0	0	3,105,965
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	7,256,000	0	0	0	7,256,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,455,425	0	0	0	4,455,425

Notional Amount
	Accounting	Effectiveness	Interest Rate			Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Swaptions	Commitments	Total
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	200,908	0	0	0	200,908

Total			$35,945,092	$2,453,500	$300,000	$18,207	$38,716,799

Table 33 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended June 30, 2007 (in thousands):
Table 33

Fair Value
	Accounting	Effectiveness	Interest Rate			Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Swaptions	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$116	$0	$0	$116
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	35,266	0	0	0	35,266
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	105	0	0	0	105
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	7,145	0	0	0	7,145
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	8,052	0	0	0	8,052
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,578	0	0	6,578
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	1,636	0	0	1,636
Interest rate risk associated with duration changes in a rising interest rate environment	Economic Hedge	Not Applicable	0	0	0	0	0
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	0	(88)	(88)
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	(39)	0	0	0	(39)
Consolidated Obligation Bonds

Fair Value
	Accounting	Effectiveness	Interest Rate			Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Swaptions	Commitments	Total
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	830	0	0	0	830
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(42,326)	0	0	0	(42,326)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(28,575)	0	0	0	(28,575)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	1,090	0	0	0	1,090
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	(13,638)	0	0	0	(13,638)
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(118,748)	0	0	0	(118,748)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	66,241	0	0	0	66,241
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(317,652)	0	0	0	(317,652)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	135	0	0	0	135

Total			$(402,114)	$8,330	$0	$(88)	$(393,872)

Table 34 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2006 (in thousands):
Table 34

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$217,500	$0	$217,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,995,000	0	0	2,995,000

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,050,252	0	0	5,050,252
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	699,018	0	0	699,018
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,460,000	0	1,460,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	200,000	0	200,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	14,006	14,006
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	1,000,000	0	0	1,000,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,741,000	0	0	4,741,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,635,100	0	0	3,635,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,835,705	0	0	1,835,705
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	8,414,430	0	0	8,414,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536

Notional Amount
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,888,375	0	0	4,888,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	245,740	0	0	245,740

Total			$34,184,156	$1,877,500	$14,006	$36,075,662

Table 35 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk for the period ended December 31, 2006 (in thousands):
Table 35

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$76	$0	$76
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	44,653	0	0	44,653
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(23,472)	0	0	(23,472)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(81)	0	0	(81)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	4,294	0	4,294
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	1,748	0	1,748
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(31)	(31)
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	94	0	0	94
Consolidated Obligation Bonds

Fair Value
	Accounting	Effectiveness	Interest Rate		Purchase
Risk Hedged	Designation	Method	Swaps	Caps/Floors	Commitments	Total
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	815	0	0	815
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(33,473)	0	0	(33,473)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(10,793)	0	0	(10,793)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,501	0	0	2,501
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,946	0	0	1,946
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(117,239)	0	0	(117,239)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	66,605	0	0	66,605
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(199,146)	0	0	(199,146)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	197	0	0	197

Total			$(267,393)	$6,118	$(31)	$(261,306)

Item 4T. Controls and Procedures
Disclosure Controls and Procedures. The FHLBank’s management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The FHLBank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the FHLBank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the FHLBank’s disclosure controls and procedures, the FHLBank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the FHLBank’s management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Management of the FHLBank evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as of the end of the quarterly period covered by this report. Based upon that evaluation, the CEO and CFO have concluded that the FHLBank’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this report.
Internal Control over Financial Reporting. There were no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.
Item 1A. Risk Factors.
The FHLBank owns interests in mortgage loans collateralized by properties located in Kansas and Oklahoma that were devastated by flooding from May through July 2007. The total principal amount outstanding for mortgage loans in Federal Emergency Management Agency (FEMA) declared disaster areas, as outlined in FEMA-1711-DR and FEMA-1712-DR, as of June 30, 2007 is $101,886,000. While the FHLBank has not yet determined if any of the residences securing these mortgage loans were damaged in the flooding and, if so, whether the properties were covered by flood insurance, it is possible that the FHLBank may incur losses on some of these mortgage loans; however, we are unable to ascertain the extent of those losses at this time. Management does not anticipate any related losses on these mortgage loans to significantly impact the FHLBank’s financial condition or results of operations.
For a discussion of additional risks applicable to the FHLBank, see Item 1A – “Risk Factors” in the annual report on Form 10-K, incorporated by reference herein. Except for the specific risk related to potential damage to certain property, which is collateral of the FHLBank, due to flooding in Kansas and Oklahoma, as described above, there were no material changes during the quarter in the Risk Factors described in the annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6: Exhibits

Exhibit
No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (Registration No. 06838905) (the “Form 10 Registration Statement”), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.

3.2	Exhibit 3.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Bylaws, is incorporated herein by reference as Exhibit 3.2.

4.1	Exhibit 4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: August 13, 2007	By: /s/ Andrew J. Jetter Andrew J. Jetter
President and Chief Executive Officer

Date: August 13, 2007	By: /s/ Mark E. Yardley Mark E. Yardley
Executive Vice President and
Chief Financial Officer