Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Topeka
filed 2007-11-13
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 1, 2007
Class A Stock, par value $100	6,877,151
Class B Stock, par value $100	15,100,362

FEDERAL HOME LOAN BANK OF TOPEKA

Important Notice about Information in this Quarterly Report

In this quarterly report, unless the context suggests otherwise, references to the “FHLBank,” “FHLBank Topeka,” “we,” “us” and “our” mean the Federal Home Loan Bank of Topeka, and “FHLBanks” means the 12 Federal Home Loan Banks, including the FHLBank Topeka.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1    “Mortgage Partnership Finance,” “MPF” and “eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited

(In thousands, except par value)
	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$906	$375
Interest-bearing deposits	5,424,977	4,327,459
Federal funds sold	6,233,000	8,054,500
Trading securities (Note 2)	1,045,386	704,125
Available-for-sale securities[1] (Note 3)	0	101,668
Held-to-maturity securities[2](Note 4)	8,313,713	8,377,383
Advances (Note 5)	32,980,591	28,445,245
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $845 and $854 (Note 8)	2,331,126	2,372,939
Accrued interest receivable	186,472	176,087
Premises, software and equipment, net	18,697	19,797
Derivative assets (Note 12)	120,415	66,623
Other assets	85,052	92,766

TOTAL ASSETS	$56,740,335	$52,738,967

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$102,491	$102,309
Overnight	793,500	1,005,500
Term	9,500	1,051
Other	40,500	1,400
Non-interest-bearing:
Demand	42	16
Other	6,693	8,130
Total deposits	952,726	1,118,406

Consolidated obligations, net (Note 9):
Discount notes	19,649,417	16,736,007
Bonds	33,099,465	32,038,999
Total consolidated obligations, net	52,748,882	48,775,006

Mandatorily redeemable capital stock (Note 10)	40,786	46,232
Accrued interest payable	386,133	336,743
Affordable Housing Program (Note 6)	40,533	36,023
Payable to Resolution Funding Corp. (REFCORP) (Note 7)	10,207	8,941
Derivative liabilities (Note 12)	189,890	203,579
Other liabilities	38,389	42,383

TOTAL LIABILITIES	54,407,546	50,567,313

Commitments and contingencies (Note 14)

Capital (Note 10):
Capital stock outstanding – putable:
Class A ($100 par value; 6,142 and 5,323 shares issued and outstanding)	614,180	532,321
Class B ($100 par value; 15,264 and 14,747 shares issued and outstanding)	1,526,366	1,474,671
Total capital stock	2,140,546	2,006,992
Retained earnings	194,968	171,755
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 3)	0	(4,437)
Net unrealized loss relating to hedging activities	(48)	(128)
Defined benefit pension plan – prior service cost	47	66
Defined benefit pension plan – net loss	(2,724)	(2,594)

TOTAL CAPITAL	2,332,789	2,171,654

TOTAL LIABILITIES AND CAPITAL	$56,740,335	$52,738,967
________
1 Amortized cost: $0 and $106,105 at September 30, 2007 and December 31, 2006, respectively.
2 Fair value: $8,241,196 and $8,314,299 at September 30, 2007 and December 31, 2006, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited

(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest bearing deposits	$64,341	$63,382	$180,117	$181,727
Federal funds sold and securities purchased under agreements to resell	86,029	54,389	276,325	151,440
Trading securities	9,268	9,252	26,306	27,785
Available-for-sale securities	388	637	1,633	1,910
Held-to-maturity securities	120,327	104,036	333,959	293,403
Advances	406,404	378,689	1,116,901	1,033,005
Prepayment fees on terminated advances	70	67	526	1,076
Mortgage loans held for portfolio	30,330	30,504	91,126	91,804
Overnight loans to other Federal Home Loan Banks	36	20	84	53
Other	955	1,140	2,906	3,278
Total interest income	718,148	642,116	2,029,883	1,785,481

INTEREST EXPENSE:
Deposits	11,740	9,055	36,843	26,819
Consolidated obligations:
Discount notes	206,957	177,678	545,200	484,156
Bonds	438,064	400,562	1,275,401	1,111,413
Overnight loans from other Federal Home Loan Banks	41	42	146	82
Other borrowings	373	483	1,225	1,398
Mandatorily redeemable capital stock (Note 10)	504	624	1,714	1,961
Total interest expense	657,679	588,444	1,860,529	1,625,829

NET INTEREST INCOME	60,469	53,672	169,354	159,652
Provision for (reversal of) credit losses on mortgage loans	37	104	(9)	191

NET INTEREST INCOME AFTER MORTGAGE LOAN CREDIT LOSS PROVISION/REVERSAL	60,432	53,568	169,363	159,461

OTHER INCOME:
Service fees	372	342	1,094	1,024
Net realized gain (loss) on sale of available-for-sale securities (Note 3)	(2,254)	0	(2,254)	0
Net realized gain (loss) on sale or call of held-to-maturity securities (Note 4)	0	0	(962)	0
Net gain (loss) on trading securities (Note 2)	14,205	14,773	6,641	(6,153)
Net gain (loss) on derivatives and hedging activities (Note 12)	(9,837)	(19,289)	(2,648)	8,801
Other	997	984	2,963	(2,013)
Total other income (loss)	3,483	(3,190)	4,834	1,659

OTHER EXPENSES:
Compensation and benefits	4,510	4,644	14,594	13,579
Other operating	2,810	2,375	8,357	7,081
Finance Board	382	396	1,218	1,188
Office of Finance	339	304	1,160	1,022
Other	248	1,055	2,006	1,551
Total other expenses	8,289	8,774	27,335	24,421

INCOME BEFORE ASSESSMENTS	55,626	41,604	146,862	136,699

Affordable Housing Program (Note 6)	4,592	3,468	12,163	11,367
REFCORP (Note 7)	10,207	7,629	26,940	25,068
Total assessments	14,799	11,097	39,103	36,435

NET INCOME	$40,827	$30,507	$107,759	$100,264

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2007 AND 2006 – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2005	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock	60	5,963	4,111	411,090			417,053
Repurchase/redemption of capital stock			(235)	(23,526)			(23,526)
Comprehensive income:
Net income					100,264
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale (AFS) securities						844
Reclassification adjustment for gain (loss) on hedging activities included in net income						80
Total comprehensive income							101,188
Net transfer of shares to mandatorily redeemable capital stock	(882)	(88,242)	(2,774)	(277,367)			(365,609)
Net transfer of shares between Class A and Class B	858	85,845	(858)	(85,845)			0
Dividends on capital stock (Class A – 4.2%, Class B – 6.0%):
Cash payment					(265)		(265)
Stock issued			732	73,247	(73,247)		0
BALANCE – SEPTEMBER 30, 2006	5,013	$501,325	13,882	$1,388,181	$164,022	$(6,510)	$2,047,018

BALANCE – DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$171,755	$(7,093)	$2,171,654
Proceeds from sale of capital stock	55	5,492	13,601	1,360,103			1,365,595
Repurchase/redemption of capital stock			(362)	(36,233)			(36,233)
Comprehensive income:
Net income					107,759
Other comprehensive income:
Net unrealized gain (loss) on AFS securities						4,437
Reclassification adjustment for gain (loss) on hedging activities included in net income						80
Amortization of prior service cost on defined benefit pension plan						(19)
Net loss on defined benefit pension plan						201
Amortization of net loss on defined benefit pension plan						(331)
Total comprehensive income							112,127
Net transfer of shares to mandatorily redeemable capital stock	(835)	(83,556)	(11,965)	(1,196,511)			(1,280,067)
Net transfer of shares between Class A and Class B	1,599	159,923	(1,599)	(159,923)			0
Dividends on capital stock (Class A – 4.5%, Class B – 6.6%):
Cash payment					(287)		(287)
Stock issued			842	84,259	(84,259)		0
BALANCE – SEPTEMBER 30, 2007	6,142	$614,180	15,264	$1,526,366	$194,968	$(2,725)	$2,332,789
____________
1 Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited

(In thousands)
	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$107,759	$100,264

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	12,588	28,290
Concessions on consolidated obligation bonds	5,130	3,707
Premiums and discounts on investments, net	(4,203)	(3,337)
Premiums and discounts on advances	(39,630)	(41,878)
Discounts on Housing and Community Development advances	(5)	(5)
Premiums, discounts and deferred loan costs on mortgage loans, net	718	884
Fair value adjustments on hedged assets or liabilities	42,965	44,235
Other comprehensive income	(69)	80
Premises, software and equipment	2,656	2,193
Provision for (reversal of) credit losses on mortgage loans	(9)	191
Non-cash interest on mandatorily redeemable capital stock	1,705	1,956
Net realized (gain) loss on retirement of debt	0	4,696
Net realized (gain) loss on sale of available-for-sales securities	2,254	0
Net realized (gain) loss on sale or call of held-to-maturity securities	962	0
Other (gains) losses	(68)	(71)
(Increase) decrease in trading securities	(341,261)	8,325
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(13,295)	(8,138)
(Increase) decrease in accrued interest receivable	(10,385)	(5,816)
(Increase) decrease in derivative asset – net accrued interest	(43,735)	(26,004)
(Increase) decrease in other assets	1,502	389
Increase (decrease) in accrued interest payable	49,390	60,196
(Increase) decrease in derivative liability – net accrued interest	(8,236)	(24,061)
Increase (decrease) in Affordable Housing Program liability	4,510	4,570
Increase (decrease) in REFCORP liability	1,266	(5,334)
Increase (decrease) in other liabilities	1,007	1,151
Total adjustments	(334,243)	46,219
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(226,484)	146,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(1,097,518)	(220,333)
Net (increase) decrease in Federal funds sold	1,821,500	(2,575,200)
Net (increase) decrease in short-term held-to-maturity securities	(46,191)	(386,475)
Proceeds from sale of available-for-sale securities	102,377	0
Proceeds from sale or call of long-term held-to-maturity securities	81,092	0
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,097,008	1,076,156
Purchases of long-term held-to-maturity securities	(1,058,524)	(1,024,405)
Principal collected on advances	371,446,009	329,852,368
Advances made	(375,898,289)	(329,683,349)
Principal collected on mortgage loans held for portfolio	217,311	209,385
Mortgage loans held for portfolio originated or purchased	(176,329)	(175,701)
Principal collected on other loans made	982	919
Purchases of premises, software and equipment	(1,556)	(3,433)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,512,128)	(2,930,068)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited

(In thousands)
	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(165,680)	$(169,557)
Net proceeds from sale of consolidated obligation:
Discount notes	584,693,027	637,710,474
Bonds	13,616,318	6,982,758
Payments for maturing and retired consolidated obligation:
Discount notes	(581,784,555)	(636,453,048)
Bonds	(12,656,824)	(5,293,960)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from issuance of capital stock	1,365,595	417,053
Payments for repurchase/redemption of capital stock	(36,233)	(23,526)
Payments for repurchase of mandatorily redeemable capital stock	(1,287,218)	(380,992)
Cash dividends paid	(287)	(265)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,739,143	2,783,937
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	531	352
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	375	148
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$906	$500

Supplemental disclosures:
Interest paid	$1,798,985	$1,482,186

Affordable Housing Program payments	$7,919	$7,591

REFCORP payments	$25,674	$30,402

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA

Notes to Financial Statements (Unaudited)
September 30, 2007

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

Issuance of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39” (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39 “Offsetting of Amounts Related to Certain Contracts – An interpretation of APB Opinion No. 10 and FASB Statement No. 105” (herein referred to as “FIN 39”) to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (herein referred to as “SFAS 133”). FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. FSP FIN 39-1 requires the FHLBank to consistently offset the derivative fair value and the collateral fair value. The FHLBank will be required to recognize the effects of applying FIN 39-1 through retrospective application to all financial statements presented unless it is impracticable to do so. The FHLBank, upon adoption of FSP FIN 39-1, will be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank is currently assessing the impact that adoption of this statement will have on its financial condition, results of operations and cash flows.

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

NOTE 2 – TRADING SECURITIES

Major Security Types: Trading securities as of September 30, 2007 and December 31, 2006 are summarized in the following table (in thousands):

	Estimated Fair Values
	September 30, 2007	December 31, 2006

FHLBank obligations[1]	$15,009	$15,052
Fannie Mae[2] obligations	107,340	181,611
Freddie Mac[2] obligations	508,713	503,406
Federal Farm Credit Bank[2] obligations	0	620
Subtotal	631,062	700,689
Mortgage-backed securities:
Fannie Mae[2]	276,450	0
Freddie Mac[2]	135,183	0
Ginnie Mae[3]	2,691	3,436
Mortgage-backed securities	414,324	3,436
TOTAL	$1,045,386	$704,125

[1]	See Note 16 for transactions with other FHLBanks.
[2]
Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of September 30, 2007 and December 31, 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2007	December 31, 2006

Due in one year or less	$15,009	$90,890
Due after one year through five years	462,743	354,844
Due after five years through 10 years	153,310	254,955
Due after 10 years	0	0
Subtotal	631,062	700,689
Mortgage-backed securities	414,324	3,436
TOTAL	$1,045,386	$704,125

For securities held as of September 30, 2007, the net gain (loss) on trading securities during the three-month periods ended September 30, 2007 and 2006 included an unrealized net gain (loss) of $10,392,000 and $14,884,000, respectively. For securities held as of September 30, 2007, the net gain (loss) on trading securities for the nine-month periods ended September 30, 2007 and 2006 included a net unrealized gain (loss) of $3,040,000 and $(4,894,000), respectively.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Major Security Types: The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of December 31, 2006 are as follows (in thousands). All securities as of December 31, 2006 were U.S. Treasury Obligations.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

As of December 31, 2006	$106,105	$0	$4,437	$101,668

The FHLBank concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represented a temporary impairment and did not require adjustment to the carrying amount of any of the individual securities.

Redemption Terms: The amortized cost and estimated fair values of available-for-sale securities by contractual maturity as of December 31, 2006 are shown in the following table (in thousands). None of these securities were callable or prepayable.

	December 31, 2006
	Amortized Cost	Estimated Fair Values

Due in one year or less	$50,432	$49,143
Due after one year through five years	55,673	52,525
Due after five years through 10 years	0	0
Due after 10 years	0	0
TOTAL	$106,105	$101,668

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of December 31, 2006, respectively, were fixed rate securities.

Gains and Losses: Net losses were realized on the sale of securities during the three and nine-month periods ended September 30, 2007 and are included in other income. There were no sales of available-for-sale securities during the three-month or nine-month periods ended September 30, 2006. Following are details of the 2007 sales (in thousands):

Three- and Nine-month periods ended September 30, 2007

Total proceeds	$102,377

Gross gains	$0
Gross losses	(2,254)
NET LOSS	$(2,254)

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of September 30, 2007 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

State or local housing agency obligations	$197,347	$899	$639	$197,607
Commercial paper	1,825,241	0	0	1,825,241
Subtotal	2,022,588	899	639	2,022,848
Mortgage-backed securities:
Fannie Mae[1]	1,477,298	1,478	12,319	1,466,457
Freddie Mac[1]	1,685,578	3,439	17,835	1,671,182
Ginnie Mae[2]	45,736	288	0	46,024
Other[3]	3,082,513	1,728	49,556	3,034,685
Mortgage-backed securities	6,291,125	6,933	79,710	6,218,348
TOTAL	$8,313,713	$7,832	$80,349	$8,241,196

Held-to-maturity securities as of December 31, 2006 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Fannie Mae[1] obligations	$100,008	$0	$8	$100,000
Freddie Mac[1] obligations	99,940	0	2	99,938
State or local housing agency obligations	238,873	1,444	4,211	236,106
Commercial paper	1,774,449	0	0	1,774,449
Subtotal	2,213,270	1,444	4,221	2,210,493
Mortgage-backed securities:
Fannie Mae[1]	1,145,425	2,269	7,942	1,139,752
Freddie Mac[1]	1,379,899	2,671	10,918	1,371,652
Ginnie Mae[2]	17,118	186	0	17,304
Other[3]	3,621,671	3,121	49,694	3,575,098
Mortgage-backed securities	6,164,113	8,247	68,554	6,103,806
TOTAL	$8,377,383	$9,691	$72,775	$8,314,299
_______
[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.
[3]	Primarily consists of private-label mortgage-backed securities

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

The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $12,621,000 and $9,859,000 as of September 30, 2007 and December 31, 2006, respectively. Other investments included net discounts of $0 and $52,000 as of September 30, 2007 and December 31, 2006, respectively.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of September 30, 2007 and December 31, 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Values	Amortized Cost	Esimated Fair Values

Due in one year or less	$1,825,241	$1,825,241	$1,974,397	$1,974,386
Due after one year through five years	10,305	10,778	10,000	10,539
Due after five years through 10 years	4,030	4,041	600	620
Due after 10 years	183,012	182,788	228,273	224,948
Subtotal	2,022,588	2,022,848	2,213,270	2,210,493
Mortgage-backed securities	6,291,125	6,218,348	6,164,113	6,103,806
TOTAL	$8,313,713	$8,241,196	$8,377,383	$8,314,299

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,924,523	$2,098,195
Variable rate	98,065	115,075
Subtotal	2,022,588	2,213,270

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	1,309	26,621
Variable rate	18,443	23,497
Collateralized mortgage obligations:
Fixed rate	3,261,308	3,645,173
Variable rate	3,010,065	2,468,822
Subtotal	6,291,125	6,164,113
TOTAL	$8,313,713	$8,377,383

Gains and Losses: Net gains (losses) were realized on the sale or call of securities during the three- and nine-month periods ended September 30, 2007 and are included in other income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. There were no sales of securities during the three- or nine-month periods ended September 30, 2006. Following are details of the 2007 sales (in thousands):

	Three-month period ended September 30, 2007	Nine-month period ended September 30, 2007

Total proceeds	$5	$81,092

Gross gains	$0	$378
Gross losses	0	(1,340)
NET LOSS	$0	$(962)

NOTE 5 – ADVANCES

Redemption Terms: As of September 30, 2007 and December 31, 2006, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances, see Note 6) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	September 30, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year or less	$19,454,222	4.91%	$16,628,892	5.14%
Due after one year through two years	2,351,163	4.74	1,815,262	4.57
Due after two years through three years	2,092,032	5.48	2,539,993	4.87
Due after three years through four years	1,449,156	5.21	1,788,008	5.46
Due after four years through five years	727,625	4.61	1,147,407	4.97
Due after five years	6,844,132	4.82	4,546,448	4.68
Total par value	32,918,330	4.92%	28,466,010	5.02%
Discounts on HCD advances	(46)		(51)
Premiums on other advances	98		125
Discounts on other advances	(49,790)		(89,406)
Hedging basis adjustments	111,999		68,567
TOTAL	$32,980,591		$28,445,245

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2007 and December 31, 2006 include callable advances totaling $5,076,339,000 and $3,781,912,000, respectively. Of these callable advances, there were $5,057,687,000 and $3,779,516,000 of adjustable rate advances as of September 30, 2007 and December 31, 2006, respectively. The table below summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	September 30, 2007	December 31, 2006

Due in one year or less	$23,484,026	$18,956,544
Due after one year through two years	2,252,509	1,697,254
Due after two years through three years	1,964,232	2,358,273
Due after three years through four years	1,293,118	1,657,008
Due after four years through five years	718,290	1,039,820
Due after five years	3,206,155	2,757,111
TOTAL PAR VALUE	$32,918,330	$28,466,010

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to adjustable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of September 30, 2007 and December 31, 2006 included convertible advances totaling $4,205,941,000 and $3,996,241,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	September 30, 2007	December 31, 2006

Due in one year or less	$22,969,012	$19,600,307
Due after one year through two years	2,209,863	2,324,512
Due after two years through three years	1,822,192	2,242,244
Due after three years through four years	785,431	1,207,667
Due after four years through five years	297,825	591,682
Due after five years	4,834,007	2,499,598
TOTAL PAR VALUE	$32,918,330	$28,466,010

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006

Par amount of advances:
Fixed rate	$25,963,436	$22,557,448
Adjustable rate	6,954,894	5,908,562
TOTAL	$32,918,330	$28,466,010

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

The following table details the change in the AHP liability for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Appropriated and reserved AHP funds as of the beginning of the period	$39,571	$33,656	$36,023	$30,567
AHP set aside based on current period regulatory income	4,592	3,468	12,163	11,367
Direct grants disbursed	(3,485)	(2,311)	(7,919)	(7,591)
Recaptured funds[1]	(145)	324	266	794
Appropriated and reserved AHP funds as of the end of the period	$40,533	$35,137	$40,533	$35,137
_______
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

Calculation of the AHP assessment is discussed in Note 6. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock and net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.

The following table details the change in the REFCORP liability for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

REFCORP obligation as of the beginning of the period	$8,586	$8,227	$8,941	$12,962
REFCORP assessments	10,207	7,629	26,940	25,068
REFCORP payments	(8,586)	(8,228)	(25,674)	(30,402)
REFCORP obligation as of the end of the period	$10,207	$7,628	$10,207	$7,628

NOTE 8– MORTGAGE LOANS HELD FOR PORTFOLIO

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

The following table presents information as of September 30, 2007 and December 31, 2006 on mortgage loans held for portfolio (in thousands):

	September 30, 2007	December 31, 2006

Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$765,636	$829,718
Fixed rate, long-term, single-family mortgages	1,563,444	1,540,466
Total par value	2,329,080	2,370,184
Premiums	13,620	14,999
Discounts	(10,328)	(11,090)
Deferred loan costs, net	139	147
Hedging basis adjustments	(540)	(447)
Total before Allowance for Credit Losses on Mortgage Loans	2,331,971	2,373,793
Allowance for Credit Losses on Mortgage Loans	(845)	(854)
Mortgage Loans, net	$2,331,126	$2,372,939
_______
1 Medium-term defined as a term of 15 years or less.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $535,000 and $613,000 for the three-month periods ended September 30, 2007 and 2006, respectively. During the nine-month periods ended September 30, 2007 and 2006, credit enhancement fees paid by the FHLBank to participating members totaled $1,749,000 and $1,877,000, respectively.

The allowance for credit losses on mortgage loans for the three- and nine-month periods ended September 30, 2007 and 2006 was as follows (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Balance, beginning of period	$852	$764	$854	$756
Provision for (reversal of) credit losses on mortgage loans	37	104	(9)	191
Charge-offs	(44)	(18)	0	(97)
Recoveries	0	0	0	0
Balance, end of period	$845	$850	$845	$850

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year or less	$7,337,507	4.65%	$7,279,075	4.15%
Due after one year through two years	4,757,362	4.78	5,812,310	4.43
Due after two years through three years	4,024,272	4.96	2,919,046	4.58
Due after three years through four years	2,415,750	5.14	2,370,417	4.54
Due after four years through five years	2,650,220	5.10	2,489,170	4.66
Due after five years	12,204,350	5.31	11,546,082	4.97
Total par value	33,389,461	5.02%	32,416,100	4.60%
Premiums	7,293		9,065
Discounts	(15,580)		(15,937)
Hedging basis adjustments	(281,709)		(370,229)
TOTAL	$33,099,465		$32,038,999

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2007 and December 31, 2006 includes callable bonds totaling $22,496,325,000 and $22,523,565,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 2 and 4) and mortgage loans (Note 8). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2007 and December 31, 2006 (in thousands):

Year of Maturity or Next Call Date	September 30, 2007	December 31, 2006

Due in one year or less	$25,970,582	$25,721,843
Due after one year through two years	2,886,362	2,722,032
Due after two years through three years	1,883,897	1,229,700
Due after three years through four years	554,400	716,905
Due after four years through five years	235,220	530,820
Due after five years	1,859,000	1,494,800
TOTAL PAR VALUE	$33,389,461	$32,416,100

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006

Par value of consolidated obligation bonds:
Fixed rate	$21,373,150	$18,934,185
Step ups	6,756,000	8,264,430
Step downs	165,000	150,000
Range bonds	4,908,275	4,888,375
Zero coupon	187,036	179,110
TOTAL PAR VALUE	$33,389,461	$32,416,100

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates

September 30, 2007	$19,649,417	$19,742,418	4.67%

December 31, 2006	$16,736,007	$16,769,707	5.07%

NOTE 10 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act and the Finance Board’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$614,640	$1,721,841	$466,642	$1,647,068
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,269,613	$2,376,300	$2,109,559	$2,224,979
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,837,017	$3,237,220	$2,636,948	$3,048,513

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands).

	Three-month period ended		Nine-month period ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Mandatorily redeemable capital stock at beginning of period	$41,615	$61,266	$46,232	$64,355
Capital stock subject to mandatory redemption reclassified from equity	399,411	125,451	1,280,067	365,609
Redemption or repurchase of mandatorily redeemable capital stock	(400,742)	(136,412)	(1,287,218)	(380,992)
Stock dividend classified as mandatorily redeemable capital stock	502	623	1,705	1,956
Mandatorily redeemable capital stock at end of period	$40,786	$50,928	$40,786	$50,928

NOTE 11 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Net periodic pension cost for the defined benefit portion of the FHLBank’s BEP was as follows for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands).

	Three-month period ended		Nine-month period ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Service cost	$19	$24	$142	$71
Interest cost	96	72	250	217
Amortization of unrecognized prior service cost	(6)	(6)	(19)	(18)
Amortization of unrecognized net loss	91	89	201	267
Net periodic postretirement benefit cost	$200	$179	$574	$537

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

Financial Statement Impact and Additional Financial Information: For the three- and nine-month periods ended September 30, 2007 and 2006, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Gain (loss) related to fair value hedge ineffectiveness	$(694)	$(581)	$(129)	$517
Gain (loss) on economic hedges	(9,143)	(18,708)	(2,519)	8,284
Net gain (loss) on derivatives and hedging activities	$(9,837)	$(19,289)	$(2,648)	$8,801

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Interest rate swaps
Fair value	$33,058,456	$(258,016)	$31,789,398	$(268,418)
Economic	1,504,454	(4,896)	2,394,758	1,025

Interest rate caps/floors
Fair value	142,500	142	217,500	76
Economic	2,926,000	16,958	1,660,000	6,042

Swaptions
Economic	300,000	0	0	0

Mortgage delivery commitments
Economic	17,471	16	14,006	(31)

TOTAL	$37,948,881	$(245,796)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest	$(245,796)	$(261,306)
Accrued interest	176,321	124,350

NET DERIVATIVE FAIR VALUE	$(69,475)	$(136,956)

Net derivative asset balances	$120,415	$66,623
Net derivative liability balances	(189,890)	(203,579)

NET DERIVATIVE BALANCES	$(69,475)	$(136,956)

NOTE 13 – ESTIMATED FAIR VALUES

The following estimated fair values have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of September 30, 2007 and December 31, 2006. Although the FHLBank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 16 in the audited 2006 financial statements included in the FHLBank’s annual report on Form 10-K.

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of September 30, 2007 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value

Assets:
Cash and due from banks	$906	$0	$906

Interest-bearing deposits	5,424,977	0	5,424,977

Federal funds sold	6,233,000	0	6,233,000

Trading securities	1,045,386	0	1,045,386

Available-for-sale securities	0	0	0

Held-to-maturity securities	8,313,713	(72,517)	8,241,196

Advances	32,980,591	2,837	32,983,428

Mortgage loans held for portfolio, net of allowance	2,331,126	(73,949)	2,257,177

Accrued interest receivable	186,472	0	186,472

Derivative assets	120,415	0	120,415

Liabilities:
Deposits	952,726	0	952,726

Consolidated obligation discount notes	19,649,417	(376)	19,649,793

Consolidated obligation bonds	33,099,465	4,014	33,095,451

Mandatorily redeemable capital stock	40,786	0	40,786

Accrued interest payable	386,133	0	386,133

Derivative liabilities	189,890	0	189,890
Other Asset (Liability):
Standby letters of credit	(1,115)	0	(1,115)

Standby bond purchase agreements	(87)	1,537	1,450

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2006, are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value

Assets:
Cash and due from banks	$375	$0	$375

Interest-bearing deposits	4,327,459	0	4,327,459

Federal funds sold	8,054,500	0	8,054,500

Trading securities	704,125	0	704,125

Available-for-sale securities	101,668	0	101,668

Held-to-maturity securities	8,377,383	(63,084)	8,314,299

Advances	28,445,245	(4,729)	28,440,516

Mortgage loans held for portfolio, net of allowance	2,372,939	(74,230)	2,298,709

Accrued interest receivable	176,087	0	176,087

Derivative assets	66,623	0	66,623

Liabilities:
Deposits	1,118,406	1	1,118,405

Consolidated obligation discount notes	16,736,007	38	16,735,969

Consolidated obligation bonds	32,038,999	101,015	31,937,984

Mandatorily redeemable capital stock	46,232	0	46,232

Accrued interest payable	336,743	0	336,743

Derivative liabilities	203,579	0	203,579
Other Asset (Liability):
Standby letters of credit	(1,112)	0	(1,112)

Standby bond purchase agreements	(62)	1,177	1,115

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As described in Note 9, as provided by the Bank Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,056,058,610,000 and $902,205,923,000 as of September 30, 2007 and December 31, 2006, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

Standby letters of credit are executed for members or non-member housing associates for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2007 and December 31, 2006, outstanding standby letters of credit totaled $1,992,972,000 and $2,125,187,000, respectively, and had original terms of eleven days to seven years and seven days to seven years, respectively, with a final expiration in 2011. Unearned fees, as well as the value of the guarantees related to standby letters of credit, are recorded in other liabilities and amounted to $1,115,000 and $1,112,000 as of September 30, 2007 and December 31, 2006, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $17,728,000 and $14,006,000 as of September 30, 2007 and December 31, 2006, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $16,000 and $(31,000) as of September 30, 2007 and December 31, 2006, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank expire no later than 2012, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $866,543,000 and $724,342,000 as of September 30, 2007 and December 31, 2006, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three- and nine-month periods ended September 30, 2007 and 2006.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of September 30, 2007 and December 31, 2006, the FHLBank had delivered cash and securities with a book value of $69,940,000 and $67,430,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. As of September 30, 2007 and December 31, 2006, cash that has been pledged in the amount of $69,940,000 and $67,430,000, respectively, is classified as interest-bearing deposits on the Statements of Condition.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of September 30, 2007 and December 31, 2006 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

September 30, 2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock

U.S. Central Federal Credit Union	KS	$1,000	0.2%	$316,111	20.7%	$317,111	14.5%
MidFirst Bank	OK	1,935	0.3	292,646	19.2	294,581	13.5
TOTAL		$2,935	0.5%	$608,757	39.9%	$611,692	28.0%
December 31, 2006
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock

U.S. Central Federal Credit Union	KS	$1,000	0.2%	$302,700	20.5%	$303,700	14.8%
MidFirst Bank	OK	$2,921	0.5%	$287,587	19.5%	$290,508	14.1%
TOTAL		$3,921	0.7%	$590,287	40.0%	$594,208	28.9%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2007 and December 31, 2006 are summarized in the following table (in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	September 30, 2007		December 31, 2006		September 30, 2007		December 31, 2006
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total[1]	Outstanding Deposits	Percent of Total[1]

U.S. Central Federal Credit Union	$6,250,000	19.0%	$4,000,000	14.1%	$0	0.0%	$40	0.0%
MidFirst Bank	5,730,800	17.4	5,696,400	20.0	387	0.0	2,804	0.3
TOTAL	$11,980,800	36.4%	$9,696,400	34.1%	$387	0.0%	$2,844	0.3%
_______
[1]	Excludes cash pledged as collateral by derivative counterparties, classified as interest-bearing deposits and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

Neither member originated mortgage loans for or sold mortgages into the MPF program during the three- or nine–month periods ended September 30, 2007 or 2006.

Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of September 30, 2007 and December 31, 2006 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	September 30, 2007		December 31, 2006
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total

Advances	$184,268	0.6%	$212,124	0.7%

Deposits	$1,589	0.2%	$7,853	0.7%

Class A Common Stock	$7,065	1.1%	$9,042	1.6%
Class B Common Stock	8,521	0.6	11,742	0.8
Total Capital Stock	$15,586	0.7%	$20,784	1.0%

The following table presents summary information on mortgage loans funded or acquired during the three- and nine–month periods ended September 30, 2007 and 2006 for members that had an officer or director serving on the FHLBank’s board of directors at September 30, 2007 and September 30, 2006 (in thousands). Information is only included for the period in which an officer or director served on the FHLBank’s board of directors.

For the Three-month period ended				For the Nine-month period ended
September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total

$2,253	3.1%	$2,305	4.0%	$4,723	2.7%	$6,250	3.6%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands). All transactions occurred at market prices.

	Three-month period ended		Nine-month period ended
Business Activity	September 30, 2007	September 30, 2006	September 30, 2007	September30, 2006

Average overnight interbank loan balances to other FHLBanks[1]	$2,783	$1,522	$2,147	$1,410
Average overnight interbank loan balances from other FHLBanks[1]	3,402	3,152	3,784	2,126
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	28	23	27	25
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	240	241	719	719
FHLBank system shared expenses[4]	264	170	414	328
_______
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of September 30, 2007 and December 31, 2006, and results of operations for the three- and nine-month periods ended September 30, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2006.

Overview
The FHLBank Topeka is a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the “FHLBank System.” As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board ensures that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital markets.

The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite fluctuations in total assets, liabilities and capital in recent quarters, the FHLBank has been able to: (1) achieve its housing mission by meeting member credit needs even during the capital market disruptions during August and September 2007, and (2) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated.

Selected Financial Data (dollar amounts in thousands):

Table 1

	09/30/2007	06/30/2007	03/31/2007	12/31/2006	09/30/2006
Statement of Condition (at period end)
Total assets	$56,740,335	$52,632,560	$49,765,055	$52,738,967	$49,863,846
Investments[1]	21,017,076	21,407,350	20,338,392	21,565,135	20,291,024
Advances	32,980,591	28,510,094	26,715,893	28,445,245	26,884,116
Mortgage loans held for portfolio, net	2,331,126	2,337,228	2,348,612	2,372,939	2,387,378
Deposits	952,726	1,079,890	1,307,684	1,118,406	731,156
Consolidated obligations, net[2]	52,748,882	48,576,344	45,826,766	48,775,006	46,390,017
Capital	2,332,789	2,139,424	2,024,424	2,171,654	2,047,018

Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	60,469	54,636	54,249	54,995	53,672
Provision for (reversal of) credit losses on mortgage loans	37	(3)	(43)	167	104
Other income (loss)	3,483	2,130	(779)	2,711	(3,190)
Other expenses	8,289	9,962	9,084	8,790	8,774
Income before assessments	55,626	46,807	44,429	48,749	41,604
Assessments	14,799	12,464	11,840	12,985	11,097
Net income	40,827	34,343	32,589	35,764	30,507

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash[3]	84	89	114	89	91
Dividends paid in stock[3]	30,429	26,877	26,953	27,942	26,113
Class A Stock dividend rate	4.55%	4.45%	4.45%	4.45%	4.45%
Class B Stock dividend rate	6.70%	6.50%	6.50%	6.50%	6.25%
Weighted average dividend rate[4]	6.19%	6.00%	6.03%	6.04%	5.87%
Dividend payout ratio	74.74%	78.52%	83.06%	78.38%	85.90%
Return on average equity	7.33%	6.76%	6.46%	6.87%	6.13%
Return on average assets	0.30%	0.28%	0.27%	0.28%	0.25%
Average equity to average assets	4.13%	4.11%	4.11%	4.14%	4.11%
Net interest margin[5]	0.45%	0.44%	0.44%	0.44%	0.45%
Total capital ratio at period end[6]	4.11%	4.06%	4.07%	4.12%	4.11%
Ratio of earnings to fixed charges[7]	1.08	1.08	1.07	1.08	1.07

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
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

[3]
Dividends classified as interest expense on mandatorily redeemable capital stock and not included as dividends under GAAP were $504,000, $560,000, $650,000, $633,000 and $624,000 for the quarters ended September 30, 2007, June 30, 2007, March 31, 2007, December 31, 2006 and September 30, 2006, respectively.

[4]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.
[5]	Net interest margin is net interest income before provision for (reversal of) credit losses on mortgage loans as a percentage of average earning assets.
[6]
Total capital ratio is GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income as a percentage of total assets at period end.

[7]
The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.

Quarterly Overview
Total assets increased during the first nine months of 2007 by 7.6 percent to $56.7 billion at September 30, 2007 from $52.7 billion at December 31, 2006. Changes in the mix of assets for the nine-month period included a $1.8 billion decrease in Federal funds sold that was offset by a $1.1 billion increase in interest-bearing deposits and a $4.5 billion increase in advances. On the liability side of the balance sheet, discount notes, which are typically used to fund short-term advances and Federal funds sold, increased by $2.9 billion while longer term consolidated obligation bonds increased by $1.1 billion.

The FHLBank’s net income for the three-month period ended September 30, 2007 was $40.8 million compared to $30.5 million for the three-month period ended September 30, 2006. The increase was primarily attributable to the following:
•	$6.8 million increase in net interest income (increase income);
•	$2.3 million net realized loss on the sale of available-for-sale securities in 2007 (decrease income);
•	$0.6 million decrease in net income related to net gain (loss) on trading securities (decrease income);
•	$9.5 million increase in net income related to net gain (loss) on derivatives and hedging activities (increase income);
•	$0.5 million decrease in total other expenses (increase income); and
•	$3.7 million increase in assessments (decrease income).

Net income for the nine-month period ended September 30, 2007 was $107.8 million compared to $100.3 million for the nine-month period ended September 30, 2006. The increase was primarily attributable to the following:
•	$9.7 million increase in net interest income (increase income);
•	$2.3 million net realized loss on the sale of available-for-sale securities in 2007 (decrease income);
•	$1.0 million net realized loss on sale of held-to-maturity securities in 2007 (decrease income);
•	$12.8 million increase in net income related to net gain (loss) on trading securities (increase income);
•	$11.4 million decrease in net income related to net gain (loss) on derivatives and hedging activities (decrease income);
•	$5.0 million increase in other income (increase income);
•	$2.9 million increase in total other expenses (decrease income); and
•	$2.7 million increase in assessments (decrease income).

The FHLBank’s net income for the third quarter of 2007 compared to the third quarter of 2006 was positively influenced by the change related to net gain (loss) on derivatives and hedging activities and the increase in net interest income, which were partially offset by the realized loss on the sale of available-for-sale securities and the increase in total assessments. For the first nine months of 2007 compared to the first nine months of 2006, net income was positively influenced by the increase in the net gain (loss) on trading securities and increases in net interest income and other income, which were partially offset by the realized losses on sales of available-for-sale and held-to-maturity securities, the negative effect of the decrease in net gain (loss) on derivatives and hedging activities and the increases in other expenses and assessments. Since a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), is invested in assets with a short duration and thus earns the equivalent of a short-term money market rate, this part of equity continues to earn a short-term interest rate that was higher than most long-term interest rates because of the inversion of the yield curve for most of the nine-month period ended September 30, 2007. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3 for additional discussion on the FHLBank’s DOE. The FHLBank’s net interest margin remained constant at 0.45 percent for the three-month periods ended September 30, 2007 and 2006. The FHLBank’s return on equity (ROE) increased to 7.33 percent for the third quarter of 2007 compared to 6.13 percent for the same period of 2006. This was primarily due to an increase in net gain (loss) on derivatives and hedging activities as mentioned previously. The FHLBank’s net interest margin remained unchanged at 0.45 percent for the nine months ended September 30, 2007 and 2006. ROE also remained unchanged at 6.86 percent for the first nine months of 2007 and the first nine months of 2006. This is primarily attributable to offsetting changes in gains (losses) on derivatives and hedging activities and gain (losses) on trading securities (i.e., $12.8 million increase in net income related to net gain (loss) on trading securities offset by $11.4 million decrease in net income related to net gain (loss) on derivatives and hedging activities).

Dividends paid for the third quarter of 2007 were 4.55 percent and 6.70 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was an increase over dividends paid for the third quarter of 2006 of 4.45 percent and 6.25 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The increase in dividend rates generally corresponds with the increase in net income between the periods, but as reflected in Table 1 the payout ratio actually decreased from 86 percent during the third quarter of 2006 to 75 percent during the third quarter of 2007. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the third quarter of 2007 over the third quarter of 2006 and for the first nine months of 2007 over the first nine months of 2006 is primarily attributable to a combination of the overall increase in the FHLBank’s average balance of total assets and the increase in short-term interest rates on these assets. See Tables 4 through 7 for further information regarding average balances and yields and changes in interest income.

Table 2 presents selected market interest rates as of the dates or periods shown for reference purposes.

Table 2

Market Instrument	September 30, 2007 Three-Month Average	September 30, 2006 Three-Month Average	September 30, 2007 Nine-Month Average	September 30, 2006 Nine-Month Average
Overnight Federal funds effective rate[1]	5.09%	5.25%	5.20%	4.87%
3-month Treasury bill[1]	4.44	5.03	4.80	4.78
3-month LIBOR[1]	5.44	5.43	5.39	5.14
2-year U.S. Treasury note[1]	4.39	4.93	4.65	4.84
5-year U.S. Treasury note[1]	4.51	4.84	4.64	4.79
10-year U.S. Treasury note[1]	4.73	4.89	4.75	4.84
30-year residential mortgage note rate[2]	6.45	6.46	6.30	6.45

Market Instrument	September 30, 2007 Ending Rate	December 31, 2006 Ending Rate	September 30, 2006 Ending Rate
Federal Open Market Committee (FOMC) target rate for overnight Federal funds	4.75%	5.25%	5.25%
3-month Treasury bill[1]	3.80	5.01	4.88
3-month LIBOR[1]	5.23	5.36	5.37
2-year U.S. Treasury note[1]	3.99	4.81	4.69
5-year U.S. Treasury note[1]	4.25	4.70	4.58
10-year U.S. Treasury note[1]	4.59	4.70	4.63
30-year residential mortgage note rate[2]	6.38	6.22	6.24
__________
[1]	Source is Bloomberg.
[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Net income is subject to volatility not only from changes in the average balance of total assets and interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the third quarter of 2007 compared to the third quarter of 2006 and for the first nine months of 2007 compared to the first nine months of 2006 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	For the Three Months Ended September 30, 2007 vs. 2006		For the Nine Months Ended September 30, 2007 vs. 2006
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$76,032	11.8%	$244,402	13.7%
Total interest expense	69,235	11.8	234,700	14.4
Net interest income before provision for (reversal of) credit losses on mortgage loans	6,797	12.7	9,702	6.1
Provision for (reversal of) credit losses on mortgage loans	(67)	(64.4)	(200)	(104.7)
Net interest income after provision for (reversal of) credit losses on mortgage loans	6,864	12.8	9,902	6.2
Net realized gain (loss) on sale or call of securities	(2,254)	(100.0)	(3,216)	(100.0)
Net gain (loss) on trading securities	(568)	(3.8)	12,794	207.9
Net gain (loss) on derivatives and hedging activities	9,452	49.0	(11,449)	(130.1)
Other non-interest income	43	3.2	5,046	510.2
Total non-interest income	6,673	209.2	3,175	191.4
Operating expenses	301	4.3	2,291	11.1
Other non-interest expense	(786)	(44.8)	623	16.6
Total other expense	(485)	(5.5)	2,914	11.9
AHP assessments	1,124	32.4	796	7.0
REFCORP assessments	2,578	33.8	1,872	7.5
Total assessments	3,702	33.4	2,668	7.3
Net income	$10,320	33.8%	$7,495	7.5%

Net Interest Income– Net interest income increased 12.7 percent from $53.7 million in the third quarter of 2006 to $60.5 million in the third quarter of 2007, while the FHLBank’s net interest margin remained unchanged at 0.45 percent for the third quarters of 2007 and 2006. Interest income on interest-earning assets increased from the third quarter of 2006 to the third quarter of 2007 primarily because of an increase in the volume of interest-earning assets as reflected in Table 5. Similar volume effects occurred in interest-bearing liabilities. While there were similar changes in volumes for both interest-earning assets and interest-bearing liabilities, the net interest spread reflected in Table 4 increased from 0.17 percent for the third quarter of 2006 to 0.19 percent for the third quarter of 2007 as the FHLBank experienced a slight increase between its returns on money market investments and advances and its cost of funds during the third quarter of 2007 (Table 5 reflects an increase in interest income attributable to rate but a decrease in interest expense attributable to rate). Table 5 indicates that the increase in NII for the third quarter of 2007 was almost equally attributable to volume and rate.

Net interest income increased 6.1 percent from $159.7 million for the first nine months of 2006 to $169.4 million for the first nine months of 2007 primarily because of the impact of increasing interest rates on invested capital and the change in the composition of the balance sheet. Interest income on interest-earning assets increased from the first nine months of 2006 to the first nine months of 2007 because of the combination of an increase in the volume of interest-earning assets and an increase in interest rates as reflected in Table 7. Similar volume/rate effects occurred in interest-bearing liabilities. However, the FHLBank’s net interest margin remained unchanged at 0.45 percent for the nine months ended September 30, 2007 and 2006. As reflected in Table 6, the FHLBank’s net interest spread also remained unchanged at 0.19 percent for the first nine months of 2007 and 2006. Table 7 demonstrates that the increase in interest rates between the periods was the primary factor in the increase in net interest income from 2006 to 2007.

As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s DOE is relatively short. The short DOE is the result of the short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. As short-term interest rates rose from the first nine months of 2006 to first nine months of 2007, so did the FHLBank’s net interest income attributable to invested capital during that period.

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended September 30, 2007 and 2006 (in thousands):

Table 4

	For the Three-Month Periods Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$4,692,994	$64,341	5.44%	$4,755,469	$63,382	5.29%
Federal funds sold and resale agreements	6,464,006	86,029	5.28	4,045,073	54,389	5.33
Investments[6]	9,617,275	129,983	5.36	8,519,268	113,925	5.31
Advances[1,7]	30,094,828	406,474	5.36	28,062,335	378,756	5.35
Mortgage loans held for portfolio[1,4,5]	2,334,507	30,330	5.15	2,397,395	30,504	5.05
Other interest-earning assets	61,739	991	6.37	66,768	1,160	6.89
Total earning assets	53,265,349	718,148	5.35	47,846,308	642,116	5.33
Other non-interest-earning assets	305,497			231,908
Total assets	$53,570,846			$48,078,216
Interest-bearing liabilities:
Deposits	$925,563	$11,740	5.03%	$703,771	$9,055	5.10%
Consolidated obligations:[1]
Discount Notes	16,162,299	206,957	5.08	13,402,213	177,678	5.26
Bonds	33,436,213	438,064	5.20	31,058,245	400,562	5.12
Other borrowings	72,508	918	5.03	88,798	1,149	5.13
Total interest-bearing liabilities	50,596,583	657,679	5.16	45,253,027	588,444	5.16
Capital and other non-interest-bearing funds	2,974,263			2,825,189
Total funding	$53,570,846			$48,078,216

Net interest income and net interest spread[2]		$60,469	0.19%		$53,672	0.17%

Net interest margin[3]			0.45%			0.45%
___________
[1]	Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]
The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $535,000 and $613,000 for the quarters ended September 30, 2007 and 2006, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6]	The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the third quarters of 2007 and 2006 (in thousands):

Table 5

	For the Three Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$(833)	$1,792	$959
Federal funds sold and resale agreements	32,524	(884)	31,640
Investments	14,683	1,375	16,058
Advances	27,433	285	27,718
Mortgage loans held for portfolio	(801)	627	(174)
Other assets	(87)	(82)	(169)
Total earning assets	72,919	3,113	76,032
Interest Expense:
Deposits	2,854	(169)	2,685
Consolidated obligations:
Discount notes	36,592	(7,313)	29,279
Bonds	30,669	6,833	37,502
Other borrowings	(211)	(20)	(231)
Total interest-bearing liabilities	69,904	(669)	69,235
Change in net interest income	$3,015	$3,782	$6,797
___________
[1]	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
[2]	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.

Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2007 and 2006 (in thousands):

Table 6

	For the Nine-Month Periods Ended
	September 30, 2007			September 30, 2006
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$4,462,041	$180,117	5.40%	$4,892,033	$181,727	4.97%
Federal funds sold and resale agreements	6,942,751	276,325	5.32	4,101,225	151,440	4.94
Investments[6]	9,028,821	361,898	5.36	8,367,439	323,098	5.16
Advances[1,7]	27,868,211	1,117,427	5.36	27,811,403	1,034,081	4.97
Mortgage loans held for portfolio[1,4,5]	2,346,980	91,126	5.19	2,406,522	91,804	5.10
Other interest-earning assets	62,507	2,990	6.40	68,042	3,331	6.55
Total earning assets	50,711,311	2,029,883	5.35	47,646,664	1,785,481	5.01
Other non-interest-earning assets	296,838			220,894
Total assets	$51,008,149			$47,867,558
Interest-bearing liabilities:
Deposits	$963,742	$36,843	5.11%	$761,018	$26,819	4.71%
Consolidated obligations:[1]
Discount Notes	14,085,291	545,200	5.18	13,337,011	484,156	4.85
Bonds	33,098,498	1,275,401	5.15	30,882,246	1,111,413	4.81
Other borrowings	79,664	3,085	5.18	96,248	3,441	4.78
Total interest-bearing liabilities	48,227,195	1,860,529	5.16	45,076,523	1,625,829	4.82
Capital and other non-interest-bearing funds	2,780,954			2,791,035
Total funding	$51,008,149			$47,867,558

Net interest income and net interest spread[2]		$169,354	0.19%		$159,652	0.19%

Net interest margin[3]			0.45%			0.45%
___________
[1]	Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]
The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,749,000 and $1,877,000 for the nine months ended September 30, 2007 and 2006, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6]	The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first nine months of 2007 and 2006 (in thousands):

Table 7

	For the Nine Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$(15,973)	$14,363	$(1,610)
Federal funds sold and resale agreements	104,925	19,960	124,885
Investments	25,539	13,261	38,800
Advances	2,112	81,234	83,346
Mortgage loans held for portfolio	(2,272)	1,594	(678)
Other assets	(271)	(70)	(341)
Total earning assets	114,060	130,342	244,402
Interest Expense:
Deposits	7,145	2,879	10,024
Consolidated obligations:
Discount notes	27,164	33,880	61,044
Bonds	79,760	84,228	163,988
Other borrowings	(593)	237	(356)
Total interest-bearing liabilities	113,476	121,224	234,700
Change in net interest income	$584	$9,118	$9,702
___________
[1]	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
[2]	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.

Net Gain (Loss) on Derivative and Hedging Activities– The volatility in other income is predominately driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of $(9.8) million and $(19.3) million for the quarters ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the net gain (loss) on derivatives and hedging activities was $(2.6) million and $8.8 million, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates during any three-, six-, nine-, or 12-month period. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses on its derivatives when the general level of interest rates falls over the period.

Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities related to economic hedges. In September 2007, the FHLBank purchased $419.6 million in adjustable rate MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. All gains (losses) related to trading securities are recorded in other income as net gain (loss) on trading securities; however, only gains (losses) relating to trading securities that are related to economic hedges are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities related to economic hedges are sensitive to the general level of interest rates. Gains (losses) in this category move in the opposite direction of and partially offset the net gain (loss) on derivative and hedging activities. Gains (losses) in the MBS/CMO portfolio also move in the opposite direction of the movement in interest rates but with no offsetting hedge. The FHLBank generally records gains on its trading securities when the general level of interest rates falls over the period and records losses on its trading securities when the general level of interest rates rises over the period.

Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2007 (in thousands):

Table 8

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(11,402)	$(1)	$103	$0	$(1,349)	$0	$(12,649)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	2,266	0	0	0	(2,960)	0	(694)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(9,996)	248	75	(343)	(13)	(10,029)
Economic hedges – net interest received (paid)	0	692	0	79	89	26	886
Subtotal	2,266	(9,304)	248	154	(3,214)	13	(9,837)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	13,542	0	0	0	0	13,542
Total	$(9,136)	$4,237	$351	$154	$(4,563)	$13	$(8,944)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2006 (in thousands):

Table 9

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(13,925)	$0	$9	$0	$(1,058)	$0	$(14,974)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	1,300	0	0	0	(1,881)	0	(581)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(18,921)	367	(629)	(568)	(44)	(19,795)
Economic hedges – net interest received (paid)	0	412	0	521	99	55	1,087
Subtotal	1,300	(18,509)	367	(108)	(2,350)	11	(19,289)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	14,773	0	0	0	0	14,773
Total	$(12,625)	$(3,736)	$376	$(108)	$(3,408)	$11	$(19,490)

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2007 (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(39,043)	$(2)	$1	$0	$(4,000)	$0	$(43,044)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	1,341	0	0	0	(1,470)	0	(129)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(3,792)	(47)	(58)	(328)	(75)	(4,300)
Economic hedges – net interest received (paid)	0	1,510	0	(89)	265	95	1,781
Subtotal	1,341	(2,282)	(47)	(147)	(1,533)	20	(2,648)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	5,956	0	0	0	0	5,956
Total	$(37,702)	$3,672	$(46)	$(147)	$(5,533)	$20	$(39,736)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2006 (in thousands):

Table 11

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(41,245)	$(2)	$85	$0	$(3,153)	$0	$(44,315)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	780	0	0	0	(263)	0	517
Economic hedges – unrealized gain (loss) due to fair value changes	0	4,354	(69)	(316)	4,511	(154)	8,326
Economic hedges – net interest received (paid)	0	(1,184)	0	524	444	174	(42)
Subtotal	780	3,170	(69)	208	4,692	20	8,801

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(6,153)	0	0	0	0	(6,153)
Total	$(40,465)	$(2,985)	$16	$208	$1,539	$20	$(41,667)

Other Non-interest Income– Included in other non-interest income are realized gains (losses) from the sale or call of available-for-sale and held-to-maturity securities. In the first quarter of 2007, several held-to-maturity securities were sold. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. The FHLBank realized a net loss of $1.0 million on these held-to-maturity securities for the nine months ended September 30, 2007. All outstanding available-for-sale securities, which were originally acquired for asset/liability management purposes, were sold at a realized net loss of $2.3 million in the third quarter of 2007. There were no sales of securities during the three or nine months ended September 30, 2006.

Return on Equity – Return on equity was 7.33 percent (annualized) in the third quarter of 2007, an increase of 120 basis points from 6.13 percent for the third quarter of 2006. This increase reflects the 33.8 percent increase in net income, from $30.5 million in the third quarter of 2006 to $40.8 million in the third quarter of 2007 which was partially offset by a higher average balance of equity for the third quarter of 2007. As discussed previously in “Results of Operations – Net Interest Income” in this Item 2 and reflected in Table 3, the primary contributors to the increase in ROE were the increases in net interest income and in net income related to net gain (loss) on derivatives and hedging activities from the third quarter 2006 to the third quarter 2007.

Return on equity was 6.86 percent (annualized) for the first nine months of 2007, unchanged from the first nine months of 2006. As discussed previously in “Results of Operations – Net Interest Income” in this Item 2 and reflected in Table 3, the increases in non-interest income categories were almost entirely offset by the increases in other expenses. Average capital grew a modest 7.3 percent from $2.0 billion for the nine-month period ended September 30, 2006 to $2.1 billion for the nine-month period ended September 30, 2007. The growth in capital along with the modest growth in net income of 7.5 percent contributed to the unchanged ROE for the first nine months of 2007 over the first nine months of 2006.

Financial Condition
Overall – Table 12 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2006 to September 30, 2007 (in thousands):

Table 12

	Increase (Decrease) in Components
	September 30, 2007 vs. December 31, 2006
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$531	141.6%
Investments[1]	(548,059)	(2.5)
Advances	4,535,346	15.9
Mortgage loans held for portfolio, net	(41,813)	(1.8)
Derivatives assets	53,792	80.7
Other assets	1,571	0.5
Total assets	$4,001,368	7.6%

Liabilities:
Deposits	$(165,680)	(14.8)%
Consolidated obligations, net	3,973,876	8.1
Mandatorily redeemable capital stock	(5,446)	(11.8)
Derivative liabilities	(13,689)	(6.7)
Other liabilities	51,172	12.1
Total liabilities	3,840,233	7.6

Capital:
Capital stock outstanding	133,554	6.7
Retained earnings	23,213	13.5
Accumulated other comprehensive income	4,368	61.6
Total capital	161,135	7.4
Total liabilities and capital	$4,001,368	7.6%
__________
[1]	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances– Outstanding advances increased by 15.9 percent from $28.4 billion on December 31, 2006 to $33.0 billion on September 30, 2007 (see Table 12). While most advance products increased in volume over the nine-month period, the mix of products has changed significantly, with short-term fixed rate advances decreasing to 33.5 percent and long-term fixed rate advances increasing to 28.8 percent of the total as of September 30, 2007, compared to 38.4 and 22.8 percent, respectively, as of December 31, 2006 (see Table 13). The par value of total fixed rate advances increased by $3.4 billion and the par value of total adjustable rate advances, including lines of credit, increased by $1.1 billion (see Table 13). From December 31, 2006 to September 30, 2007, SFAS 133 basis adjustments on advances increased primarily as a result of the increased level of convertible advances and other advances which are hedged by the FHLBank with derivatives.

We expect that the FHLBank’s total advances to existing members will decline during the fourth quarter as members’ originations of mortgage loans held in portfolio slow due to the slowdown in the housing market and the decreasing need for liquidity from several of the FHLBank’s largest members. The credit crisis that occurred in the third quarter of 2007 resulted in a substantial increase in advance demand from some of the FHLBank’s largest members and these members have tentatively indicated that they do not believe that they will need as much liquidity by year end. The FHLBank expects that new FHLBank members, primarily new or recent insurance company members, will continue to increase their demand for advances, but this increase will be more than offset by the expected declines in advance balances discussed above.

Table 13 summarizes the par value of the FHLBank’s advances outstanding by product as of September 30, 2007 and December 31, 2006 (in thousands):

Table 13

	September 30, 2007		December 31, 2006
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$1,145,277	3.5%	$1,196,241	4.2%
Short-term fixed rate advances	11,014,132	33.5	10,944,904	38.4
Long-term fixed rate advances	9,505,271	28.8	6,470,905	22.8
Fixed rate callable advances	16,625	0.1	125	0.0
Fixed rate amortizing advances	501,231	1.5	521,289	1.8
Fixed rate callable amortizing advances	1,902	0.0	2,140	0.0
Fixed rate convertible advances	4,205,941	12.8	3,996,241	14.0
Adjustable rate advances	603,330	1.8	715,305	2.5
Adjustable rate callable advances	5,005,903	15.2	3,765,216	13.2
Customized advances:
Advances with embedded caps or floors	142,500	0.4	217,500	0.8
Standard housing and community development advances:
Fixed rate	361,655	1.1	319,207	1.1
Fixed rate amortizing advances	356,536	1.1	302,484	1.1
Fixed rate callable amortizing advances	125	0.0	131	0.0
Adjustable rate advances	6,100	0.0	0	0.0
Adjustable rate callable advances	51,784	0.2	14,300	0.1
Fixed rate amortizing advances funded through AHP	18	0.0	22	0.0
Total Par Value	$32,918,330	100.0%	$28,466,010	100.0%
Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date or conversion of an advance.

Total advances as a percentage of total assets increased from 53.9 percent as of December 31, 2006 to 58.1 percent as of September 30, 2007. The percentage of total advances to total assets is expected to remain relatively steady within a range from 53 to 60 percent in future periods as any growth in the FHLBank’s mortgage loan portfolio is accommodated on the balance sheet through a reduction in money market and other short-term investments. The average yield on advances was 5.36 percent for the three months ended September 30, 2007, compared to 5.35 percent for the three months ended September 30, 2006. Additionally, the average yield on advances was 5.36 percent and 4.97 percent for the nine months ended September 30, 2007 and 2006, respectively.

As detailed in Table 13, 67.4 percent of the FHLBank’s advance portfolio as of September 30, 2007, reprices within three months compared to 73.2 percent as of December 31, 2006. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Table 14 presents information on the FHLBank’s five largest borrowers as of September 30, 2007 and December 31, 2006 (in thousands). Table 15 presents the interest income associated with these advances for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands). The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances.

Table 14

			September 30, 2007		December 31, 2006
Borrower Name	City	State	Advance Par Value	Percent of Total Advances	Advance Par Value	Percent of Total Advances
U.S. Central Federal Credit Union	Lenexa	KS	$6,250,000	19.0%	$4,000,000	14.1%
MidFirst Bank	Oklahoma City	OK	5,730,800	17.4	5,696,400	20.0
Security Life of Denver Ins. Co.	Denver	CO	3,134,000	9.5	2,334,000	8.2
Capitol Federal Savings Bank	Topeka	KS	2,746,000	8.4	3,296,000	11.5
Security Benefit Life Insurance Co.	Topeka	KS	1,394,330	4.2	1,269,330	4.5
Total			$19,255,130	58.5%	$16,595,730	58.3%

Table 15

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
U.S. Central Federal Credit Union	$72,642	18.6%	$49,308	13.8%	$147,067	13.8%	$126,979	12.8%
MidFirst Bank	69,421	17.8	73,154	20.5	211,787	19.9	200,095	20.2
Security Life of Denver Insurance Co.	42,100	10.8	23,043	6.4	114,361	10.7	51,035	5.2
Capitol Federal Savings Bank	33,472	8.6	37,003	10.4	103,015	9.7	110,288	11.1
Security Benefit Life Insurance Co.	19,053	4.9	16,407	4.6	54,701	5.2	44,549	4.5
Total	$236,688	60.7%	$198,915	55.7%	$630,931	59.3%	$532,946	53.8%
___________
[1]	Total advance income excludes net interest settlements on derivatives.

MPF Program– The FHLBank participates in the MPF Program through the MPF Provider, which is the Federal Home Loan Bank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was a slight reduction in the MPF portfolio during 2007, as new loans acquired from in-district participating financial institutions (PFIs) were not quite enough to offset the amount of loans paid down during the three- and nine-month periods ended September 30, 2007. The FHLBank devoted resources during the first nine months of 2007 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans during the remainder of 2007 and into 2008. The FHLBank did not acquire any out-of-district mortgage loans during the first nine months of 2007 and is unlikely to do so during the remainder of 2007 unless the relative value of fixed rate mortgage loans to its cost of funds improves significantly.

Table 16 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of September 30, 2007 and December 31, 2006 and the percentage of those loans to total MPF loans outstanding as of each date:

Table 16

PFI Name	MPF Loan Balance as of September 30, 2007	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2006	Percent of Total MPF Loans
LaSalle National Bank, N.A.[1]	$540,661	23.2%	$601,399	25.4%
TierOne Bank	497,982	21.4	495,211	20.9
Bank of the West[2]	435,307	18.7	476,467	20.1
Sunflower Bank, NA	59,998	2.6	64,233	2.7
Golden Belt Bank, FSA	37,155	1.6	38,520	1.6
Total	$1,571,103	67.5%	$1,675,830	70.7%
___________
[1]	Out-of-district loans acquired from Federal Home Loan Bank of Chicago.
[2]
Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

The average yield on mortgage loans for the third quarter of 2007 was 5.15 percent compared to 5.05 percent for the third quarter of 2006. For the nine-month periods ended September 30, 2007 and 2006, the average yield on mortgage loans was 5.19 percent and 5.10 percent, respectively. The average yield on mortgage loans increased due primarily to the increase in mortgage interest rates and a decrease in the net write-off of the amortization of premium as a result of the decline in mortgage loan prepayments and the increase in estimated lives of existing mortgage loans because of the increase in mortgage interest rates. The average yield on mortgage loans is expected to remain relatively stable as mortgage interest rates during the remainder of 2007 are not expected to change significantly. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO®score2 and loan-to-value ratio (LTV)3 recorded at origination for conventional mortgage loans held in portfolio at September 30, 2007 was 740.7 with a 72.2 percent LTV. The FHLBank believes it has minimal exposure to sub-prime loans due to its unique business model, conservative policies pertaining to advances collateral and investments, and reduced credit risk due to the design of its mortgage loan programs. Under the MPF Program, the FHLBank does not fund or purchase mortgage loans that are originated as sub-prime or nontraditional loans (e.g., adjustable loans with teaser rates, low FICO scores/high loan-to-values, interest-only loans, negative amortization loans, etc.). Even though the mortgage loans on its books are not classified sub-prime or nontraditional, management has added supplemental monitoring processes to review all mortgage loans where the borrower’s original FICO score was equal to or less than 660.

____________
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

Table 17 presents the unpaid principal balance for conventional and government-insured mortgage loans as of September 30, 2007 and December 31, 2006 (in thousands):

Table 17

	September 30, 2007	December 31, 2006
Conventional mortgage loans	$2,252,904	$2,307,079
Government-insured mortgage loans	76,176	63,105
Total outstanding mortgage loans	$2,329,080	$2,370,184

Table 18 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of September 30, 2007 and December 31, 2006 (in thousands):

Table 18

	September 30, 2007	December 31, 2006
Performing mortgage loans	$2,323,525	$2,365,122
Non-performing mortgage loans	5,123	4,379
Mortgage loans 90 days or more past due and accruing	432	683
Total outstanding mortgage loans	$2,329,080	$2,370,184

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

Table 19 details the change in the allowance for mortgage loan losses for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

Table 19

	Three-month periods ended		Nine-month periods ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Balance, beginning of period	$852	$764	$854	$756
Provision for (reversal of) credit losses on mortgage loans	37	104	(9)	191
Charge-offs	(44)	(18)	0	(97)
Recoveries	0	0	0	0
Balance, end of period	$845	$850	$845	$850

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three- and nine-month periods ended September 30, 2007 and 2006.

Investments– As indicated in Table 12, total investments (including long term investments, interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell) decreased 2.5 percent from December 31, 2006 to September 30, 2007. Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 5.35 percent during the third quarter of 2007, compared to 5.31 percent during the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, the average yield on investments was 5.35 percent and 5.05 percent, respectively. The FOMC lowered the target overnight Federal funds rate 50 basis points to 4.75 percent in September 2007. This change, together with the steepening of the U.S. Treasury curve from the 2-year to the 10-year Treasury bond yield, resulted in a widening of spreads between the yield on investments and the FHLBank’s cost of funds for the quarter ended September 30, 2007. Much of the increase in spreads during the third quarter of 2007 can be attributed to a decrease in the FHLBank’s borrowing costs in the short-term consolidated obligation discount note market as there was a “flight to quality” during the credit crisis in the financial markets and FHLBank short-term discount notes were viewed favorably by market participants because of the FHLBanks’ GSE status. Prior to this last quarter, spreads had generally tightened as interest rates increased. The current wider spreads are expected to return to more normal levels (closer to historical averages) before the end of the fourth quarter of 2007 as financial market conditions stabilize and the flight to quality abates. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $13.5 billion at September 30, 2007, compared to $14.5 billion at December 31, 2006. The decrease was primarily due to a decrease in Federal funds sold, which was partially offset by an increase in interest-bearing deposits. The decrease in the short-term liquidity portfolios was the result of the increase in assets created from increased demand for advances in the quarter ended September 30, 2007. The FHLBank’s long-term investment portfolio, consisting of U.S. government agency and government sponsored enterprise (GSE) securities, MBS/CMO and taxable state or local housing finance agency securities, increased from $7.1 billion at December 31, 2006 to $7.5 billion at September 30, 2007 primarily due to an increase in the FHLBank’s capital as we continue to utilize our authority to leverage capital when it is not supporting advances. Also during the third quarter, the FHLBank purchased $419.6 million in GSE issued adjustable rate MBS/CMOs, which were placed in a trading portfolio for asset/liability management purposes. The FHLBank does not intend to actively trade these securities but desires the ability to adjust its risk position as necessary through the potential future sale of these MBS/CMOs if necessary. We anticipate that this trading portfolio will be limited to adjustable rate MBS/CMOs because of the lower price volatility relative to fixed rate MBS/CMOs. For similar reasons (i.e., limiting income volatility), FHLBank management does not expect that this portfolio of adjustable rate MBS/CMOs classified as trading securities will exceed $1.0 billion in the future.

The carrying value and contractual maturity of the FHLBank’s investments as of September 30, 2007 and December 31, 2006 are summarized by security type in Tables 20 and 21 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 20

September 30, 2007
SecurityType	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
CDs	$5,120,012	$5,120,012	$0	$0	$0
Bank notes	235,000	235,000	0	0	0
Swap cash collateral	69,940	69,940	0	0	0
MPF deposits	25	25	0	0	0
Total interest-bearing deposits	5,424,977	5,424,977	0	0	0

Federal funds sold:
Overnight Federal funds sold	4,923,000	4,923,000	0	0	0
Term Federal funds sold	1,310,000	1,310,000	0	0	0
Total Federal funds sold	6,233,000	6,233,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	15,009	15,009	0	0	0
Fannie Mae obligations[1]	107,340	0	52,340	55,000	0
Freddie Mac obligations[1]	508,713	0	410,403	98,310	0
Mortgage-backed securities:
Fannie Mae obligations[1]	276,450	0	0	0	276,450
Freddie Mac obligations[1]	135,183	0	0	0	135,183
Ginnie Mae obligations[2]	2,691	0	0	0	2,691
Total trading securities	1,045,386	15,009	462,743	153,310	414,324

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,825,241	1,825,241	0	0	0
State or local housing agencies	197,347	0	10,305	4,030	183,012
Mortgage-backed securities:
Fannie Mae obligations[1]	1,477,298	0	0	0	1,477,298
Freddie Mac obligations[1]	1,685,578	0	0	19,148	1,666,430
Ginnie Mae obligations[2]	45,736	0	0	1,310	44,426
Other – non-government	3,082,513	0	0	10,690	3,071,823
Total held-to-maturity securities	8,313,713	1,825,241	10,305	35,178	6,442,989

Total	$21,017,076	$13,498,227	$473,048	$188,488	$6,857,313
_______
[1]
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 21

December 31, 2006
SecurityType	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
CDs	$3,985,000	$3,985,000	$0	$0	$0
Bank notes	275,000	275,000	0	0	0
Swap cash collateral	67,430	67,430	0	0	0
MPF deposits	29	29	0	0	0
Total interest-bearing deposits	4,327,459	4,327,459	0	0	0

Federal funds sold:
Overnight Federal funds sold	5,935,500	5,935,500	0	0	0
Term Federal funds sold	2,119,000	2,119,000	0	0	0
Total Federal funds sold	8,054,500	8,054,500	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	620	620	0	0	0
FHLBank obligations	15,052	15,052	0	0	0
Fannie Mae obligations[1]	181,611	75,218	52,063	54,330	0
Freddie Mac obligations[1]	503,406	0	302,781	200,625	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	3,436	0	0	0	3,436
Total trading securities	704,125	90,890	354,844	254,955	3,436

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,668	49,143	52,525	0	0
Total available-for-sale securities	101,668	49,143	52,525	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,774,449	1,774,449	0	0	0
State or local housing agencies	238,873	0	10,000	600	228,273
Fannie Mae obligations[1]	100,008	100,008	0	0	0
Freddie Mac obligations[1]	99,940	99,940	0	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	1,145,425	0	536	2,395	1,142,494
Freddie Mac obligations[1]	1,379,899	0	0	3,664	1,376,235
Ginnie Mae obligations[2]	17,118	0	275	2,093	14,750
Other – non-government	3,621,671	0	0	0	3,621,671
Total held-to-maturity securities	8,377,383	1,974,397	10,811	8,752	6,383,423

Total	$21,565,135	$14,496,389	$418,180	$263,707	$6,386,859
_______
[1]
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Deposits– The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 5.03 percent for the third quarter of 2007 and 5.10 percent for the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, the annualized average rate paid on interest-bearing deposits was 5.11 percent and 4.71 percent, respectively. The average rate paid on deposits changed in tandem with changing short-term interest rates during and between those periods. Most deposits are demand or overnight deposits, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.

Consolidated Obligations– Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances, mortgage loans and investments. As noted under “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank uses debt with a variety of maturities and option characteristics to manage its DOE and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically reconfigure funding terms and costs.

During the first nine months of 2007, the FHLBank’s total consolidated obligation balances increased as funding needs for advances and investments increased. While outstanding consolidated obligations increased 8.1 percent from December 31, 2006 to September 30, 2007 (see Table 12), the mix between discount notes and bonds changed over the period. Discount notes increased by $2.9 billion and bonds increased by $1.1 billion from December 31, 2006 to September 30, 2007. The reason for the change in the funding mix was that the cost relative to one- or three-month LIBOR of consolidated obligation bonds hedged with an interest rate swap was higher than the cost of discount notes with similar terms (refer to previous comments in this Item 2 on the cost of FHLBank discount notes during the recent credit crisis in the financial markets). The average annualized effective rate paid on consolidated obligations was 5.16 percent for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the average annualized effective rates paid on consolidated obligations were 5.16 percent and 4.82 percent, respectively. The average effective rate paid on consolidated obligations increased in response to increasing market interest rates and increased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, during the last half of 2006 and first nine months of 2007, the FHLBank shifted its investment strategy from acquiring fixed rate MBS/CMOs to purchasing adjustable rate MBS/CMOs with embedded caps. The FHLBank also began purchasing interest rate caps and swaptions as economic hedges to mitigate a portion of the cap risk embedded in the adjustable rate MBS/CMOs. Management expects that the net interest spread on its MBS/CMO portfolio, adjusted for the cost of economic hedges, may decline somewhat during the remainder of 2007 unless the widening of MBS/CMO spreads relative to the FHLBank’s cost of funds as a result of uncertainties in the sub-prime mortgage market that started late in the second quarter of 2007 and continued into the third quarter persists. The FHLBank’s decline in MBS/CMO spreads during 2006 and into the first half of 2007 was the result of: (1) the extension of fixed rate MBS/CMOs coupled with the maturity of low-cost debt funding the MBS/CMO portfolio; (2) the increased costs of consolidated obligation debt with optionality relative to the yield on fixed rate and adjustable rate MBS/CMOs; and (3) the cost of caps and swaptions necessary to hedge the cap risk associated with adjustable rate MBS/CMOs. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information on the effect of interest rates on the three- and nine-month periods ended September 30, 2007.

Derivatives– All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as both the interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 32 through 35 for detailed information regarding the notional amounts and estimated fair values (excluding accrued interest) of derivative instruments.

The notional amount of total derivatives outstanding increased from $36.1 billion at December 31, 2006 to $37.9 billion at September 30, 2007. Increases occurred in interest rate swaps executed to hedge consolidated obligations (from $23.7 billion at December 31, 2006 to $25.0 billion at September 30, 2007), caps purchased as economic hedges of the caps embedded in adjustable rate MBS/CMOs (from $1.5 billion at December 31, 2006 to $2.6 billion at September 30, 2007) and swaptions purchased as economic hedges of the extension of MBS/CMOs (from $0.0 billion at December 31, 2006 to $0.3 billion at September 30, 2007). As discussed previously in this Item 2, there was a $1.1 billion increase in consolidated obligation bonds swapped to LIBOR because of the increase in adjustable rate MBS/CMO investments that reset based upon LIBOR, which accounts for much of the increase in interest rate swaps hedging consolidated obligation bonds. Also, as reflected in Tables 32 and 34, there has been a shift in the structure of interest rate swaps hedging consolidated obligation bonds with the more complex structures (fixed rate callable step-up or step-down and complex fixed rate bonds) decreasing from $13.3 billion at December 31, 2006 to $11.8 billion at September 30, 2007 and other less-complex structures (fixed rate non-callable bonds, fixed rate callable bonds, etc.) increasing from $10.4 billion at December 31, 2006 to $13.2 billion at September 30, 2007. The decrease in the complex structures, which usually represent the most favorable funding levels, is the result of both increased competition from other GSEs for issuance of these structures and a decrease in the market demand for these more complex structures.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 22 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at September 30, 2007 and December 31, 2006 are as follows (in thousands):

Table 22

	September 30, 2007		December 31, 2006
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances:
Fair value	$8,231,785	$(59,845)	$8,262,752	$21,257

Investments:
Economic	3,846,000	11,417	2,359,018	5,961

Mortgage loans:
Fixed rate mortgage purchase commitments	17,471	16	14,006	(31)

Consolidated obligation discount notes:
Economic	250,000	36	1,000,000	94

Consolidated obligation bonds:
Fair value	24,969,171	(198,029)	23,744,146	(289,599)
Economic	450,000	487	450,000	815
Subtotal	25,419,171	(197,542)	24,194,146	(288,784)

Intermediary:
Economic	184,454	122	245,740	197

Total	$37,948,881	$(245,796)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest	$(245,796)	$(261,306)
Net accrued interest receivable	176,321	124,350
Net Derivative Fair Value	$(69,475)	$(136,956)

Net derivative assets balance	$120,415	$66,623
Net derivative liabilities balance	(189,890)	(203,579)
Net Derivative Fair Value	$(69,475)	$(136,956)

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

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has ready access to funding at relatively favorable spreads to U.S. Treasury rates. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Board determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a prorata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine.

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, maturing consolidated obligations and interest expense.

Cash and short-term investments, including commercial paper, totaled $13.5 billion and $14.2 billion as of September 30, 2007 and December 31, 2006, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market, although the U.S. Treasury debentures were sold during the third quarter of 2007. U.S. Treasury and GSE investments totaled $0.6 billion and $1.0 billion in par value at September 30, 2007 and December 31, 2006, respectively. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least three-quarters of its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital increased by 7.4 percent from December 31, 2006 to September 30, 2007 (see Table 12). The majority of the increase in capital is due to the additional purchase of capital stock to support the increase in advances and to a lesser extent the increase in earnings in the third quarter of fiscal year 2007.

On May 22, 2007, the FHLBank informed its stockholders that it was making a change in how excess stock would be managed in response to the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. See Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings” in the annual report on Form 10-K, incorporated by reference herein, for additional discussion. Under the change in its procedures, the FHLBank implemented: (1) an exchange of all excess Class B Common Stock to Class A Common Stock on May 31, 2007, thus causing each stockholder to start at the same point with no excess Class B Common Stock, and (2) an exchange of all Class B Common Stock in excess of $50,000 to Class A Common Stock on each Wednesday (or following business day if a holiday) beginning in July 2007. In addition, at the end of each quarter the FHLBank may exercise its rights under the capital plan to execute a mandatory repurchase of excess stock if there is a risk of exceeding the one percent of FHLBank assets limitation on excess stock established by the Finance Board that would prevent the FHLBank from paying its quarterly dividend in the form of capital stock. See Item 1 – “Legislation and Regulatory Developments – Proposed Finance Board Rules Regarding Excess Stock and Retained Earnings” in the annual report on Form 10-K, incorporated by reference herein, for additional discussion. In connection with this announcement, the FHLBank began the weekly exchanges on July 25, 2007 and has conducted an exchange on each Wednesday thereafter.

Table 23 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of September 30, 2007.

Table 23

Borrower Name	Address	City	State	Number of Shares	Percent of Total
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	3,171,105	14.5%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,945,807	13.5
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,593,825	7.3
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,396,608	6.4
Total				9,107,345	41.7%

Table 24 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2006.

Table 24

Borrower Name	Address	City	State	Number of Shares	Percent of Total
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	3,036,998	14.8%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,905,081	14.1
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,678,291	8.2
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,183,382	5.8
TOTAL				8,803,752	42.9%

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement, (2) a total capital requirement and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of September 30, 2007 (see Note 10 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s board of directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 6.19 percent and 5.87 percent for the quarters ended September 30, 2007 and 2006, respectively.

The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. The current dividend parity threshold is equal to the average three-month LIBOR for a dividend period minus 100 basis points. In September 2007, the FHLBank’s board of directors changed the dividend parity threshold to be equal to the average effective overnight Federal funds rate minus 100 basis points. In accordance with the announcement to members and the provisions of the FHLBank’s capital plan, this revised dividend parity threshold will be used to calculate any FHLBank dividends paid on or after December 27, 2007.

FHLBank management anticipates that dividend rates on Class A Common Stock will be close to or equal to the newly established dividend parity threshold for future dividend periods and that the differential between the two classes of stock will stay the same or increase slightly, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s board of directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 25 presents dividends paid by type for the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

Table 25

	For the Three-Month Periods Ended			For the Nine-Month Periods Ended
Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
September 30, 2007[1,2]	$84	$30,429	$30,513	$287	$84,259	$84,546
September 30, 2006[1,2]	91	26,113	26,204	265	73,247	73,512
___________
[1]	The cash dividends listed for 2006 and 2007 represent cash dividends paid for partial shares. Stock dividends are paid in whole shares.
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

Credit Risk Management– Credit risk is defined as the risk that counterparties to the FHLBank’s transactions will not meet their contractual obligations. The FHLBank manages credit risk by following established policies, evaluating the creditworthiness of its counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is performed for all areas where the FHLBank is exposed to credit risk, whether that is through lending, investing or derivative activities.

The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $120.4 million and $66.6 million at September 30, 2007 and December 31, 2006, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $43.2 million and $4.8 million at September 30, 2007 and December 31, 2006, respectively. The FHLBank’s net credit exposure after collateral was approximately $77.2 million and $61.8 million at September 30, 2007 and December 31, 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2007 is indicated in Table 26 (in thousands):

Table 26

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$2,723	$109,186	$5,942	$2,564	$120,415
Collateral held	0	40,679	0	2,564	43,243
Net exposure after collateral	$2,723	$68,507	$5,942	$0	$77,172

Notional amount	$978,194	$29,030,389	$7,830,600	$109,698	$37,948,881
_______
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
_______
[1]
Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Table 28 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2007:

Table 28

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Barclays Bank PLC	AA	12.6%	19.7%
Goldman Sachs Capital Markets	AA-	45.4	18.1
Credit Suisse International	AA-	8.4	13.1
Royal Bank of Scotland PLC	AA	7.3	11.4
ABN-AMRO Bank NV	AA-	5.4	8.4
Dresdner Bank	A+	4.9	7.6
Bank of New York	AA-	3.6	5.7
Royal Bank of Canada	AA-	3.3	5.1
All other counterparties		9.1	10.9

Table 29 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006:

Table 29

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Barclays Bank PLC	AA	22.5%	24.3%
Credit Suisse International	AA-	22.4	24.1
Goldman Sachs Capital Markets	AA-	22.2	21.6
ABN-AMRO Bank NV	AA-	11.3	12.2
Royal Bank of Canada	AA-	7.2	7.8
All other counterparties		14.4	10.0

Liquidity Risk Management– Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. The FHLBank maintained ready access to the capital markets during the third quarter of 2007 at very favorable rates in spite of the liquidity/credit crisis in the financial markets and increased member borrowing needs. We experienced no liquidity issues and, in fact, the FHLBank System’s borrowing costs decreased relative to other AAA-rated investment alternatives. As reflected in Tables 4 and 5, the FHLBank’s net interest spreads improved during the quarter. The current favorable borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) before the end of the fourth quarter of 2007 as capital market conditions stabilize and the flight to quality subsides. For more detailed information on the FHLBank’s liquidity risk management, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Liquidity Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended September 30, 2007.

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

Recent Developments
There were no material changes to the previously disclosed legislation and regulatory developments during the quarter ended September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management– The FHLBank measures interest rate risk exposure by various methods, including the calculation of duration of equity and market value of equity.

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

The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 30.

Table 30

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2007	4.2	4.0	2.8	0.6	-2.3
06/30/2007	5.0	4.6	3.7	1.1	-2.6
03/31/2007	5.4	4.3	2.3	-1.3	-3.9
12/31/2006	5.4	4.5	2.8	-0.6	-3.0
09/30/2006	5.6	4.7	2.9	-0.7	-3.5

The DOE for September 30, 2007 of +2.8 in the base scenario is outside management’s typical operating range of ±2.5, but is well within the board of directors’ approved limits of ±5.0. The base scenario DOE returned to the level that it had been on December 31, 2006, primarily because of asset/liability actions taken by management (primarily the issuance of both callable and non-callable fixed rate consolidated obligations) as well as the change in interest rates from December to September. The yield on the 10-year U.S. Treasury note decreased from 4.70 percent at December 31, 2006 to 4.59 percent at September 30, 2007. Along with the decrease in interest rates and the shift to a positively sloping yield curve during the period, there was also an increase in the volatility of interest rates which tended to increase the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs. FHLBank management issued long-term, fixed rate consolidated obligations and purchased out-of-the-money interest rate caps and swaptions to help offset the extension in the duration of its assets and thus ensure that DOE remains well within the approved limits, especially in the up shock scenarios. The FHLBank also purchased interest rate caps and floors to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate CMOs acquired during the first nine months of the year. Management continues to closely monitor the FHLBank’s DOE and expects to take additional steps in the fourth quarter of 2007 to manage the base and up-shock scenario DOEs, including the issuance of both callable and non-callable fixed rate consolidated obligations. Any asset/liability actions, such as entering into derivatives or issuing additional callable and non-callable fixed rate consolidated obligations, will be targeted to reduce the FHLBank’s overall risk profile, but over time such actions are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.5 months and 1.3 months at September 30, 2007 and December 31, 2006, respectively. The increase in duration gap during the first nine months of the year was the result of a slight decrease in the leverage ratio based on market values. All 12 FHLBanks are required to submit a duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of the FHLBank’s interest rate risk.

Market Value of Equity: Market value of equity is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s market value of equity to changes in interest rates is another measure of interest rate risk. However, market value of equity should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the board of directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the unchanged interest rate scenario. Table 31 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value equals or exceeds 85 percent of the market value of equity measured in the unchanged interest rate scenario. The decrease in this ratio in almost all scenarios from December 31, 2006 to September 30, 2007 is a function of: (1) the issuance of long-term, fixed rate consolidated obligations funding the fixed rate MBS and mortgage loan portfolios, (2) a decrease in the market value of MBS/CMOs and MPF loans as a result of credit concerns related to sub-prime and Alt-A mortgages, and (3) reduced consolidated obligation borrowing costs, which, while it is favorable for future business and spreads, results in unrealized losses on existing consolidated obligation debt. The FHLBank has minimal exposure to sub-prime and Alt-A mortgage loans in its MBS/CMO and MPF portfolios, but the prices of all mortgage assets are currently depressed. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.

Table 31 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.

Table 31

Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2007	85	89	92	94	93
06/30/2007	85	89	93	95	95
03/31/2007	88	92	95	96	93
12/31/2006	87	92	95	96	94
09/30/2006	86	91	95	96	93

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

Table 32 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of September 30, 2007 (in thousands):

Table 32

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Swaptions	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$142,500	$0	$0	$142,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,840,000	0	0	0	2,840,000
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	16,500	0	0	0	16,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,232,785	0	0	0	5,232,785
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	620,000	0	0	0	620,000
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	2,626,000	0	0	2,626,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	0	300,000
Interest rate risk associated with duration changes in a rising interest rate environment	Economic Hedge	Not Applicable	0	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	0	17,471	17,471
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	250,000	0	0	0	250,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,311,000	0	0	0	5,311,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	4,260,100	0	0	0	4,260,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	375,000	0	0	0	375,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	3,089,260	0	0	0	3,089,260
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	6,921,000	0	0	0	6,921,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,908,275	0	0	0	4,908,275
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	184,454	0	0	0	184,454
Total			$34,562,910	$3,068,500	$300,000	$17,471	$37,948,881

Table 33 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of September 30, 2007 (in thousands):

Table 33

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Swaptions	Purchase Commitments	Total
Advances							$
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$142	$0	$0		$142
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	5,803	0	0	0		5,803
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	27	0	0	0		27
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(65,817)	0	0	0		(65,817)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(5,541)	0	0	0		(5,541)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	12,463	0	0		12,463
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	4,495	0	0		4,495
Interest rate risk associated with duration changes in a rising interest rate environment	Economic Hedge	Not Applicable	0	0	0	0		0
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	0	16		16
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	36	0	0	0		36
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	487	0	0	0		487
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(15,565)	0	0	0		(15,565)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(6,886)	0	0	0		(6,886)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,836	0	0	0		3,836
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	18,939	0	0	0		18,939
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(69,040)	0	0	0		(69,040)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	72,330	0	0	0		72,330
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(201,643)	0	0	0		(201,643)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	122	0	0	0		122
Total			$(262,912)	$17,100	$0	$16		$(245,796)

Table 34 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2006 (in thousands):

Table 34

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$217,500	$0	$217,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,995,000	0	0	2,995,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,050,252	0	0	5,050,252
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	699,018	0	0	699,018
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	1,460,000	0	1,460,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	200,000	0	200,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	14,006	14,006
Consolidated Obligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	1,000,000	0	0	1,000,000
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,741,000	0	0	4,741,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,635,100	0	0	3,635,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,835,705	0	0	1,835,705
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	8,414,430	0	0	8,414,430
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,888,375	0	0	4,888,375
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	245,740	0	0	245,740
Total			$34,184,156	$1,877,500	$14,006	$36,075,662

Table 35 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2006 (in thousands):

Table 35

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors	Fair Value Hedge	Dollar Offset	$0	$76	$0	$76
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	44,653	0	0	44,653
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(23,472)	0	0	(23,472)
Investments
Fair value risk associated with fixed rate trading investments	Economic Hedge	Not Applicable	(81)	0	0	(81)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	4,294	0	4,294
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	1,748	0	1,748
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(31)	(31)
ConsolidatedObligation Discount Notes
Risk of changes in interest rates created by asset/liability mismatches	Economic Hedge	Not Applicable	94	0	0	94
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	815	0	0	815
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(33,473)	0	0	(33,473)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	(10,793)	0	0	(10,793)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,501	0	0	2,501
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,946	0	0	1,946
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(117,239)	0	0	(117,239)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	66,605	0	0	66,605
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(199,146)	0	0	(199,146)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	197	0	0	197
Total			$(267,393)	$6,118	$(31)	$(261,306)

Item 4T. Controls and Procedures

Disclosure Controls and Procedures. The FHLBank’s management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The FHLBank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the FHLBank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the FHLBank’s disclosure controls and procedures, the FHLBank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Internal Control over Financial Reporting. There were no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.

Item 1A. Risk Factors
For a discussion of risks applicable to the FHLBank, see Item 1A –“Risk Factors” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes during the quarter in the Risk Factors described in the annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
Currently, the board is comprised of 15 directors, nine of whom are elected directors and six of whom are appointed directors. Members holding FHLBank capital stock on December 31 of the preceding year can participate in the annual election process for FHLBank directors. Eligible members may nominate and elect representatives from members in their state to serve three-year terms on the board of directors of the FHLBank. For each directorship to be filled in an election, each member institution that is located in the state to be represented by the directorship is entitled to cast one vote for each share of capital stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year; so long as the number of votes that any member may cast for any one directorship does not exceed the average number of shares of capital stock that were required to be held by all members located in the state to be represented on that date. The rules governing the election of directors were established by the Finance Board and are codified at 12 C.F.R. Section 915. Guidance specific to FHLBank Topeka, because of its use of the two-class capital stock structure, is contained in Section 10 of the FHLBank’s capital plan, which is consistent with 12 C.F.R. Section 915.

During the period of this report, directorships were open for election in the states of Kansas, Nebraska and Oklahoma. In each instance, incumbent directors were unopposed in the respective state election. As a result, each was re-elected without an election pursuant to 12 C.F.R. 915.8(c). On September 12, 2007, as reported by the FHLBank in its current report on Form 8-K filed on the same day, the FHLBank announced that the following incumbent directors were re-elected: Lawrence L. McCants, President, First National Bank, Goodland, Kansas; Thomas H. Olson, Chairman, Lisco State Bank, Lisco, Nebraska; and Lindel E. Pettigrew, President and CEO, Chickasha Bank & Trust Company, Chickasha, Oklahoma. Each will serve a three-year term beginning January 1, 2008 and ending December 31, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: November 13, 2007	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: November 13, 2007	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer