Form 10-K
period 2007-12-31
Federal Home Loan Bank of Topeka
filed 2008-03-27
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 000-52004

FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation	48-0561319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Security Benefit Pl. Suite 100 Topeka, KS	66606
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  ☐ Large accelerated filer          ☐ Accelerated filer          ☒ Non-accelerated filer          ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 03/21/2008
Class A Stock, par value $100	6,562,007
Class B Stock, par value $100	13,199,334

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
▪	Economic and market conditions;
▪	Demand for FHLBank advances resulting from changes in FHLBank members’ deposit flows and/or credit demands;
▪	The volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (MPF Program1);
▪	Pricing of various mortgage finance products under the MPF Program by the MPF Provider since the FHLBank has only limited input on pricing through our participation on the MPF Governance Committee;
▪
Volatility of market prices, rates and indices that could affect the value of investments or collateral held by the FHLBank as security for the obligations of FHLBank members and counterparties to derivatives and similar instruments;

▪
Political events, including legislative, regulatory, judicial, or other developments that affect the FHLBank, its members, counterparties and/or investors in the consolidated obligations of the 12 FHLBanks;

▪
Competitive forces including, without limitation, other sources of funding available to FHLBank members, other entities borrowing funds in the capital markets and the ability to attract and retain skilled individuals;

▪
The pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks and operations of the FHLBank’s business effectively;

▪
Changes in domestic and foreign investor demand for consolidated obligations of the 12 FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities;

▪	Timing and volume of market activity;
▪	Ability to introduce new FHLBank products and services, and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
▪	Risks related to the operations of the other 11 FHLBanks that could trigger our joint and several liability for debt issued by the other 11 FHLBanks;
▪	Risk of loss arising from litigation filed against the FHLBank; and
▪	Inflation/deflation.

For additional information regarding these and other risks, see Item 1A – “Risk Factors.”

Any forward-looking statements made or incorporated by reference in this annual report on Form 10-K or that we may make from time to time are representative only as of the date they are made, and we undertake no obligation to update any forward-looking statement.

PART I

Item 1: Business

General
One of 12 FHLBanks, the FHLBank Topeka is a federally chartered corporation organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act), and meets the federal statutory definition of a government-sponsored enterprise (GSE). The FHLBank’s public purpose is to promote housing, jobs and general prosperity by offering products and services that help members and certain qualifying non-members (housing associates) provide affordable credit in their communities. The FHLBank serves its public purpose by providing products and services that enhance the ability of members and housing associates to meet the need for affordable credit in their markets and communities. The FHLBank is a cooperative owned by its members and, with certain exceptions, is limited to providing products and services only to those members. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The FHLBank is exempt from federal, state and local taxation except real property taxes. The FHLBank does not have any wholly- or partially-owned subsidiaries, and the FHLBank does not have an equity position in any partnerships, corporations or off-balance sheet special purpose entities.

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

All federally insured depository institutions and insurance companies whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to become members of the FHLBank Topeka. Except for community financial institutions (CFIs), applicants for membership must meet certain tests that demonstrate they are engaged in residential housing finance. For 2007, CFIs are defined as FDIC-insured depository institutions with average total assets over the preceding three-year period of $599 million or less.

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

Member institutions own nearly all of the outstanding capital stock of the FHLBank and may receive dividends on that stock. Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investment in FHLBank capital stock until the underlying transactions mature or are paid off. As provided in the FHLBank’s capital plan, all members must own capital stock in the FHLBank based on the amount of their total respective assets. Each member may also be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and acquired member assets (AMA). As a result of these stock purchase requirements, the FHLBank conducts business with related persons in the normal course of its business. For disclosure purposes, the FHLBank includes in its definition of a related person any member institution (or successor) of the FHLBank that is known to be the beneficial owner of more than 5 percent of any class of FHLBank voting securities and any person who is, or at any time since the beginning of the FHLBank’s last fiscal year was, a director, advisory board consultant or executive officer of the FHLBank, among others. For an illustration of the FHLBank’s activity with members known to beneficially own more than 5 percent of the FHLBank’s total outstanding Class A and Class B capital stock, whether held in the form of Class A or Class B capital stock, or both, and with members having an officer or director serving on the FHLBank’s Board of Directors, see Tables 78 and 79 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The FHLBank’s primary business activities are providing collateralized loans, known as advances, to members and housing associates, and acquiring conventional conforming and government-guaranteed, fixed rate, residential mortgage loans from or through members that elect to participate in the MPF Program. Under Finance Board regulations, both mortgage loans purchased through the MPF Program and bonds purchased from state housing finance authorities (HFA) are referred to as AMA. The Bank Act and regulations of the Finance Board specify general categories of collateral that are eligible to secure all FHLBank credit obligations (advances, standby credit facility commitments, letters of credit, MPF Program credit enhancement obligations, and exposure by the FHLBank under derivative contracts). The FHLBank also provides members and housing associates with certain correspondent services, such as safekeeping, wire transfers, derivative intermediation and cash management, as well as technical expertise in the asset/liability, risk management and housing/community development areas.

The FHLBank’s primary funding source is consolidated obligations issued exclusively through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Under Section 11(a) of the Bank Act, no FHLBank is permitted to issue individual debt unless it has received approval from the Finance Board. On April 18, 2006 in Finance Board Resolution Number 2006-06, the Finance Board authorized the Federal Home Loan Bank of Chicago (FHLBank of Chicago) to issue $1.0 billion in subordinated debt for which it would be the sole obligor. As of the date of this filing, the FHLBank of Chicago had $1.0 billion of 10-year subordinated notes outstanding. The capital markets have traditionally considered the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have traditionally had ready access to funding at relatively favorable spreads to U.S. Treasuries. The FHLBank’s ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, allows the FHLBank to manage its balance sheet effectively and efficiently.

Additional funds are provided by deposits, other borrowings and the issuance of capital stock. Deposits are received from both member and non-member financial institutions. Both the FHLBank itself and FHLBank consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AAA/A-1+ by Standard & Poor’s (S&P) based in part on the FHLBank’s relationship with the U. S. government. However, consolidated obligations jointly issued by the FHLBanks as well as deposits or other indebtedness of the FHLBank are not obligations of, nor guaranteed by, the U.S. government.

Business Segments
As noted above, the FHLBank offers a number of products and services to its members. These products and services include a range of traditional member finance products and services such as advance programs, deposit programs, wire transfer and safekeeping services, housing and community development programs (both federally mandated and voluntary), issuance of standby letters of credit and standby credit facility commitments for the benefit of members, and the MPF Program. The FHLBank currently does not segregate its operations by segments.

The FHLBank’s primary business activities are: (1) providing collateralized loans (advances) to members and housing associates; and (2) acquiring conventional conforming and government-guaranteed, fixed rate, residential mortgage loans from or through members that elect to participate in the MPF Program. Of these two business activities, the advance business represents the predominant portion of the FHLBank’s business activities. We view the MPF Program as a value-added opportunity for our members and the communities they serve, increasing the availability of fixed rate mortgages in the marketplace and increasing competition in the secondary mortgage market. We are strongly committed to the MPF Program and intend to continue to market it across our customer base. However, we expect the dominant portion of our operations to remain the advance business.

Advances
The FHLBank makes advances to members and housing associates based on the security of residential mortgages and other eligible collateral pledged (as described later in this section). While the FHLBank does not restrict the purpose for which advances may be used (other than indirectly through limitations on eligible collateral), members and housing associates generally utilize advances for the following purposes:
▪	Providing funding for 1-4 family residential mortgages held in portfolio, including both conforming and nonconforming mortgages;
▪	Providing temporary funding during the origination, packaging and sale of mortgages into the secondary market;
▪	Providing funding for multifamily residential mortgages, commercial loans, and especially with respect to CFIs, funding for small business, small farm and small agri-business loans held in portfolio;
▪
Assisting with asset/liability management by matching the maturity and/or prepayment characteristics of mortgage loans and mortgage securities or adjusting the sensitivity to interest rate changes of a member’s balance sheet; and

▪	Providing a cost-effective alternative to holding short-term investments to meet both operating and contingent liquidity needs.

The list of standard advance products offered by the FHLBank includes line of credit, short-term fixed rate, regular fixed rate, adjustable rate, callable fixed or adjustable rate, amortizing fixed rate and convertible advances. Following are brief descriptions of the FHLBank’s standard advance product offerings:
▪	The line of credit product is a variable rate, non-amortizing, prepayable, revolving line advance that provides an alternative to the purchase of Federal funds or repurchase agreement borrowings;
▪	Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from three to 93 days;
▪	Regular fixed rate advances are non-amortizing loans, prepayable with a fee, with terms to maturity from 94 days to 180 months;
▪
Adjustable rate advances are non-amortizing loans, which are: (1) prepayable with fee on interest rate reset dates, if the interest rate is tied to any one of a number of standard indices including the London Interbank Offered Rate (LIBOR), Treasury bills, Federal funds, or Prime; or (2) prepayable without fee if the interest rate is tied to one of the FHLBank’s short-term fixed rate advance products;

▪	Callable advances can have a fixed or adjustable rate of interest for the term of the advance and contain an option(s) that allows for the prepayment of the advance without a fee on specified dates;
▪	Amortizing advances are fixed rate loans, prepayable with fee, that contain a set of predetermined principal payments to be made during the life of the advance; and
▪
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

At the request of a member, the FHLBank may create customized advances for the member. Customized advances that have been created by the FHLBank include advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 64 through 67 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

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

Table 1 summarizes the FHLBank’s advances outstanding by product as of December 31, 2007 and 2006 (in thousands):

Table 1

	12/31/2007		12/31/2006
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$6,751,375	21.2%	$1,196,241	4.2%
Short-term fixed rate advances	3,968,390	12.5	10,944,904	38.4
Regular fixed rate advances	8,402,504	26.4	6,470,905	22.8
Fixed rate callable advances	16,625	0.1	125	0.0
Fixed rate amortizing advances	477,331	1.5	521,289	1.8
Fixed rate callable amortizing advances	2,037	0.0	2,140	0.0
Fixed rate convertible advances	4,843,833	15.2	3,996,241	14.0
Adjustable rate advances	494,330	1.6	715,305	2.5
Adjustable rate callable advances	5,937,644	18.6	3,765,216	13.2
Customized advances:
Advances with embedded caps or floors	142,500	0.4	217,500	0.8
Standard housing and community development advances:
Regular fixed rate advances	411,514	1.3	319,207	1.1
Fixed rate amortizing advances	358,829	1.1	302,484	1.1
Fixed rate callable amortizing advances	125	0.0	131	0.0
Adjustable rate callable advances	46,724	0.1	14,300	0.1
Fixed rate amortizing advances funded through the Affordable Housing Program (AHP)	18	0.0	22	0.0
TOTAL PAR VALUE	$31,853,779	100.0%	$28,466,010	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

In addition to members, the FHLBank is permitted under the Bank Act to make advances to certain non-members (housing associates). To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of some governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates that are state HFAs must provide evidence, such as a copy of, or citation to, the statutes and/or regulations describing their structures and responsibilities in addition to meeting the above requirements. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state HFA. The FHLBank currently has three housing associates and all three are state HFAs.

The Bank Act, as amended by the Gramm-Leach-Bliley Act (GLB Act), requires each FHLBank, at the time it originates an advance, to obtain and maintain a security interest in collateral eligible in one or more of the following categories:
▪	Fully disbursed, whole first mortgages on 1-4 family residential property (not more than 90 days delinquent) or securities representing a whole interest in such mortgages;
▪
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage GSEs (including, without limitation, mortgage-backed securities (MBS) issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae);

▪	Cash or deposits in an FHLBank;
▪
Other real estate-related collateral acceptable to the FHLBank, provided such collateral has a readily ascertainable market value and the FHLBank can perfect a security interest in such property (e.g., privately issued collateralized mortgage obligations (CMOs), mortgages on multifamily residential real property); or

▪	In the case of any CFI, secured loans to small business, small farm and small agri-business or securities representing a whole interest in such secured loans.

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

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions and credit unions, but also includes credit risk exposure to a limited number of insurance companies and housing associates. Tables 2 and 3 present information on the FHLBank’s five largest borrowers as of December 31, 2007 and December 31, 2006, respectively (in thousands). The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances.

Table 2

Borrower Name	City	State	Advance Par Value as of 12/31/2007	Percent of Total FHLBank Advances	2007 Advance Income	Percent of Total FHLBank Advance Income
MidFirst Bank	Oklahoma City	OK	$5,741,000	18.0%	$278,964	18.9%
U.S. Central Federal Credit Union	Lenexa	KS	3,750,000	11.8	230,849	15.6
Security Life of Denver Ins. Co.	Denver	CO	3,075,000	9.7	149,564	10.2
Capitol Federal Savings Bank	Topeka	KS	2,746,000	8.6	135,193	9.2
Pacific Life Insurance Co.	Omaha	NE	1,650,000	5.2	29,836	2.0
TOTAL			$16,962,000	53.3%	$824,406	55.9%

Table 3

Borrower Name	City	State	Advance Par Value as of 12/31/2006	Percent of Total FHLBank Advances	2006 Advance Income	Percent of Total FHLBank Advance Income
MidFirst Bank	Oklahoma City	OK	$5,696,400	20.0%	$271,288	20.1%
U.S. Central Federal Credit Union	Lenexa	KS	4,000,000	14.1	183,481	13.6
Capitol Federal Savings Bank	Topeka	KS	3,296,000	11.5	147,974	11.0
Security Life of Denver Ins. Co.	Denver	CO	2,334,000	8.2	77,547	5.7
Security Benefit Life Insurance	Topeka	KS	1,269,330	4.5	61,152	4.5
TOTAL			$16,595,730	58.3%	$741,442	54.9%

Investments
The FHLBank maintains a portfolio of investments for liquidity purposes and to fully invest its capital within the established statutory and regulatory limits. Increased investment income enhances the FHLBank’s commitment to affordable housing and community investment, covers operating expenses and contributes to the FHLBank’s ability to meet its Resolution Funding Corporation (REFCorp) obligation. To ensure the availability of funds to meet advance demand and MPF mortgage loan purchases from its members, the FHLBank maintains a portfolio of short-term loans to and investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit (CDs) and commercial paper. The FHLBank maintains a longer-term investment portfolio, which includes securities issued by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not guaranteed by the U.S. government) or privately issued MBS that carry the highest ratings from Moody’s, Fitch or S&P. The long-term investment portfolio provides the FHLBank with higher returns than those available in the short-term money markets.

Under Finance Board regulations, the FHLBank is prohibited from investing in certain types of securities including:
▪
Instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

▪	Instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks;
▪	Non-investment-grade debt instruments other than certain investments targeted to low-income persons or communities, and instruments that were downgraded after purchase by the FHLBank;
▪
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

▪	Non-U.S. dollar denominated securities.

The Finance Board’s Financial Management Policy (FMP), which has been partially but not fully superseded by Finance Board regulations, further limits the FHLBank’s investment in MBS and asset-backed securities. One provision of the FMP requires that the total book value of MBS owned by the FHLBank not exceed 300 percent of the FHLBank’s previous month-end total regulatory capital on the day it purchases the securities. The definition of total regulatory capital for the MBS limitation includes mandatorily redeemable capital stock, which is reclassified as a liability under generally accepted accounting principles (GAAP) in the United States of America, but excludes other comprehensive income. In addition, the FHLBank is prohibited under the FMP from purchasing:
▪	Interest-only or principal-only stripped MBS, CMOs, real estate mortgage investment conduits (REMICs) and eligible asset-backed securities (ABS);
▪	Residual-interest or interest-accrual classes of CMOs, REMICs and eligible ABS; and
▪
Fixed rate MBS, CMOs, REMICs and eligible ABS, or floating rate MBS, CMOs, REMICs and eligible ABS that on the trade date are at rates equal to their contractual cap or that have average lives, which vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

Mortgage Loans Held for Portfolio
The FHLBank offers to purchase or fund various mortgage products from or through its members under the MPF Program. The MPF Program is a core mission-related activity. In 1996, the FHLBank of Chicago requested the Finance Board approve the MPF pilot program which would permit FHLBank of Chicago to fund 1-4 family fixed rate residential mortgage loans originated or purchased by member institutions that are members of any FHLBank. The Finance Board initially approved the pilot program on December 23, 1996 after concluding that it met all the requirements of a mission-related activity. Following separate approval by the Finance Board, FHLBank Topeka entered into an Investment and Services Agreement with the FHLBank of Chicago on May 2, 2000 to participate in the MPF Program.

Under the MPF Program, the FHLBank invests in qualifying five- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. MPF mortgage loans are funded by the FHLBank through, or purchased directly from, its participating members. The FHLBank manages the liquidity, interest rate and options risk of the loans. Dependent upon the member’s preference, the servicing rights can be retained or sold to an MPF-approved servicer. Subsequent to any private mortgage insurance (PMI), the FHLBank and the member share in the credit risk of the loans with the FHLBank assuming the first layer of loss coverage as defined by the First Loss Account (FLA). Other than what it receives in the form of principal and interest payments through its ownership of the mortgage loans, the FHLBank receives no direct compensation in any form from the participating members for retaining the first loss responsibility on the mortgage loans it purchases from or originates through the participating members. The member assumes mortgage loan losses in excess of the FLA up to the amount of the credit enhancement obligation (CE obligation) as specified in a master commitment agreement for each pool of mortgage loans purchased from the member. Any losses in excess of the FLA and the CE obligation will be the responsibility of the FHLBank. All loss allocations among members and the FHLBank are based upon specific pools of loans covered by each master commitment agreement between the FHLBank and the participating member. Members’ CE obligations must be fully collateralized with assets considered acceptable by FHLBank policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

The MPF Program incorporates the following broad underwriting and eligibility guidelines with respect to MPF loans:
▪
Loans must be conforming loan size, which is established annually by the Office of Federal Housing Enterprise Oversight (OFHEO), as required by the AMA Regulation and may not exceed the loan limits set each year by OFHEO for the other housing GSEs (e.g., Fannie Mae and Freddie Mac);

▪	Loans must be fixed rate, fully-amortizing loans with terms from 5 to 30 years (5 to 30 years for service retained loans and 10 to 30 years for service released loans);
▪	Loans are required to be secured by first liens on residential owner-occupied primary 1-4 family residences and second homes (primary residences may be up to four units);
▪
Condominium, planned unit development and manufactured homes are acceptable property types as are mortgages on leasehold estates (although manufactured homes must be on land owned in fee simple by the borrower);

▪
A maximum loan-to-value ratio (LTV) of 95 percent is permitted, except for FHLBank approved AHP mortgage loans which may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value to the total amount of all mortgages outstanding against a property) and Government MPF Loans which may not exceed the LTV limits established by the FHA, VA, HUD Section 184 and USDA GRH Section 502;

▪
For each conventional mortgage which has a LTV of more than 80 percent, standard mortgage insurance issued by an MPF-approved mortgage insurer with no lower than a “AA-” rated claims paying ability assigned by S&P is required;

▪	Borrowers must be of legal age and capacity to contract for a mortgage;
▪
Only current production loans (no more than 12 principal and interest payments made by the borrower for servicing retained loans of 10 days or less from the closing date for servicing released loans) are eligible;

▪	Eligible loan purposes include purchase transactions, cash-out refinances and no-cash-out refinances;
▪	Credit reports are required with at least two credit scores for each borrower; for borrowers with no credit score, alternative verification of credit is permitted;
▪
Housing expense should be no greater than 33 percent of gross monthly income and total debt, when including the housing expense, should be no greater than 38 percent of gross monthly income (higher qualifying ratios may be appropriate in some cases);

▪	Income and other sources of funds, if applicable, must be verified;
▪	Complete and customary independent property appraisals are required to determine the fair market value of each property;
▪	Customary property or hazard insurance, and flood insurance, if applicable, must be obtained from insurers acceptably rated as detailed in the MPF Origination Guide;
▪
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

▪	The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws and loans must be documented using standard Fannie Mae/Freddie Mac uniform instruments;
▪	Loans that cannot be rated by a rating agency are not eligible for delivery under the MPF Program; and
▪
Loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws are not eligible.

A participating member is referred to as a Participating Financial Institution (PFI). Each PFI deals directly with the FHLBank in offering individual or pools of eligible mortgage loans for sale to or funding through the FHLBank under the MPF Program. The FHLBank in turn may purchase or fund some or all of the eligible loans and may offer participations in these mortgage loans to other MPF FHLBanks. The FHLBank has not purchased or sold any participation interests in MPF loans to any other FHLBank for the three-year period ended December 31, 2007. Securitized loan pools are not acceptable mortgage assets under the MPF Program. Every PFI provides a measure of credit-loss protection to the FHLBank on mortgage loans generated by the PFI through the program. In return, the PFI receives a credit enhancement fee (CE fee), which is paid to the PFI monthly based upon the unpaid principal balance of MPF loans outstanding. The credit risk of the mortgage loans is managed by distributing potential credit losses into certain layers and allocating that risk between the FHLBank and the PFI.

Under the MPF Program, the first layer of potential credit loss is absorbed by the borrower’s equity in the real estate securing the loan. As is customary for conventional mortgage loans, PMI is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the borrower’s equity layer, including any PMI, are absorbed by the FHLBank up to the FLA predefined limit for each pool of mortgages covered by a master commitment agreement. If losses beyond the FLA layer are incurred for a pool, they are absorbed by the PFI through the CE obligation for that pool provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by the PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the PFI receives monthly CE fees from the FHLBank. The size of each PFI’s CE obligation for a master commitment agreement is calculated on the pool of mortgage loans sold into the MPF Program by the PFI in such a way that the FHLBank is in a position equivalent to that of an investor in a AA-rated MBS. The CE obligations of the PFI and the CE fees paid by the FHLBank are integral parts of the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. The actual loss allocation between each PFI and the FHLBank is based upon the specific pool of mortgage loans covered by each master commitment agreement between the FHLBank and the PFI.

Since the inception of the MPF Program, the FHLBank has incurred minimal credit losses on MPF loans that have been acquired under the program. Credit losses under the FLA are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss, and how the components of the loss are recognized. Under the FLA, a credit loss is the difference between the recorded loan value and the total proceeds received from the sale of an MPF loan after paying the expenses connected with its sale, and is recognized upon sale of the mortgaged property. For financial reporting purposes, when an MPF loan is deemed a loss loan, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Other Real Estate Owned (OREO) expenses in the current period.

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

The FHLBank currently has loans or loan commitments under various product types designated as Original MPF, MPF 100, MPF 125, MPF Plus and Original MPF for Government Loans, which are described below:
▪
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

▪
Under MPF 100 (table funded loans), the first layer of losses (after any PMI) is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 basis points) of the aggregate principal balance of the loans funded. The second loss layer is absorbed by the PFI’s CE obligation for the master commitment agreement. Any loan losses beyond the first two layers are absorbed by the FHLBank;

▪
Under MPF 125 (closed loans), the first layer of losses (after any PMI) is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 basis points) of the aggregate principal balance of the loans funded. The second loss layer is absorbed by the PFI’s CE obligation for the master commitment agreement. Any loan losses beyond the first two layers are absorbed by the FHLBank;

▪
Under MPF Plus (closed loans), the first layer of losses (after any PMI) is absorbed by the FHLBank’s FLA, which is equal to a specified percentage of the aggregate principal balance of loans in the pool as of the sale date. The second loss layer is absorbed by the PFI’s CE obligation for the master commitment agreement. The PFI meets all or a portion of its CE obligation through a supplemental mortgage insurance (SMI) policy. Additional losses not covered by the FLA, the SMI policy or any remaining PFI CE obligation not covered by the SMI are absorbed by the FHLBank; and

▪
Under Original MPF for Government Loans (closed loans), the loans are insured or guaranteed by the FHA, VA, HUD or RHS. This program has no FLA or CE obligation. The PFI is responsible for all unreimbursed servicing expenses.

For all of the above MPF products except Original MPF for Government Loans, the PFI’s CE obligation is calculated to provide a second loss credit enhancement up to a “AA” rating equivalent for the pool of mortgages. As mentioned previously, any loss allocation between each PFI and the FHLBank is based upon the specific pool of loans covered by each master commitment agreement between the FHLBank and the PFI.

Table 4 presents the percentage of principal outstanding represented by each MPF product in the FHLBank’s MPF loan portfolio as of December 31, 2007, 2006 and 2005:

Table 4

	12/31/2007	12/31/2006	12/31/2005
Original MPF	52.1%	48.1%	43.5%
MPF 100	0.8	0.8	0.8
MPF 125	21.0	23.0	24.7
MPF Plus	22.4	25.4	28.6
Original MPF for Government Loans	3.7	2.7	2.4
NET PRINCIPAL OUTSTANDING	100.0%	100.0%	100.0%

The FHLBank’s FLA for an Original MPF product master commitment agreement is initially zero on the day the first MPF loan is purchased but increases monthly over the life of the master commitment agreement. The monthly addition is calculated by taking the unpaid principal balance of loans on the FHLBank’s books (prorated) at the end of the month multiplied by four basis points (bps) and dividing that product by 12. This calculation is completed for each master commitment agreement. Master commitment agreements are generally considered loan pools for the purposes of FLA, credit enhancements and loan loss allocations. The FHLBank’s FLA for the MPF 100 and MPF 125 product master commitments is calculated by taking 100 bps times the loan amount funded or purchased. In the event of a loss on the sale of a foreclosed property, the FHLBank’s FLA absorbs losses after the coverage provided by the borrower’s equity in the property and PMI, if applicable. The FHLBank’s final exposure to risk in each of the MPF products listed, except Original MPF for Government Loans, is subject to the amount of CE obligation borne by the PFI for the specific loan pool.

Table 5 presents a comparison of the different characteristics for each of the MPF products as of December 31, 2007:

Table 5

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset?[1]	Servicing Fee to PFI
Original MPF	4 basis points added each year based on the unpaid balance	After FLA, to bring to the equivalent of “AA”	9 to 11 basis points/year paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on the size of the loan pool at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 basis points/year paid monthly; performance based after 3 years	Yes; after first 3 years, to the extent recoverable in future years	25 basis points/year

MPF 125	100 basis points fixed based on the size of the loan pool at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 basis points/year paid monthly; performance based	Yes, to the extent recoverable in future years	25 basis points/year

MPF Plus	Sized to equal expected losses	0 to 20 basis points after FLA and SMI, to bring to the equivalent of “AA”	7 basis points/year plus 6 to 7 basis points/year; performance based (delayed for 1 year); all fees paid monthly	Yes, to the extent recoverable in future years	25 basis points/year

Original MPF Government Loans	N/A	N/A (Unreimbursed servicing expenses only)	N/A2	N/A	44 basis points/year

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]	Two government master commitments have been grandfathered and paid 2 basis points/year. All new government master commitments are not paid a CE fee.

Table 6 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2007:

Table 6

Product Name	FLA	CE Obligation Calculation
Original MPF	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funding amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF 125	100 bps x loan amount sold	((LLCE x PSF) – FLA) x Gross Fundings
MPF Plus	35 bps x loan amount sold	AA equivalent – FLA-SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.
[2]	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.
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

In order to increase the balance of our mortgage loans held for portfolio and widen the geographic distribution of those mortgages, the FHLBank acquired out-of-district MPF mortgage loans through participation in MPF Plus master commitment agreements that the FHLBank of Chicago entered into with one of its PFIs during 2004. The out-of-district participation percentage was negotiated for each master commitment agreement and could be amended if both FHLBank Topeka and the FHLBank of Chicago agree to the changes. In addition to owning a percentage share of each mortgage loan sold, the FHLBank is responsible for that participation percentage share of the FLA, which is typically around 35 bps for MPF Plus master commitment agreements. The CE obligations of the PFI and the CE fees paid by the FHLBank are integral parts of the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. The FHLBank acquired out-of-district MPF Program mortgage loans totaling $878,918,000 during 2004 through this participation arrangement. The FHLBank of Chicago retained an average participation of 61.1 percent in 2004 loans purchased. The participated mortgage loans were purchased at the same prices as those for similar MPF Program products. No out-of-district mortgage loans were acquired through the FHLBank of Chicago or any other FHLBank during 2005, 2006 or 2007. Quarterly, the FHLBank’s Collateral department performs and documents a financial analysis of all out-of-district PFIs through which the FHLBank has purchased loan participations. This analysis addresses the PFI’s capital, asset quality and earnings. This review also includes a reconfirmation that the PFI continues to meet the four suitability standards/ratios used initially in the PFI approval process. The four suitability standards and their acceptable parameters are: (1) leverage capital ratio greater than or equal to 5 percent; (2) risk-based capital ratio greater than or equal to 9 percent; (3) loan loss reserves to non-performing loans ratio greater than or equal to 75 percent; and (4) non-performing assets to net loans ratio less than or equal to 2 percent. If the PFI fails either of the asset quality ratios (last two of the four parameters), further analysis is conducted on the ratios to determine if only 1-4 family real estate loans are included in the calculation. If the analysis discloses any area of significant concern about the PFI’s operations or condition, the analysis is presented to the FHLBank’s Credit Underwriting Committee to determine if any further actions, such as discontinuing mortgage loan purchases from the out-of-district PFI, are warranted.

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

To date, two PFIs have been approved to acquire servicing rights under the MPF Program on a concurrent basis. This limitation may reduce the attractiveness of the MPF Program to potential PFIs that do not want to retain servicing. However, a PFI may negotiate with other PFIs to purchase servicing rights.

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

One of the key measures of performance for a financial institution is the measure of the ability of the institution to cover or make the required payments on its fixed charges. However, for the FHLBank, as interest rates increase so do fixed charges (interest expense), causing the ratio of earnings to fixed charges to decline. Table 7 documents the FHLBank’s ratio of earnings to fixed charges computation for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

Table 7

	2007	2006	2005	2004	2003
Income before assessments	$204,226	$185,448	$184,871	$127,216	$119,200
Add: fixed charges[1]	2,517,128	2,238,914	1,500,725	798,103	661,038
Total earnings	$2,721,354	$2,424,362	$1,685,596	$925,319	$780,238
Fixed charges[1]	$2,517,128	$2,238,914	$1,500,725	$798,103	$661,038
Ratio of earnings to fixed charges[2]	1.08	1.08	1.12	1.16	1.18

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

Finance Board regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of section 11(a) of the Bank Act. All of the FHLBanks are jointly and severally liable for the consolidated obligations issued under section 11(a). No FHLBank is permitted to issue individual debt under section 11(a) without Finance Board approval. On April 18, 2006 in Finance Board Resolution Number 2006-06, the Finance Board voted to approve a request from the FHLBank of Chicago to issue subordinated debt for which it would be the sole obligor. The action by the Finance Board allowed the FHLBank of Chicago to move forward with its issuance of $1.0 billion in subordinated debt in June 2006 as part of a plan to facilitate an orderly redemption by the FHLBank of Chicago of excess stock held by its member institutions. As of the date of this filing, the FHLBank of Chicago had $1.0 billion of 10-year subordinated notes outstanding.

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

Table 8 presents the par value of the FHLBank’s consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2007 and 2006 (in millions):

Table 8

	12/31/2007	12/31/2006
Par value of consolidated obligations of FHLBank	$51,199	$49,186

Par value of consolidated obligations of all 12 FHLBanks	$1,189,706	$951,916

Finance Board regulations provide that the FHLBank must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:
▪	Cash;
▪	Obligations of, or fully guaranteed by, the U.S government;
▪	Secured advances;
▪	Mortgages, which have any guaranty, insurance or commitment from the U.S. government or any agency of the U.S. government;
▪
Investments described in Section 16(a) of the Bank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

▪	Other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on consolidated obligations.

Table 9 illustrates the FHLBank’s compliance with the Finance Board’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding for December 31, 2007 and 2006 (in thousands):

Table 9

	12/31/2007	12/31/2006
Total non-pledged assets	$55,120,118	$52,491,564
Total carrying value of consolidated obligations	$51,109,456	$48,775,006

Ratio of non-pledged assets to consolidated obligations	1.08	1.08

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

The FHLBank uses derivatives in three general ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction (the swapped consolidated obligation bond transactions discussed in the next paragraph fall into this category); (2) by acting as an intermediary between stockholders and the capital markets; or (3) in asset/liability management but not designated for hedge accounting. For example, the FHLBank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rate terms between assets and liabilities, the FHLBank also uses derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities and anticipated transactions, to hedge the duration risk of prepayable instruments and to reduce funding costs as discussed below.

To reduce funding costs, the FHLBank frequently executes derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions). This allows the FHLBank to create synthetic variable rate debt at a cost that is often lower than the cost of a comparable variable rate cash instrument issued directly by the FHLBank. This strategy of issuing bonds while simultaneously entering into derivatives enables the FHLBank to offer a wider range of attractively priced advances to its members than would otherwise be possible. The continued attractiveness of these swapped consolidated obligation bond transactions depends on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, the FHLBank may alter the types or terms of the bonds issued and derivatives transacted.

Other common ways in which the FHLBank uses derivatives to manage its assets and liabilities are:
▪
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

▪	To mitigate the adverse earnings effects of the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities; and
▪	To protect the value of existing asset or liability positions or of anticipated transactions.

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

Liquidity Requirements. To support deposits, Finance Board regulations require the FHLBank to have an amount equal to its current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. In addition, the FHLBank must meet the liquidity guidelines outlined in its RMP. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management” for further discussion of the FHLBank’s liquidity requirements.

Capital, Capital Rules and Dividends
The FHLBank’s capital stock and retained earnings also provide a source of funding. For the years ended December 31, 2007 and 2006, approximately 4.1 percent of the FHLBank’s assets, on average, were funded by capital stock and retained earnings.

FHLBank Capital Adequacy and Form Rules. The GLB Act allows the FHLBanks to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months’ written notice from the member, and Class B stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict the ability of the FHLBanks to effectuate such redemptions. Membership is no longer mandated by law for certain types of financial institutions. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to utilize the FHLBank’s credit and mortgage finance products. Members that withdraw from membership may not reapply for membership for five years.

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

Consistent with Finance Board guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, the FHLBank adopted a retained earnings policy, which provides guidelines to assess the adequacy of its retained earnings in light of alternative possible future financial and economic scenarios. The FHLBank’s retained earnings target is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The FHLBank’s retained earnings policy includes detailed calculations of: (1) market risk, which is based upon the FHLBank’s projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary for the FHLBank to pay three-month LIBOR over the period); (2) credit risk, which requires that retained earnings be sufficient to credit enhance all of the FHLBank’s assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated); (3) operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and (4) the projected income impact of SFAS 133 under 100-basis-point shocks in interest rates (maximum SFAS 133 loss under up or down shocks). The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings target calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 10 and 11 reflect the quarterly retained earnings target calculations utilized during 2007 and 2006 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 10

Retained Earnings Component (based upon prior quarter end)	12/31/2007	09/30/2007	06/30/2007	03/31/2007
Market Risk (dividend paying capacity)	$0	$179	$0	$0
Credit Risk	40,790	37,867	34,557	39,546
Operations Risk	12,237	11,414	10,367	11,864
SFAS 133 Volatility	9,371	7,866	7,840	7,292
Total Retained Earnings Target	62,398	57,326	52,764	58,702
Retained Earnings at End of Quarter	206,607	194,968	184,654	177,277
Overage (Shortage)	$144,209	$137,642	$131,890	$118,575

Table 11

Retained Earnings Component (based upon prior quarter end)	12/31/2006	09/30/2006	06/30/2006	03/31/2006
Market Risk (dividend paying capacity)	$0	$48,592	$37,930	$8,867
Credit Risk	38,747	32,723	37,385	36,946
Operations Risk	11,624	24,395	22,595	13,744
SFAS 133 Volatility	4,886	12,502	17,032	16,559
Total	55,257	118,212	114,942	76,116
Retained Earnings at End of Quarter	171,755	164,022	159,719	151,449
Overage (Shortage)	$116,498	$45,810	$44,777	$75,333

Under the FHLBank’s retained earnings policy, any shortage of actual retained earnings with respect to the retained earnings target is to be met over a period generally not to exceed two years from the quarter-end calculation. The policy also provides that meeting the established retained earnings target shall have priority over the payment of dividends, but that the Board of Directors must balance dividends on capital stock against the period over which the retained earnings target is met. The retained earnings target level fluctuates from period to period because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein at that point in time.

Tax Status
Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, the FHLBank is obligated to make payments to the Resolution Funding Corporation (REFCorp) in the amount of 20 percent of net earnings after operating expenses and AHP expenses. In addition, the 12 FHLBanks must set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCorp). In accordance with Finance Board guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCorp). Assessments for REFCorp and AHP are equivalent to an effective minimum income tax rate of 26.5 percent, but this effective rate will be higher depending upon the amount of interest expense for mandatorily redeemable capital stock recorded by the FHLBank during the year. For the periods ended December 31, 2007, 2006 and 2005, the FHLBank’s interest expense for mandatorily redeemable capital stock was $2,101,000, $2,594,000, and $384,000, respectively, which did not significantly change the FHLBank’s effective tax rate for 2007, 2006 or 2005. The combined REFCorp assessments and AHP expenses were $54.4 million, $49.4 million and $49.1 million for the periods ended December 31, 2007, 2006 and 2005, respectively. Because of the FHLBank’s tax-exempt status, cash dividends paid to members do not qualify for the corporate dividends received deduction.

Other Mission-related Activities
In addition to supporting residential mortgage lending, one of the core missions of the FHLBank is to support related housing and community economic development. The FHLBank administers and funds a number of targeted programs specifically designed to fulfill that mission. These programs have provided housing opportunities for thousands of very-low, low- and moderate-income families and strengthened communities primarily in Colorado, Kansas, Nebraska and Oklahoma.

Affordable Housing Program (AHP). Amounts specified by the AHP requirements described in Item 1 – “Business – Tax Status” are reserved for this program. AHP provides cash grants or subsidizes the interest rate on FHLBank advances to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction or rehabilitation of very-low-, low- and moderate-income owner occupied or rental housing. In the case of a subsidized advance, the amount charged against the AHP liability is the present value of the differences in cash flows between the AHP advance and a hypothetical advance with an interest rate based upon the FHLBank’s estimated cost of funds rate for a comparable maturity. The discount rate for the cash flow differences is the FHLBank’s estimated cost of funds rate for a comparable maturity. Since inception of the AHP, the majority of AHP awards have been in the form of cash grants. Historically, the outstanding principal of AHP-related advances to total advances outstanding has represented a negligible percentage of the FHLBank’s total advances. In addition to the standard, semi-annual competition for AHP funds, customized programs under the FHLBank’s AHP include:
▪
Rural First-time Homebuyer Program (RFHP) – RFHP provides down payment, closing cost or rehabilitation cost assistance to first-time homebuyers in rural areas and rehabilitation cost assistance to homeowners in rural federally declared disaster areas; and

▪
Targeted Ownership Program (TOP) – TOP provides down payment, closing cost or rehabilitation cost assistance in rural and urban areas to disabled first-time homebuyers or first-time homebuyer households with a disabled member of the household.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas, including those areas where normal lending activity has yet to have the desired effect on housing and community economic development. CICA loans represented 2.6 percent, 2.2 percent and 2.3 percent of total advances outstanding as of December 31, 2007, 2006 and 2005, respectively. Programs under the FHLBank’s CICA Program are funded separately from AHP and include:
▪
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

▪
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

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-business, public or private utilities, schools, medical and health facilities, churches, day care centers or for other community and economic development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses or projects located in a rural community, neighborhood, census tract or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area or Community Adjustment and Investment Program (CAIP) Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. The FHLBank provides advances for CDP-based loans to members at the FHLBank’s estimated cost of funds plus a mark-up for administrative costs; and

▪
Housing and Community Development Emergency Loan Program (HELP) – HELP provides up to $25 million in advances annually for members to finance recovery efforts in federally-declared disaster areas. The FHLBank provides advances for HELP-based loans to members at the FHLBank’s estimated cost of funds.

Other Housing and Community Economic Development Programs. The FHLBank has also established a number of other voluntary housing and community economic development programs specifically developed for its members. These programs are funded separately from AHP and include the following:
▪
Joint Opportunities for Building Success (JOBS) – The FHLBank approved and provided $1,250,000 in JOBS funding during 2007 to assist members in promoting employment growth in their communities. In 2006, the FHLBank approved $996,000 in JOBS funding, of which $921,000 was distributed in 2006, $50,000 was distributed in 2007 and $25,000 was not used. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2008, the FHLBank has allocated up to $1,250,000 for this program. The following are elements of JOBS: (1) funds made available only through FHLBank members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; and (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member;

▪
Community Initiatives (formerly known as Regional Needs Initiative) – The Community Initiative is a flexible direct grant program created to address housing and community development needs within the district that are not fully addressed by the FHLBank’s other programs. The FHLBank works cooperatively with Congressional offices and other local housing organizations to identify those needs. In order to provide the maximum flexibility in identifying and addressing housing and community development needs, the program does not have prescribed criteria. The funding available for the Community Initiatives in 2007 was $60,000, of which $26,000 was actually used. The funding available for the Community Initiatives in 2006 was $40,000, of which $22,000 was actually used. The FHLBank has allocated up to $25,000 in funding for this program for 2008; and

▪
Rural First-time Homebuyer Education Program – The FHLBank provides up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. This program used $75,000 of the available funds during 2007 and 2006. Another $100,000 has been allocated to this program for 2008.

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

Personnel
As of March 21, 2008, the FHLBank had 172 employees. The employees are not represented by a collective bargaining unit and the FHLBank considers its relationship with its employees good.

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

Proposed Changes to GSE Regulation: In the 109th Congress, several bills were introduced that were designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks. The primary focus of the bills was creating a new regulator for Fannie Mae, Freddie Mac and the FHLBanks. The Federal Housing Enterprise Regulatory Reform Act of 2005 (S. 190) was passed by the Senate Banking Committee in July 2005 but was not acted upon by the full Senate. Meanwhile, the House of Representatives (House) adopted the Federal Housing Finance Reform Act of 2005 (H.R. 1461) in October 2005. Subsequently, in the 110th Congress, the Federal Housing Finance Reform Act of 2007 (H.R. 1427) was introduced and passed by the House of Representatives. Also in the 110th Congress, the Federal Housing Enterprise Regulatory Reform Act of 2007 (S. 1100) was introduced in April 2007. It has not yet received Senate consideration, however.

It is impossible to predict what, if any, provisions relating to the Finance Board and the FHLBanks might go to the full House and Senate for consideration, whether the House and Senate will approve such legislation, whether any such change in regulatory structure will be signed into law, when any such change would go into effect if enacted, or what effect the legislation would have on the Finance Board or the FHLBanks.

Proposed Changes to Federal Tax Code: In the 110th Congress, legislation was introduced in both the House and Senate that would amend the Internal Revenue Code of 1986 to permit the FHLBanks to credit enhance tax-exempt municipal bonds. H.R. 2091 and S. 1963 would allow municipal bonds backed by letters of credit issued by FHLBanks to be treated as tax-exempt. While the list of federal co-sponsors to this legislation continues to grow, it is impossible to tell when, if ever, this legislation will be considered by the full House and Senate.

Finance Board Methods for Choosing Appointive Directors Changed: Prior to 2007, the Finance Board did not seek input from individual FHLBanks when determining whom to appoint to appointive director seats. In April 2007, the Finance Board altered its method for determining which individuals will fill appointive director seats and adopted a procedure under which the board of directors of each FHLBank submits to the Finance Board a list of individuals to be considered for appointment to that FHLBank’s Board of Directors. The list includes information regarding each individual’s eligibility and qualifications to serve as an appointive director. The Finance Board then uses the information in making its appointments to each FHLBank’s Board of Directors. Following the new procedure, four new directors were appointed to the FHLBank’s Board of Directors in April 2007 and two directors were re-appointed in October 2007.

Sarbanes-Oxley Act of 2002: The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) was enacted on July 30, 2002. The Sarbanes-Oxley Act includes measures that affect financial reporting, disclosure controls, conflicts of interest, corporate ethics, oversight of the accounting profession, and composition of boards of directors. Furthermore, it established new civil and criminal penalties. Now that the registration of the FHLBank’s equity securities is effective, it is subject to the provisions of the Sarbanes-Oxley Act and the related implementing regulations promulgated by the SEC. Note, however, that the FHLBank is considered a non-accelerated filer as defined by the SEC, and, therefore, is not required to comply with the accelerated due dates or with certain other provisions applicable to accelerated and large-accelerated filers. In addition, certain other provisions of the Sarbanes-Oxley Act that only apply to proxy filers and exchange-listed companies do not apply to the FHLBank because it is exempt from the proxy solicitation rules and its capital stock is not publicly-traded.

Finance Board Temporary Increase on the Purchase of Mortgage-Backed Securities: On March 24, 2008, the Finance Board authorized, pursuant to resolution, a temporary increase in the FHLBank’s MBS investment authority from 300 percent of capital to 600 percent of capital. The expanded MBS investment authority expires on March 31, 2010. Pursuant to the resolution, the FHLBank is limited to investing in MBS issued by, or backed by pools of mortgages guaranteed by Fannie Mae or Freddie Mac. The mortgage loans underlying the MBS investments purchased under this resolution must be originated after January 1, 2008, and underwritten in conformity with standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007. Prior to exercising the expanded authority, the FHLBank’s Board of Directors must approve an appropriate strategy governing the types of MBS the FHLBank will acquire and the risk management standards the FHLBank will apply. How the FHLBank will apply the expanded authority will depend on portfolio and risk management decisions made by management and the FHLBank’s Board of Directors and will be subject to the FHLBank continuing to meet its capital adequacy and safety and soundness requirements.

Where to Find Additional Information
We file annual, quarterly and current reports and other information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s Web site at www.sec.gov. We provide a link on our Web site to the SEC’s Web site to access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) or the Securities Exchange Act of 1934 (the Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A: Risk Factors

We may become liable for all or a portion of the consolidated obligations of one or more of the other FHLBanks. We are jointly and severally liable with the other FHLBanks for all consolidated obligations issued on behalf of all 12 FHLBanks through the Office of Finance. We cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all consolidated obligations have been paid in full. If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligation, the Finance Board may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Board may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLBank System was established in 1932.

We are subject to a complex body of laws and regulations that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulations adopted and applied by the Finance Board, an independent agency in the executive branch of the federal government that regulates the FHLBanks. In addition, Congress may amend the Bank Act in ways that significantly affect the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance mission and business operations.

We cannot predict whether new regulations will be promulgated by the Finance Board or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our operations. Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of funding, a change in our permissible business activities, or a decrease in the size, scope or nature of our lending, investment or MPF Program activities, which could negatively affect our financial condition and results of operations.

Merger or consolidation of our members may result in a loss of business to us. The financial services industry periodically experiences consolidation. If future consolidation occurs within our district, it may reduce the number of current and potential members in our district, resulting in a loss of business to us and a potential reduction in our profitability. If our advances are concentrated in a smaller number of members, our risk of loss resulting from a single event (such as the loss of a member’s business due to the member’s acquisition by a nonmember) would become proportionately greater.

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

We could experience a credit loss from insured MBS/CMO, HFA securities and/or portions of MPF Program loans should a monoline mortgage insurance company fail to perform. Increased delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of the FHLBank’s MBS/CMO and HFA investments. The magnitude of the losses in the home mortgage loan market could potentially overwhelm one of the monoline mortgage insurance companies resulting in such company’s failure to perform. If the collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bond holders could experience losses of principal.

A third-party insurer (obligated under PMI or SMI) of portions of the FHLBank’s MPF Program loans could also fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase the FHLBank’s credit risk exposure because the FHLBank’s FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase the FHLBank’s credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools.

Changes in our credit ratings may adversely affect our ability to issue consolidated obligations on acceptable terms. Our consolidated obligations currently have the highest credit rating from Moody’s and S&P. A revision in or withdrawal of those ratings could adversely affect us in a number of ways. It could result in a revision or withdrawal of the ratings of the consolidated obligations of the FHLBanks. It could require the posting of additional collateral for derivatives transactions and may influence counterparties to limit the types of transactions they will enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to pledge for public unit deposits or other transactions. Additionally, we offer a backup liquidity line to our customers called the standby credit facility. This liquidity line would not be as attractive to our members with the loss of our current triple-A credit rating. We have also executed various standby bond purchase agreements with two state housing finance agencies in which we provide a liquidity facility for bonds issued by the agencies by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

Changes in the credit standing at other FHLBanks, including the credit ratings assigned to those FHLBanks, could adversely affect us. The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one of the other FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. As of December 31, 2007, two of the FHLBanks had ratings of AA+, one with a negative outlook assigned by S&P and the other with a stable outlook. Another FHLBank had a rating of AAA with a negative outlook assigned by S&P. FHLBank Topeka and the remaining eight FHLBanks were rated AAA with a stable outlook by S&P as of December 31, 2007. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue consolidated obligations for our benefit.

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets at that time. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

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

Likewise, our MPF business is subject to significant competition. The most direct competition for purchases of mortgages comes from other buyers of conventional, conforming, fixed rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in the acquisition of a smaller market share of the mortgages available for purchase and, therefore, lower income from this business activity.

We also compete in the capital markets with Fannie Mae, Freddie Mac and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations, and other debt instruments. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has kept pace with our funding needs, we cannot assure that this will continue.

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

We rely upon derivatives to lower our cost of funds and reduce our interest-rate risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest-rate risk and mortgage-prepayment risk. Our management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances. As a result, our effective use of derivatives depends upon our management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable parties, on terms desirable to us, and in the quantities necessary to hedge our corresponding obligations, interest-rate risk or other risks. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest-rate risk and other risks, which could negatively affect our financial condition and results of operations.

We could be negatively affected by local and national business and economic conditions, as well as other events that are outside of our control. Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business than expected. For example, conditions affecting interest rates, money supply, inflation and capital markets, including those stemming from policies of governmental entities such as the Federal Reserve Board, have a significant impact on our operations. Changes in these conditions could adversely affect our ability to increase and maintain the quality of our interest-earning assets and could increase the costs of our interest-bearing liabilities. For example, an economic downturn or declining property values could cause higher delinquency and default rates on our outstanding mortgage loans and even cause a loss on our advances, although we have never incurred a credit loss on an advance.

Furthermore, natural disasters, acts of terrorism and other events outside of our control, especially if they occur in our four-state district, could negatively affect us, including damaging our members’ businesses, our real property and the collateral for our advances and mortgage loans, and in other ways. For example, if there is a natural disaster or other event, such as the terrorist attacks of September 11, 2001, that limits or prevents the FHLBank System from accessing the capital markets for a period of time, our business would be significantly affected, including our ability to provide advances to our members.

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

Further, events such as changes in our market-risk profile, credit quality of assets held and increased volatility of net income caused by the application of certain generally accepted accounting principles may affect the adequacy of our retained earnings and may require us to increase our target level of retained earnings and correspondingly reduce our dividends from historical dividend payout ratios in order to achieve and maintain the targeted amounts of retained earnings under our retained earnings policy.

Changes in application of relevant accounting standards, especially SFAS 133, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of SFAS 133 in accounting for those derivatives. This earnings volatility is caused by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedge item, and by the changes in the fair values of derivatives that do not qualify for hedge accounting under the rules of SFAS 133 (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item). If we did not apply hedge accounting under SFAS 133, the result could be an increase in volatility of our earnings from period to period. Proposed guidance from the Financial Accounting Standards Board to eliminate the current option to hedge the benchmark rate would result in the FHLBank marking the hedged item to full fair value, which would result in increased earnings volatility. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings target, and our members’ willingness to hold the stock necessary for membership and/or activity with us, such as advance and mortgage loan activities.

Lack of a public market and restrictions on transferring our stock could result in an illiquid investment for the holder. Under the GLB Act, Finance Board regulations and our capital plan, our Class A Common Stock may be redeemed upon the expiration of a six-month redemption period and our Class B Common Stock after a five-year redemption period following our receipt of a redemption request. Only capital stock in excess of a member’s minimum investment requirement, capital stock held by a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess capital stock of a member at any time at our sole discretion.

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

We may be negatively affected by future legislation. Various legislation, including proposals to substantially change the FHLBank regulatory system, is from time-to-time introduced in Congress. This legislation may change applicable statutes and our operating environment in substantial and unpredictable ways. If enacted, legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among the FHLBanks and other housing GSEs. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on our business, results of operations or financial condition.

We may be affected by proposed changes to GSE Regulation. In the 109th Congress, several bills were introduced that were designed to strengthen the regulation of Fannie Mae, Freddie Mac and the FHLBanks. The primary focus of the bills was to create a new regulator for Fannie Mae, Freddie Mac and the FHLBanks. The Federal Housing Enterprise Regulatory Reform Act of 2005 (S. 190) was passed by the Senate Banking Committee in July 2005, but was not acted upon by the full Senate. Meanwhile, the House of Representatives adopted The Federal Housing Finance Reform Act of 2005 (H.R. 1461) in October 2005. Subsequently, in the 110th Congress, the Federal Housing Finance Reform Act of 2007 (H.R. 1427) was introduced and passed by the House of Representatives. Also in the 110th Congress, the Federal Housing Enterprise Regulatory Reform Act of 2007 (S. 1100) was introduced in April 2007. It has not yet received Senate consideration, however.

We cannot predict what, if any, provisions relating to the Finance Board and the FHLBanks might go to the full House and Senate for consideration, whether the House and Senate will approve such legislation, whether any such change in regulatory structure will be signed into law, when any such change would go into effect if enacted, or what effect the legislation would have on the Finance Board or the other FHLBanks.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

The FHLBank occupies approximately 62,796 square feet of leased office space at One Security Benefit Place, Suite 100, Topeka, Kansas. The FHLBank also maintains in Topeka a leased off-site back-up facility with approximately 3,000 square feet. Small offices are leased in Nebraska and Oklahoma for member account management personnel.

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

None.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a cooperative, members own almost all the Class A Common Stock and Class B Common Stock of the FHLBank with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advances executed and mortgage loans sold while they were members. Note, however, that in accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” a portion of the FHLBank capital stock is treated as a liability and not as capital, including the capital stock of former members. There is no public trading market for the FHLBank’s capital stock.

The majority of the directors of the FHLBank are elected by and from the membership, and the FHLBank conducts its business in advances and mortgage loan acquisitions almost exclusively with its members. There is no established marketplace for the FHLBank’s stock and it is not publicly traded. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under the FHLBank’s capital plan. The FHLBank may repurchase shares held by members in excess of the members’ required stock holdings at its discretion at any time at par value. Par value of all common stock is $100 per share. As of December 31, 2007, the FHLBank had 887 stockholders and 6,399,282 shares of Class A Common Stock and 14,874,060 shares of Class B Common Stock outstanding, including 357,386 shares of Class A Common Stock and 4,086 shares of Class B Common Stock subject to mandatory redemption by members. The FHLBank is not currently required to register either class of its stock under the Securities Act of 1933 (as amended). However, pursuant to a Finance Board regulation, the FHLBank was required to file a registration statement in order to register one of its classes of stock pursuant to section 12(g)(1) of the Exchange Act. The FHLBank’s registration was effective July 14, 2006.

The FHLBank paid quarterly stock dividends during the years ended December 31, 2007, 2006 and 2005, which includes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Tables 12 and 13 (in thousands):

Table 12

	Class A Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid
12/31/2007	4.00%	$44	$6,729	$6,773
09/30/2007	4.55	45	7,636	7,681
06/30/2007	4.45	45	6,943	6,988
03/31/2007	4.45	79	6,580	6,659
12/31/2006	4.45	45	6,783	6,828
09/30/2006	4.45	47	6,108	6,155
06/30/2006	4.25	47	5,972	6,019
03/31/2006	3.85	46	5,412	5,458
12/31/2005	3.85	52	4,996	5,048
09/30/2005	3.50	43	3,418	3,461
06/30/2005	3.79	45	3,140	3,185
03/31/2005	3.50	45	2,957	3,002

Table 13

	Class B Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid
12/31/2007	6.25%	$43	$24,045	$24,088
09/30/2007	6.70	40	23,296	23,336
06/30/2007	6.50	46	20,492	20,538
03/31/2007	6.50	40	21,018	21,058
12/31/2006	6.50	45	21,791	21,836
09/30/2006	6.25	46	20,627	20,673
06/30/2006	6.05	38	19,298	19,336
03/31/2006	5.60	47	17,785	17,832
12/31/2005	5.25	45	18,223	18,268
09/30/2005	4.75	41	17,810	17,851
06/30/2005	5.00	40	18,348	18,388
03/31/2005	4.50	41	16,400	16,441

[1]	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

Management anticipates that the FHLBank will continue to pay quarterly dividends in the future, primarily in shares of Class B Common Stock. The FHLBank believes that dividends paid in the form of stock are advantageous to members because FHLBank stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code (IRC) and are, therefore, not taxable at the time declared and credited to a member. Dividends paid in stock can be utilized by members to support future activity with the FHLBank or can be redeemed by the member if the amounts represent excess stock, subject to stock redemption request procedures and limitations. The FHLBank’s dividends generally increase as short-term interest rates rise and decrease as short-term interest rates fall. The dividend percent paid has historically been a function of or closely tied to the FHLBank’s net income for a dividend period. See Item 1 – “Business – Capital, Capital Rules and Dividends – Dividends” for information regarding the FHLBank’s retained earnings policy.

On December 28, 2006, the Finance Board adopted a final rule (effective January 29, 2007) limiting the ability of the FHLBank to create member excess stock under certain circumstances. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be barred from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank anticipates that it will be able to manage its excess capital stock position in order to continue to pay stock dividends, but cannot guarantee that it will always be able to do so in the future.

The FHLBank has a retained earnings policy that was considered by the Board of Directors when dividends were declared during 2005, 2006 and 2007, but the retained earnings target calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. On August 25, 2005, the Finance Board issued Advisory Bulletin 2005-AB-07, Federal Home Loan Bank Registration With the Securities and Exchange Commission, (AB 2005-AB-07) requiring that until an FHLBank has completed any financial restatements and the registration of its stock has become effective with the SEC, it must demonstrate to the satisfaction of the Finance Board that any proposed dividend payments would comply with the requirements of Section 16(a) of the Bank Act and should declare a dividend only following consultation with and approval by the Finance Board’s Office of Supervision. Because the FHLBank had not filed its Form 10 and therefore its registration with the SEC was not effective, the FHLBank was required to obtain Finance Board approval for the dividends paid to its stockholders on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The result of the Finance Board approval process was that the FHLBank paid lower dividend rates on its stock that it would otherwise have paid, with the dividend rates being in the range of 0.15 to 0.75 percent per annum below the rates it otherwise would have paid in those dividend periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding the FHLBank’s capital plan. FHLBank management does not expect that its retained earnings policy will significantly affect dividends paid during 2008. Management expects that the FHLBank will continue to be able to make additions to retained earnings while paying Class B Common Stock dividends at or above short-term market interest rates and Class A Common Stock dividends at or slightly below short-term market interest rates, on average. However, there is a possibility that dividend levels might be reduced in order to meet the target level of retained earnings under the policy since the target level fluctuates from period to period, because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein. Dividends may be paid in cash or Class B Common Stock as authorized under the FHLBank’s capital plan and approved by its Board of Directors.

Item 6: Selected Financial Data

Table 14

Selected Financial Data (dollar amounts in thousands):

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003

Statement of Condition (at year end)
Total assets	$55,392,216	$52,738,967	$46,959,867	$45,119,725	$40,514,278
Investments[1]	20,546,291	21,565,135	17,159,911	14,888,523	12,635,212
Advances	32,057,139	28,445,245	27,086,568	27,489,919	26,882,282
Mortgage loans held for portfolio, net	2,349,367	2,372,939	2,422,507	2,436,665	683,748
Deposits	1,400,216	1,118,406	900,713	885,878	1,141,812
Consolidated obligations, net[2]	51,109,456	48,775,006	43,323,379	41,258,302	36,161,825
Capital	2,295,698	2,171,654	1,918,177	1,886,793	1,791,407

Statement of Income (for the year ended)
Net interest income before loan loss provision/reversal	231,235	214,647	224,749	157,517	132,722
Provision for (reversal of) credit losses on mortgage loans	(25)	358	335	295	77
Other income (loss)	10,220	4,370	(10,091)	(5,614)	6,765
Other expenses	37,254	33,211	29,452	24,392	20,210
Income before assessments	204,226	185,448	184,871	127,216	119,200
Assessments	54,354	49,420	49,079	33,760	31,624
Net income	149,872	136,028	135,792	93,456	87,576

Ratios and Other Financial Data
Dividends paid in cash[3]	373	354	348	244	43,055
Dividends paid in stock[3]	114,647	101,189	84,912	66,334	14,879
Weighted average dividend rate[4]	6.00%	5.72%	4.68%	3.72%	3.50%
Dividend payout ratio	76.75%	74.65%	62.79%	71.24%	66.15%
Return on average equity	6.91%	6.86%	6.95%	5.03%	5.15%
Return on average assets	0.29%	0.28%	0.29%	0.22%	0.22%
Average equity to average assets	4.13%	4.10%	4.21%	4.33%	4.26%
Net interest margin[5]	0.44%	0.45%	0.49%	0.37%	0.33%
Total capital ratio at period end[6]	4.14%	4.12%	4.08%	4.18%	4.42%
Ratio of earnings to fixed charges[7]	1.08	1.08	1.12	1.16	1.18

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
[2]
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 11 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board which governs the issuance of debt for the 12 FHLBanks.

[3]
Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as GAAP dividends were $2,101,000, $2,594,000, $384,000 and $109,000 for the years ended December 31, 2007, 2006, 2005 and 2004, respectively.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of December 31, 2007 and 2006, and results of operations for the years ended December 31, 2007, 2006 and 2005. This discussion should be read in conjunction with the FHLBank’s audited financial statements and related notes for the year ended December 31, 2007 included in Item 8 of this report.

FINANCIAL REVIEW

Overview
Total assets grew 5.0 percent to $55.4 billion at December 31, 2007, up from $52.7 billion at December 31, 2006. The overall increase was primarily due to a $3.6 billion increase in advances. The larger than usual Federal funds sold position at December 31, 2006 was the result of extra liquidity at the end of the month caused by a large member repaying $3.3 billion in advances that matured on December 29, 2006 while only initiating $1.3 million in new advances. Advance growth was strong over the one-year period, with advances increasing 12.7 percent from $28.5 billion at the end of 2006 to $32.1 billion at the end of 2007. The increase in advances during 2007 is primarily attributable to the addition of a large insurance company, Pacific Life Insurance Co., as a member and active borrower and to the growth in advances to Security Life of Denver Ins. Co. Both entities were among the FHLBank’s largest borrowers at the end of 2007 (see Tables 2 and 3 in Item 1 – “Business – Advances”) and accounted for $2.4 billion of the FHLBank’s $3.6 billion advance growth during 2007. The MPF Program remained relatively stable during 2007 with total mortgage loans decreasing 1.0 percent. The volume of mortgage loans purchased has leveled off because of a number of factors, including changes in interest rates, tightening credit conditions, declining prices for residential housing units with the expectation that prices will decline even further, pay downs in out-of-district mortgage loans that are not currently being replaced by out-of-district mortgage loan purchases and the decreased willingness of the FHLBank to acquire additional out-of-district mortgage loans at the prevailing relative value (the difference between the yield on the mortgage loans and the FHLBank’s cost of funding and hedging the mortgage loans). The FHLBank continues to strive for growth in membership, advances and mortgage loans. Its primary business remains the advance business.

The FHLBank’s net income for 2007 was $149.9 million compared to $136.0 million for 2006. The significant changes in the components of net income are as follows:
▪	$16.6 million increase in net interest income (increase income);
▪	$25.8 million increase in net gains (losses) on trading securities (increase income: loss in 2006, gain in 2007);
▪	$21.7 million decrease in net gains (losses) on derivatives and hedging activities (decrease income: gain in 2006, loss in 2007);
▪	$3.2 million decrease in realized gains (losses) on investments (decrease income: gain in 2006, loss in 2007);
▪	$4.7 million decrease in net realized loss on retirement of debt (increase income: loss in 2006, none in 2007);
▪	$3.2 million increase in operating expenses (decrease income); and
▪	$4.9 million increase in assessments (decrease income).

The FHLBank’s net income for 2005 was higher than it otherwise would have been because it included $40.2 million in prepayment fees associated with the termination of advances by Bank of the West after its acquisition of one of the FHLBank’s largest borrowers at that time, Commercial Federal Bank, FSB, on December 2, 2005. Income from these fees, shown as a component of interest income, is partially offset by a loss of $21.0 million on the retirement of consolidated obligations which funded the advances, and is included in “Other income” as a negative amount. The FHLBank was unable to retire all the outstanding liabilities during 2005, which also contributed to net income appearing unusually high for the year. Net of REFCorp and AHP assessments, these prepayment fees on the terminated advances and loss on retirement of consolidated obligations recorded during 2005, totaled $15.0 million. Several ratios for 2005 were affected by this event, including return on average equity, return on average assets, net interest margin and dividend payout ratio. The FHLBank retired additional consolidated obligations related to the 2005 termination of advances by Bank of the West during 2006. These debt retirements resulted in losses on retirement of debt of $4.7 million in 2006. Net of REFCorp and AHP assessments, the losses on retirement of debt were $3.4 million for 2006.

The FHLBank’s net interest margin was 0.44 percent for 2007, compared to 0.45 percent in 2006. Return on equity averaged 6.91 percent and 6.86 percent for 2007 and 2006, respectively. The FHLBank’s financial performance during 2007 was positively affected by the overall increase in advance activity and the rise in average short-term interest rates over the year, since approximately 70 percent of the FHLBank’s advances are short-term in nature or re-price frequently during the course of a year (weekly, monthly or quarterly). In addition, a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), earns the equivalent of a short-term money market rate and hence the return on this part of equity has increased with the rise in average short-term interest rates for 2007 versus 2006. However, we expect that our 2008 net income and returns will fall because short-term interest rates fell dramatically in late 2007 and early 2008 as the FOMC reduced its overnight Federal funds target from 5.25 percent starting on September 18, 2007 to the current 2.25 percent level. Capital markets are anticipating further easing by the FOMC during 2008, so it is likely that short-term rates could decline more from their current levels.

The average dividend rates paid during 2007 were 4.37 percent and 6.48 percent for Class A Common Stock and Class B Common Stock, respectively, with an overall average dividend rate of 6.00 percent for 2007. This was an increase over average dividends paid during 2006 of 4.27 percent and 6.12 percent for Class A Common Stock and Class B Common Stock, respectively, with an overall average dividend rate of 5.72 percent for 2006. The increase in dividend rates corresponds with the increase in short-term interest rates during 2006 and 2007. With short-term interest rates falling as discussed in the previous paragraph, we anticipate that average dividend rates will fall during 2008 along with short-term interest rates. Refer to this Item 7 – “Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 15 presents selected market interest rates as of the dates or periods shown.

Table 15

Market Instrument	Average Rate for 2007	Average Rate for 2006	December 31, 2007 Ending Rate	December 31, 2006 Ending Rate
Overnight Federal funds effective/target rate[1]	5.03%	4.96%	4.25%	5.25%
FOMC target rate for overnight Federal funds	5.05	4.96	4.25	5.25
3-month Treasury bill[1]	4.46	4.84	3.24	5.01
3-month LIBOR[1]	5.30	5.20	4.70	5.36
2-year U.S. Treasury note[1]	4.36	4.81	3.05	4.81
5-year U.S. Treasury note[1]	4.42	4.74	3.44	4.69
10-year U.S. Treasury note[1]	4.63	4.79	4.03	4.70
30-year residential mortgage note rate[2]	6.27	6.38	6.05	6.22

[1]	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Critical Accounting Policies and Estimates
The preparation of the FHLBank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the FHLBank’s reported results and disclosures. Several of the FHLBank’s accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to the FHLBank’s results. These assumptions and assessments include the following:
▪	Accounting related to derivatives;
▪	Fair-value determinations;
▪	Projecting mortgage prepayments to calculate the amortization of the deferred price components of mortgages and mortgage-related securities held in portfolio; and
▪	Determining the adequacy of the allowance for credit losses.

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

For derivative instruments and hedged items that meet the requirements of SFAS 133 as described above, the FHLBank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting under SFAS 133, changes in the market value of the derivative are reflected in monthly income. As of December 31, 2007 and 2006, the FHLBank held a portfolio of derivatives that are marked to market with no offsetting SFAS 133 qualifying hedged item. This portfolio includes interest rate caps and floors, interest rate swaps hedging trading securities, interest rate swaps hedging DOE risk and interest rate swaps used to lower the FHLBank’s cost of funds. The total fair value of these positions, including accrued net interest, was ($3.4) million and $0.3 million as of December 31, 2007 and 2006, respectively. While the fair value of these derivative instruments, with no offsetting SFAS 133 qualifying hedged item, will fluctuate with changes in interest rates and the impact on the FHLBank’s earnings can be material, the change in market value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the market value of trading securities being hedged by economic hedges because there were $4.9 billion and $4.1 billion of derivative notional amounts that were not designated as SFAS 133 qualifying hedges at December 31, 2007 and 2006, respectively, but only $0.8 billion and $0.7 billion par value of trading securities related to economic hedges held by the FHLBank at December 31, 2007 and 2006, respectively. For asset/liability management purposes, all non-mortgage-backed securities currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 52 through 54 under this Item 7, which show the relationship of gains/losses on economic derivative hedges and gains/losses on the Ginnie Mae and non-mortgage-backed trading securities being hedged by economic derivatives. The FHLBank’s projections of changes in estimated fair value of the derivatives have been consistent with actual results. For the balance sheet risks that these derivatives hedge, changes in value historically have been directionally consistent with changes in actual interest rates.

Fair Value. At December 31, 2007 and 2006, certain of the FHLBank’s assets and liabilities, including investments classified as available-for-sale and trading, and all derivatives were presented in the statement of condition at fair value. Under GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or the amount at which that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain of the FHLBank’s assets, liabilities and derivative transactions. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that the FHLBank has sufficient collateral to meet regulatory requirements and to protect itself from a credit loss.

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

Mortgage loans are stratified into multiple portfolios according to common characteristics, such as coupon interest rate, final original maturity, and the type of mortgage (i.e., conventional or government insured). For MBS, the FHLBank uses a third-party data service that provides estimates of cash flows, from which the FHLBank determines expected asset lives. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized in order that the yield of each mortgage loan and each MBS is constant for each month until maturity. Amortization of mortgage asset premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the current sub-prime credit crisis.

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

The effect on net income from the amortization of premiums and accretion of discounts on mortgage loans and MBS for the periods ended December 31, 2007, 2006 and 2005 was a net income increase (decrease) of $0.3 million, $0.5 million and ($1.6) million, respectively.

Provision for Credit Losses.
▪
Advances. The FHLBank has never experienced a credit loss on an advance and management currently does not anticipate any credit losses on advances. Based on the collateral held as security for advances, management’s credit analysis and prior repayment history, no allowance for losses on advances is deemed necessary. The FHLBank is required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government or government agency/GSE securities, residential mortgage loans, deposits in the FHLBank and other real estate related assets.

▪
Mortgage Loans. The FHLBank purchases both conventional mortgage loans and specific government mortgage loans under the MPF Program. FHA/VA, HUD Section 184, and USDA GRH Section 502 loans are government-insured or guaranteed and as such, management has determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral, are also credit enhanced either by qualified collateral pledged by the member, or by supplemental mortgage insurance purchased by the member. The CE obligation is the PFI’s potential loss in the loss position after borrower equity, PMI and the FHLBank’s FLA. The PFI absorbs a percentage of realized losses through its CE obligation prior to the FHLBank having to incur an additional credit loss in the last loss position.

The allowance considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the FHLBank’s conventional loan pools is based on an analysis of the performance of the FHLBank’s loan portfolio and an analysis of loan reserve levels used by Fannie Mae and Freddie Mac. This incorporates best estimates for losses on a seasoned, diversified and national portfolio of mortgage loans with similar underwriting standards to the MPF Program. The FHLBank’s loan portfolio review consists of an analysis that includes consideration of various data observations such as past and current performance, the amounts and timing of future cash flows, loan characteristics (e.g., delinquent still performing loans, non-accrual loans, loans that a decision for foreclosure has been made and current loans), loan portfolio characteristics (e.g., loan-to-value ratios, FICO scores for individual loans, debt-to-income ratios and historical loss statistics), collateral valuations, industry data and prevailing economic conditions. The allowance balance determined by this review is then allocated to the FHLBank and the PFIs’ master commitments to determine each party’s respective share of the potential loss. The FHLBank relies on this approach because MPF is a relatively new program and the FHLBank has limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from using peer loan reserve and loss levels and will rely primarily on the actual loss experience of its mortgage loan portfolio. Management will begin to rely primarily on the FHLBank’s actual loss experience when the mortgage loan portfolio is sufficiently seasoned to allow the FHLBank to reasonably estimate probable losses based on its own loss experience.

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

As of December 31, 2007 and 2006, the allowance for loan losses on the conventional mortgage loan portfolio amounted to $844,000 and $854,000, respectively. The allowances reflect the FHLBank’s estimate of probable incurred losses inherent in its mortgage loan portfolio as of those dates.

See Table 25 under this Item 7 for detail of the activity in the allowance for credit losses on mortgage loans.

Impact of Recently Issued Accounting Standards
Issuance of SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
▪	Level 1 – quoted prices in active markets for identical assets or liabilities;
▪	Level 2 – directly or indirectly observable inputs other than quoted prices; and
▪	Level 3 – unobservable inputs.

SFAS 157 requires disclosures detailing: (1) the extent to which companies measure assets and liabilities at fair value; (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operation or cash flows.

Issuance of SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”). SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. Changes in the fair value for the selected items will be recorded in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied to the entire instrument. SFAS 159 is effective as of the beginning of the FHLBank’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the FHLBank). The adoption of this statement did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39” (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39, “Offsetting of Amounts Related to Certain Contracts – An interpretation of APB Opinion No. 10 and FASB Statement No. 105” (herein referred to as “FIN 39”) to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS 133. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. FSP FIN 39-1 requires the FHLBank to consistently offset the derivative fair value and the collateral fair value. The FHLBank will be required to recognize the effects of applying FIN 39-1 through retrospective application to all financial statements presented unless it is impracticable to do so. The FHLBank, upon adoption of FSP FIN 39-1, will be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank). The adoption of this staff position did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of Implementation Issue E23: In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (herein referred to as “Issue E23”). Issue E23 provides implementation guidance related to settlement of a hedged item subsequent to swap trade date and non-zero fair value at inception of the hedging relationship. Issue E23 amends paragraph 68 of SFAS 133 to clarify that the shortcut method can be applied to a hedging relationship designated on trade date, even though the hedged item is not recognized for accounting purposes until settlement date, as long as the period of time between the trade date and settlement date is within established market conventions. In addition, Issue E23 amends paragraph 68 (b) to allow for an interest rate swap to have a non-zero fair value at inception of the hedging relationship provided that the swap was entered into at the hedge’s inception for a transaction price of zero and the non-zero fair value is due solely to the existence of a bid-ask spread in the entity’s principal or most advantageous market, as applicable under SFAS 157. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. However, as part of the implementation of Issue E23, the FHLBank is required to assess preexisting hedging relationships to determine if they met the requirements of Issue E23 at the inception of the hedging relationship. If any preexisting hedging relationships do not qualify for the shortcut method, the hedging relationships will be de-designated prospectively. The adoption of this implementation issue did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of SFAS 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The adoption of SFAS 161 is not expected to have any impact on the FHLBank’s financial condition, results of operations or cash flows. The FHLBank has not yet determined the extent to which these requirements will modify or augment its existing disclosures, nor has it determined whether it will early adopt this standard.

Balance Sheet Analysis
Overall – Table 16 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2006 to December 31, 2007 (in thousands):

Table 16

	Increase (Decrease) in Components
	December 31, 2007 vs. 2006
	Dollar Change		Percent Change
Assets:
Cash and due from banks		$1,349	359.7%
Investments[1]		(1,018,844)	(4.7)
Advances		3,611,894	12.7
Mortgage loans held for portfolio, net		(23,572)	(1.0)
Derivative assets		70,628	106.0
Other assets		11,794	4.1
TOTAL ASSETS		$2,653,249	5.0%

Liabilities:
Deposits		$281,810	25.2%
Consolidated obligations, net		2,334,450	4.8
Mandatorily redeemable capital stock		(10,085)	(21.8)
Derivative liabilities		(64,258)	(31.6)
Other liabilities		(12,712)	(3.0)
Total liabilities		2,529,205	5.0

Capital:	$
Capital stock outstanding		84,195	4.2
Retained earnings		34,852	20.3
Accumulated other comprehensive income		4,997	70.4
Total capital		124,044	5.7
TOTAL LIABILITIES AND CAPITAL		$2,653,249	5.0%

[1]	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

At December 31, 2007, the FHLBank’s assets totaled $55.4 billion, up 5.0 percent from December 31, 2006. This increase is primarily attributable to a $3.6 billion increase in advances, offset by a $1.0 billion decrease in investment securities. The FHLBank’s level of Federal funds sold at December 31, 2006, was higher than typical due to a large member that had $3.3 billion in advance maturities but only $1.3 billion of new advances issued at or near the end of the year. Because the member’s capital stock was still outstanding at December 31, 2006, the FHLBank leveraged this capital by investing mostly in Federal funds sold.

Total advances increased 12.7 percent at December 31, 2007 to $32.1 billion from $28.4 billion in advance balances at December 31, 2006, primarily because of growth in advances to the FHLBank’s largest borrowers during 2007, which includes the addition of a new member, Pacific Life Insurance Co. New advances to Pacific Life Insurance Co. and growth in advances to Security Life of Denver Ins. Co. accounted for $2.4 billion of the FHLBank’s $3.6 billion advance growth during 2007. Advances to the remaining FHLBank members, mostly mid-sized to smaller members, also increased during 2007 after decreasing during 2006. The softening of the United States economy in the last half of 2006 decreased loan demand at many of the mid-sized to smaller members in 2006. In addition, the flat yield curve that continued throughout 2006 negatively affected long-term investment opportunities for member institutions and consequently increased member liquidity in the form of very short-term assets and resulted in a decrease in demand for FHLBank advances during 2006. While advance demand was still somewhat sluggish in the first half of 2007, a significant increase in demand for advances occurred in the second half of the year. This increase was spurred by the credit market crisis which resulted in some funding sources normally available to our members nearly disappearing due to the problems in the sub-prime and Alt-A mortgage markets and the asset-backed commercial paper market. As these funding sources began drying up, the demand for advances, primarily short-term advances, increased. The steepening of the yield curve during the last quarter of 2007 also improved long-term investment opportunities for member institutions. This likely contributed to the increase in demand for FHLBank advances at many of the mid-sized to smaller members during that time period.

Most of the growth in the FHLBank’s total assets during 2007 was funded with consolidated obligations, which increased from $48.8 billion at December 31, 2006 to $51.1 billion at December 31, 2007, representing a 4.8 percent increase. Consolidated obligations are the FHLBank’s primary funding source. The pattern of increase in consolidated obligations matched the pattern of increase in advances with most of the growth occurring in the second half of 2007.

Total deposits increased $281.8 million, or 25.2 percent from December 31, 2006 to December 31, 2007. In 2007 and 2006, deposits represented only 2.6 and 2.2 percent, respectively of total liabilities, and thus this increase in deposits has had a minimal impact on the FHLBank’s overall funding cost and funding structure. FHLBank deposit levels are difficult to predict as they are dependent on member demand, which is affected by such factors as the availability of deposits from member customers, investment opportunities, loan demand experienced by members and disintermediation with other sectors of the economy.

Total capital increased from $2.2 billion at December 31, 2006 to $2.3 billion at December 31, 2007, with most of the increase from capital stock supporting member advance activity. During 2006 and 2007, the FHLBank did not carry out any mandatory repurchases of member capital stock; however, the FHLBank completed periodic exchanges of excess Class B Common Stock for Class A Common Stock under the provisions of its capital plan. These periodic exchanges were performed during all of 2006 and 2007. The frequency of these exchanges was increased from monthly to weekly in mid-2007, thereby reducing the average amount of excess Class B Common Stock held by members. The FHLBank intends to continue to perform these periodic exchanges during 2008. The FHLBank anticipates that growth in capital stock should closely parallel advance growth in future periods.

Advances – Outstanding advances increased from $28.4 billion at December 31, 2006 to $32.1 billion at December 31, 2007. As discussed in more detail below, the mix of balances outstanding by major advance product type shifted from the end of 2006 to the end of 2007 as members shifted out of short-term fixed rate advances in favor of line of credit (overnight) advances, regular fixed rate advances, convertible advances and adjustable rate callable advances (see Table 1 under Item 1 for a summary of the advance products outstanding at December 31, 2007 and 2006). In 2007, line of credit advances increased by $5.6 billion, regular fixed rate advances increased by $1.9 billion, convertible advances increased by $0.8 billion and adjustable rate callable advances increased by $2.2 billion while short-term fixed rate advances declined by $7.0 billion. The change in the advance product mix during 2007 was driven by several members that shifted their advance activity from short-term to very short-term advances while other members extended into longer term advances. Almost all of the increase in line of credit advances occurred in December 2007 as the market was very volatile as year-end approached. During 2007, SFAS 133 basis adjustments on advances increased as a result of the increased level of convertible advances which are hedged by the FHLBank with derivatives, as well as an increase in the values of the hedged convertible advances and the hedged bullet advances due to changes in interest rates.

We expect the growth rate in advances in 2008 to be limited as members’ originations of mortgage loans held in portfolio slow due to tightening credit standards, falling home prices, increases in foreclosures and the significant slowdown in the housing market. We also expect that members will utilize excess liquidity from maturing investments and from other sources, if available, to fund any increased loan demand before turning to the FHLBank for wholesale borrowings in the form of advances. However, the steepening of the yield curve during late 2007 and into early 2008 should offer improved long-term investment opportunities for member institutions and could increase the demand for FHLBank advances at many of the mid-sized to smaller members during 2008. Other than members’ loan demand, factors affecting advance demand include the reduction in other available sources of funding and the availability of members’ deposits, which over the past several years have reversed a trend of annual decreases and even increased during 2006 and 2007. Although the FHLBank experienced a moderate decrease in membership during the two-year period ending December 31, 2007, advance balances continued to grow. The growth in advance balances during 2007 primarily reflects increases in advances outstanding from the FHLBank’s largest borrowing members, including Pacific Life Insurance Co., which became a member during 2007 and had outstanding advances of $1.7 billion as of December 31, 2007. The number of members and non-members with outstanding advances was 661 as of December 31, 2006 but declined to 645 as of December 31, 2007 as some of our mid-sized and smaller members utilized excess liquidity from other sources to repay advance borrowings.

Table 17 summarizes the par amount of FHLBank advances by year of maturity, or next call date for callable advances, as of December 31, 2007 (in thousands):

Table 17

	Year of Maturity or Next Call Date
	One year or less	Over one year through five years	Over five years	Total

December 31, 2007	$21,237,585	$6,744,472	$3,871,722	$31,853,779

Total advances as a percentage of total assets was 57.9 percent and 53.9 percent at December 31, 2007 and 2006, respectively. The percentage of total advances to total assets has historically exceeded 60 percent of FHLBank assets; however, with the growth in investments during 2006 and 2007, we expect this percentage to be in the range of 55 to 60 percent of total assets in future years. Advances as a percentage of total assets at December 31, 2006, was somewhat distorted by a large member that had $3.3 billion in advance maturities but only $1.3 billion in new advances issued at or near the end of the year. The member drew new advances and requested that its remaining excess capital stock be repurchased in early January 2007, which resulted in the ratio of advances to assets returning to the expected range of 55 to 60 percent of total assets at that time. The average yield on advances was 5.26 percent for the year ended December 31, 2007 compared to 5.07 percent for 2006 and 3.55 percent for 2005. The increase in average advance yields from the year ended December 31, 2005 to the year ended December 31, 2007 is the result of the increase in short-term interest rates, which mostly occurred from mid-2004 through mid-2006. Short-term rates declined during the last half of 2007, but average short-term interest rates for the year were about the same as the average for 2006, since interest rates increased by 100 basis points in the first half of 2006 and decreased by 100 basis points in the second half of 2007. The FOMC increased its target overnight Federal funds rate by 100 basis points to 5.25 percent with 25 basis points increases at meetings on January 31, March 28, May 10 and June 29, 2006. The target rate stayed at 5.25 percent until the FOMC reduced it by 50 basis points on September 18, 2007. This was followed by 25 basis point decreases at FOMC meetings on October 31 and December 11, 2007, resulting in a target overnight Federal funds rate of 4.25 percent as of December 31, 2007. The level of short-term interest rates affects 69.6 percent of the FHLBank’s current advance balances. As of December 31, 2007, line of credit advances (which re-price daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 33.7 percent of outstanding advances. Adjustable rate advances (re-pricing daily to every three months) represented 20.7 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 15.2 percent. As of December 31, 2006, line of credit advances and short-term, fixed rate advances represented 42.6 percent of outstanding advances. Adjustable rate advances represented 16.6 percent, and convertible advances represented 14.0 percent. As a result, 69.6 percent of the FHLBank’s advance portfolio as of December 31, 2007 and 73.2 percent of the FHLBank’s advance portfolio as of December 31, 2006 re-priced at least every three months. See Table 1 under Item 1 for a summary of the advance products outstanding at December 31, 2007 and 2006. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. In January 2008, the FOMC moved quickly to lower its overnight Federal funds target even further by announcing an inter-meeting drop of 75 basis points, on January 22, 2008 followed by a 50 basis-point cut at its January 30, 2008 meeting and a 75 basis-point cut at its March 18, 2008 meeting, resulting in the current overnight Federal funds target rate of 2.25 percent. Therefore, we anticipate advance yields will decrease in 2008. See Item 7 – Table 50, Spread and Yield Analysis, and Table 51, Rate and Volume Analysis, in the “Financial Review – Results of Operations” for further information on 2005 through 2007 average balances and yields.

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

The FHLBank has no foreign advances at December 31, 2007, 2006, 2005, 2004 and 2003. Table 18 presents the book value of total advances at December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

Table 18

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Advances	$32,057,139	$28,445,245	$27,086,568	$27,489,919	$26,882,282

Letters of Credit: The FHLBank also issues letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the requirements for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending that is eligible for any of the FHLBank’s CICA programs may also be secured by state and local government securities. Table 19 presents outstanding letters of credit balances as of December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

Table 19

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Letters of Credit	$2,543,265	$2,125,187	$1,865,163	$2,013,764	$1,942,030

Standby Credit Facility: In December 2007, the FHLBank began offering a standby credit facility (SCF) product, which is a commitment to issue an advance that would re-price daily based upon the overnight Federal funds rate. SCF commitments are for terms of one year and must be fully collateralized at the date of issuance and at all times thereafter. Outstanding SCF commitments totaled $2.0 billion at December 31, 2007.

Housing Associates: The FHLBank is permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. Outstanding advances to housing associates totaled $64.5 million and $8.2 million as of December 31, 2007 and 2006, respectively, representing less than one percent of total advances for each period presented. All outstanding housing associates’ advances at December 31, 2007 and 2006 were to state housing finance authorities and therefore the restrictive collateral provisions indicated in Item 1 – “Business – Advances” do not apply.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the FHLBank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). The MPF Program provides an alternative outlet for members that originate fixed rate, single-family mortgage products. There were small decreases in the FHLBank’s MPF portfolio during 2006 and 2007, as the FHLBank did not participate in any out-of district mortgage loans and new loans acquired from in-district PFIs were not enough to cover the amount of loans paid down during those years, including out-of district mortgage loans that are paid down and not replaced with more out-of-district mortgage loans. The FHLBank has continued its efforts to increase the number of members participating in the MPF Program. As of December 31, 2007 and 2006, agreements were in place with 142 and 131 PFIs, respectively. The number of PFIs that delivered and sold loans was 126 and 122 at December 31, 2007 and 2006, respectively. We anticipate that the number of PFIs delivering and selling loans to the FHLBank will increase during 2008 and beyond as we strive to increase the number of participating members. However, there is no guarantee that our efforts will increase the number of PFIs. The FHLBank devoted resources during 2006 and 2007 to increasing the volume of mortgage loans acquired from PFIs. To increase the number of PFIs, our account managers focused on members that are active mortgage originators or purchasers. In addition, we added an MPF account manager during 2007 who will focus solely on increasing the number of PFIs and the dollar amount of mortgage loans sold into the FHLBank’s MPF Program by PFIs. Future volume growth for mortgage loans held in portfolio will depend on a number of factors, including the number and mortgage loan origination volume of new PFIs; the amount of mortgage loan activity all existing PFIs expect to deliver in 2008; refinancing activity; the level of interest rates and the shape of the yield curve; the relative competitiveness of MPF pricing to the prices offered by Fannie Mae, Freddie Mac and other buyers of mortgage loans; the willingness of other FHLBanks to allow the FHLBank to participate in a percentage of mortgage loans that their PFIs are selling into the MPF Program and the willingness of the FHLBank to acquire additional out-of-district mortgage loans at the prevailing relative value (the difference between the yield on the mortgage loans and the FHLBank’s cost of funding and hedging the mortgage loans). Mortgage market conditions near the end of 2007 and early 2008 have led Fannie Mae and Freddie Mac to adjust their practices and prices paid for mortgage loans, which is increasing the relative competitiveness of the MPF Program. If this situation continues, it should assist the FHLBank in increasing the number of active PFIs delivering mortgage loans into the MPF Program. The FHLBank did not purchase any out-of-district mortgage loans during 2006 or 2007. The FHLBank is considering the purchase of out-of-district mortgage loans from FHLBank of Chicago during 2008 if there is an improvement in the relative value of fixed rate mortgage loans to the FHLBank’s cost of funds.

Table 20 presents the FHLBank’s top five PFIs, the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2007 and 2006, and the percentage of those loans to total MPF loans outstanding on those dates:

Table 20

	MPF Loan Balance as of December 31, 2007	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2006	Percent of Total MPF Loans
La Salle National Bank, N.A.	$526,333	22.4%	$601,399	25.4%
TierOne Bank	504,498	21.5	495,211	20.9
Bank of the West[1]	423,917	18.1	476,467	20.1
Sunflower Bank, NA	58,406	2.5	64,233	2.7
Golden Belt Bank, FSA	38,990	1.7	38,520	1.6
TOTAL	$1,552,144	66.2%	$1,675,830	70.7%

[1]
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

The average yield on mortgage loans for the fiscal year was 5.19 percent during 2007 compared to 5.10 percent during 2006 and 4.99 percent during 2005. The average yield on mortgage loans increased each year due primarily to the increase in mortgage interest rates and a decrease in the net write-off of the amortization of premium as a result of the decline in mortgage loan prepayments and the increase in estimated average lives of existing mortgage loans because of increasing mortgage interest rates. The average yield on mortgage loans is expected to decrease in response to anticipated decreases in market interest rates on mortgage loans during 2008. See Table 50, Spread and Yield Analysis, and Table 51, Rate and Volume Analysis, under Item 7 for further information.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Table 21 presents the unpaid principal for conventional and government-insured mortgage loans as of December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

Table 21

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Conventional mortgage loans	$2,261,562	$2,307,079	$2,360,896	$2,380,202	$638,930
Government-insured mortgage loans	85,698	63,105	58,275	52,394	40,273
TOTAL OUTSTANDING MORTGAGE LOANS	$2,347,260	$2,370,184	$2,419,171	$2,432,596	$679,203

Table 22 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

Table 22

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Performing mortgage loans	$2,340,691	$2,365,122	$2,414,827	$2,431,225	$679,049
Non-performing mortgage loans	5,640	4,379	4,052	727	66
Mortgage loans 90 days or more past due and accruing	929	683	292	644	88
TOTAL OUTSTANDING MORTGAGE LOANS	$2,347,260	$2,370,184	$2,419,171	$2,432,596	$679,203

Information regarding the interest income shortfall on the non-performing loans during the periods ending December 31, 2007 and 2006 is included in Table 23 (in thousands):

Table 23

	12/31/2007	12/31/2006
Interest contractually due during the year on non-performing mortgage loans	$365	$328
Interest income received during the year on non-performing mortgage loans	317	264
SHORTFALL	$48	$64

MPF Allowance for Credit Losses on Mortgage Loans: At December 31, 2007, 2006, 2005, 2004 and 2003, the FHLBank had recorded an allowance for credit losses of $844,000, $854,000, $756,000, $424,000 and $129,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the statement of condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios. Management believes that policies and procedures are in place to effectively manage the credit risk on MPF mortgage loans.

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

Table 24 presents a roll forward analysis of the FLA for the periods ended December 31, 2007 and 2006 (in thousands):

Table 24

	Increase to FLA	Losses Incurred[1]	Total
Balance at December 31, 2005	$11,316	$(12)	$11,304
Increase to FLA	572	0	572
Losses incurred	0	(54)	(54)
Balance at December 31, 2006	11,888	(66)	11,822
Increase to FLA	586	0	586
Losses incurred	0	(228)	(228)
Balance at December 31, 2007	$12,474	$(294)	$12,180

[1]	There were de minimis reductions in CE fees paid for losses absorbed in the FLA during 2007 and 2006. Losses did not exceed the FLA balance at any time during 2007 or 2006.

Table 25 presents the allowance for mortgage loan losses as of December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

Table 25

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Balance, beginning of year	$854	$756	$424	$129	$52
Provision for (reversal of) mortgage loan losses	(25)	358	335	295	77
Charge-offs	15	(260)	(3)	0	(7)
Recoveries	0	0	0	0	7
Balance, end of year	$844	$854	$756	$424	$129

The ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2007, 2006, 2005, 2004 and 2003.

FHLBank Topeka’s mortgage loans held in portfolio are dispersed across all 50 states and the District of Columbia as of December 31, 2007, 2006, 2005 and 2004. Prior to 2004, the FHLBank’s mortgage loans held in portfolio were concentrated in the FHLBank’s four-state district. The largest concentration of loans is in the states of Kansas and Nebraska, which as a percent of total loans together represented 51 percent, 49 percent, 46 percent and 41 percent as of December 31, 2007, 2006, 2005 and 2004, respectively. For the years ended December 31, 2007, 2006, 2005, 2004 and 2003, no zip code represented more than 5 percent of total mortgage loans. The median size of a mortgage loan was approximately $65,000 at December 31, 2007, 2006, 2005 and 2004. Table 26 is a summary of the percentage geographic concentration by region as of December 31, 2007, 2006, 2005, 2004 and 2003:

Table 26

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Midwest[2]	41.7%	41.5%	40.3%	38.9%	58.3%
Northeast[3]	5.7	6.3	7.0	7.9	2.0
Southeast[4]	7.3	8.2	9.2	10.7	0.7
Southwest[5]	40.5	38.6	37.3	34.6	36.9
West[6]	4.8	5.4	6.2	7.9	2.1
TOTAL[1]	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Percentages are calculated based on the unpaid principal balance at the end of each year.
[2]	Midwest includes: IA, IL, IN, MI, MN, ND, NE, OH, SD and WI
[3]	Northeast includes: CT, DE, MA, ME, NH, NJ, NY, PA, RI and VT
[4]	Southeast includes: AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV
[5]	Southwest includes: AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT
[6]	West includes: AK, CA, HI, ID, MT, NV, OR, WA and WY

Table 27 provides the weighted average FICO® scores and weighted average LTV at origination for conventional mortgage loans outstanding at December 31, 2007, 2006, 2005, 2004 and 2003:

Table 27

	12/31/2007	12/31/2006	12/31/2005	12/31/2004	12/31/2003
Weighted average FICO® score[1] at origination	741.0	740.0	739.7	738.5	746.7
Weighted average LTV[2] at origination	72.4%	72.0%	71.5%	71.0%	70.4%

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

Investments – Investments decreased 4.7 percent from December 31, 2006 to December 31, 2007, while the FHLBank’s assets increased by 5.0 percent for the same period. Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The FHLBank’s level of investments at December 31, 2006, was somewhat distorted by a large member that had $2.0 billion in advance maturities at or near the end of the year. Because the member’s capital stock was still outstanding at December 31, 2006, the FHLBank leveraged this capital by investing in short-term money market investments. The member drew new advances and requested that its remaining excess capital stock be repurchased in early January 2007, which resulted in a reduction in total FHLBank investments at that time. The average yield on investments was 5.29 percent during 2007 compared to 5.13 percent during 2006 and 3.84 percent during 2005. Average yields on investments increased from 2005 to 2006 and 2006 to 2007 due primarily to rising interest rates, on average. The FMOC increased the target rate on overnight Federal funds from 1.00 percent to 5.25 percent over a two-year period beginning in June 2004 and ending in June 2006. The FOMC kept its target rate unchanged at 5.25 percent until it began reducing its target rate in September 2007. The target overnight Federal funds rate was 4.25 percent as of December 31, 2007. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio. Because the FMOC decreased its target rate by 100 basis points during 2007 and by 200 basis points thus far in 2008, the average rate earned on FHLBank investments is expected to decline significantly during 2008 (current target rate of 2.25 percent). Our expectation could change if the FMOC increases its Federal fund target rate or if capital market expectations change during 2008. See Table 50, Spread and Yield Analysis, and Table 51, Rate and Volume Analysis, under this Item 7 for further information on yield and balance fluctuations during 2006 and 2007.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $12.5 billion and $14.5 billon at December 31, 2007 and 2006, respectively. The decrease from 2006 to 2007 was primarily due to a decrease in Federal funds sold. As discussed previously in this section, the larger than usual Federal funds sold position on December 31, 2006 was the result of extra liquidity at the end of the year caused by a large member repaying $2.0 billion of its advances that matured on December 29, 2006. The FHLBank’s long-term investment portfolio, consisting of U.S. Treasury obligations, U.S. government agency and GSE securities, MBS and taxable state or local housing finance agency securities were $8.0 billion and $7.1 billion at December 31, 2007 and 2006, respectively. The U.S. agency and GSE securities provide attractive returns, serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s agency and GSE instruments are fixed rate bonds, some of which are swapped from fixed to variable rates. All swapped agency instruments are classified as trading securities. In the statements of income, the change in fair values of the trading securities flows through “net gain (loss) on trading securities” at the same time as the change in fair values on the derivatives flows through “net gain (loss) on derivatives and hedging activities.” Net interest payments on these swaps also flow through “net gain (loss) on derivatives and hedging activities” since the swaps do not qualify for hedge accounting treatment under SFAS 133 (i.e., these are non-SFAS 133 “economic” hedges; see Item 7 – “Financial Review – Derivatives” for further information).

The FHLBank’s RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to maximize the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. During 2007, the FHLBank added $0.8 billion in MBS to the trading portfolio to give the FHLBank additional flexibility. All of the MBS in the trading portfolio are adjustable rate U.S. Agency or GSE issues so as to minimize the volatility of price changes over time.

The FHLBank has reduced its participation in the market for taxable state HFA securities outside its four-state area, but remains a supporter of the state HFA market within the FHLBank’s Tenth District. State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, the FHLBank not only receives competitive returns but also provides necessary liquidity to traditionally underserved segments of the housing market. The FHLBank provides standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. For a predetermined fee, the FHLBank accepts an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed by the FHLBank expire after five years (no later than 2012), though some are renewable upon request of the HFA and at the option of the FHLBank. Total commitments for bond purchases under the SBPAs were $963 million and $724 million as of December 31, 2007 and 2006, respectively. The FHLBank was not required to purchase any bonds under these agreements during the periods ended December 31, 2007 or 2006. The HFA securities backed by FHLBank SBPAs have continued to perform well even in the face of failed auctions of auction rate notes and other similar instruments during early 2008. Despite the current capital market disruptions, the FHLBank plans to continue to support the state HFAs in its district by continuing to execute SBPAs where appropriate.

Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes. The FHLBank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. In recent years, the FHLBank held securities in the available-for-sale portfolio for asset/liability purposes. If fixed rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. If variable rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as available-for-sale securities, resulting in the changes in fair value of both the derivatives hedging the securities and the available-for-sale securities being recorded in other comprehensive income. Securities acquired to hedge against duration risk, which were likely to be sold when the duration risk was no longer present, were also classified as available-for-sale securities. See Notes 4 through 6 in the “Notes to Financial Statements” included in Item 8 to this report for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of December 31, 2007, 2006 and 2005 are summarized by security type in Tables 28 through 30 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 28

December 31, 2007
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest bearing deposits:
CDs	$6,122,007	$6,122,007	$0	$0	$0
Swap cash collateral	30,840	30,840	0	0	0
MPF deposits	10	10	0	0	0
Total interest bearing deposits	6,152,857	6,152,857	0	0	0

Federal funds sold	5,150,000	5,150,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	213,046	0	0	213,046	0
Fannie Mae obligations[1]	110,457	0	53,515	56,942	0
Freddie Mac obligations[1]	520,252	99,781	318,461	102,010	0
Mortgage-backed securities:
Fannie Mae obligations[1]	477,692	0	0	0	477,692
Freddie Mac obligations[1]	330,044	0	0	0	330,044
Ginnie Mae Obligations[2]	2,552	0	0	0	2,552
Total trading securities	1,654,043	99,781	371,976	371,998	810,288

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,143,067	1,143,067	0	0	0
State or local housing agencies	191,170	0	10,305	2,600	178,265
Mortgage-backed securities:
Fannie Mae obligations[1]	1,579,409	0	0	0	1,579,409
Freddie Mac obligations[1]	1,638,400	0	0	19,150	1,619,250
Ginnie Mae obligations[2]	44,033	0	0	1,268	42,765
Other – non-government	2,993,312	0	0	15,386	2,977,926
Total held-to-maturity securities	7,589,391	1,143,067	10,305	38,404	6,397,615

TOTAL	$20,546,291	$12,545,705	$382,281	$410,402	$7,207,903

[1]
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 29

December 31, 2006
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest bearing deposits:
CDs	$3,985,000	$3,985,000	$0	$0	$0
Bank notes	275,000	275,000	0	0	0
Swap cash collateral	67,430	67,430	0	0	0
MPF deposits	29	29	0	0	0
Total interest bearing deposits	4,327,459	4,327,459	0	0	0

Federal funds sold	8,054,500	8,054,500	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	620	620	0	0	0
FHLBank obligations	15,052	15,052	0	0	0
Fannie Mae obligations[1]	181,611	75,218	52,063	54,330	0
Freddie Mac obligations[1]	503,406	0	302,781	200,625	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	3,436	0	0	0	3,436
Total trading securities	704,125	90,890	354,844	254,955	3,436

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,668	49,143	52,525	0	0
Total available-for-sale securities	101,668	49,143	52,525	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,774,449	1,774,449	0	0	0
State or local housing agencies	238,873	0	10,000	600	228,273
Fannie Mae obligations[1]	100,008	100,008	0	0	0
Freddie Mac obligations[1]	99,940	99,940	0	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	1,145,425	0	536	2,395	1,142,494
Freddie Mac obligations[1]	1,379,899	0	0	3,664	1,376,235
Ginnie Mae obligations[2]	17,118	0	275	2,093	14,750
Other – non-government	3,621,671	0	0	0	3,621,671
Total held-to-maturity securities	8,377,383	1,974,397	10,811	8,752	6,383,423

TOTAL	$21,565,135	$14,496,389	$418,180	$263,707	$6,386,859

[1]	Fannie Mae, Freddie Mac and Federal Farm Credit Bank are GSEs. GSE securities are not guaranteed by the U.S. government.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.

Table 30

December 31, 2005
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest bearing deposits:
CDs	$4,131,998	$4,131,998	$0	$0	$0
Bank notes	175,000	175,000	0	0	0
Swap cash collateral	91,700	91,700	0	0	0
MPF deposits	25	25	0	0	0
Total interest bearing deposits	4,398,723	4,398,723	0	0	0

Federal funds sold	4,504,500	4,504,500	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	1,836	0	1,836	0	0
FHLBank obligations	15,284	0	15,284	0	0
Fannie Mae obligations[1]	183,851	0	76,647	107,204	0
Freddie Mac obligations[1]	508,274	0	97,774	410,500	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	4,745	0	0	0	4,745
Total trading securities	713,990	0	191,541	517,704	4,745

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	102,689	0	102,689	0	0
Total available-for-sale securities	102,689	0	102,689	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	829,614	829,614	0	0	0
State or local housing agencies	308,520	0	10,355	6,045	292,120
Fannie Mae obligations[1]	150,064	49,862	100,202	0	0
Freddie Mac obligations[1]	99,656	0	99,656	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	847,488	0	1,002	3,097	843,389
Freddie Mac obligations[1]	891,590	0	0	4,911	886,679
Ginnie Mae obligations[2]	22,767	0	504	2,475	19,788
Other – non-government	4,290,310	0	0	0	4,290,310
Total held-to-maturity securities	7,440,009	879,476	211,719	16,528	6,332,286

TOTAL	$17,159,911	$9,782,699	$505,949	$534,232	$6,337,031

[1]	Fannie Mae, Freddie Mac and Federal Farm Credit Bank are GSEs. GSE securities are not guaranteed by the U.S. government.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.

Table 31 presents the FHLBank’s MBS investment portfolio by categories of securities as of December 31, 2007, 2006 and 2005 (in thousands):

Table 31

	12/31/2007		12/31/2006		12/31/2005
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. agency residential MBS	$4,072,130	57.6%	$2,545,878	41.3%	$1,766,590	29.2%
Private issue residential MBS	2,944,090	41.7	3,570,314	57.9	4,223,620	69.7
Private issue commercial MBS	40,521	0.6	40,538	0.7	40,555	0.7
Home equity loans	7,734	0.1	9,335	0.1	23,963	0.4
Manufactured housing	967	0.0	1,484	0.0	2,172	0.0
TOTAL	$7,065,442	100.0%	$6,167,549	100.0%	$6,056,900	100.0%

Table 32 presents a summary of the FHLBank’s private issue residential MBS/CMO investments as of December 31, 2007 by general collateral types supporting the securities and the year that each was originally securitized (in thousands):

Table 32

Carrying Value by Year of Original Securitization
Collateral Type	Carrying Value	2007	2006	2005	2004	2003 & prior
Whole Loan Fixed	$2,188,581	$0	$131,604	$681,335	$417,449	$958,193
Whole Loan Alt-A	435,180	0	0	83,261	85,901	266,018
Whole Loan Arm	311,361	0	0	25,814	178,282	107,265
VA Guaranteed	8,968	0	0	0	8,968	0
TOTAL	$2,944,090	$0	$131,604	$790,410	$690,600	$1,331,476

None of the FHLBank’s private issue MBS/CMO investments in Table 32 were considered sub-prime by the issuer. The FHLBank generally purchases private issuer MBS/CMO investments with weighted average FICO scores of 700 or above and weighted average loan-to-values of 75 percent or lower. Interest-only loans included in the carrying value of the above private issue residential MBS/CMO investments were $307,670,000 (10.3 percent of total) and had weighted average credit support of 11.4 percent as of December 31, 2007. The weighted average credit support for the whole loan Alt-A securities in Table 32 was 9.4 percent as of December 31, 2007.

Yield Characteristics: Table 33 presents the yield characteristics of the FHLBank’s non-MBS investments, classified as held-to-maturity securities and trading securities, as of December 31, 2007:

Table 33

	12/31/2007
	Held-to-maturity Securities	Trading Securities
Due in one year or less	5.01%	3.87%
Due after one year through five years	7.14	5.68
Due after five years through 10 years	6.55	5.17
Due after 10 years	4.24	-

Table 34 presents the yield characteristics of the FHLBank’s MBS investments, classified as held-to-maturity securities and trading securities, as of December 31, 2007:

Table 34

	12/31/2007
	Held-to-maturity Securities	Trading Securities
Due in one year or less	-%	-%
Due after one year through five years	-	-
Due after five years through 10 years	4.28	-
Due after 10 years	5.02	5.80

Table 35 presents securities held by the FHLBank from issuers, excluding U.S. government agencies, with book values greater than ten percent of FHLBank capital as of December 31, 2007 (in thousands):

Table 35

12/31/2007
Name of Issuer	Total Book Value	Total Fair Value
Citicorp Mortgage Securities Inc.	$401,494	$400,022
Structured Asset Securities Corp.	250,023	240,861
Countrywide Home Loans	241,349	235,432
TOTAL	$892,866	$876,315

Note: None of the issuers of these securities are FHLBank Topeka members or subsidiaries of FHLBank Topeka members.

Securities Ratings: Table 36 presents the percentage of FHLBank investments classified as held-to-maturity, available-for-sale or trading securities by rating as of December 31, 2007 and 2006:

Table 36

Investment Rating	12/31/2007	12/31/2006
Long-term rating:
AAA	87.0%	80.0%
AA	0.6	0.7
Short-term rating:
A-1 or higher/P-1	12.4	19.3
TOTAL	100.0%	100.0%

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest bearing products. The annualized average rate paid on all interest-bearing deposits was 4.93 percent, 4.83 percent, and 3.06 percent and for 2007, 2006 and 2005, respectively. The average rate paid on deposits increased in tandem with rising short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The majority of the deposits are in overnight or demand accounts that re-price daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Total deposits were $1.4 billion and $1.1 billion at December 31, 2007 and 2006, respectively. Declines in the level of FHLBank deposits could occur during 2008 if demand for loans at member institutions increases or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any reduction in deposits with similarly priced borrowings.

At December 31, 2007 and 2006, time deposits in denominations of $100,000 or more totaled $1,250,000 and $1,050,000, respectively. Table 37 presents the maturities for these time deposits by remaining maturity as of December 31, 2007 and 2006 respectively (in thousands):

Table 37

	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
Time certificates of deposit (by remaining maturity at December 31, 2007)	$1,250	$0	$0	$1,250
Time certificates of deposit (by remaining maturity at December 31, 2006)	0	1,050	0	1,050

Table 38 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits for 2007, 2006 and 2005 (in thousands). Deposit types are included if the 10 percent threshold is met in any year.

Table 38

	12/31/2007		12/31/2006		12/31/2005
	Amount	Rate	Amount	Rate	Amount	Rate
Member demand deposits	$97,773	4.72%	$104,914	4.60%	$121,816	2.74%
Member overnight deposits	842,415	4.94	669,875	4.87	671,994	3.10

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

The period-end balances for December 31, 2007, 2006 and 2005 include fair value adjustments [(debit) credit adjustment] related to SFAS 133 of ($14.7) million, ($370.2) million, and ($521.5) million, respectively. The average annualized effective rate paid on consolidated obligations was 5.08 percent during 2007, 4.91 percent during 2006 and 3.44 percent during 2005. The average effective rate paid on consolidated obligations increased in response to increasing average market interest rates and increased volume in issuances of long-term fixed rate debt. While the FOMC’s target rate for overnight Federal funds and U.S. Treasury rates declined in the second half of 2007, LIBOR rates did not decline as quickly because of the capital market liquidity crisis caused by the uncertainty in the sub-prime and Alt-A mortgage markets. This uncertainty had a negative impact on foreign markets as well as U.S. markets. Several major money center banks announced significant losses due to the decline in the market values of their mortgage-related portfolios. Consequently, LIBOR was higher than anticipated and the FHLBank’s cost of funds was higher since a significant portion of our funding is LIBOR-based (i.e., swapped callable consolidated obligations). Also, during the period from 2005 through 2007, the FHLBank increased the optionality in the liability portfolios used to fund assets with prepayment characteristics and the increased optionality resulted in higher funding costs. As the FHLBank continues to increase the optionality of its liabilities funding the MBS/CMO and mortgage loan portfolios, management anticipates that interest spreads may decline in 2008 from the relatively high levels of 2006 and 2007. However, as interest rates decreased significantly during the first two months of 2008, the FHLBank has been able to call a portion of its liabilities with optionality and replace them with lower costing liabilities. This should reduce somewhat the cost of increasing the optionality in the FHLBank’s liabilities during 2008. See Table 50, Spread and Yield Analysis, and Table 51, Rate and Volume Analysis, under Item 7 – “Financial Review – Results of Operations” for further information.

Borrowings with original maturities of one year or less are classified as short-term. Table 39 summarizes short-term borrowings for the years ended December 31, 2007, 2006 and 2005 (in thousands):

Table 39

	12/31/2007	12/31/2006	12/31/2005
Discount Notes:
Outstanding at end of the period	$19,896,098	$16,736,007	$13,434,760
Weighted average rate at end of the period	4.21%	5.07%	3.95%
Daily average outstanding for the period	$15,688,491	$13,539,010	$13,590,452
Weighted average rate for the period	5.00%	4.95%	3.19%
Highest outstanding at any month-end	$20,803,399	$16,736,007	$15,261,253

Derivatives – The FHLBank recorded derivative assets of $137.3 million and $66.6 million and derivative liabilities of $139.3 million and $203.6 million at December 31, 2007 and 2006, respectively. All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest and included on the statements of condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates fluctuate.

The FHLBank uses derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., non-SFAS 133 economic hedge). Non-SFAS 133 hedges (economic hedges) are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under the rules of SFAS 133, but are acceptable hedging strategies under the FHLBank’s RMP. To meet the hedging needs of its members, the FHLBank enters into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive SFAS 133 hedge accounting and are separately marked-to-market through earnings (classified as economic hedges). The notional amounts and estimated fair values (including accrued interest) by type of derivative held as of December 31, 2007 and 2006 are included in Table 40 (amounts in thousands):

Table 40

	12/31/2007		12/31/2006
	Notional	Fair Value	Notional	Fair Value
Fair value hedges	$31,724,073	$1,327	$32,006,898	$(137,261)
Economic derivatives	4,928,171	(3,397)	4,068,764	305
TOTAL	$36,652,244	$(2,070)	$36,075,662	$(136,956)

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. Table 41 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for preferable hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for preferable hedge accounting treatment. Amounts at December 31, 2007 and 2006 are as follows (in thousands):

Table 41

	12/31/2007		12/31/2006
	Notional	Fair Value	Notional	Fair Value
Advances:
Fair value	$8,929,677	$(200,918)	$8,262,752	$21,257

Investments:
Economic	4,283,614	1,900	2,359,018	5,961

Mortgage loans:
Stand-alone delivery commitments	21,007	57	14,006	(31)

Consolidated obligation discount notes:
Economic	0	0	1,000,000	94

Consolidated obligation bonds:
Fair value	22,794,396	68,896	23,744,146	(289,599)
Economic	450,000	346	450,000	815
Subtotal	23,244,396	69,242	24,194,146	(288,784)

Intermediary:
Economic	173,550	104	245,740	197

TOTAL	$36,652,244	$(129,615)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest		$(129,615)		$(261,306)
Accrued interest		127,545		124,350
NET DERIVATIVE FAIR VALUE		$(2,070)		$(136,956)

Net derivative assets balance		$137,251		$66,623
Net derivative liabilities balance		(139,321)		(203,579)
NET DERIVATIVE FAIR VALUE		$(2,070)		$(136,956)

Capital – Total capital consists of capital stock, accumulated other comprehensive income and retained earnings. Capital increased by 5.7 percent from December 31, 2006 to December 31, 2007. The majority of the increase in capital stock during 2007 was a result of advance growth. Note that under the FHLBank’s capital plan, members must purchase additional activity-based stock as their advances increase. As member advance activity and mortgage loan sales through the MPF Program increase, stock held by members to support these activities will likewise increase. From the end of 2006 to the end of 2007, capital stock also grew because of the fact that the FHLBank pays its quarterly dividends in the form of Class B Common Stock. Note, however, that as reflected in Table 43, the amount of excess stock held by members decreased from $489 million as of December 31, 2006 to $404 million as of December 31, 2007, which indicates that members either utilized the stock dividends to support activity or requested that the FHLBank redeem the stock dividends as excess stock. FHLBank management believes that under the current capital plan, capital stock growth should increase along with any advance and mortgage loan growth in future periods.

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

The FHLBank’s capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock by the FHLBank prior to the end of the redemption period is entirely at the discretion of the FHLBank (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at FHLBank discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although the FHLBank can, at its discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as the FHLBank will remain in compliance with its regulatory capital requirements after such repurchase. Ownership of the FHLBank’s capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 42 as of December 31, 2007, 2006, 2005, 2004 and 2003 (in thousands):

Table 42

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Other[1]	Total
December 31, 2007	$824,534	$641,915	$259,266	$365,472	$0	$2,091,187
December 31, 2006	759,982	655,421	359,070	232,519	0	2,006,992
December 31, 2005	754,574	645,577	208,697	179,493	0	1,788,341
December 31, 2004	659,869	822,509	169,481	153,210	0	1,805,069
December 31, 2003	614,779	881,703	98,603	141,238	3,629	1,739,952

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

Following are highlights from the FHLBank’s capital plan:
▪	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
▪	Both classes have $100 par value and both are defined as common stock;
▪
Class A Common Stock is required for membership. The initial membership requirement is 0.2 percent of total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 10,000 shares ($1,000,000). The membership, or asset-based, stock requirement, is recalculated once a year except in the case of mergers. Class A Common Stock, up to a member’s asset-based stock requirement, is used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member;

▪
To the extent that a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with the FHLBank. The activity-based requirements listed below are the current requirements, but are subject to change by the FHLBank’s Board of Directors within ranges specified in the capital plan. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction as follows:

•	Advances – 5.0 percent of outstanding advances (range = 4.0 to 6.0 percent);
•	Letters of credit – 0.0 percent of outstanding letters of credit (range = 0.0 to 1.0 percent);
•
Acquired Member Assets – 2.0 percent of the principal amount of member’s MPF loans held by the FHLBank (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

•	Derivatives (swaps, caps, floors and equity options) – 0.0 percent of the total notional amount (range = 0.0 to 2.0 percent);
▪
Excess stock is calculated periodically. The FHLBank may exchange excess Class B Common Stock for Class A Common Stock, but only if the FHLBank remains in compliance with its regulatory capital requirements after the exchange;

▪
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

▪
As a member increases its activities with the FHLBank above the amount of activity supported by its asset-based requirement, excess Class A Common Stock is first exchanged for Class B Common Stock to meet the activity requirement prior to the purchase of additional Class B Common Stock;

▪
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

▪
Class A and Class B Common Stock share in dividends equally up to the dividend parity threshold, then the dividend rate for Class B Common Stock can exceed the rate for Class A Common Stock, but the Class A Common Stock dividend rate can never exceed the Class B Common Stock dividend rate;

▪
Members were notified of the initial reference interest rate and spread that defines the dividend parity threshold prior to implementation of the plan (average three-month LIBOR for a dividend period plus 50 basis points) and will be notified at least 90 days prior to any change thereof (note that the current dividend parity threshold of the average effective overnight Federal funds rate for a dividend period minus 100 basis points was established by the Board of Directors on September 27, 2007);

▪	A member may submit a redemption request to the FHLBank for any or all of its excess Class A and/or Class B Common Stock;
▪
Within five business days of receipt of a redemption request for excess Class A Common Stock, the FHLBank must notify the member if it declines to repurchase the excess Class A Common Stock, at which time the six-month waiting period will apply. Otherwise, the FHLBank will repurchase any excess Class A Common Stock within five business days;

▪
Within five business days of receipt of a redemption request for excess Class B Common Stock, the FHLBank must notify the member if it declines to repurchase the excess Class B Common Stock, at which time the five-year waiting period will apply. Otherwise, the FHLBank will repurchase any excess Class B Common Stock within five business days;

▪
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

▪	Each required share of Class A and Class B Common Stock is entitled to one vote up to the statutorily imposed voting caps.

The FHLBank’s activity-based requirements are consistent with its cooperative structure: members’ stock ownership requirements generally increase as their activities with the FHLBank increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based requirement and the member is required to purchase Class B Common Stock, the required purchase of Class B Common Stock may deter the members from entering into additional activity with the FHLBank. Factors that affect members’ willingness to enter into activity with the FHLBank and purchase additionally required activity-based stock include, but are not limited to, the FHLBank’s dividend rates, the risk-based capital weighting of FHLBank capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), FHLBank management believes that its activity-based stock purchase requirement for advances has not significantly reduced advance activity with its members, although that may not hold true in the future. Given the competitiveness of the mortgage loan market and the fact that member balance sheets do not increase as mortgages are sold into the secondary market or sold into the MPF Program, it is possible that the FHLBank’s activity-based requirement for AMA might have a significant bearing on a member’s willingness to sell mortgage loans to the FHLBank under its MPF Program. This is one of the reasons that the initial activity-based stock purchase requirement for AMA was set at the lower end of the FHLBank’s permissible range under the capital plan (range = 0.0 to 6.0 percent of the current outstanding balance of AMA originated by or through the member and acquired by the FHLBank). Since the implementation of the FHLBank’s capital plan as of the close of business on September 30, 2004, FHLBank management does not believe that its activity-based stock purchase requirement for AMA assets has had any significant negative influence on members’ willingness to participate in the MPF Program and sell the FHLBank mortgage loans under the MPF Program, although this may not hold true in the future. Table 43 provides a summary of member capital requirements under the FHLBank’s current capital plan as of December 31, 2007 and 2006 (in thousands):

Table 43

Requirement	12/31/2007	12/31/2006

Asset-based (Class A only)	$307,041	$306,318
Activity-based (additional Class B) [1]	1,416,752	1,257,828
Total Required Stock	1,723,793	1,564,146
Excess Stock (Class A and B)	403,541	489,078
Total Stock[2]	$2,127,334	$2,053,224

Activity-based Requirements:
Advances [3]	$1,589,462	$1,422,890
AMA assets (MPF mortgage loans) [4]	39,790	39,218
Total Activity-based Requirement	1,629,252	1,462,108
Asset-based Requirement (Class A stock) not supporting member activity [1]	94,541	102,038
Total Required Stock[2]	$1,723,793	$1,564,146

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
[2]	Includes mandatorily redeemable capital stock.
[3]	Advances to housing associates have no activity-based requirements since housing associates cannot own FHLBank stock.
[4]	Out-of-district AMA mortgage loan participations purchased through other FHLBanks do not have activity-based stock requirements since these assets are not purchased from members of FHLBank Topeka.

The FHLBank is subject to three capital requirements under provisions of the GLB Act, the Finance Board’s capital structure regulation and the FHLBank’s current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, the FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Board. Only permanent capital, defined as retained earnings and Class B stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Board, in its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. The FHLBank is required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements at December 31, 2007 and 2006 as demonstrated in Table 44 (in thousands):

Table 44

	12/31/2007		12/31/2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$665,889	$1,694,013	$466,642	$1,647,068
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,215,689	$2,333,941	$2,109,559	$2,224,979
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,769,611	$3,180,948	$2,636,948	$3,048,513

As described in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks is required to pay a portion of its earnings to REFCorp. The GLB Act requires quarterly payments of 20 percent of net earnings after AHP for each FHLBank. Beginning in 2000, the 12 FHLBanks started expensing these amounts through their statements of income and will continue to do so until the aggregate amount actually paid by all 12 FHLBanks since 2000 is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of the 12 FHLBanks to REFCorp will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, will select the appropriate discounting factors to be used in each annuity calculation. The cumulative amount to be paid to REFCorp by the FHLBank cannot be determined at this time because of the interrelationships of all future FHLBanks’ earnings and other ratios included in the formula. The 12 FHLBanks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCorp obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The FHLBanks’ aggregate payments through 2007 have satisfied $24.2 million of the $75.0 million scheduled payment due on October 15, 2013 and all scheduled payments thereafter. This date assumes that all $75.0 million quarterly payments required after December 31, 2007 will be made as scheduled. The FHLBank expensed $37.5 million, $34.0 million and $33.9 million in periods ended December 31, 2007, 2006 and 2005, respectively, for REFCorp interest assessments through its statements of income.

Capital Distributions – Dividends may be paid in cash or capital stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 6.00 percent and 5.72 percent for the years ended December 31, 2007 and 2006, respectively.

Within its capital plan, the FHLBank has the ability to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. As defined in the capital plan, the dividend parity threshold means a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal before a higher rate can be paid on Class B Common Stock. The dividend parity threshold is a percentage per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of the FHLBank’s assets or liabilities (average yield on advances, average cost of consolidated obligations, etc.), as determined by the Board of Directors from time to time. Class A stockholders and Class B stockholders share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for Class B stockholders can exceed the rate for Class A stockholders, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. In essence, the dividend parity threshold: (1) serves as a soft floor to Class A stockholders since the FHLBank must pay Class A stockholders the dividend parity threshold rate before paying a higher rate to Class B stockholders; (2) indicates a potential dividend rate to Class A stockholders so that they can make decisions as to whether or not to hold excess Class A Common Stock; and (3) provides the Board of Directors with a tool to manage the amount of excess stock through higher or lower dividend rates by varying the desirability of holding excess shares of Class A Common Stock (i.e., the lower the dividend rate on Class A Common Stock, the less desirable it is to hold excess Class A Common Stock).

In December 2005, the Board of Directors set the dividend parity threshold to be equal to the average of three-month LIBOR for a dividend period minus 100 basis points. This dividend parity threshold was effective for dividends paid during 2006 and the first three quarters of 2007. In September 2007, the Board of Directors changed the dividend parity threshold to be equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points. This dividend parity threshold was effective for dividends paid during the fourth quarter of 2007 and will continue to be effective until such time as it may be changed by the FHLBank’s Board of Directors. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 45 and 46 present the dividend rates per annum paid on capital stock under the FHLBank’s capital plan during 2007 and 2006:

Table 45

Applicable Rate per Annum	12/31/2007	09/30/2007	06/30/2007	03/31/2007
Class A Common Stock	4.00%	4.55%	4.45%	4.45%
Class B Common Stock	6.25	6.70	6.50	6.50
Weighted Average [1]	5.78	6.19	6.00	6.03

Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.49%
Average three-month LIBOR [2]		5.44%	5.36%	5.36%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL	3.49%	4.44%	4.36%	4.36%

Table 46

Applicable Rate per Annum	12/31/2006	09/30/2006	06/30/2006	03/31/2006
Class A Common Stock	4.45%	4.45%	4.25%	3.85%
Class B Common Stock	6.50	6.25	6.05	5.60
Weighted Average [1]	6.04	5.87	5.66	5.22

Dividend Parity Threshold:
Average three-month LIBOR [2]	5.37%	5.43%	5.21%	4.76%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL	4.37%	4.43%	4.21%	3.76%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.
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

Table 47 presents dividends paid by type for the periods ending December 31, 2007 and 2006 (in thousands):

Table 47

	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
12/31/2007[1],2	$373	$114,647	$115,020
12/31/2006[1],2	354	101,189	101,543

[1]	The cash dividends listed represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
[2]	In this table, the dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends in accordance with SFAS 150.

The FHLBank expects to continue paying dividends primarily in capital stock in 2008, but this may change depending on any future impact of the Finance Board rule on excess stock that was effective January 29, 2007. The FHLBank believes that dividends paid in the form of capital stock are advantageous to members because FHLBank capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with the FHLBank or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”). If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

Capital Adequacy – As reflected in Table 44 and discussed below, the FHLBank was in compliance with its minimum regulatory capital requirements at December 31, 2007. The FHLBank established within its RMP an internal minimum total capital-to-asset ratio requirement of 4.08 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal FHLBank capital ratios include as capital mandatorily redeemable capital stock, which is otherwise treated as a liability by the FHLBank in accordance with SFAS 150.

At December 31, 2007, 91.1 percent of the FHLBank’s capital was capital stock, and 8.9 percent was retained earnings and accumulated other comprehensive income. At December 31, 2006, 92.4 percent of the FHLBank’s capital was capital stock, and 7.6 percent was retained earnings and accumulated other comprehensive income. As of December 31, 2007, the FHLBank’s total GAAP capital was 4.14 percent of total assets and its total regulatory capital was 4.21 percent of total assets, including $36,147,000 of mandatorily redeemable capital stock. Excluding the $36,147,000 of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.15 percent. For regulatory purposes, the Finance Board considers capital stock subject to member redemption requests (mandatorily redeemable capital stock) as capital, even though it is considered a liability for GAAP purposes under SFAS 150. As of December 31, 2006, the FHLBank’s total GAAP capital was 4.12 percent of total assets and its total regulatory capital was 4.22 percent of total assets, including $46,232,000 of mandatorily redeemable capital stock. Excluding the $46,232,000 of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.13 percent. The FHLBank expects to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than its risk management policy minimum of 4.08 percent. However, the FHLBank’s GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP.

Liquidity – To meet its mission of serving as an economical short-term and long-term funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by management and the Board of Directors (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative (mandatory stock repurchases). At December 31, 2007, the FHLBank had pending stock redemption requests of $36.1 million, of which $280,000 of Class A Common Stock and $125,000 of Class B Common Stock was repurchased on January 2, 2008. At December 31, 2006, the FHLBank had pending stock redemption requests of $46.2 million, of which $642,000 of Class B Common Stock was repurchased on January 2, 2007 and $16,000 of Class A Common Stock was repurchased on January 3, 2007. The remainder of the pending stock redemption requests for both years was for capital stock supporting the outstanding advance and AMA balances of former members.

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

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, maturing consolidated obligations and interest expense. The FHLBanks’ ability to meet the liquidity needs of their members and housing associates was tested in the last half of 2007 as a result of the disruptions in the capital markets related to the sub-prime crisis. A significant increase in demand for advances occurred in the second half of the year at the FHLBanks as total advances for the 12 FHLBanks increased from $640.0 billion at June 30, 2007 to $875.1 billion at December 31, 2007, a 37 percent increase. This increase was caused by the capital market dislocation, which resulted in some funding sources normally available to the FHLBanks’ members nearly disappearing due to the problems in the sub-prime and Alt-A mortgage markets and the asset-backed commercial paper market. As these funding sources began to dry up, the demand for advances, primarily short-term advances, increased. The FHLBanks were able to meet the funding needs of their members, primarily through issuance of consolidated discount notes, which increased from $163.5 billion at June 30, 2007 to $376.3 billion at December 31, 2007.

While the FHLBank Topeka’s advances did not increase as much as the FHLBank system as a whole (from $28.5 billion at June 30, 2007 to $32.1 billion at December 31, 2007, a 13 percent increase), the increased issuance of consolidated discount notes to fund the FHLBank’s advance increase was being transacted in the same market as the other 11 FHLBanks since we issue all debt jointly. The ability of the 12 FHLBanks to fund such a dramatic increase in advances without stressing its funding sources in the form of consolidated obligations demonstrates the ability of the FHLBanks to meet the funding needs of their members even in times of undue capital market stress.

Cash and short-term investments, including commercial paper, totaled $12.4 billion and $14.2 billion as of December 31, 2007 and 2006, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of U.S. Treasury and GSE debentures that can be pledged as collateral for financing in the repurchase agreement market. U.S. Treasury and GSE investments totaled $0.8 billion and $1.0 billion in par value at December 31, 2007 and 2006, respectively. In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.08 percent (24.5:1 asset to capital leverage), the FHLBank manages capital in such a way as to keep its total regulatory capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one-half its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Contractual Obligations– Table 48 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2007 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 48

	1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years	Total
Consolidated obligation bonds	$6,498,100	$7,520,184	$5,087,620	$12,127,827	$31,233,731
Capital lease obligations	6,294	11,725	10,575	0	28,594
Operating leases	84	169	6	0	259
Standby letters of credit	2,491,339	44,567	7,359	0	2,543,265
Standby credit facility commitments	2,000,000	0	0	0	2,000,000
Standby bond purchase agreements	110,329	390,605	461,932	0	962,866
Commitments to fund mortgage loans	21,007	0	0	0	21,007
Expected future pension benefit payments	245	545	618	4,412	5,820
Mandatorily redeemable capital stock	2,593	21,550	4,329	7,675	36,147
TOTAL	$11,129,991	$7,989,345	$5,572,439	$12,139,914	$36,831,689

Results of Operations – The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings.

Years Ended December 31, 2007, December 31, 2006 and December 31, 2005
The FHLBank’s net income increased 0.2 percent from 2005 to 2006 and 10.2 percent from 2006 to 2007. These increases are primarily attributable to the increase in average short-term interest rates, although 2005 net income was increased by $43.4 million of prepayment fees, which was only partially offset by $19.8 million net realized loss on retirement of debt. These 2005 amounts included $40.2 million of prepayment fees and $21.0 million net realized losses on retirement of debt related to advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005. The FHLBank retired additional consolidated obligations during 2006 related to the 2005 advance prepayments by Commercial Federal Bank, FSB, which resulted in losses on retirement of debt of $4.7 million in 2006.

Net interest spreads that negatively affected NII in low rate environments have shown improvement during 2006 and 2007 because of the slowing in prepayments in the FHLBank’s MBS and mortgage loan portfolios over that two-year period. Net interest spreads held relatively constant (along with interest rates) during 2006 and the first half of 2007, but were volatile in the last half of 2007 as the capital markets came under stress. NII before mortgage loan loss provision decreased by 4.5 percent in 2006 when compared to 2005 and increased by 7.7 percent between 2006 and 2007. Note, however, that 2005 NII included $40.2 million of prepayment fees on advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West. The increase in NII during 2007 is due primarily to the increase in average short-term interest rates which did not begin to decline until September 2007. See Table 50, Spread and Yield Analysis, and Table 51, Rate and Volume Analysis, under this Item 7 for further information.

Much of the volatility in net income from 2005 to 2007 was attributable to: (1) the effect of interest rate movements on income received from interest earning assets, adjusted for gains (losses) on derivatives; (2) $40.2 million of prepayment fees and $21.0 million net realized losses on retirement of debt recorded during 2005 related to advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005; and (3) losses on retirement of debt of $4.7 million recorded in 2006 related to the 2005 advance prepayments by Commercial Federal Bank, FSB. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Gain (Loss) on Derivative and Hedging Activities” for a discussion of impact of derivatives by year. ROE for 2005 was 6.95 percent which declined to 6.86 percent in 2006 and then increased to 6.91 percent in 2007. The increase in ROE for 2007 is primarily attributable to the increase in short-term interest rates, and the increased volume and yield on average assets (See Table 50, Spread and Yield Analysis, and Table 51, Rate and Volume Analysis, for additional information). The decrease in the FHLBank’s 2006 ROE is attributable to: (1) the prepayment fees ($40.2 million) and net realized loss on retirement of debt ($21.0 million) related to the advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West that were included in 2005, but not 2006; (2) losses on retirement of debt of $4.7 million in 2006 that were applicable to debt funding advances to Commercial Federal Bank, FSB, that were prepaid during 2005; and (3) tightening of the net interest spreads on advances and investments compared to the sources of funding (See Table 50, Spread and Yield Analysis, and Table 51, Rate and Volume Analysis, under this Item 7 for further information on the impact of interest rates).

Earnings Analysis – Table 49 presents changes in the major components of the FHLBank’s earnings for the past three years (in thousands):

Table 49

	Increase (Decrease) In Earnings Components
	Dollar Change		Percent Change
	2007 vs. 2006	2006 vs. 2005	2007 vs. 2006	2006 vs. 2005
Total interest income	$294,802	$728,087	12.0%	42.2%
Total interest expense	278,214	738,189	12.4	49.2
Net interest income before mortgage loan loss provision	16,588	(10,102)	7.7	(4.5)
Provision for (reversal of) credit losses on mortgage loans	(383)	23	(107.0)	6.9
Net interest income after mortgage loan loss provision	16,971	(10,125)	7.9	(4.5)
Net gain (loss) on trading securities	25,763	16,075	347.4	68.4
Net gain (loss) on derivatives and hedging activities	(21,683)	(17,076)	(187.9)	(59.7)
Other non-interest income	1,770	15,462	716.6	101.6
Total non-interest income	5,850	14,461	133.9	143.3
Operating expenses	3,217	3,709	11.3	15.0
Other non-interest expense	826	50	17.4	1.1
Total other expense	4,043	3,759	12.2	12.8
AHP assessments	1,475	280	9.6	1.9
REFCorp assessments	3,459	61	10.2	0.2
Total assessments	4,934	341	10.0	0.7
NET INCOME	$13,844	$236	10.2%	0.2%

Net Interest Income – Net interest income increased 7.7 percent from 2006 to 2007 (see Table 49). This increase is primarily attributable to a combination of the overall increase in the FHLBank’s average balances (interest-earning assets over interest-bearing liabilities) and the increase in the average short-term interest rates. Net interest income decreased 4.5 percent from 2005 to 2006 largely because of: (1) the prepayment fees of $40.2 million related to the advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West that were included in 2005 NII, but not 2006 NII; and (2) increasing pressure on the realized spread between interest-earning assets and interest-costing liabilities. The FHLBank’s net interest margin was 0.44 percent, 0.45 percent and 0.49 percent for 2007, 2006 and 2005, respectively. A portion of the 2005 margin was attributable to $40.2 million of prepayment fees related to the advances prepaid by Commercial Federal Bank, FSB in connection with its merger with Bank of the West on December 2, 2005. Total prepayment fees received were $0.6 million, $1.1 million and $43.4 million during 2007, 2006 and 2005, respectively. Without the impact of the prepayment fees, net interest margin would have been 0.44 percent in 2007, 0.44 percent in 2006 and 0.39 percent in 2005. In addition to prepayment fees discussed previously that increased 2005 net interest spread above what it would have otherwise been, the net interest spread declined in 2006 in part because of the increased demand for interest bearing assets (particularly fixed-rate MBS/CMOs) which drove prices up and yields down causing spreads to tighten relative to the FHLBank’s cost of funds. Net interest spreads improved from 0.19 percent in 2006 to 0.20 percent in 2007 as the FHLBank experienced some improved pricing leverage on its advances to large members and improved spreads on short-term investment transactions as a result of the capital market disruptions that started in mid-August 2007. However, in the last half of 2007 the instability in the capital markets caused the FHLBank’s cost of funds to increase as LIBOR spiked to unusually high levels relative to other short-term indices (including the cost of consolidated discount notes) and did not return to a more normal relationship to other short-term indices until early 2008. We expect some downward pressures on the FHLBank’s net interest spreads in 2008 as capital market conditions improve and our pricing leverage dissipates, but the improved relative value of mortgage assets to the FHLBank’s cost of funds could offset some of this pressure on net interest spreads. The recent slow down in mortgage prepayments in spite of lower mortgage rates, however, will result in lower spread mortgage assets staying on the FHLBank’s books longer than they would in normal market conditions and slow the replacement with higher spread mortgage assets.

The FHLBank increased its issuance of callable bonds during 2006 and 2007 in order to increase the convexity characteristics of the liabilities funding its mortgage-related assets. With interest rates falling during the last half of 2007, the FHLBank also had to replace bonds that were being called in the fourth quarter of 2007. The level of convexity in a given portfolio of financial products, assets or liabilities, is proportional to the number of options contained in these products and the levels of the option “strikes” in relation to current interest rates. Mortgage loans include many options, which are simply the many opportunities afforded mortgage borrowers to pay off or refinance their loans without penalty. In order to approximately match these options, the FHLBank must purchase prepayment options from the investors who buy the consolidated obligations issued by the FHLBank. These are callable bonds, which have similar convexity characteristics to the mortgage assets the FHLBank holds. During 2006 and continuing into 2007, the FHLBank’s investment strategy focused more on the purchase of adjustable rate CMOs with embedded interest rate caps since these securities generally had a higher overall risk-adjusted return relative to the FHLBank’s cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the securities purchased. Variable rate instruments were 49.0 percent, 40.4 percent and 36.6 percent of the FHLBank’s held-to-maturity MBS/CMO portfolio at December 31, 2007, 2006 and 2005, respectively. All Agency MBS/CMOs in the FHLBank’s trading portfolio were also variable rate instruments.

SFAS 133 has had an impact on the FHLBank’s net interest spread as well. SFAS 133 requires that the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships be adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that the positive SFAS 133 basis adjustments on advances reduce the average annualized yield and the negative SFAS 133 basis adjustments on consolidated obligations increase the average annualized cost. Therefore, the average net interest spread is negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between years.

The erosion in the FHLBank’s spreads on advances, however, is not the result of increased competitive pressure on advance rates. One contributing factor to the erosion in advance spreads is the fact that a substantial portion of the growth in advances between 2005 and 2007 can be attributed to large borrowers. Under the FHLBank’s tiered pricing methodology for advances (based on the dollar amount of the advance), large borrowers generally utilize the large dollar pricing tier, which carries the lowest available interest rate for the term/structure selected and thus results in the lowest spread to the FHLBank’s cost of funds. Therefore, all things being equal, an increase in advances to large borrowers in the large dollar advance pricing tier reduces the FHLBank’s overall spreads on advances. However, as noted previously in this section, the capital market dislocations during the last half of 2007 allowed the FHLBank to improve its spreads slightly on these large dollar advances. This spread improvement should wane in 2008 as capital market conditions improve and our pricing leverage dissipates. We expect advances to large borrowers will constitute most of the FHLBank’s advance growth during 2008 and this will result in some continued erosion in advance spreads during 2008. Another contributing factor to the erosion in advance spreads has been the deterioration in the FHLBank’s funding costs. A significant portion of the advance and liability portfolios is priced off of LIBOR. Historically high issuance volumes in the GSE debt market and adverse publicity affecting the three housing GSEs, including the FHLBanks, resulted in the deterioration of the FHLBank’s sub-LIBOR funding costs and the compression of spreads in the advance portfolio. The FHLBank’s funding costs relative to LIBOR had a positive impact on the FHLBank’s spreads on advances during 2005, 2006 and the first half of 2007. The trend reversed in the second half of 2007 as the capital market disruptions caused one-month and three-month LIBOR to climb to unusually high levels relative to other short-term interest rates. This resulted in a negative impact on the FHLBank’s cost of funds. While LIBOR returned to a more normal relationship to other short-term interest rates in early 2008, further disruptions in the capital markets could occur in 2008 resulting in more negative impact on the FHLBank’s funding costs.

As explained in more detail in Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” the FHLBank’s DOE is relatively short. The short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. As short-term interest rates increased in 2005 and early 2006, so did the FHLBank’s net interest income. After the end of the second quarter of 2006, the FOMC stopped its series of increases in the target rate for overnight Federal funds and the FHLBank’s net interest income stabilized in subsequent quarters until the third quarter of 2007 when the FOMC began to lower the Federal funds target rate.

Table 50 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 50

	12/31/2007			12/31/2006			12/31/2005
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$4,752,204	$255,297	5.37%	$4,909,927	$249,243	5.08%	$3,460,621	$115,086	3.33%
Federal funds sold and resale agreements	6,681,960	346,935	5.19	4,302,885	217,370	5.05	4,319,584	141,763	3.28
Investments[6]	9,009,067	479,519	5.32	8,591,210	446,488	5.20	7,671,827	336,840	4.39
Advances[1,7]	29,284,624	1,540,876	5.26	27,881,941	1,413,713	5.07	28,292,848	1,004,452	3.55
Mortgage loans held for portfolio[1,4,5]	2,346,235	121,691	5.19	2,400,406	122,368	5.10	2,456,214	122,488	4.99
Other interest-earning assets	64,006	4,045	6.32	67,257	4,379	6.51	80,149	4,845	6.04
Total earning assets	52,138,096	2,748,363	5.27	48,153,626	2,453,561	5.10	46,281,243	1,725,474	3.73
Other non interest-earning assets	307,402			227,654			192,711
Total assets	$52,445,498			$48,381,280			$46,473,954

Interest-bearing liabilities:
Deposits	985,293	48,558	4.93	796,357	38,480	4.83	837,164	25,605	3.06
Consolidated obligations[1]:
Discount Notes	15,688,491	783,906	5.00	13,539,010	670,818	4.95	13,590,452	433,407	3.19
Bonds	32,861,902	1,680,751	5.11	31,180,906	1,525,049	4.89	29,127,160	1,037,503	3.56
Other borrowings	77,212	3,913	5.07	93,916	4,567	4.86	103,608	4,210	4.06
Total interest-bearing liabilities	49,612,898	2,517,128	5.07	45,610,189	2,238,914	4.91	43,658,384	1,500,725	3.44
Capital and other non-interest-bearing funds	2,832,600			2,771,091			2,815,570
Total funding	$52,445,498			$48,381,280			$46,473,954

Net interest income and net interest spread[2]		$231,235	0.20%		$214,647	0.19%		$224,749	0.29%

Net interest margin[3]			0.44%			0.45%			0.49%

[1]	Interest income/expense and average rates include the effect of associated derivatives.
[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]
The FHLBank nets CE fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $2.3 million, $2.5 million and $2.6 million for the years ending December 31, 2007, 2006 and 2005, respectively.

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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 51 summarizes changes in interest income and interest expense between 2007 and 2006 and between 2006 and 2005 (in thousands):

Table 51

	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1]	Rate[2]	Total	Volume[1]	Rate[2]	Total
Interest Income:
Interest-bearing deposits	$(8,007)	$14,061	$6,054	$48,198	$85,959	$134,157
Federal funds sold and resale agreements	120,184	9,381	129,565	(548)	76,155	75,607
Investments	21,716	11,315	33,031	40,367	69,281	109,648
Advances	71,121	56,042	127,163	(14,588)	423,849	409,261
Mortgage loans held for portfolio	(2,761)	2,084	(677)	(2,783)	2,663	(120)
Other assets	(212)	(122)	(334)	(780)	314	(466)
Total earning assets	202,041	92,761	294,802	69,866	658,221	728,087
Interest Expense:
Deposits	9,129	949	10,078	(1,248)	14,123	12,875
Consolidated obligations:
Discount Notes	106,500	6,588	113,088	(1,640)	239,051	237,411
Bonds	82,217	73,485	155,702	73,154	414,392	487,546
Other borrowings	(812)	158	(654)	(394)	751	357
Total interest-bearing liabilities	197,034	81,180	278,214	69,872	668,317	738,189
Change in net interest income	$5,007	$11,581	$16,588	$(6)	$(10,096)	$(10,102)

[1]	Volume changes are calculated by taking (current year average balance – prior year average balance) * prior year calculated yield.
[2]	Rate Changes are calculated by taking (current year average rate – prior year average rate) * current year average balance.

Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging adjustments related to SFAS 133. The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of ($10.1) million, $11.5 million and $28.6 million in 2007, 2006 and 2005, respectively. The FHLBank’s net gain (loss) from derivative and hedging activities is sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges, such as swaps matched to trading securities and caps, floors, etc. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses when the general level of interest rates falls over the period. Table 52 categorizes the 2007 earnings impact by product for hedging activities (in thousands):

Table 52

	Advances	Investments	Mortgage Loans	Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(48,958)	$(2)	$(2)	$0	$(5,927)	$0	$(54,889)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	1,213	0	0	0	(3,317)	0	(2,104)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(10,286)	212	(94)	(469)	(93)	(10,730)
Economic hedges – net interest received (paid)	0	2,096	0	137	338	118	2,689
Subtotal	1,213	(8,190)	212	43	(3,448)	25	(10,145)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	26,034	0	0	0	0	26,034
TOTAL	$(47,745)	$17,842	$210	$43	$(9,375)	$25	$(39,000)

Table 53 categorizes the 2006 earnings impact by product for hedging activities (in thousands):

Table 53

	Advances	Investments	Mortgage Loans	Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(56,283)	$(3)	$72	$0	$(4,455)	$0	$(60,669)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	1,225	0	0	0	352	0	1,577
Economic hedges – unrealized gain (loss) due to fair value changes	0	4,560	(42)	94	4,547	(202)	8,957
Economic hedges – net interest received (paid)	0	(715)	0	960	539	220	1,004
Subtotal	1,225	3,845	(42)	1,054	5,438	18	11,538

Net gain (loss) on trading securities	0	(7,415)	0	0	0	0	(7,415)
TOTAL	$(55,058)	$(3,573)	$30	$1,054	$983	$18	$(56,546)

Table 54 categorizes the 2005 earnings impact by product for hedging activities (in thousands):

Table 54

	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(67,276)	$(5)	$126	$(3,510)	$0	$(70,665)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	10,331	0	0	(827)	0	9,504
Economic hedges – unrealized gain (loss) due to fair value changes	(509)	23,889	(231)	8,435	(236)	31,348
Economic hedges – net interest received (paid)	1,334	(13,359)	0	(470)	257	(12,238)
Subtotal	11,156	10,530	(231)	7,138	21	28,614

Net gain (loss) on trading securities	0	(23,490)	0	0	0	(23,490)
TOTAL	$(56,120)	$(12,965)	$(105)	$3,628	$21	$(65,541)

Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities related to economic hedges. In the latter part of 2007, the FHLBank purchased $0.8 billion in variable rate MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. All gains and losses related to trading securities are recorded in the other income as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in tables 52 through 54. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio that are related to economic hedges, for the most part, are longer dated fixed rate bonds and are more affected by changes in long-term interest rates (e.g., 5-year and 10-year rates) than by changes in short-term interest rates. The MBS/CMOs in this portfolio are variable rate securities that re-price monthly and are more impacted by credit spreads and factors other than the general level of interest rates. In general, however, because of the influence of the fixed rate bonds in the FHLBank’s trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded. The FHLBank realized a net gain (loss) of $18.3 million, ($7.4) million and ($23.5) million in 2007, 2006 and 2005, respectively.

Other Non-Interest Income – Included in other non-interest income are realized gains and (losses) from the sale of or call of available-for-sale and held-to-maturity securities. In 2007, net losses were realized on the sale of available-for-sale securities totaling ($2.3) million. Additionally in 2007, several held-to-maturity securities that had paid down below 15 percent of the principal outstanding at acquisition were sold for total net losses of ($962,000). In 2006, two held-to-maturity securities were called by their issuers at premiums for a net realized gain of $14,000. There were no sales of securities during 2005.

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These expenses as documented in Table 55 increased from $28.5 million for 2006 to $31.7 million for 2007. This compared to $24.8 million for the year ended December 31, 2005. As noted in Table 55, a significant portion of the FHLBank’s operating expenses consists of compensation and benefits expense. Amounts paid for compensation and benefits increased in 2007, 2006 and 2005 as a result of increases in the number of FHLBank staff (employees added related to the MPF Program, SEC registration, Sarbanes-Oxley Section 404 preparation and technology/programming needs, etc.) and increasing benefit costs (primarily the defined benefit retirement plan and health care costs). We expect a small increase in the number of employees and a corresponding increase in compensation and benefit expenses above normal salary/benefit increases around 4 percent for the year ending December 31, 2008 and beyond. The FHLBank expects that its occupancy costs will increase in 2008 and beyond in order to meet the space needs of its increasing number of employees. Table 55 presents operating expenses for the last three years (in thousands):

Table 55

	For the Year Ended December 31,			Percent Increase (Decrease)
	2007	2006	2005	2007/2006	2006/2005
Compensation and benefits	$19,719	$18,151	$16,176	8.6%	12.2%
Occupancy cost	1,291	1,037	1,002	24.5	3.5
Other operating expense	10,670	9,275	7,576	15.0	22.4
TOTAL CONTROLLABLE OPERATING EXPENSES	$31,680	$28,463	$24,754	11.3%	15.0%

Assessments: REFCorp and AHP Expenses – REFCorp and AHP expenses are based on a percentage of net income and fluctuate accordingly. As noted in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks is required to pay a portion of its earnings to REFCorp. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members which use the funds to assist in the purchase, construction or rehabilitation of housing for very-low-, low- and moderate-income households (see Item 1 – “Business – Other Mission-related Activities” for the specific programs funded through the AHP). The required annual AHP funding is charged to earnings and an offsetting liability is established.

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

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enables stakeholders to have confidence in the FHLBank’s ability to meet its housing finance mission, serve its members, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of the FHLBank’s operations and a key determinant of its ability to maintain earnings to meet retained earnings targets and return a reasonable dividend to its members. The FHLBank maintains comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Board examiners and independent accountants subject the FHLBank’s practices to additional scrutiny, further strengthening the process.

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

As part of ERM, the FHLBank’s senior management team periodically participates in entity level risk assessment workshops that help identify and prioritize the universe of risks within the FHLBank. These identified risks are evaluated as to their significance (potential impact on the FHLBank), likelihood (potential occurrence absent discretionary controls) and management’s effectiveness in managing the risks. These risk assessment workshops have resulted in the development of risk management strategies and action plans in an effort to enhance the risk management practices throughout the organization. The results of these activities are summarized in an annual risk assessment report, which is reviewed by senior management and the Board of Directors.

The FHLBank also utilizes a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed on an annual basis for all of the FHLBank’s business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of the FHLBank’s efforts, 20 business unit risk assessments are now completed annually addressing 127 key processes throughout the FHLBank. The number of business unit risk assessments and the number of key processes change over time as part of the FHLBank’s ongoing risk assessment and continuous improvement processes. All risk assessments are reviewed by senior management and presented to the Risk Management Committee (re-named Finance Committee effective January 1, 2008) of the Board of Directors on a quarterly basis in order to keep the board apprised of any weaknesses in the current risk management system of each business unit and the steps undertaken by management to address the identified weaknesses.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews the RMP on at least an annual basis. Various management committees, including the asset/liability, credit underwriting and financial risk analysis committees, oversee the FHLBank’s risk management process. The following discussion highlights the FHLBank’s various strategies to diversify and manage these risks.

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

Credit risk arises partly as a result of the FHLBank’s lending and AMA activities (members’ CE obligations on mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization. The FHLBank is required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses and to accept eligible collateral on such advances including:
▪	Fully disbursed, whole first mortgages on 1-4 family residential property (not more than 90 days delinquent) or securities representing a whole interest in such mortgages;
▪
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage GSEs (including, without limitation, MBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae);

▪	Cash or deposits in an FHLBank;
▪
Other real estate-related collateral acceptable to the FHLBank, provided such collateral has a readily ascertainable market value and the FHLBank can perfect a security interest in such property (e.g., privately issued CMOs, mortgages on multifamily residential real property, etc.); or

▪	In the case of any CFI, secured loans to small business, small farm and small agri-business or securities representing a whole interest in such secured loans.

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

Credit risk arising from AMA activities under the FHLBank’s MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the FHLBank’s first loss account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described under the advance section; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase the FHLBank’s credit risk exposure because the FHLBank’s FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase the FHLBank’s credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. The FHLBank’s credit risk exposure to third-party insurers to which the FHLBank has PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. As of December 31, 2007, the FHLBank’s exposure to third-party PMI and SMI insurers was $70.9 million and $10.4 million, respectively. All of the insurers were double-A rated as of December 31, 2007. The FHLBank performs credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, the FHLBank reviews trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high loan-to-value ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, FHLBank management has concluded that the mortgage loans held by the FHLBank would not be considered sub-prime.

Credit risk also arises from investing and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by agencies and GSEs, CMOs securitized by GSEs, and AAA-rated private-issue MBS and CMOs securitized by whole loans. Approximately 50 percent of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The FHLBank does not purchase or hold any securities classified as being backed by sub-prime mortgage loans. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by one of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. As of December 31, 2007, the FHLBank had a current par value of $8.8 million in insured MBS/CMO securities and $42.2 million in insured state and local housing finance agency securities. All of the insured MBS/CMOs were triple-A rated as of December 31, 2007, but $5.6 million par value of the securities were downgraded to A3 by Moody’s in February 2008 as a result of the downgrade of the insurer. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. As mentioned previously, all of the insurers were double-A rated as of December 31, 2007 but one insurer was downgraded to A in February 2008. Other long-term investments include U.S. Treasury, unsecured triple-A rated GSE and collateralized state and local housing finance agency securities. All of the FHLBank’s state or local housing finance agency securities are rated AA or higher as of December 31, 2007.

The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when counterparties to transactions, such as interest rate swaps, are obligated to pay the FHLBank the positive fair value or receivable resulting from the transaction terms. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (rated A or better); by requiring netting of individual derivatives transactions with the same counterparty; diversifying its derivatives across many counterparties and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement. The FHLBank regularly monitors the exposures on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is calibrated to actual market pricing methodologies utilized by the dealers.

The FHLBank manages counterparty credit risk through netting procedures, credit analysis, collateral management and other credit enhancements. The FHLBank requires that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of the FHLBank’s unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of the FHLBank’s exposure to that counterparty rises above a specific level (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity Risk Management”). As a result of these risk mitigation initiatives, management does not anticipate any credit losses on its derivative transactions.

The contractual or notional amount of derivatives reflects the FHLBank’s involvement in various classes of financial instruments and does not measure the FHLBank’s credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased caps, floors and swaptions, net of the value of any related collateral, in the event of a counterparty default.

The FHLBank’s maximum credit exposure to derivative counterparties, before considering collateral, was approximately $137.3 million, $66.6 million and $22.0 million at December 31, 2007, 2006 and 2005, respectively. In determining maximum credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $62.2 million, $4.8 million and $13.6 million at December 31, 2007, 2006 and 2005, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The FHLBank’s net credit exposure after collateral was approximately $75.1 million, $61.8 million and $8.4 million at December 31, 2007, 2006 and 2005, respectively.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007 is indicated in Table 56 (in thousands):

Table 56

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$4,095	$116,989	$13,630	$2,537	$137,251
Collateral held[2]	0	52,705	6,935	2,537	62,177
Net exposure after collateral	$4,095	$64,284	$6,695	$0	$75,074

Notional amount	$748,194	$26,584,251	$9,212,017	$107,782	$36,652,244

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006 is indicated in Table 57 (in thousands):

Table 57

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

Table 58 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007:

Table 58

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Barclays Bank PLC	AA	14.2%	24.5%
Goldman Sachs Capital Markets	AA-	49.3	21.3
Royal Bank of Scotland	AA	6.7	12.3
UBS AG	AA	5.5	10.1
Merrill Lynch Capital Services, Inc.	A+	9.1	7.4
Royal Bank of Canada	AA-	3.4	6.2
Salomon SWAPCO	AAA	3.0	5.5
All other counterparties		8.8	12.7

Table 59 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2006:

Table 59

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

To support deposits, Finance Board regulations require the FHLBank to have an amount equal to its current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 60 summarizes the FHLBank’s compliance with the Bank Act liquidity requirements as of December 31, 2007 and 2006 (in thousands):

Table 60

	12/31/2007	12/31/2006
Liquid assets[1]	4,520,000	5,935,500
Total qualifying deposits	1,340,816	1,117,006
Excess assets	$3,179,184	$4,818,494

[1]
Although the FHLBank has other assets that qualify as eligible investments under the liquidity requirements, only overnight Federal funds are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

The RMP provides that the FHLBank shall maintain a daily average operational liquidity level each month in an amount not less than:
▪	20 percent of the sum of its daily average balance of demand and overnight deposits and other overnight borrowings during the month; plus
▪	10 percent of the sum of its daily average term deposits, consolidated obligations and other borrowings that mature within one year.

As set forth in the FHLBank’s RMP, the following investments are eligible for compliance with operational liquidity requirements, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
▪	Overnight funds and overnight deposits;
▪	Resale agreements that mature in 31 days or less;
▪	Negotiable certificates of deposit, bankers’ acceptances, commercial paper, bank notes and thrift notes which mature in nine months or less;
▪	Marketable obligations of the U.S. that mature in 36 months or less;
▪	Marketable direct obligations of U.S. government agencies and GSEs that mature in 36 months or less;
▪	Cash and collected balances held at the Federal Reserve Banks and eligible financial institutions, net of member pass-throughs; and
▪	Assets that are generally accepted as collateral in the repurchase agreement market.

The FHLBank was in compliance with the operational liquidity requirements of the RMP during 2007.

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

The FHLBank is required to maintain daily contingency liquidity in an amount not less than:
▪	20 percent of deposits; plus
▪	100 percent of Federal funds purchased that mature within one week; plus
▪	100 percent of consolidated obligations and other borrowings that mature within one week (less consolidated obligations settling within one week); plus
▪	100 percent of consolidated obligations expected to be called within one week; plus
▪	100 percent of consolidated obligation amortization payments expected within one week.

For contingency liquidity purposes under its RMP, the FHLBank is authorized to hold the following investments, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
▪	Marketable assets with a maturity of one year or less;
▪	Self-liquidating assets with a maturity of seven days or less;
▪	Assets that are generally accepted as collateral in the repurchase agreement market; and
▪	Irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by a NRSRO.

Table 61 summarizes the FHLBank’s compliance with the Finance Board’s regulatory requirements and the FHLBank’s RMP contingency liquidity requirements as of the most recently available weekly computation dated March 18, 2008 (in thousands):

Table 61

03/18/2008
Sources of Contingency Liquidity:
Marketable securities with a maturity less than one year	$6,295,938
Self liquidating assets with a maturity of 7 days or less	10,647,871
Securities available for repurchase agreements	4,418,122
Total Sources	21,361,931
Uses of Contingency Liquidity:
20 percent of deposits	317,106
100 percent of COs and other borrowings maturing in one week	6,941,941
100 percent of COs expected to be called in one week	330,000
Less 100 percent of COs settling in one week	(310,350)
Total Uses	7,278,697
EXCESS CONTINGENCY LIQUIDITY	$14,083,234

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

With respect to advances, letters of credit, standby credit facility commitments and member derivatives, the FHLBank is the beneficiary of certain triggers based on the member’s financial performance as defined in detail in the FHLBank’s policies. See Notes 1 and 7 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for the FHLBank’s credit products.

All derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, caps and floors, have two-way bilateral triggers based on the ratings of the FHLBank or the counterparties, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of the FHLBank or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to the FHLBank. The FHLBank’s agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that the FHLBank or counterparty is willing to accept for a given rating level determined by the NRSROs. The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 62:

Table 62

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold

AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aaa-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at December 31, 2007 and 2006 was in the form of cash. For additional information regarding the FHLBank’s credit exposure relating to derivative contracts, see Note 9 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB/Baa), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of December 31, 2007 and 2006, the FHLBank had 28 and 23 SBPAs that covered $962.9 million and $724.3 million in outstanding principal plus interest, respectively.

Business Risk Management
Business risk is the risk of an adverse impact on the FHLBank’s profitability resulting from external factors that may occur in both the short and long term. The FHLBank manages business risk, in part, by having a strategic business plan in effect at all times that describes how the business activities will achieve the mission of the FHLBank and also details the operating goals and strategic objectives for each major business activity. Development of a long-term strategic business plan is an intensive annual process that includes a review of the FHLBank’s mission, vision and overall philosophies, and appropriate research and analysis, including modeling of balance sheet composition and income under various economic scenarios. The Board of Directors plays a key role in the development of the strategic business plan and regularly monitors progress in the achievement of business objectives.

To manage business concentration risk, ROE simulations are conducted annually with estimated base-, best- and worst-case assumptions. Scenarios also include the effects on the FHLBank if one or more of its larger customers significantly reduced its advance and/or mortgage loan sales levels, or was no longer a member. The total advance growth and distribution for the FHLBank’s top five borrowers is monitored on a monthly basis by the asset/liability committee. Advance concentration to the FHLBank’s top five borrowers was 53.3 percent, 58.3 percent and 49.4 percent at December 31, 2007, 2006 and 2005, respectively.

Operations Risk Management
Operations risk is the risk of unexpected losses attributable to human error, man-made or natural disasters, systems malfunctions, internal and external fraud, unenforceability of legal contracts or circumvention or failure of internal controls and procedures. Mitigating this risk are systems and procedures to monitor transactions and financial positions, documentation of transactions, annual comprehensive risk assessments conducted at the business unit level, Finance Board compliance reviews and periodic reviews by the FHLBank’s Internal Audit department. The FHLBank has also established and maintains an effective internal control system that addresses the efficiency and effectiveness of FHLBank activities, the safeguarding of FHLBank assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Board. Reconciliation procedures are also in place to ensure that systems capture critical data. The FHLBank’s Internal Audit department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors the FHLBank’s compliance with established policies and procedures. The FHLBank also maintains an Internal Control Policy (most recently reviewed and approved by the Board of Directors in June 2007) that outlines the objectives and principles for the FHLBank’s internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the FHLBank business unit responsible for reviewing the adequacy of the FHLBank’s internal controls.

The FHLBank manages business disruption and systems failure by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. The FHLBank maintains contingency plans that deal with business interruptions lasting from two hours to periods of four weeks or longer. The FHLBank also maintains an off-site recovery operations center that is an important component of its overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than the FHLBank’s main headquarters. An on-site portable power generator supports the site in case of total power failure. The off-site recovery center is also used to store back-up tapes, supplies and other resources specifically acquired for disaster recovery purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The FHLBank’s disaster recovery plans, including employee emergency contact lists, are reviewed and updated quarterly.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

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

Under the RMP approved by its Board of Directors, the FHLBank’s DOE is limited to a range of +5.0 to -5.0 assuming current interest rates. The FHLBank’s DOE is limited to a range of +7.0 to -7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the RMP requires that the FHLBank calculate the DOE using the largest parallel down shock that produces a minimum rate of 35 basis points. Limiting the downward shock in this manner is referred to as a constrained shock scenario. Flooring interest rates has the effect of creating a yield curve which is flat at zero percent from the shortest maturity out to (in one previous time period) the five-year point on the yield curve. This creates a yield curve shape that is extremely unlikely to occur in reality and the application of this assumption has produced some distortion in the reported market value and DOE in the down shocks. The same basis point reduction in rates is applied to all maturities of all interest rate curves. When a constrained shock is required under the RMP, the post-shock DOE limit in the down shock (normally a range of +7.0 to -7.0) is reduced to plus or minus the absolute value of 5.0 plus the shock in basis points divided by 100. Preserving the actual shape of the yield curve by limiting the amount of a downward rate shock improves the reliability of the valuations by producing a realistic evolution of forward rates for re-pricing and discounting of cash flows. This restriction is reasonable because there is a limited potential for declines in interest rates when the rate environment is extremely low. The effect of the adjustment is to reduce the absolute amount of change in the market value and duration estimates under the downward rate shock. The DOE parameters established by the FHLBank’s Board of Directors represent one way to establish limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE were ever to exceed the policy limits established by the Board of Directors, and especially if this situation were allowed to persist over more than one end of month reporting period, management would be subject not only to significant negative action by the Board of Directors, but likely also punitive action by the Finance Board. The Finance Board has very strong expectations that FHLBank management will adhere to all policy limits established by its Board of Directors. The FHLBank maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. The DOE which the FHLBank considers prudent and reasonable is somewhat lower than the policy limits mentioned above and can change depending upon market conditions and other factors. The FHLBank typically manages the current DOE to remain in the range of ±2.50. When the FHLBank’s DOE exceeds either the limits established by policy or the more narrowly-defined limits to which the FHLBank manages duration, corrective actions taken may include: (1) the purchase of caps, floors, swaptions or other derivatives; and/or (2) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, the FHLBank may purchase interest rate caps that have the effect of removing those MBS cap limits. The FHLBank would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing the FHLBank’s DOE. If an increase in DOE were due to the extension of mortgage loans, MBS or advance maturities by the FHLBank’s members, on the other hand, the more appropriate action would be to add new long-term liabilities to the balance sheet. Table 63 presents the duration of equity in the base case and the up and down 100 basis points (referenced as Bps in the tables) and 200 basis points interest rate shock scenarios for December 31, 2007, 2006 and 2005:

Table 63

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Unconstrained Down 100 Bps	Unconstrained Down 200 Bps
12/31/2007	1.9	2.3	3.0	1.7	-1.1
09/30/2007	4.2	4.0	2.8	0.6	-2.3
06/30/2007	5.0	4.6	3.7	1.1	-2.6
03/31/2007	5.4	4.3	2.3	-1.3	-3.9
12/31/2006	5.4	4.5	2.8	-0.6	-3.0
09/30/2006	5.6	4.7	2.9	-0.7	-3.5
06/30/2006	5.3	4.8	3.8	0.6	-3.9
03/31/2006	5.6	5.1	3.5	-0.4	-4.5
12/31/2005	5.1	4.1	1.6	-2.2	-5.3
09/30/2005	4.3	3.2	0.9	-2.2	-4.8
06/30/2005	4.2	2.5	-0.4	-3.3	-5.3
03/31/2005	3.9	2.9	0.8	-1.8	-5.0

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.4 months, 1.3 months and 0.7 months at December 31, 2007, 2006 and 2005, respectively. All 12 FHLBanks are required to submit this number to the Office of Finance as part of the quarterly reporting process created by the Finance Board. Management believes that the potential exists for duration gap to substantially understate the level of interest rate risk being taken and that DOE is a more reliable measure of its interest rate risk.

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

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, the FHLBank issues debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued. The duration of callable debt shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the duration of mortgage loans and other prepayable assets as interest rates change. The FHLBank also uses interest rate caps, floors and swaptions to manage the duration of its assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS with periodic and lifetime caps. The FHLBank also purchases receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage its overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, the FHLBank may synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of its liabilities to more closely match the shortening duration of its mortgage assets. As the FHLBank needs to lengthen its liability duration, it terminates selected interest rate swaps to effectively extend the duration of the previously swapped debt.

As noted in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Advances,” total advances as a percentage of total assets increased to 58 percent at December 31, 2007 from 54 percent at December 31, 2006. Over the same period of time, acquired member assets (MPF Program mortgage loans) decreased from approximately 5 percent at December 31, 2006 to 4 percent at December 31, 2007, while MBS investments increased from approximately 12 percent at December 31, 2006 to 13 percent at December 31, 2007. Other mortgage-related assets (primarily state housing finance agency bonds) remained at less than 1 percent of total assets. Also during this same period of time, other investments decreased to 24 percent (1 percent long-term and 23 percent short-term) from 29 percent (2 percent long-term and 27 percent short-term). Hence, on a net basis, advances increased as a percent of total assets, while other investments decreased as a percent of total assets. Within these investments, there has been a significant shift to shorter-term assets (even in advances), which tends to reduce interest rate risk on the asset side of the balance sheet. With increasing interest rates, long term assets on the balance sheet, particularly MBS/CMO and mortgage loans, would tend to increase interest rate risk on the asset side while with decreasing interest rates, the opposite effect should occur. In order to offset increased interest rate risk from the asset side of the FHLBank’s balance sheet caused by the shift toward more mortgage-related assets, the FHLBank increased the volume in issuances of fixed rate, long-term callable and non-callable debt. Callable debt was added in 2005 and 2007 as the FHLBank consciously increased the optionality in the liability portfolios used to fund its assets with prepayment characteristics. In 2006, the FHLBank maintained a proportionate amount of callable debt to the amount of assets with prepayment characteristics (see expanded discussion in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Consolidated Obligations”). The FHLBank has been able to manage increases in the interest rate risk caused by the increase in mortgage assets as a percentage of its total assets through its actions on the liability side of the FHLBank’s balance sheet in addition to other asset/liability actions it has taken as a result of other balance sheet shifts. As interest rates started to decline in the second half of 2007, the FHLBank experienced a reduced level of interest rate risk from the long-term, prepayable assets on its balance sheet (i.e., as interest rates fall, mortgage assets generally shorten). At the same time, however, the duration of the FHLBank’s callable debt shortened as the likelihood of this debt being called increased. The result of the shortening of callable debt was a net increase in the FHLBank’s DOE in the base case, as the duration on the FHLBank’s prepayable assets did not shorten in duration because of the mortgage market disruption (e.g., tightened credit standards, falling home prices and other factors decreased the ability of borrowers to refinance mortgages). All things being equal, however, as the FHLBank’s callable debt is called and replaced with callable debt with longer duration (or the existing callable debt lengthens in duration if interest rates increase), the FHLBank’s DOE should decline in the base case. The history of the FHLBank’s duration measures, as reflected in Table 63, demonstrates the relative stability of the FHLBank’s interest rate risk in spite of the increase in mortgage assets on the FHLBank’s balance sheet and the large swings in the level and slope of the yield curve during this period of time, especially during the last half of 2007.

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68 (see additional details in Note 1 – Summary of Significant Accounting Policies under Item 8), can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its long haul hedges. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist with criteria for hedge accounting and additional criteria for shortcut hedge accounting.

Table 64 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ending December 31, 2007 (in thousands):

Table 64

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$142,500	$0	$142,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,880,000	0	0	2,880,000
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	16,500	0	0	16,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,890,677	0	0	5,890,677
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	812,614	0	0	812,614
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	3,171,000	0	3,171,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	21,007	21,007
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,301,000	0	0	4,301,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,935,100	0	0	3,935,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	4,383,260	0	0	4,383,260
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	5,495,000	0	0	5,495,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,450,500	0	0	4,450,500
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	173,550	0	0	173,550
TOTAL			$33,017,737	$3,613,500	$21,007	$36,652,244

Table 65 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ending December 31, 2007 (in thousands):

Table 65

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$(202)	$0	$(202)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(31,811)	0	0	(31,811)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(9)	0	0	(9)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(168,896)	0	0	(168,896)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(19,367)	0	0	(19,367)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	11,750	0	11,750
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	9,517	0	9,517
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	57	57
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	346	0	0	346
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,812	0	0	3,812
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	10,793	0	0	10,793
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,191	0	0	2,191
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	73,139	0	0	73,139
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(29,887)	0	0	(29,887)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	79,195	0	0	79,195
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(70,347)	0	0	(70,347)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with member banks	Economic Hedge	Not Applicable	104	0	0	104
TOTAL			$(150,737)	$21,065	$57	$(129,615)

Table 66 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ending December 31, 2006 (in thousands):

Table 66

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

Table 67 presents the fair value of derivative instruments by risk and by type of instrument used to address the noted risk for the period ending December 31, 2006 (in thousands):

Table 67

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

Market Value of Equity: Market value of equity is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s market value of equity to changes in interest rates is another measure of interest rate risk. However, market value of equity should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank maintains a market value of equity within limits specified by the Board of Directors in the RMP, which specifies that the market value of equity under a ±200 basis-point instantaneous shock in interest rates shall not decline by more than 15 percent from the market value of equity measured in the base case or unchanged rate scenario. Table 68 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. In all cases, based on the ±200 basis-point shocks, the market value as a percent of book value exceeds 85 percent. The FHLBank was in compliance with its RMP limitation at the end of each quarter shown.

Table 68

Market Value of Equity as a Percent of Book Value
Period	Up 200 Bps	Up 100 Bps	Base	Unconstrained Down 100 Bps	Unconstrained Down 200 Bps
12/31/2007	86	88	90	93	93
09/30/2007	85	89	92	94	93
06/30/2007	85	89	93	95	95
03/31/2007	88	92	95	96	93
12/31/2006	87	92	95	96	94
09/30/2006	86	91	95	96	93
06/30/2006	86	90	94	96	95
03/31/2006	85	90	94	96	93
12/31/2005	88	92	95	95	91
09/30/2005	91	94	96	96	92
06/30/2005	92	96	97	95	91
03/31/2005	92	95	97	96	93

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

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-38 of this Form 10-K.

Audited Financial Statements

Tables 69 and 70 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2007 and 2006 (in thousands):

Table 69

	2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$718,480	$718,148	$657,414	$654,321
Interest expense	656,599	657,679	602,778	600,072
Net interest income before mortgage loan loss provision	61,881	60,469	54,636	54,249
Provision for (reversal of) credit losses on mortgage loans	(16)	37	(3)	(43)
Net interest income after mortgage loan loss provision	61,897	60,432	54,639	54,292
Other non-interest income	5,386	3,483	2,130	(779)
Other non-interest expense	9,919	8,289	9,962	9,084
Assessments	15,251	14,799	12,464	11,840
NET INCOME	$42,113	$40,827	$34,343	$32,589

Table 70

	2006
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$668,080	$642,116	$596,754	$546,611
Interest expense	613,085	588,444	543,157	494,228
Net interest income before mortgage loan loss provision	54,995	53,672	53,597	52,383
Provision for credit losses on mortgage loans	167	104	28	59
Net interest income after mortgage loan loss provision	54,828	53,568	53,569	52,324
Other non-interest income	2,711	(3,190)	(707)	5,556
Other non-interest expense	8,790	8,774	7,990	7,657
Assessments	12,985	11,097	11,963	13,375
NET INCOME	$35,764	$30,507	$32,909	$36,848

Both interest income and net interest income increased relatively steadily from the first quarter of 2006 to in the fourth quarter of 2007. The increases in both for most of 2006 and the first half of 2007 were primarily rate-driven versus volume-driven as the FHLBank’s interest earning assets fluctuated up and down but grew very slowly on average until mid-2007. In the second half of 2007, the increases in interest income and net interest income became volume driven as interest-earning assets increased as a result of increased advance activity, but short-term interest rates actually fell. The advance growth was spurred not only by the turmoil in the capital markets that began in August 2007, but the addition of Pacific Life Insurance Co. as a member in early 2007. Pacific Life Insurance Co. increased its advance borrowings steadily over the last half of 2007 and had $1.7 billion borrowed at December 31, 2007. The significant fluctuations that have occurred in non-interest income are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as required under SFAS 133, as well as the mark-to-market revaluations of trading securities required under SFAS 115. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A(T): Controls and Procedures

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

Management of the FHLBank evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as of December 31, 2007. Based upon that evaluation, the CEO and CFO have concluded that the FHLBank’s disclosure controls and procedures were effective at a reasonable assurance level at December 31, 2007.

Internal Control Over Financial Reporting. Management of the FHLBank is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The FHLBank’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the financial statements in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the FHLBank’s independent registered public accounting firm, PricewaterhouseCoopers LLP. The FHLBank is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act, and therefore, was not subject to attestation pursuant to SEC Release No. 34-54942 permitting the FHLBank to furnish, rather than file, management’s report in this Annual Report.

There has been no change in the FHLBank’s internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

Item 9B: Other Information

On March 27, 2008, the Board of Directors of the FHLBank adopted an amendment to the FHLBank’s Amended and Restated Bylaws (“Bylaws”). The amendment was effective immediately upon its adoption. A complete copy of the amended Bylaws is attached to this Form 10-K as Exhibit 3.2.

As adopted, the amendment adds new subsection (j) “Contractual Right to Indemnification” to Article VIII, Section 8.3, the Indemnification section of the Bylaws. The new subsection states that directors, officers and employees of the FHLBank who are covered by the indemnification provision have a contractual right to indemnification of covered expenses, judgments, fines and amounts. Previously, the indemnification provision did not provide such a contractual right.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Table 71 sets forth certain information regarding each of the executive officers of the FHLBank as of the date of this annual report on Form 10-K.

Table 71

Executive Officer	Age	Position Held	Employee of the FHLBank Since
Andrew J. Jetter	52	President/Chief Executive Officer	May 18, 1987
David S. Fisher	52	EVP/Chief Operating Officer	January 1, 2006
Mark E. Yardley	52	EVP/Chief Financial Officer	October 1, 1984
Patrick C. Doran	47	SVP/General Counsel/Corporate Secretary	May 1, 2004
Denise L. Cauthon	44	First VP/Controller	August 9, 1989
Thomas E. Millburn	37	First VP/Director of Internal Audit	September 26, 1994

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

No executive officer serves as a director of any public company.

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

Thomas E. Millburn has been First Vice President, Director of Internal Audit since March 2004. He joined the FHLBank in 1994 as a staff internal auditor. He was promoted to Assistant Vice President, Director of Internal Audit in 1999 and to Vice President in 2000.

Denise L. Cauthon has been First Vice President and Controller since March 2007. She also served as Vice President and Controller from January 2005 through March 2007. She joined the FHLBank in 1989 as a staff internal auditor. She was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. She was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller – Financial Reporting in 2002. She became Vice President in 2004.

Directors
Pursuant to the Bank Act, as modified by Finance Board regulations, the FHLBank’s Board of Directors shall consist of a minimum of 14 directors, eight of whom are to be elected by the members and six of whom are to be appointed by the Finance Board. Due to the interplay of the “method of equal proportions,” which the Finance Board uses to allocate elected directorships to each state in the FHLBank’s four-state district, and the requirement that the number of elective directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Board may be required to allocate additional elected director seats above the statutory minimum of eight. The Finance Board has authorized the FHLBank’s Board of Directors to consist of 15 directors, nine of whom are to be elected by the members and six of whom are to be appointed by the Finance Board. Directors serve three-year terms. Elected directors cannot serve more than three consecutive three-year terms. Appointed directors may be re-appointed at the discretion of the Finance Board. Each director is required to be a citizen of the United States and must either be a resident in the FHLBank’s district or serve as an officer or director of a member located in the FHLBank’s district. As of the date of this report, the FHLBank’s Board of Directors was comprised of nine elected directors and six appointed directors.

On January 24, 2007, the Finance Board issued an Interim Final Rule (“Interim Rule”) with request for comment that would amend the process for the selection of appointed directors to include procedures under which the board of each FHLBank submits to the Finance Board a list of individuals to fill appointive director seats that includes information regarding each individual’s eligibility and qualifications to serve as a director. The Interim Rule became effective on April 2, 2007. The Finance Board believes that the new procedures for the selection of appointive directors enhance its ability to identify and appoint well-qualified individuals to serve as FHLBank directors. Under the new procedures, the FHLBank’s Board of Directors, on or before October 1st of each year, submits to the Finance Board a list of nominees who meet the statutory eligibility requirements and are otherwise well-qualified for the appointive directorships that will become vacant at the end of that calendar year. The list of individuals the FHLBank submits must at least equal the number of appointive directorships that are to be filled that year and describe each nominee’s eligibility and qualifications. The Finance Board may decline, in its sole discretion, to appoint any of the individuals on the initial list submitted by the FHLBank. If this occurs, the Finance Board may direct the FHLBank to submit the names of additional eligible and well-qualified individuals for the Finance Board’s consideration.

The FHLBank’s Board of Directors adopted appointed director nomination procedures that delegate to a sub-committee of the Housing and Governance Committee the responsibility to advise the Board of Directors with respect to filling open elected directorships and submitting nominees to the Finance Board for appointive directorships.

There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. No director has any family relationship with any other director or executive officer.

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 – Executive Compensation.

The 15 directors who currently serve on the Board provided the information set forth below regarding their principal occupation, business experience and other matters. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Michael M. Berryhill, 52, became an elected director of the FHLBank in January 2003 and was re-elected to serve from January 2006 through December 2008. Mr. Berryhill has been Chairman of the Board of Directors, President and CEO of Morgan Federal Bank, Fort Morgan, Colorado, since 1993.

Robert E. Caldwell, II, 37, was appointed as a director of the FHLBank in January 2004, was re-appointed to a one year term from January 2007 through December 2007, and was re-appointed again to serve from January 2008 through December 2010. He served as Vice Chairman of the FHLBank’s Board of Directors commencing January 2004 through December 2006. Mr. Caldwell has been President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, since 2006. He previously served as General Counsel for Linweld, Inc. a large independent manufacturer and distributor of industrial/medical gases and welding supplies during and prior to the past five years.

James R. Hamby, 56, served as an elected director of the FHLBank from January 1995 through December 2001. He was again elected to the Board of Directors for a term commencing January 2007 through December 2009. Mr. Hamby has been CEO of Vision Bank, Ada, Oklahoma, since 1990.

Thomas E. Henning, 55, was appointed as a director in April 2007 to fill the remainder of a term commencing January 2006 through December 2008. He has been the President and CEO of the Assurity Security Group, Inc. (ASGI) in Lincoln, Nebraska since 2005. He is also the Chairman, President and CEO of ASGI’s wholly owned subsidiary, Assurity Life Insurance Company.

Steven D. Hogan, 45, became an elected director of the FHLBank in January 2004 and was re-elected to serve from January 2007 through December 2009. Mr. Hogan has been an officer of First National Bank of Steamboat Springs, Steamboat Springs, Colorado since April 2007. Prior to that, he was President of Centennial Bank of the West. He joined Centennial Bank of the West in 2001. From 2000 to 2001, he was a senior credit officer for Vista Bank, Colorado Springs, Colorado, and was employed as an account manager with FHLBank from 1996 to 2000.

Andrew C. Hove, Jr., 73, was appointed as a director in April 2007 to fill the remainder of a term commencing January 2007 through December 2009. He serves on many boards of directors including NeighborWorks Lincoln in Lincoln, Nebraska; Sovereign Bank, Wyomissing, Pennsylvania; and Great Western Bank, Sioux Falls, South Dakota. Mr. Hove, now retired, previously served as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation for more than 11 years from 1991 to 2001, and prior to that served as the Chairman and CEO of Minden Exchange Bank and Trust, Minden, Nebraska.

Jane C. Knight, 64, was appointed as a director of the FHLBank in January 2004, was re-appointed to a one year term from January 2007 through December 2007, and was re-appointed to serve from January 2008 through December 2010. Ms. Knight, now retired, was Vice President of site-based strategies for Kansas Big Brothers Big Sisters from 2002 through 2005. Prior to that, she directed the Wichita office for Kansas Governor Bill Graves and was in charge of addressing constituent concerns, including housing issues.

Richard S. Masinton, 66, was appointed as a director in April, 2007, to fill the remainder of a term commencing January 2007 through December 2009. Mr. Masinton, now retired, previously served as Chief Financial Officer and Executive Vice President of Russell Stover Candies in Kansas City, Missouri from 1996 through 2007. Mr. Masinton currently serves on the board of directors of One Neck IT Services Corp and recently retired from the board of directors of Enterprise Financial Service Corporation, a publicly owned bank holding company. He has also served on the board of advisors of the University of Kansas School of Business and presently sits on an advisory board at the University of Oklahoma School of Business.

Lawrence L. McCants, 58, became an elected director of the FHLBank in January 2005 and was re-elected to serve from January 2008 through December 2010. He joined First National Bank in Goodland, Kansas, in 1983 and has served as Chairman of the board and President since that time. Mr. McCants was previously employed by the Comptroller of the Currency for 11 years.

Neil F.M. McKay, 67, was appointed as a director in April 2007 to fill the remainder of a term commencing January 2006 through December 2008. He was previously the Chief Financial Officer and Treasurer of Capitol Federal Savings in Topeka, Kansas from 1994 through 2006. Mr. McKay, now retired, has held significant executive positions in various financial institutions including Heartland Federal Savings in Ponca City, Oklahoma and First Nationwide Bank (now part of Citibank) in San Francisco, California. He was also a CPA in public practice for 12 years.

Thomas H. Olson, 72, became an elected director of the FHLBank in January 2002, was re-elected for a term commencing January 2005 through December 2007, and was re-elected again for a term commencing January 2008 through December 2010. Mr. Olson has been Chairman of the board of Lisco State Bank, Lisco, Nebraska, as well as served as Chairman of the board of four other banks located in Nebraska, Colorado, and Wyoming during and prior to the past five years.

Lindel E. Pettigrew, 65, became an elected director of the FHLBank in January 2002, was re-elected to a term commencing January 2005 through December 2007, and was re-elected again for a term commencing January 2008 through December 2010. He is currently serving as the Vice Chairman of the FHLBank’s Board of Directors commencing January 2007 through December 2008. Mr. Pettigrew has been President and CEO of Chickasha Bank and Trust Company, Chickasha, Oklahoma, since 1974.

Bruce A. Schriefer, 58, became an elected director of the FHLBank commencing January 2007. Mr. Schriefer’s term expires in December 2009. Mr. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 where he serves as President, CEO and Director.

Gordon C. “Bud” Smith, Jr., 63, served as an elected director of the FHLBank from January 1993 through December 1994. He was again elected in January 2007 to fill the unexpired term of a directorship reallocated from Nebraska to Oklahoma. His current term will expire December 2008. Mr. Smith has been President and CEO at Liberty Federal Savings Bank, Enid, Oklahoma since 1991 where he began his career in 1972.

Ronald K. Wente, 57, became an elected director of the FHLBank in January 1996 and is currently serving a term that expires in December 2008. He has served as chairman of the FHLBank’s Board of Directors since 2000. Mr. Wente has been President and CEO of Golden Belt Bank, Hays, Kansas, since 1974.

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

Audit Committee Financial Expert
The Board of Directors has determined that Neil F.M. McKay qualifies as an “audit committee financial expert” as that term is defined under SEC regulations. Mr. McKay is “independent” in accordance with the Nasdaq Independence Standards for audit committee members, as those standards apply to the FHLBank.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview
Our overall compensation philosophy is to establish and provide a total compensation program for our executive officers, including the President and CEO (CEO), the Executive Vice President and CFO (CFO), and other executive officers identified by the Board of Directors and named in the Summary Compensation Table (see Table 73 under this Item 11) and related tables contained in this annual report on Form 10-K (Named Executive Officers) that assists and supports the FHLBank in achieving its mission to make a difference by helping its customers build their communities. In determining the appropriate total compensation package for our Named Executive Officers, we consider as the principal objectives of our compensation program: (1) attracting highly-qualified and talented individuals and retaining these individuals by competing with the compensation practices of other comparable financial services institutions that we have identified; and (2) motivating these individuals to achieve individual and FHLBank-wide performance objectives.

The Compensation Committee of the Board of Directors (Compensation Committee) generally oversees the compensation of the Named Executive Officers, consisting of the CEO, the Executive Vice President and Chief Operating Officer (COO), the CFO, the Senior Vice President and General Counsel (General Counsel) and the Director of Risk Analysis and Financial Operations (Director of Risk Analysis), including advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs. In addition, it oversees the base salaries, merit raises and salary adjustments of the COO, the CFO, and the General Counsel and specifically recommends to the Board of Directors the base salary, merit raises and salary adjustments of the CEO (the CEO, COO, CFO and General Counsel collectively referred to as the Executive Officers). Finally, the CEO is responsible for approving the base salary, merit raises and salary adjustments of the Director of Risk Analysis.

Our Named Executive Officers have the responsibility to assist the Board of Directors in developing and implementing strategic initiatives necessary to ensure the FHLBank’s ongoing success in achieving its mission. Consistent with that goal, the Compensation Committee has established the following compensation objectives that it believes promote the FHLBank’s achievement of its strategic initiatives and mission.

Compensation Objectives
Attraction and Retention
Key to attracting and retaining highly-qualified executive officers is the identification of the appropriate labor markets within which the FHLBank must compete for executive talent.

As part of our goal in 2007 to attract and retain highly-qualified candidates for executive officer positions by establishing competitive pay practices, the Compensation Committee identified two competitive labor markets which consist of similar executive positions in: (1) government sponsored enterprises (GSEs), including the other 11 Federal Home Loan Banks, and (2) financial services institutions in the Midwest labor market. These types of comparisons are generally referred to as “benchmarking.” We use benchmarking as a point of reference in determining the annual cash compensation and benefits we pay to our executive officers, and in particular, our Named Executive Officers.

The decision to remain competitive with GSEs and, at the same time, consider the broader labor market of financial services institutions in the Midwest reflects the FHLBank’s belief that the knowledge and skills necessary to effectively perform executive officers’ duties at the FHLBank may be developed as a result of experience not only at other GSEs, in particular the other 11 Federal Home Loan Banks, but also at a variety of other financial services institutions. The decision to limit its consideration of other financial services institutions to those located in the Midwest reflects the FHLBank’s belief that: (1) Topeka’s Midwestern culture is more likely to appeal to candidates from the Midwest, versus the East Coast or the West Coast, and (2) Midwestern compensation practices are the best comparator for a Topeka-based financial services institution.

Based on the defined labor market, our total compensation program is designed to:
▪	Provide total cash compensation that is competitive taking into account our status as a cooperative GSE;
▪	Provide a competitive benefits package; and
▪	Provide compensation that supports our short-term business strategies and assists in the achievement of our mission.

Within the defined labor markets, the Compensation Committee used in 2007 the 50th percentile market value of similar executive officers’ positions to benchmark the competitiveness of our annual total cash compensation and benefits for the Executive Officers. This percentile was selected by the Compensation Committee to reflect its determination that a median level comparison best reflects the appropriate compensation target for our Executive Officers and represents the level of pay below which 50 percent of the employees in similar jobs in the defined labor markets are paid.

The 50th percentile market value of executive officers’ positions is calculated annually by the Compensation Committee’s executive compensation consultant using: (1) pay data reported in the Form 10-K’s of GSEs, (2) aggregated published pay data for financial services institutions including data from surveys such as the Watson Wyatt Financial Institution Survey, Economic Research Institute Executive Compensation Salary Assessor, Conference Board Executive Compensation Survey, Altman Weil Law Department Compensation Benchmark Survey, WorkatWork Salary Survey, Form 10-Ks and Proxy Statements, and (3) at the Compensation Committee’s option, unpublished pay data solicited from specific GSEs or comparable Midwestern financial services institution companies.

The FHLBank recognizes that its organizational structure as a cooperatively owned GSE prevents it from making straightforward comparisons with other Midwestern financial services institutions of similar asset size. Consequently, to allow the FHLBank to effectively utilize this competitive data, the compensation consultant to the Compensation Committee has developed a financial services institutions’ Asset Normalization Model (ANM). The ANM identifies the relationship between total assets and net income levels within the Midwestern financial services institution sector. That relationship is used to identify the range of asset sizes of Midwestern financial services institutions that have net income levels comparable to the FHLBank. The 50th percentile market values of executive officer positions at Midwestern financial services institutions within that range of asset sizes are then computed.

Based on the ANM, in 2007, the Compensation Committee made a determination that the financial services defined labor market consisted of Midwestern financial services institutions with assets of $10 to $12 billion.

A final factor the Compensation Committee considers in its effort to attract and retain highly qualified executives is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at the FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective as it considers or is presented with benchmarked compensation information. In addition, as discussed below, the Compensation Committee believes that the competitive level of compensation paid our executive officers should not only reflect their individual responsibilities and contributions but also provide incentive to achieve our business and financial goals. Comparisons to compensation levels at companies in our defined labor markets are the primary basis used to assess the overall competitiveness of our compensation program. While we believe that our executive compensation practices should also be internally consistent and equitable, the extent to which that can be achieved while maintaining parity to our defined labor markets varies by executive position. In particular, the ability to award incentive compensation opportunities that is internally equitable for the CEO and COO is constrained if parity is maintained with respect to total cash compensation of the other Federal Home Loan Banks at the 50th percentile.

Motivation
Another key objective of our total compensation program is motivating our Named Executive Officers to accomplish business and financial short-term goals that promote a high level of FHLBank performance for our members. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver the desired results of the FHLBank in a highly competitive environment. We also recognize that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote our mission.

Elements of Executive Compensation
To implement our compensation objectives, the elements of our 2007 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual cash incentive awards; (3) retirement and other benefits; and (4) limited perquisites and other personal benefits. With respect to certain retirement, health and other personal benefits, the Named Executive Officers are asked to share in the cost of such benefits on the same basis as all other employees to the extent that it does not threaten the competitiveness of the total compensation program.

Annual Base Salary
A significant element of each Named Executive Officer’s compensation is annual base salary. The Compensation Committee has determined that appropriate annual base salaries for each Named Executive Officer should be competitive at the 50th percentile level of the salaries of comparable executive positions within the defined labor markets. In 2007, annual base salaries paid to the Executive Officers were determined to be competitive at the 50th percentile level within both the FHLBank System and among Midwestern financial services institutions with assets of $10 billion to $12 billion. Separately, the annual base salary for the Director of Risk Analysis was determined to be competitive at the 50th percentile of the pay range for his position.

Each year, adjustments to annual base salaries for the Named Executive Officers are considered based on a number of factors and typically occur in April. The process used to determine specific annual adjustments to base salaries consists of the following:
▪
The annual base salary of the CEO and any adjustments to his annual salary are determined by the Board of Directors, upon the recommendation of the Compensation Committee after the Compensation Committee’s consideration of current market data within the defined labor markets, the results of performance reviews on the CEO’s performance by all directors, his direct reports and the FHLBank’s Director of Internal Audit, and the CEO’s self assessment;

▪
The annual base salaries of the COO, CFO and General Counsel and any adjustments to their annual base salaries are recommended by the CEO and approved by the Compensation Committee after the Compensation Committee’s consideration of current market data within the defined labor markets; and

▪
The annual base salary for the Director of Risk Analysis and any adjustments to his annual salary are recommended by the CFO and approved by the CEO after the CEO’s consideration of current market data within the defined labor markets.

In each case, annual base salary adjustments are based on: (1) each Named Executive Officer’s scope of responsibility and accountability, (2) comparisons to the defined labor markets, (3) performance as measured in terms of bank-wide goals and individual performance goals, and (4) other factors such as experience, time in position, and labor supply and demand considerations. Based on this analysis by the Compensation Committee, the CFO, and the CEO, as appropriate for 2007, each of the Executive Officers received a merit-based increase of 5.0 percent of their base salary and the Director of Risk Analysis received a 3.9 percent merit-based increase in his base salary.

Annual Cash Incentive Awards
In 2007, we made available annual cash incentive awards to all employees, including the Named Executive Officers, in the form of our Performance Pay Plan (PPP). The PPP was designed to provide incentives to the Named Executive Officers and motivate them to promote the FHLBank’s mission and reward them for achieving desired business results defined by performance objectives established by the Board of Directors. The Board of Directors established performance objectives in December 2006 for each of the Executive Officers that had to be achieved in order to receive an award under the PPP in 2007. The CEO established identical performance objectives applicable to all other employees under the PPP, including the Director of Risk Analysis, except the employees of the FHLBank’s Internal Audit department who had distinct performance objectives established by the Audit Committee of the Board of Directors.

In 2007, the Compensation Committee evaluated annual cash incentive opportunities available to the Executive Officers, as well as total cash compensation, compared to both the defined labor markets. The results of that analysis indicated that the annual cash incentive opportunities for the CEO and COO fell significantly below the 50th percentile compared to the Midwestern financial services institutions sector. However, the Compensation Committee determined that adjusting incentive opportunities for the CEO and COO would result in total compensation exceeding the 50th percentile of the FHLBanks. The Compensation Committee determined not to adjust the annual incentive opportunity for the CEO and COO in order to maintain parity with the other FHLBanks.

Effective January 1, 2008, the PPP was terminated in favor of incentive plans that would be separately applicable to the Named Executive Officers and to all other employees. The Board of Directors adopted the Executive Short Term Incentive Plan (ESTIP) on December 22, 2007, which became effective on January 1, 2008 and will govern the eligibility and payout of annual cash incentive awards for the Named Executive Officers in 2008. The purpose of the ESTIP remains the same as that for the prior PPP, which is to promote the mission and financial performance of the FHLBank by providing incentives for accomplishing annual goals that are aligned with the FHLBank’s mission and business objectives and approved by the Compensation Committee of the Board of Directors. A key difference between the PPP and ESTIP is an emphasis in the ESTIP on the achievement of annual versus quarterly goals. In addition, due to the greater impact the Named Executive Officers have on the achievement of the FHLBank’s annual business and financial goals, the Compensation Committee determined that it was best to have a separate incentive plan for the Named Executive Officers that has distinct award opportunities for the Named Executive Officers and is subject to the Compensation Committee’s oversight.

Retirement and Other Benefits
The Board of Directors and FHLBank are committed to providing competitive, high-quality benefits designed to promote health, well-being, good will and income protection for all employees, including the Named Executive Officers. We offer all employees a core level of benefits and a variety of optional benefits including medical, dental, prescription drug, life insurance, long-term disability, flexible spending accounts, employee assistance program and travel accident insurance. The Named Executive Officers participate in these core benefit programs on the same basis as all other full-time employees.

We maintain a comprehensive retirement program for our eligible officers and salaried full-time staff comprised of two qualified pension plans: (1) a defined-benefit plan (established in 1943), and (2) a defined-contribution plan (established in 1972). For our qualified pension plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (the DB Plan) and the Pentegra Financial Institutions Thrift Plan, a retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of the FHLBank (the DC Plan).

All employees who have met the eligibility requirements, including the Named Executive Officers, participate in the DB Plan. The DB Plan requires no employee contributions.

All employees who have met the eligibility requirements can also choose to participate in the DC Plan. The FHLBank matches employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested.  Matching ratios for all employees, including the Named Executive Officers, under the DC Plan are as follows:

Year 1	No match
Years 2 through 3	100 percent match up to 3 percent of employee's eligible compensation
Years 4 through 5	150 percent match up to 3 percent of employee's eligible compensation
After 5 years	200 percent match up to 3 percent of employee's eligible compensation

In response to federal legislation, which imposed restrictions on the pension benefits payable to its executives, the FHLBank subsequently established a third retirement plan, the Benefit Equalization Plan (BEP). The BEP is a non-qualified plan which restores the pension benefits that an eligible employee is restricted from receiving because of the limitations imposed by the IRC on the benefits received from or contributions made to our two qualified pension plans. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the FHLBank’s qualified DB Plan and DC Plan. In this respect, the BEP is an extension of the FHLBank’s retirement commitment to its Named Executive Officers and other highly compensated employees that preserves and restores the full pension benefits that, due to IRC limitations, are not payable from the qualified pension plans.

The BEP was amended, effective January 1, 2008, to allow all participants to defer a percentage of their incentive compensation into the BEP. Previously, participants were only allowed to defer a percentage of their annual base salary into the BEP once the participant maximized his or her contribution into our two qualified retirement plans. This change allows a participant to defer up to 30 percent of both annual base salary and incentive compensation into the BEP. Incentive deferrals into the BEP are not eligible for matching by the FHLBank.

Perquisites and Other Personal Benefits
The Board of Directors views the perquisites afforded to the Named Executive Officers as an element of the total compensation program and, as such, are provided to them primarily as a convenience associated with each position’s duties and responsibilities.

Examples of perquisites that are unique to the Named Executive Officers may include the following:
▪	The personal use of an FHLBank-owned automobile;
▪	Financial and tax planning;
▪	Relocation assistance;
▪	Spousal travel; and
▪	Country Club memberships.

Categorical types of perquisites provided to the Named Executive Officers in 2007 are presented and detailed in the Summary Compensation Table (see Table 73 under this Item 11) and accompanying narrative where aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Why We Choose to Pay these Elements
As previously stated, our primary objectives in designing the compensation elements and the appropriate levels of compensation for each element of total compensation for our Named Executive Officers are: (1) to attract and retain the most highly qualified executive officers and (2) to motivate our Named Executive Officers to achieve desired FHLBank financial and operational results and, thereby, accomplish our mission.

We believe the Compensation Committee’s benchmark analysis, internal analysis related to pay equity among the Named Executive Officers and the Board of Directors’, CEO’s and CFO’s establishment of individual performance objectives for each of the Named Executive Officers establish appropriate compensation levels for each Named Executive Officer that appropriately position us to competitively manage our operations and accomplish our mission.

The mix of compensation elements that comprise the total compensation of our Named Executive Officers, including annual base salary, short-term incentive awards, retirement-related benefits, and other broad-based benefits allows us to provide total compensation that we believe appropriately balances competitive pay practices with compensation at risk for an FHLBank. This means that while we strive to match an appropriate level of comparable compensation to that reflected by our defined labor markets and internal pay analysis through annual base salary and retirement benefits components, we also strive to provide a component of compensation that is at risk but represents an opportunity for reward based on the achievement of FHLBank-wide performance goals.

How We Determined the Amount of Each Element and Their Fit into Our Overall Compensation Objectives
Annual Base Salary
We have historically recruited nationally in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation, the Board of Directors has periodically retained compensation consultants to benchmark competitive levels for annual base salary, annual incentive awards and benefits for the Named Executive Officers. With respect to benchmarking the other FHLBanks, annually a compensation consultant has summarized compensation data reported by the FHLBank System to assist the Compensation Committee in aligning the Named Executive Officers’ cash compensation with the FHLBanks in accordance with the percentile range identified by the Compensation Committee for such purposes.

In order to assist the Compensation Committee in benchmarking the second competitive labor market of Midwestern financial services institutions, the Compensation Committee engaged a consultant, Compensation Planning Group, Inc., in 2007. With the assistance of the consultant, the Compensation Committee used the following process to establish benchmarking levels for the Executive Officers in 2007 related to the Midwestern financial services sector:
▪	Developed an asset normalization model (ANM) that identifies the relationship between total assets and net income levels within the financial services institutions sector;
▪	Used the ANM to identify a range of asset sizes of financial services institutions associated with the net income level of the FHLBank; and then
▪	Utilized published pay data from financial services institutions within the identified asset sizes to compute the 50th percentile market values of its Executive Officer positions.

Finally, the Compensation Committee reviewed published compensation data reported for other GSEs, distinct from the FHLBanks.

Distinctly, the annual base salary for the Director of Risk Analysis was recommended by the CFO and approved by the CEO based on factors such as the annual salary budget and the 50th percentile of the salary range for his position in the defined labor market.

In addition to using benchmarking, as defined above, the performance of each Executive Officer and the Director of Risk Analysis was considered in determining merit increases to annual base salaries. In 2007, for the Executive Officers, performance was measured in terms of accomplishment of FHLBank-wide goals, both as reflected in the PPP goals as well as the FHLBank’s Strategic Business Plan. For the Director of Risk Analysis, performance was measured in terms of defined and observable results, which were achieved within his areas of supervisory responsibility. In addition, each individual’s performance and level of contribution to the FHLBank was considered.

As previously noted, the annual adjustment to the CEO’s annual base salary was approved by the Compensation Committee. Proposed increases in the annual base salaries for the other members of the Executive Officers were proposed by the CEO and were reviewed and confirmed by the Compensation Committee. The annual base salary for the Director of Risk Analysis was recommended by the CFO and approved by the CEO.

Short-Term Incentive Compensation
To effectively motivate the Named Executive Officers to accomplish short-term goals that promote the FHLBank’s performance, the FHLBank believes that incentive awards must represent pay at risk. In other words, the administration of the FHLBank’s incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are not distributed if such goals are not met.

In 2007, the Board of Directors established five performance objectives for the Named Executive Officers under the PPP, and the CEO established identical performance objectives for all other employees, with the exception of the employees of the Internal Audit department. The Compensation Committee of the Board of Directors then approved quarterly and annual payouts under the PPP to the Named Executive Officers based upon the quantitative achievement of the five performance objectives within a range of defined performance standards. Award levels were set at threshold, target and maximum percentages of annual base salary. So long as at least a threshold level of performance was achieved, payouts were made up to a maximum payout percentage set for each Named Executive Officer. Under the PPP, the Compensation Committee had the discretion to reduce or eliminate the amount of an award otherwise payable to a Named Executive Officer due to extenuating circumstances that the committee could subjectively determine warranted reduction or elimination of an award. Such discretion has not been historically exercised by the Board of Directors under the PPP and was not exercised in 2007. In addition, the Compensation Committee established a holdback of twenty percent of each earned award that would only be paid at year-end if the FHLBank achieved at least a threshold level of performance for the year against the core return on Class B Stock objective described below. The performance objectives against which the Named Executive Officers’ performance were evaluated in 2007 represented a mix of profit-oriented and service-oriented targets, and reflected the fact that our primary mission as a cooperatively owned GSE is providing overall benefits to our members in the form of products, services and dividends. These performance objectives were measured in terms of: (1) core return on Class B Stock, (2) loan penetration among members, (3) profit-oriented product utilization by members, (4) mission-oriented product utilization by members, and (5) congressional outreach. Table 72 presents the award each named Executive Officer could receive at the target level of achievement expressed as a percentage of annual base salary.

Management developed proposed performance objectives based upon board and management discussions with respect to the FHLBank’s primary mission and stockholder perceptions of success. The Board reviewed, challenged and adjusted the proposed performance objectives for 2007 before finalizing the objectives in December 2006. The Board and management established the profitability objective based on: (1) the belief that profitability is critical to the long-term viability of the organization and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of the FHLBank’s products and services. This profitability measure represented the spread between the core return available for Class B Common Stock and the weighted average daily three-month London Interbank Offered Rate (LIBOR). The Board next established an objective addressing average advance usage by members as a percentage of each member’s balance sheet, and two objectives addressing the number of FHLBank products used by members on average. One addressed profit generating products and the other addressed non-profit generating products. A key driver in the development of the objectives was the Board’s perspective that it was important for us to serve all members, regardless of asset size. Consequently, the product-oriented objectives represented an average of the ratios calculated across all members unweighted by asset size. The final objective addressed congressional outreach. The purpose of this objective was to encourage communication to members of Congress and their staffs regarding our role and importance in supporting the residential mortgage finance, affordable housing and community development sectors.

The CEO proposed to the Compensation Committee threshold and target levels of performance based on past results and projected future results, and our ability to influence the results. The Compensation Committee reviewed the performance objectives for reasonableness and the Board of Directors subsequently approved all performance achievement levels.

Award values as a percentage of annual base salary for performance goal achievement were assigned based on the individual’s relative position in the hierarchy of the FHLBank. The Named Executive Officer’s position in the hierarchy of the FHLBank partially reflects the individual’s role in the strategic decisions of the FHLBank as well as the individual’s influence over our overall operations and culture. In order to maintain annual total cash compensation parity with the other FHLBanks, award levels for the CEO and COO were set at levels below the 50th percentile of the Midwestern financial services institutions with assets between $10 and $12 billion. Incentive levels for the CEO and COO may be considered, therefore, less reflective of these Named Executive Officers’ roles in the strategic decisions of the FHLBank as well as these individuals’ influence over the overall operations and culture of the FHLBank.

Table 72

Position	Target
CEO	55 percent
COO, CFO and General Counsel	45 percent
Director of Risk Analysis	35 percent

During 2007, the FHLBank did not offer the Named Executive Officers the opportunity to earn long-term incentives. However, the FHLBank recognizes that, despite its emphasis on annual cash compensation, long-term incentive goals may be developed that have strategic value. At the discretion of the Board of Directors, in the future we may provide some executives the opportunity to earn long-term incentives for accomplishing three-to-five year goals that have clear strategic value to the FHLBank. The FHLBank believes that any long-term incentive plans must be self-funding, and must avoid transferring any financial risk to the FHLBank.

Severance Policy
We provide severance benefits to the Named Executive Officers pursuant to the FHLBank’s Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers, including the Named Executive Officers, from loss of income during a period of unemployment. An officer of the FHLBank is eligible to receive severance pay under the policy if the FHLBank terminates the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment, (2) the officer’s employment is terminated by the FHLBank for misconduct, or, (3) the officer accepts employment or refuses other employment offered by the FHLBank at or before the time of termination.

Provided the requirements of the policy are met and the officer provides the FHLBank an enforceable release, the officer will receive severance pay equal to the following amount of the officer’s final annual base salary indicated for the officer’s title. Officer titles not specifically listed will be paid the same number of weeks as the next lower ranking title.

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

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chairman
Lindel E. Pettigrew
Michael M. Berryhill
Robert E. Caldwell II
Thomas H. Olson

Table 73 presents the Summary Compensation Table for the Named Executive Officers.

Table 73

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew J. Jetter[2]	2007	$560,269	$0	$278,815	$152,048	$53,514	$1,044,646
President & CEO	2006	533,750	0	285,347	371,117	59,859	1,250,073
David S. Fisher[3]	2007	352,762	0	143,632	39,000	25,399	560,793
EVP & COO	2006	340,000	50,000	148,668	0	21,573	560,241
Mark E. Yardley[4]	2007	274,947	0	111,949	96,222	26,803	509,921
EVP & CFO	2006	251,837	0	109,816	143,142	21,359	526,154
Patrick C. Doran[5]	2007	223,070	0	90,826	19,171	14,983	348,050
SVP & General Counsel	2006	210,000	0	91,887	16,000	14,102	331,989
Frank M.Tiernan[6]	2007	177,744	0	56,640	128,024	14,557	376,965
SVP & Director of Risk Analysis & Financial Operations	2006	171,143	0	59,393	133,020	14,662	378,218

[1]	All compensation reported under “non-equity incentive plan compensation” represents performance bonuses earned pursuant to achievement of performance objectives under the FHLBank’s PPP.
[2]
Above market earnings for Mr. Jetter were $8,048 and $15,117 for 2007 and 2006, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $53,000 and $46,000 for 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $91,000 and $310,000 for 2007 and 2006, respectively. All other compensation for Mr. Jetter includes $14,463 in perquisites and personal benefits consisting of an automobile allowance, country club membership and expenses for spousal travel; life insurance premiums in the amount of $1,697; and long term disability premiums in the amount of $1,173 for 2007. The FHLBank’s contribution to the DC Plan was $13,500 for 2007. The FHLBank’s contribution to the defined contribution portion of the BEP was $22,681 for 2007.

[3]
The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $15,000 for 2007. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $24,000 for 2007. All other compensation for Mr. Fisher includes life insurance premiums in the amount of $884 and long term disability premiums in the amount of $911 for 2007. The FHLBank’s contribution to the DC Plan was $6,328 for 2007. The FHLBank’s contribution to the defined contribution portion of the BEP was $17,276 for 2007.

[4]
Above market earnings for Mr. Yardley were $2,222 and $1,142 for 2007 and 2006, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $60,000 and $53,000 for 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $34,000 and $89,000 for 2007 and 2006, respectively. All other compensation for Mr. Yardley includes life insurance premiums in the amount of $780 and long term disability premiums in the amount of $885 for 2007. The FHLBank’s contribution to the DC Plan was $13,310 for 2007. The FHLBank’s contribution to the defined contribution portion of the BEP was $11,828.

[5]
Above market earnings for Mr. Doran were $171 and $0 for 2007 and 2006, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $13,000 and $10,000 for 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $6,000 in both 2007 and 2006. All other compensation for Mr. Doran includes life insurance premiums in the amount of $624 and long term disability premiums in the amount of $690 for 2007. The FHLBank’s contribution to the DC Plan was $9,772 for 2007. The FHLBank’s contribution to the defined contribution portion of the BEP was $3,897 for 2007.

[6]
Above market earnings for Mr. Tiernan were $24 and $20 for 2007 and 2006, respectively. The aggregate change in the value of Mr. Tiernan’s accumulated benefit under the FHLBank’s DB Plan was $134,000 and $122,000 for 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was ($6,000) and $11,000 for 2007 and 2006, respectively. All other compensation for Mr. Tiernan includes life insurance premiums in the amount of $490 and long term disability premiums in the amount of $567 for 2007. The FHLBank’s contribution to the DC Plan was $13,500 for 2007.

Table 74 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 74

Name	Grant Date[2]	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[1]
		Threshold	Target	Maximum
Andrew J. Jetter	01/01/2007	$0	$59,402	$85,539
President & CEO	04/01/2007	0	62,372	89,816
	07/01/2007	0	62,372	89,816
	10/01/2007	0	124,002	178,563
David S. Fisher	01/01/2007	0	30,601	44,066
EVP & COO	04/01/2007	0	32,131	46,269
	07/01/2007	0	32,131	46,269
	10/01/2007	0	63,880	91,987
Mark E. Yardley	01/01/2007	0	23,851	34,345
EVP & CFO	04/01/2007	0	25,043	36,062
	07/01/2007	0	25,043	36,062
	10/01/2007	0	49,789	71,696
Patrick C. Doran	01/01/2007	0	19,351	27,865
SVP & General Counsel	04/01/2007	0	20,318	29,258
	07/01/2007	0	20,318	29,258
	10/01/2007	0	40,395	58,168
Frank M. Tiernan	01/01/2007	0	12,093	17,414
SVP & Director of Risk Analysis & Financial Operations	04/01/2007	0	12,558	18,084
	07/01/2007	0	12,558	18,084
	10/01/2007	0	25,001	36,001

[1]	Amounts reflected in this table represent the applicable range of possible payouts under the PPP and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2007.
[2]	Dates represent the date a cash award was granted to each Named Executive Officer. All awards were payable at a later date.

2007 Performance Pay Plan
Under the PPP, Named Executive Officer’s may earn a percentage of their quarterly base salary upon achieving performance objectives established by the Board of Directors. For 2007, these performance objectives included: (1) core return on Class B Stock as a spread over three-month LIBOR, which is (a) net income calculated under GAAP but excluding prepayments fees, gains or losses from security sales, gains/losses on early debt retirement and related derivatives and regulatory adjustments, less an amount equal to earnings from Class A Common Stock calculated at an earnings-neutral rate; divided by (b) average Class B Common Stock for the period; minus (c) average three-month LIBOR for the period (150 percent of target for maximum award); (2) average advance penetration among members (150 percent of target for maximum award); (3) profit-oriented product utilization by members (150 percent of target for maximum award); (4) mission-oriented product utilization by members (120 percent of target for maximum award); and (5) congressional outreach (120 percent of target for maximum award).

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

Target Awards
Named Executive Officers’ quarterly total target awards for achieving target-level performance on all five performance objectives were calculated by multiplying the Named Executive Officers’ quarterly salaries by a weighted percentage for each performance objective. The value of the target award percent varies depending upon the Named Executive Officer. The value for the CEO is 55 percent. The value for the CFO, COO, and General Counsel was 45 percent; and the value for the Director of Risk Analysis was 35 percent.

Named Executive Officers’ quarterly performance awards, for achieving target-level performance on a particular performance objective, were calculated by multiplying their total target awards by the performance objective’s weight (i.e., single performance award = total target award x performance objective weight). These weights varied, depending upon the Named Executive Officer. For the CEO, CFO, COO and General Counsel, the performance objective weight for: (1) core return on Class B Stock was 40 percent, (2) advance penetration among members was 25 percent, (3) profit-oriented product utilization was 15 percent, (4) mission-oriented product utilization was 15 percent, and (5) congressional outreach was 5 percent. For the Director of Risk Analysis, the performance objective weight for: (1) core return on Class B Stock was 35 percent, (2) advance penetration among members was 25 percent, (3) profit-oriented product utilization was 15 percent, (4) mission-oriented product utilization was 20 percent, and (5) congressional outreach was 5 percent.

Threshold and Maximum Awards
Under the PPP, Named Executive Officers do not receive quarterly awards for achieving threshold-level performance. The Named Executive Officer’s performance of a particular performance objective must exceed threshold in order to be eligible for an award. The award for achieving “optimum-level” performance (or “maximum” as provided in Table 74) is determined by multiplying the performance objective’s target award by 144 percent (i.e., maximum award = target award x 144 percent).

Intermediate Awards
The FHLBank’s performance may, of course, be intermediate to threshold and target, or to target and maximum. In such cases, Named Executive Officers may receive a pro rata portion of the award.

Holdbacks
Twenty percent of the calculated quarterly incentive award was retained by the FHLBank and paid after the end of the PPP plan period if: (1) the Named Executive Officer was employed by the FHLBank on the last day of the plan year; (2) no pro-ration or forfeiture provisions in the PPP applied and (3) the FHLBank achieves at least threshold performance on its core return on Class B Common Stock objective.

FHLBank Pay Mix
The short-term nature of the PPP, and absence of discretionary bonuses, reflect the FHLBank’s focus on compensation for performance and annual cash compensation to drive that performance. The proportions of Named Executive Officers’ 2007 total compensation that is represented by their salaries and by short-term cash incentive awards reflect the FHLBank’s effort to establish the appropriate competitiveness of each compensation element.

Pension Benefits
Table 75 presents the Pension Benefits Table for the Named Executive Officers.

Table 75

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter President & CEO	Pentegra Defined Benefit Plan for Financial Institutions	19.583	$407,000	$0
	FHLBank Benefit Equalization Plan	19.583	1,170,000	0
David S. Fisher EVP & COO	Pentegra Defined Benefit Plan for Financial Institutions	0.917	15,000	0
	FHLBank Benefit Equalization Plan	0.917	24,000	0
Mark E. Yardley EVP & CFO	Pentegra Defined Benefit Plan for Financial Institutions	22.250	483,000	0
	FHLBank Benefit Equalization Plan	22.250	317,000	0
Patrick C. Doran SVP & General Counsel	Pentegra Defined Benefit Plan for Financial Institutions	2.667	29,000	0
	FHLBank Benefit Equalization Plan	2.667	13,000	0
Frank M. Tiernan SVP & Director of Risk Analysis &	Pentegra Defined Benefit Plan for Financial Institutions	20.833	1,047,000	0
Financial Operations	FHLBank Benefit Equalization Plan	20.833	30,000	0

The FHLBank’s DB Plan covers all full time employees of the FHLBank who have met the eligibility requirements of attainment of age 21 and twelve months of employment, including the Named Executive Officers. An employee is not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to the plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2 percent of his/her highest 3-year average salary multiplied by his/her years of benefit service, up to 30 years. Three participants are eligible to receive benefits in excess of 2.00 percent because of a plan change in 2003. The amount in excess of 2.00 percent is a calculated “frozen add-on,” determined at the time of the plan change. The formula for this “frozen add-on” is [old benefit formula as of August 31, 2003 minus new benefit formula as of September 1, 2003 equals the frozen add-on]. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)17 limit of $225,000 on earnings for 2007. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415 benefit limit is $180,000 for 2007. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50.

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

The FHLBank’s contributions to the DB Plan through June 30, 1987, represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $2,494,000 in 2007. The DB Plan is a multiple-employer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2007. The present value of the current accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value at 7.75 percent interest and 50 percent of benefit value at 5.00 percent interest, discounted to the current age of each Named Executive Officer at 7.75 percent interest. The present value of benefits accrued after that date is valued at 7.75 percent interest. At December 31, 2007, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 1994 Group Annuity Static Mortality Table with a five-year mortality improvement projection; (3) a 4.98 percent average salary increase adjustment; and (4) a 6.25 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation
Table 76 presents the Nonqualified Deferred Compensation Table for the Named Executive Officers.

Table 76

Name	Executive Contributions in Last FY*	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Andrew J. Jetter President & CEO	$11,340	$22,681	$39,173[1]	$0	$630,970
David S. Fisher EVP & COO	22,905	17,276	617	0	78,941
Mark E. Yardley EVP & CFO	36,558	11,828	16,650[2]	0	290,964
Patrick C. Doran SVP & General Counsel	2,257	3,897	1,749[3]	0	31,725
Frank M. Tiernan SVP & Director of Risk Analysis & Financial Operations	0	0	101[4]	0	1,572

*	All amounts are also included in the salary column of the Summary Compensation Table.
[1]	For Mr. Jetter, $8,048 of this amount was also reported as above market earnings in the Summary Compensation Table.
[2]	For Mr. Yardley, $2,222 of this amount was also reported as above market earnings in the Summary Compensation Table.
[3]	For Mr. Doran, $171 of this amount was also reported as above market earnings in the Summary Compensation Table.
[4]	For Mr. Tiernan, $24 of this amount was also reported as above market earnings in the Summary Compensation Table.

The BEP is, in part, an unfunded, nonqualified deferred compensation plan (the Supplemental Thrift Plan). The Supplemental Thrift Plan allows the Named Executive Officers, who so choose, to receive a credit for elective contributions in excess of the maximum permitted by the IRC limitations in the FHLBank’s DC Plan in which they participate. If portions of the Named Executive Officer’s regular DC Plan account contributions are returned after the end of the preceding year because of IRC limitations, the Named Executive Officer is credited with make-up contributions under the Supplemental Thrift Plan equal to his returned portions.

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

The Supplemental Thrift Plan allows Named Executive Officers to elect annually either a rate of return based on the FHLBank’s return on equity for 2007, or the rate of return resulting from investments in options available under the FHLBank’s DC Plan. The latter includes funds representing a variety of investment risk, including index funds, income funds, bond funds, value funds, and growth funds.

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

Director Compensation
Table 77 presents the Director Compensation Table for the FHLBank’s 2007 Board of Directors.

Table 77

Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings[1]	All Other Compensation[2]	Total
Michael M. Berryhill	$17,967	$0	$600	$18,567
Robert Caldwell II	17,967	0	0	17,967
James R. Hamby	17,967	0	0	17,967
Thomas E. Henning	14,973	0	0	14,973
Steven D. Hogan	17,967	0	1,350	19,317
Andrew C. Hove, Jr.	14,973	0	5,000	19,973
Jane C. Knight	17,967	180	1,600	19,747
Richard S. Masinton	11,978	0	1,000	12,978
Lawrence L. McCants	17,967	0	0	17,967
Neil F. M. McKay	14,973	0	0	14,973
Thomas H. Olson	17,967	109	5,000	23,076
Lindel E. Pettigrew	23,955	0	0	23,955
Bruce A. Schriefer	17,967	0	500	18,467
Gordon C. Smith, Jr.	17,967	0	0	17,967
Ronald K. Wente	29,944	3,715	5,000	38,659

[1]	Values represent above market earnings.
[2]
All other compensation consists exclusively of charitable matching contributions made by the FHLBank on behalf of the respective director pursuant to the FHLBank’s Matching Gift Program. Contributions made to eligible nonprofit organizations in Colorado, Kansas, Nebraska or Oklahoma are matched on a dollar-for-dollar basis up to an aggregate maximum of $5,000 per calendar year. Due to timing differences between submission of invoices and payment, the actual expenditures listed could exceed $5,000 for the year.

In accordance with the Finance Board’s regulations and the Bank Act, the FHLBank has established a formal policy governing the payment to directors of reasonable compensation for the performance of their duties as members of the Board of Directors. The purpose of the policy is to ensure compliance with the restrictions and limitations imposed by the Finance Board’s regulations and the Bank Act. Under this policy, the maximum compensation limitations for board members in 2007 were: Chair – $29,944, Vice-chair – $23,955, and all other board members – $17,967. Annually, the Finance Board adjusts the limits on maximum director compensation based on the annual percentage increase in the Consumer Price Index for all urban consumers as published by the Department of Labor. For 2008, the maximum compensation limitations for board members are: Chair – $31,232, Vice-chair – $24,986, and all other board members – $18,739.

The Directors’ Nonqualified Deferred Compensation Program allows directors to defer all or a portion of their fees, and elect annually a rate of return based on the FHLBank’s return on equity for 2007, or the rate of return resulting from investment in options available under the FHLBank’s DC Plan.

Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. Total travel expenses in the amount of $209,000 were paid for the FHLBank’s directors in 2007 for travel integrally and directly related to the performance of the directors’ duties.

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

Table 78 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2007. Of these stockholders, no officer or director currently serves on the FHLBank’s Board of Directors.

Table 78

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,991,419	14.1%
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	1,927,775	9.1
Security Life of Denver Ins Co	1290 Broadway	Denver	CO	1,559,872	7.3
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,393,803	6.5
TOTAL				7,872,869	37.0%

Additionally, because of the fact that a majority of the Board of Directors of the FHLBank is nominated and elected from the membership of the FHLBank, these nominated and elected directors are officers of member institutions that own the FHLBank’s capital stock. Table 79 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of December 31, 2007, for member institutions whose officers served as directors of the FHLBank in 2007:

Table 79

Total Capital Stock Outstanding to Member Institutions whose Officers Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Vision Bank	1800 Arlington St	Ada	OK	35,977	0.2%
Liberty Federal Savings Bank	401 W Broadway	Enid	OK	32,548	0.2
Golden Belt Bank, FSA	901 Washington Street	Ellis	KS	29,234	0.1
First National Bank	PO Box 570	Goodland	KS	18,687	0.1
Morgan Federal Bank	321 Ensign Street	Fort Morgan	CO	18,002	0.1
Chickasha Bank & Trust Company	1924 S 4th Street	Chickasha	OK	6,366	0.0
First National Bank of Steamboat Springs	600 S Lincoln Ave	Steamboat Springs	CO	3,141	0.0
Bankers Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,172	0.0
Lisco State Bank	102 Coldwater	Lisco	NE	954	0.0
TOTAL				147,081	0.7%

Item 13: Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Since the FHLBank is a cooperative, ownership of our capital stock is a prerequisite for our members to transact business with us. In recognition of this organizational structure, the SEC granted us an accommodation pursuant to a “no action letter,” dated May 23, 2006, which relieves us from the requirement to make disclosures under Item 404(a) of Regulation S-K for transactions with related persons, such as our members and directors, which occur in the ordinary course of business.

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

Thomas E. Millburn is currently and was during the 2007 fiscal year employed by the FHLBank as First Vice President, Director of Internal Audit. Mr. Millburn’s base salary and annual incentive compensation opportunity are approved annually by the FHLBank’s Audit Committee of the Board of Directors.

Denise L. Cauthon is currently and was during the 2007 fiscal year employed by the FHLBank as First Vice President, Controller. Ms. Cauthon’s base salary and annual incentive compensation opportunity are approved annually by the FHLBank’s Compensation Committee of the Board of Directors.

See Item 11 for a discussion of the compensation of the FHLBank’s other executives.

The FHLBank has a written “Related Person Transactions Policy” (Policy) that provides for the review and approval or ratification by our Audit Committee of any transaction with a related person that is outside the ordinary course of business. Under the Policy, transactions with related persons that are in the ordinary course of business are deemed pre-approved.

A “Related Person” under the Policy is:
▪	Any person who is, or at any time since the beginning of the FHLBank’s last fiscal year was, a director, member of the Affordable Housing Advisory Council, or an executive officer of the FHLBank;
▪	Any immediate family member of any of the foregoing persons;
▪	Any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a general partner or principal or in a similar position; or
▪	Any member institution (or successor) of the FHLBank who is known to be the beneficial owner of more than five percent of FHLBank voting securities.

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing the FHLBank’s products and services listed in the Member Products and Services Guide to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or situations where the FHLBank obtains products or services from a Related Person where the rates and charges involved in the transactions are subject to competitive bidding.

Transactions outside the ordinary course of business, with Related Persons that have a direct or indirect material interest, and exceed $120,000 are subject to Audit Committee review and approval under the Policy and include situations in which: (1) the FHLBank obtains products or services from a Related Party of a nature, quantity or quality, or on terms, that are not readily available from alternative sources, or (2) the FHLBank provides products or services to a Related Party on terms not comparable to those provided to unrelated parties.

In 2007, there were no Related Party transactions outside the ordinary course of business that necessitated review or approval by the Audit Committee.

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

In order to assist the Board of Directors in making an affirmative determination of each director’s independence under the Nasdaq Independence Standards, the Board of Directors: (1) applied categorical standards for independence contained in the Guidelines; (2) determined subjectively the independence of each director; and (3) considered the recommendation of the Audit Committee following its assessment of the independence of each director. The Board of Directors’ determination of independence under the Nasdaq Independence Standards rested upon a finding that each director has no relationship, which in the opinion of the Board of Directors, would interfere with that director’s exercise of independent judgment in carrying out the responsibilities of the director. Since under Finance Board regulations, each appointed director must be a bona fide resident of our district, and each elected director must be an officer or director of one of our members, the Board of Directors included in its consideration whether any of these relationships would interfere with the exercise of independent judgment of a particular director.

Committee Independence
In addition to the Nasdaq Independence Standards for committee members, the FHLBank’s Audit Committee members are subject to the independence standards of the Finance Board. Finance Board regulations state that a director will be considered sufficiently independent to serve as an Audit Committee member, if that director does not have a disqualifying relationship with the FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include but are not limited to:
▪	Being employed by the FHLBank in the current year or any of the past five years;
▪	Accepting compensation from the FHLBank other than compensation for service as a director;
▪	Serving or having served in any of the past five years as a consultant, advisor, promoter, underwriter, or legal counsel of or to the FHLBank; or
▪	Being an immediate family member of an individual who is, or has been in any of the past five years, employed by the FHLBank as an executive officer.

As of March 27, 2008, all members of the FHLBank’s Audit Committee were independent under the Finance Board’s audit committee independence criteria. These criteria are posted on the corporate governance page of the FHLBank’s Web site at www.fhlbtopeka.com.

Item 14: Principal Accounting Fees and Services

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2006 and 2007. These services have included audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 80 sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2007 and 2006 by its external accounting firm PricewaterhouseCoopers LLP (dollar amounts in thousands):

Table 80

	2007	2006
Audit fees	$602	$904
Audit-related fees	94	33
Tax consultation fees	0	0
All other fees	12	15
TOTAL	$708	$952

Audit fees during the years ended December 31, 2007 and 2006, respectively, were for professional services rendered for the audits of the FHLBank’s annual financial statements and review of financial statements included in the FHLBank’s Form 10, annual reports on Form 10-K and quarterly reports on Form 10-Q.

Audit-related fees for the years ended December 31, 2007 and 2006, respectively, were for assurance and related services primarily related to accounting consultations.

The FHLBank is exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2007 and 2006.

All other fees during the years ended December 31, 2007 and 2006, respectively, were for other non audit-related consulting services and electronic workpaper and audit management software. No fees were paid to the external accounting firm for financial information system design and implementation.

Prior to approving PricewaterhouseCoopers LLP as the FHLBank’s independent accountants for 2007, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence.

PART IV

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

3.2	Amended and Restated Bylaws.
4.1	Exhibit 4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2*	Exhibit 10.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Directors’ Nonqualified Deferred Compensation Program, is incorporate herein by reference as Exhibit 10.2.
10.3*	Exhibit 10.3 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Performance Pay Plan, is incorporated herein by reference as Exhibit 10.3.
10.4	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.4.
10.4.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.4.1.
10.4.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.4.2.
10.5	Exhibit 10.5 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Lease Agreement, is incorporated herein by reference as Exhibit 10.5.
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

99.1	Exhibit 99.1 to the 2006 Annual Report on Form 10-K, filed on March 30, 2007, Federal Home Loan Bank of Topeka Audit Committee Charter, is incorporated herein by reference as Exhibit 99.1.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.

*      Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: March 27, 2008	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 27, 2008
Andrew J. Jetter	(Principal Executive Officer)

/s/Mark E. Yardley	Executive Vice President and Chief Financial Officer	March 27, 2008
Mark E. Yardley	(Principal Financial Officer)

/s/Denise L. Cauthon	First Vice President and Controller	March 27, 2008
Denise L. Cauthon	(Principal Accounting Officer)

/s/Ronald K. Wente	Chairman of the Board of Directors	March 27, 2008
Ronald K. Wente

/s/Lindel E. Pettigrew	Vice Chairman of the Board of Directors	March 27, 2008
Lindel E. Pettigrew

/s/Michael M. Berryhill	Director	March 27, 2008
Michael M. Berryhill

/s/Robert E. Caldwell, II	Director	March 27, 2008
Robert E. Caldwell, II

/s/James R. Hamby	Director	March 27, 2008
James R. Hamby

/s/Thomas E. Henning	Director	March 27, 2008
Thomas E. Henning

/s/Steven D. Hogan	Director	March 27, 2008
Steven D. Hogan

/s/Andrew C. Hove, Jr.	Director	March 27, 2008
Andrew C. Hove, Jr.

/s/Jane C. Knight	Director	March 27, 2008
Jane C. Knight

/s/Richard S. Masinton	Director	March 27, 2008
Richard S. Masinton

/s/Lawrence L. McCants	Director	March 27, 2008
Lawrence L. McCants

/s/Neil F. M. McKay	Director	March 27, 2008
Neil F. M. McKay

/s/Thomas H. Olson	Director	March 27, 2008
Thomas H. Olson

/s/Bruce A. Schriefer	Director	March 27, 2008
Bruce A. Schriefer

/s/Gordon C. Smith, Jr.	Director	March 27, 2008
Gordon C. Smith, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of Topeka at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Bank’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2008

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION

(In thousands, except par value)
	December 31,
	2007	2006
ASSETS
Cash and due from banks (Note 3)	$1,724	$375
Interest-bearing deposits	6,152,857	4,327,459
Federal funds sold	5,150,000	8,054,500
Trading securities (Notes 4, 19)	1,654,043	704,125
Available-for-sale securities (Note 5)	0	101,668
Held-to-maturity securities[1] (Notes 6, 19)	7,589,391	8,377,383
Advances (Notes 7, 18)	32,057,139	28,445,245
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $844 and $854 (Notes 8, 18)	2,349,367	2,372,939
Accrued interest receivable	197,114	176,087
Premises, software and equipment, net	17,953	19,797
Derivative assets (Note 9)	137,251	66,623
Other assets (Note 17)	85,377	92,766

TOTAL ASSETS	$55,392,216	$52,738,967

LIABILITIES AND CAPITAL
Liabilities:
Deposits (Notes 10, 18):
Interest-bearing:
Demand	$122,364	$102,309
Overnight	1,210,500	1,005,500
Term	1,250	1,051
Other	59,400	1,400
Non-interest-bearing:
Demand	10	16
Other	6,692	8,130
Total deposits	1,400,216	1,118,406

Consolidated obligations, net (Note 11):
Discount notes	19,896,098	16,736,007
Bonds	31,213,358	32,038,999
Total consolidated obligations, net	51,109,456	48,775,006

Mandatorily redeemable capital stock (Note 14)	36,147	46,232
Accrued interest payable	321,516	336,743
Affordable Housing Program (Note 12)	41,118	36,023
Payable to Resolution Funding Corp. (REFCORP) (Note 13)	10,528	8,941
Derivative liabilities (Note 9)	139,321	203,579
Other liabilities (Notes 15 and 17)	38,216	42,383

TOTAL LIABILITIES	53,096,518	50,567,313

Commitments and contingencies (Notes 1, 7, 8, 9, 11, 12, 13, 14, 15 and 17)

Capital (Notes 14, 18):
Capital stock outstanding – putable:
Class A ($100 par value; 6,042 and 5,323 shares issued and outstanding)	604,190	532,321
Class B ($100 par value; 14,870 and 14,747 shares issued and outstanding)	1,486,997	1,474,671
Total capital stock	2,091,187	2,006,992
Retained earnings	206,607	171,755
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 5)	0	(4,437)
Net unrealized loss relating to hedging activities (Notes 1, 9)	(21)	(128)
Defined benefit pension plan – prior service cost (Note 15)	41	66
Defined benefit pension plan – net loss (Note 15)	(2,116)	(2,594)

TOTAL CAPITAL	2,295,698	2,171,654

TOTAL LIABILITIES AND CAPITAL	$55,392,216	$52,738,967

[1]	Fair value: $7,514,404 and $8,314,299 at December 31, 2007 and 2006.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME

(In thousands)
	Year ended December 31,
	2007	2006	2005
INTEREST INCOME:
Interest-bearing deposits	$255,297	$249,243	$115,086
Federal funds sold and securities purchased under agreements to resell	346,935	217,370	141,763
Trading securities (Note 4)	44,984	37,029	37,183
Available-for-sale securities (Note 5)	1,633	2,543	2,598
Held-to-maturity securities (Note 6)	432,902	406,916	297,059
Advances (Note 7)	1,540,301	1,412,564	961,094
Prepayment fees on terminated advances (Notes 1, 7)	575	1,149	43,358
Mortgage loans held for portfolio (Note 8)	121,691	122,368	122,488
Overnight loans to other Federal Home Loan Banks	196	53	171
Other	3,849	4,326	4,674
Total interest income	2,748,363	2,453,561	1,725,474

INTEREST EXPENSE:
Deposits (Note 10)	48,558	38,480	25,605
Consolidated obligations (Note 11):
Discount Notes	783,906	670,818	433,407
Bonds	1,680,751	1,525,049	1,037,503
Overnight loans from other Federal Home Loan Banks	205	93	120
Securities sold under agreements to repurchase	0	0	1,592
Mandatorily redeemable capital stock (Note 14)	2,101	2,594	384
Other	1,607	1,880	2,114
Total interest expense	2,517,128	2,238,914	1,500,725

NET INTEREST INCOME	231,235	214,647	224,749
Provision for (reversal of) credit losses on mortgage loans (Note 8)	(25)	358	335
NET INTEREST INCOME AFTER LOAN LOSS PROVISION/REVERSAL	231,260	214,289	224,414

OTHER INCOME:
Service fees	4,203	3,665	3,450
Net gain (loss) on trading securities (Note 4)	18,348	(7,415)	(23,490)
Net realized gain (loss) on sale of available-for-sale securities (Note 5)	(2,254)	0	0
Net realized gain (loss) on sale or call of held-to-maturity securities (Note 6)	(962)	14	0
Net gain (loss) on derivatives and hedging activities (Note 9)	(10,145)	11,538	28,614
Net realized gain (loss) on retirement of debt	0	(4,696)	(19,808)
Other	1,030	1,264	1,143
Total other income	10,220	4,370	(10,091)

OTHER EXPENSES:
Compensation and benefits (Note 15)	19,719	18,151	16,176
Other operating (Note 17)	11,961	10,312	8,578
Finance Board (Note 1)	1,547	1,379	1,378
Office of Finance (Note 1)	1,739	1,393	1,372
Other	2,288	1,976	1,948
Total other expense	37,254	33,211	29,452

INCOME BEFORE ASSESSMENTS	204,226	185,448	184,871

Affordable Housing Program (Note 12)	16,886	15,411	15,131
REFCORP (Note 13)	37,468	34,009	33,948
Total assessments	54,354	49,420	49,079

NET INCOME	$149,872	$136,028	$135,792

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE - DECEMBER 31, 2004	3,256	$325,643	14,795	$1,479,426	$86,738	$(5,014)	$1,886,793
Proceeds from sale of capital stock	69	6,903	4,923	492,327			499,230
Repurchase/redemption of capital stock			(35)	(3,519)			(3,519)
Comprehensive income:
Net income					135,792
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale (AFS) securities						(1,457)
Reclassification adjustment for (gain) loss on hedging activities included in net income						109
Minimum pension liability						(1,072)
Total comprehensive income							133,372
Net transfer of shares to mandatorily redeemable capital stock	(2,203)	(220,328)	(3,771)	(377,023)			(597,351)
Net transfer of shares between Class A and Class B	3,855	385,541	(3,855)	(385,541)			0
Dividends on capital stock (Class A – 3.7%, Class B – 4.9%, Note 14):
Cash payment					(348)		(348)
Stock issued			849	84,912	(84,912)		0
BALANCE - DECEMBER 31, 2005	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Proceeds from sale of capital stock	61	6,078	6,729	672,948			679,026
Repurchase/redemption of capital stock			(314)	(31,443)			(31,443)
Comprehensive income:
Net income					136,028
Other comprehensive income:
Net unrealized gain (loss) on AFS securities						1,185
Reclassification adjustment for (gain) loss on hedging activities included in net income						107
Minimum pension liability						107
Total comprehensive income							137,427
Adjustment to initially apply Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)						(1,058)	(1,058)
Net transfer of shares to mandatorily redeemable capital stock	(987)	(98,757)	(4,314)	(431,364)			(530,121)
Net transfer of shares between Class A and Class B	1,272	127,241	(1,272)	(127,241)			0
Dividends on capital stock (Class A – 4.3%, Class B – 6.1%, Note 14):
Cash payment					(354)		(354)
Stock issued			1,012	101,189	(101,189)		0
BALANCE - DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$171,755	$(7,093)	$2,171,654

[1]	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (continued)

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE - DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$171,755	$(7,093)	$2,171,654

Proceeds from sale of capital stock	60	6,018	18,873	1,887,354			1,893,372
Repurchase/redemption of capital stock	(2)	(285)	(743)	(74,272)			(74,557)
Comprehensive income:
Net income					149,872
Other comprehensive income:
Net unrealized gain (loss) on AFS securities						2,183
Reclassification adjustment for (gain) loss relating to AFS securities included in net income						2,254
Reclassification adjustment for (gain) loss on hedging activities included in net income						107
Amortization of prior service cost on defined benefit pension plan						(25)
Net gain (loss) on defined benefit pension plan						210
Amortization of net loss on defined benefit pension plan						268
Total comprehensive income							154,869
Net transfer of shares to mandatorily redeemable capital stock	(1,018)	(101,828)	(17,474)	(1,747,439)			(1,849,267)
Net transfer of shares between Class A and Class B	1,679	167,964	(1,679)	(167,964)			0
Dividends on capital stock (Class A – 4.4%, Class B – 6.5%, Note 14):
Cash payment					(373)		(373)
Stock issued			1,146	114,647	(114,647)		0
BALANCE - DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$206,607	$(2,096)	$2,295,698

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS

(In thousands)
	Year ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,872	$136,028	$135,792

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	42,948	28,375	7,057
Concessions on consolidated obligation bonds	8,797	5,743	8,013
Premiums and discounts on investments, net	7,590	(8,463)	657
Premiums, discounts and commitment fees on advances	(49,725)	(57,234)	(56,766)
Discounts on Housing and Community Development advances	(6)	(6)	(7)
Premiums, discounts and deferred loan costs on mortgage loans, net	1,123	1,181	1,997
Fair value adjustments on hedged assets or liabilities	54,783	60,562	70,556
Other comprehensive income	350	107	109
Premises, software and equipment	3,519	3,007	1,871
Provision for (reversal of) credit losses on mortgage loans	(25)	358	335
Non-cash interest on mandatorily redeemable capital stock	2,091	2,588	380
Net realized (gain) loss on sale of available-for-sale securities	2,254	0	0
Net realized (gain) loss on sale or call of held-to-maturity securities	962	(14)	0
Net realized (gain) loss on disposals of premises, software and equipment	285	0	0
Net realized (gain) loss on retirement of debt	0	4,696	19,808
Other gains	(73)	(75)	(15)
(Increase) decrease in trading securities	(949,918)	9,865	26,330
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(5,526)	(13,030)	(32,255)
(Increase) decrease in accrued interest receivable	(21,027)	(24,865)	(19,696)
(Increase) decrease in derivative asset - net accrued interest	(19,495)	(53,963)	(1,897)
(Increase) decrease in other assets	321	(510)	1,503
Increase (decrease) in accrued interest payable	(15,227)	85,535	8,008
(Increase) decrease in derivative liability - net accrued interest	16,300	(8,416)	904
Increase (decrease) in Affordable Housing Program liability	5,095	5,456	5,008
Increase (decrease) in REFCORP liability	1,587	(4,021)	6,089
Increase (decrease) in other liabilities	669	913	(3,137)
Total adjustments	(912,348)	37,789	44,852
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(762,476)	173,817	180,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(1,825,398)	71,264	(1,274,670)
Net (increase) decrease in Federal funds sold	2,904,500	(3,550,000)	(874,500)
Net (increase) decrease in short-term held-to-maturity securities	623,788	(936,096)	(219,454)
Proceeds from sales or calls of held-to-maturity securities	81,092	704	0
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,283,920	1,359,167	2,311,718
Purchases of long-term held-to-maturity securities	(1,202,886)	(1,345,466)	(2,237,932)
Proceeds from sale of available-for-sale securities	102,377	0	0
Principal collected on advances	514,729,916	444,820,173	353,712,675
Advances made	(518,117,245)	(446,209,623)	(353,731,823)
Principal collected on mortgage loans held for portfolio	277,825	276,456	339,052
Mortgage loans held for portfolio originated or purchased	(254,696)	(228,969)	(327,797)
Principal collected on other loans made	1,321	1,236	1,214
Proceeds from sale of premises, software and equipment	23	0	0
Purchases of premises, software and equipment	(1,983)	(3,916)	(2,830)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,397,446)	(5,745,070)	(2,304,347)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)

(In thousands)
	Year ended December 31,
	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$281,810	$217,693	$14,836
Net proceeds from sale of consolidated obligation:
Discount notes	865,622,299	824,871,964	848,802,399
Bonds	20,560,658	10,959,499	8,363,026
Payments for maturing and retired consolidated obligation:
Discount notes	(862,494,431)	(821,606,263)	(848,150,604)
Bonds	(21,761,064)	(8,962,810)	(6,730,862)
Net increase (decrease) in other borrowings	(5,000)	(5,000)	(7,000)
Proceeds from issuance of capital stock	1,893,372	679,026	499,230
Payments for repurchase/redemption of capital stock	(74,557)	(31,443)	(3,519)
Payments for redemption of mandatorily redeemable capital stock	(1,861,443)	(550,832)	(664,264)
Cash dividends paid	(373)	(354)	(348)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,161,271	5,571,480	2,122,894
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,349	227	(809)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	375	148	957
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$1,724	$375	$148

Supplemental disclosures:
Interest paid	$2,487,583	$2,043,813	$1,439,744

Affordable Housing Program payments	$12,585	$10,819	$10,504

REFCORP payments	$35,881	$38,030	$27,858

Non-cash investing and financing activities:
Lease modification for additional office space	$0	$0	$2,014

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2007, 2006 and 2005

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

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in the FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investment in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, the FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, the FHLBank defines related parties in accordance with Statement of Financial Accounting Standards (SFAS) No. 57, Related Party Disclosures (herein referred to as “SFAS 57”) as those members: (1) with investments in excess of 10 percent of the FHLBank’s total capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on the FHLBank’s board of directors. See Note 18 for more information on related party transactions.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interest-Bearing Deposits and Federal Funds Sold: These investments provide short-term liquidity and are carried at cost.

Investment Securities: The FHLBank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value. The FHLBank records changes in the fair value of these investments through other income. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities and holds these investments indefinitely as management periodically evaluates its liquidity needs. For asset/liability management purposes, all non-mortgage-backed securities currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments.

The FHLBank classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.

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

"Mortgage Partnership Finance" and "MPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

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

If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the Statements of Income as other expense. The FHLBank did not experience any other-than-temporary impairment in the value of investments during 2007, 2006 or 2005.

Advances: The FHLBank presents advances net of premiums, discounts and fair value basis adjustments. The FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned. In accordance with the Federal Home Loan Bank Act of 1932 (Bank Act), as amended, and as more fully discussed in Note 7, the FHLBank obtains sufficient collateral on advances to protect it from losses. The Bank Act limits collateral on advances to certain investment securities, residential mortgage loans, deposits with the FHLBank and other real estate-related assets. However, community financial institutions (CFI) (during 2007, any FDIC-insured institutions with average assets of $599,000,000 or less for the previous three-year period) are able to utilize expanded statutory collateral rules for secured small business and agriculture loans. The FHLBank has not experienced any losses on advances since its inception. Because of the collateral pledged as security on the advances and prior repayment history, FHLBank management deems it unnecessary to establish an allowance for credit losses on advances.

Commitment Fees: In 2007, the FHLBank began offering a standby credit facility (SCF) product, which is a commitment to issue an advance, which would re-price daily based upon the overnight Federal funds rate. Commitment fees for the SCF are recorded as deferred credits when received and amortized over the terms of the SCF using a straight-line method. Commitment fees for letters of credit are recorded as deferred credits when received and amortized over the terms of the letters of credit using a straight-line method. The FHLBank believes the likelihood of standby letters of credit or SCF commitments being drawn upon is remote based upon past experience.

Prepayment Fees: The FHLBank charges prepayment fees to its members when certain advances are repaid before their original maturities. The FHLBank records prepayment fees net of hedging fair value basis adjustments included in the book basis of the advance, as “Prepayment fees on terminated advances” in the interest income section of its Statements of Income.

In cases where new advances are issued concurrent with advances terminating or within a short period after termination, the FHLBank evaluates whether new advances meet the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with Emerging Issues Task Force (EITF) Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. This is accomplished by comparing the advance terms and comparing present value calculations of the cash flows under the terms of the new advance and under the terms of the original advance. If the new advance qualifies as a modification, the net prepayment fee received on the prepaid advance is deferred as a discount and included in the basis of the modified advance. The basis adjustment is amortized over the life of the modified advance to advance interest income. If the modified advance is hedged, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. Modified hedged advances are marked to fair value after the modification, and subsequent fair value changes are recorded in “Net gain (loss) on derivatives and hedging activities” in other income. The basis adjustment amortization amounted to a net increase (decrease) to net interest income of $742,000, $950,000 and $(10,510,000) during 2007, 2006 and 2005, respectively. The net prepayment fees are recorded as “Prepayment fees on terminated advances” in the interest income section of the Statements of Income if it is determined the advance should be treated as a new advance and not a modification of the existing advance.

Mortgage Loans Held in Portfolio: The FHLBank participates in the MPF Program under which the FHLBank invests in government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) loans and conventional residential mortgage loans, which are funded by the FHLBank through, or purchased from, its participating members, also referred to as Participating Financial Institutions (PFI). For one of the FHLBank’s MPF products, a member originates mortgage loans as an agent for the FHLBank and the loans are funded directly by the FHLBank. This process is commonly referred to as table funding. For all other MPF products, a member sells closed loans to the FHLBank. The FHLBank manages the liquidity, interest rate and options risks of the loans. Dependent upon the member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank and the member share in the credit risk of the loans with the FHLBank assuming the first loss obligation limited by the First Loss Account (FLA) for each pool of mortgage loans sold by the member, and the member assuming mortgage loan losses in excess of the FLA up to the amount of the member’s credit enhancement obligation as specified in the master agreement for each pool of mortgage loans purchased from the member. Any losses in excess of the FLA and the credit enhancement obligation on each pool of mortgage loans purchased from or originated through a participating member are the responsibility of the FHLBank.

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

The FHLBank classifies MPF Program loans as held for investment and, accordingly, reports them at their principal amount outstanding, net of unamortized premiums, unaccreted discounts and deferred loan fees associated with table funded loans, and unrealized gains and losses from mortgage purchase commitments.

Real estate owned (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures. REO is initially recorded (and subsequently carried at the lower of cost or fair value less estimated selling costs) as other assets in the Statements of Condition. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm’s-length transaction. If the fair value of the real estate owned is less than the recorded investment in the MPF loan at the date of transfer, the FHLBank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses on REO are included in other income.

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

The FHLBank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses inherent within the FHLBank’s conventional mortgage loan portfolio as of the Statement of Condition date. Within the FHLBank’s calculation of its allowance for credit losses on mortgage loans, actual losses greater than the FLA for each pool of mortgage loans purchased from a member are offset by the member’s credit enhancement obligation for the pool of loans. The FHLBank performs periodic reviews of its portfolio to identify the inherent losses within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past and current performance, the amounts and timing of future cash flows, loan portfolio characteristics (e.g., loan-to-value ratios, debt-to-income ratios and FICO scores for individual loans), collateral valuations, industry data and prevailing economic conditions. The FHLBank has participated in the MPF Program since 2000 with limited historical loss data for its pool of mortgages. The FHLBank has utilized loss history of loan pools at other financial institutions with similar characteristics to determine a reasonable basis for its credit loss allowance. In the event the FHLBank generates a calculated loan loss in excess of the FLA for a master agreement, the FHLBank nets the PFI’s credit enhancement obligation against the calculated reserve to arrive at its share of the anticipated losses. All PFI credit enhancement obligations are fully collateralized with assets allowed by the FHLBank’s member products policy. As a result of this analysis, the FHLBank recorded an allowance for credit losses of $844,000 and $854,000 as of December 31, 2007 and 2006, respectively. No specific allocation of the allowance for credit losses is assigned to loans considered impaired, because there were no impaired loans as of December 31, 2007 and 2006.

Premises, Software and Equipment: These assets are stated at cost less accumulated depreciation and amortization of $10,661,000 and $7,556,000 as of December 31, 2007 and 2006, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized and ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $3,519,000, $3,007,000 and $1,871,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Gains and losses on disposals are included in other income. The net realized loss on disposal of premises, software and equipment was $285,000, $0 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (herein referred to as “SOP 98-1”). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2007 and 2006, the FHLBank had $6,138,000 and $7,558,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. Amortization of computer software costs charged to expense was $2,182,000, $1,953,000 and $1,017,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Derivatives: Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (herein referred to as “SFAS 133”). Accordingly, all derivatives are recognized on the Statements of Condition at their fair value. In accordance with SFAS 133, each derivative is designated as one of the following:
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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as an adjustment to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. Changes in the fair value of an economic or intermediary hedge are recorded in current-period earnings. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income. Therefore, both the net interest on the stand-alone derivative and the fair value changes are recorded in other income as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

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

The FHLBank may acquire investments, may issue debt and may make advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value and designated as a stand-alone derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” under SFAS 115 as well as hybrid financial instruments accounted for under SFAS 155), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value, and no portion of the contract is separately accounted for as a derivative.

When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield method. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current-period earnings. When the FHLBank discontinues hedge accounting because it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value and amortizes the cumulative other comprehensive income adjustment to earnings when earnings are affected by the original forecasted transaction. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings.

Premiums paid to acquire options, including caps and floors, are included in the initial basis of the derivative and reported in derivative assets or derivatives liabilities on the Statements of Condition. Fair values of derivatives are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as a derivative asset and, if negative, a derivative liability. See Note 9 for more information.

Concessions on Consolidated Obligations: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using a level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to the FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of the FHLBank. Unamortized concessions were $22,934,000 and $23,222,000 at December 31, 2007 and 2006, respectively, and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense. Concessions on bonds totaled $8,797,000, $5,743,000 and $8,013,000 in 2007, 2006 and 2005, respectively. Concessions on discount notes totaled $1,816,000, $1,533,000, and $1,500,000 in 2007, 2006 and 2005, respectively.

Discounts and Premiums on Consolidated Obligations: The discounts on consolidated obligation discount notes are accreted to expense on the straight-line method throughout the terms of the related notes because of their short-term nature. During 2007, the average term of the FHLBank’s discount notes was less than two months. The discounts and premiums on consolidated obligation bonds, including zero coupon bonds, are accreted or amortized to expense over the contractual terms of the bond issues using a level-yield methodology.

Mandatorily Redeemable Capital Stock: In accordance with the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (herein referred to as “SFAS 150”), the FHLBank reclassifies all stock subject to redemption from equity to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from equity to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank will be reflected as financing cash outflows in the Statements of Cash Flows once settled. If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

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

Housing and Community Development (HCD) Programs: As more fully discussed in Note 12, the FHLBank is required to establish, fund and administer an Affordable Housing Program (AHP). The required annual AHP funding is charged to earnings, and an offsetting liability is established. The AHP funds provide subsidies to members to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. The FHLBank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. When an AHP advance is made, the present value of the variation in the cash flow caused by the difference between the AHP advance rate and the FHLBank’s related estimated cost of funds rate for a comparable maturity is charged against the AHP liability. The offsetting entry is recorded as a discount on AHP advances, which is accreted on the level-yield method over the term of the related AHP advance.

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

Resolution Funding Corp. (REFCORP) Assessments: Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it is required to make quarterly payments to REFCORP to pay toward interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 13 for more information.

Estimated Fair Values: Many of the FHLBank’s financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, the FHLBank has used significant estimates and present value calculations for the purpose of disclosing estimated fair values. At December 31, 2006, book values were assumed to approximate fair values for financial instruments with three months or less to re-pricing or maturity. At December 31, 2007, all estimated fair values, regardless of re-pricing or maturity, were derived from quoted market prices or determined by calculating the present values of the expected future cash flows. The difference between methods used to estimate fair values is not significant. The estimated fair values of the FHLBank’s financial instruments and related assumptions are detailed in Note 16.

Cash Flows: For purposes of the Statements of Cash Flows, the FHLBank considers cash on hand and due from banks as cash and cash equivalents.

Reclassifications: Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentations.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

Issuance of SFAS 157: In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
▪	Level 1 – quoted prices in active markets for identical assets or liabilities;
▪	Level 2 – directly or indirectly observable inputs other than quoted prices; and
▪	Level 3 – unobservable inputs.

SFAS 157 requires disclosures detailing: (1) the extent to which companies measure assets and liabilities at fair value; (2) the methods and assumptions used to measure fair value and (3) the effect of fair value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operation or cash flows.

Issuance of SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”). SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. Changes in the fair value for the selected items will be recorded in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied to the entire instrument. SFAS 159 is effective as of the beginning of the FHLBank’s first fiscal year that begins after November 15, 2007 (January 1, 2008 for the FHLBank). The adoption of this statement did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, “Amendment of FASB Interpretation No. 39” (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39, “Offsetting of Amounts Related to Certain Contracts – An interpretation of APB Opinion No. 10 and FASB Statement No. 105” (herein referred to as “FIN 39”) to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS 133. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. FSP FIN 39-1 requires the FHLBank to consistently offset the derivative fair value and the collateral fair value. The FHLBank will be required to recognize the effects of applying FIN 39-1 through retrospective application to all financial statements presented unless it is impracticable to do so. The FHLBank, upon adoption of FSP FIN 39-1, will be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank). The adoption of this staff position did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of Implementation Issue E23: In January 2008, the FASB issued Statement 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68 (herein referred to as “Issue E23”). Issue E23 provides implementation guidance related to settlement of a hedged item subsequent to swap trade date and non-zero fair value at inception of the hedging relationship. Issue E23 amends paragraph 68 of SFAS 133 to clarify that the shortcut method can be applied to a hedging relationship designated on trade date, even though the hedged item is not recognized for accounting purposes until settlement date, as long as the period of time between the trade date and settlement date is within established market conventions. In addition, Issue E23 amends paragraph 68 (b) to allow for an interest rate swap to have a non-zero fair value at inception of the hedging relationship provided that the swap was entered into at the hedge’s inception for a transaction price of zero and the non-zero fair value is due solely to the existence of a bid-ask spread in the entity’s principal or most advantageous market, as applicable under SFAS 157. Issue E23 is effective for hedging relationships designated on or after January 1, 2008. However, as part of the implementation of Issue E23, the FHLBank is required to assess preexisting hedging relationships to determine if they met the requirements of Issue E23 at the inception of the hedging relationship. If any preexisting hedging relationships do not qualify for the shortcut method, the hedging relationships will be de-designated prospectively. The adoption of this implementation issue did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of SFAS 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The adoption of SFAS 161 is not expected to have any impact on the FHLBank’s financial condition, results of operations or cash flows. The FHLBank has not yet determined the extent to which these requirements will modify or augment its existing disclosures, nor has it determined whether it will early adopt this standard.

NOTE 3 – CASH AND DUE FROM BANKS

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks. The amount shown as cash and due from banks includes $10,000 and $16,000 of reserve deposits with the Federal Reserve Banks as of December 31, 2007 and 2006, respectively.

NOTE 4 – TRADING SECURITIES

Major Security Types: Trading securities as of December 31, 2007 and 2006 are summarized in the following table (in thousands):

	Estimated Fair Values
	2007	2006

FHLBank[1] obligations	$213,046	$15,052
Fannie Mae[2] obligations	110,457	181,611
Freddie Mac[2] obligations	520,252	503,406
Federal Farm Credit Bank[2] obligations	0	620
Subtotal	843,755	700,689
Mortgage-backed securities:
Fannie Mae[2]	477,692	0
Freddie Mac[2]	330,044	0
Ginnie Mae[3]	2,552	3,436
Mortgage-backed securities	810,288	3,436
TOTAL	$1,654,043	$704,125

[1]	See Note 19 for transactions with other FHLBanks.
[2]
Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of December 31, 2007 and 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007	2006

Due in one year or less	$99,781	$90,890
Due after one year through five years	371,976	354,844
Due after five years through 10 years	371,998	254,955
Due after 10 years	0	0
Subtotal	843,755	700,689
Mortgage-backed securities	810,288	3,436
TOTAL	$1,654,043	$704,125

For securities held as of December 31, 2007, the unrealized net gain (loss) on trading securities during the years ended December 31, 2007, 2006 and 2005 included a net gain (loss) of $19,283,000, $(5,668,000) and $(18,963,000), respectively.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Major Security Types: The FHLBank held no securities classified as available-for-sale at December 31, 2007. The cost basis, unrealized gains and losses and estimated fair values of available-for-sale securities as of December 31, 2006 are as follows (in thousands). All securities as of December 31, 2006 were U.S. Treasury obligations.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

As of December 31, 2006	$106,105	$0	$4,437	$101,668

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

Interest Rate Payment Terms: All securities classified as available-for-sale securities as of December 31, 2006 were fixed rate securities.

Gains and Losses: Net losses were realized on the sale of available-for-sale securities during the year ended December 31, 2007 and are included in other income. There were no sales of available-for-sale securities during 2006 or 2005. Following are details of the 2007 sales (in thousands):

2007

Total proceeds	$102,377

Gross gains	$0
Gross losses	(2,254)
NET LOSS	$(2,254)

The following table summarizes (in thousands) the available-for-sale securities with unrealized losses as of December 31, 2006. The unrealized losses were aggregated by major security type and length of time that individual securities had been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses

U.S. Treasury obligations	$0	$0	$101,668	$4,437	$101,668	$4,437
TOTAL TEMPORARILY IMPAIRED SECURITIES	$0	$0	$101,668	$4,437	$101,668	$4,437

A security is considered impaired if its fair value is less than its cost. Impairment is evaluated by considering the severity and duration of the impairment in relation to the forecasted recovery of fair value. If the impairment is determined to be other than temporary, the security is written down to fair value, and the resulting loss is recognized through earnings. The FHLBank believed it was probable that it would be able to collect all amounts due according to the contractual terms of the individual securities. The FHLBank concluded that, based on the creditworthiness of the issuer, the unrealized loss on each security in the above table represented a temporary impairment and did not require adjustment to the carrying amount of any of the individual securities. Additionally, at December 31, 2006 the FHLBank had the ability and the intent to hold such securities through to recovery of the unrealized losses.

Investments were in unrealized loss positions due to increases in interest rates that caused security fair values to temporarily fall below amortized cost values. Such fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management.

NOTE 6 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of December 31, 2007 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

State or local housing agency obligations	$191,170	$1,646	$112	$192,704
Commercial paper	1,143,067	0	0	1,143,067
Subtotal	1,334,237	1,646	112	1,335,771
Mortgage-backed securities:
Fannie Mae[1]	1,579,409	2,671	19,527	1,562,553
Freddie Mac[1]	1,638,400	6,112	16,966	1,627,546
Ginnie Mae[2]	44,033	735	3	44,765
Other[3]	2,993,312	2,448	51,991	2,943,769
Mortgage-backed securities	6,255,154	11,966	88,487	6,178,633
TOTAL	$7,589,391	$13,612	$88,599	$7,514,404

Held-to-maturity securities as of December 31, 2006 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values

Fannie Mae[1] obligations	$100,008	$0	$8	$100,000
Freddie Mac[1] obligations	99,940	0	2	99,938
State or local housing agency obligations	238,873	1,444	4,211	236,106
Commercial paper	1,774,449	0	0	1,774,449
Subtotal	2,213,270	1,444	4,221	2,210,493
Mortgage-backed securities:
Fannie Mae[1]	1,145,425	2,269	7,942	1,139,752
Freddie Mac[1]	1,379,899	2,671	10,918	1,371,652
Ginnie Mae[2]	17,118	186	0	17,304
Other[3]	3,621,671	3,121	49,694	3,575,098
Mortgage-backed securities	6,164,113	8,247	68,554	6,103,806
TOTAL	$8,377,383	$9,691	$72,775	$8,314,299

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.
[3]	Primarily consists of private-label mortgage-backed securities.

The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $12,716,000 and $9,859,000 as of December 31, 2007 and 2006, respectively. Other investments included net discounts of $0 and $52,000 as of December 31, 2007 and 2006, respectively.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of December 31, 2007 and 2006 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007		2006
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values

Due in one year or less	$1,143,067	$1,143,067	$1,974,397	$1,974,386
Due after one year through five years	10,305	10,840	10,000	10,539
Due after five years through 10 years	2,600	2,620	600	620
Due after 10 years	178,265	179,244	228,273	224,948
Subtotal	1,334,237	1,335,771	2,213,270	2,210,493
Mortgage-backed securities	6,255,154	6,178,633	6,164,113	6,103,806
TOTAL	$7,589,391	$7,514,404	$8,377,383	$8,314,299

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,237,672	$2,098,195
Variable rate	96,565	115,075
Subtotal	1,334,237	2,213,270

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	1,269	26,621
Variable rate	17,119	23,497
Collateralized mortgage obligations:
Fixed rate	3,179,470	3,645,173
Variable rate	3,057,296	2,468,822
Subtotal	6,255,154	6,164,113
TOTAL	$7,589,391	$8,377,383

Gains and Losses: Net gains and losses were realized on the sale or call of securities during the years ended December 31, 2007 and 2006 and are included in other income. In 2007, all securities sold had paid down below 15 percent of the principal outstanding at acquisition. In 2006, two held-to-maturity securities were called by the issuers. There were no sales of securities during 2005. Following are details of the 2007 and 2006 sales and calls (in thousands):

	2007	2006

Total proceeds	$81,092	$704

Gross gains	$378	$14
Gross losses	(1,340)	0
NET GAIN (LOSS)	$(962)	$14

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses

State or local housing agency obligations	$499	$2	$6,429	$110	$6,928	$112
Subtotal	499	2	6,429	110	6,928	112
Mortgage-backed securities:
Fannie Mae[1]	1,033,655	8,962	235,468	10,565	1,269,123	19,527
Freddie Mac[1]	1,009,711	11,321	231,838	5,645	1,241,549	16,966
Ginnie Mae[2]	1,157	3	0	0	1,157	3
Other[3]	726,818	11,547	1,770,037	40,444	2,496,855	51,991
Mortgage-backed securities	2,771,341	31,833	2,237,343	56,654	5,008,684	88,487
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,771,840	$31,835	$2,243,772	$56,764	$5,015,612	$88,599

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses

Fannie Mae[1] obligations	$0	$0	$100,000	$8	$100,000	$8
Freddie Mac[1] obligations	99,938	2	0	0	99,938	2
State or local housing agency obligations	16,889	126	52,455	4,085	69,344	4,211
Subtotal	116,827	128	152,455	4,093	269,282	4,221
Mortgage-backed securities:
Fannie Mae[1]	184,010	594	348,227	7,348	532,237	7,942
Freddie Mac[1]	347,055	1,540	386,993	9,378	734,048	10,918
Other[2]	397,136	1,237	2,260,847	48,457	2,657,983	49,694
Mortgage-backed securities	928,201	3,371	2,996,067	65,183	3,924,268	68,554
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,045,028	$3,499	$3,148,522	$69,276	$4,193,550	$72,775

[1]	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
[2]	Ginnie Mae securities are guaranteed by the U.S. government
[3]	Primarily consists of private-label mortgage-backed securities.

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

NOTE 7 – ADVANCES

Redemption Terms: As of December 31, 2007 and 2006, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.64 percent at both year ends as summarized in the following table (in thousands):

	December 31, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year or less	$16,252,321	4.70%	$16,628,892	5.14%
Due after one year through two years	2,867,691	4.79	1,815,262	4.57
Due after two years through three years	2,469,243	5.22	2,539,993	4.87
Due after three years through four years	1,068,415	4.92	1,788,008	5.46
Due after four years through five years	821,707	4.56	1,147,407	4.97
Thereafter	8,374,402	4.66	4,546,448	4.68
Total par value	31,853,779	4.74%	28,466,010	5.02%
Discounts on HCD advances	(45)		(51)
Premiums on other advances	89		125
Discounts on other advances	(39,710)		(89,406)
SFAS 133 fair value adjustments	243,026		68,567
TOTAL	$32,057,139		$28,445,245

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2007 and 2006, include callable advances totaling $6,003,155,000 and $3,781,912,000, respectively. Of these callable advances, there were $5,984,368,000 and $3,779,516,000 of variable rate advances as of December 31, 2007 and 2006, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	2007	2006

Due in one year or less	$21,237,585	$18,956,544
Due after one year through two years	2,664,563	1,697,254
Due after two years through three years	2,341,743	2,358,273
Due after three years through four years	1,037,401	1,657,008
Due after four years through five years	700,765	1,039,820
Thereafter	3,871,722	2,757,111
TOTAL PAR VALUE	$31,853,779	$28,466,010

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to adjustable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of December 31, 2007 and 2006, included convertible advances totaling $4,843,833,000 and $3,996,241,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	2007	2006

Due in one year or less	$20,290,004	$19,600,307
Due after one year through two years	2,808,991	2,324,512
Due after two years through three years	1,954,002	2,242,244
Due after three years through four years	573,190	1,207,667
Due after four years through five years	391,907	591,682
Thereafter	5,835,685	2,499,598
TOTAL PAR VALUE	$31,853,779	$28,466,010

Security Terms: The FHLBank lends to members and approved housing associates involved in housing finance within the Tenth District, which comprises the states of Colorado, Kansas, Nebraska and Oklahoma. Advances are made in accordance with federal statutes, including the Bank Act as amended. The FHLBank is required by statute to obtain security interests in sufficient collateral on advances to protect against losses and to accept as collateral on such advances only U.S. government or government agency securities, residential mortgage loans and securities backed by such, cash, deposits in the FHLBank and other real estate-related assets. In addition, the Bank Act permits members that qualify as a CFI also to pledge small-business, small-farm, and small-agribusiness loans. As provided in the Bank Act, a borrowing member’s investment in the capital stock of the FHLBank is pledged as additional collateral on the member’s advances. As of December 31, 2007 and 2006, the FHLBank had security interests in collateral with an estimated value in excess of outstanding advances.

All advances outstanding as of December 31, 2007 and 2006, were collateralized by the above types of collateral pursuant to written security agreements. Based on the financial condition of a member that has advances outstanding, the FHLBank allows two options: (a) members can physically retain collateral assigned to the FHLBank provided they execute written security agreements and agree to hold such collateral for the benefit of the FHLBank; or (b) members can specifically assign or physically place such collateral with the FHLBank or its safekeeping agent.

Beyond these provisions, Section 10(e) of the Bank Act affords any security interest granted by a member to the FHLBank priority over the claims or rights of any other party (including any receiver, conservator, trustee or similar lien creditor). The two exceptions are claims of bona fide purchasers for value and actual secured parties holding perfected security interests, provided that those claims would be entitled to priority under otherwise applicable law.

Credit Risk: While the FHLBank has never experienced a credit loss on an advance to a member, the expanded eligible collateral for CFIs and non-member housing associates provides the potential for additional credit risk for the FHLBank. FHLBank management has policies and procedures in place to appropriately manage the potential for additional credit risk from CFI and housing associates’ collateral. To the extent that the expanded eligible collateral for CFIs generally includes higher risk loans and advances to non-member housing associates are made at similar terms to members but without capital stock as collateral, it results in the potential for an increase in the credit risk to the FHLBanks. The increased credit risk from CFI and housing associates collateral is mitigated by the FHLBank through higher haircuts (lower lending values) on such collateral. Additionally, all non-member borrowers, including housing associates, are placed in possession-collateral status and are required to deliver eligible collateral to the FHLBank in an amount that provides a collateral coverage level sufficient to cover its extensions of credit with the FHLBank. Accordingly, the FHLBank has not established an allowance for credit losses on advances.

The FHLBank’s potential credit risk from advances is concentrated in thrifts (34 percent of total advances), commercial banks (30 percent of total advances), credit unions (14 percent of total advances) and insurance companies (21 percent of total advances). As of December 31, 2007 and 2006, the FHLBank had outstanding advances of $9,491,000,000 and $12,992,400,000 to two and three members that individually held 10 percent or more of the FHLBank’s advances, and this represents 29.8 percent and 45.6 percent of total outstanding advances, respectively. The income from advances to these members during 2007 and 2006 totaled $509,813,000 and $602,743,000, respectively. The FHLBank had security interests in collateral with an estimated value in excess of book value of these advances and, therefore, does not expect to incur any credit losses on these advances. See Note 18 for detailed information on transactions with related parties.

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of December 31, 2007 and 2006 (in thousands):

	2007		2006
	Amount	Percentage	Amount	Percentage

Par amount of advances:
Fixed rate	$18,481,206	58.0%	$22,557,448	79.2%
Adjustable rate	13,372,573	42.0	5,908,562	20.8
TOTAL	$31,853,779	100.0%	$28,466,010	100.0%

Information about the estimated fair value of the advances is included in Note 16.

NOTE 8 – MORTGAGE LOANS HELD FOR PORTFOLIO

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

The following table presents information as of December 31, 2007 and 2006 on mortgage loans held for portfolio (in thousands):

	2007	2006

Real Estate
Fixed rate, medium-term[1], single-family mortgages	$749,689	$829,718
Fixed rate, long-term, single-family mortgages	1,597,571	1,540,466
Total par value	2,347,260	2,370,184
Premiums	13,057	14,999
Discounts	(9,913)	(11,090)
Deferred loan costs, net	131	147
SFAS 133 fair value adjustments	(324)	(447)
Total before Allowance for Credit Losses on Mortgage Loans	2,350,211	2,373,793
Allowance for Credit Losses on Mortgage Loans	(844)	(854)
MORTGAGE LOANS, NET	$2,349,367	$2,372,939

[1]	Medium-term defined as a term of 15 years or less.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $2,275,000, $2,481,000 and $2,602,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The par value of mortgage loans held for portfolio outstanding at December 31, 2007 and 2006 was comprised of government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, RHS and HUD) loans totaling $85,698,000 and $63,105,000, respectively, and conventional, size-conforming mortgage loans totaling $2,261,562,000 and $2,307,079,000, respectively.

The allowance for credit losses on mortgage loans as of December 31, 2007, 2006 and 2005, respectively, was as follows (in thousands):

	2007	2006	2005

Balance, beginning of year	$854	$756	$424
Provision for (reversal of) credit losses on mortgage loans	(25)	358	335
Charge-offs	15	(260)	(3)
Recoveries	0	0	0
Balance, end of year	$844	$854	$756

At December 31, 2007 and 2006, the FHLBank had $5,640,000 and $4,379,000, respectively, of non-accrual conventional loans. As of December 31, 2007 and 2006, the FHLBank had $814,000 and $1,273,000, respectively, of REO included in other assets.

The estimated fair value of the mortgage loans held for portfolio as of December 31, 2007 and 2006 is reported in Note 16.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. At December 31, 2007 and 2006, the FHLBank had no recorded investments in impaired mortgage loans.

See Note 18 for detailed information on transactions with related parties.

NOTE 9 – DERIVATIVES AND HEDGING ACTIVITIES

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
▪
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

▪
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

▪
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

Types of Assets and Liabilities Hedged:
Consolidated Obligations - While consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank is individually a counterparty to derivatives associated with specific debt issues. For instance, in a typical transaction involving more than one FHLBank, fixed rate consolidated obligation bonds are issued for one or more FHLBanks, including FHLBank Topeka. In connection with its share of the bond issuance, FHLBank Topeka simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to FHLBank Topeka designed to mirror in timing and amount the cash outflows FHLBank Topeka pays on the consolidated obligation. Such transactions are designated as fair value hedges under SFAS 133. In this type of transaction, FHLBank Topeka typically pays the derivative counterparty a variable cash flow that closely matches the interest payments it receives on short-term or adjustable rate advances. Note, though, that most of the FHLBank’s swapped consolidated obligation bonds are fixed rate, callable bonds where the FHLBank is the sole issuer of the particular debt issue. The swap transaction with a counterparty for debt upon which the FHLBank is the sole issuer follows the same process reflected above (simultaneous, matching terms, etc.). This intermediation between the capital and derivatives markets permits the FHLBank to raise funds at costs lower than would otherwise be available through the issuance of simple fixed or variable rate consolidated obligations in the capital markets.

Advances - With the issuance of a convertible advance, the FHLBank purchases from the member an option that enables the FHLBank to convert an advance from fixed rate to adjustable rate if interest rates increase. Once the FHLBank exercises its option to convert an advance to an at-the-market adjustable rate, the member then owns the option to terminate the converted advance without fee or penalty on the conversion date and each interest rate reset date thereafter. The FHLBank hedges a convertible advance by entering into a cancelable derivative with a non-member counterparty where the FHLBank pays a fixed rate and receives a variable rate. The derivative counterparty may cancel the derivative on a put date. This type of hedge is designated as a fair value hedge under SFAS 133. The counterparty’s decision to cancel the derivative would normally occur in a rising rate environment. If the option is in-the-money, the derivative is cancelled by the derivative counterparty at par (i.e., without any premium or other payment to the FHLBank). When the derivative is cancelled, the FHLBank exercises its option to convert the advance to a variable rate. If a convertible advance is not prepaid by the member upon conversion to an at-the-market adjustable rate advance (i.e., callable adjustable rate advance), any hedge-related unamortized basis adjustment is amortized as a yield adjustment.

When fixed rate advances are issued to one or more borrowers, FHLBank Topeka can either fund the advances with fixed rate consolidated obligations with the same tenor or simultaneously enter into a matching derivative in which the counterparty receives fixed cash flows from FHLBank Topeka designed to mirror in timing and amount the cash inflows FHLBank Topeka receives on the advance. Such transactions are designated as fair value hedges under SFAS 133. In this type of transaction, FHLBank Topeka typically receives from the derivative counterparty a variable cash flow that closely matches the interest payments on short-term discount notes or swapped consolidated obligation bonds.

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

At December 31, 2007 and 2006, the FHLBank’s maximum credit risk, as defined above, was approximately $137,251,000 and $66,623,000, respectively. These totals include $78,216,000 and $58,721,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $59,640,000 and $1,405,000 as collateral as of December 31, 2007 and 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $67,687,000 and $15,006,000 as of December 31, 2007 and 2006, respectively. The counterparty was different each year. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of December 31, 2007, is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total

Total net exposure at fair value	$4,095	$116,989	$13,630	$2,537	$137,251
Collateral held[2]	0	52,705	6,935	2,537	62,177
Net exposure after collateral	$4,095	$64,284	$6,695	$0	$75,074

Notional amount	$748,194	$26,584,251	$9,212,017	$107,782	$36,652,244

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

Intermediary Derivatives: To assist its members in meeting their hedging needs, the FHLBank acts as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members access to the derivative market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. Gains and losses are recorded in other income and presented as “Net gain (loss) on derivatives and hedging activities.”

As of December 31, 2007 and 2006, the notional principal of interest rate swap derivative agreements in which the FHLBank is an intermediary was $173,550,000 and $245,740,000, respectively.

Financial Statement Impact and Additional Financial Information: For the years ended December 31, 2007, 2006 and 2005, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	2007	2006	2005

Gain (loss) related to fair value hedge ineffectiveness	$(2,104)	$1,577	$9,504
Gain (loss) on economic hedges	(8,041)	9,961	19,110
Net gain (loss) on derivatives and hedging activities	$(10,145)	$11,538	$28,614

There were no amounts for the years ended December 31, 2007, 2006 and 2005 that were reclassified into earnings as a result of the discontinuance of cash flow hedges, because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2007, the deferred net gain (loss) relating to hedging activities accumulated in other comprehensive income expected to be reclassified to earnings during the next 12 months is not significant.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation at December 31, 2007 and 2006 (in thousands):

	2007		2006
	Notional	Estimated Fair Value	Notional	Estimated Fair Value

Interest rate swaps
Fair value	$31,581,573	$(131,820)	$31,789,398	$(268,418)
Economic	1,436,164	(18,917)	2,394,758	1,025

Interest rate caps/floors
Fair value	142,500	(202)	217,500	76
Economic	3,471,000	21,267	1,660,000	6,042

Mortgage delivery commitments
Economic	21,007	57	14,006	(31)

TOTAL	$36,652,244	$(129,615)	$36,075,662	$(261,306)

Total derivative fair value excluding accrued interest		$(129,615)		$(261,306)
Accrued interest		127,545		124,350

NET DERIVATIVE FAIR VALUE		$(2,070)		$(136,956)

Net derivative asset balances		$137,251		$66,623
Net derivative liability balances		(139,321)		(203,579)

NET DERIVATIVE BALANCES		$(2,070)		$(136,956)

NOTE 10 – DEPOSITS

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

Deposits classified as demand, overnight and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits were 4.93 percent, 4.83 percent and 3.06 percent during 2007, 2006 and 2005, respectively.

See Note 18 for detailed information on transactions with related parties.

NOTE 11 – CONSOLIDATED OBLIGATIONS

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $1,189,705,970,000 and $951,915,670,000 as of December 31, 2007 and 2006, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments and consolidated obligations transferred from other FHLBanks. Finance Board regulations require that each FHLBank maintain qualifying assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; obligations of, or fully guaranteed by, the United States; secured advances; mortgages, which have any guaranty, insurance, or commitment from the U.S. or any agency of the United States; investments described in Section 16(a) of the Bank Act (e.g., securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located); and other securities that are assigned a rating or assessment by a nationally recognized statistical rating organization (NRSRO) that is equivalent or higher than the rating or assessment assigned by that NRSRO to consolidated obligations.

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders) protection equivalent to that provided under the FHLBanks’ previous leverage limit of 12 times its regulatory capital stock, prior bondholders have a singular claim on a certain amount of the qualifying assets (Special Asset Account or SAA) if the FHLBanks’ regulatory capital stock is less than 8.33 percent of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement.

As of December 31, 2007 and 2006, respectively, the FHLBanks’ combined regulatory capital stock was 4.3 and 4.5 percent of the par value of consolidated obligations outstanding, and the required minimum SAA balance was approximately $6,000 and $26,000. If an FHLBank’s capital-to-asset ratio falls below 2 percent, that FHLBank is required to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ combined SAA to a trust for the benefit of prior bondholders. As of December 31, 2007 and 2006, no FHLBank had a capital-to-asset ratio less than 2 percent; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the capital-to-asset ratio has never fallen below 2 percent for any FHLBank.

General Terms: Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasuries (CMT) and Eleventh District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues such structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in one year or less	$6,498,100	4.31%	$7,279,075	4.15%
Due after one year through two years	4,399,568	4.64	5,812,310	4.43
Due after two years through three years	3,120,616	4.68	2,919,046	4.58
Due after three years through four years	2,143,820	5.00	2,370,417	4.54
Due after four years through five years	2,943,800	4.91	2,489,170	4.66
Thereafter	12,127,827	5.57	11,546,082	4.97
Total par value	31,233,731	4.99%	32,416,100	4.60%
Premium	9,596		9,065
Discount	(15,270)		(15,937)
SFAS 133 fair value adjustments	(14,699)		(370,229)
TOTAL	$31,213,358		$32,038,999

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2007and 2006 includes callable bonds totaling $20,194,827,000 and $22,523,565,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 7), mortgage-backed securities (Notes 4 and 6) and MPF mortgage loans (Note 8). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity of Next Call Date	2007	2006

Due in one year or less	$23,060,927	$25,721,843
Due after one year through two years	3,457,568	2,722,032
Due after two years through three years	1,643,616	1,229,700
Due after three years through four years	580,820	716,905
Due after four years through five years	498,800	530,820
Thereafter	1,992,000	1,494,800
TOTAL PAR VALUE	$31,233,731	$32,416,100

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2007 and 2006 (in thousands):

	2007	2006

Par value of consolidated obligation bonds:
Fixed rate	$21,098,185	$18,934,185
Step ups	5,280,000	8,264,430
Step downs	215,000	150,000
Range bonds	4,450,500	4,888,375
Zero coupon	190,046	179,110
TOTAL PAR VALUE	$31,233,731	$32,416,100

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates

December 31, 2007	$19,896,098	$19,964,789	4.21%

December 31, 2006	$16,736,007	$16,769,707	5.07%

Information about the estimated fair value of the consolidated obligations is included in Note 16.

NOTE 12 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 13.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s regulatory income before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. There was no shortfall in 2007, 2006 or 2005. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Board for a temporary suspension of its AHP contributions.

As of December 31, 2007, the FHLBank’s AHP accrual on its Statements of Condition consisted of $19,742,000 for the 2008 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $21,376,000 for prior years’ AHP (committed but undisbursed).

The following table details the change in the AHP liability for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Appropriated and reserved AHP funds as of the beginning of the period	$36,023	$30,567	$25,559
AHP set aside based on current year income	16,886	15,411	15,131
Direct grants disbursed	(12,585)	(10,819)	(10,504)
Recaptured funds[1]	794	864	381
Appropriated and reserved AHP funds as of the end of the period	$41,118	$36,023	$30,567

[1]
Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); or (3) unused grants. Recaptured funds are reallocated to future periods.

NOTE 13 – RESOLUTION FUNDING CORPORATION (REFCORP)

Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 12. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock under SFAS 150 and net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.

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

The FHLBanks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The FHLBanks’ aggregate payments through 2007 have satisfied $24,159,000 of the $75,000,000 scheduled payment due on October 15, 2013 and all scheduled payments thereafter. This date assumes that all $75,000,000 quarterly payments required after December 31, 2007, will be made as scheduled.

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

The following table details the change in the REFCORP liability for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

REFCORP obligation as of the beginning of the period	$8,941	$12,962	$6,872
REFCORP assessments	37,468	34,009	33,948
REFCORP payments	(35,881)	(38,030)	(27,858)
REFCORP obligation as of the end of the period	$10,528	$8,941	$12,962

NOTE 14 – CAPITAL

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements at December 31, 2007 and 2006 (in thousands):

	2007		2006
	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$665,889	$1,694,013	$466,642	$1,647,068
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,215,689	$2,333,941	$2,109,559	$2,224,979
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,769,611	$3,180,948	$2,636,948	$3,048,513

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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The initial DPT was established by the FHLBank’s board of directors as the average three-month LIBOR for a dividend period plus 50 basis points. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. In June 2005, the board of directors changed the dividend parity threshold to be equal to the average of three-month LIBOR for a dividend period minus 50 basis points. The amended dividend parity threshold was effective for dividends paid during the third and fourth quarters of 2005. In December 2005, the board of directors changed the dividend parity threshold to be equal to the average of three-month LIBOR for a dividend period minus 100 basis points. The amended dividend parity threshold was effective for dividends paid during 2006 and the first three quarters of 2007. In September 2007, the board of directors changed the DPT to be equal to the average effective overnight Federal funds effective rate minus 100 basis points. This DPT was effective for dividends paid during the fourth quarter of 2007 and will continue to be effective until such time as it may be changed by the FHLBank’s board of directors.

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

Mandatorily Redeemable Capital Stock: In accordance with SFAS 150, the FHLBank reclassifies capital stock subject to redemption from equity to liability upon the occurrence of a triggering event. These triggering events include: (1) a member giving notice of intent to withdraw from membership, (2) a member attaining non-member status through merger or acquisition, charter termination, or involuntary termination from membership, or (3) a member submitting a written redemption request. Shares of capital stock are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Income. The repayment of mandatorily redeemable capital stock is reflected as a financing cash outflow in the Statement of Cash Flows.

The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2007, 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $2,101,000, $2,594,000 and $384,000, respectively, were recorded as interest expense.

At December 31, 2007 and 2006, the FHLBank had $36,147,000 and $46,232,000, respectively, in capital stock subject to mandatory redemption from members and former members, consisting of $35,739,000 and $45,590,000, respectively, of Class A Common Stock and $408,000 and $642,000, respectively, of Class B Common Stock. These amounts have been classified as a liability (mandatorily redeemable capital stock) in the Statements of Condition in accordance with SFAS 150.

The following table provides the number of members that notified the FHLBank of their respective decisions to voluntarily redeem their capital stock and the number of redemptions during 2007 and 2006:

	2007	2006

Balance at beginning of period	12	9
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	2	1
Other redemptions	162	141
Redemption of mandatorily redeemable capital stock:
Withdrawals	(1)	0
Other redemptions	(162)	(139)
Balance at end of period	13	12

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

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31, 2007 and 2006 (in thousands). The year of redemption in the table is the later of the end of the redemption period or the maturity date of the activity the stock is related to if the capital stock represents the Activity-based Stock Purchase Requirement for a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). The FHLBank will not redeem or repurchase membership stock (Asset-based Stock Purchase Requirement held in form of Class A Common Stock) until six months after the FHLBank receives notice for withdrawal. The FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	2007	2006

Year 1	$2,593	$11,554
Year 2	15,603	1,077
Year 3	5,947	15,402
Year 4	3,703	5,916
Year 5	626	3,703
Thereafter	7,675	8,580
TOTAL	$36,147	$46,232

The FHLBank’s activity for mandatorily redeemable capital stock was as follows during 2007, 2006 and 2005 (in thousands).

	2007	2006	2005

Balance at beginning of period	$46,232	$64,355	$130,888
Capital stock subject to mandatory redemption reclassified from equity during the period	1,849,267	530,121	597,351
Redemption or repurchase of mandatorily redeemable capital stock during the period	(1,861,443)	(550,832)	(664,264)
Stock dividend classified as mandatorily redeemable capital stock during the period	2,091	2,588	380
Balance at end of period	$36,147	$46,232	$64,355

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

NOTE 15 – EMPLOYEE RETIREMENT PLANS

The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank’s contributions to the Pentegra Defined Benefit Plan through June 30, 1987, represented the normal cost of the plan. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense were $2,494,000, $2,349,000 and $2,052,000 in 2007, 2006 and 2005, respectively. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the FHLBank cannot be made.

The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan, formerly known as the Financial Institutions Thrift Plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $569,000, $511,000 and $469,000 to the Pentegra Defined Contribution Plan in 2007, 2006 and 2005, respectively, were charged to compensation and benefits expense.

In addition, the FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $771,000, $650,000 and $706,000 in 2007, 2006 and 2005, respectively. Compensation and benefits expense and other interest expense includes deferred compensation and accrued earnings under the BEP of $225,000, $218,000 and $143,000 in 2007, 2006 and 2005, respectively.

As indicated previously, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006

Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,733	$5,257
Service cost	189	144
Interest cost	333	297
Benefits paid	(225)	(225)
Actuarial (gain) loss	(210)	260
Projected benefit obligation at end of year	5,820	5,733
Change in plan assets:
Fair value of plan assets at beginning of year	0	0
Employer contributions	225	225
Benefits paid	(225)	(225)
Fair value of plan assets at end of year	0	0
FUNDED STATUS	$5,820	$5,733

The following table details the change in the accumulated other comprehensive income balances related to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2007 (in thousands):

	2007
	Prior Service Cost	Net (Gain) Loss	Total

Balance at beginning of period	$66	$(2,594)	$(2,528)
Net gain (loss) on defined benefit pension plan	0	210	210
Amortization	(25)	268	243
Balance at end of period	$41	$(2,116)	$(2,075)

Amounts recognized in the Statements of Condition for the FHLBank’s BEP at December 31, 2006 are as follows (in thousands):

2006

Other liabilities	$5,733
Total liabilities	5,733

Accumulated Other Comprehensive Income:
Defined benefit pension plan – prior service cost	$66
Defined benefit pension plan – net loss	(2,594)
Total accumulated other comprehensive income	$(2,528)

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2007, 2006 and 2005, were (in thousands):

	2007	2006	2005

Service cost	$189	$144	$95
Interest cost	333	297	271
Amortization of prior service cost	(25)	(25)	(24)
Amortization of net loss	268	227	358
NET PERIODIC POSTRETIREMENT BENEFIT COST	$765	$643	$700

The measurement date used to determine the current year’s benefit obligation was December 31, 2007.

Key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2007, 2006 and 2005 were:

	2007	2006	2005

Discount rate	6.25%	5.50%	5.50%
Salary increases	4.98%	5.03%	4.83%
Amortization period (years)	9	10	6
Accumulated benefit obligation	$4,737	$4,675	$4,364

The FHLBank assesses the discount rate used in the defined benefit portion of the FHLBank’s BEP by referencing highly rated corporate bonds with remaining maturities that approximate the benefit payment period.

The estimated actuarial (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefits costs over the next fiscal year are (in thousands):

2008

Net (gain) loss	$219
Prior service cost	(25)
EXPECTED AMORTIZATION	$194

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2008 will be $245,000.

The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Year ending December 31,	Estimated Benefit Payments

2008	$245
2009	264
2010	281
2011	299
2012	319
2013 through 2017	1,980

NOTE 16 – ESTIMATED FAIR VALUES

The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of December 31, 2007 and 2006. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities.

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

Advances: The estimated fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. The discount rates used in these calculations were the replacement advance rates for advances with similar terms. Per Finance Board advance regulations, advances with maturities or re-pricing periods greater than six months require a fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the estimated fair value of advances does not assume prepayment risk. At December 31, 2006, for advances with variable or fixed rates and less than three months to re-pricing or maturity, the estimated fair values approximate the recorded book balances. At December 31, 2007, all estimated fair values of advances, regardless of re-pricing or maturity, were determined by calculating the present values of the expected future cash flows. The difference between methods used to estimate fair values is not significant.

Mortgage Loans Held for Portfolio: Estimated fair values are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Commitments to Extend Credit: The estimated fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. In accordance with SFAS 149, certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Their estimated fair values were negligible as of December 31, 2007 and 2006.

Accrued Interest Receivable and Payable: The estimated fair values approximate the recorded book balances.

Derivative Assets/Liabilities: The FHLBank bases the estimated fair values of derivatives on instruments with similar terms or available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at year end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives, such as discounted cash flow analysis and comparisons to similar instruments. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

Deposits: The estimated fair values of deposits are determined by calculating the present values of the expected future cash flows from the deposits. The calculated present values are reduced by the accrued interest payable. The discount rates used in these calculations were the cost of deposits with similar terms. At December 31, 2006, for deposits with variable or fixed rates and less than three months to re-pricing or maturity, the estimated fair values approximate the recorded book balances. At December 31, 2007, all estimated fair values of deposits, regardless of re-pricing or maturity, were determined by calculating the present values of the expected future cash flows. The difference between methods used to estimate fair values is not significant.

Consolidated Obligations: The estimated fair values for consolidated obligation bonds and discount notes are determined based on the cost of raising comparable debt. The estimated cost of issuing debt is determined daily based on the secondary market for debt of GSEs and other indications from dealers. The estimated cost of issuing debt includes non-interest selling costs. At December 31, 2006, for consolidated obligations with variable or fixed rates and less than three months to re-pricing or maturity, the estimated fair values approximate the recorded book balances. At December 31, 2007, all estimated fair values of consolidated obligations, regardless of re-pricing or maturity, were determined based on the cost of raising comparable debt. The difference between methods used to estimate fair values is not significant.

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

Standby Credit Facility: The estimated fair values of the FHLBank’s commitments to extend credit through the SCF product are based on the present value of future fees on existing agreements with fees determined using rates currently charged for similar agreements. The value of these commitments to extend credit through the SCF product is recognized and recorded in other liabilities.

Standby Bond Purchase Agreements: The estimated fair values of the standby bond purchase agreements are estimated using the present value of the future fees on existing agreements with fees determined using rates currently charged for similar agreements.

The carrying value, net unrealized gains/(losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2007, are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value

Assets:
Cash and due from banks	$1,724	$0	$1,724

Interest-bearing deposits	6,152,857	0	6,152,857

Federal funds sold	5,150,000	0	5,150,000

Trading securities	1,654,043	0	1,654,043

Held-to-maturity securities	7,589,391	(74,987)	7,514,404

Advances	32,057,139	35,059	32,092,198

Mortgage loans held for portfolio, net of allowance	2,349,367	(23,075)	2,326,292

Accrued interest receivable	197,114	0	197,114

Derivative assets	137,251	0	137,251

Liabilities:
Deposits	1,400,216	0	1,400,216

Consolidated obligation discount notes	19,896,098	(2,836)	19,898,934

Consolidated obligation bonds	31,213,358	(94,010)	31,307,368

Mandatorily redeemable capital stock	36,147	0	36,147

Accrued interest payable	321,516	0	321,516

Derivative liabilities	139,321	0	139,321

Other Asset (Liability):
Standby letters of credit	(1,193)	0	(1,193)

Standby credit facility	(376)	0	(376)

Standby bond purchase agreements	30	2,489	2,519

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

As described in Note 11, as provided by the Bank Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,137,995,196,000 and $902,205,923,000 as of December 31, 2007 and 2006, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

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

FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, Accounting for Contingencies. Based upon the creditworthiness of the other FHLBanks at December 31, 2007, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $2,000,000,000 at December 31, 2007. SCF commitments are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2007 and 2006, outstanding standby letters of credit totaled $2,543,265,000 and $2,125,187,000, respectively, and had original terms of seven days to seven years with a final expiration in 2011. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,193,000 and $1,112,000 at December 31, 2007 and 2006, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $21,007,000 and $14,006,000 at December 31, 2007 and 2006, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, certain commitments entered into after June 30, 2003, are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $57,000 and $(31,000) at December 31, 2007 and 2006, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. There were no outstanding commitments for this product at December 31, 2007 or 2006.

The total FLA, which represents commitments that unconditionally obligate the FHLBank to absorb credit losses associated with PFI master commitments (mortgage loan pools), amounted to $12,180,000 and $11,822,000 at December 31, 2007 and 2006, respectively. Under the MPF Program, the first layer of credit loss is absorbed by the equity of the borrower in the real estate securing the loan. As is customary for conventional mortgage loans, primary mortgage insurance (PMI) is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the equity layer are absorbed by the FHLBank up to the FLA predefined limit for a pool of mortgage loans. If losses beyond this layer are incurred for the pool of mortgage loans, the losses are absorbed through the CE obligation for the pool of mortgage loans provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by a PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the FHLBank pays CE fees to the PFI. The size of each PFI’s CE obligation is generally calculated on pools of mortgage loans sold into the MPF Program by the PFI so that the likelihood of losses on the pool in excess of the second layer is the same as the likelihood of losses for an investor in an AA-rated MBS. As a result of the protection afforded by these procedures, and its credit loss experience through December 31, 2007, the FHLBank anticipates its total exposure to absorbing FLA losses related to the MPF Program as of December 31, 2007, will not exceed its allowance for credit losses, which was approximately $844,000 at December 31, 2007.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire after five years, no later than 2012, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $962,866,000 and $724,342,000 at December 31, 2007 and 2006, respectively. FHLBank was not required to purchase any bonds under these agreements during the years ended December 31, 2007 and 2006. The estimated fair values of standby bond purchase agreements as of December 31, 2007 and 2006 are reported in Note 16.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of December 31, 2007 and 2006, the FHLBank had delivered cash and securities with a book value of $30,840,000 and $67,430,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. Any held-to-maturity securities and trading securities delivered as collateral that can be sold or re-pledged are identified on the Statements of Condition. As of December 31, 2007 and 2006, cash that has been pledged in the amount of $30,840,000 and $67,430,000, respectively, is classified as interest-bearing deposits on the Statements of Condition.

As of December 31, 2007, the FHLBank committed to enter into the sale of consolidated obligation discount notes at a par amount of $850,000,000 with January 2008 settlement dates.

Net rental costs under operating leases of approximately $101,000, $97,000 and $85,000 in 2007, 2006 and 2005, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in the following table (in thousands):

Year	Premises	Equipment	Total

2008	$37	$47	$84
2009	37	47	84
2010	38	47	85
2011	0	6	6
2012	0	0	0
Thereafter	0	0	0
TOTAL	$112	$147	$259

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

The following table shows the future minimum lease receivable under the direct financing lease, as amended, with the member and future minimum lease payment obligation under the capital lease with the City of Topeka as of December 31, 2007 (in thousands):

Year	Lease Receivable	Lease Obligation

2008	$3,623	$6,294
2009	3,623	6,006
2010	3,623	5,719
2011	3,623	5,431
2012	3,623	5,144
Thereafter	34,422	0
Net minimum lease payments	52,537	28,594
Less amount representing interest	(19,037)	(3,594)
PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS	$33,500	$25,000

Unearned income on the direct financing lease is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease.

The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2007, the total original par value of customer securities held by the FHLBank under this arrangement was $50,758,642,000.

The FHLBank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank’s financial condition or results of operations.

Other commitments and contingencies are discussed in Notes 1, 7, 8, 9, 11, 12, 13, 14 and 15.

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

As provided by statute, the only voting rights conferred upon the FHLBank’s members are for the election of directors. In accordance with the Bank Act and Finance Board regulations, members elect a majority of the FHLBank’s board of directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2007 and 2006, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

Transactions with members are entered into in the ordinary course of business. In instances where members also have officers or directors who are directors of the FHLBank, transactions with those members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other transactions with members. For financial reporting and disclosure purposes, the FHLBank defines related parties in accordance with SFAS 57 as FHLBank directors’ financial institutions and members with investments in excess of 10 percent of the FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock.

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of December 31, 2007 and 2006 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock in either 2007 or 2006 (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock

MidFirst Bank	OK	$5,031	0.8%	$294,111	19.8%	$299,142	14.1%

2006
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock

MidFirst Bank	OK	$2,921	0.5%	$287,587	19.5%	$290,508	14.1%
U.S. Central Federal Credit Union	KS	1,000	0.2	302,700	20.5	303,700	14.8
TOTAL		$3,921	0.7%	$590,287	40.0%	$594,208	28.9%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2007 and 2006 are summarized in the following table (in thousands). Information is only listed for the year in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the years presented, the applicable column is left blank.

	2007		2006		2007		2006
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits[1]	Percent of Total	Outstanding Deposits[1]	Percent of Total

MidFirst Bank	$5,741,000	18.0%	$5,696,400	20.0%	$26,401	2.0%	$2,804	0.3%
U.S. Central Federal Credit Union			4,000,000	14.1			40	0.0
TOTAL	$5,741,000	18.0%	$9,696,400	34.1%	$26,401	2.0%	$2,844	0.3%

[1]	Excludes cash pledged as collateral by derivative counterparties and classified as interest-bearing deposits – see Note 17.

MidFirst Bank did not originate mortgage loans for or sell mortgages into the MPF program during the years ended December 31, 2007 and 2006. Additionally, U.S. Central Federal Credit Union did not originate any mortgage loans for the MPF program during the year ended December 31, 2006.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of December 31, 2007 and 2006 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands) in 2007 or 2006. Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock

Vision Bank, NA	OK	$3,230	0.5%	$368	0.0%	$3,598	0.2%
Liberty Federal Savings Bank	OK	468	0.1	2,787	0.2	3,255	0.2
Golden Belt Bank, FSA	KS	770	0.1	2,153	0.1	2,923	0.1
First National Bank	KS	949	0.2	920	0.1	1,869	0.1
Morgan Federal Bank	CO	244	0.0	1,556	0.1	1,800	0.1
Chickasha Bank & Trust Co.	OK	580	0.1	57	0.0	637	0.0
FNB of Steamboat Springs	CO	273	0.0	41	0.0	314	0.0
Bankers Bank of Kansas	KS	210	0.0	7	0.0	217	0.0
Lisco State Bank	NE	47	0.0	48	0.0	95	0.0
TOTAL		$6,771	1.0%	$7,937	0.5%	$14,708	0.7%

2006
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock

Centennial Bank of the West	CO	$4,362	0.8%	$2,186	0.2%	$6,548	0.3%
Farmers Bank & Trust, NA	KS	995	0.2	3,611	0.2	4,606	0.2
First National Bank	KS	1,686	0.3	1,110	0.1	2,796	0.1
Golden Belt Bank, FSA	KS	502	0.1	2,253	0.2	2,755	0.1
Morgan Federal Bank	CO	504	0.1	1,193	0.1	1,697	0.1
Citizens Bank & Trust Co.	OK	263	0.0	598	0.0	861	0.1
Saline State Bank	NE	197	0.0	625	0.0	822	0.1
Chickasha Bank & Trust Co.	OK	501	0.1	107	0.0	608	0.0
Lisco State Bank	NE	32	0.0	59	0.0	91	0.0
TOTAL		$9,042	1.6%	$11,742	0.8%	$20,784	1.0%

Advance and deposit balances with members that have an officer or director serving on the FHLBank’s board of directors as of December 31, 2007 and 2006 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. If there was no director from that institution for one of the years presented, the applicable column is left blank.

	2007		2006				2007		2006
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances		Percent of Total		Outstanding Deposits	Percent of Total	Outstanding Deposits		Percent of Total

Vision Bank, NA	$22,019	0.0%	$			%	$5	0.0%	$			%
Liberty Federal Savings Bank	60,325	0.2					213	0.0
Golden Belt Bank, FSA	27,520	0.1		28,607	0.1		345	0.0		2,337	0.2
First National Bank	28,450	0.1		30,750	0.1		3,007	0.2		41	0.0
Morgan Federal Bank	28,110	0.1		17,829	0.1		515	0.1		620	0.1
Chickasha Bank & Trust Co.	2,578	0.0		3,395	0.0		2,943	0.2		4,424	0.4
FNB of Steamboat Springs	2,000	0.0					35	0.0
Bankers Bank of Kansas, NA	0	0.0					7	0.0
Lisco State Bank	873	0.0		1,037	0.0		19	0.0		18	0.0
Centennial Bank of the West				15,650	0.1					9	0.0
Farmers Bank & Trust, NA				85,950	0.3					5	0.0
Citizens Bank & Trust Co.				14,330	0.0					248	0.0
Saline State Bank				14,576	0.0					151	0.0
TOTAL	$171,875	0.5%		$212,124	0.7%		$7,089	0.5%		$7,853	0.7%

The following table presents mortgage loans funded or acquired during the years ended December 31, 2007 and 2006 for members that had an officer or director serving on the FHLBank’s board of directors in 2007 or 2006 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. If there was no director from that institution for one of the years presented, the applicable column is left blank.

	2007		2006
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans		Percent of Total

Vision Bank, NA	$0	0.0%	$			%
Liberty Federal Savings Bank	0	0.0
Golden Belt Bank, FSA	5,730	2.2		4,740	2.1
First National Bank	2,508	1.0		1,894	0.8
Morgan Federal Bank	0	0.0		0	0.0
Chickasha Bank & Trust Co.	0	0.0		0	0.0
FNB of Steamboat Springs	0	0.0		0	0.0
Bankers Bank of Kansas, NA	0	0.0
Lisco State Bank	0	0.0		0	0.0
Centennial Bank of the West				0	0.0
Farmers Bank & Trust, NA				0	0.0
Citizens Bank & Trust Co.				965	0.4
Saline State Bank				0	0.0
TOTAL	$8,238	3.2%		$7,599	3.3%

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2007, 2006 and 2005 (in thousands). All transactions occurred at market prices.

Business Activity	2007	2006	2005

YTD average overnight interbank loan balances to other FHLBanks[1]	$4,085	$1,055	$6,052
YTD average overnight interbank loan balances from other FHLBanks[1]	4,167	1,796	4,290
YTD average deposit balance with FHLBank of Chicago for MPF transactions[2]	28	25	26
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	962	959	949
Par amount of consolidated obligations transferred from other FHLBanks[4]	0	0	75,000
Net premium (discount) on consolidated obligations transferred from other FHLBanks [4]	0	0	(265)
Purchases of consolidated obligations issued on behalf of other FHLBanks[5]	209,043	0	0

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

[5]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 4. Interest income earned on these securities totaled $1,458,000, $863,000 and $863,000 for the years ended December 31, 2007, 2006 and 2005, respectively.