Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Topeka
filed 2008-05-14
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  ☐  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 12, 2008
Class A Stock, par value $100	6,169,283
Class B Stock, par value $100	15,151,479

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

The FHLBank filed an annual report on Form 10-K (referred in this report as “annual report on Form 10-K”) under the Securities Exchange Act of 1934 (“Exchange Act”) on March 27, 2008. Portions of the annual report on Form 10-K are incorporated by reference in this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1   "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited

(In thousands, except par value)
	March 31,	December 31,
	2008	2007 (as adjusted)
ASSETS
Cash and due from banks	$304	$1,724
Interest-bearing deposits	6,050,026	6,122,017
Federal funds sold	4,339,500	5,150,000
Trading securities (Note 2)	2,560,550	1,654,043
Held-to-maturity securities[1] (Note 3)	7,909,902	7,589,391
Advances (Note 4)	30,522,354	32,057,139
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $842 and $844 (Note 5)	2,423,620	2,352,301
Accrued interest receivable	148,470	197,016
Premises, software and equipment, net	17,733	17,953
Derivative assets (Note 6)	82,020	77,611
Other assets	75,580	85,377

TOTAL ASSETS	$54,130,059	$55,304,572

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$166,741	$122,364
Overnight	1,522,100	1,210,500
Term	12,500	1,250
Non-interest-bearing:
Demand	0	10
Other	8,364	6,692
Total deposits	1,709,705	1,340,816

Consolidated obligations, net (Note 7):
Discount notes	23,538,720	19,896,098
Bonds	26,129,366	31,213,358
Total consolidated obligations, net	49,668,086	51,109,456

Mandatorily redeemable capital stock (Note 10)	35,348	36,147
Accrued interest payable	291,221	321,276
Affordable Housing Program (Note 8)	40,092	41,357
Payable to Resolution Funding Corp. (REFCORP) (Note 9)	5,156	11,067
Derivative liabilities (Note 6)	138,070	108,383
Other liabilities	34,884	38,216

TOTAL LIABILITIES	51,922,562	53,006,718

Commitments and contingencies (Note 13)

Capital (Note 10):
Capital stock outstanding – putable:
Class A ($100 par value; 6,144 and 6,042 shares issued and outstanding)	614,390	604,190
Class B ($100 par value; 13,879 and 14,870 shares issued and outstanding)	1,387,940	1,486,997
Total capital stock	2,002,330	2,091,187
Retained earnings	207,202	208,763
Accumulated other comprehensive income:
Net unrealized loss relating to hedging activities	(8)	(21)
Defined benefit pension plan – prior service cost	34	41
Defined benefit pension plan – net loss	(2,061)	(2,116)

TOTAL CAPITAL	2,207,497	2,297,854

TOTAL LIABILITIES AND CAPITAL	$54,130,059	$55,304,572
________
1    Fair value: $7,709,210 and $7,514,404 at March 31, 2008 and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2008	2007 (as adjusted)
INTEREST INCOME:
Interest-bearing deposits	$66,161	$56,888
Federal funds sold	37,167	92,987
Trading securities	25,516	8,659
Available-for-sale securities	0	620
Held-to-maturity securities	87,714	107,728
Advances	322,563	355,676
Prepayment fees on terminated advances	121	397
Mortgage loans held for portfolio	31,108	30,600
Overnight loans to other Federal Home Loan Banks	16	9
Other	907	996
Total interest income	571,273	654,560

INTEREST EXPENSE:
Deposits	10,943	12,132
Consolidated obligations:
Discount notes	193,847	170,178
Bonds	304,416	416,608
Overnight loans from other Federal Home Loan Banks	46	44
Mandatorily redeemable capital stock (Note 10)	243	650
Other	356	460
Total interest expense	509,851	600,072

NET INTEREST INCOME	61,422	54,488
Provision for (reversal of) credit losses on mortgage loans	9	(43)
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION/REVERSAL	61,413	54,531

OTHER INCOME:
Service fees	1,315	1,047
Net gain (loss) on trading securities (Note 2)	13,282	2,074
Net realized gain (loss) on sale of held-to-maturity securities (Note 3)	0	(962)
Net gain (loss) on derivatives and hedging activities (Note 6)	(34,651)	(3,211)
Other	379	273
Total other income (loss)	(19,675)	(779)

OTHER EXPENSES:
Compensation and benefits	5,634	5,082
Other operating	2,862	2,781
Finance Board	411	454
Office of Finance	432	518
Other	267	249
Total other expenses	9,606	9,084

INCOME BEFORE ASSESSMENTS	32,132	44,668

Affordable Housing Program (Note 8)	2,648	3,713
REFCORP (Note 9)	5,897	8,191
Total assessments	8,545	11,904

NET INCOME	$23,587	$32,764

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2008 AND 2007 – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2006 (as previously reported)	5,323	$532,321	14,747	$1,474,671	$171,755	$(7,093)	$2,171,654
Adjustment (Note 1)					1,722		1,722
BALANCE – DECEMBER 31, 2006 (as adjusted)	5,323	532,321	14,747	1,474,671	173,477	(7,093)	2,173,376
Proceeds from issuance of capital stock			3,626	362,648			362,648
Repurchase/redemption of capital stock			(102)	(10,174)			(10,174)
Comprehensive income:
Net income					32,764
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities						861
Reclassification adjustment for (gain) loss on hedging activities included in net income						26
Total comprehensive income							33,651
Reclassification of shares to mandatorily redeemable capital stock	(253)	(25,366)	(5,077)	(507,700)			(533,066)
Net transfer of shares between Class A and Class B	354	35,431	(354)	(35,431)			0
Dividends on capital stock (Class A – 4.5%, Class B – 6.5%):
Cash payment					(114)		(114)
Stock issued			270	26,953	(26,953)		0
BALANCE – MARCH 31, 2007 (as adjusted)	5,424	$542,386	13,110	$1,310,967	$179,174	$(6,206)	$2,026,321

BALANCE – DECEMBER 31, 2007 (as previously reported)	6,042	$604,190	14,870	$1,486,997	$206,607	$(2,096)	$2,295,698
Adjustment (Note 1)					2,156		2,156
BALANCE – DECEMBER 31, 2007 (as adjusted)	6,042	604,190	14,870	1,486,997	208,763	(2,096)	2,297,854
Proceeds from issuance of capital stock	6	649	4,034	403,422			404,071
Repurchase/redemption of capital stock			(144)	(14,445)			(14,445)
Comprehensive income:
Net income					23,587
Other comprehensive income:
Reclassification adjustment for (gain) loss on hedging activities included in net income						13
Amortization of prior service cost on defined benefit pension plan						(7)
Amortization of net loss on defined benefit pension plan						55
Total comprehensive income							23,648
Reclassification of shares to mandatorily redeemable capital stock	(102)	(10,238)	(4,933)	(493,310)			(503,548)
Net transfer of shares between Class A and Class B	198	19,789	(198)	(19,789)			0
Dividends on capital stock (Class A – 2.8%, Class B – 5.8%):
Cash payment					(83)		(83)
Stock issued			250	25,065	(25,065)		0
BALANCE – MARCH 31, 2008	6,144	$614,390	13,879	$1,387,940	$207,202	$(2,035)	$2,207,497
____________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2008	2007 (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,587	$32,764

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(38,231)	(10,413)
Concessions on consolidated obligation bonds	8,939	1,617
Premiums and discounts on investments, net	(586)	5,193
Premiums and discounts on advances	(8,451)	(14,619)
Discounts on Housing and Community Development advances	(1)	(2)
Premiums, discounts and deferred loan costs on mortgage loans, net	(25)	109
Fair value adjustments on hedged assets or liabilities	10,027	15,688
Other comprehensive income	61	26
Premises, software and equipment	903	867
Provision for (reversal of) credit losses on mortgage loans	9	(43)
Non-cash interest on mandatorily redeemable capital stock	242	645
Net realized (gain) loss on sale of held-to-maturity securities	0	962
Other (gains) losses	(24)	(10)
Net (gain) loss on trading securities	(13,282)	(2,074)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	19,058	683
(Increase) decrease in accrued interest receivable	48,499	22,042
(Increase) decrease in derivative asset – net accrued interest	(3,378)	(17,355)
(Increase) decrease in other assets	950	1,064
Increase (decrease) in accrued interest payable	(30,214)	(7,918)
(Increase) decrease in derivative liability – net accrued interest	(9,061)	(5,565)
Increase (decrease) in Affordable Housing Program liability	(1,265)	1,990
Increase (decrease) in REFCORP liability	(5,911)	(750)
Increase (decrease) in other liabilities	1,767	(252)
Total adjustments	(19,974)	(8,115)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3,613	24,649

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	41,091	(169,577)
Net (increase) decrease in Federal funds sold	810,500	623,500
Proceeds from maturities of and principal repayments on trading securities	32,793	50,852
Purchases of trading securities	(926,019)	0
Net (increase) decrease in short-term held-to-maturity securities	(271,260)	631,214
Proceeds from sale of long-term held-to-maturity securities	0	81,087
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	233,317	509,369
Purchases of long-term held-to-maturity securities	(276,982)	(497,923)
Principal collected on advances	150,800,025	129,827,478
Advances made	(149,013,529)	(128,074,091)
Principal collected on mortgage loans held for portfolio	77,906	65,405
Mortgage loans held for portfolio originated or purchased	(149,935)	(41,460)
Principal collected on other loans made	344	322
Purchases of premises, software and equipment	(683)	(873)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,357,568	3,005,303

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2008	2007 (as adjusted)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$343,089	$189,278
Net proceeds from sale of consolidated obligation:
Discount notes	274,948,932	173,061,508
Bonds	5,431,100	6,122,456
Payments for maturing and retired consolidated obligation:
Discount notes	(271,264,094)	(176,364,633)
Bonds	(10,771,550)	(5,853,450)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	69,699	0
Net interest payments received (paid) for financing derivatives	269	0
Proceeds from issuance of capital stock	404,071	362,648
Payments for repurchase/redemption of capital stock	(14,445)	(10,174)
Payments for repurchase of mandatorily redeemable capital stock	(504,589)	(532,550)
Cash dividends paid	(83)	(114)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,362,601)	(3,030,031)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,420)	(79)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,724	375
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$304	$296

Supplemental disclosures:
Interest paid	$600,991	$634,741

Affordable Housing Program payments	$3,980	$1,795

REFCORP payments	$11,808	$8,941

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
March 31, 2008

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2007. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 27, 2008 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Reclassifications: Certain amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations. Such reclassifications have no impact on net income or capital.

Adoption of SFAS 157: In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (herein referred to as “SFAS 157”). In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
▪	Level 1 – quoted prices in active markets for identical assets or liabilities;
▪	Level 2 – directly or indirectly observable inputs other than quoted prices; and
▪	Level 3 – unobservable inputs.

SFAS 157 requires disclosures detailing: (1) the extent to which companies measure assets and liabilities at fair value; (2) the methods and assumptions used to measure fair value; and (3) the effect of fair value measurements on earnings, as applicable. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank), and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Adoption of SFAS 159: In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”). SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified elections dates. SFAS 159 was effective for the FHLBank as of January 1, 2008, and the adoption of this statement at its effective date had no material effect on the FHLBank’s financial condition, results of operations or cash flows. However, SFAS 159 amended SFAS No. 95, Statement of Cash Flows, SFAS No. 102, Statement of Cash Flows –  Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale and SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, which did impact the FHLBank’s Statements of Cash Flows. The amendment requires cash flows resulting from trading securities activity to be categorized in the Statements of Cash Flows based on the nature and purpose for which the securities were acquired. Prior guidance required trading securities activity to be reflected net in the operating section of the Statements of Cash Flows regardless of the nature or purpose. The FHLBank has determined that because its trading securities held for the periods presented are not actively traded or held for resale, cash flows during the periods presented related to trading securities would be more appropriately presented in the investing section of the Statements of Cash Flows. Prior period amounts previously reported in the operating section of the Statements of Cash Flows for purchases of trading securities and proceeds from maturities of and principal repayments on trading securities have been moved to the investing section of the Statements of Cash Flows.

Adoption of FSP FIN 39-1: In May 2007, the FASB issued FASB Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39 (herein referred to as “FSP FIN 39-1”). FSP FIN 39-1 amends FASB Interpretation Number (FIN) 39, Offsetting of Amounts Related to Certain Contracts – An Interpretation of APB Opinion No. 10 and FASB Statement No. 105 (herein referred to as “FIN 39”) to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities,  as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of FASB Statement No. 133, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (herein referred to as “SFAS 133”). FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. Once elected, the FHLBank is required to consistently offset the derivative fair value and the cash collateral fair value. The FHLBank has elected to implement FSP FIN 39-1 and change its accounting policy to offset fair value amounts recognized for cash collateral receivable and payable against the derivative instruments’ fair values. The adoption of this standard at its effective date did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows. However, the FHLBank is required to recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application to all financial statements presented. The prior period amounts reported on the Statements of Condition for interest-bearing deposits, derivative assets, total assets, deposits – interest-bearing other, derivative liabilities, total liabilities, total capital and total liabilities and capital have been revised to reflect the collateral netting process.

Change in Accounting Principle: Effective January 1, 2008, the FHLBank changed its method of amortizing/accreting mortgage loan origination fees (agent fees) and premiums/discounts under SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases – an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17 (herein referred to as “SFAS 91”). Previously, amortization/accretion of origination fees and premiums/discounts was computed using the estimated life method with retrospective adjustment. Under this method, the income effects of loan origination fees, premiums and discounts were recognized using the interest method over the estimated lives of the assets, which required a retrospective adjustment of the effective yield each time the FHLBank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the estimated life method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the mortgage loan. On January 1, 2008, the FHLBank began amortizing/accreting loan origination fees and premiums/discounts using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for actual prepayments, to apply the interest method. The contractual method does not utilize estimates of future prepayments of principal. While both methods are acceptable under GAAP, the FHLBank believes that the contractual method is preferable to the estimated life method because, under the contractual method, the income effects of loan origination cost, premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

As a result of the change in method of amortizing/accreting loan origination costs and premiums/discounts, the prior period historical financial statements have been retrospectively adjusted to reflect the reporting periods as if the contractual method had been used during those reporting periods.

The impact of the change in amortization/accretion method and adoption of FSP FIN 39-1 on the December 31, 2007 Statement of Condition is summarized in the following table (in thousands):

	December 31, 2007 As Originally Reported	December 31, 2007 As Adjusted	December 31, 2007 Impact of Change
ASSETS
Interest-bearing deposits	$6,152,857	$6,122,017	$(30,840)
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,349,367	2,352,301	2,934
Accrued interest receivable	197,114	197,016	(98)
Derivative assets	137,251	77,611	(59,640)
TOTAL ASSETS	$55,392,216	$55,304,572	$(87,644)

LIABILITIES
Deposits
Interest-bearing other	$59,400	$0	$(59,400)
Accrued interest payable	321,516	321,276	(240)
Affordable Housing Program	41,118	41,357	239
Payable to Resolution Funding Corp. (REFCORP)	10,528	11,067	539
Derivative liabilities	139,321	108,383	(30,938)
TOTAL LIABILITIES	53,096,518	53,006,718	(89,800)

CAPITAL
Retained earnings	206,607	208,763	2,156
TOTAL CAPITAL	2,295,698	2,297,854	2,156
TOTAL LIABILITIES AND CAPITAL	$55,392,216	$55,304,572	$(87,644)

The impact of the change in amortization/accretion method on the March 31, 2007 Statement of Income is summarized in the following table (in thousands):

	Three-month period ended
	March 31, 2007 As Originally Reported	March 31, 2007 As Adjusted	March 31, 2007 Impact of Change
INTEREST INCOME
Mortgage loans held for portfolio	$30,361	$30,600	$239
INCOME BEFORE ASSESSMENTS	44,429	44,668	239
Affordable Housing Program	3,693	3,713	20
REFCORP	8,147	8,191	44
NET INCOME	$32,589	$32,764	$175

The impact of the change in amortization/accretion method and adoption of SFAS 159 on the March 31, 2007 Statement of Cash Flows is summarized in the following table (in thousands):

	Three-month period ended
	March 31, 2007 As Originally Reported	March 31, 2007 As Adjusted	March 31, 2007 Impact of Change
Net income	$32,589	$32,764	$175
Premiums, discounts and deferred loan costs on mortgage loans, net	348	109	(239)
(Increase) decrease in trading securities	48,778	0	(48,778)
Net (gain) loss on trading securities	0	(2,074)	(2,074)
Increase (decrease) in Affordable Housing Program liability	1,970	1,990	20
Increase (decrease) in REFCORP liability	(794)	(750)	44
Total adjustments	42,912	(8,115)	(51,027)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$75,501	$24,649	$(50,852)

Proceeds from maturities of and principal repayments on trading securities	$0	$50,852	$50,852
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	$2,954,451	$3,005,303	$50,852

NOTE 2 – TRADING SECURITIES

Major Security Types: Trading securities as of March 31, 2008 and December 31, 2007 are summarized in the following table (in thousands):

	Estimated Fair Values
	March 31, 2008	December 31, 2007
FHLBank obligations[1]	$327,526	$213,046
Fannie Mae[2] obligations	385,978	110,457
Freddie Mac[2] obligations	1,071,877	520,252
Subtotal	1,785,381	843,755
Mortgage-backed securities:
Fannie Mae[2]	456,939	477,692
Freddie Mac[2]	315,848	330,044
Ginnie Mae[3]	2,382	2,552
Mortgage-backed securities	775,169	810,288
TOTAL	$2,560,550	$1,654,043

1    See Note 15 for transactions with other FHLBanks.
2    Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.
3    Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of March 31, 2008 and December 31, 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2008	December 31, 2007
Due in one year or less	$100,938	$99,781
Due after one year through five years	440,213	371,976
Due after five years through 10 years	1,244,230	371,998
Due after 10 years	0	0
Subtotal	1,785,381	843,755
Mortgage-backed securities	775,169	810,288
TOTAL	$2,560,550	$1,654,043

For securities held as of March 31, 2008, the net gain (loss) on trading securities during the three-month periods ended March 31, 2008 and 2007 included an unrealized net gain (loss) of $13,282,000 and $2,216,000, respectively.

NOTE 3 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of March 31, 2008 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
State or local housing agency obligations	$176,351	$3,594	$32	$179,913
Commercial paper	1,414,433	0	0	1,414,433
Subtotal	1,590,784	3,594	32	1,594,346
Mortgage-backed securities:
Fannie Mae[1]	1,701,070	6,224	37,321	1,669,973
Freddie Mac[1]	1,679,900	10,162	25,529	1,664,533
Ginnie Mae[2]	42,331	1,194	149	43,376
Other[3]	2,895,817	973	159,808	2,736,982
Mortgage-backed securities	6,319,118	18,553	222,807	6,114,864
TOTAL	$7,909,902	$22,147	$222,839	$7,709,210

Held-to-maturity securities as of December 31, 2007 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
State or local housing agency obligations	$191,170	$1,646	$112	$192,704
Commercial paper	1,143,067	0	0	1,143,067
Subtotal	1,334,237	1,646	112	1,335,771
Mortgage-backed securities:
Fannie Mae[1]	1,579,409	2,671	19,527	1,562,553
Freddie Mac[1]	1,638,400	6,112	16,966	1,627,546
Ginnie Mae[2]	44,033	735	3	44,765
Other[3]	2,993,312	2,448	51,991	2,943,769
Mortgage-backed securities	6,255,154	11,966	88,487	6,178,633
TOTAL	$7,589,391	$13,612	$88,599	$7,514,404
_______
1    Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
2    Ginnie Mae securities are guaranteed by the U.S. government.
3    Primarily consists of private-label mortgage-backed securities

The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $13,339,000 and $12,716,000 as of March 31, 2008 and December 31, 2007, respectively.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of March 31, 2008 and December 31, 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2008		December 31, 2007
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Due in one year or less	$1,414,433	$1,414,433	$1,143,067	$1,143,067
Due after one year through five years	10,175	10,845	10,305	10,840
Due after five years through 10 years	1,895	1,923	2,600	2,620
Due after 10 years	164,281	167,145	178,265	179,244
Subtotal	1,590,784	1,594,346	1,334,237	1,335,771
Mortgage-backed securities	6,319,118	6,114,864	6,255,154	6,178,633
TOTAL	$7,909,902	$7,709,210	$7,589,391	$7,514,404

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,500,104	$1,237,672
Variable rate	90,680	96,565
Subtotal	1,590,784	1,334,237

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	1,169	1,269
Variable rate	15,628	17,119
Collateralized mortgage obligations:
Fixed rate	3,081,293	3,179,470
Variable rate	3,221,028	3,057,296
Subtotal	6,319,118	6,255,154
TOTAL	$7,909,902	$7,589,391

Gains and Losses: Net losses were realized on the sale of securities during the three-month period ended March 31, 2007 and are included in other income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. There were no sales of securities during the three-month period ended March 31, 2008. Following are details of the 2007 sales (in thousands):

Three-month period ended March 31, 2007

Total proceeds	$81,087

Gross gains	$378
Gross losses	(1,340)
NET LOSS	$(962)

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of March 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses
State or local housing agency obligations	$0	$0	$1,903	$32	$1,903	$32
Subtotal	0	0	1,903	32	1,903	32
Mortgage-backed securities:
Fannie Mae[1]	931,928	29,557	253,136	7,764	1,185,064	37,321
Freddie Mac[1]	1,101,026	23,988	96,107	1,541	1,197,133	25,529
Ginnie Mae[2]	10,106	149	0	0	10,106	149
Other[3]	1,740,206	92,109	865,100	67,699	2,605,306	159,808
Mortgage-backed securities	3,783,266	145,803	1,214,343	77,004	4,997,609	222,807
TOTAL TEMPORARILY IMPAIRED SECURITIES	$3,783,266	$145,803	$1,216,246	$77,036	$4,999,512	222,839

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
_______
1    Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
2    Ginnie Mae securities are guaranteed by the U.S. government.
3    Primarily consists of private-label mortgage-backed securities

Investments in unrealized loss positions have increased significantly in the first quarter of 2008 due to continued disruptions in the mortgage markets that have resulted in temporary illiquidity in portions of the MBS market and extraordinarily wide mortgage asset spreads relative to historical averages. These market disruptions have caused the FHLBank’s estimated fair values on its MBS to fall below amortized cost on a large number of the FHLBank’s individual MBS, particularly the private-label MBS included in the other category. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current credit market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS that we believe are temporary. As a result of our analysis of these securities including consideration of the credit enhancement protection on these MBS, the FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. The FHLBank concluded that, based on its analysis, the unrealized loss on each security in the above tables represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities to reflect an other-than-temporary loss in the Statement of Income. Additionally, the FHLBank has the ability and the intent to hold such securities until recovery of the unrealized losses.

NOTE 4 – ADVANCES

Redemption Terms: As of March 31, 2008 and December 31, 2007, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	March 31, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,809,525	2.73%	$16,252,321	4.70%
Due after one year through two years	2,707,552	4.57	2,867,691	4.79
Due after two years through three years	2,461,701	4.84	2,469,243	5.22
Due after three years through four years	1,166,632	4.66	1,068,415	4.92
Due after four years through five years	1,084,847	3.60	821,707	4.56
Due after five years	8,837,166	3.42	8,374,402	4.66
Total par value	30,067,423	3.38%	31,853,779	4.74%
Discounts on HCD advances	(44)		(45)
Premiums on other advances	80		89
Discounts on other advances	(31,489)		(39,710)
SFAS 133 fair value adjustments	486,384		243,026
TOTAL	$30,522,354		$32,057,139

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2008 and December 31, 2007 include callable advances totaling $6,035,717,000 and $6,003,155,000, respectively. Of these callable advances, there were $5,977,062,000 and $5,984,368,000 of adjustable rate advances as of March 31, 2008 and December 31, 2007, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	March 31, 2008	December 31, 2007
Due in one year or less	$18,865,407	$21,237,585
Due after one year through two years	2,591,627	2,664,563
Due after two years through three years	2,282,541	2,341,743
Due after three years through four years	1,158,374	1,037,401
Due after four years through five years	962,656	700,765
Due after five years	4,206,818	3,871,722
TOTAL PAR VALUE	$30,067,423	$31,853,779

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to adjustable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of March 31, 2008 and December 31, 2007 included convertible advances totaling $5,480,883,000 and $4,843,833,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	March 31, 2008	December 31, 2007
Due in one year or less	$18,041,058	$20,290,004
Due after one year through two years	2,695,752	2,808,991
Due after two years through three years	2,129,760	1,954,002
Due after three years through four years	596,857	573,190
Due after four years through five years	606,397	391,907
Due after five years	5,997,599	5,835,685
TOTAL PAR VALUE	$30,067,423	$31,853,779

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Par amount of advances:
Fixed rate	$22,556,970	75.0%	$18,481,206	58.0%
Adjustable rate	7,510,453	25.0	13,372,573	42.0
TOTAL PAR VALUE	$30,067,423	100.0%	$31,853,779	100.0%

NOTE 5 – MORTGAGE LOANS HELD FOR PORTFOLIO

The Mortgage Partnership Finance® (MPF®) Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby participating FHLBank members originate and credit enhance home mortgage loans that are owned by the FHLBank. Dependent upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

The following table presents information as of March 31, 2008 and December 31, 2007 on mortgage loans held for portfolio (in thousands):

	March 31, 2008	December 31, 2007
Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$759,997	$749,689
Fixed rate, long-term, single-family mortgages	1,658,895	1,597,571
Total par value	2,418,892	2,347,260
Premiums	16,986	16,847
Discounts	(10,745)	(10,836)
Deferred loan costs, net	196	198
SFAS 133 fair value adjustments	(867)	(324)
Total before Allowance for Credit Losses on Mortgage Loans	2,424,462	2,353,145
Allowance for Credit Losses on Mortgage Loans	(842)	(844)
MORTGAGE LOANS, NET	$2,423,620	$2,352,301
________
1    Medium-term defined as a term of 15 years or less.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $586,000 and $607,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

The allowance for credit losses on mortgage loans for the three-month periods ended March 31, 2008 and 2007 was as follows (in thousands):

	Three-month period ended
	March 31, 2008	March 31, 2007
Balance, beginning of period	$844	$854
Provision for (reversal of) credit losses on mortgage loans	9	(43)
Charge-offs	(11)	44
Balance, end of period	$842	$855

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

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

Financial Statement Impact and Additional Financial Information: For the three-month periods ended March 31, 2008 and 2007, the FHLBank recorded a net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ended
	March 31, 2008	March 31, 2007
Gain (loss) related to fair value hedge ineffectiveness	$(495)	$940
Gain (loss) on economic hedges	(34,156)	(4,151)
Net gain (loss) on derivatives and hedging activities	$(34,651)	$(3,211)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swaps
Fair value	$26,681,608	$(129,604)	$31,581,573	$(131,820)
Economic	2,298,829	(125,203)	1,436,164	(18,917)

Interest rate caps/floors
Fair value	142,500	450	142,500	(202)
Economic	3,351,000	30,034	3,471,000	21,267

Mortgage delivery commitments
Economic	71,346	83	21,007	57

TOTAL	$32,545,283	$(224,240)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(224,240)		$(129,615)
Net accrued interest receivable		139,984		127,545
Fair value of cash collateral delivered to counterparty		61,886		30,938
Fair value of cash collateral received from counterparty		(33,680)		(59,640)
NET DERIVATIVE FAIR VALUE		$(56,050)		(30,772)

Net derivative assets balance		$82,020		$77,611
Net derivative liabilities balance		(138,070)		(108,383)
NET DERIVATIVE FAIR VALUE		$(56,050)		$(30,772)

NOTE 7 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Federal Home Loan Bank Act of 1932 (Bank Act) or Federal Housing Finance Board (Finance Board) regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,980,358	4.40%	$6,498,100	4.31%
Due after one year through two years	3,261,629	4.45	4,399,568	4.64
Due after two years through three years	2,801,479	4.36	3,120,616	4.68
Due after three years through four years	1,478,620	4.74	2,143,820	5.00
Due after four years through five years	2,826,650	4.73	2,943,800	4.91
Due after five years	10,547,407	5.85	12,127,827	5.57
Total par value	25,896,143	5.05%	31,233,731	4.99%
Premiums	15,990		9,596
Discounts	(15,312)		(15,270)
SFAS 133 fair value adjustments	232,545		(14,699)
TOTAL	$26,129,366		$31,213,358

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2008 and December 31, 2007 includes callable bonds totaling $14,698,557,000 and $20,194,827,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), mortgage-backed securities (Notes 2 and 3) and mortgage loans (Note 5). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2008 and December 31, 2007 (in thousands):

Year of Maturity or Next Call Date	March 31, 2008	December 31, 2007
Due in one year or less	$17,258,915	$23,060,927
Due after one year through two years	3,476,629	3,457,568
Due after two years through three years	1,941,679	1,643,616
Due after three years through four years	455,620	580,820
Due after four years through five years	736,300	498,800
Due after five years	2,027,000	1,992,000
TOTAL PAR VALUE	$25,896,143	$31,233,731

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Par value of consolidated obligation bonds:
Fixed rate	$18,896,085	$21,098,185
Range bonds	4,172,000	4,450,500
Step ups	2,335,000	5,280,000
Variable rate	250,000	0
Zero coupon	193,058	190,046
Step downs	50,000	215,000
TOTAL PAR VALUE	$25,896,143	$31,233,731

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates

March 31, 2008	$23,538,720	$23,575,822	2.33%

December 31, 2007	$19,896,098	$19,964,789	4.21%

NOTE 8 – AFFORDABLE HOUSING PROGRAM (AHP)

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues an AHP assessment monthly based on its regulatory income. Calculation of the REFCORP assessment is discussed in Note 9.

The following table details the change in the AHP liability for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three-month period ended
	March 31, 2008	March 31, 2007
Appropriated and reserved AHP funds as of the beginning of the period	$41,357	$36,214
AHP set aside based on current period regulatory income	2,648	3,713
Direct grants disbursed	(3,980)	(1,795)
Recaptured funds[1]	67	72
Appropriated and reserved AHP funds as of the end of the period	$40,092	$38,204
_______
1   Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner's failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); or (3) unused grants. Recaptured funds are reallocated to future periods.

NOTE 9 – RESOLUTION FUNDING CORPORATION (REFCORP)

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

The following table details the change in the REFCORP liability for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three-month period ended
	March 31, 2008	March 31, 2007
REFCORP obligation as of the beginning of the period	$11,067	$9,372
REFCORP assessments	5,897	8,191
REFCORP payments	(11,808)	(8,941)
REFCORP obligation as of the end of the period	$5,156	$8,622

NOTE 10 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act and the Finance Board’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$831,740	1,595,397	$665,889	$1,696,169
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,165,202	$2,244,880	$2,212,183	$2,336,097
Leverage capital ratio	5.0%	5.6%	5.0%	5.8%
Leverage capital	$2,706,503	$3,042,578	$2,765,229	$3,184,181

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three-month periods ended March 31, 2008 and 2007 (in thousands).

	Three-month period ended
	March 31, 2008	March 31, 2007
Balance at beginning of period	$36,147	$46,232
Capital stock subject to mandatory redemption reclassified from equity during the period	503,548	533,066
Repurchase of mandatorily redeemable capital stock during the period	(504,589)	(532,550)
Stock dividend classified as mandatorily redeemable capital stock during the period	242	645
Balance at end of period	$35,348	$47,393

NOTE 11 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Net periodic pension cost for the defined benefit portion of the FHLBank’s BEP was as follows for the three-month periods ended March 31, 2008 and 2007 (in thousands).

	Three-month period ended
	March 31, 2008	March 31, 2007
Service cost	$66	$60
Interest cost	91	75
Amortization of unrecognized prior service cost	(7)	(6)
Amortization of unrecognized net loss	55	54
Net periodic postretirement benefit cost	$205	$183

NOTE 12 – ESTIMATED FAIR VALUES

The following estimated fair values have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of March 31, 2008 and December 31, 2007. Although the FHLBank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 16 in the audited 2007 financial statements included in the FHLBank’s annual report on Form 10-K.

Investment Securities: The estimated fair values of investments are determined based on quoted prices, excluding accrued interest, as of the last business day of the reporting period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models deemed appropriate by management using market observable inputs, such as a discount rate, appropriate for the applicable investment.

Advances: The estimated fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. At December 31, 2007, the discount rates used in these calculations were the replacement advance rates with similar terms and tenor for fixed rate advances and the current London Interbank Offered Rate (LIBOR) for all variable rate advances. At March 31, 2008, the discount rates used in the fixed rate advance calculations were the replacement advance rates with no distinction for volume discounts. The difference between methods used to estimate fair values is not significant.

Derivative Assets/Liabilities: The FHLBank bases the estimated fair values of derivatives on instruments with similar terms or available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at year end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives, such as discounted cash flow analysis and comparisons to similar instruments. The derivative fair values are netted by counterparty where such legal right exists and offset against fair value amounts recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of March 31, 2008 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$304	$0	$304

Interest-bearing deposits	6,050,026	0	6,050,026

Federal funds sold	4,339,500	0	4,339,500

Trading securities	2,560,550	0	2,560,550

Held-to-maturity securities	7,909,902	(200,692)	7,709,210

Advances	30,522,354	128,827	30,651,181

Mortgage loans held for portfolio, net of allowance	2,423,620	4,902	2,428,522

Accrued interest receivable	148,470	0	148,470

Derivative assets	82,020	0	82,020

Liabilities:
Deposits	1,709,705	0	1,709,705

Consolidated obligation discount notes	23,538,720	(4,579)	23,543,299

Consolidated obligation bonds	26,129,366	(216,335)	26,345,701

Mandatorily redeemable capital stock	35,348	0	35,348

Accrued interest payable	291,221	0	291,221

Derivative liabilities	138,070	0	138,070
Other Asset (Liability):
Standby letters of credit	(1,182)	0	(1,182)

Standby credit facility	(276)	0	(276)

Standby bond purchase agreements	(156)	3,104	2,948

The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at March 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Trading securities	$2,560,550	$0	$2,560,550	$0	$0

Total derivative fair value excluding accrued interest	115,700	0	34,105	0	81,595
Cash collateral received from counterparty	(33,680)	0	0	0	(33,680)
Derivative assets	82,020	0	34,105	0	47,915

TOTAL ASSETS MEASURED AT FAIR VALUE	$2,642,570	$0	$2,594,655	$0	$47,915

Total derivative fair value excluding accrued interest	$199,956	$0	$258,346	$0	$(58,390)
Cash collateral delivered to counterparty	(61,886)	0	0	0	(61,886)
Derivative liabilities	138,070	0	258,346	0	(120,276)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$138,070	$0	$258,346	$0	$(120,276)

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2007 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value

Assets:
Cash and due from banks	$1,724	$0	$1,724

Interest-bearing deposits	6,122,017	0	6,122,017

Federal funds sold	5,150,000	0	5,150,000

Trading securities	1,654,043	0	1,654,043

Held-to-maturity securities	7,589,391	(74,987)	7,514,404

Advances	32,057,139	35,059	32,092,198

Mortgage loans held for portfolio, net of allowance	2,352,301	(26,009)	2,326,292

Accrued interest receivable	197,016	0	197,016

Derivative assets	77,611	0	77,611

Liabilities:
Deposits	1,340,816	0	1,340,816

Consolidated obligation discount notes	19,896,098	(2,836)	19,898,934

Consolidated obligation bonds	31,213,358	(94,010)	31,307,368

Mandatorily redeemable capital stock	36,147	0	36,147

Accrued interest payable	321,276	0	321,276

Derivative liabilities	108,383	0	108,383
Other Asset (Liability):
Standby letters of credit	(1,193)	0	(1,193)

Standby credit facility	(376)	0	(376)

Standby bond purchase agreements	30	2,489	2,519

NOTE 13 – COMMITMENTS AND CONTINGENCIES

As described in Note 7, as provided by the Bank Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. Although the FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), FHLBank Topeka is also jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,170,449,496,000 and $1,137,995,196,000 as of March 31, 2008 and December 31, 2007, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $2,000,000,000 at both March 31, 2008 and December 31, 2007. SCF commitments are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2008 and December 31, 2007, outstanding standby letters of credit totaled $2,574,915,000 and $2,543,265,000, respectively, and had original terms of seven days to seven years with a final expiration in 2011. Unearned fees, as well as the value of the guarantees related to standby letters of credit, are recorded in other liabilities and amounted to $1,182,000 and $1,193,000 as of March 31, 2008 and December 31, 2007, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $72,198,000 and $21,007,000 as of March 31, 2008 and December 31, 2007, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset balances of $83,000 and $57,000 as of March 31, 2008 and December 31, 2007, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank expire no later than 2013, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $978,368,000 and $962,866,000 as of March 31, 2008 and December 31, 2007, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2008 and 2007.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of March 31, 2008 and December 31, 2007, the FHLBank had delivered cash with a book value of $61,740,000 and $30,840,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. As of March 31, 2008 and December 31, 2007, cash that has been pledged in the amount of $61,740,000 and $30,840,000, respectively, is netted against derivative liabilities on the Statements of Condition.

NOTE 14 – TRANSACTIONS WITH STOCKHOLDERS AND HOUSING ASSOCIATES

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of March 31, 2008 and December 31, 2007 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

March 31, 2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$4,750	0.7%	$330,894	23.8%	$335,644	16.5%

December 31, 2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$5,031	0.8%	$294,111	19.8%	$299,142	14.1%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2008 and December 31, 2007 are summarized in the following table (in thousands).

	March 31, 2008		December 31, 2007		March 31, 2008		December 31, 2007
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total[1]	Outstanding Deposits	Percent of Total[1]
MidFirst Bank	$6,538,700	21.8%	$5,741,000	18.0%	$4,219	0.3%	$26,401	2.0%
_______
1   Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

MidFirst Bank did not originate mortgage loans for or sell mortgages into the MPF program during the three-month periods ended March 31, 2008 and 2007.

Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of March 31, 2008 and December 31, 2007 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	March 31, 2008		December 31, 2007
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$163,353	0.5%	$171,875	0.5%

Deposits	$9,938	0.6%	$7,089	0.5%

Class A Common Stock	$7,451	1.2%	$6,771	1.0%
Class B Common Stock	7,546	0.6	7,937	0.5
Total Capital Stock	$14,997	0.7%	$14,708	0.7%

The following table presents summary information on mortgage loans funded or acquired during the three-month periods ended March 31, 2008 and 2007 for members that had an officer or director serving on the FHLBank’s board of directors at March 31, 2008 or 2007 (in thousands). Information is only included for the period in which an officer or director served on the FHLBank’s board of directors.

	Three-month period ended
	March 31, 2008		March 31, 2007
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$6,960	4.7%	$616	1.5%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three-month periods ended March 31, 2008 and 2007 (in thousands). All transactions occurred at market prices.

	Three-month period ended
Business Activity	March 31, 2008	March 31, 2007
Average overnight interbank loan balances to other FHLBanks[1]	$2,126	$667
Average overnight interbank loan balances from other FHLBanks[1]	5,407	3,333
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	26	26
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	250	239
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	106,320	0
Net premium (discount) on purchases of consolidated obligations issued on behalf of other FHLBanks[4]	6,900	0
_______
1   Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.
2    Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.
3    Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004 and are recorded in other expense.
4    Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 2. Interest income earned on these securities totaled $4,070,000 and $216,000 for the three-month periods ended March 31, 2008 and 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of March 31, 2008 and December 31, 2007 and results of operations for the three-month periods ended March 31, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2007.

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

The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite fluctuations in total assets, liabilities and capital in recent quarters, the FHLBank has been able to: (1) achieve its housing mission by meeting member credit needs even during the recent capital market disruptions; and (2) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated. Note that prior periods have been adjusted for retrospective application of FASB Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39 and a change in the FHLBank’s method of amortizing/accreting mortgage loan origination fees (agent fees) and premiums/discounts. See Note 1 of the quarterly financial statements for additional details. Prior period information has been updated to reflect these adjustments in Table 1 and in applicable subsequent tables in this quarterly report on Form 10-Q.

Table 1

Selected Financial Data (dollar amounts in thousands):

	03/31/2008	12/31/2007	09/30/2007	06/30/2007	03/31/2007

Statement of Condition (at period end)
Total assets	$54,130,059	$55,304,572	$56,632,113	$52,454,856	$49,685,262
Investments[1]	20,859,978	20,515,451	20,947,136	21,264,640	20,290,382
Advances	30,522,354	32,057,139	32,980,591	28,510,094	26,715,893
Mortgage loans held for portfolio, net	2,423,620	2,352,301	2,333,786	2,339,748	2,351,196
Deposits	1,709,705	1,340,816	912,226	1,043,090	1,273,684
Consolidated obligations, net[2]	49,668,086	51,109,456	52,748,882	48,576,344	45,826,766
Capital	2,207,497	2,297,854	2,334,743	2,141,276	2,026,322

Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	61,422	62,155	60,609	54,573	54,488
Provision for (reversal of) credit losses on mortgage loans	9	(16)	37	(3)	(43)
Other income (loss)	(19,675)	5,386	3,483	2,130	(779)
Other expenses	9,606	9,919	8,289	9,962	9,084
Income before assessments	32,132	57,638	55,766	46,744	44,668
Assessments	8,545	15,323	14,836	12,447	11,904
Net income	23,587	42,315	40,930	34,297	32,764

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash[3]	83	86	84	89	114
Dividends paid in stock[3]	25,065	30,388	30,429	26,877	26,953
Class A Stock dividend rate	2.75%	4.00%	4.55%	4.45%	4.45%
Class B Stock dividend rate	5.75%	6.25%	6.70%	6.50%	6.50%
Weighted average dividend rate[4]	5.25%	5.78%	6.19%	6.00%	6.03%
Dividend payout ratio	106.62%	72.02%	74.55%	78.62%	82.61%
Return on average equity	4.12%	7.07%	7.34%	6.74%	6.49%
Return on average assets	0.17%	0.30%	0.30%	0.28%	0.27%
Average equity to average assets	4.15%	4.18%	4.13%	4.11%	4.11%
Net interest margin[5]	0.45%	0.44%	0.45%	0.44%	0.45%
Total capital ratio at period end[6]	4.08%	4.15%	4.12%	4.08%	4.08%
Ratio of earnings to fixed charges[7]	1.06	1.09	1.08	1.08	1.07

[1] Investments also include interest-bearing deposits and Federal funds sold.
[2] Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 7 to the quarterly financial statements for a description of the total consolidated obligations of all FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Board, which govern the issuance of debt for all FHLBanks in the FHLBank System.

[3] Dividends classified as interest expense on mandatorily redeemable capital stock and not included as dividends under GAAP were $243,000, $387,000, $504,000, $560,000 and $650,000 for the quarters ended March 31, 2008, December 31, 2007, September 30, 2007, June 30, 2007 and March 31, 2007, respectively.

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

Quarterly Overview
Total assets decreased during the first three months of 2008 by 2.1 percent to $54.1 billion at March 31, 2008 from $55.3 billion at December 31, 2007. Changes in the mix of assets for the three-month period included a $1.5 billion decrease in advances and a $0.8 billion decrease in Federal funds sold that were offset by a $0.9 billion increase in trading securities and a $0.3 billion increase in held-to-maturity securities. On the liability side of the balance sheet, deposits increased by $0.4 billion and discount notes, which are typically used to fund short-term advances and Federal funds sold, increased by $3.6 billion while longer term consolidated obligation bonds decreased by $5.1 billion.

The FHLBank’s net income for the three-month period ended March 31, 2008 was $23.6 million compared to $32.8 million for the three-month period ended March 31, 2007. The decrease was primarily attributable to the following:
▪	$6.9 million increase in net interest income (increase income);
▪	$11.2 million increase in net income related to net gain (loss) on trading securities (increase income);
▪	$31.4 million decrease in net income related to net gain (loss) on derivatives and hedging activities (decrease income);
▪	$1.0 million increase in net realized gain (loss) on sale of held-to-maturity securities (increase income: loss in 2007, none in 2008);
▪	$0.5 million increase in total other expenses (decrease income); and
▪	$3.4 million decrease in assessments (increase income).

The FHLBank’s net income for the first quarter of 2008 compared to the first quarter of 2007 was negatively influenced by the change related to net gain (loss) on derivatives and hedging activities, which was partially offset by the increase in net interest income and the increase in net gain (loss) on trading securities. Since a significant portion of the FHLBank’s equity capital, as evidenced by its relatively short duration of equity (DOE), is invested in assets with a short duration and thus earns the equivalent of a short-term money market rate, this part of equity continued to earn a short-term interest rate for the three-month period ended March 31, 2008. DOE in all scenarios increased primarily because of a significant decline in the estimated fair values of our MBS/CMO portfolios, particularly our private issue MBS/CMOs. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3 for additional discussion on the FHLBank’s DOE. The FHLBank’s net interest margin remained constant at 0.45 percent for the three-month periods ended March 31, 2008 and 2007. The FHLBank’s return on equity (ROE) decreased to 4.12 percent for the first quarter of 2008 compared to 6.49 percent for the same period of 2007. This was primarily due to a decrease in net gain (loss) on derivatives and hedging activities as mentioned previously. The first quarter 2008 ROE was also negatively impacted by a ($7.1) million loss on unswapped mortgage-backed securities/collateralized mortgage obligations (MBS/CMOs) included in trading securities. See “Net Gain (Loss) on Trading Securities” in this Item 2 for additional discussion on the FHLBank’s trading securities and net gain (loss) on trading securities.

Effective January 1, 2008, the FHLBank changed its method of amortizing/accreting mortgage loan origination fees (agent fees) and premiums/discounts on mortgage loans from the estimated life method with retrospective adjustment to the contractual life method. Additionally, the FHLBank adopted FSP FIN 39-1, which permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements. See Note 1 to the quarterly financial statements for additional discussion, including the impact to the FHLBank’s prior period Statement of Condition, Statement of Income and Statement of Cash Flows.

Dividends paid for the first quarter of 2008 were 2.75 percent and 5.75 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was a decrease over dividends paid for the first quarter of 2007 of 4.45 percent and 6.50 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The decrease in dividend rates generally corresponds with the decrease in net income between the periods, but as reflected in Table 1, the payout ratio actually increased from 83 percent during the first quarter of 2007 to 107 percent during the first quarter of 2008. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	March 31, 2008 Three-Month Average	March 31, 2007 Three-Month Average
Overnight Federal funds effective rate[1]	3.17%	5.26%
3-month Treasury bill[1]	2.09	5.10
3-month LIBOR[1]	3.29	5.36
2-year U.S. Treasury note[1]	2.03	4.76
5-year U.S. Treasury note[1]	2.75	4.64
10-year U.S. Treasury note[1]	3.65	4.68
30-year residential mortgage note rate[2]	5.84	6.15

Market Instrument	March 31, 2008 Ending Rate	December 31, 2007 Ending Rate	March 31, 2007 Ending Rate
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	2.25%	4.25%	5.25%
3-month Treasury bill[1]	1.32	3.24	5.03
3-month LIBOR[1]	2.69	4.70	5.35
2-year U.S. Treasury note[1]	1.59	3.05	4.58
5-year U.S. Treasury note[1]	2.44	3.44	4.54
10-year U.S. Treasury note[1]	3.41	4.03	4.65
30-year residential mortgage note rate[2]	5.75	6.05	6.13
__________
[1] Source is Bloomberg.
[2] Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

The rates in Table 2 are used as references throughout this quarterly report on Form 10-Q, especially in this Item 2 – “Results of Operations” and “Financial Condition” and Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

The disruptions in the capital markets that began in the third quarter of 2007 have affected the FHLBank in multiple ways during the first quarter 2008. Effects on the FHLBank will be discussed throughout this report, but the two most significant are:
▪
The estimated fair value of the FHLBank’s held-to-maturity MBS/CMO portfolios decreased significantly in the first quarter of 2008 due to continued disruptions in the mortgage markets, which resulted in temporary illiquidity in portions of the MBS/CMO market and extraordinarily wide mortgage asset spreads relative to historical averages. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs.

▪
The FHLBank’s duration of equity (DOE) for March 31, 2008 of +4.9 in the base scenario is outside management’s typical operating range of ±2.5, but is within the Board of Directors’ approved limits of ±5.0. As mentioned previously, DOE in all scenarios has increased because of a significant decline in the estimated fair values of our MBS/CMO portfolios.

While neither of the above issues had any significant impacts on the FHLBank’s results of operations during the first quarter of 2008, both are discussed in more detail in Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the first quarter of 2008 over the first quarter of 2007 is primarily attributable to a combination of the overall increase in the FHLBank’s average balance of total assets and the increase in net interest spreads as the decrease in short-term interest rates on the FHLBank’s liabilities exceeded the decrease in yields on the FHLBank’s interest earning assets. Because of favorable interest costs on consolidated obligation discount notes versus consolidated obligation bonds, the FHLBank changed the mix of discount notes and bonds, which resulted in a $9.4 billion increase in the average balance of lower costing discount notes and a $4.3 billion decrease in the average balance of higher costing bonds from the first quarter of 2007 to the first quarter of 2008. See Tables 4 and 5 for further information regarding average balances and yields and changes in interest income.

Net income is subject to volatility not only from changes in the average balance of total assets and interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the first quarter of 2008 compared to the first quarter of 2007 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	For the Three Months Ended March 31, 2008 vs. 2007
	Dollar Change	Percent Change
Total interest income	$(83,287)	(12.7)%
Total interest expense	(90,221)	(15.0)
Net interest income before provision for credit losses on mortgage loans	6,934	12.7
Provision for (reversal of) credit losses on mortgage loans	52	120.9
Net interest income after provision for credit losses on mortgage loans	6,882	12.6
Net gain (loss) on trading securities	11,208	540.4
Net gain (loss) on derivatives and hedging activities	(31,440)	(979.1)
Other non-interest income	1,336	373.2
Total non-interest income	(18,896)	2,425.7
Operating expenses	633	8.1
Other non-interest expense	(111)	(9.1)
Total other expense	522	5.7
AHP assessments	(1,065)	(28.7)
REFCORP assessments	(2,294)	(28.0)
Total assessments	(3,359)	(28.2)
Net income	$(9,177)	(28.0)%

Net Interest Income – Net interest income increased 12.7 percent from $54.5 million in the first quarter of 2007 to $61.4 million in the first quarter of 2008, while the FHLBank’s net interest margin remained unchanged at 0.45 percent for the first quarters of 2007 and 2008. A portion of the increase from the first quarter of 2007 to the first quarter of 2008 is attributable to an increase in earning assets as average earning assets increased from $49.5 billion in the first quarter of 2007 to $55.2 billion in the first quarter of 2008. The increase in average interest-earning assets is almost entirely attributable to an increase in average advances (increased from $26.9 billion to $32.4 billion). Interest income on interest-earning assets decreased from the first quarter of 2007 to the first quarter of 2008 primarily because of a decrease in the average rate of interest-earning assets as reflected in Table 5. Interest expense on interest-bearing liabilities decreased as well, but to a greater extent than interest income as a result of favorable interest costs on consolidated obligation discount notes. As a result of the decreased funding costs relative to income on earning assets, the net interest spread reflected in Table 4 increased from 0.20 percent for the first quarter of 2007 to 0.26 percent for the first quarter of 2008 (Table 5 reflects decreases in interest income and interest expense attributable to rate, but a net increase in NII attributable to rate). Table 5 indicates that the increase in NII for the first quarter of 2008 was slightly more attributable to changes in rates (55 percent) than changes in volumes (45 percent).

As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s DOE, while lengthening during the first quarter of 2008 because of capital market disruptions, still remains relatively short. The DOE number is the result of the short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. However, as average short-term interest rates decreased from the first three months of 2007 to the first three months of 2008, the FHLBank’s net interest income actually increased because: (1) total interest expense declined at a faster rate than total interest income; and (2) average total interest-earning assets increased.

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended March 31, 2008 and 2007 (in thousands):

Table 4

	For the Three Months Ended
	March 31, 2008			March 31, 2007
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$6,174,777	$66,161	4.31%	$4,289,236	$56,888	5.38%
Federal funds sold	4,335,842	37,167	3.45	7,064,571	92,987	5.34
Investments[6]	9,860,781	113,230	4.62	8,823,833	117,007	5.38
Advances[1,7]	32,391,625	322,684	4.01	26,933,494	356,073	5.36
Mortgage loans held for portfolio[1,4,5]	2,380,025	31,108	5.26	2,363,662	30,600	5.25
Other interest-earning assets	58,808	923	6.31	63,553	1,005	6.41
Total earning assets	55,201,858	571,273	4.16	49,538,349	654,560	5.36
Other non-interest-earning assets	313,127			275,411
Total assets	$55,514,985			$49,813,760
Interest-bearing liabilities:
Deposits	$1,414,793	$10,943	3.11%	$955,708	$12,132	5.15%
Consolidated obligations:[1]
Discount Notes	22,525,197	193,847	3.46	13,159,324	170,178	5.24
Bonds	28,609,290	304,416	4.28	32,924,949	416,608	5.13
Other borrowings	65,635	645	3.95	88,211	1,154	5.31
Total interest-bearing liabilities	52,614,915	509,851	3.90	47,128,192	600,072	5.16
Capital and other non-interest-bearing funds	2,900,070			2,685,568
Total funding	$55,514,985			$49,813,760

Net interest income and net interest spread[2]		$61,422	0.26%		$54,488	0.20%

Net interest margin[3]			0.45%			0.45%
___________
[1] Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2] Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3] Net interest margin is net interest income as a percentage of average interest-earning assets.
[4] The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $586,000 and $607,000 for the quarters ended March 31, 2008 and 2007, respectively.

[5] Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6] The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7] Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the first quarters of 2008 and 2007 (in thousands):

Table 5

	For the Three Months Ended March 31, 2008 vs. 2007
	Increase (Decrease) Due to
	Volume[1],3	Rate[2],3	Total
Interest Income:
Interest-bearing deposits	$25,007	$(15,734)	$9,273
Federal funds sold	(35,917)	(19,903)	(55,820)
Investments	13,751	(17,528)	(3,777)
Advances	72,159	(105,548)	(33,389)
Mortgage loans held for portfolio	212	296	508
Other assets	(75)	(7)	(82)
Total earning assets	75,137	(158,424)	(83,287)
Interest Expense:
Deposits	5,827	(7,016)	(1,189)
Consolidated obligations:
Discount notes	121,121	(97,452)	23,669
Bonds	(54,607)	(57,585)	(112,192)
Other borrowings	(295)	(214)	(509)
Total interest-bearing liabilities	72,046	(162,267)	(90,221)
Change in net interest income	$3,091	$3,843	$6,934
___________
[1] Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
[2] Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
[3] Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of ($34.7) million and ($3.2) million for the quarters ended March 31, 2008 and 2007, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses on its derivatives when the general level of interest rates falls over the period. The increase of the FHLBank’s loss on derivatives and hedging activities to ($34.7) million is consistent with the significant decrease in interest rates during the first quarter of 2008.

Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities were related to economic hedges (primarily pay fixed interest rate swaps). In September 2007, the FHLBank began purchasing variable rate MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. All gains (losses) related to trading securities are recorded in other income as net gain (loss) on trading securities; however, only gains (losses) on trading securities that are related to economic hedges are included in Tables 6 and 7. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities related to economic hedges are sensitive to the general level of interest rates. Gains (losses) in this category move in the opposite direction of and partially offset the net gain (loss) on derivative and hedging activities. Gains (losses) in the MBS/CMO portfolio also move in the opposite direction of the movement in interest rates but with no offsetting hedge. The FHLBank generally records gains on its trading securities when the general level of interest rates falls over the period and records losses on its trading securities when the general level of interest rates rises over the period. During the first quarter of 2007, all of the net gain (loss) on trading securities of $2.1 million was attributable to trading securities related to economic hedges. However, during the first quarter of 2008, the FHLBank recorded net gain (loss) on trading securities of $20.4 million attributable to trading securities related to economic hedges and ($7.1) million attributable to unswapped MBS/CMOs.

Table 6 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2008 (in thousands):

Table 6

	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(8,213)	$(1)	$(254)	$(1,573)	$0	$(10,041)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(1,415)	0	0	920	0	(495)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(29,415)	(263)	(398)	7	(30,069)
Economic hedges – net interest received (paid)	(6)	(4,042)	0	(59)	20	(4,087)
Subtotal	(1,421)	(33,457)	(263)	463	27	(34,651)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	20,439	0	0	0	20,439
TOTAL	$(9,634)	$(13,019)	$(517)	$(1,110)	$27	$(24,253)

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

Return on Equity – Return on equity was 4.12 percent (annualized) in the first quarter of 2008, a decrease of 237 basis points from 6.49 percent for the first quarter of 2007. This decrease reflects the 28.0 percent decrease in net income, from $32.8 million in the first quarter of 2007 to $23.6 million in the first quarter of 2008, and the negative impact of a higher average balance of equity for the first quarter of 2008. As discussed previously in “Results of Operations – Net Interest Income” in this Item 2 and reflected in Table 3, the primary contributors to the decrease in ROE were related to: (1) an increase in net loss on derivatives and hedging activities from the first quarter 2007 (($3.2) million) to the first quarter 2008 (($34.7) million); and (2) the ($7.1) million loss on unswapped MBS/CMOs included in trading securities during the first quarter of 2008, which were partially offset by a $6.9 million increase in NII.

Financial Condition

Overall – Table 8 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2007 to March 31, 2008 (in thousands):

Table 8

	Increase (Decrease) in Components
	December 31, 2007 vs. March 31, 2008
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,420)	(82.4)%
Investments[1]	344,527	1.7
Advances	(1,534,785)	(4.8)
Mortgage loans held for portfolio, net	71,319	3.0
Derivatives assets	4,409	5.7
Other assets	(58,563)	(19.5)
Total assets	$(1,174,513)	(2.1)%

Liabilities:
Deposits	$368,889	27.5%
Consolidated obligations, net	(1,441,370)	(2.8)
Mandatorily redeemable capital stock	(799)	(2.2)
Derivative liabilities	29,687	27.4
Other liabilities	(40,563)	(9.8)
Total liabilities	(1,084,156)	(2.0)

Capital:
Capital stock outstanding	(88,857)	(4.2)
Retained earnings	(1,561)	(0.7)
Accumulated other comprehensive income	61	2.9
Total capital	(90,357)	(3.9)
Total liabilities and capital	$(1,174,513)	(2.1)%
__________
[1] Investments also include interest-bearing deposits and Federal funds sold.

Advances – Outstanding advances decreased by 4.8 percent from $32.1 billion on December 31, 2007 to $30.5 billion on March 31, 2008 (see Table 8). Over the three-month period, the mix of products changed significantly, with short-term fixed rate advances increasing to 29.5 percent and long-term fixed rate advances decreasing to 22.8 percent of the total as of March 31, 2008, compared to 12.5 and 26.4 percent, respectively, as of December 31, 2007 (see Table 9). The par value of total fixed rate advances increased by $4.1 billion and the par value of total adjustable rate advances, including lines of credit, decreased by $5.9 billion (see Table 9). Line of credit advances decreased from $6.8 billion at December 31, 2007 to $0.8 billion at March 31, 2008. From December 31, 2007 to March 31, 2008, SFAS 133 basis adjustments on advances increased primarily as a result of the increased level of convertible advances and other advances which are hedged by the FHLBank with derivatives.

We expect that the FHLBank’s total advances to existing members will increase during the second quarter despite the fact that members’ originations of mortgage loans held in portfolio have slowed somewhat due to the slowdown in the housing market and there is a decreasing need for liquidity from several of the FHLBank’s largest members. The expected increase is because U.S. Central Federal Credit Union, typically one of the FHLBank’s largest borrowers, had reduced its outstanding advances from $3.8 billion at December 31, 2007 to zero at March 31, 2008. The first quarter into the second quarter is a period during which U.S. Central Federal Credit Union is extremely liquid and has a lower need for advances, but we expect it to return to the FHLBank’s advance window during the second quarter. The credit crisis in the capital markets that began in the third quarter of 2007 resulted in a substantial increase in advance demand from some of the FHLBank’s largest members during the last half of 2007 and these members have tentatively indicated that they do not believe that they will need as much liquidity in the months ahead. The FHLBank expects that new FHLBank members, primarily new or recent insurance company members, will continue to increase their demand for advances, but this increase will be more than offset by the expected declines in advance balances discussed above for members other than U.S. Central Federal Credit Union.

Table 9 summarizes the par value of the FHLBank’s advances outstanding by product as of March 31, 2008 and December 31, 2007 (in thousands):

Table 9

	March 31, 2008		December 31, 2007
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$790,518	2.6%	$6,751,375	21.2%
Short-term fixed rate advances	8,857,021	29.5	3,968,390	12.5
Regular fixed rate advances	6,864,617	22.8	8,402,504	26.4
Fixed rate callable advances	56,625	0.2	16,625	0.1
Fixed rate amortizing advances	490,297	1.6	477,331	1.5
Fixed rate callable amortizing advances	1,905	0.0	2,037	0.0
Fixed rate convertible advances	5,480,883	18.2	4,843,833	15.2
Adjustable rate advances	595,373	2.0	494,330	1.6
Adjustable rate callable advances	5,942,390	19.8	5,937,644	18.6
Customized advances:
Advances with embedded caps or floors	142,500	0.5	142,500	0.4
Standard housing and community development advances:
Regular fixed rate advances	430,958	1.4	411,514	1.3
Fixed rate amortizing advances	374,523	1.3	358,829	1.1
Fixed rate callable amortizing advances	125	0.0	125	0.0
Adjustable rate advances	5,000	0.0	0	0.0
Adjustable rate callable advances	34,672	0.1	46,724	0.1
Fixed rate amortizing advances funded through AHP	16	0.0	18	0.0
TOTAL PAR VALUE	$30,067,423	100.0%	$31,853,779	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets decreased from 58.0 percent as of December 31, 2007 to 56.4 percent as of March 31, 2008. The percentage of total advances to total assets is expected to remain relatively steady within a range from 53 to 60 percent in future periods as any growth in the FHLBank’s mortgage loan portfolio is accommodated on the balance sheet through a reduction in money market and other short-term investments. The average yield on advances was 4.01 percent for the three months ended March 31, 2008, compared to 5.36 percent for the three months ended March 31, 2007.

As detailed in Table 9, 72.7 percent of the FHLBank’s advance portfolio as of March 31, 2008, re-prices within three months compared to 69.6 percent as of December 31, 2007. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, credit unions and insurance companies, but also includes credit risk exposure to a limited number of housing associates. Table 10 presents information on the FHLBank’s five largest borrowers as of March 31, 2008 and December 31, 2007 (in thousands). If the borrower did not represent one of the five largest borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral held as security for all advance borrowers.

Table 10

			March 31, 2008		December 31, 2007
Borrower Name	City	State	Advance Par Value	Percent of Total Advances	Advance Par Value	Percent of Total Advances
MidFirst Bank	Oklahoma City	OK	$6,538,700	21.7%	$5,741,000	18.0%
Security Life of Denver Ins. Co.	Denver	CO	3,525,000	11.7	3,075,000	9.7
Capitol Federal Savings Bank	Topeka	KS	2,546,000	8.5	2,746,000	8.6
Pacific Life Insurance Co.	Omaha	NE	1,650,000	5.5	1,650,000	5.2
Security Benefit Life Insurance Co.	Topeka	KS	1,434,330	4.8
U.S. Central Federal Credit Union	Lenexa	KS			3,750,000	11.8
TOTAL			$15,694,030	52.2%	16,962,000	53.3%

Table 11 presents the interest income associated with the top five advance borrowers as presented in Table 10 as well as the top five borrowers with the highest interest income for the three-month periods ended March 31, 2008 and 2007 (in thousands).

Table 11

			Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
Borrower Name	City	State	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	Oklahoma City	OK	$50,871	15.6%	$72,668	21.6%
U.S. Central Federal Credit Union	Lenexa	KS	33,077	10.1	39,748	11.8
Security Life of Denver Ins. Co.	Denver	CO	32,975	10.1	33,574	10.0
Capitol Federal Savings Bank.	Topeka	KS	31,847	9.8	35,441	10.5
Pacific Life Insurance Co.	Omaha	NE	17,227	5.3	0	0.0
Security Benefit Life Insurance Co.	Topeka	KS	15,274	4.7	17,281	5.1
TOTAL			$181,271	55.6%	$198,712	59.0%
___________
[1] Total advance income excludes net interest settlements on derivatives.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the Federal Home Loan Bank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was a slight increase in the MPF portfolio during the first quarter of 2008, as new loans acquired from in-district participating financial institutions (PFIs) were more than enough to offset the amount of loans paid down during the three-month period ended March 31, 2008. The FHLBank continued to devote resources during the first three months of 2008 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans during the remainder of 2008.The FHLBank did not acquire any out-of-district mortgage loans during the first three months of 2008 and is unlikely to do so during the remainder of 2008.

On April 23, 2008, the Federal Home Loan Bank of Chicago announced that it will no longer enter into new master commitments or renew existing master commitments to purchase mortgage loans from its PFIs under the MPF Program. The Federal Home Loan Bank of Chicago indicated that it will work closely with its members that currently participate in the MPF Program to fund loans through July 31, 2008. Therefore, it will only enter into new delivery commitments under existing master commitments that fund no later than that date. In its announcement, Federal Home Loan Bank of Chicago noted that this decision did not impact its commitment to provide programmatic and operational support in its role as MPF Provider for loans already purchased from its members and for the Federal Home Loan Banks participating in the MPF Program. As noted under Item 1 – “Business – Mortgage Loans Held for Portfolio” in the annual report on Form 10-K, the servicing rights are retained or sold to an MPF-approved servicer so servicing of the loans will not change. This announcement does not impact FHLBank Topeka’s commitment to the MPF Program and we do not anticipate at this time that this announcement will directly impact the volume of mortgage loans acquired.

Table 12 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of March 31, 2008 and December 31, 2007 and the percentage of those loans to total MPF loans outstanding as of each date. If the PFI did not represent one of the top five PFIs for one of the periods presented, the applicable column is left blank.

Table 12

PFI Name	MPF Loan Balance as of March 31, 2008	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2007	Percent of Total MPF Loans
TierOne Bank	$520,626	21.5%	$504,498	21.5%
LaSalle National Bank, N.A.[1]	510,875	21.1	526,333	22.4
Bank of the West[2]	411,189	17.0	423,917	18.1
Sunflower Bank, NA	57,454	2.4	58,406	2.5
Central National Bank	53,534	2.2
Golden Belt Bank, FSA			38,990	1.7
Total	$1,553,678	64.2%	$1,552,144	66.2%
___________
[1] Out-of-district loans acquired from Federal Home Loan Bank of Chicago.
[2] Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Despite a decrease in the average 30-year residential mortgage note rate (average 30-year residential mortgage note rate of 5.84 percent for the first quarter of 2008 and 6.15 percent for the first quarter of 2007 per Table 2), the FHLBank’s average yield on mortgage loans for the first quarter of 2008 was 5.26 percent compared to 5.25 percent for the first quarter of 2007. The average yield on mortgage loans increased due primarily to the increase in mortgage interest rates on new mortgage loans compared to the average rate on existing loans and a decrease in the net write-off of the amortization of net premiums as a result of the decline in mortgage loan prepayments. The average yield on mortgage loans is expected to increase slightly during 2008 as mortgage interest rates during the remainder of the year are expected to fluctuate up and down but are not expected to change significantly one way or the other from the current level (Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg was 5.75 percent at the end of March 2008). See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO® score2 and loan-to-value ratio (LTV)3 recorded at origination for conventional mortgage loans held in portfolio at March 31, 2008 was 741.4 FICO with a 72.5 percent LTV. The FHLBank believes it has minimal exposure to sub-prime loans due to its unique business model, conservative policies pertaining to advances collateral and investments, and reduced credit risk due to the design of its mortgage loan programs. Under the MPF Program, the FHLBank does not fund or purchase mortgage loans that are originated as sub-prime or nontraditional loans (e.g., adjustable loans with teaser rates, low FICO scores/high loan-to-values, interest-only loans, negative amortization loans, etc.). Even though the mortgage loans on its books are not classified sub-prime or nontraditional, management has added additional reporting to monitor all mortgage loans where the borrower’s original FICO score was equal to or less than 660.

Table 13 presents the unpaid principal balance for conventional and government-insured mortgage loans as of March 31, 2008 and December 31, 2007 (in thousands):

Table 13

	March 31, 2008	December 31, 2007
Conventional mortgage loans	$2,325,713	$2,261,562
Government-insured mortgage loans	93,179	85,698
Total outstanding mortgage loans	$2,418,892	$2,347,260

Table 14 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of March 31, 2008 and December 31, 2007 (in thousands):

Table 14

	March 31, 2008	December 31, 2007
Performing mortgage loans	$2,412,301	$2,340,691
Non-performing mortgage loans	5,510	5,640
Mortgage loans 90 days or more past due and accruing	1,081	929
Total outstanding mortgage loans	$2,418,892	$2,347,260

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

Table 15 details the change in the allowance for mortgage loan losses for the three-month periods ended March 31, 2008 and 2007 (in thousands):

Table 15

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Balance, beginning of period	$844	$854
Provision for (reversal of) credit losses on mortgage loans	9	(43)
Charge-offs	(11)	44
Balance, end of period	$842	$855

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three-month periods ended March 31, 2008 and 2007.

Investments – As indicated in Table 8, total investments (including long term investments, interest-bearing deposits and Federal funds sold) increased 1.7 percent from December 31, 2007 to March 31, 2008. Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 4.28 percent during the first quarter of 2008, compared to 5.36 percent during the first quarter of 2007. The FOMC lowered the target overnight Federal funds rate 200 basis points to 2.25 percent during the first quarter of 2008. This change, together with the steepening of the U.S. Treasury curve from the 2-year to the 10-year Treasury bond yield, resulted in a widening of spreads between the yield on investments and the FHLBank’s cost of funds for the quarter ended March 31, 2008. Much of the increase in spreads during the first quarter of 2008 can be attributed to a decrease in the FHLBank’s borrowing costs in the short-term consolidated obligation discount note market as there was a “flight to quality” during the credit crisis in the financial markets and FHLBank short-term discount notes were viewed favorably by market participants because of the FHLBank’s GSE status. The current wider spreads are expected to return to more normal levels (closer to historical averages) once the financial market conditions stabilize and the flight to quality abates. At the present time, however, we are uncertain as to when the financial market conditions will stabilize and the flight to quality will abate. See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $11.9 billion at March 31, 2008, compared to $12.5 billion at December 31, 2007. The decrease was primarily due to a decrease in Federal funds sold, which was partially offset by an increase in commercial paper. The decrease in the short-term liquidity portfolios was consistent with the decrease in total assets that resulted from decreased demand for advances in the quarter ended March 31, 2008 as there was less capital to leverage. The FHLBank’s long-term investment portfolio, consisting of U.S. government agency and government sponsored enterprise (GSE) securities, MBS/CMO and taxable state or local housing finance agency securities, increased from $8.0 billion at December 31, 2007 to $9.0 billion at March 31, 2008. During the first quarter of 2008, the FHLBank purchased $856 million of par value in triple-A rated GSE fixed rate debentures, which were placed in a trading portfolio for asset/liability management purposes. In connection with these purchases, the FHLBank was able to reduce its investments in money market instruments with lower rated counterparties. The FHLBank also simultaneously entered into derivatives (pay fixed interest rate swaps) in the same notional amount as the GSE debentures that effectively converted the fixed interest rates of the GSE debentures to variable interest rates. The FHLBank does not intend to actively trade these securities but classified them as trading so that the unrealized gain or loss on the trading securities flows through other income at the same time as the unrealized gain or loss on the derivatives. The trading portfolio also contains adjustable rate MBS/CMOs that were purchased in the last half of 2007. We anticipate that the investment in MBS/CMOs in the trading portfolio will be limited to adjustable rate securities because of the lower price volatility relative to fixed rate MBS/CMOs. For similar reasons (i.e., limiting income volatility), FHLBank management does not expect that this portfolio of adjustable rate MBS/CMOs classified as trading securities will exceed $1.0 billion in the future.

The carrying value and contractual maturity of the FHLBank’s investments as of March 31, 2008 and December 31, 2007 are summarized by security type in Tables 16 and 17 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 16

March 31, 2008
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
CDs	$6,050,001	$6,050,001	$0	$0	$0
MPF deposits	25	25	0	0	0
Total interest-bearing deposits	6,050,026	6,050,026	0	0	0

Federal funds sold	4,339,500	4,339,500	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	327,526	0	0	327,526	0
Fannie Mae obligations[1]	385,978	0	113,369	272,609	0
Freddie Mac obligations[1]	1,071,877	100,938	326,844	644,095	0
Mortgage-backed securities:
Fannie Mae obligations[1]	456,939	0	0	0	456,939
Freddie Mac obligations[1]	315,848	0	0	0	315,848
Ginnie Mae obligations[2]	2,382	0	0	0	2,382
Total trading securities	2,560,550	100,938	440,213	1,244,230	775,169

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,414,433	1,414,433	0	0	0
State or local housing agencies	176,351	0	10,175	1,895	164,281
Mortgage-backed securities:
Fannie Mae obligations[1]	1,701,070	0	0	0	1,701,070
Freddie Mac obligations[1]	1,679,900	0	0	19,153	1,660,747
Ginnie Mae obligations[2]	42,331	0	0	1,168	41,163
Other – non-government	2,895,817	0	0	53,748	2,842,069
Total held-to-maturity securities	7,909,902	1,414,433	10,175	75,964	6,409,330

Total	$20,859,978	$11,904,897	$450,388	$1,320,194	$7,184,499
_______
[1] Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.

[2] Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 17

December 31, 2007
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
CDs	$6,122,007	$6,122,007	$0	$0	$0
MPF deposits	10	10	0	0	0
Total interest-bearing deposits	6,122,017	6,122,017	0	0	0

Federal funds sold	5,150,000	5,150,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	213,046	0	0	213,046	0
Fannie Mae obligations[1]	110,457	0	53,515	56,942	0
Freddie Mac obligations[1]	520,252	99,781	318,461	102,010	0
Mortgage-backed securities:
Fannie Mae obligations[1]	477,692	0	0	0	477,692
Freddie Mac obligations[1]	330,044	0	0	0	330,044
Ginnie Mae obligations[2]	2,552	0	0	0	2,552
Total trading securities	1,654,043	99,781	371,976	371,998	810,288

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,143,067	1,143,067	0	0	0
State or local housing agencies	191,170	0	10,305	2,600	178,265
Mortgage-backed securities:
Fannie Mae obligations[1]	1,579,409	0	0	0	1,579,409
Freddie Mac obligations[1]	1,638,400	0	0	19,150	1,619,250
Ginnie Mae obligations[2]	44,033	0	0	1,268	42,765
Other – non-government	2,993,312	0	0	15,386	2,977,926
Total held-to-maturity securities	7,589,391	1,143,067	10,305	38,404	6,397,615

Total	$20,515,451	$12,514,865	$382,281	$410,402	$7,207,903
_______
[1] Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
[2] Ginnie Mae securities are guaranteed by the U.S. government.

Table 18 presents a summary of the FHLBank’s private issue residential MBS/CMO investments as of March 31, 2008 by general collateral types supporting the securities and the year that each was originally securitized (in thousands):

Table 18

Carrying Value by Year of Original Securitization
Collateral Type	Carrying Value	2008	2007	2006	2005	2004	2003 & prior
Whole Loan Fixed	$2,124,315	$0	$0	$126,298	$664,456	$406,569	$926,992
Whole Loan Alt-A	419,239	0	0	0	80,318	81,146	257,775
Whole Loan Arm	294,953	0	0	0	24,482	167,392	103,079
VA Guaranteed	8,589	0	0	0	0	8,589	0
TOTAL	$2,847,096	$0	$0	$126,298	$769,256	$663,696	$1,287,846

None of the FHLBank’s private issue MBS/CMO investments in Table 18 were considered sub-prime by the issuer. The FHLBank generally purchases private issue MBS/CMO investments with weighted average FICO scores of 700 or above and weighted average loan-to-value ratios of 75 percent or lower. Interest-only loans included in the carrying value of the above private issue residential MBS/CMO investments were $293.8 million (10.3 percent of total) and had weighted average credit support of 10.0 percent as of March 31, 2008. Credit support is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. The weighted average credit support for the whole loan Alt-A securities in Table 18 was 9.5 percent as of March 31, 2008.

During the first quarter of 2008, the FHLBank experienced a significant decline in the estimated fair values of its held-to-maturity MBS/CMO portfolios based on third party prices, primarily in the private issue MBS/CMOs. This decline in market value was partially offset by the FHLBank’s issuance of long term, fixed rate callable and non-callable consolidated obligations. We believe that this decrease in estimated fair value of the MBS/CMO portfolios is a temporary market condition resulting from the turmoil in the capital markets. As a result of our analysis of these securities, including consideration of the credit enhancement protection on these MBS/CMOs, the FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities (See Note 3 of the quarterly financial statements). The FHLBank also has the ability and intent to hold these securities until such time as it can collect its investment.

Also, during the first quarter of 2008, $1.2 million in private issue MBS/CMOs were downgraded by the NRSROs to BBB and $4.2 million in private issue MBS/CMOs were downgraded by the NRSROs to BB. The downgrades occurred because the credit support for these securities is being provided by a monoline mortgage insurance company which had its credit rating lowered to BB. The private issue MBS/CMOs in question, however, are still performing. The FHLBank expects to collect all amounts due according to the contractual terms of the securities and has the ability to hold the securities until such time.

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 3.11 percent for the first quarter of 2008 and 5.15 percent for the first quarter of 2007. The average rate paid on deposits changed in tandem with changing short-term interest rates during and between those periods. Most deposits are demand or overnight deposits, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.

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

During the first three months of 2008, the FHLBank’s total consolidated obligation balances decreased as funding needs for advances decreased. While outstanding consolidated obligations decreased 2.8 percent from December 31, 2007 to March 31, 2008 (see Table 8), the mix between discount notes and bonds changed over the period. Discount notes increased by $3.6 billion and bonds decreased by $5.1 billion from December 31, 2007 to March 31, 2008. The reason for the change in the funding mix was that the cost relative to one- or three-month LIBOR of consolidated obligation bonds hedged with an interest rate swap was higher than the cost of discount notes with similar terms (refer to previous comments in this Item 2 on the cost of FHLBank discount notes during the recent credit crisis in the financial markets). The average annualized effective rate paid on consolidated obligations was 3.92 percent for the three months ended March 31, 2008 and 5.16 percent for the three months ended March 31, 2007. The average effective rate paid on consolidated obligations decreased in response to decreasing market interest rates and decreased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, during 2007 and the first quarter of 2008, the FHLBank’s strategy has been to acquire adjustable rate MBS/CMOs with embedded caps rather than fixed rate MBS/CMOs. At the same time the FHLBank also began purchasing interest rate caps and swaptions as economic hedges to mitigate a portion of the cap risk embedded in the adjustable rate MBS/CMOs. The net interest spread on the adjustable rate MBS/CMOs, adjusted for the cost of economic hedges, increased significantly during the first quarter of 2008 compared to the first quarter of 2007. Management expects that the net interest spread on its MBS/CMO portfolio, adjusted for the cost of economic hedges, may decline somewhat during the remainder of 2008 unless the widening of MBS/CMO spreads relative to the FHLBank’s cost of funds as a result of uncertainties in the sub-prime mortgage market that started late in the second quarter of 2007 and continued into the first quarter of 2008 persists. Given the widened spreads observed in the mortgage markets during the first quarter of 2008 and the continued instability in that market into the beginning of the second quarter, we are uncertain as to when and even if the mortgage spreads will decline from their current elevated level. See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information on the effect of interest rates on the three-month period ended March 31, 2008.

Derivatives – All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as both the interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 29 through 32 for detailed information regarding the notional amounts and estimated fair values (excluding accrued interest) of derivative instruments.

The notional amount of total derivatives outstanding decreased from $36.7 billion at December 31, 2007 to $32.5 billion at March 31, 2008. Decreases occurred in interest rate swaps executed to hedge consolidated obligations (from $22.8 billion at December 31, 2007 to $17.4 billion at March 31, 2008). The decrease in interest rate swaps executed to hedge consolidated obligations was the result of the change in funding mix resulting from more favorable funding cost of consolidated obligation discount notes relative to swapped debt. Also, as reflected in Tables 29 and 32, there has been a shift in the structure of interest rate swaps hedging consolidated obligation bonds with the more complex structures (fixed rate callable step-up or step-down and complex fixed rate bonds) decreasing from $9.9 billion at December 31, 2007 to $6.6 billion at March 31, 2008 and other less-complex structures (fixed rate non-callable bonds, fixed rate callable bonds, etc.) decreasing from $12.9 billion at December 31, 2007 to $10.8 billion at March 31, 2008. The decrease in the complex structures, which usually represent the most favorable funding levels, is the result of both increased competition from other GSEs for issuance of these structures and a decrease in the market demand for these more complex structures.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 19 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at March 31, 2008 and December 31, 2007 are as follows (in thousands):

Table 19

	March 31, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances:
Fair value	$9,455,212	$(453,787)	$8,929,677	$(200,918)

Investments:
Economic	5,015,113	(95,228)	4,283,614	1,900

Mortgage loans:
Fixed rate mortgage purchase commitments	71,346	83	21,007	57

Consolidated obligation bonds:
Fair value	17,368,896	324,633	22,794,396	68,896
Economic	450,000	(52)	450,000	346
Subtotal	17,818,896	324,581	23,244,396	69,242

Intermediary:
Economic	184,716	111	173,550	104

Total	$32,545,283	$(224,240)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(224,240)		$(129,615)
Net accrued interest receivable on derivatives		139,984		127,545
Fair value of cash collateral delivered to counterparty		61,886		30,938
Fair value of cash collateral received from counterparty		(33,680)		(59,640)
Net Derivative Fair Value		$(56,050)		$(30,772)

Net derivative assets balance		$82,020		$77,611
Net derivative liabilities balance		(138,070)		(108,383)
Net Derivative Fair Value		$(56,050)		$(30,772)

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

Cash and short-term investments, including commercial paper, totaled $11.8 billion and $12.4 billion as of March 31, 2008 and December 31, 2007, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market. GSE investments totaled $1.7 billion and $0.8 billion in par value at March 31, 2008 and December 31, 2007, respectively. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and Risk Management Policy (RMP) requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least three-quarters of its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital decreased by 3.9 percent from December 31, 2007 to March 31, 2008 (see Table 8). The majority of the decrease in capital is attributable to the decrease in advances (stock no longer needed to support advances was repurchased by the FHLBank) and to a lesser extent the decrease in earnings in the first quarter of fiscal year 2008 (dividends paid exceeded net income for the first quarter of 2008).

Table 20 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 31, 2008.

Table 20

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	3,356,439	16.5%
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,784,849	8.8
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,291,701	6.3
Total				6,432,989	31.6%

Table 21 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2007.

Table 21

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,991,419	14.1%
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	1,927,775	9.1
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,559,872	7.3
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,393,803	6.5
Total				7,872,869	37.0%

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of March 31, 2008 (see Note 10 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 5.25 percent and 6.03 percent for the quarters ended March 31, 2008 and 2007, respectively.

The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. The current dividend parity threshold is equal to the average effective overnight Federal funds rate minus 100 basis points.

FHLBank management anticipates that dividend rates on Class A Common Stock will be close to or equal to the current dividend parity threshold for future dividend periods and that the differential between the two classes of stock will stay the same or increase slightly, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 22 presents dividends paid by type for the three-month periods ended March 31, 2008 and 2007 (in thousands):

Table 22

Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
March 31, 2008[1,2]	$83	$25,065	$25,148
March 31, 2007[1,2]	114	26,953	27,067
___________
[1] The cash dividends listed for 2008 and 2007 represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
[2] For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2008, but this may change depending on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the enterprise risk management (ERM) process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews the RMP on at least an annual basis. Various management committees, including the Market Risk Analysis Committee (MRAC) and the Asset/Liability Committee (ALCO), oversee the FHLBank’s risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

Credit Risk Management – Credit risk is defined as the risk that counterparties to the FHLBank’s transactions will not meet their contractual obligations. The FHLBank manages credit risk by following established policies, evaluating the creditworthiness of its counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is performed for all areas where the FHLBank is exposed to credit risk, whether that is through lending, investing or derivative activities. The FHLBank manages credit risk in its investment portfolios by purchasing long-term securities (maturities greater than one year) which carry the highest credit rating from the three Nationally Recognized Statistical Rating Organizations (NRSROs). The only deviation from the requirement is on purchases of securities of state housing finance agencies (HFA), where the FHLBank requires that the HFA securities must receive at least the second highest credit rating from the NRSROs. Short-term securities, with a maturity of less than one year, must have the highest short-term credit rating from all of the NRSROs and the issuer must have at least an investment grade (fourth highest or better) long-term credit rating. As a standard practice, the FHLBank reduces its credit line to a counterparty as the counterparty’s credit rating diminishes.

As previously mentioned, during the first quarter of 2008, $1.2 million in private issue MBS/CMOs were downgraded by the NRSROs to BBB and $4.2 million in private issue MBS/CMOs were downgraded by the NRSROs to BB. These downgrades occurred because the credit support for these securities is being provided by a monoline mortgage insurance company which had its credit rating lowered to BB. The FHLBank expects to collect all amounts due according to the contractual terms of the securities and has the ability to hold the securities until such time.

The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $115.7 million and $137.3 million at March 31, 2008 and December 31, 2007, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $37.9 million and $62.2 million at March 31, 2008 and December 31, 2007, respectively. The FHLBank’s net credit exposure after collateral was approximately $77.8 million and $75.1 million at March 31, 2008 and December 31, 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2008 is indicated in Table 23 (in thousands):

Table 23

	AAA	AA	A	BBB[2]	Member[1]	Total
Total net exposure at fair value	$5,400	$74,625	$27,790	$3,711	$4,174	$115,700
Collateral held	0	12,141	21,539	0	4,174	37,854
Net exposure after collateral	$5,400	$62,484	$6,251	$3,711	$0	$77,846

Notional amount	$732,194	$23,759,868	$7,313,017	$576,500	$163,704	$32,545,283
_______
[1] Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

[2] Collateral was delivered to the FHLBank subsequent to the end of the quarter.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007 is indicated in Table 24 (in thousands):

Table 24

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$4,095	$116,989	$13,630	$2,537	$137,251
Collateral held	0	52,705	6,935	2,537	62,177
Net exposure after collateral	$4,095	$64,284	$6,695	$0	$75,074

Notional amount	$748,194	$26,584,251	$9,212,017	$107,782	$36,652,244
_______
[1] Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Table 25 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2008:

Table 25

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Goldman Sachs Capital Markets	AA-	23.9%	19.9%
BNP Paribas	AA+	11.1	16.5
UBS AG	AA-	9.6	14.3
Royal Bank of Scotland PLC	AA	7.2	10.6
Royal Bank of Canada	AA-	5.5	8.2
Merrill Lynch Capital Services, Inc.	A+	23.6	7.4
Salomon SWAPCO	AAA	4.7	6.9
ABN-AMRO Bank NV	AA-	3.4	5.1
All other counterparties		11.0	11.1

Table 26 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007:

Table 26

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Barclays Bank PLC	AA	14.2%	24.5%
Goldman Sachs Capital Markets	AA-	49.3	21.3
Royal Bank of Scotland PLC	AA	6.7	12.3
UBS AG	AA	5.5	10.1
Merrill Lunch Capital Services, Inc.	A+	9.1	7.4
Royal Bank of Canada	AA-	3.4	6.2
Salomon SWAPCO	AAA	3.0	5.5
All other counterparties		8.8	12.7

Liquidity Risk Management – Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. The FHLBank maintained ready access to the capital markets during the first quarter of 2008 at very favorable rates in spite of the liquidity/credit crisis in the financial markets. We experienced no liquidity issues and, in fact, the FHLBank System’s borrowing costs decreased relative to other AAA-rated investment alternatives. As reflected in Table 4, the FHLBank’s net interest spreads improved during the quarter. The current favorable borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) when capital market conditions stabilize and the flight to quality subsides. We cannot predict, however, when capital market conditions will stabilize and the flight to quality will subside. For more detailed information on the FHLBank’s liquidity risk management, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended March 31, 2008. However, the FHLBank adopted SFAS 157 on January 1, 2008, which establishes valuation techniques that are used to measure fair value and creates a fair value hierarchy that prioritizes that information used to develop assumptions used to determine the exit price. The adoption of SFAS 157 did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows. See Note 12 of the quarterly financial statements for more information on the FHLBank’s assets and liabilities that are measured at fair value.

Recent Developments
Finance Board Temporary Increase on the Purchase of Mortgage-Backed Securities: On March 24, 2008, the Finance Board authorized, pursuant to Resolution 2008-08, Temporary Authorization to Invest in Additional Agency Mortgage Securities, a temporary increase in the FHLBanks’ MBS investment authority from 300 percent of capital to 600 percent of capital. The expanded MBS investment authority is subject to specific conditions and expires on March 31, 2010. Pursuant to the resolution, the FHLBank is limited to investing in MBS issued by, or backed by pools of mortgages guaranteed by Fannie Mae or Freddie Mac (Agency MBS). The mortgage loans underlying the MBS investments purchased under this resolution must be originated after January 1, 2008, and underwritten in conformity with standards imposed by the federal banking agencies in the Interagency Guidance on Nontraditional Mortgage Product Risks dated October 4, 2006, and the Statement on Subprime Mortgage Lending dated July 10, 2007. Prior to exercising the expanded authority, an FHLBank’s board of directors must approve an appropriate strategy governing the types of MBS the FHLBank will acquire and the risk management standards the FHLBank will apply. How the FHLBank will apply the expanded authority will depend on portfolio and risk management decisions made by management and the FHLBank’s Board of Directors and will be subject to the FHLBank continuing to meet its capital adequacy and safety and soundness requirements.

The FHLBank Topeka’s Board of Directors approved appropriate strategies to allow the FHLBank to acquire additional Agency MBS on March 27, 2008, subject to a limit of 400 percent of capital. The FHLBank submitted required information to the Finance Board on March 31, 2008 and began acquiring Agency MBS under this expanded authority in April 2008 when it acquired $929.3 million of Agency MBS. Because of difficulties in acquiring Agency MBS with only mortgage loans originated after January 1, 2008, the FHLBank discussed with the Finance Board the acceptability of purchasing Agency MBS with originations no earlier than October 1, 2007. Based on this discussion, purchases of Agency MBS were made that included a very limited number of mortgage loans originated between October 1, 2007 and December 31, 2007. The FHLBank has requested the issuance of a No-Action Letter from the Finance Board. The request is pending as of the date of this report.

There were no additional material changes to the previously disclosed legislation and regulatory developments during the quarter ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk Management – The FHLBank measures interest rate risk exposure by various methods, including the calculation of duration of equity and market value of equity.

Duration of Equity (DOE): DOE aggregates the estimated sensitivity of market value for each of the FHLBank’s financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical market value of equity (MVE) to changes in interest rates. A positive DOE generally indicates that the FHLBank has a degree of interest rate risk exposure in a rising interest rate environment, and a negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of market value of equity in response to changing interest rates.

Under the RMP approved by its Board of Directors, the FHLBank’s DOE is limited to a range of +5.0 to -5.0 assuming current interest rates. The FHLBank’s DOE is limited to a range of +7.0 to -7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the RMP requires that the FHLBank calculate the DOE using the largest parallel down shock that produces a minimum rate of 35 basis points. Limiting the downward shock in this manner is referred to as a constrained shock scenario. Flooring interest rates has the effect of creating a yield curve which is flat at zero percent from the shortest maturity out to (in one previous time period) the five-year point on the yield curve. This creates a yield curve shape that is extremely unlikely to occur in reality and the application of this assumption has produced some distortion in the reported MVE and DOE in the down shocks. The same basis point reduction in rates is applied to all maturities of all interest rate curves. When a constrained shock is required under the RMP, the post-shock DOE limit in the down shock (normally a range of +7.0 to -7.0) is reduced to plus or minus the absolute value of 5.0 plus the shock in basis points divided by 100. Preserving the actual shape of the yield curve by limiting the amount of a downward rate shock improves the reliability of the valuations by producing a realistic evolution of forward rates for re-pricing and discounting of cash flows. This restriction is reasonable because there is a limited potential for declines in interest rates when the rate environment is extremely low. The effect of the adjustment is to reduce the absolute amount of change in the market value and duration estimates under the downward rate shock.

The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 27.

Table 27

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
03/31/2008	2.3	3.7	4.9	4.6	3.1	4.5
12/31/2007	1.9	2.3	3.0	1.7	-1.1	*
09/30/2007	4.2	4.0	2.8	0.6	-2.3	*
06/30/2007	5.0	4.6	3.7	1.1	-2.6	*
03/31/2007	5.4	4.3	2.3	-1.3	-3.9	*
__________
* Constrained shocks are only applied in designated low-rate environments.

The DOE for March 31, 2008 of +4.9 in the base scenario is outside management’s typical operating range of ±2.5, but is within the Board of Directors’ approved limits of ±5.0. As previously mentioned, DOE in all scenarios increased primarily because of a significant decline in the estimated fair values of our MBS/CMO portfolios, particularly our private issue MBS/CMOs, as estimated by the FHLBank’s third-party pricing service. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Financial Conditions – Investments” – in Item 2 for more discussion of the estimated decline in estimated fair value. This effect was partly offset by the asset/liability actions taken by management (primarily the issuance of both callable and non-callable fixed rate consolidated obligations). The yield on the 10-year U.S. Treasury note decreased from 4.03 percent at December 31, 2007 to 3.41 percent at March 31, 2008. As reflected in Table 27 for December 31, 2007 (i.e., DOE of 3.0 in the base and 1.7 in the down 100 basis point shock), one would expect that as interest rates declined during the first quarter of 2008, the FHLBank’s DOE would also decrease. However, the impact of the decrease in the FHLBank’s MVE as a result of the decrease in the estimated market value of the FHLBank’s MBS/CMO portfolios overwhelmed any impact attributable to the decrease in interest rates, such as accelerated prepayment speeds on MBS/CMOs. We believe that this is a temporary market condition resulting from the turmoil in the capital markets and does not indicate that the FHLBank’s true market risk position increased that significantly during the first quarter of 2008. Along with the decrease in interest rates and the shift to a positively sloping yield curve during the period, there was also an increase in the volatility of interest rates which tended to increase the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs. During the first quarter of 2008, FHLBank management issued long-term, fixed rate callable and non-callable consolidated obligations and purchased out-of-the-money interest rate caps to help offset the extension in the duration of its assets and thus help ensure that DOE remains within the approved limits, especially in the up shock scenarios. The FHLBank’s current and past purchases of interest rate caps and floors tends to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs acquired. While current capital market conditions make it much more challenging to manage the FHLBank’s market risk position, we will continue to take measured asset/liability actions to stay within established policy. That said, though, we have no intentions of selling any of our MBS/CMO securities at the current market prices, which we believe are unduly depressed by general mortgage market conditions and are not reflective of the overall quality of our MBS/CMO portfolios. The FHLBank’s DOE profile at March 31, 2008 shows that, all things being equal, its DOE will decrease whether interest rates go up or down. This leads us to conclude that any extension in our DOE from its current level is more likely to be the result of other market events such as further price deterioration in the estimated fair values of our MBS/CMO portfolios than the result of an increase or decrease in interest rates. Management continues to closely monitor the FHLBank’s DOE and expects to take additional steps in the second quarter of 2008 to manage DOE, including additional issuance of both callable and non-callable fixed rate consolidated obligations. Any asset/liability actions, such as entering into derivatives or issuing additional callable and non-callable fixed rate consolidated obligations, will be targeted to reduce the FHLBank’s overall risk profile, but over time such actions are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.9 months and 1.4 months at March 31, 2008 and December 31, 2007, respectively. The increase in duration gap during the first three months of the year was the result of a decrease in the leverage ratio based on market values, which in turn was primarily driven by the previously-mentioned decrease in the estimated fair value of the FHLBank’s MBS portfolios.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. However, MVE should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank maintains a MVE within limits specified by the Board of Directors in the RMP, which specifies that the ratio of market value of equity to book value of equity (MVE/BVE) be not less than 85 percent in the base scenario or 80 percent under a ±200 basis-point instantaneous shock in interest rates. Table 28 shows the MVE/BVE ratio for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. The decrease in this ratio in all scenarios from December 31, 2007 to March 31, 2008 is a function of: (1) the issuance of long-term, fixed rate consolidated obligations funding the fixed rate MBS and mortgage loan portfolios (decreases MVE/BVE in down shock scenarios, but assists in managing extension risk in up shock scenarios); (2) a decrease in the market value of MBS/CMOs and MPF loans as a result of credit concerns related to sub-prime and Alt-A mortgages; and (3) reduced consolidated obligation borrowing costs, which, while it is favorable for future business and spreads, results in unrealized losses on existing consolidated obligation debt. The FHLBank has minimal exposure to sub-prime and Alt-A mortgage loans in its MBS/CMO and MPF portfolios, but the prices of all mortgage assets are not immune to unfavorable price changes and are currently depressed. Because the majority of the decrease in the estimated fair value of its MBS/CMO portfolios occurred during March, the FHLBank was in compliance with its RMP MVE/BVE limitations through March 31, 2008. As specified in the RMP, management will present its recommendations for addressing the decline in this ratio to the FHLBank’s Board of Directors at its next scheduled meeting on June 24, 2008. Other than the additional issuance of both callable and non-callable fixed rate consolidated obligations mentioned previously, management currently has no plans for other actions, but will continue to monitor capital market conditions and evaluate its options should further deterioration occur.

Unrealized losses on the FHLBank’s held-to-maturity MBS/CMO portfolios increased significantly in the first quarter of 2008 due to continued disruptions in the mortgage markets, which resulted in temporary illiquidity in portions of the MBS/CMO market and extraordinarily wide mortgage asset spreads relative to historical averages. These market disruptions have caused the FHLBank’s estimated fair values on its MBS/CMOs to fall below amortized cost on a large number of the FHLBank’s individual securities, particularly the private issue MBS/CMOs. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current credit market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs that we believe are temporary. As a result of our analysis of these securities, including consideration of the credit enhancement protection on these MBS/CMOs, the FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. (See Note 3 of the quarterly financial statements). The FHLBank also has the ability and intent to hold these securities until such time as it can collect its investment.

Table 28 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.

Table 28

Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
03/31/2008	78	80	83	87	92	96
12/31/2007	86	88	90	93	93	*
09/30/2007	85	89	92	94	93	*
06/30/2007	85	89	93	95	95	*
03/31/2007	88	92	95	96	93	*
__________
* Constrained shocks are only applied in designated low-rate environments.

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68, can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses rolling regression analyses to assess the effectiveness of its long haul hedges. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements in the annual report on Form 10-K for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist with criteria for hedge accounting.

Table 29 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of March 31, 2008 (in thousands):

Table 29

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$142,500	$0	$142,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,706,000	0	0	2,706,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	10,436	0	0	10,436
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	61,500	0	0	61,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,534,776	0	0	6,534,776
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,664,113	0	0	1,664,113
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	3,051,000	0	3,051,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	71,346	71,346
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,475,000	0	0	3,475,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	2,813,100	0	0	2,813,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	391,000	0	0	391,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	4,028,260	0	0	4,028,260
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	2,385,000	0	0	2,385,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,172,000	0	0	4,172,000
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	184,716	0	0	184,716
TOTAL			$28,980,437	$3,493,500	$71,346	$32,545,283

Table 30 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of March 31, 2008 (in thousands):

Table 30

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$450	$0	$450
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(99,121)	0	0	(99,121)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(26)	0	0	(26)
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	(463)	0	0	(463)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(354,627)	0	0	(354,627)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(125,262)	0	0	(125,262)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	12,052	0	12,052
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	17,982	0	17,982
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	83	83
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	(52)	0	0	(52)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	35,695	0	0	35,695
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	39,042	0	0	39,042
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,742	0	0	3,742
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	157,658	0	0	157,658
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	5,661	0	0	5,661
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	85,678	0	0	85,678
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(2,843)	0	0	(2,843)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	111	0	0	111
TOTAL			$(254,807)	$30,484	$83	$(224,240)

Table 31 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2007 (in thousands):

Table 31

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$142,500	$0	$142,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,880,000	0	0	2,880,000
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	16,500	0		16,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,890,677	0	0	5,890,677
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	812,614	0	0	812,614
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	3,171,000	0	3,171,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	21,007	21,007
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,301,000	0	0	4,301,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,935,100	0	0	3,935,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	4,383,260	0	0	4,383,260
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	5,495,000	0	0	5,495,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,450,500	0	0	4,450,500
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	173,550	0	0	173,550
TOTAL			$33,017,737	$3,613,500	$21,007	$36,652,244

Table 32 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2007 (in thousands):

Table 32

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$(202)	$0	$(202)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(31,811)	0	0	(31,811)
Interest rate risk associated with fixed callable rate advances	Fair Value Hedge	Rolling Regression	(9)	0	0	(9)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(168,896)	0	0	(168,896)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(19,367)	0	0	(19,367)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	11,750	0	11,750
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	9,517	0	9,517
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	57	57
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	346	0	0	346
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,812	0	0	3,812
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	10,793	0	0	10,793
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,191	0	0	2,191
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	73,139	0	0	73,139
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(29,887)	0	0	(29,887)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	79,195	0	0	79,195
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(70,347)	0	0	(70,347)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	104	0	0	104
TOTAL			$(150,737)	$21,065	$57	$(129,615)

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

Internal Control over Financial Reporting. There were no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.

Item 1A. Risk Factors
For a discussion of risks applicable to the FHLBank, see Item 1A – “Risk Factors” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes during the quarter in the Risk Factors described in the annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1
Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (Registration No. 06838905) (the “Form 10 Registration Statement”), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.

3.2	Exhibit 3.2 to the annual report on Form 10-K, filed March 27, 2008, Federal Home Loan Bank of Topeka Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
18	Letter regarding change in method of amortization and accretion of mortgage loans held for portfolio origination costs, premiums and discounts.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

Date: May 14, 2008	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: May 14, 2008	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer