Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Topeka
filed 2008-08-13
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 11, 2008
Class A Stock, par value $100	6,337,984
Class B Stock, par value $100	17,252,263

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1   "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited

(In thousands, except par value)
	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$852	$1,724
Interest-bearing deposits	6,538,051	6,122,017
Federal funds sold	2,139,700	5,150,000
Trading securities (Note 2)	2,462,286	1,654,043
Held-to-maturity securities[1] (Note 3)	9,380,416	7,589,391
Advances (Note 4)	37,543,931	32,057,139
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $839 and $844 (Note 5)	2,539,954	2,352,301
Accrued interest receivable	162,114	197,016
Premises, software and equipment, net	17,189	17,953
Derivative assets (Note 6)	58,349	77,611
Other assets	72,870	85,377

TOTAL ASSETS	$60,915,712	$55,304,572

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$156,831	$122,364
Overnight	712,800	1,210,500
Term	10,205	1,250
Non-interest-bearing:
Demand	0	10
Other	6,796	6,692
Total deposits	886,632	1,340,816

Consolidated obligations, net (Note 7):
Discount notes	29,700,173	19,896,098
Bonds	27,255,310	31,213,358
Total consolidated obligations, net	56,955,483	51,109,456

Mandatorily redeemable capital stock (Note 10)	34,456	36,147
Accrued interest payable	254,769	321,276
Affordable Housing Program (Note 8)	41,002	41,357
Payable to Resolution Funding Corp. (REFCORP) (Note 9)	11,761	11,067
Derivative liabilities (Note 6)	137,580	108,383
Other liabilities	68,683	38,216

TOTAL LIABILITIES	58,390,366	53,006,718

Commitments and contingencies (Note 13)

Capital (Note 10):
Capital stock outstanding – putable:
Class A ($100 par value; 5,566 and 6,042 shares issued and outstanding)	556,633	604,190
Class B ($100 par value; 17,369 and 14,870 shares issued and outstanding)	1,736,925	1,486,997
Total capital stock	2,293,558	2,091,187
Retained earnings	233,773	208,763
Accumulated other comprehensive income:
Net unrealized loss relating to hedging activities	(7)	(21)
Defined benefit pension plan – prior service cost	28	41
Defined benefit pension plan – net loss	(2,006)	(2,116)

TOTAL CAPITAL	2,525,346	2,297,854

TOTAL LIABILITIES AND CAPITAL	$60,915,712	$55,304,572
________
1    Fair value: $9,159,542 and $7,514,404 at June 30, 2008 and December 31, 2007, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited

(In thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007 (as adjusted)	2008	2007 (as adjusted)
INTEREST INCOME:
Interest-bearing deposits	$43,126	$58,888	$109,287	$115,776
Federal funds sold	15,348	97,309	52,515	190,296
Trading securities	27,477	8,379	52,993	17,038
Available-for-sale securities	0	625	0	1,245
Held-to-maturity securities	80,602	105,904	168,316	213,632
Advances	235,738	354,821	558,301	710,497
Prepayment fees on terminated advances	640	59	761	456
Mortgage loans held for portfolio	30,000	30,372	61,108	60,972
Overnight loans to other Federal Home Loan Banks	16	39	32	48
Other	863	955	1,770	1,951
Total interest income	433,810	657,351	1,005,083	1,311,911

INTEREST EXPENSE:
Deposits	5,780	12,971	16,723	25,103
Consolidated obligations:
Discount notes	139,695	168,065	333,542	338,243
Bonds	216,096	420,729	520,512	837,337
Overnight loans from other Federal Home Loan Banks	49	61	95	105
Mandatorily redeemable capital stock (Note 10)	150	560	393	1,210
Other	362	392	718	852
Total interest expense	362,132	602,778	871,983	1,202,850

NET INTEREST INCOME	71,678	54,573	133,100	109,061
Provision for (reversal of) credit losses on mortgage loans	64	(3)	73	(46)
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION/REVERSAL	71,614	54,576	133,027	109,107

OTHER INCOME:
Service fees	1,357	1,038	2,672	2,085
Net gain (loss) on trading securities (Note 2)	(62,043)	(9,638)	(48,761)	(7,564)
Net realized gain (loss) on sale of held-to-maturity securities (Note 3)	(10)	0	(10)	(962)
Net gain (loss) on derivatives and hedging activities (Note 6)	63,157	10,400	28,506	7,189
Other	408	330	787	603
Total other income (loss)	2,869	2,130	(16,806)	1,351

OTHER EXPENSES:
Compensation and benefits	5,460	5,002	11,094	10,084
Other operating	2,605	2,766	5,467	5,547
Finance Board	411	382	822	836
Office of Finance	435	303	867	821
Other	1,521	1,509	1,788	1,758
Total other expenses	10,432	9,962	20,038	19,046

INCOME BEFORE ASSESSMENTS	64,051	46,744	96,183	91,412

Affordable Housing Program (Note 8)	5,244	3,873	7,892	7,586
REFCORP (Note 9)	11,761	8,574	17,658	16,765
Total assessments	17,005	12,447	25,550	24,351

NET INCOME	$47,046	$34,297	$70,633	$67,061

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2008 AND 2007 – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$173,477	$(7,093)	$2,173,376
Proceeds from issuance of capital stock	42	4,167	7,960	796,057			800,224
Repurchase/redemption of capital stock			(197)	(19,711)			(19,711)
Comprehensive income:
Net income					67,061
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities						1,034
Reclassification adjustment for (gain) loss on hedging activities included in net income						53
Amortization of prior service cost on defined benefit pension plan						(13)
Amortization of net loss on defined benefit pension plan						110
Total comprehensive income							68,245
Reclassification of shares to mandatorily redeemable capital stock	(447)	(44,738)	(8,359)	(835,918)			(880,656)
Net transfer of shares between Class A and Class B	1,182	118,230	(1,182)	(118,230)			0
Dividends on capital stock (Class A – 4.5%, Class B – 6.5%):
Cash payment					(203)		(203)
Stock issued			538	53,830	(53,830)		0
BALANCE – JUNE 30, 2007 (as adjusted)	6,100	$609,980	13,507	$1,350,699	$186,505	$(5,909)	$2,141,275
____________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2008 AND 2007 (continued) – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$208,763	$(2,096)	$2,297,854
Proceeds from issuance of capital stock	30	3,068	10,991	1,099,111			1,102,179
Repurchase/redemption of capital stock			(598)	(59,785)			(59,785)
Comprehensive income:
Net income					70,633
Other comprehensive income:
Reclassification adjustment for (gain) loss on hedging activities included in net income						14
Amortization of prior service cost on defined benefit pension plan						(13)
Amortization of net loss on defined benefit pension plan						110
Total comprehensive income							70,744
Reclassification of shares to mandatorily redeemable capital stock	(745)	(74,535)	(8,109)	(810,936)			(885,471)
Net transfer of shares between Class A and Class B	239	23,910	(239)	(23,910)			0
Dividends on capital stock (Class A – 2.4%, Class B – 5.3%):
Cash payment					(175)		(175)
Stock issued			454	45,448	(45,448)		0
BALANCE – JUNE 30, 2008	5,566	$556,633	17,369	$1,736,925	$233,773	$(1,985)	$2,525,346
____________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited

(In thousands)
	For the Six Months Ended June 30,
	2008	2007 (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,633	$67,061

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(57,217)	4,007
Concessions on consolidated obligation bonds	12,783	3,458
Premiums and discounts on investments, net	(779)	(310)
Premiums and discounts on advances	(15,438)	(28,056)
Discounts on Housing and Community Development advances	(3)	(3)
Premiums, discounts and deferred loan costs on mortgage loans, net	2,773	195
Fair value adjustments on hedged assets or liabilities	17,970	30,343
Other comprehensive income	111	150
Premises, software and equipment	1,814	1,743
Provision for (reversal of) credit losses on mortgage loans	73	(46)
Non-cash interest on mandatorily redeemable capital stock	392	1,203
Net realized (gain) loss on sale of held-to-maturity securities	10	962
Other (gains) losses	(13)	(62)
Net (gain) loss on trading securities	48,761	7,564
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(86,123)	(15,681)
(Increase) decrease in accrued interest receivable	34,952	9,388
(Increase) decrease in derivative asset – net accrued interest	37,616	(40,675)
(Increase) decrease in other assets	1,510	1,098
Increase (decrease) in accrued interest payable	(66,611)	41,837
(Increase) decrease in derivative liability – net accrued interest	10,216	(5,885)
Increase (decrease) in Affordable Housing Program liability	(355)	3,563
Increase (decrease) in REFCORP liability	694	(323)
Increase (decrease) in other liabilities	35,665	2,785
Total adjustments	(21,199)	17,255
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,434	84,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(418,434)	337,724
Net (increase) decrease in Federal funds sold	3,010,300	422,500
Proceeds from maturities of and principal repayments on trading securities	69,014	51,089
Purchases of trading securities	(926,018)	0
Net (increase) decrease in short-term held-to-maturity securities	(6,762)	(677,797)
Proceeds from sale of long-term held-to-maturity securities	0	81,087
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	515,155	816,257
Purchases of long-term held-to-maturity securities	(2,293,649)	(875,258)
Principal collected on advances	312,692,284	237,332,477
Advances made	(318,194,354)	(237,419,172)
Principal collected on mortgage loans held for portfolio	169,172	138,702
Mortgage loans held for portfolio originated or purchased	(361,295)	(103,772)
Principal collected on other loans made	695	650
Purchases of premises, software and equipment	(1,050)	(1,204)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,744,942)	103,283

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited

(In thousands)
	For the Six Months Ended June 30,
	2008	2007 (as adjusted)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(469,760)	$(38,516)
Net proceeds from sale of consolidated obligation:
Discount notes	578,727,161	334,131,777
Bonds	12,035,855	10,559,292
Payments for maturing and retired consolidated obligation:
Discount notes	(568,859,798)	(335,671,775)
Bonds	(15,959,022)	(9,057,429)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	69,699	0
Net interest payments received (paid) for financing derivatives	836	0
Proceeds from issuance of capital stock	1,102,179	800,224
Payments for repurchase/redemption of capital stock	(59,785)	(19,711)
Payments for repurchase of mandatorily redeemable capital stock	(887,554)	(886,476)
Cash dividends paid	(175)	(203)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,694,636	(187,817)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(872)	(218)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,724	375
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$852	$157

Supplemental disclosures:
Interest paid	$975,750	$1,199,587

Affordable Housing Program payments	$8,430	$4,340

REFCORP payments	$16,964	$17,088

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
June 30, 2008

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

Adoption of SFAS 157: The FHLBank adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (herein referred to as “SFAS 157”) on January 1, 2008. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the fair value and establishes valuation techniques used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
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

Adoption of SFAS 159: The FHLBank adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of Financial Accounting Standards Board (FASB) Statement No. 115 (herein referred to as “SFAS 159”) on January 1, 2008. SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified elections dates. Adoption of this statement at its effective date had no material effect on the FHLBank’s financial condition, results of operations or cash flows. However, SFAS 159 amended SFAS No. 95, Statement of Cash Flows, SFAS No. 102, Statement of Cash Flows –Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale and SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, which did impact the FHLBank’s Statements of Cash Flows. The amendment requires cash flows resulting from trading securities activity to be categorized in the Statements of Cash Flows based on the nature and purpose for which the securities were acquired. Prior guidance required trading securities activity to be reflected net in the operating section of the Statements of Cash Flows regardless of the nature or purpose. The FHLBank has determined that because its trading securities held for the periods presented are not actively traded or held for resale, cash flows during the periods presented related to trading securities would be more appropriately presented in the investing section of the Statements of Cash Flows. Prior period amounts previously reported in the operating section of the Statements of Cash Flows for purchases of trading securities and proceeds from maturities of and principal repayments on trading securities have been moved to the investing section of the Statements of Cash Flows.

Adoption of FSP FIN 39-1: The FHLBank adopted FASB Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39 (herein referred to as “FSP FIN 39-1”) on January 1, 2008. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. The FHLBank has elected to implement FSP FIN 39-1 and change its accounting policy to offset fair value amounts recognized for cash collateral receivable and payable against the derivative instruments’ fair values. The adoption of this standard at its effective date did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows. However, the FHLBank is required to recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application to all financial statements presented. The prior period amounts reported on the Statements of Condition for interest-bearing deposits, derivative assets, total assets, deposits – interest-bearing other, derivative liabilities, total liabilities, total capital and total liabilities and capital have been revised to reflect the collateral netting process.

Issuance of SFAS 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (herein referred to as “SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of the statement shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meanings of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

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

The impact of the change in amortization/accretion method for the three-month period ended June 30, 2007 on the Statement of Income is summarized in the following table (in thousands):

	Three-month period ended
	June 30, 2007 As Originally Reported	June 30, 2007 As Adjusted	June 30, 2007 Impact of Change
INTEREST INCOME
Mortgage loans held for portfolio	$30,435	$30,372	$(63)
INCOME BEFORE ASSESSMENTS	46,807	46,744	(63)
Affordable Housing Program	3,878	3,873	(5)
REFCORP	8,586	8,574	(12)
NET INCOME	$34,343	$34,297	$(46)

The impact of the change in amortization/accretion method for the six-month period ended June 30, 2007 on the Statement of Income is summarized in the following table (in thousands):

	Six-month period ended
	June 30, 2007 As Originally Reported	June 30, 2007 As Adjusted	June 30, 2007 Impact of Change
INTEREST INCOME
Mortgage loans held for portfolio	$60,796	$60,972	$176
INCOME BEFORE ASSESSMENTS	91,236	91,412	176
Affordable Housing Program	7,571	7,586	15
REFCORP	16,733	16,765	32
NET INCOME	$66,932	$67,061	$129

The impact of the change in amortization/accretion method on the June 30, 2007 Statement of Cash Flows is summarized in the following table (in thousands):

	Six-month period ended
	June 30, 2007 As Originally Reported[1]	June 30, 2007 As Adjusted	June 30, 2007 Impact of Change
Net income	$66,932	$67,061	$129
Premiums, discounts and deferred loan costs on mortgage loans, net	371	195	(176)
Increase (decrease) in Affordable Housing Program liability	3,548	3,563	15
Increase (decrease) in REFCORP liability	(355)	(323)	32
Total adjustments	17,384	17,255	(129)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$84,316	$84,316	$0

1   Originally reported prior period amounts have already been adjusted for any reclassifications.

NOTE 2 – TRADING SECURITIES

Major Security Types: Trading securities as of June 30, 2008 and December 31, 2007 are summarized in the following table (in thousands):

	Estimated Fair Values
	June 30, 2008	December 31, 2007
FHLBank obligations[1]	$311,781	$213,046
Fannie Mae[2] obligations	370,296	110,457
Freddie Mac[2] obligations	1,034,190	520,252
Subtotal	1,716,267	843,755
Mortgage-backed securities:
Fannie Mae[2]	443,246	477,692
Freddie Mac[2]	300,548	330,044
Ginnie Mae[3]	2,225	2,552
Mortgage-backed securities	746,019	810,288
TOTAL	$2,462,286	$1,654,043

1    See Note 15 for transactions with other FHLBanks.
2    Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.
3    Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of June 30, 2008 and December 31, 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2008	December 31, 2007
Due in one year or less	$100,469	$99,781
Due after one year through five years	426,624	371,976
Due after five years through 10 years	1,189,174	371,998
Due after 10 years	0	0
Subtotal	1,716,267	843,755
Mortgage-backed securities	746,019	810,288
TOTAL	$2,462,286	$1,654,043

For securities held as of June 30, 2008, the net gain (loss) on trading securities during the three-month periods ended June 30, 2008 and 2007 included an unrealized net gain (loss) of $(62,043,000) and $(9,531,000), respectively. For securities held as of June 30, 2008, the net gain (loss) on trading securities during the six-month periods ended June 30, 2008 and 2007 included an unrealized net gain (loss) of $(48,761,000) and $(7,315,000), respectively.

NOTE 3 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of June 30, 2008 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
State or local housing agency obligations	$171,885	$1,729	$9	$173,605
Commercial paper	1,149,504	0	0	1,149,504
Subtotal	1,321,389	1,729	9	1,323,109
Mortgage-backed securities:
Fannie Mae[1]	2,484,690	2,558	37,542	2,449,706
Freddie Mac[1]	2,751,730	4,857	32,849	2,723,738
Ginnie Mae[2]	40,550	570	46	41,074
Other – non-government[3]	2,782,057	202	160,344	2,621,915
Mortgage-backed securities	8,059,027	8,187	230,781	7,836,433
TOTAL	$9,380,416	$9,916	$230,790	$9,159,542

Held-to-maturity securities as of December 31, 2007 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
State or local housing agency obligations	$191,170	$1,646	$112	$192,704
Commercial paper	1,143,067	0	0	1,143,067
Subtotal	1,334,237	1,646	112	1,335,771
Mortgage-backed securities:
Fannie Mae[1]	1,579,409	2,671	19,527	1,562,553
Freddie Mac[1]	1,638,400	6,112	16,966	1,627,546
Ginnie Mae[2]	44,033	735	3	44,765
Other – non-government[3]	2,993,312	2,448	51,991	2,943,769
Mortgage-backed securities	6,255,154	11,966	88,487	6,178,633
TOTAL	$7,589,391	$13,612	$88,599	$7,514,404
_______
1    Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
2    Ginnie Mae securities are guaranteed by the U.S. government.
3    Primarily consists of private issue residential mortgage-backed securities

The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $12,774,000 and $12,716,000 as of June 30, 2008 and December 31, 2007, respectively.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of June 30, 2008 and December 31, 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2008		December 31, 2007
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Due in one year or less	$1,149,504	$1,149,504	$1,143,067	$1,143,067
Due after one year through five years	10,175	10,633	10,305	10,840
Due after five years through 10 years	1,895	1,916	2,600	2,620
Due after 10 years	159,815	161,056	178,265	179,244
Subtotal	1,321,389	1,323,109	1,334,237	1,335,771
Mortgage-backed securities	8,059,027	7,836,433	6,255,154	6,178,633
TOTAL	$9,380,416	$9,159,542	$7,589,391	$7,514,404

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,230,784	$1,237,672
Variable rate	90,605	96,565
Subtotal	1,321,389	1,334,237

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	1,022	1,269
Variable rate	14,004	17,119
Collateralized mortgage obligations:
Fixed rate	2,956,561	3,179,470
Variable rate	5,087,440	3,057,296
Subtotal	8,059,027	6,255,154
TOTAL	$9,380,416	$7,589,391

Gains and Losses: There were no sales of long-term securities during the three-month periods ended June 30, 2008 or 2007. Net losses were realized on the sale of long-term securities during the six-month period ended June 30, 2007 and are included in other income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. There were no sales of long-term securities during the six-month period ended June 30, 2008. Following are details of the 2007 sales (in thousands):

Six-month period ended June 30, 2007

Total proceeds	$81,087

Gross gains	$378
Gross losses	(1,340)
NET LOSS	$(962)

In the second quarter of 2008, a short-term security (original maturity of three months or less) was sold to bring the FHLBank in compliance with its unsecured investment limitations. A net loss was realized on the sale of the security and is included in other income. Proceeds from the sale are included in net (increase) decrease in short-term held-to-maturity securities on the Statement of Cash Flows. Following are details of the sale (in thousands):

Three- and Six-month periods ended June 30, 2008

Total proceeds	$59,604

Gross gains	$0
Gross losses	(10)
NET LOSS	$(10)

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of June 30, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses
State or local housing agency obligations	$500	$1	$1,926	$8	$2,426	$9
Subtotal	500	1	1,926	8	2,426	9
Mortgage-backed securities:
Fannie Mae[1]	1,512,917	21,242	520,775	16,300	2,033,692	37,542
Freddie Mac[1]	1,449,340	22,127	437,353	10,722	1,886,693	32,849
Ginnie Mae[2]	8,280	46	0	0	8,280	46
Other – non-government[3]	1,727,742	87,208	877,677	73,136	2,605,419	160,344
Mortgage-backed securities	4,698,279	130,623	1,835,805	100,158	6,534,084	230,781
TOTAL TEMPORARILY IMPAIRED SECURITIES	$4,698,779	$130,624	$1,837,731	$100,166	$6,536,510	$230,790

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses
State or local housing agency obligations	$499	$2	$6,429	$110	$6,928	$112
Subtotal	499	2	6,429	110	6,928	112
Mortgage-backed securities:
Fannie Mae[1]	1,033,655	8,962	235,468	10,565	1,269,123	19,527
Freddie Mac[1]	1,009,711	11,321	231,838	5,645	1,241,549	16,966
Ginnie Mae[2]	1,157	3	0	0	1,157	3
Other – non-government[3]	726,818	11,547	1,770,037	40,444	2,496,855	51,991
Mortgage-backed securities	2,771,341	31,833	2,237,343	56,654	5,008,684	88,487
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,771,840	$31,835	$2,243,772	$56,764	$5,015,612	$88,599
_______
1    Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
2    Ginnie Mae securities are guaranteed by the U.S. government.
3    Primarily consists of private issue residential mortgage-backed securities

Investments in unrealized loss positions have increased significantly in the first six months of 2008 due to continued disruptions in the mortgage markets that have resulted in temporary illiquidity in portions of the MBS market and extraordinarily wide mortgage asset spreads relative to historical averages. These market disruptions have caused the FHLBank’s estimated fair values on its MBS to fall below amortized cost on a large number of the FHLBank’s individual MBS, particularly the private issue residential MBS included in the other category. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current credit market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS that we believe are temporary. As a result of our analysis of these securities including consideration of the credit enhancement protection on these MBS, the FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. The FHLBank concluded that, based on its analysis, the unrealized loss on each security in the above tables represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities to reflect an other-than-temporary loss in the Statement of Income. Additionally, the FHLBank has the ability and the intent to hold such securities until recovery of the unrealized losses.

NOTE 4 – ADVANCES

Redemption Terms: As of June 30, 2008 and December 31, 2007, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	June 30, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$18,982,137	2.63%	$16,252,321	4.70%
Due after one year through two years	3,964,607	4.00	2,867,691	4.79
Due after two years through three years	2,684,014	4.42	2,469,243	5.22
Due after three years through four years	995,663	4.55	1,068,415	4.92
Due after four years through five years	1,596,467	3.63	821,707	4.56
Due after five years	9,133,100	3.33	8,374,402	4.66
Total par value	37,355,988	3.17%	31,853,779	4.74%
Discounts on HCD advances	(42)		(45)
Premiums on other advances	70		89
Discounts on other advances	(24,592)		(39,710)
SFAS 133 fair value adjustments	212,507		243,026
TOTAL	$37,543,931		$32,057,139

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2008 and December 31, 2007 include callable advances totaling $6,713,919,000 and $6,003,155,000, respectively. Of these callable advances, there were $6,666,532,000 and $5,984,368,000 of adjustable rate advances as of June 30, 2008 and December 31, 2007, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	June 30, 2008	December 31, 2007
Due in one year or less	$25,157,500	$21,237,585
Due after one year through two years	2,846,390	2,664,563
Due after two years through three years	2,293,879	2,341,743
Due after three years through four years	993,797	1,037,401
Due after four years through five years	1,476,492	700,765
Due after five years	4,587,930	3,871,722
TOTAL PAR VALUE	$37,355,988	$31,853,779

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to adjustable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of June 30, 2008 and December 31, 2007 included convertible advances totaling $5,717,958,000 and $4,843,833,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	June 30, 2008	December 31, 2007
Due in one year or less	$23,077,744	$20,290,004
Due after one year through two years	4,021,367	2,808,991
Due after two years through three years	2,258,364	1,954,002
Due after three years through four years	648,238	573,190
Due after four years through five years	1,263,542	391,907
Due after five years	6,086,733	5,835,685
TOTAL PAR VALUE	$37,355,988	$31,853,779

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Par amount of advances:
Fixed rate	$27,321,866	73.1%	$18,481,206	58.0%
Adjustable rate	10,034,122	26.9	13,372,573	42.0
TOTAL PAR VALUE	$37,355,988	100.0%	$31,853,779	100.0%

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

The following table presents information as of June 30, 2008 and December 31, 2007 on mortgage loans held for portfolio (in thousands):

	June 30, 2008	December 31, 2007
Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$773,685	$749,689
Fixed rate, long-term, single-family mortgages	1,764,729	1,597,571
Total par value	2,538,414	2,347,260
Premiums	15,445	16,847
Discounts	(11,669)	(10,836)
Deferred loan costs, net	153	198
SFAS 133 fair value adjustments	(1,550)	(324)
Total before Allowance for Credit Losses on Mortgage Loans	2,540,793	2,353,145
Allowance for Credit Losses on Mortgage Loans	(839)	(844)
MORTGAGE LOANS, NET	$2,539,954	$2,352,301
________
1    Medium-term defined as a term of 15 years or less.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $609,000 and $607,000 for the three-month periods ended June 30, 2008 and 2007, respectively. During the six-month periods ended June 30, 2008 and 2007, credit enhancement fees paid by the FHLBank to participating members totaled $1,195,000 and $1,214,000, respectively.

The allowance for credit losses on mortgage loans for the three- and six-month periods ended June 30, 2008 and 2007 was as follows (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance, beginning of period	$842	$855	$844	$854
Provision for (reversal of) credit losses on mortgage loans	64	(3)	73	(46)
Charge-offs	(67)	0	(78)	44
Balance, end of period	$839	$852	$839	$852

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

For hedge transactions that are not designated under the shortcut hedge accounting method, the FHLBank completes effectiveness testing at inception and on a monthly basis thereafter. The FHLBank utilizes the rolling regression method and the dollar-offset method to assess effectiveness. When a hedging relationship fails the effectiveness test, hedge accounting is discontinued. The FHLBank continues to mark the derivative to market on a monthly basis but no longer marks the hedged item to market. The fair value basis on the hedged item is amortized as a yield adjustment to income or expense.

Financial Statement Impact and Additional Financial Information: For the three- and six-month periods ended June 30, 2008 and 2007, the FHLBank recorded a net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gain (loss) related to fair value hedge ineffectiveness	$(629)	$(375)	$(1,124)	$565
Gain (loss) on economic hedges	63,786	10,775	29,630	6,624
Net gain (loss) on derivatives and hedging activities	$63,157	$10,400	$28,506	$7,189

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swaps
Fair value	$27,948,850	$(154,838)	$31,581,573	$(131,820)
Economic	2,290,961	(59,821)	1,436,164	(18,917)

Interest rate caps/floors
Fair value	95,000	684	142,500	(202)
Economic	5,031,000	65,675	3,471,000	21,267

Mortgage delivery commitments
Economic	40,011	28	21,007	57

TOTAL	$35,405,822	$(148,272)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(148,272)		$(129,615)
Net accrued interest receivable		79,713		127,545
Fair value of cash collateral delivered to counterparty		33,288		30,938
Fair value of cash collateral received from counterparty		(43,960)		(59,640)
NET DERIVATIVE FAIR VALUE		$(79,231)		(30,772)

Net derivative assets balance		$58,349		$77,611
Net derivative liabilities balance		(137,580)		(108,383)
NET DERIVATIVE FAIR VALUE		$(79,231)		$(30,772)

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,034,680	3.62%	$6,498,100	4.31%
Due after one year through two years	4,470,404	3.71	4,399,568	4.64
Due after two years through three years	3,025,900	4.16	3,120,616	4.68
Due after three years through four years	1,509,420	4.67	2,143,820	5.00
Due after four years through five years	2,405,650	4.50	2,943,800	4.91
Due after five years	9,869,630	5.89	12,127,827	5.57
Total par value	27,315,684	4.65%	31,233,731	4.99%
Premiums	17,504		9,596
Discounts	(15,159)		(15,270)
SFAS 133 fair value adjustments	(62,719)		(14,699)
TOTAL	$27,255,310		$31,213,358

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2008 and December 31, 2007 includes callable bonds totaling $13,186,230,000 and $20,194,827,000, respectively. The FHLBank uses unswapped callable bonds for financing its callable advances (Note 4), mortgage-backed securities (Notes 2 and 3) and mortgage loans (Note 5). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2008 and December 31, 2007 (in thousands):

Year of Maturity or Next Call Date	June 30, 2008	December 31, 2007
Due in one year or less	$17,450,910	$23,060,927
Due after one year through two years	4,393,154	3,457,568
Due after two years through three years	2,015,900	1,643,616
Due after three years through four years	432,420	580,820
Due after four years through five years	860,300	498,800
Due after five years	2,163,000	1,992,000
TOTAL PAR VALUE	$27,315,684	$31,233,731

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Par value of consolidated obligation bonds:
Fixed rate	$21,203,425	$21,098,185
Range bonds	3,786,600	4,450,500
Step ups	1,830,000	5,280,000
Variable rate	250,000	0
Zero coupon	195,659	190,046
Step downs	50,000	215,000
TOTAL PAR VALUE	$27,315,684	$31,233,731

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates

June 30, 2008	$29,700,173	$29,742,206	2.16%

December 31, 2007	$19,896,098	$19,964,789	4.21%

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

The following table details the change in the AHP liability for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Appropriated and reserved AHP funds as of the beginning of the period	$40,092	$38,204	$41,357	$36,214
AHP set aside based on current period regulatory income	5,244	3,873	7,892	7,586
Direct grants disbursed	(4,450)	(2,545)	(8,430)	(4,340)
Recaptured funds[1]	116	245	183	317
Appropriated and reserved AHP funds as of the end of the period	$41,002	$39,777	$41,002	$39,777
______
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

The following table details the change in the REFCORP liability for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REFCORP obligation as of the beginning of the period	$5,156	$8,622	$11,067	$9,372
REFCORP assessments	11,761	8,574	17,658	16,765
REFCORP payments	(5,156)	(8,147)	(16,964)	(17,088)
REFCORP obligation as of the end of the period	$11,761	$9,049	$11,761	$9,049

NOTE 10 – CAPITAL

The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act and the Finance Board’s capital structure regulation: risk-based capital, total capital-to-asset ratio and leverage capital ratio. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$759,220	$1,970,850	$665,889	$1,696,169
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,436,628	$2,561,787	$2,212,183	$2,336,097
Leverage capital ratio	5.0%	5.8%	5.0%	5.8%
Leverage capital	$3,045,786	$3,547,212	$2,765,229	$3,184,181

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands).

	Three-month period ended		Six-month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Mandatorily redeemable capital stock at beginning of period	$35,348	$47,393	$36,147	$46,232
Capital stock subject to mandatory redemption reclassified from equity	381,923	347,590	885,471	880,656
Redemption or repurchase of mandatorily redeemable capital stock	(382,965)	(353,926)	(887,554)	(886,476)
Stock dividend classified as mandatorily redeemable capital stock	150	558	392	1,203
Mandatorily redeemable capital stock at end of period	$34,456	$41,615	$34,456	$41,615

NOTE 11 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Net periodic pension cost for the defined benefit portion of the FHLBank’s BEP was as follows for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands).

	Three-month period ended		Six-month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$66	$63	$132	$123
Interest cost	91	79	182	154
Amortization of unrecognized prior service cost	(6)	(7)	(13)	(13)
Amortization of unrecognized net loss	55	56	110	110
Net periodic postretirement benefit cost	$206	$191	$411	$374

NOTE 12 – ESTIMATED FAIR VALUES

The following estimated fair values have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of June 30, 2008 and December 31, 2007. Although the FHLBank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 16 in the audited 2007 financial statements included in the FHLBank’s annual report on Form 10-K.

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

Advances: The estimated fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. At December 31, 2007, the discount rates used in these calculations were the replacement advance rates with similar terms and tenor for fixed rate advances and the current London Interbank Offered Rate (LIBOR) for all variable rate advances. At June 30, 2008, the discount rates used in the fixed rate advance calculations were the replacement advance rates with no distinction for volume discounts. The difference between methods used to estimate fair values is not significant.

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

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of June 30, 2008 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$852	$0	$852

Interest-bearing deposits	6,538,051	0	6,538,051

Federal funds sold	2,139,700	0	2,139,700

Trading securities	2,462,286	0	2,462,286

Held-to-maturity securities	9,380,416	(220,874)	9,159,542

Advances	37,543,931	57,923	37,601,854

Mortgage loans held for portfolio, net of allowance	2,539,954	(45,314)	2,494,640

Accrued interest receivable	162,114	0	162,114

Derivative assets	58,349	0	58,349

Liabilities:
Deposits	886,632	0	886,632

Consolidated obligation discount notes	29,700,173	4,408	29,695,765

Consolidated obligation bonds	27,255,310	(13,676)	27,268,986

Mandatorily redeemable capital stock	34,456	0	34,456

Accrued interest payable	254,769	0	254,769

Derivative liabilities	137,580	0	137,580
Other Asset (Liability):
Standby letters of credit	(1,258)	0	(1,258)

Standby credit facility	(176)	0	(176)

Standby bond purchase agreements	22	2,467	2,489

The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at June 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Trading securities	$2,462,286	$0	$2,462,286	$0	$0

Derivative fair value	99,381	0	58,781	0	40,600
Cash collateral	(41,032)	0	0	0	(41,032)
Derivative assets	58,349	0	58,781	0	(432)

TOTAL ASSETS MEASURED AT FAIR VALUE	$2,520,635	$0	$2,521,067	$0	$(432)

Derivative fair value	$167,940	$0	$207,053	$0	$(39,113)
Cash collateral	(30,360)	0	0	0	(30,360)
Derivative liabilities	137,580	0	207,053	0	(69,473)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$137,580	$0	$207,053	$0	$(69,473)

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

As described in Note 7, as provided by the Bank Act or Finance Board regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. Although the FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), FHLBank Topeka is also jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,197,911,017,000 and $1,137,995,196,000 as of June 30, 2008 and December 31, 2007, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Board determines that the primary obligor is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Board may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $2,000,000,000 at both June 30, 2008 and December 31, 2007. SCF commitments are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2008, outstanding standby letters of credit totaled $2,534,216,000 and had original terms of three days to seven years with a final expiration in 2013. As of December 31, 2007, outstanding standby letters of credit totaled $2,543,265,000 and had original terms of seven days to seven years with a final expiration in 2011. Unearned fees, as well as the value of the guarantees related to standby letters of credit, are recorded in other liabilities and amounted to $1,258,000 and $1,193,000 as of June 30, 2008 and December 31, 2007, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $40,153,000 and $21,007,000 as of June 30, 2008 and December 31, 2007, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset balances of $28,000 and $57,000 as of June 30, 2008 and December 31, 2007, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank expire no later than 2013, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,210,662,000 and $962,866,000 as of June 30, 2008 and December 31, 2007, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three- or six-month periods ended June 30, 2008 and 2007.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of June 30, 2008 and December 31, 2007, the FHLBank had delivered cash with a book value of $33,240,000 and $30,840,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. As of June 30, 2008 and December 31, 2007, cash that has been pledged in the amount of $33,240,000 and $30,840,000, respectively, is netted against derivative liabilities on the Statements of Condition.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of June 30, 2008 and December 31, 2007 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

June 30, 2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.2%	$327,385	18.8%	$328,385	14.1%
U.S. Central Federal Credit Union	KS	1,000	0.2	250,213	14.4	251,213	10.8
Total		$2,000	0.4%	$577,598	33.2%	$579,598	24.9%

December 31, 2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$5,031	0.8%	$294,111	19.8%	$299,142	14.1%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2008 and December 31, 2007 are summarized in the following table (in thousands).

	June 30, 2008		December 31, 2007		June 30, 2008		December 31, 2007
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total[1]	Outstanding Deposits	Percent of Total[1]
MidFirst Bank	$6,472,850	17.3%	$5,741,000	18.0%	$11,727	1.3%	$26,401	2.0%
U.S. Central Federal Credit Union	5,000,000	13.4			39	0.0
Total	$11,472,850	30.7%	$5,741,000	18.0%	$11,766	1.3%	$26,401	2.0%
_______
1    Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

Neither MidFirst Bank nor U.S. Central Federal Credit Union originated mortgage loans for or sold mortgages into the MPF program during the three- or six-month periods ended June 30, 2008 and 2007.

Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of June 30, 2008 and December 31, 2007 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	June 30, 2008		December 31, 2007
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$178,484	0.5%	$171,875	0.5%

Deposits	$6,254	0.7%	$7,089	0.5%

Class A Common Stock	$7,924	1.3%	$6,771	1.0%
Class B Common Stock	7,803	0.5	7,937	0.5
Total Capital Stock	$15,727	0.7%	$14,708	0.7%

The following table presents summary information on mortgage loans funded or acquired during the three- and six-month periods ended June 30, 2008 and 2007 for members that had an officer or director serving on the FHLBank’s board of directors at June 30, 2008 or 2007 (in thousands). Information is only included for the period in which an officer or director served on the FHLBank’s board of directors.

For the three-month period ended				For the six-month period ended
June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$3,661	1.7%	$1,854	3.0%	$10,621	2.9%	$2,470	2.4%

NOTE 15 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and six-month periods ended June 30, 2008 and 2007 (in thousands). All transactions occurred at market prices.

	Three-month period ended		Six-month period ended
Business Activity	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Average overnight interbank loan balances to other FHLBanks[1]	$2,951	$2,967	$2,538	$1,823
Average overnight interbank loan balances from other FHLBanks[1]	9,231	4,615	7,319	3,978
Average deposit balance with FHLBank of Chicago for shared expense transactions[2]	17	0	8	0
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	25	28	25	27
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	267	240	517	479
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	0	0	106,320	0
Net premium (discount) on purchases of consolidated obligations issued on behalf of other FHLBanks[4]	0	0	6,900	0
______
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
4    Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 2. Interest income earned on these securities totaled $4,197,000 and $215,000 for the three-month periods ended June 30, 2008 and 2007, respectively. For the six-month periods ended June 30, 2008 and 2007, interest income earned on these securities totaled $8,267,000 and $431,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of June 30, 2008 and December 31, 2007 and results of operations for the three- and six-month periods ended June 30, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2007.

Overview
The FHLBank Topeka is a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the “FHLBank System.” As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Currently, the Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States Government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board ensures that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital markets. Upon enactment of the Housing and Economic Recovery Act (the Recovery Act) of 2008 on July 30, 2008, the Federal Housing Finance Agency is the FHLBanks’ newly created regulator. The Finance Board will be abolished one year after the date of enactment. However, the Recovery Act provides that during that period, the Finance Board may take actions solely for the purpose of winding up the affairs of the Finance Board. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information regarding passage of the Housing and Economic Recovery Act of 2008.

The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite fluctuations in total assets, liabilities and capital in recent quarters, the FHLBank has been able to: (1) achieve its housing mission by meeting member credit needs even during the capital market disruptions that began in the third quarter of 2007; and (2) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated. Note that prior periods have been adjusted for retrospective application of FASB Staff Position (FSP) FIN 39-1, Amendment of FASB Interpretation No. 39 and a change in the FHLBank’s method of amortizing/accreting mortgage loan origination fees (agent fees) and premiums/discounts. Prior period information has also been updated to reflect these adjustments in applicable subsequent tables in this quarterly report on Form 10-Q.

Table 1

Selected Financial Data (dollar amounts in thousands):

	06/30/2008	03/31/2008	12/31/2007	09/30/2007	06/30/2007

Statement of Condition (at period end)
Total assets	$60,915,712	$54,130,059	$55,304,572	$56,632,113	$52,454,856
Investments[1]	20,520,453	20,859,978	20,515,451	20,947,136	21,264,640
Advances	37,543,931	30,522,354	32,057,139	32,980,591	28,510,094
Mortgage loans held for portfolio, net	2,539,954	2,423,620	2,352,301	2,333,786	2,339,748
Deposits	886,632	1,709,705	1,340,816	912,226	1,043,090
Consolidated obligations, net[2]	56,955,483	49,668,086	51,109,456	52,748,882	48,576,344
Capital	2,525,346	2,207,497	2,297,854	2,334,743	2,141,276

Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	71,678	61,422	62,155	60,609	54,573
Provision for (reversal of) credit losses on mortgage loans	64	9	(16)	37	(3)
Other income (loss)	2,869	(19,675)	5,386	3,483	2,130
Other expenses	10,432	9,606	9,919	8,289	9,962
Income before assessments	64,051	32,132	57,638	55,766	46,744
Assessments	17,005	8,545	15,323	14,836	12,447
Net income	47,046	23,587	42,315	40,930	34,297

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash[3]	92	83	86	84	89
Dividends paid in stock[3]	20,383	25,065	30,388	30,429	26,877
Class A Stock dividend rate	1.75%	2.75%	4.00%	4.55%	4.45%
Class B Stock dividend rate	4.75%	5.75%	6.25%	6.70%	6.50%
Weighted average dividend rate[4]	4.37%	5.25%	5.78%	6.19%	6.00%
Dividend payout ratio	43.52%	106.62%	72.02%	74.55%	78.62%
Return on average equity	8.08%	4.12%	7.07%	7.34%	6.74%
Return on average assets	0.34%	0.17%	0.30%	0.30%	0.28%
Average equity to average assets	4.16%	4.15%	4.18%	4.13%	4.11%
Net interest margin[5]	0.51%	0.45%	0.44%	0.45%	0.44%
Total capital ratio at period end[6]	4.15%	4.08%	4.15%	4.12%	4.08%
Ratio of earnings to fixed charges[7]	1.18	1.06	1.09	1.08	1.08

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

[3]   Dividends classified as interest expense on mandatorily redeemable capital stock and not included as dividends under GAAP were $150,000, $243,000, $387,000, $504,000 and $560,000 for the quarters ended June 30, 2008, March 31, 2008, December 31, 2007, September 30, 2007 and June 30, 2007, respectively.

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

Quarterly Overview
Total assets increased during the first six months of 2008 by 10.1 percent to $60.9 billion at June 30, 2008 from $55.3 billion at December 31, 2007. Changes in the mix of assets for the six-month period included a $5.5 billion increase in advances, a $1.8 billion increase in held-to-maturity securities and a $0.8 billion increase in trading securities that were offset by a $3.0 billion decrease in Federal funds sold. On the liability side of the balance sheet, discount notes, which are typically used to fund short-term advances and Federal funds sold, increased by $9.8 billion while longer term consolidated obligation bonds decreased by $4.0 billion. The FHLBank changed its mix of consolidated obligation discount notes and consolidated obligation bonds because of favorable interest costs on discount notes versus swapped bonds.

The FHLBank’s net income for the three-month period ended June 30, 2008 was $47.0 million compared to $34.3 million for the three-month period ended June 30, 2007. The increase was primarily attributable to the following:
▪	$17.1 million increase in net interest income (increase income);
▪	$52.4 million decrease in net income related to net gain (loss) on trading securities (decrease income);
▪	$52.8 million increase in net income related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$4.6 million increase in assessments (decrease income).

Net income for the six-month period ended June 30, 2008 was $70.6 million compared to $67.1 million for the six-month period ended June 30, 2007. The increase was primarily attributable to the following:
▪	$24.0 million increase in net interest income (increase income);
▪	$41.2 million decrease in net income related to net gain (loss) on trading securities (decrease income);
▪	$21.3 million increase in net income related to net gain (loss) on derivatives and hedging activities (increase income);
▪	$1.0 million increase in net income related to net realized gain (loss) on sale of held-to-maturity securities (increase income); and
▪	$1.2 million increase in assessments (decrease income).

The FHLBank’s net income for the second quarter of 2008 compared to the second quarter of 2007 was significantly higher due primarily to a seven basis point increase in the net interest margin (from 0.44 percent for the three-month period ended June 30, 2007 to 0.51 percent for the three-month period ended June 30, 2008). For the first six months of 2008 compared to the first six months of 2007, net income was positively influenced by a three basis point increase in the net interest margin (from 0.45 percent for the six-month period ended June 30, 2007 to 0.48 percent for the six-month period ended June 30, 2008) and the change in net gain (loss) on derivatives and hedging activities, which were partially offset by the change in net gain (loss) on trading securities. Increases in the net interest margin from quarter to quarter and between the six-month periods are a result of several events. A flight to quality during 2008 reduced the cost of FHLBank discount notes, resulting in widened spreads compared to 2007. Advance and money market investment spreads relative to our short-term cost of funds both widened during the three- and six-month periods ended June 30, 2008 compared to the three- and six-month periods ended June 30, 2007. In addition, the expanded authority to temporarily invest in Agency (collectively Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (Freddie Mac)) mortgage-backed securities (MBS) and collateralized mortgage obligations (CMO) above the 300 percent of capital level granted by the Finance Board’s Resolution 2008-08 and a widening of the spread between the Agency MBS/CMO purchases and the FHLBank’s cost of funds relative to historical averages has contributed to the increases in net interest income. See “Financial Condition – Investments” in this Item 2 for a discussion of the expanded Agency MBS/CMO authority granted by the Finance Board.

As evidenced by its relatively short duration of equity (DOE), a significant portion of the FHLBank’s equity capital is invested in assets with a short duration and thus earns the equivalent of a short-term money market rate. This part of equity continued to earn a short-term interest rate for the three- and six-month periods ended June 30, 2008, but earned a lower rate than the three- and six-month periods ended June 30, 2007 because of the significant decrease in short-term interest rates that occurred in the last half of 2007 and the first half of 2008. For the first six months of 2008, DOE in the base case and the down 200 basis point shock scenarios increased primarily because of a significant decline in the estimated fair values of our MBS/CMO portfolios, particularly our private issue MBS/CMOs. The DOE in the up 200 basis point shock scenario decreased for the first six months of 2008 primarily because the FHLBank increased its funding using callable bonds with longer lock-out periods thus increasing the duration of the liability portfolio. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3 for additional discussion on the FHLBank’s DOE.

The FHLBank’s return on equity (ROE) increased to 8.08 percent for the second quarter of 2008 compared to 6.74 percent for the same period of 2007. This was primarily due to wider spreads on advances and money market investments as well as the expanded MBS/CMO portfolio and a widening of the spread between the Agency MBS/CMO purchases for the quarter compared to the FHLBank’s cost of funds as previously mentioned. The FHLBank’s ROE decreased to 6.12 percent for the first six months of 2008 compared to 6.62 percent for the first six months of 2007. This decrease is primarily due to a lower level of earnings on invested capital in the first quarter of 2008 because of lower short-term interest rates and the increase in average capital that was invested at lower rates in the first six months of 2008 versus the first six months of 2007.

Dividends paid for the second quarter of 2008 were 1.75 percent and 4.75 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was a decrease over dividends paid for the second quarter of 2007 of 4.45 percent and 6.50 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The decrease in dividend rates generally corresponds with the decrease in short-term interest rates between the periods. The payout ratio decreased from 79 percent during the second quarter of 2007 to 44 percent during the second quarter of 2008. The current level of dividends paid in a period is generally determined based upon a spread to the average overnight Federal funds effective rate and may not correlate with the amount of net income earned during the period because of fluctuations in net gain (loss) on trading securities and net gain (loss) on derivatives and hedging activities for the period, which are generally not considered during the determination of dividend rates for a period. The average overnight Federal funds effective rate for the three-month periods ended June 30, 2008 and 2007 was 2.09 percent and 5.25 percent, respectively (see Table 2). Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	June 30, 2008 Three-Month Average	June 30, 2007 Three-Month Average	June 30, 2008 Six-Month Average	June 30, 2007 Six-Month Average
Overnight Federal funds effective rate[1]	2.09%	5.25%	2.62%	5.25%
3-month Treasury bill[1]	1.64	4.86	1.87	4.98
3-month LIBOR[1]	2.75	5.36	3.02	5.36
2-year U.S. Treasury note[1]	2.40	4.80	2.21	4.79
5-year U.S. Treasury note[1]	3.15	4.76	2.95	4.70
10-year U.S. Treasury note[1]	3.86	4.85	3.76	4.76
30-year residential mortgage note rate[2]	6.07	6.31	5.95	6.23
Market Instrument	June 30, 2008 Ending Rate	December 31, 2007 Ending Rate	June 30, 2007 Ending Rate
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	2.00%	4.25%	5.25%
3-month Treasury bill[1]	1.74	3.24	4.81
3-month LIBOR[1]	2.78	4.70	5.36
2-year U.S. Treasury note[1]	2.62	3.05	4.87
5-year U.S. Treasury note[1]	3.33	3.44	4.93
10-year U.S. Treasury note[1]	3.97	4.03	5.03
30-year residential mortgage note rate[2]	6.33	6.05	6.50
__________
[1] Source is Bloomberg.
[2] Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

The disruptions in the capital markets that began in the third quarter of 2007 have affected the FHLBank in multiple ways during the first six months of 2008. Effects on the FHLBank will be discussed throughout this report, but the three most significant are:
▪
The impact of capital market disruptions and volatility allowed the FHLBank to lend and invest at significantly wider spreads to its cost of funds than it had in the past. This resulted in a larger net interest margin and higher net interest spreads.

▪
The estimated fair value of the FHLBank’s held-to-maturity MBS/CMO portfolios decreased significantly in the first six months of 2008 due to continued disruptions in the mortgage markets, which has resulted in illiquidity in portions of the MBS/CMO market and extraordinarily wide mortgage asset spreads relative to historical averages. We consider the illiquidity in portions of the MBS/CMO market to be temporary, but the market illiquidity has continued into the third quarter and we cannot be certain when these conditions will be rectified. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current mortgage market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs.

▪
The FHLBank’s DOE for June 30, 2008 of +3.3 in the base scenario is outside management’s typical operating range of ±2.5, but is within the Board of Directors’ approved limits of ±5.0. As mentioned previously, DOE in the base case and the down 200 basis point shock scenarios increased because of a significant decline in the estimated fair values of our MBS/CMO portfolios that occurred in the first quarter of 2008 and continues.

While neither of the last two issues had any significant impact on the FHLBank’s results of operations during the first six months of 2008, both are discussed in more detail in Item 3 – “Quantitative and Qualitative Disclosures about Market Risk.”

Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the second quarter of 2008 over the second quarter of 2007 and for the first six months of 2008 over the first six months of 2007 is primarily attributable to a combination of the overall increase in the FHLBank’s average balance of total assets and the increase in net interest spreads. The decrease in the cost of the FHLBank’s liabilities exceeded the decrease in yields on the FHLBank’s interest earning assets when comparing 2008 to 2007 for both the three- and six-month periods. In addition, the FHLBank added an additional $1.7 billion in Agency MBS/CMO securities above the normal regulatory limit of 300 percent of capital as authorized by the Finance Board under Resolution 2008-08, which resulted in higher yields. Because of favorable interest costs on consolidated obligation discount notes versus swapped consolidated obligation bonds, the FHLBank changed the mix of discount notes and bonds. This resulted in a $12.6 billion increase in the average balance of lower costing discount notes and a $6.2 billion decrease in the average balance of higher costing bonds from the second quarter of 2007 to the second quarter of 2008. For the first six months of 2008 compared to the first six months of 2007, the average balance of discount notes increased by $11.0 billion while the average balance of bonds decreased by $5.2 billion. See Tables 4 through 7 for further information regarding average balances and yields and changes in interest income.

Net income is subject to volatility not only from changes in the average balance of total assets and interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the first quarter of 2008 compared to the first quarter of 2007 and the first six months of 2008 compared to the first six months of 2007 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	For the Three Months Ended June 30, 2008 vs. 2007		For the Six Months Ended June 30, 2008 vs. 2007
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(223,541)	(34.0)%	$(306,828)	(23.4)%
Total interest expense	(240,646)	(39.9)	(330,867)	(27.5)
Net interest income before provision for credit losses on mortgage loans	17,105	31.3	24,039	22.0
Provision for (reversal of) credit losses on mortgage loans	67	2,233.3	119	258.7
Net interest income after provision for (reversal of) credit losses on mortgage loans	17,038	31.2	23,920	21.9
Net gain (loss) on trading securities	(52,405)	(543.7)	(41,197)	(544.6)
Net gain (loss) on derivatives and hedging activities	52,757	507.3	21,317	296.5
Other non-interest income	387	28.3	1,723	99.8
Total non-interest income	739	34.7	(18,157)	(1,344.0)
Operating expenses	297	3.8	930	5.9
Other non-interest expense	173	7.9	62	1.8
Total other expense	470	4.7	992	5.2
AHP assessments	1,371	35.4	306	4.0
REFCORP assessments	3,187	37.2	893	5.3
Total assessments	4,558	36.6	1,199	4.9
Net income	$12,749	37.2%	$3,572	5.3%

Net Interest Income – Net interest income increased 31.3 percent from $54.6 million in the second quarter of 2007 to $71.7 million in the second quarter of 2008, while the FHLBank’s net interest margin increased from 0.44 percent and 0.51 percent for the quarters ended June 30, 2007 and June 30, 2008, respectively. A portion of the increase from the second quarter of 2007 to the second quarter of 2008 is attributable to an increase in earning assets as average earning assets increased from $49.3 billion in the second quarter of 2007 to $56.1 billion in the second quarter of 2008. The increase in average interest-earning assets is almost entirely attributable to an increase in average advances (increased from $26.5 billion in the second quarter of 2007 to $33.7 billion in the second quarter of 2008). Interest income on interest-earning assets decreased from the second quarter of 2007 to the second quarter of 2008 primarily because of a decrease in the average rate on interest-earning assets as reflected in Table 5. Interest expense on interest-bearing liabilities decreased as well, but to a greater extent than interest income as a result of favorable interest costs on consolidated obligation discount notes. As a result of the decreased funding costs relative to income on earning assets, the net interest spread reflected in Table 4 increased from 0.20 percent for the second quarter of 2007 to 0.38 percent for the second quarter of 2008 (Table 5 reflects decreases in interest income and interest expense attributable to rate, but a net increase in NII attributable to rate). Although the FHLBank’s average earning assets increased from 2007 to 2008, Table 5 indicates that the increase in NII for the second quarter of 2008 was more attributable to changes in rates (76 percent) than changes in volumes (24 percent).

Net interest income increased 22.0 percent from $109.1 million for the first six months of 2007 to $133.1 million for the first six months of 2008 primarily because of the impact of decreasing interest rates on consolidated obligations and the change in the composition of the balance sheet. Interest income on interest-earning assets decreased from the first six months of 2007 to the first six months of 2008, but to a lesser extent than the decrease in interest expense on interest-bearing liabilities as reflected in Table 7. Consequently, the FHLBank’s net interest margin increased slightly to 0.48 percent from 0.45 percent for the six months ended June 30, 2008 and 2007, respectively. As reflected in Table 6, the FHLBank’s net interest spread increased from 0.19 percent to 0.32 percent for the six months ended June 30, 2007 and 2008, respectively. Consistent with Table 5, Table 7 demonstrates that the increase in NII from 2007 to 2008 was more attributable to changes in rates (70 percent) than changes in volumes (30 percent).

As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s DOE, while lengthening during the first six months of 2008 because of capital market disruptions, still remains relatively short. The DOE number is the result of the short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. However, as average short-term interest rates decreased from the first six months of 2007 to the first six months of 2008, the FHLBank’s net interest income actually increased because: (1) total interest expense declined at a faster rate than total interest income; and (2) average total interest-earning assets increased. We expect that, given the disruptions in the agency/GSE funding market in the third quarter as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends” under this Item 2, the FHLBank’s net interest income, net interest margin and net interest spreads are likely to decrease during the last half of 2008. However, the impact of potential increased borrowing costs will be somewhat offset by improved spreads on: (1) the FHLBank’s MBS/CMO investments because of higher mortgage spreads and increased balances under the expanded MBS authority granted in Finance Board Resolution 2008-08 (see “Quarterly Overview” under this Item 2); and (2) acquisition of up to $300 million in out-of-district MPF loans through the Federal Home Loan Bank of Chicago (see “MPF Program” under this Item 2).

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended June 30, 2008 and 2007 (in thousands):

Table 4

	For the Three Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$6,173,032	$43,126	2.81%	$4,399,456	$58,888	5.37%
Federal funds sold	2,735,345	15,348	2.26	7,306,277	97,309	5.34
Investments[6]	10,865,290	108,079	4.00	8,636,636	114,908	5.34
Advances[1,7]	33,743,268	236,378	2.82	26,541,572	354,880	5.36
Mortgage loans held for portfolio[1,4,5]	2,491,327	30,000	4.84	2,348,078	30,372	5.19
Other interest-earning assets	55,875	879	6.33	62,250	994	6.40
Total earning assets	56,064,137	433,810	3.11	49,294,269	657,351	5.35
Other non-interest-earning assets	264,371			309,275
Total assets	$56,328,508			$49,603,544
Interest-bearing liabilities:
Deposits	$1,133,354	$5,780	2.05%	$1,010,287	$12,971	5.15%
Consolidated obligations:[1]
Discount Notes	25,460,758	139,695	2.21	12,901,250	168,065	5.23
Bonds	26,777,351	216,096	3.25	32,928,714	420,729	5.12
Other borrowings	72,804	561	3.10	78,447	1,013	5.17
Total interest-bearing liabilities	53,444,267	362,132	2.73	46,918,698	602,778	5.15
Capital and other non-interest-bearing funds	2,884,241			2,684,846
Total funding	$56,328,508			$49,603,544

Net interest income and net interest spread[2]		$71,678	0.38%		$54,573	0.20%

Net interest margin[3]			0.51%			0.44%
___________
[1] Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2] Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3] Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]    The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $609,000 and $607,000 for the quarters ended June 30, 2008 and 2007, respectively.

[5] Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6] The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7] Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the second quarters of 2008 and 2007 (in thousands):

Table 5

	For the Three Months Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to
	Volume[1,3]	Rate[2,3]	Total
Interest Income:
Interest-bearing deposits	$23,740	$(39,502)	$(15,762)
Federal funds sold	(60,878)	(21,083)	(81,961)
Investments	29,651	(36,480)	(6,829)
Advances	96,292	(214,794)	(118,502)
Mortgage loans held for portfolio	1,852	(2,224)	(372)
Other assets	(102)	(13)	(115)
Total earning assets	90,555	(314,096)	(223,541)
Interest Expense:
Deposits	1,580	(8,771)	(7,191)
Consolidated obligations:
Discount notes	163,613	(191,983)	(28,370)
Bonds	(78,596)	(126,037)	(204,633)
Other borrowings	(73)	(379)	(452)
Total interest-bearing liabilities	86,524	(327,170)	(240,646)
Change in net interest income	$4,031	$13,074	$17,105
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

Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2008 and 2007 (in thousands):

Table 6

	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$6,173,905	$109,287	3.56%	$4,344,651	$115,776	5.37%
Federal funds sold	3,535,593	52,515	2.99	7,186,092	190,296	5.34
Investments[6]	10,363,036	221,309	4.29	8,729,717	231,915	5.36
Advances[1,7]	33,067,446	559,062	3.40	26,736,450	710,953	5.36
Mortgage loans held for portfolio[1,4,5]	2,435,676	61,108	5.05	2,355,827	60,972	5.22
Other interest-earning assets	57,341	1,802	6.32	62,898	1,999	6.41
Total earning assets	55,632,997	1,005,083	3.63	49,415,635	1,311,911	5.35
Other non-interest-earning assets	288,749			292,436
Total assets	$55,921,746			$49,708,071
Interest-bearing liabilities:
Deposits	$1,274,073	$16,723	2.64%	$983,149	$25,103	5.15%
Consolidated obligations:[1]
Discount Notes	23,992,977	333,542	2.80	13,029,574	338,243	5.24
Bonds	27,693,320	520,512	3.78	32,926,842	837,337	5.13
Other borrowings	69,220	1,206	3.50	83,302	2,167	5.24
Total interest-bearing liabilities	53,029,590	871,983	3.31	47,022,867	1,202,850	5.16
Capital and other non-interest-bearing funds	2,892,156			2,685,204
Total funding	$55,921,746			$49,708,071

Net interest income and net interest spread[2]		$133,100	0.32%		$109,061	0.19%

Net interest margin[3]			0.48%			0.45%
___________
[1] Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2] Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3] Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]    The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,195,000 and $1,214,000 for the six months ended June 30, 2008 and 2007, respectively.

[5] Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6] The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7] Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first six months of 2008 and 2007 (in thousands):

Table 7

	For the Six Months Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to
	Volume[1,3]	Rate[2,3]	Total
Interest Income:
Interest-bearing deposits	$48,746	$(55,235)	$(6,489)
Federal funds sold	(96,669)	(41,112)	(137,781)
Investments	43,391	(53,997)	(10,606)
Advances	168,348	(320,239)	(151,891)
Mortgage loans held for portfolio	2,066	(1,930)	136
Other assets	(177)	(20)	(197)
Total earning assets	165,705	(472,533)	(306,828)
Interest Expense:
Deposits	7,428	(15,808)	(8,380)
Consolidated obligations:
Discount notes	284,606	(289,307)	(4,701)
Bonds	(133,089)	(183,736)	(316,825)
Other borrowings	(367)	(594)	(961)
Total interest-bearing liabilities	158,578	(489,445)	(330,867)
Change in net interest income	$7,127	$16,912	$24,039
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

Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (hereafter referred to as SFAS 133). The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of $63.2 million and $10.4 million for the quarters ended June 30, 2008 and 2007, respectively. For the six-month periods ended June 30, 2008 and 2007, the net gain (loss) on derivatives and hedging activities was $28.5 million and $7.2 million, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank historically recorded gains on its derivatives when the general level of interest rates rose during a period and recorded losses on its derivatives when the general level of interest rates fell during a period. However, the composition of the economic hedges utilized by the FHLBank shifted in 2008. The FHLBank acquired almost $1.8 billion of caps in the second quarter of 2008 to hedge capped variable rate MBS/CMOs purchased during the quarter. From the time these caps were acquired until the end of the second quarter, interest rates increased resulting in gains on these caps. Additionally, interest rate swaps tied to fixed rate trading securities acquired in the first quarter totaling $856.3 million notional where the FHLBank pays a fixed rate and receives a floating rate experienced large gains because of an increase in interest rates during the second quarter. The interest rate swaps tied to fixed rate trading securities generally incur losses when interest rates fall and gains when interest rates rise, which are partially or fully offset by gains (falling interest rates) or losses (rising interest rates) on the trading securities.

Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities were related to economic hedges (primarily pay fixed interest rate swaps). In September and October 2007, the FHLBank purchased variable rate MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. All gains (losses) related to trading securities are recorded in other income as net gain (loss) on trading securities; however, only gains (losses) on trading securities that are related to economic hedges are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities related to economic hedges are sensitive to the general level of interest rates. Gains (losses) in this category move in the opposite direction of and partially or fully offset the net gain (loss) on derivative and hedging activities. Gains (losses) in the MBS/CMO portfolio also move in the opposite direction of the movement in interest rates but with no offsetting hedge. The FHLBank generally records gains on its trading securities when the general level of interest rates falls over the period and records losses on its trading securities when the general level of interest rates rises over the period. During the second quarter of 2007, all of the net gain (loss) on trading securities of ($9.6) million was attributable to trading securities related to economic hedges. However, during the second quarter of 2008, the FHLBank recorded net gain (loss) on trading securities of ($63.4) million attributable to trading securities related to economic hedges and $1.4 million attributable to unswapped MBS/CMOs. The second quarter loss on swapped fixed rate trading securities was primarily attributable to first quarter acquisitions totaling $856.3 million par of fixed-rate GSE debentures. The market value of these debentures was negatively affected by an increase in interest rates and a widening in GSE spreads to U.S. Treasury rates during the second quarter of 2008. For the six months ended June 30, 2008, the FHLBank recorded net gain (loss) on trading securities of ($43.0) million attributable to trading securities related to economic hedges and ($5.8) million attributable to unswapped MBS/CMOs. The loss in the unswapped MBS/CMO portfolio is a result of tightening of liquidity in the mortgage markets and a decline in demand relative to supply for MBS/CMO securities which resulted in a widening of the discount margin. The loss on the swapped trading securities for the six-month period ended June 30, 2008 is almost entirely due to the widening in GSE spreads to U.S. Treasury securities.

Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2008 (in thousands):

Table 8

	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(6,756)	$(1)	$31	$(1,218)	$0	$(7,944)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(699)	0	0	70	0	(629)
Economic hedges – unrealized gain (loss) due to fair value changes	21	73,975	(769)	272	17	73,516
Economic hedges – net interest received (paid)	(23)	(9,521)	0	(203)	17	(9,730)
Subtotal	(701)	64,454	(769)	139	34	63,157

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(63,434)	0	0	0	(63,434)
TOTAL	$(7,457)	$1,019	$(738)	$(1,079)	$34	$(8,221)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2007 (in thousands):

Table 9

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(13,238)	$0	$(109)	$0	$(1,333)	$0	$(14,680)
Net gain (loss) on derivative and hedging activities:	(943)	0	0	0	568	0	(375)
Fair value hedges
Economic hedges – unrealized gain (loss) due to fair value changes	0	10,395	(318)	53	145	(28)	10,247
Economic hedges – net interest received (paid)	0	483	0	(75)	88	32	528
Subtotal	(943)	10,878	(318)	(22)	801	4	10,400

Net gain (loss) on trading securities	0	(9,638)	0	0	0	0	(9,638)
TOTAL	$(14,181)	$1,240	$(427)	$(22)	$(532)	$4	$(13,918)

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2008 (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(14,969)	$(2)	$(223)	$(2,791)	$0	$(17,985)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(2,114)	0	0	990	0	(1,124)
Economic hedges – unrealized gain (loss) due to fair value changes	21	44,560	(1,032)	(126)	24	43,447
Economic hedges – net interest received (paid)	(29)	(13,563)	0	(262)	37	(13,817)
Subtotal	(2,122)	30,997	(1,032)	602	61	28,506

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(42,995)	0	0	0	(42,995)
TOTAL	$(17,091)	$(12,000)	$(1,255)	$(2,189)	$61	$(32,474)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2007 (in thousands):

Table 11

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(27,641)	$(1)	$(102)	$0	$(2,651)	$0	$(30,395)
Net gain (loss) on derivative and hedging activities:	(925)	0	0	0	1,490	0	565
Fair value hedges
Economic hedges – unrealized gain (loss) due to fair value changes	0	6,204	(295)	(133)	15	(62)	5,729
Economic hedges – net interest received (paid)	0	818	0	(168)	176	69	895
Subtotal	(925)	7,022	(295)	(301)	1,681	7	7,189

Net gain (loss) on trading securities	0	(7,564)	0	0	0	0	(7,564)
TOTAL	$(28,566)	$(543)	$(397)	$(301)	$(970)	$7	$(30,770)

Return on Equity – Return on equity was 8.08 percent (annualized) in the second quarter of 2008, an increase of 134 basis points from 6.74 percent for the second quarter of 2007. This increase reflects the 37.2 percent increase in net income, from $34.3 million in the second quarter of 2007 to $47.0 million in the second quarter of 2008, and the negative impact of a higher average balance of equity for the second quarter of 2008. As reflected in Table 3, the increases in non-interest income categories were almost entirely offset by the increases in other expenses when comparing the second quarter of 2008 to the second quarter of 2007.

Return on equity was 6.12 percent (annualized) for the first six months of 2008, a decrease of 50 basis points from 6.62 for the first six months of 2007. Although net interest income increased 22.0 percent for the first six months of 2008 compared to the first six months of 2007 as reflected in Table 3, the negative impact of the change in net gain (loss) on trading securities far exceeded the positive impact of the change in net gain (loss) on derivatives and hedging activities when comparing the first six months of 2008 to the first six months of 2007. The cumulative effect of these changes resulted in a slight increase in net income of 5.3 percent. Average capital grew 13.6 percent from $2.0 billion for the six-month period ended June 30, 2007 to $2.3 billion for the six-month period ended June 30, 2008. The growth in capital along with the modest growth in net income contributed to the slight decrease in ROE for the first six months of 2008 over the first six months of 2007, mostly reflecting the impact of lower short-term interest rates on invested capital.

Financial Condition

Overall – Table 12 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2007 to June 30, 2008 (in thousands):

Table 12

	Increase (Decrease) in Components
	December 31, 2007 vs. June 30, 2008
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(872)	(50.6)%
Investments[1]	5,002	0.0
Advances	5,486,792	17.1
Mortgage loans held for portfolio, net	187,653	8.0
Derivatives assets	(19,262)	(24.8)
Other assets	(48,173)	(16.0)
Total assets	$5,611,140	10.1%

Liabilities:
Deposits	$(454,184)	(33.9)%
Consolidated obligations, net	5,846,027	11.4
Derivative liabilities	29,197	26.9
Other liabilities	(37,392)	(8.3)
Total liabilities	5,383,648	10.2

Capital:
Capital stock outstanding	202,371	9.7
Retained earnings	25,010	12.0
Accumulated other comprehensive income	111	5.3
Total capital	227,492	9.9
Total liabilities and capital	$5,611,140	10.1%
__________
[1] Investments also include interest-bearing deposits and Federal funds sold.

Advances – Outstanding advances increased by 17.1 percent from $32.1 billion on December 31, 2007 to $37.5 billion on June 30, 2008 (see Table 12). Over the six-month period, the mix of products changed significantly, with short-term fixed rate advances increasing to 34.3 percent and long-term fixed rate advances decreasing to 19.3 percent of the total as of June 30, 2008, compared to 12.5 percent and 26.4 percent, respectively, as of December 31, 2007 (see Table 13). The par value of total fixed rate advances increased by $8.8 billion and the par value of total adjustable rate advances, including lines of credit, decreased by $3.3 billion (see Table 13). Line of credit advances decreased significantly from $6.8 billion at December 31, 2007 to $2.7 billion at June 30, 2008. The shift from the FHLBank’s overnight line of credit advance to primarily short-term fixed rate advances is the result of members moving away from the more volatile daily interest rate resets of the line of credit as they seek to establish a more stable funding rate in the one-month to three-month area of the interest rate curve.

FHLBank advances are positioned very well versus other market alternatives and as a result we expect that total advances to existing members will increase moderately during the third quarter despite the slowdown in the housing market. The expected increase is because one of the FHLBank’s largest borrowers, U.S. Central Federal Credit Union, increased its outstanding advances from $3.8 billion at December 31, 2007 to $5.0 billion at June 30, 2008 and currently, as of August 11, 2008, has $6.6 billion in advances outstanding. Although a few large members can have a significant impact on the amount of total outstanding advances, there has also been a positive trend in outstanding balances among the smaller members as well. The credit crisis in the capital markets that began in the third quarter of 2007 resulted in a modest increase in advance demand from some of the FHLBank’s largest members during the last half of 2007 and these members have tentatively indicated that they do not believe that they will need as much liquidity in the months ahead. However, changes in market interest rates and a general tightness in market liquidity have continued to result in advances being more cost efficient and a more reliable source of liquidity than the other primary alternative funding sources for our members. The disruptions in the credit market that began in the fall of 2007 have reinforced the FHLBank’s role in the financial markets as a liquidity provider. The FHLBank expects additional advance growth from new FHLBank members, primarily new or recent insurance company members, but does not expect any such growth to be significant in relation to current advance balances.

Table 13 summarizes the par value of the FHLBank’s advances outstanding by product as of June 30, 2008 and December 31, 2007 (in thousands):

Table 13

	June 30, 2008		December 31, 2007
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$2,746,360	7.4%	$6,751,375	21.2%
Short-term fixed rate advances	12,817,566	34.3	3,968,390	12.5
Regular fixed rate advances	7,220,270	19.3	8,402,504	26.4
Fixed rate callable advances	45,000	0.1	16,625	0.1
Fixed rate amortizing advances	640,061	1.7	477,331	1.5
Fixed rate callable amortizing advances	2,262	0.0	2,037	0.0
Fixed rate convertible advances	5,717,958	15.3	4,843,833	15.2
Adjustable rate advances	511,230	1.4	494,330	1.6
Adjustable rate callable advances	6,652,525	17.8	5,937,644	18.6
Customized advances:
Advances with embedded caps or floors	95,000	0.3	142,500	0.4
Standard housing and community development advances:
Regular fixed rate advances	479,181	1.3	411,514	1.3
Fixed rate amortizing advances	399,427	1.1	358,829	1.1
Fixed rate callable amortizing advances	125	0.0	125	0.0
Adjustable rate advances	15,000	0.0	0	0.0
Adjustable rate callable advances	14,007	0.0	46,724	0.1
Fixed rate amortizing advances funded through AHP	16	0.0	18	0.0
TOTAL PAR VALUE	$37,355,988	100.0%	$31,853,779	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets increased from 58.0 percent as of December 31, 2007 to 61.6 percent as of June 30, 2008. The percentage of total advances to total assets is expected to remain relatively steady within a range from 55 to 65 percent in future periods as any growth in the FHLBank’s mortgage loan portfolio is accommodated on the balance sheet through a reduction in money market and other short-term investments. The average yield on advances was 2.82 percent for the three months ended June 30, 2008, compared to 5.36 percent for the three months ended June 30, 2007. Additionally, the average yield on advances was 3.40 percent and 5.36 percent for the six months ended June 30, 2008 and 2007, respectively.

As detailed in Table 13, 76.5 percent of the FHLBank’s advance portfolio as of June 30, 2008, re-prices within three months compared to 69.6 percent as of December 31, 2007. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, credit unions and insurance companies, but also includes credit risk exposure to a limited number of housing associates. Table 14 presents information on the FHLBank’s five largest borrowers as of June 30, 2008 and December 31, 2007 (in thousands). If the borrower was not one of the five largest borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral held as security for all advance borrowers.

Table 14

			June 30, 2008		December 31, 2007
Borrower Name	City	State	Advance Par Value	Percent of Total Advances	Advance Par Value	Percent of Total Advances
MidFirst Bank	Oklahoma City	OK	$6,472,850	17.3%	$5,741,000	18.0%
U.S. Central Federal Credit Union	Lenexa	KS	5,000,000	13.4	3,750,000	11.8
Security Life of Denver Ins. Co.	Denver	CO	3,045,000	8.2	3,075,000	9.7
Capitol Federal Savings Bank	Topeka	KS	2,546,000	6.8	2,746,000	8.6
Pacific Life Insurance Co.	Omaha	NE	1,650,000	4.4	1,650,000	5.2
TOTAL			$18,713,850	50.1%	$16,962,000	53.3%

Table 15 presents the interest income associated with the top five advance borrowers as presented in Table 14 as well as the top five borrowers with the highest interest income for the three-month periods ended June 30, 2008 and 2007 (in thousands).

Table 15

			Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
Borrower Name	City	State	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	Oklahoma City	OK	$38,504	14.3%	$69,698	20.7%
Capitol Federal Savings Bank.	Topeka	KS	30,638	11.4	34,102	10.1
Security Life of Denver Ins. Co.	Denver	CO	19,963	7.4	38,687	11.5
Pacific Life Insurance Co.	Omaha	NE	13,217	4.9	3,230	1.0
U.S. Central Federal Credit Union	Lenexa	KS	12,189	4.5	34,677	10.3
Security Benefit Life Insurance Co.	Topeka	KS			18,367	5.4
TOTAL			$114,511	42.5%	$198,761	59.0%
___________
[1] Total advance income excludes net interest settlements on derivatives.

Table 16 presents the interest income associated with the top five advance borrowers as presented in Table 14 as well as the top five borrowers with the highest interest income for the six-month periods ended June 30, 2008 and 2007 (in thousands).

Table 16

			Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
Borrower Name	City	State	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	Oklahoma City	OK	$89,375	15.0%	$142,366	21.1%
Capitol Federal Savings Bank.	Topeka	KS	62,485	10.5	69,543	10.3
Security Life of Denver Ins. Co.	Denver	CO	52,938	8.9	72,261	10.7
U.S. Central Federal Credit Union	Lenexa	KS	45,266	7.6	74,425	11.0
Pacific Life Insurance Co.	Omaha	NE	30,444	5.1	3,230	0.5
Security Benefit Life Insurance Co.	Topeka	KS			35,648	5.3
TOTAL			$280,508	47.1%	$397,473	58.9%
___________
[1] Total advance income excludes net interest settlements on derivatives.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the Federal Home Loan Bank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was a slight increase in the MPF portfolio during the first six months of 2008, as new loans acquired from in-district participating financial institutions (PFIs) were more than enough to offset the amount of loans paid down during the six-month period ended June 30, 2008. The FHLBank continued to devote resources during the first six months of 2008 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans during the remainder of 2008. The FHLBank did not acquire any out-of-district mortgage loans during the first six months of 2008, but plans to acquire out-of-district mortgage loans during the second half of 2008 as described in the next paragraph.

On April 23, 2008, the Federal Home Loan Bank of Chicago announced that it would no longer purchase mortgage loans from its PFIs under the MPF Program after July 31, 2008. In its announcement, Federal Home Loan Bank of Chicago noted that this decision did not change its commitment to provide programmatic and operational support in its role as MPF Provider for loans already purchased from its members and for the Federal Home Loan Banks participating in the MPF Program. As noted under Item 1 – “Business – Mortgage Loans Held for Portfolio” in the annual report on Form 10-K, the servicing rights for MPF Program loans are retained by the PFI or sold to an MPF-approved servicer so servicing of the loans will not change. This announcement does not impact FHLBank Topeka’s commitment to the MPF Program. Subsequent to this announcement, the Federal Home Loan Bank of Chicago has been working to find a long term solution so that it can continue to provide a secondary market option for its members' mortgage loans. In anticipation of the Federal Home Loan Bank of Chicago ceasing to purchase mortgage loans after July 31, 2008 and in order to minimize potential disruptions in the MPF Program, the FHLBank executed a short-term agreement on July 1, 2008 with the Federal Home Loan Bank of Chicago to acquire Participation Interests in mortgage loans originated by PFIs in the Chicago district up to $300 million. All delivery commitments from the Chicago district PFIs must be issued between July 1 and October 31, 2008.

Table 17 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of June 30, 2008 and December 31, 2007, and the percentage of those loans to total MPF loans outstanding as of each date. If the PFI did not represent one of the top five PFIs for one of the periods presented, the applicable column is left blank.

Table 17

PFI Name	MPF Loan Balance as of June 30, 2008	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2007	Percent of Total MPF Loans
TierOne Bank	$533,140	21.0%	$504,498	21.5%
LaSalle National Bank, N.A.[1]	493,017	19.4	526,333	22.4
Bank of the West[2]	396,744	15.6	423,917	18.1
Central National Bank	83,647	3.3
Sunflower Bank, NA	56,602	2.2	58,406	2.5
Golden Belt Bank, FSA			38,990	1.7
Total	$1,563,150	61.5%	$1,552,144	66.2%
___________
[1] Out-of-district loans acquired from Federal Home Loan Bank of Chicago.
[2]    Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Consistent with the decrease in the average 30-year residential mortgage note rate (See Table 2), the FHLBank’s average yield on mortgage loans for the second quarter of 2008 was 4.84 percent compared to 5.19 percent for the second quarter of 2007. For the six-month periods ended June 30, 2008 and 2007, the average yield on mortgage loans was 5.05 percent and 5.22 percent, respectively. The average yield on mortgage loans decreased due primarily to the decrease in mortgage interest rates on new mortgage loans compared to the average rate on existing loans and an increase in the net write-off of the amortization of net premiums as a result of the increase in mortgage loan prepayments. The FHLBank’s average yield on mortgage loans is expected to increase slightly during the last half of 2008 as the FHLBank increases its mortgage loans outstanding and acquires additional out-of-district mortgage loans at average rates above the average of existing mortgage loans. Mortgage interest rates are expected to fluctuate up and down during the remainder of the year but are not expected to change significantly one way or the other from the current level (Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg was 6.33 percent at the end of June 2008). See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO® score2 and loan-to-value ratio (LTV)3 recorded at origination for conventional mortgage loans held in portfolio at June 30, 2008 was 741.9 FICO with a 72.7 percent LTV. The FHLBank believes it has minimal exposure to subprime loans due to its unique business model, in which the seller of the mortgage retains a portion of the credit risk of the original mortgage loan. Due to this risk-sharing feature, the FHLBank should be buying only the highest quality mortgages from its members. Under the MPF Program, the FHLBank does not fund or purchase mortgage loans that are originated as subprime or nontraditional loans (e.g., adjustable loans with teaser rates, low FICO scores/high loan-to-values, interest-only loans, negative amortization loans, etc.). Even though the mortgage loans on its books are not classified subprime or nontraditional, management has added additional reporting to monitor all mortgage loans where the borrower’s original FICO score was equal to or less than 660.

Table 18 presents the unpaid principal balance for conventional and government-insured mortgage loans as of June 30, 2008 and December 31, 2007 (in thousands):

Table 18

	June 30, 2008	December 31, 2007
Conventional mortgage loans	$2,417,600	$2,261,562
Government-insured mortgage loans	120,814	85,698
Total outstanding mortgage loans	$2,538,414	$2,347,260

2   FICO is a widely used credit industry model developed by Fair Isaac Corporation to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered "sub-prime."
3   LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk of loss generating a default and also means higher loss severity.

Table 19 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of June 30, 2008 and December 31, 2007 (in thousands):

Table 19

	June 30, 2008	December 31, 2007
Performing mortgage loans	$2,530,291	$2,340,691
Non-performing mortgage loans	7,077	5,640
Mortgage loans 90 days or more past due and accruing	1,046	929
Total outstanding mortgage loans	$2,538,414	$2,347,260

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

Table 20 details the change in the allowance for mortgage loan losses for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

Table 20

	Three-month period ended		Six-month period ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance, beginning of period	$842	$855	$844	$854
Provision for (reversal of) credit losses on mortgage loans	64	(3)	73	(46)
Charge-offs	(67)	0	(78)	44
Balance, end of period	$839	$852	$839	$852

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three- and six-month periods ended June 30, 2008 and 2007.

Investments – As indicated in Table 12, total investments (including long term investments, interest-bearing deposits and Federal funds sold) remained almost unchanged from December 31, 2007 to June 30, 2008. However, the composition of the investments changed significantly with Federal funds sold declining from $5.2 billion at December 31, 2007 to $2.1 billion at June 30, 2008 and held-to-maturity securities increasing from $7.6 billion at December 31, 2007 to $9.4 billion at June 30, 2008. Most of the change in the held-to-maturity portfolio can be attributed to the temporary expansion in MBS/CMO investment authority that was granted to the FHLBank by the Finance Board under Resolution 2008-08. Under the provisions of the resolution, an FHLBank can request expanded MBS/CMO authority from three times the total capital of the FHLBank to six times total capital for two years, subject to certain restrictions. The FHLBank Topeka’s Board of Directors approved appropriate strategies to allow the FHLBank to acquire additional Agency MBS/CMOs on March 27, 2008, subject to a limit of four times capital. The Finance Board notified the FHLBank on April 10, 2008, that it could move forward with the Agency MBS/CMO purchases, consistent with the FHLBank’s notice. By June 30, 2008, the FHLBank had a carrying value of $7.1 billion for its regular MBS/CMO portfolio and $1.7 billion for its expanded portfolio of MBS/CMO securities.

Short-term investments (interest-bearing deposits, Federal funds sold and commercial paper) are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. At June 30, 2008 and December 31, 2007, these short-term investments represented 48 percent and 61 percent, respectively, of total investments. This concentration in short-term investments, along with a significant amount of variable rate longer term investments, results in the yields on the investments adjusting relatively quickly to changes in market rates. The average yield on investments was 3.39 percent during the second quarter of 2008, compared to 5.35 percent during the second quarter of 2007. For the six months ended June 30, 2008 and 2007, the average yield on investments was 3.84 percent and 5.35 percent, respectively. The FOMC lowered the target overnight Federal funds rate 25 basis points to 2.00 percent during the second quarter of 2008, bringing the total change since June 30, 2007 to 325 basis points. This change, together with the steepening of the U.S. Treasury curve from the 2-year to the 10-year Treasury bond yield, resulted in a widening of spreads between the yield on investments and the FHLBank’s cost of funds for the quarter ended June 30, 2008. Much of the increase in spreads during the first two quarters of 2008 can be attributed to two factors: (1) a decrease in the FHLBank’s borrowing costs in the short-term consolidated obligation discount note market as there was a “flight to quality” during the credit crisis in the financial markets and FHLBank short-term discount notes were viewed favorably by market participants because of the FHLBank’s GSE status; and (2) the continued lack of liquidity in the MBS/CMO market has caused spreads (as measured by the discount margin) to more than double from the spreads that were available in the market during the first six months of 2007. The current wider mortgage spreads are expected to continue until the GSE funding market and residential mortgage market return to more normal levels (closer to historical averages) and confidence is restored in the general economy. At the present time, however, we are uncertain as to when the financial market conditions will stabilize and the flight to quality will abate. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.

The carrying value and contractual maturity of the FHLBank’s investments as of June 30, 2008 and December 31, 2007 are summarized by security type in Tables 21 and 22 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 21

June 30, 2008
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
CDs	$6,538,002	$6,538,002	$0	$0	$0
MPF deposits	25	25	0	0	0
Shared expense deposits	24	24	0	0	0
Total interest-bearing deposits	6,538,051	6,538,051	0	0	0

Federal funds sold	2,139,700	2,139,700	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	311,781	0	0	311,781	0
Fannie Mae obligations[1]	370,296	0	109,749	260,547	0
Freddie Mac obligations[1]	1,034,190	100,469	316,875	616,846	0
Mortgage-backed securities:
Fannie Mae obligations[1]	443,246	0	0	0	443,246
Freddie Mac obligations[1]	300,548	0	0	0	300,548
Ginnie Mae obligations[2]	2,225	0	0	0	2,225
Total trading securities	2,462,286	100,469	426,624	1,189,174	746,019

Held-to-maturity securities:
Non-mortgage-backed securities:
Commercial paper	1,149,504	1,149,504	0	0	0
State or local housing agencies	171,885	0	10,175	1,895	159,815
Mortgage-backed securities:
Fannie Mae obligations[1]	2,484,690	0	0	67,362	2,417,328
Freddie Mac obligations[1]	2,751,730	0	0	19,153	2,732,577
Ginnie Mae obligations[2]	40,550	0	0	1,022	39,528
Other – non-government	2,782,057	0	0	57,981	2,724,076
Total held-to-maturity securities	9,380,416	1,149,504	10,175	147,413	8,073,324

Total	$20,520,453	$9,927,724	$436,799	$1,336,587	$8,819,343
_______
[1] Fannie Mae and Freddie Mac are government-sponsored enterprises (GSE). GSE securities are not guaranteed by the U.S. government.
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

Table 23 presents a summary of the FHLBank’s non-government, private issue residential MBS/CMO investments as of June 30, 2008 by general collateral types supporting the securities and the year that each was originally securitized (in thousands):

Table 23

Carrying Value by Year of Original Securitization
Collateral Type	Carrying Value	2008	2007	2006	2005	2004	2003 & prior
Whole Loan Fixed	$2,044,468	$0	$0	$120,095	$642,400	$391,784	$890,189
Whole Loan Alt-A	403,269	0	0	0	77,072	76,341	249,856
Whole Loan Arm	277,859	0	0	0	22,752	158,070	97,037
VA Guaranteed	8,185	0	0	0	0	8,185	0
TOTAL	$2,733,781	$0	$0	$120,095	$742,224	$634,380	$1,237,082

The FHLBank acquires private issue MBS/CMO investments that carry the highest ratings from Moody’s, Fitch or S&P. Also, none of the FHLBank’s private issue MBS/CMO investments in Table 23 were considered subprime by the issuer. The FHLBank generally purchases private issue MBS/CMO investments with weighted average FICO scores of 700 or above and weighted average loan-to-value ratios of 75 percent or lower. Interest-only loans included in the carrying value of the above private issue residential MBS/CMO investments were $274.6 million (10.0 percent of total) and had weighted average credit support of 9.9 percent as of June 30, 2008. Credit support is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. The weighted average credit support for the whole loan Alt-A securities in Table 23 was 9.7 percent as of June 30, 2008. The FHLBank has not purchased any private issue MBS/CMO investments since 2006.

During the first six months of 2008, the FHLBank experienced a significant decline in the estimated fair values of its held-to-maturity MBS/CMO portfolios based on third-party prices, primarily in the private issue MBS/CMOs. The weighted percentage of estimated fair value to carrying value of the FHLBank’s private issue MBS/CMO portfolio was 98.3 percent as of December 31, 2007 but had declined to 94.5 percent as of March 31, 2008 and 94.2 percent as of June 30, 2008. We believe that this decrease in estimated fair value of the MBS/CMO portfolios is a temporary market condition resulting from the turmoil in the capital markets and generally not from changes in market interest rates or out of concern for credit losses on the specific securities owned by the FHLBank. The FHLBank evaluates all securities including private issue MBS/CMOs for potential losses. See “Risk Management – Credit Risk Management” in this Item 2 for additional details regarding the evaluation of individual securities. Based on an analysis of these securities, including the credit enhancement protection on these MBS/CMOs, the FHLBank expects to collect all amounts due according to the contractual terms of the individual securities and has the ability and intent to hold these securities until such time (see Note 3 of the quarterly financial statements). This analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, credit ratings, prepayments and other factors become available.

At June 30, 2008, the FHLBank owned $1.2 million, $2.6 million and $1.4 million of book value in private issue MBS/CMOs that were rated BBB, BB and B, respectively, by the Nationally Recognized Statistical Rating Organizations (NRSROs). These $5.2 million of securities were downgraded because the credit support for these securities is being provided by a monoline mortgage insurance company which had its credit rating lowered to B during the first six months of 2008. The private issue MBS/CMOs in question, however, are still performing. The FHLBank expects to collect all amounts due according to the contractual terms of the securities and has the ability to hold the securities until such time.

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 2.05 percent for the second quarter of 2008 and 5.15 percent for the second quarter of 2007. For the six months ended June 30, 2008 and 2007 the annualized rate paid on interest-bearing deposits was 2.64 percent and 5.15 percent, respectively. The average rate paid on deposits changed in tandem with changing short-term interest rates during and between those periods. Most deposits are demand or overnight deposits, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.

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

During the first six months of 2008, the FHLBank’s total consolidated obligation balances increased as funding needs for advances increased. While outstanding consolidated obligations increased 11.4 percent from December 31, 2007 to June 30, 2008 (see Table 12), the mix between discount notes and bonds changed over the period. Discount notes increased by $9.8 billion and bonds decreased by $4.0 billion from December 31, 2007 to June 30, 2008. The reason for the change in the funding mix was that the cost relative to one- or three-month LIBOR of consolidated obligation bonds hedged with an interest rate swap was higher than the cost of discount notes with similar terms (refer to previous comments in this Item 2 on the cost of FHLBank discount notes during the recent credit crisis in the financial markets). The average annualized effective rate paid on consolidated obligations was 2.74 percent for the three months ended June 30, 2008 and 5.15 percent for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, the average effective rates paid on consolidated obligations were 3.32 percent and 5.16 percent, respectively. The average effective rate paid on consolidated obligations decreased in response to decreasing market interest rates and decreased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, during 2007 and the first half of 2008, the FHLBank’s strategy has been to acquire adjustable rate MBS/CMOs with embedded caps rather than fixed rate MBS/CMOs. At the same time the FHLBank also began purchasing interest rate caps as economic hedges to mitigate a portion of the cap risk embedded in the adjustable rate MBS/CMOs. As previously discussed, the net interest spread on the adjustable rate MBS/CMOs, adjusted for the cost of economic interest rate cap hedges, increased significantly during the second quarter of 2008 compared to the second quarter of 2007. Management expects that the relative value of the consolidated obligations used to fund its MBS/CMO portfolio may lessen somewhat during the fourth quarter of 2008 or early in 2009 as the recent capital market turmoil may begin to diminish. However, the large amount of second quarter Agency MBS/CMO purchases at historically wide spreads to market rates should help to offset this in the Statements of Income. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information on the effect of interest rates on the three-and six-month periods ended June 30, 2008.

Derivatives – All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as both the interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 34 through 37 for detailed information regarding the notional amounts and estimated fair values (excluding accrued interest) of derivative instruments.

The notional amount of total derivatives outstanding decreased from $36.7 billion at December 31, 2007 to $35.4 billion at June 30, 2008. Decreases occurred in interest rate swaps executed to hedge consolidated obligations (from $22.8 billion at December 31, 2007 to $18.3 billion at June 30, 2008), which were partially offset by an increase in interest rate swaps/caps/floors executed to hedge advances from $8.9 billion at December 31, 2007 to $9.8 billion at June 30, 2008) and an increase in interest rate swaps/caps/floors executed to hedge investments (from $4.3 billion at December 31, 2007 to $6.7 billion at June 20, 2008). The decrease in interest rate swaps executed to hedge consolidated obligations was the result of the change in funding mix resulting from more favorable funding cost of consolidated obligation discount notes relative to swapped debt. Also, as reflected in Tables 34 and 36, interest rate swaps hedging consolidated obligation bonds with the more complex structures (fixed rate callable step-up or step-down and complex fixed rate bonds) decreased from $9.9 billion at December 31, 2007 to $5.7 billion at June 30, 2008 while other less-complex structures (fixed rate non-callable bonds, fixed rate callable bonds, etc.) decreased slightly from $12.9 billion at December 31, 2007 to $12.6 billion at June 30, 2008. The decrease in the complex structures, which usually represent the most favorable funding levels, is the result of both increased competition from other GSEs for issuance of these structures and a decrease in the market demand for these more complex structures.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 24 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at June 30, 2008 and December 31, 2007 are as follows (in thousands):

Table 24

	June 30, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances:
Fair value	$9,766,614	$(187,373)	$8,929,677	$(200,918)

Investments:
Economic	6,679,429	5,533	4,283,614	1,900

Mortgage loans:
Fixed rate mortgage purchase commitments	40,011	28	21,007	57

Consolidated obligation bonds:
Fair value	18,277,236	33,219	22,794,396	68,896
Economic	450,000	220	450,000	346
Subtotal	18,727,236	33,439	23,244,396	69,242

Intermediary:
Economic	192,532	101	173,550	104

Total	$35,405,822	$(148,272)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(148,272)		$(129,615)
Net accrued interest receivable on derivatives		79,713		127,545
Fair value of cash collateral delivered to counterparty		33,288		30,938
Fair value of cash collateral received from counterparty		(43,960)		(59,640)
Net Derivative Fair Value		$(79,231)		$(30,772)

Net derivative assets balance		$58,349		$77,611
Net derivative liabilities balance		(137,580)		(108,383)
Net Derivative Fair Value		$(79,231)		$(30,772)

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

In mid-July 2008, the capital markets reacted negatively to growing concern and speculation as to whether Fannie Mae and Freddie Mac had or could raise sufficient capital to cover potential losses related to mortgage loans that these two GSEs either owned or guaranteed. As a result, the stock prices of both fell significantly and their ability to issue debt was hindered. This market unrest also affected the FHLBank’s debt issuance, which is grouped in the same general asset class as Fannie Mae and Freddie Mac (agency/GSE debentures). As a result, the cost of the FHLBank intermediate and long-term debt increased during the second half of July 2008 as there was some reluctance by investors to purchase anything other than very short-term maturities. The passage of a GSE reform bill in late July 2008 (see “Recent Developments – Changes to Regulation of GSEs” in this Item 2 for additional information), which impacts the FHLBanks, Fannie Mae and Freddie Mac, appeared to alleviate some, but not all, of this market disruption.

Cash and short-term investments, including commercial paper, totaled $9.8 billion and $12.4 billion as of June 30, 2008 and December 31, 2007, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. The FHLBank also maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market. GSE investments totaled $1.7 billion and $0.8 billion in par value at June 30, 2008 and December 31, 2007, respectively. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and Risk Management Policy (RMP) requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least three-quarters of its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital increased by 9.9 percent from December 31, 2007 to June 30, 2008 (see Table 12). The majority of the increase in capital is attributable to the increase in advances (additional stock needed to support advances) and to a lesser extent the increase in earnings in the first six months of fiscal year 2008.

Table 25 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of June 30, 2008.

Table 25

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	3,283,854	14.1%
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	2,512,130	10.8
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,541,428	6.6
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,291,720	5.5
Total				8,629,132	37.0%

Table 26 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2007.

Table 26

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,991,419	14.1%
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	1,927,775	9.1
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,559,872	7.3
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,393,803	6.5
Total				7,872,869	37.0%

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Board’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of June 30, 2008 (see Note 10 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Board regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 4.37 percent and 6.00 percent for the quarters ended June 30, 2008 and 2007, respectively. Dividend rates paid by the FHLBank generally fluctuate along with short-term interest rates. The decrease in the average annualized rates is consistent with the decrease in average short-term interest rates for the second quarter of 2008 compared to the second quarter of 2007.

The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. The current dividend parity threshold is equal to the average effective overnight Federal funds rate minus 100 basis points.

FHLBank management anticipates that dividend rates on Class A Common Stock will be at least 50 to 75 basis points above the current dividend parity threshold for future dividend periods and that the differential between the two classes of stock will stay the same or increase slightly, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 27 presents dividends paid by type for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

Table 27

	For the Three-Month Periods Ended			For the Six-Month Periods Ended
Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
June 30, 2008[1,2]	$92	$20,383	$20,475	$175	$45,448	$45,623
June 30, 2007[1,2]	89	26,877	26,966	203	53,830	54,033

___________
[1] The cash dividends listed for 2008 and 2007 represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
[2] For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2008, but this may change depending on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank’s excess stock was 0.56 percent of total assets at June 30, 2008. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the enterprise risk management process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews the RMP on at least an annual basis. Various management committees, including the Market Risk Analysis Committee, the Credit Underwriting Committee and the Asset/Liability Committee, oversee the FHLBank’s risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

Credit Risk Management – Credit risk is defined as the risk that counterparties to the FHLBank’s transactions will not meet their contractual obligations. The FHLBank manages credit risk by following established policies, evaluating the creditworthiness of its counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is performed for all areas where the FHLBank is exposed to credit risk, whether that is through lending, investing or derivative activities. The FHLBank manages credit risk in its investment portfolios by purchasing long-term securities (maturities greater than one year) which carry the highest credit rating from the three NRSROs. The only deviation from the requirement is on purchases of securities of state housing finance agencies (HFA), where the FHLBank requires that the HFA securities must receive at least the second highest credit rating from the NRSROs. Short-term securities, with a maturity of less than one year, must have the highest short-term credit rating from all of the NRSROs and the issuer must have at least an investment grade (fourth highest or better) long-term credit rating. As a standard practice, the FHLBank reduces its credit line to a counterparty as the counterparty’s credit rating diminishes.

The FHLBank continuously evaluates individual securities for potential losses for both those at an unrealized loss position and for any other securities in which there is evidence of a potential decline. This evaluation considers numerous factors including the length of time and extent to which the fair value has been less than book value, if applicable; the impact of changes in credit ratings (i.e., rating agency downgrades); our intent and ability to hold the security until such time as all amounts due are collected; credit enhancement protection on MBS/CMO securities; and, in some situations, an analysis of cash flows based on a probability of default, a recovery factor and prepayment assumptions. We qualitatively consider all available information when assessing whether impairment is other-than-temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

At June 30, 2008, the FHLBank owned $1.2 million, $2.6 million and $1.4 million of book value in private issue MBS/CMOs that were rated BBB, BB and B, respectively, by the NRSROs. These $5.2 million of securities were downgraded because the credit support for these securities is being provided by a monoline mortgage insurance company which had its credit rating lowered to B during the first six months of 2008. Also as previously mentioned, during the first six months of 2008, the FHLBank experienced a significant decline in the estimated fair values of its held-to-maturity MBS/CMO portfolios, primarily in the private issue MBS/CMOs. For more detailed information see Item 2 “Financial Condition – Investments.” Management believes that this decrease in estimated fair value of the MBS/CMO portfolios is a temporary market condition resulting from the turmoil in the capital markets and not from changes in market interest rates or out of concern for credit losses on these specific bonds. Based on an analysis of these securities previously discussed, including the credit enhancement protection on these MBS/CMOs, the FHLBank expects to collect all amounts due according to the contractual terms of the individual securities and has the ability to hold the securities until such time (see Note 3 of the quarterly financial statements). This analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, credit ratings, prepayments and other factors become available.

The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $99.4 million and $137.3 million at June 30, 2008 and December 31, 2007, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held collateral from its derivative counterparties valued at $42.6 million and $62.2 million at June 30, 2008 and December 31, 2007, respectively. The FHLBank’s net credit exposure after collateral was approximately $56.7 million and $75.1 million at June 30, 2008 and December 31, 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of June 30, 2008 is indicated in Table 28 (in thousands):

Table 28

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$0	$89,372	$8,404	$1,605	$99,381
Collateral held	0	40,970	62	1,605	42,637
Net exposure after collateral	$0	$48,402	$8,342	$0	$56,744

Notional amount	$932,194	$25,485,308	$8,852,043	$136,277	$35,405,822
_______
[1]    Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007 is indicated in Table 29 (in thousands):

Table 29

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

Table 30 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of June 30, 2008:

Table 30

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Royal Bank of Scotland PLC	AA	14.3%	25.1%
Goldman Sachs Capital Markets	AA-	54.1	22.6
UBS AG	AA-	12.1	21.2
Merrill Lynch Capital Services, Inc.	A	8.5	14.7
Barclays Bank PLC	AA	5.8	10.2
All other counterparties		5.2	6.2

Table 31 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007:

Table 31

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

Liquidity Risk Management – Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by the RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Board regulations. The FHLBank maintained ready access to the capital markets during the first six months of 2008 at very favorable rates in spite of the liquidity/credit crisis in the financial markets. We experienced no liquidity issues and, in fact, the FHLBank System’s borrowing costs decreased relative to other AAA-rated investment alternatives. As reflected in Tables 4 and 6, the FHLBank’s net interest spreads improved during 2008. The current favorable borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) when capital market conditions stabilize and the flight to quality subsides. As mentioned previously, during the second half of July 2008 speculation and news reports about Fannie Mae and Freddie Mac created some disruption in the market because certain investors backed away from the agency/GSE debt sector. This began to have some effect on the issuance of FHLBank debt as well – causing costs to increase and generally limiting issuance at reasonable costs to short-term consolidated obligation discount notes. The passage of the GSE reform bill in late July 2008 appears to relieve some of this disruption, but issuance limitations have continued to arise due to less than optimal pricing levels available in the agency/GSE debt market. We cannot predict, however, when capital market conditions will stabilize, the general flight to quality will cease, or the agency/GSE debt market disruption will subside. For more detailed information on the FHLBank’s liquidity risk management, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended June 30, 2008.

Recently Issued Accounting Standards
Issuance of SFAS 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (herein referred to as “SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of the statement shall be reported as a change in accounting principle in accordance with SFAS 154, Accounting Changes and Error Corrections. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meanings of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

Recent Developments
Changes to Regulation of GSEs. On July 30, 2008, the Housing and Economic Recovery Act of 2008 (the “Recovery Act”) was enacted. The Recovery Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The FHLBank is currently reviewing the impact and effect of the Recovery Act on the FHLBank’s business and operations. Highlights of significant provisions of the Recovery Act that directly affect the FHLBank include the following:
▪
Creates a newly established federal agency regulator, the Federal Housing Finance Agency (the “Finance Agency”), that will become the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on the date of enactment of the Recovery Act. The Finance Board, the FHLBanks’ former regulator, will be abolished one year after the date of enactment of the Recovery Act. Finance Board regulations, policies, and directives immediately transfer to the new Finance Agency and during the one year transition, the Finance Board will be responsible for winding up its affairs. The FHLBank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board.

▪
Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion. There were no such purchases by the U.S. Treasury of obligations issued by the FHLBanks under the existing authority during the six-month period ended June 30, 2008 and the FHLBank has no immediate plans to utilize the Treasury lines.

▪
The director of the Finance Agency (the “Director”) will be responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products.

▪	Provides the Director with broad conservatorship and receivership authority over the FHLBanks.
▪
Provides that the FHLBank’s Board of Directors shall be comprised of thirteen directors, or such other number as the Director determines appropriate, a majority of which shall be persons who are directors or officers of members, and a minimum of two-fifths of which shall be non-member, “independent” directors (nominated by the FHLBank’s Board of Directors in consultation with the “Advisory Council” of the FHLBank). Two of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules for the number of elective director seats by state remain, unless FHLBanks merge.

▪	Removes the maximum statutory annual limit on board of directors’ compensation.
▪
Allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If the FHLBank is under capitalized, the Director may also restrict executive compensation. Until December 31, 2009, the Director has additional authority to approve, disapprove or modify executive compensation.

▪	Requires the Director to issue regulations to facilitate the sharing of information among the FHLBanks to, among other things, assess their joint and several liability obligations.
▪	Provides the FHLBanks with expressed statutory exemptions from complying with certain provisions of the federal securities laws.
▪
Allows FHLBanks to voluntarily merge with the approval of the Director and their respective board of directors, and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for FHLBank member approval.

▪	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing.
▪	Allows FHLBank districts to be reduced to less than eight districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank.
▪	Provides FHLBank membership eligibility for “Community Development Financial Institutions.”
▪	Redefines “Community Financial Institutions” as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral.
▪	Provides that the FHLBank shall establish an office for diversity in management, employment and business activities.
▪	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.
▪
Increases the secondary market conforming loan limits for home mortgages eligible for purchase under the MPF Program and authorizes the Director to establish low- and very low-income housing goals for the program.

▪	Authorizes the FHLBank on behalf of one or more members to issue letters of credit to support tax-exempt bond issuances.
▪
Authorizes an FHLBank under its Affordable Housing Program to provide grants for the refinancing of home loans for families having an income at or below 80 percent of the applicable area median income. This authority expires two years after enactment of the Recovery Act.

Finance Board Approves the Allocation of Elective Directorships:  On May 14, 2008, the Finance Board allocated the elective directorships of the FHLBanks in accordance with the rules established by the Finance Board for the annual designation of elective directorships. For the FHLBank, the Finance Board decreased the number of elective directorships by one to a total of eight elective directorships.  The Finance Board’s determination was based on the combined number of shares required to be held by the members in each state in the FHLBank’s district.

Finance Board Approves Proposed Rule Authorizing Establishment of Set-Aside Programs for Refinancing Subprime Mortgage Loans: On April 16, 2008, the Finance Board issued for public comment a proposed rule to authorize the FHLBanks to establish Affordable Housing Program (AHP) homeownership set-aside programs for the purpose of refinancing or restructuring low- or moderate-income households’ nontraditional or subprime mortgage loans. The proposed rule would temporarily add authority for the FHLBanks to use AHP direct set-aside subsidies to refinance or restructure low- or moderate-income households’ subprime or nontraditional mortgages held by members of the FHLBanks or their affiliates. Under the proposed rule, the new authority would expire on June 30, 2011. The comment period for the proposed rule expired on June 16, 2008.

Finance Board Temporary Increase on the Purchase of Mortgage-Backed Securities: On March 24, 2008, the Finance Board authorized, pursuant to Resolution 2008-08, Temporary Authorization to Invest in Additional Agency Mortgage Securities, a temporary increase in the FHLBanks’ MBS investment authority from 300 percent of capital to 600 percent of capital. The FHLBank Topeka’s Board of Directors approved appropriate strategies to allow the FHLBank to acquire additional Agency MBS/CMOs on March 27, 2008, subject to a limit of 400 percent of total capital. The FHLBank submitted required information to the Finance Board on March 31, 2008 and began acquiring Agency MBS/CMOs under this expanded authority in April 2008 when it acquired $929.3 million of variable rate Agency MBS/CMOs. Because of difficulties in acquiring Agency MBS/CMOs with only mortgage loans originated after January 1, 2008, the FHLBank discussed with the Finance Board the acceptability of purchasing Agency MBS/CMOs with originations no earlier than October 1, 2007. Based on this discussion, purchases of Agency MBS/CMOs were made that included a very limited number of mortgage loans originated between October 1, 2007 and December 31, 2007. The FHLBank received assurance from the Finance Board that it would not take regulatory action related solely to the FHLBank’s purchases of Agency MBS/CMOs for mortgage loans originated between October 1, 2007 and December 31, 2007. Following some modifications to the composition of the securities, the FHLBank ultimately took delivery of $779.3 million of variable rate Agency MBS/CMOs that complied with the accommodation agreed to by the Finance Board.

There were no additional material changes to the previously disclosed legislation and regulatory developments during the quarter ended June 30, 2008.

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

The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 32.

Table 32

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
06/30/2008	1.5	2.4	3.3	3.3	1.1	2.4
03/31/2008	2.3	3.7	4.9	4.6	3.1	4.5
12/31/2007	1.9	2.3	3.0	1.7	-1.1	*
09/30/2007	4.2	4.0	2.8	0.6	-2.3	*
06/30/2007	5.0	4.6	3.7	1.1	-2.6	*
__________
* Constrained shocks are only applied in designated low-rate environments.

The DOE for June 30, 2008 of +3.3 in the base scenario is outside management’s typical operating range of ±2.5, but is within the Board of Directors’ approved limits of ±5.0. As previously mentioned, when comparing December 31, 2007 with June 30, 2008 the DOE in the base case and the down 200 basis point shock scenarios increased primarily because of a significant decline in the estimated fair values of our MBS/CMO portfolios, particularly our private issue MBS/CMOs. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Financial Condition – Investments” in Item 2 for more discussion on the decline in estimated fair value. This effect was partly offset by the asset/liability actions taken by management (primarily the issuance of both callable and non-callable fixed rate consolidated obligations). When comparing June 30, 2007 with June 30, 2008 the DOE in the base case and the up 200 basis point instantaneous shock scenarios decreased primarily because of the decline in interest rates over this period. The yield on the 10-year U.S. Treasury note decreased from 5.03 percent at June 30, 2007 to 3.97 percent at June 30, 2008. The 10-year rate was almost unchanged during the first six months of 2008, and thus the change in the FHLBank’s DOE over this period was dominated by the impact of the decrease in the FHLBank’s MVE, which in turn was a result of the decrease in the estimated market value of the FHLBank’s MBS/CMO portfolios. We believe that this is a temporary market condition resulting from the turmoil in the capital markets and does not indicate that the FHLBank’s true market risk position is as high as that indicated by the DOE in the base case as of June 30, 2008 or March 31, 2008.

Along with the decrease in interest rates and the shift to a more positively sloping yield curve during the past year, there has also been an increase in the volatility of interest rates, which tends to increase the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs. During the first six months of 2008, FHLBank management issued long-term, fixed rate callable and non-callable consolidated obligations and purchased out-of-the-money interest rate caps to help offset the extension in the duration of its assets and thus help ensure that DOE remains within the approved limits, especially in the up shock scenarios. The FHLBank’s current and past purchases of interest rate caps and floors tends to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs acquired. Convexity is the measure of the exponential change in prices for a given change in interest rates or more simply stated it measures the rate of change in duration as interest rates change. When something is negatively convex, it means that its price increases at an increasingly slower rate in a declining interest rate environment and decreases in price at an increasingly faster rate in a rising interest rate environment. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. The FHLBank seeks to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity which offsets some or all of the negative convexity risk in its assets. While current capital market conditions make it much more challenging to manage the FHLBank’s market risk position, we continue to take measured asset/liability actions to stay within established policy. That said, though, we presently have no intentions of selling any of our MBS/CMO securities at the current market prices, which we believe are unduly depressed by general mortgage market conditions and are not reflective of the overall quality of our MBS/CMO portfolios. The FHLBank’s DOE profile at June 30, 2008 shows that, all things being equal, its DOE will remain unchanged or decrease whether interest rates go up or down. This leads us to conclude that any extension in our DOE from its current level is more likely to be the result of other market events such as further price deterioration in the estimated fair values of our MBS/CMO portfolios than the result of an increase or decrease in interest rates. Management continues to closely monitor the FHLBank’s DOE and expects to take additional steps in the third quarter of 2008 to manage DOE, including additional issuance of both callable and non-callable fixed rate consolidated obligations. Any asset/liability actions, such as entering into derivatives or issuing additional callable and non-callable fixed rate consolidated obligations, will be targeted to reduce the FHLBank’s overall risk profile, but over time such actions are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 2.7 months and 1.4 months at June 30, 2008 and December 31, 2007, respectively. The increase in duration gap during the first six months of the year was the result of a decrease in the leverage ratio based on market values, which in turn was primarily driven by the previously-mentioned decrease in the estimated fair value of the FHLBank’s MBS/CMO portfolios.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. However, MVE should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank maintains a MVE within limits specified by the Board of Directors in the RMP, which stipulates that the ratio of market value of equity to book value of equity (MVE/BVE) be not less than 85 percent in the base scenario or 80 percent under a ±200 basis-point instantaneous shock in interest rates. Table 33 shows the MVE/BVE ratio for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. The decrease in this ratio in most scenarios from December 31, 2007 to June 30, 2008 is a function of: (1) the issuance of long-term, fixed rate consolidated obligations funding the fixed rate MBS and mortgage loan portfolios (decreases MVE/BVE in down shock scenarios, but assists in managing extension risk in up shock scenarios); (2) a decrease in the market value of MBS/CMOs and MPF loans as a result of credit concerns related to subprime and Alt-A mortgages (mortgage market disruptions); and (3) reduced consolidated obligation borrowing costs, which, while it is favorable for future business and spreads, results in unrealized losses on existing consolidated obligation debt. The FHLBank has minimal exposure to subprime and Alt-A mortgage loans in its MBS/CMO and MPF portfolios, but the prices of all mortgage assets are not immune to unfavorable price changes and are currently depressed.

As of the end of March, the FHLBank’s calculated market value of equity to book value of equity (MVE/BVE) ratio in an up 200 basis point parallel shock scenario fell below the FHLBank’s 80 percent threshold. The decline in the MVE/BVE ratio was caused by a significant deterioration in prices for MBS/CMOs in the FHLBank’s portfolio at the end of March 2008. The calculation of the MVE/BVE ratio is generally not available until late into the subsequent month which was after the time the FHLBank entered into commitments to purchase securities in early April 2008. Management had not anticipated such a decline in market prices for its MBS/CMO portfolio nor did it expect the decline in the MVB/BVE ratio that actually occurred. As of April 30, 2008, the FHLBank’s MVE/BVE ratio in an up 200 basis point parallel shock scenario had improved such that it was just outside the range established in the Risk Management Policy (79.7 percent). Based on the parameters incorporated in the strategy, and not believing the change in market conditions had fully alleviated the deficit in the MVE/BVE ratio in time to make purchases, management did not commit to purchase additional Agency MBS/CMOs in May 2008. However, as of the end of May the FHLBank’s MVE/BVE ratio in the base case had improved to 88 percent and to 85 percent in the up 200 bps parallel shock. As a result, the FHLBank began purchasing additional Agency MBS/CMOs under the expanded authority in June 2008 and purchased $943.4 million additional variable rate Agency MBS/CMOs during June 2008. As reflected in Table 33, the FHLBank’s MVE/BVE ratio improved in all scenarios except constrained during the second quarter of 2008 and it was in compliance with its RMP MVE/BVE limitations in all scenarios at June 30, 2008.

Unrealized losses on the FHLBank’s held-to-maturity MBS/CMO portfolios increased significantly in the first quarter of 2008 due to disruptions in the mortgage markets, which resulted in temporary illiquidity in portions of the MBS/CMO market and extraordinarily wide mortgage asset spreads relative to historical averages. Unrealized losses on the FHLBank’s held-to-maturity MBS/CMO portfolios increased in the second quarter of 2008 as well, but not anywhere close to the level experienced during the first quarter. The mortgage market disruptions have caused the FHLBank’s estimated fair values on its MBS/CMOs to fall below amortized cost on a large number of the FHLBank’s individual securities, particularly the private issue MBS/CMOs. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current credit market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs that we believe are temporary. As a result of our analysis of these securities, including consideration of the credit enhancement protection on these private issue MBS/CMOs, the FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. (see Note 3 of the quarterly financial statements). The FHLBank also has the ability and intent to hold these securities until such time as it can collect its investment.

Table 33 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.

Table 33

Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
06/30/2008	85	87	89	92	95	94
03/31/2008	78	80	83	87	92	96
12/31/2007	86	88	90	93	93	*
09/30/2007	85	89	92	94	93	*
06/30/2007	85	89	93	95	95	*
__________
* Constrained shocks are only applied in designated low-rate environments.

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68, can be applied. For hedging relationships that do not meet the established criteria for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses rolling regression analyses to assess the effectiveness of its long haul hedges. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements in the annual report on Form 10-K for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 34 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of June 30, 2008 (in thousands):

Table 34

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$95,000	$0	$95,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	3,137,526	0	0	3,137,526
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	20,436	0	0	20,436
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	45,000	0	0	45,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,468,652	0	0	6,468,652
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,658,429	0	0	1,658,429
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	4,721,000	0	4,721,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	40,011	40,011
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,845,000	0	0	3,845,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	1,458,100	0	0	1,458,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,773,000	0	0	3,773,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	3,430,000	0	0	3,430,000
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	1,880,000	0	0	1,880,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	3,786,600	0	0	3,786,600
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	182,532	10,000	0	192,532
TOTAL			$30,239,811	$5,126,000	$40,011	$35,405,822

Table 35 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of June 30, 2008 (in thousands):

Table 35

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$684	$0	$684
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(29,985)	0	0	(29,985)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	301	0	0	301
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	166	0	0	166
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(158,539)	0	0	(158,539)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(60,142)	0	0	(60,142)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	55,464	0	55,464
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	10,211	0	10,211
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	28	28
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	220	0	0	220
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(8,017)	0	0	(8,017)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	10,737	0	0	10,737
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	(14,965)	0	0	(14,965)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	75,218	0	0	75,218
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(21,477)	0	0	(21,477)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	85,007	0	0	85,007
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(93,284)	0	0	(93,284)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	101	0	0	101
TOTAL			$(214,659)	$66,359	$28	$(148,272)

Table 36 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2007 (in thousands):

Table 36

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$142,500	$0	$142,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,880,000	0	0	2,880,000
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	16,500	0	0	16,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,890,677	0	0	5,890,677
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	812,614	0	0	812,614
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	3,171,000	0	3,171,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	21,007	21,007
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,301,000	0	0	4,301,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,935,100	0	0	3,935,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	4,383,260	0	0	4,383,260
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	5,495,000	0	0	5,495,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,450,500	0	0	4,450,500
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	173,550	0	0	173,550
TOTAL			$33,017,737	$3,613,500	$21,007	$36,652,244

Table 37 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2007 (in thousands):

Table 37

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

Internal Control over Financial Reporting. There were no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008.

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

Federal Home Loan Bank of Topeka

Date: August 13, 2008	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: August 13, 2008	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer