Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Topeka
filed 2008-11-13
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 10, 2008
Class A Stock, par value $100	6,580,538
Class B Stock, par value $100	18,022,420

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

▪
Changes in domestic and foreign investor demand for consolidated obligations of the 12 FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities including new debt programs explicitly guaranteed by the U.S. government;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited

(In thousands, except par value)
	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$1,328,186	$1,724
Interest-bearing deposits	83	10
Federal funds sold	6,484,000	5,150,000
Trading securities (Note 2)	2,421,652	1,654,043
Held-to-maturity securities[1] (Note 4)	13,473,539	13,711,398
Advances (Note 5)	37,443,260	32,057,139
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $852 and $844 (Note 6)	2,773,079	2,352,301
Accrued interest receivable	153,257	197,016
Premises, software and equipment, net	16,851	17,953
Derivative assets (Note 7)	27,011	77,611
Other assets	71,597	85,377

TOTAL ASSETS	$64,192,515	$55,304,572

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$326,758	$122,364
Overnight	1,179,600	1,210,500
Term	27,215	1,250
Non-interest-bearing:
Demand	171	10
Other	7,242	6,692
Total deposits	1,540,986	1,340,816

Consolidated obligations, net (Note 8):
Discount notes	29,286,423	19,896,098
Bonds	30,098,647	31,213,358
Total consolidated obligations, net	59,385,070	51,109,456

Mandatorily redeemable capital stock (Note 11)	35,266	36,147
Accrued interest payable	268,298	321,276
Affordable Housing Program (Note 9)	39,285	41,357
Payable to Resolution Funding Corp. (REFCORP) (Note 10)	5,159	11,067
Derivative liabilities (Note 7)	275,349	108,383
Other liabilities	46,255	38,216

TOTAL LIABILITIES	61,595,668	53,006,718

Commitments and contingencies (Note 14)

Capital (Note 11):
Capital stock outstanding – putable:
Class A ($100 par value; 5,478 and 6,042 shares issued and outstanding)	547,840	604,190
Class B ($100 par value; 18,191 and 14,870 shares issued and outstanding)	1,819,100	1,486,997
Total capital stock	2,366,940	2,091,187
Retained earnings	231,843	208,763
Accumulated other comprehensive income:
Net unrealized loss relating to hedging activities	(6)	(21)
Defined benefit pension plan – prior service cost	22	41
Defined benefit pension plan – net loss	(1,952)	(2,116)

TOTAL CAPITAL	2,596,847	2,297,854

TOTAL LIABILITIES AND CAPITAL	$64,192,515	$55,304,572
________
1    Fair value: $13,134,209 and $13,636,411 at September 30, 2008 and December 31, 2007, respectively.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited

(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007 (as adjusted)	2008	2007 (as adjusted)
INTEREST INCOME:
Interest-bearing deposits	$108	$1,335	$622	$3,220
Federal funds sold	16,834	86,029	69,349	276,325
Trading securities	26,977	9,268	79,970	26,306
Available-for-sale securities	96	388	96	1,633
Held-to-maturity securities	131,671	183,333	408,760	510,856
Advances	257,136	406,404	815,437	1,116,901
Prepayment fees on terminated advances	479	70	1,240	526
Mortgage loans held for portfolio	34,793	30,470	95,901	91,442
Overnight loans to other Federal Home Loan Banks	16	36	48	84
Other	875	955	2,645	2,906
Total interest income	468,985	718,288	1,474,068	2,030,199

INTEREST EXPENSE:
Deposits	4,798	11,740	21,521	36,843
Consolidated obligations:
Discount notes	154,200	206,957	487,742	545,200
Bonds	229,113	438,064	749,625	1,275,401
Overnight loans from other Federal Home Loan Banks	73	41	168	146
Securities sold under agreements to repurchase	954	0	954	0
Mandatorily redeemable capital stock (Note 11)	151	504	544	1,714
Other	340	373	1,058	1,225
Total interest expense	389,629	657,679	1,261,612	1,860,529

NET INTEREST INCOME	79,356	60,609	212,456	169,670
Provision for (reversal of) credit losses on mortgage loans	66	37	139	(9)
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION/REVERSAL	79,290	60,572	212,317	169,679

OTHER INCOME (LOSS):
Service fees	1,319	1,011	3,991	3,096
Net gain (loss) on trading securities (Note 2)	(15,859)	14,205	(64,620)	6,641
Net realized gain (loss) on sale of available-for-sale securities (Note 3)	0	(2,254)	0	(2,254)
Net realized gain (loss) on sale or call of held-to-maturity securities (Note 4)	0	0	(10)	(962)
Net gain (loss) on derivatives and hedging activities (Note 7)	(28,200)	(9,837)	306	(2,648)
Other	720	358	1,507	961
Total other income (loss)	(42,020)	3,483	(58,826)	4,834

OTHER EXPENSES:
Compensation and benefits	5,491	4,510	16,585	14,594
Other operating	2,600	2,810	8,067	8,357
Finance Board/Finance Agency	412	382	1,234	1,218
Office of Finance	362	339	1,229	1,160
Other	305	248	2,093	2,006
Total other expenses	9,170	8,289	29,208	27,335

INCOME BEFORE ASSESSMENTS	28,100	55,766	124,283	147,178

Affordable Housing Program (Note 9)	2,309	4,603	10,201	12,189
REFCORP (Note 10)	5,159	10,233	22,817	26,998
Total assessments	7,468	14,836	33,018	39,187

NET INCOME	$20,632	$40,930	$91,265	$107,991

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$173,477	$(7,093)	$2,173,376
Proceeds from issuance of capital stock	55	5,492	13,601	1,360,103			1,365,595
Repurchase/redemption of capital stock			(362)	(36,233)			(36,233)
Comprehensive income:
Net income					107,991
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale (AFS) securities						2,183
Reclassification adjustment for (gain) loss relating to AFS securities included in net income						2,254
Reclassification adjustment for (gain) loss on hedging activities included in net income						80
Amortization of prior service cost on defined benefit pension plan						(19)
Net loss on defined benefit pension plan						201
Amortization of net loss on defined benefit pension plan						(331)
Total comprehensive income							112,359
Reclassification of shares to mandatorily redeemable capital stock	(835)	(83,556)	(11,965)	(1,196,511)			(1,280,067)
Net transfer of shares between Class A and Class B	1,599	159,923	(1,599)	(159,923)			0
Dividends on capital stock (Class A – 4.5%, Class B – 6.6%):
Cash payment					(287)		(287)
Stock issued			842	84,259	(84,259)		0
BALANCE – SEPTEMBER 30, 2007 (as adjusted)	6,142	$614,180	15,264	$1,526,366	$196,922	$(2,725)	$2,334,743
____________
1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2008 AND 2007 (continued) – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$208,763	$(2,096)	$2,297,854
Proceeds from issuance of capital stock	37	3,677	16,484	1,648,384			1,652,061
Repurchase/redemption of capital stock			(765)	(76,449)			(76,449)
Comprehensive income:
Net income					91,265
Other comprehensive income:
Reclassification adjustment for (gain) loss on hedging activities included in net income						15
Amortization of prior service cost on defined benefit pension plan						(19)
Amortization of net loss on defined benefit pension plan						164
Total comprehensive income							91,425
Reclassification of shares to mandatorily redeemable capital stock	(1,250)	(124,974)	(12,428)	(1,242,807)			(1,367,781)
Net transfer of shares between Class A and Class B	649	64,947	(649)	(64,947)			0
Dividends on capital stock (Class A – 2.2%, Class B – 5.1%):
Cash payment					(263)		(263)
Stock issued			679	67,922	(67,922)		0
BALANCE – SEPTEMBER 30, 2008	5,478	$547,840	18,191	$1,819,100	$231,843	$(1,936)	$2,596,847
____________
1    Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited

(In thousands)
	For the Nine Months Ended September 30,
	2008	2007 (as adjusted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$91,265	$107,991

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(146,795)	12,588
Concessions on consolidated obligation bonds	17,472	5,130
Premiums and discounts on investments, net	241	(4,203)
Premiums, discounts and commitment fees on advances	(21,140)	(39,630)
Discounts on Housing and Community Development advances	(4)	(5)
Premiums, discounts and deferred loan costs on mortgage loans, net	3,024	402
Fair value adjustments on hedged assets or liabilities	24,270	42,965
Other comprehensive income	160	(69)
Premises, software and equipment	2,722	2,656
Provision for (reversal of) credit losses on mortgage loans	139	(9)
Non-cash interest on mandatorily redeemable capital stock	541	1,705
Net realized (gain) loss on sale of available-for-sale securities	0	2,254
Net realized (gain) loss on sale or call of held-to-maturity securities	10	962
Net realized (gain) loss on disposal of premises, software and equipment	2	0
Other (gains) losses	(1)	(68)
Net (gain) loss on trading securities	64,620	(6,641)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(53,332)	(13,295)
(Increase) decrease in accrued interest receivable	43,857	(10,385)
(Increase) decrease in derivative asset – net accrued interest	62,555	(43,735)
(Increase) decrease in other assets	1,366	1,502
Increase (decrease) in accrued interest payable	(53,098)	49,390
(Increase) decrease in derivative liability – net accrued interest	(26,142)	(8,236)
Increase (decrease) in Affordable Housing Program liability	(2,072)	4,536
Increase (decrease) in REFCORP liability	(5,908)	1,324
Increase (decrease) in other liabilities	13,415	1,007
Total adjustments	(74,098)	145
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,167	108,136

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	30,767	(2,506)
Net (increase) decrease in Federal funds sold	(1,334,000)	1,821,500
Proceeds from maturities of and principal repayments on trading securities	93,789	81,160
Purchases of trading securities	(926,018)	(415,780)
Proceeds from sale of available-for-sale securities	193,730	102,377
Purchases of available-for-sale securities	(193,730)	0
Net (increase) decrease in short-term held-to-maturity securities	3,210,239	(1,141,203)
Proceeds from sale or call of long-term held-to-maturity securities	0	81,092
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	807,672	1,097,008
Purchases of long-term held-to-maturity securities	(3,775,303)	(1,058,524)
Principal collected on advances	467,445,821	371,446,009
Advances made	(472,819,191)	(375,898,289)
Principal collected on mortgage loans held for portfolio	242,482	217,311
Mortgage loans held for portfolio originated or purchased	(667,481)	(176,329)
Principal collected on other loans made	1,050	982
Purchases of premises, software and equipment	(1,625)	(1,556)
Proceeds from sale of premises and equipment	4	0
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,691,794)	(3,846,748)

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited

(In thousands)
	For the Nine Months Ended September 30,
	2008	2007 (as adjusted)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$200,524	$(165,680)
Net proceeds from sale of consolidated obligation:
Discount notes	911,748,404	584,693,027
Bonds	18,843,791	13,616,318
Payments for maturing and retired consolidated obligation:
Discount notes	(902,294,826)	(581,784,555)
Bonds	(19,812,359)	(12,656,824)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	125,656	0
Net interest payments received (paid) for financing derivatives	(11,247)	0
Proceeds from issuance of capital stock	1,652,061	1,365,595
Payments for repurchase/redemption of capital stock	(76,449)	(36,233)
Payments for repurchase of mandatorily redeemable capital stock	(1,369,203)	(1,287,218)
Cash dividends paid	(263)	(287)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,001,089	3,739,143
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,326,462	531
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,724	375
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,328,186	$906

Supplemental disclosures:
Interest paid	$1,434,998	$1,839,494

Affordable Housing Program payments	$12,566	$8,053

REFCORP payments	$28,725	$25,674

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
September 30, 2008

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

Change in Regulator: The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (Recovery Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board will be abolished one year after the date of enactment of the Recovery Act. During the one-year transition period, the Finance Board will be responsible for winding up its affairs.

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

Reclassifications: During the third quarter of 2008, on a retrospective basis, the FHLBank reclassified its investments in certificates of deposit and bank notes, previously reported as interest-bearing deposits, as held-to-maturity securities on the Statements of Condition and Statements of Income based on the definition of a security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (herein referred to as “SFAS 115”). These financial instruments have been classified as held-to-maturity securities based on the FHLBank’s history of holding them until maturity. This reclassification had no effect on total assets, net interest income or net income. Certain other amounts in the 2007 financial statements have been reclassified to conform to the 2008 presentations. Such reclassifications have no impact on net income or capital.

Adoption of SFAS 157: The FHLBank adopted SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”) on January 1, 2008. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the fair value and establishes valuation techniques used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
▪           Level 1 – quoted prices in active markets for identical assets or liabilities;
▪           Level 2 – directly or indirectly observable inputs other than quoted prices; and
▪           Level 3 – unobservable inputs.

SFAS 157 requires disclosures detailing: (1) the extent to which companies measure assets and liabilities at fair value; (2) the methods and assumptions used to measure fair value; and (3) the effect of fair value measurements on earnings, as applicable. Financial Accounting Standards Board (FASB) Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (herein referred to as “FSP FAS 157-2”) delays the application of SFAS 157 for certain nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. In accordance with FSP FAS 157-2, the FHLBank has only partially applied SFAS 157. The adoption of SFAS 157 did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Adoption of SFAS 159: The FHLBank adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (herein referred to as “SFAS 159”) on January 1, 2008. SFAS 159 permits the FHLBank to choose to measure eligible financial instruments and certain other items at fair value at specified elections dates. Adoption of this statement at its effective date had no material effect on the FHLBank’s financial condition, results of operations or cash flows. However, SFAS 159 amended SFAS No. 95, Statement of Cash Flows, SFAS No. 102, Statement of Cash Flows – Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, and SFAS 115, which did impact the FHLBank’s Statements of Cash Flows. The amendment requires cash flows resulting from trading securities activity to be categorized in the Statements of Cash Flows based on the nature and purpose for which the securities were acquired. Prior guidance required trading securities activity to be reflected net in the operating section of the Statements of Cash Flows regardless of the nature or purpose. The FHLBank has determined that because its trading securities held for the periods presented are not actively traded or held for resale, cash flows during the periods presented related to trading securities would be more appropriately presented in the investing section of the Statements of Cash Flows. Prior period amounts previously reported in the operating section of the Statements of Cash Flows for purchases of trading securities and proceeds from maturities of and principal repayments on trading securities have been moved to the investing section of the Statements of Cash Flows.

Adoption of FSP FIN 39-1: The FHLBank adopted FSP FIN 39-1, Amendment of FASB Interpretation No. 39 (herein referred to as “FSP FIN 39-1”) on January 1, 2008. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. The FHLBank has elected to implement FSP FIN 39-1 and change its accounting policy to offset fair value amounts recognized for cash collateral receivable and payable against the derivative instruments’ fair values. The adoption of this standard at its effective date did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows. However, the FHLBank is required to recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application to all financial statements presented. The prior period amounts reported on the Statements of Condition for interest-bearing deposits, derivative assets, total assets, deposits – interest-bearing other, derivative liabilities, total liabilities, total capital and total liabilities and capital have been revised to reflect the collateral netting process.

Issuance of FSP FAS 157-3: In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (herein referred to as “FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:
▪	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date;
▪
In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable; and

▪	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. While revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections (herein referred to as “SFAS 154”), the related disclosure provisions for this change in accounting estimate would not be required. The adoption of FSP FAS 157-3 did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.
Issuance of FSP FAS 133-1 and FIN 45-4: In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (herein referred to as “FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amended SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (herein referred to as “SFAS 133”) and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (herein referred to as “FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”). FSP FAS 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP FAS 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an FHLBank measures risk. The FHLBank does not currently enter into credit derivatives, but does have guarantees, including FHLBank joint and several liability on consolidated obligations with the other 11 FHLBanks and letters of credit issued on behalf of our members. FSP FAS 133-1 and FIN 45-4 is effective for periods ending after November 15, 2008. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

Issuance of SFAS 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (herein referred to as “SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of the statement shall be reported as a change in accounting principle in accordance with SFAS 154. SFAS 162 is effective November 15, 2008. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

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

The impact of the change in amortization/accretion method for the three-month period ended September 30, 2007 on the Statement of Income is summarized in the following table (in thousands):

	Three-month period ended
	September 30, 2007 As Originally Reported	September 30, 2007 As Adjusted	September 30, 2007 Impact of Change
INTEREST INCOME
Mortgage loans held for portfolio	$30,330	$30,470	$140
INCOME BEFORE ASSESSMENTS	55,626	55,766	140
Affordable Housing Program	4,592	4,603	11
REFCORP	10,207	10,233	26
NET INCOME	$40,827	$40,930	$103

The impact of the change in amortization/accretion method for the nine-month period ended September 30, 2007 on the Statement of Income is summarized in the following table (in thousands):

	Nine-month period ended
	September 30, 2007 As Originally Reported	September 30, 2007 As Adjusted	September 30, 2007 Impact of Change
INTEREST INCOME
Mortgage loans held for portfolio	$91,126	$91,442	$316
INCOME BEFORE ASSESSMENTS	146,862	147,178	316
Affordable Housing Program	12,163	12,189	26
REFCORP	26,940	26,998	58
NET INCOME	$107,759	$107,991	$232

The impact of the change in amortization/accretion method on the September 30, 2007 Statement of Cash Flows is summarized in the following table (in thousands):

	Nine-month period ended
	September 30, 2007 As Originally Reported[1]	September 30, 2007 As Adjusted	September 30, 2007 Impact of Change
Net income	$107,759	$107,991	$232
Premiums, discounts and deferred loan costs on mortgage loans, net	718	402	(316)
Increase (decrease) in Affordable Housing Program liability	4,510	4,536	26
Increase (decrease) in REFCORP liability	1,266	1,324	58
Total adjustments	377	145	(232)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$108,136	$108,136	$0

1   Originally reported prior period amounts have already been adjusted for any reclassifications.

NOTE 2 – TRADING SECURITIES

Major Security Types: Trading securities as of September 30, 2008 and December 31, 2007 are summarized in the following table (in thousands):

	Estimated Fair Values
	September 30, 2008	December 31, 2007
FHLBank obligations[1]	$305,135	$213,046
Fannie Mae[2] obligations	371,912	110,457
Freddie Mac[2] obligations	1,038,110	520,252
Subtotal	1,715,157	843,755
Mortgage-backed securities:
Fannie Mae[2]	419,216	477,692
Freddie Mac[2]	285,169	330,044
Ginnie Mae[3]	2,110	2,552
Mortgage-backed securities	706,495	810,288
TOTAL	$2,421,652	$1,654,043

1    See Note 16 for transactions with other FHLBanks.
2   Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government-sponsored enterprises (GSE). Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3    Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of September 30, 2008 and December 31, 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2008	December 31, 2007
Due in one year or less	$100,063	$99,781
Due after one year through five years	427,987	371,976
Due after five years through 10 years	1,187,107	371,998
Due after 10 years	0	0
Subtotal	1,715,157	843,755
Mortgage-backed securities	706,495	810,288
TOTAL	$2,421,652	$1,654,043

For securities held as of September 30, 2008, the net gain (loss) on trading securities during the three-month periods ended September 30, 2008 and 2007 included an unrealized net gain (loss) of $(15,859,000) and $14,220,000, respectively. For securities held as of September 30, 2008, the net gain (loss) on trading securities during the nine-month periods ended September 30, 2008 and 2007 included an unrealized net gain (loss) of $(64,620,000) and $6,905,000, respectively.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

Gains and Losses: As described in Note 14, during the three-month period ended September 30, 2008, the FHLBank was required to purchase several state housing finance agency (HFA) bonds under standby bond purchase agreements (SBPA). In accordance with the SBPAs, the FHLBank purchased and resold the bonds at par value; therefore, no gains (losses) were recorded in other comprehensive income on the purchase and subsequent sale of these bonds. During the three- and nine-month periods ended September 30, 2007, the FHLBank realized net losses on the sale of securities that were unrelated to HFA bonds purchased under the SBPAs. These net losses are included in other income. Following are details of the 2008 and 2007 sales (in thousands):

	Three- and Nine-month periods ended September 30, 2008	Three- and Nine-month periods ended September 30, 2007

Total proceeds	$193,730	$102,377

Gross gains	$0	$0
Gross losses	0	(2,254)
NET GAIN (LOSS)	$0	$(2,254)

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of September 30, 2008 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Certificates of deposit	$3,380,000	$0	$0	$3,380,000
Commercial paper	673,070	0	0	673,070
State or local housing agency obligations	160,149	1,845	4	161,990
Subtotal	4,213,219	1,845	4	4,215,060
Mortgage-backed securities:
Fannie Mae[1]	3,170,222	2,413	77,226	3,095,409
Freddie Mac[1]	3,359,934	4,685	82,210	3,282,409
Ginnie Mae[2]	38,958	519	76	39,401
Other – non-government[3]	2,691,206	100	189,376	2,501,930
Mortgage-backed securities	9,260,320	7,717	348,888	8,919,149
TOTAL	$13,473,539	$9,562	$348,892	$13,134,209

Held-to-maturity securities as of December 31, 2007 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Certificates of deposit	$6,122,007	$0	$0	$6,122,007
Commercial paper	1,143,067	0	0	1,143,067
State or local housing agency obligations	191,170	1,646	112	192,704
Subtotal	7,456,244	1,646	112	7,457,778
Mortgage-backed securities:
Fannie Mae[1]	1,579,409	2,671	19,527	1,562,553
Freddie Mac[1]	1,638,400	6,112	16,966	1,627,546
Ginnie Mae[2]	44,033	735	3	44,765
Other – non-government[3]	2,993,312	2,448	51,991	2,943,769
Mortgage-backed securities	6,255,154	11,966	88,487	6,178,633
TOTAL	$13,711,398	$13,612	$88,599	$13,636,411
_______
1    Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2    Ginnie Mae securities are guaranteed by the U.S. government.
3    Primarily consists of private issue residential mortgage-backed securities.

The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $12,354,000 and $12,716,000 as of September 30, 2008 and December 31, 2007, respectively.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of September 30, 2008 and December 31, 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2008		December 31, 2007
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Due in one year or less	$4,053,070	$4,053,070	$7,265,074	$7,265,074
Due after one year through five years	10,120	10,517	10,305	10,840
Due after five years through 10 years	1,820	1,843	2,600	2,620
Due after 10 years	148,209	149,630	178,265	179,244
Subtotal	4,213,219	4,215,060	7,456,244	7,457,778
Mortgage-backed securities	9,260,320	8,919,149	6,255,154	6,178,633
TOTAL	$13,473,539	$13,134,209	$13,711,398	$13,636,411

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$3,711,954	$7,359,679
Variable rate	501,265	96,565
Subtotal	4,213,219	7,456,244

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	981	1,269
Variable rate	11,136	17,119
Collateralized mortgage obligations:
Fixed rate	2,864,429	3,179,470
Variable rate	6,383,774	3,057,296
Subtotal	9,260,320	6,255,154
TOTAL	$13,473,539	$13,711,398

Gains and Losses: There were no sales or calls of long-term securities during the three- or nine-month periods ended September 30, 2008. Net gains (losses) were realized on the sale or call of long-term securities during the three- and nine-month periods ended September 30, 2007 and are included in other income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Following are details of the 2007 sales (in thousands):

	Three-month period ended September 30, 2007	Nine-month period ended September 30, 2007

Total proceeds	$5	$81,092

Gross gains	$0	$378
Gross losses	0	(1,340)
NET LOSS	$0	$(962)

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of September 30, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses
State or local housing agency obligations	$500	$1	$1,367	$3	$1,867	$4
Subtotal	500	1	1,367	3	1,867	4
Mortgage-backed securities:
Fannie Mae[1]	2,120,536	45,812	797,895	31,414	2,918,431	77,226
Freddie Mac[1]	2,127,222	48,565	844,885	33,645	2,972,107	82,210
Ginnie Mae[2]	8,929	76	0	0	8,929	76
Other – non-government[3]	1,320,191	67,638	1,170,092	121,738	2,490,283	189,376
Mortgage-backed securities	5,576,878	162,091	2,812,872	186,797	8,389,750	348,888
TOTAL TEMPORARILY IMPAIRED SECURITIES	$5,577,378	$162,092	$2,814,239	$186,800	$8,391,617	$348,892

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
_______
1    Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2    Ginnie Mae securities are guaranteed by the U.S. government.
3    Primarily consists of private issue residential mortgage-backed securities.

The FHLBank continuously evaluates individual securities for potential losses for both those at an unrealized loss position and for any other securities in which there is evidence of a potential decline. This evaluation considers numerous factors including the length of time and extent to which the fair value has been less than book value, if applicable; impact of change in credit ratings (i.e., rating agency downgrades); our intent and ability to hold the security until such time as all amounts due are collected; credit enhancement protection on MBS/CMO securities; and, in some situations, an analysis of cash flows based on a probability of default, a recovery factor and prepayment assumptions. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

Investments in unrealized loss positions have increased significantly in the first nine months of 2008 due to continued disruptions in the mortgage markets that have resulted in temporary illiquidity in portions of the MBS market and extraordinarily wide mortgage asset spreads relative to historical averages. These market disruptions have caused the FHLBank’s estimated fair values on its MBS to fall below amortized cost on a large number of the FHLBank’s individual MBS, particularly the private issue residential MBS included in the other category. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current credit market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS that we believe are temporary. As a result of our analysis of these securities including consideration of the credit enhancement protection on these MBS, the FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. The FHLBank concluded that, based on its analysis, the unrealized loss on each security in the above tables represents a temporary impairment and does not require adjustment to the carrying amount of any of the individual securities to reflect an other-than-temporary loss in the Statement of Income. Additionally, the FHLBank has the ability and the intent to hold such securities until recovery of the unrealized losses.

NOTE 5 – ADVANCES

Redemption Terms: As of September 30, 2008 and December 31, 2007, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.64 percent at both period ends as summarized in the following table (in thousands):

	September 30, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,887,486	2.73%	$16,252,321	4.70%
Due after one year through two years	3,249,959	4.58	2,867,691	4.79
Due after two years through three years	2,275,627	4.30	2,469,243	5.22
Due after three years through four years	1,065,896	4.36	1,068,415	4.92
Due after four years through five years	1,450,256	3.56	821,707	4.56
Due after five years	9,298,117	3.43	8,374,402	4.66
Total par value	37,227,341	3.24%	31,853,779	4.74%
Commitment fees	(76)		0
Discounts on HCD advances	(41)		(45)
Premiums on other advances	61		89
Discounts on other advances	(19,034)		(39,710)
SFAS 133 fair value adjustments	235,009		243,026
TOTAL	$37,443,260		$32,057,139

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2008 and December 31, 2007 include callable advances totaling $6,628,315,000 and $6,003,155,000, respectively. Of these callable advances, there were $6,558,947,000 and $5,984,368,000 of adjustable rate advances as of September 30, 2008 and December 31, 2007, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	September 30, 2008	December 31, 2007
Due in one year or less	$25,513,589	$21,237,585
Due after one year through two years	2,743,159	2,664,563
Due after two years through three years	1,885,675	2,341,743
Due after three years through four years	1,058,036	1,037,401
Due after four years through five years	1,316,081	700,765
Due after five years	4,710,801	3,871,722
TOTAL PAR VALUE	$37,227,341	$31,853,779

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to adjustable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of September 30, 2008 and December 31, 2007 included convertible advances totaling $5,758,947,000 and $4,843,833,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	September 30, 2008	December 31, 2007
Due in one year or less	$23,840,293	$20,290,004
Due after one year through two years	3,309,419	2,808,991
Due after two years through three years	1,910,991	1,954,002
Due after three years through four years	689,096	573,190
Due after four years through five years	1,299,281	391,907
Due after five years	6,178,261	5,835,685
TOTAL PAR VALUE	$37,227,341	$31,853,779

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percentage	Amount	Percentage
Par amount of advances:
Fixed rate	$26,727,057	71.8%	$18,481,206	58.0%
Adjustable rate	10,500,284	28.2	13,372,573	42.0
TOTAL PAR VALUE	$37,227,341	100.0%	$31,853,779	100.0%

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

The following table presents information as of September 30, 2008 and December 31, 2007 on mortgage loans held for portfolio (in thousands):

	September 30, 2008	December 31, 2007
Real Estate:
Fixed rate, medium-term[1], single-family mortgages	$791,654	$749,689
Fixed rate, long-term, single-family mortgages	1,978,475	1,597,571
Total par value	2,770,129	2,347,260
Premiums	16,221	16,847
Discounts	(11,685)	(10,836)
Deferred loan costs, net	334	198
SFAS 133 fair value adjustments	(1,068)	(324)
Total before Allowance for Credit Losses on Mortgage Loans	2,773,931	2,353,145
Allowance for Credit Losses on Mortgage Loans	(852)	(844)
MORTGAGE LOANS, NET	$2,773,079	$2,352,301
________
1    Medium-term defined as a term of 15 years or less.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $614,000 and $535,000 for the three-month periods ended September 30, 2008 and 2007, respectively. During the nine-month periods ended September 30, 2008 and 2007, credit enhancement fees paid by the FHLBank to participating members totaled $1,809,000 and $1,749,000, respectively.

The allowance for credit losses on mortgage loans for the three- and nine-month periods ended September 30, 2008 and 2007 was as follows (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance, beginning of period	$839	$852	$844	$854
Provision for (reversal of) credit losses on mortgage loans	66	37	139	(9)
Charge-offs	(53)	(44)	(131)	0
Balance, end of period	$852	$845	$852	$845

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its risk management policy. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements.

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

At September 30, 2008 and December 31, 2007, the FHLBank’s maximum credit risk, as defined above, was approximately $45,894,000 and $137,251,000, respectively. These totals include $15,660,000 and $78,216,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $59,873,000 and $59,640,000 as collateral as of September 30, 2008 and December 31, 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $18,642,000 and $67,687,000 as of September 30, 2008 and December 31, 2007, respectively. The counterparty was different each year. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard and Poor’s) as of September 30, 2008 is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$0	$32,189	$11,831	$1,874	$45,894
Cash collateral held	0	8,293	10,590	0	18,883
Net positive exposure after cash collateral	0	23,896	1,241	1,874	27,011
Other collateral	0	0	0	1,874	1,874
Net exposure after collateral	$0	$23,896	$1,241	$0	$25,137

Notional amount	$730,194	$32,922,632	$3,002,428	$192,332	$36,847,586

Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard and Poor’s) as of December 31, 2007 is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$4,095	$116,989	$13,630	$2,537	$137,251
Cash collateral held	0	52,705	6,935	0	59,640
Net positive exposure after cash collateral	4,095	64,284	6,695	2,537	77,611
Other collateral	0	0	0	2,537	2,537
Net exposure after collateral	$4,095	$64,284	$6,695	$0	$75,074

Notional amount	$748,194	$26,584,251	$9,212,017	$107,782	$36,652,244
_______
1    Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

On September 15, 2008, Lehman Brothers Holding, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Holding, Inc. is guarantor of Lehman Brothers Special Financing (LESF) with which the FHLBank had derivative transactions. Consequently, the FHLBank terminated and replaced the derivative instruments outstanding with LESF on September 19, 2008. The FHLBank concluded that the new derivatives would be highly effective both at inception and on an ongoing basis. The FHLBank terminated and replaced 248 derivative instruments with total notional and fair value (excluding accrued interest) amounts of $6,179,618,000 and $(48,933,000), respectively, on September 19, 2008. The net realized gain (loss) on the derivative terminations was $718,000 and was recorded in net gain (loss) on derivative and hedging activities on the Statement of Income. An additional five derivative instruments with total notional and fair value (excluding accrued interest) amounts of $145,000,000 and $(1,189,000), respectively, were not replaced because they were to be called within one week of the termination date. Under the FHLBank’s International Swaps and Derivatives Association, Inc. (ISDA) agreement with LESF, the derivatives were settled on a net basis from the time that bankruptcy was declared through termination of the agreements. As of September 30, 2008, the FHLBank had a net liability of $12,215,000, which includes the final settlement amount due LESF net of any cash collateral delivered and accrued interest, recorded in other liabilities on the Statement of Condition.

Financial Statement Impact and Additional Financial Information: For the three- and nine-month periods ended September 30, 2008 and 2007, the FHLBank recorded a net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Gain (loss) related to fair value hedge ineffectiveness	$7,822	$(694)	$6,698	$(129)
Gain (loss) on economic hedges	(36,022)	(9,143)	(6,392)	(2,519)
Net gain (loss) on derivatives and hedging activities	$(28,200)	$(9,837)	$306	$(2,648)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Interest rate swaps
Fair value	$27,615,030	$(289,654)	$31,581,573	$(131,820)
Economic	2,683,595	(75,090)	1,436,164	(18,917)

Interest rate caps/floors
Fair value	95,000	227	142,500	(202)
Economic	6,344,000	85,801	3,471,000	21,267

Mortgage delivery commitments
Economic	109,961	(880)	21,007	57

TOTAL	$36,847,586	$(279,596)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(279,596)		$(129,615)
Net accrued interest receivable		91,131		127,545
Fair value of cash collateral delivered to counterparty		0		30,938
Fair value of cash collateral received from counterparty		(59,873)		(59,640)
NET DERIVATIVE FAIR VALUE		$(248,338)		(30,772)

Net derivative assets balance		$27,011		$77,611
Net derivative liabilities balance		(275,349)		(108,383)
NET DERIVATIVE FAIR VALUE		$(248,338)		$(30,772)

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Federal Home Loan Bank Act of 1932 (Bank Act) and applicable regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,545,886	3.15%	$6,498,100	4.31%
Due after one year through two years	6,730,524	3.56	4,399,568	4.64
Due after two years through three years	2,886,400	4.02	3,120,616	4.68
Due after three years through four years	1,359,720	4.60	2,143,820	5.00
Due after four years through five years	2,748,350	4.35	2,943,800	4.91
Due after five years	8,914,500	5.69	12,127,827	5.57
Total par value	30,185,380	4.25%	31,233,731	4.99%
Premiums	17,136		9,596
Discounts	(16,502)		(15,270)
SFAS 133 fair value adjustments	(87,367)		(14,699)
TOTAL	$30,098,647		$31,213,358

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2008 and December 31, 2007 includes callable bonds totaling $12,975,100,000 and $20,194,827,000, respectively. The FHLBank uses unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 2 and 4) and mortgage loans (Note 6). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2008 and December 31, 2007 (in thousands):

Year of Maturity or Next Call Date	September 30, 2008	December 31, 2007
Due in one year or less	$17,770,986	$23,060,927
Due after one year through two years	6,357,274	3,457,568
Due after two years through three years	1,741,400	1,643,616
Due after three years through four years	449,720	580,820
Due after four years through five years	1,503,000	498,800
Due after five years	2,363,000	1,992,000
TOTAL PAR VALUE	$30,185,380	$31,233,731

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Par value of consolidated obligation bonds:
Fixed rate	$21,829,625	$21,098,185
Variable rate	3,375,000	0
Range bonds	3,089,100	4,450,500
Step ups	1,840,000	5,280,000
Step downs	50,000	215,000
Zero coupon	1,655	190,046
TOTAL PAR VALUE	$30,185,380	$31,233,731

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates

September 30, 2008	$29,286,423	$29,380,510	2.21%

December 31, 2007	$19,896,098	$19,964,789	4.21%

NOTE 9 – AFFORDABLE HOUSING PROGRAM (AHP)

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues an AHP assessment monthly based on its regulatory income. Calculation of the REFCORP assessment is discussed in Note 10.

The following table details the change in the AHP liability for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Appropriated and reserved AHP funds as of the beginning of the period	$41,002	$39,777	$41,357	$36,214
AHP set aside based on current period regulatory income	2,309	4,603	10,201	12,189
Direct grants disbursed	(4,136)	(3,713)	(12,566)	(8,053)
Recaptured funds[1]	110	83	293	400
Appropriated and reserved AHP funds as of the end of the period	$39,285	$40,750	$39,285	$40,750
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

NOTE 10 – RESOLUTION FUNDING CORPORATION (REFCORP)

Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 9. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock and net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.

The following table details the change in the REFCORP liability for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three-month period ended		Nine-month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
REFCORP obligation as of the beginning of the period	$11,761	$9,049	$11,067	$9,372
REFCORP assessments	5,159	10,233	22,817	26,998
REFCORP payments	(11,761)	(8,586)	(28,725)	(25,674)
REFCORP obligation as of the end of the period	$5,159	$10,696	$5,159	$10,696

NOTE 11 – CAPITAL

The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act and the Finance Agency’s capital structure regulation: risk-based capital, total capital-to-asset ratio and leverage capital ratio. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$647,911	$2,051,124	$665,889	$1,696,169
Total capital-to-asset ratio	4.0%	4.1%	4.0%	4.2%
Total capital	$2,567,701	$2,634,049	$2,212,183	$2,336,097
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$3,209,626	$3,659,611	$2,765,229	$3,184,181

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands).

	Three-month period ended		Nine-month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Mandatorily redeemable capital stock at beginning of period	$34,456	$41,615	$36,147	$46,232
Capital stock subject to mandatory redemption reclassified from equity	482,310	399,411	1,367,781	1,280,067
Redemption or repurchase of mandatorily redeemable capital stock	(481,649)	(400,742)	(1,369,203)	(1,287,218)
Stock dividend classified as mandatorily redeemable capital stock	149	502	541	1,705
Mandatorily redeemable capital stock at end of period	$35,266	$40,786	$35,266	$40,786

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Net periodic pension cost for the defined benefit portion of the FHLBank’s BEP was as follows for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands).

	Three-month period ended		Nine-month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Service cost	$66	$19	$198	$142
Interest cost	91	96	273	250
Amortization of unrecognized prior service cost	(6)	(6)	(19)	(19)
Amortization of unrecognized net loss	54	91	164	201
Net periodic postretirement benefit cost	$205	$200	$616	$574

NOTE 13 – ESTIMATED FAIR VALUES

The following estimated fair values have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of September 30, 2008 and December 31, 2007. Although the FHLBank uses its best judgment in estimating the fair values of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities. The estimated fair values of the FHLBank’s financial instruments are more fully discussed in Note 16 in the audited 2007 financial statements included in the FHLBank’s annual report on Form 10-K.

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

Advances: The estimated fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. At December 31, 2007, the discount rates used in these calculations were the replacement advance rates with similar terms and tenor for fixed rate advances and the current London Interbank Offered Rate (LIBOR) for all adjustable rate advances. At September 30, 2008, the discount rates used in the fixed rate advance calculations were the replacement advance rates with no distinction for volume discounts. The difference between methods used to estimate fair values is not significant.

Derivative Assets/Liabilities: The FHLBank bases the estimated fair values of derivatives on instruments with similar terms or available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives, such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk in derivative transactions because of the potential nonperformance by the derivative counterparties. To mitigate this risk, the FHLBank enters into master netting agreements for derivative agreements with highly-rated institutions. In addition, the FHLBank has entered into bilateral security agreements with all active derivative dealer counterparties. These agreements provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant to the overall fair value measurements of derivatives. The derivative fair values are netted by counterparty where such legal right exists and offset against fair value amounts recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of September 30, 2008 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$1,328,186	$0	$1,328,186

Interest-bearing deposits	83	0	83

Federal funds sold	6,484,000	0	6,484,000

Trading securities	2,421,652	0	2,421,652

Held-to-maturity securities	13,473,539	(339,330)	13,134,209

Advances	37,443,260	(19,742)	37,423,518

Mortgage loans held for portfolio, net of allowance	2,773,079	(26,633)	2,746,446

Accrued interest receivable	153,257	0	153,257

Derivative assets	27,011	0	27,011

Liabilities:
Deposits	1,540,986	9	1,540,977

Consolidated obligation discount notes	29,286,423	15,447	29,270,976

Consolidated obligation bonds	30,098,647	123,005	29,975,642

Mandatorily redeemable capital stock	35,266	0	35,266

Accrued interest payable	268,298	0	268,298

Derivative liabilities	275,349	0	275,349
Other Asset (Liability):
Standby letters of credit	(1,297)	0	(1,297)

Standby bond purchase agreements	(75)	2,330	2,255

The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at September 30, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Trading securities	$2,421,652	$0	$2,421,652	$0	$0

Derivative fair value	45,894	0	30,234	0	15,660
Cash collateral (received) delivered	(18,883)	0	0	0	(18,883)
Derivative assets	27,011	0	30,234	0	(3,223)

TOTAL ASSETS MEASURED AT FAIR VALUE	$2,448,663	$0	$2,451,886	$0	$(3,223)

Derivative fair value	$234,359	$0	$309,830	$0	$(75,471)
Cash collateral received (delivered)	40,990	0	0	0	40,990
Derivative liabilities	275,349	0	309,830	0	(34,481)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$275,349	$0	$309,830	$0	$(34,481)

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2007 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value

Assets:
Cash and due from banks	$1,724	$0	$1,724

Interest-bearing deposits	10	0	10

Federal funds sold	5,150,000	0	5,150,000

Trading securities	1,654,043	0	1,654,043

Held-to-maturity securities	13,711,398	(74,987)	13,636,411

Advances	32,057,139	35,059	32,092,198

Mortgage loans held for portfolio, net of allowance	2,352,301	(26,009)	2,326,292

Accrued interest receivable	197,016	0	197,016

Derivative assets	77,611	0	77,611

Liabilities:
Deposits	1,340,816	0	1,340,816

Consolidated obligation discount notes	19,896,098	(2,836)	19,898,934

Consolidated obligation bonds	31,213,358	(94,010)	31,307,368

Mandatorily redeemable capital stock	36,147	0	36,147

Accrued interest payable	321,276	0	321,276

Derivative liabilities	108,383	0	108,383
Other Asset (Liability):
Standby letters of credit	(1,193)	0	(1,193)

Standby credit facility	(376)	0	(376)

Standby bond purchase agreements	30	2,489	2,519

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As described in Note 8, as provided by the Bank Act and applicable regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. Although the FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), FHLBank Topeka is also jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,268,338,118,000 and $1,137,995,196,000 as of September 30, 2008 and December 31, 2007, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Recovery Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a weekly list of eligible advance collateral based upon the Lending Agreement. As of September 30, 2008, the FHLBank had provided the U.S. Treasury with a listing of potential advance collateral amounting to $18,027,616,000. The amount of collateral can be expanded or contracted (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of MBS issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established through the Federal Reserve Bank of New York for the benefit of the Treasury. As of September 30, 2008, no FHLBank has drawn on this available source of liquidity.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $2,000,000,000 as of September 30, 2008 and December 31, 2007, respectively. SCF commitments are for terms of one year. During the three-month period ended September 30, 2008, the SCF was drawn upon, but all draws were repaid prior to the end of the quarter. Subsequent to September 30, 2008, the FHLBank has had additional draws and repayment on the SCF. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2008, outstanding standby letters of credit totaled $2,626,401,000 and had original terms of one day to seven years with a final expiration in 2014. As of December 31, 2007, outstanding standby letters of credit totaled $2,543,265,000 and had original terms of seven days to seven years with a final expiration in 2011. Unearned fees, as well as the value of the guarantees related to standby letters of credit, are recorded in other liabilities and amounted to $1,297,000 and $1,193,000 as of September 30, 2008 and December 31, 2007, respectively. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $146,444,000 and $21,007,000 as of September 30, 2008 and December 31, 2007, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(880,000) and $57,000 as of September 30, 2008 and December 31, 2007, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,208,298,000 and $962,866,000 as of September 30, 2008 and December 31, 2007, respectively. The FHLBank was required to purchase $193,730,000 in bonds under these agreements during 2008. These bonds were classified as AFS securities. The FHLBank was not required to purchase any bonds under these agreements during 2007.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of September 30, 2008 and December 31, 2007, the FHLBank had delivered cash with a book value of $0 and $30,840,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of September 30, 2008 and December 31, 2007 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

September 30, 2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
U.S. Central Federal Credit Union	KS	$1,000	0.2%	$354,623	19.5%	$355,623	14.8%
MidFirst Bank	OK	2,238	0.4	311,660	17.1	313,898	13.1
Total		$3,238	0.6%	$666,283	36.6%	$669,521	27.9%

December 31, 2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$5,031	0.8%	$294,111	19.8%	$299,142	14.1%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2008 and December 31, 2007 are summarized in the following table (in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	September 30, 2008		December 31, 2007			September 30, 2008		December 31, 2007
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total		Outstanding Deposits	Percent of Total[1]	Outstanding Deposits	Percent of Total[1]
U.S. Central Federal Credit Union	$5,850,000	15.7%	$		%	$40	0.0%	$		%
MidFirst Bank	6,062,700	16.3	5,741,000	18.0		740	0.1	26,401	2.0
Total	$11,912,700	32.0%	$5,741,000	18.0%		$780	0.1%	$26,401	2.0%
_______
1    Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

Neither MidFirst Bank nor U.S. Central Federal Credit Union originated mortgage loans for or sold mortgages into the MPF program during the three- or nine-month periods ended September 30, 2008 and 2007.

Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of September 30, 2008 and December 31, 2007 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	September 30, 2008		December 31, 2007
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$209,340	0.6%	$171,875	0.5%

Deposits	$4,897	0.3%	$7,089	0.5%

Class A Common Stock	$6,833	1.2%	$6,771	1.0%
Class B Common Stock	9,564	0.5	7,937	0.5
Total Capital Stock	$16,397	0.7%	$14,708	0.7%

The following table presents summary information on mortgage loans funded or acquired during the three- and nine-month periods ended September 30, 2008 and 2007 for members that had an officer or director serving on the FHLBank’s board of directors at September 30, 2008 or 2007 (in thousands). Information is only included for the period in which an officer or director served on the FHLBank’s board of directors.

For the Three-month period ended				For the Nine-month period ended
September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$5,362	1.8%	$2,253	3.1%	$15,983	2.4%	$4,723	2.7%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands). All transactions occurred at market prices.

	Three-month period ended		Nine-month period ended
Business Activity	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Average overnight interbank loan balances to other FHLBanks[1]	$2,880	$2,783	$2,653	$2,147
Average overnight interbank loan balances from other FHLBanks[1]	15,750	3,402	10,150	3,784
Average deposit balance with FHLBank of Chicago for shared expense transactions[2]	62	0	26	0
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	10	28	20	27
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	289	240	806	719
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	0	0	106,320	0
Net premium (discount) on purchases of consolidated obligations issued on behalf of other FHLBanks[4]	0	0	6,900	0
______
1    Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowing from other FHLBanks are separately identified on the Statements of Income.
2    Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.
3    Fees are calculated monthly based on 5 basis points of outstanding loans funded since January 1, 2004 and are recorded in other expense.
4    Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 2. Interest income earned on these securities totaled $4,124,000 and $216,000 for the three-month periods ended September 30, 2008 and 2007, respectively. For the nine-month periods ended September 30, 2008 and 2007, interest income earned on these securities totaled $12,391,000 and $647,000, respectively.

NOTE 17 – SUBSEQUENT EVENT

On October 6, 2008, Lehman Brothers Financial Products (LEFP) filed a petition for protection from its creditors in the U.S. Bankruptcy Court. Consequently, the FHLBank terminated and replaced all derivative instruments outstanding with LEFP on October 15, 2008. The FHLBank concluded that the new derivatives would be highly effective both at inception and on an ongoing basis. The FHLBank terminated and replaced five derivative instruments with total notional and fair value (excluding accrued interest) amounts of $137,194,000 and $(4,910,000), respectively, on October 15, 2008. The net realized gain (loss) on the derivative terminations was $(1,122,000).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of September 30, 2008 and December 31, 2007 and results of operations for the three- and nine-month periods ended September 30, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2007.

Overview
The FHLBank Topeka is a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the “FHLBank System.” As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. Prior to July 30, 2008, the Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States Government, supervised and regulated the FHLBanks and the Office of Finance. The Finance Board ensured that the FHLBanks operated in a safe and sound manner, carried out their housing finance mission, remained adequately capitalized and were able to raise funds in the capital markets. Upon enactment of the Housing and Economic Recovery Act (the Recovery Act) of 2008 on July 30, 2008, the Federal Housing Finance Agency (Finance Agency) became the FHLBanks’ newly created regulator. The Finance Board will be abolished one year after the date of enactment. However, the Recovery Act provides that during that period, the Finance Board may take actions solely for the purpose of winding up the affairs of the Finance Board.

The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the Mortgage Partnership Finance® (MPF®) Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite the intensifying financial market disruptions that began in the third quarter of 2007 and significant fluctuations in total assets, liabilities and capital in recent quarters, the FHLBank has been able to: (1) achieve its liquidity, housing finance and community development missions by meeting member credit needs; and (2) pay market-rate dividends.

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

Table 1

Selected Financial Data (dollar amounts in thousands):

	09/30/2008	06/30/2008	03/31/2008	12/31/2007	09/30/2007

Statement of Condition (at period end)
Total assets	$64,192,515	$60,915,712	$54,130,059	$55,304,572	$56,632,113
Investments[1]	22,379,274	20,520,453	20,859,978	20,515,451	20,947,136
Advances	37,443,260	37,543,931	30,522,354	32,057,139	32,980,591
Mortgage loans held for portfolio, net	2,773,079	2,539,954	2,423,620	2,352,301	2,333,786
Deposits	1,540,986	886,632	1,709,705	1,340,816	912,226
Consolidated obligations, net[2]	59,385,070	56,955,483	49,668,086	51,109,456	52,748,882
Capital	2,596,847	2,525,346	2,207,497	2,297,854	2,334,743

Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	79,356	71,678	61,422	62,155	60,609
Provision for (reversal of) credit losses on mortgage loans	66	64	9	(16)	37
Other income (loss)	(42,020)	2,869	(19,675)	5,386	3,483
Other expenses	9,170	10,432	9,606	9,919	8,289
Income before assessments	28,100	64,051	32,132	57,638	55,766
Assessments	7,468	17,005	8,545	15,323	14,836
Net income	20,632	47,046	23,587	42,315	40,930

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash[3]	88	92	83	86	84
Dividends paid in stock[3]	22,474	20,383	25,065	30,388	30,429
Class A Stock dividend rate	1.75%	1.75%	2.75%	4.00%	4.55%
Class B Stock dividend rate	4.75%	4.75%	5.75%	6.25%	6.70%
Weighted average dividend rate[4]	4.40%	4.37%	5.25%	5.78%	6.19%
Dividend payout ratio	109.4%	43.52%	106.62%	72.02%	74.55%
Return on average equity	3.27%	8.08%	4.12%	7.07%	7.34%
Return on average assets	0.14%	0.34%	0.17%	0.30%	0.30%
Average equity to average assets	4.13%	4.16%	4.15%	4.18%	4.13%
Net interest margin[5]	0.52%	0.51%	0.45%	0.44%	0.45%
Total capital ratio at period end[6]	4.05%	4.15%	4.08%	4.15%	4.12%
Ratio of earnings to fixed charges[7]	1.07	1.18	1.06	1.09	1.08

[1] Investments also include interest-bearing deposits and Federal funds sold.
[2]   Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 8 to the quarterly financial statements for a description of the total consolidated obligations of all FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency, which govern the issuance of debt for all FHLBanks in the FHLBank System.

[3]   Dividends classified as interest expense on mandatorily redeemable capital stock and not included as dividends under GAAP were $151,000, $150,000, $243,000, $387,000 and $504,000 for the quarters ended September 30, 2008, June 30, 2008, March 31, 2008, December 31, 2007 and September 30, 2007, respectively.

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

Quarterly Overview
Total assets increased during the first nine months of 2008 by 16.1 percent to $64.2 billion at September 30, 2008 from $55.3 billion at December 31, 2007. Changes in the mix of assets for the nine-month period included a $5.4 billion increase in advances, a $1.3 billion increase in Federal funds sold, a $1.3 billion increase in cash deposits at the Federal Reserve and a $0.8 billion increase in trading securities. The large cash balance left at the Federal Reserve was the result of advances being repaid late in the day on September 30, 2008 combined with the fact that the overnight Federal funds interest rate declined to the point that the FHLBank was unwilling to accept the unsecured credit risk related to selling these funds. As a result, the FHLBank opted to leave this cash at the Federal Reserve instead of selling it into the overnight Federal funds market at a very low return. On the liability side of the balance sheet, discount notes, which are typically used to fund short-term advances and Federal funds sold, increased by $9.4 billion while longer term consolidated obligation bonds decreased by $1.1 billion. The FHLBank changed its mix of consolidated obligation discount notes and consolidated obligation bonds because of: (1) favorable interest costs on discount notes versus swapped bonds, and (2) disruptions in the financial market and the associated flight to quality causing a significant decrease in the demand for all types of term debt, including consolidated obligation bonds issued by the FHLBanks.

The FHLBank’s net income for the three-month period ended September 30, 2008 was $20.6 million compared to $40.9 million for the three-month period ended September 30, 2007. The decrease was primarily attributable to the following:
■           $18.7 million increase in net interest income (increase income);
■           $30.1 million decrease in net income related to net gain (loss) on trading securities (decrease income);
■           $18.4 million decrease in net income related to net gain (loss) on derivatives and hedging activities (decrease income);
■           $2.3 million increase in net income related to net realized gain (loss) on sale of available-for-sale securities (increase income); and
■           $7.4 million decrease in assessments (increase income).

Net income for the nine-month period ended September 30, 2008 was $91.3 million compared to $108.0 million for the nine-month period ended September 30, 2007. The increase was primarily attributable to the following:
■           $42.8 million increase in net interest income (increase income);
■           $71.3 million decrease in net income related to net gain (loss) on trading securities (decrease income);
■           $3.0 million increase in net income related to net gain (loss) on derivatives and hedging activities (increase income);
■           $3.2 million increase in net income related to net realized gain (loss) on sale of securities (increase income);
■           $2.0 million increase in compensation and benefits (decrease income); and
■           $6.2 million decrease in assessments (increase income).

The FHLBank’s net interest income for the third quarter of 2008 compared to the third quarter of 2007 was significantly higher due to a 7 basis point increase in the net interest margin (from 0.45 percent for the three-month period ended September 30, 2007 to 0.52 percent for the three-month period ended September 30, 2008). This considerable increase in net interest income was offset, however, by the negative impact of the change in net gain (loss) on trading securities and the negative impact of the change in net gain (loss) on derivatives and hedging activities. These two factors are the major reason for the significant decrease in net income for the third quarter of 2008 compared to the third quarter of 2007. For the first nine months of 2008 compared to the first nine months of 2007, net income was similarly influenced by the negative impact of the change in net gain (loss) on trading securities, which was mostly offset by a 5 basis point increase in the net interest margin (from 0.45 percent for the nine-month period ended September 30, 2007 to 0.50 percent for the nine-month period ended September 30, 2008). The decrease in net income related to net gain (loss) on trading securities for the three- and nine-month periods ending September 30, 2008, is the result of declines in the market values of the Agency debentures (all matched to interest rate swaps) and Agency mortgage-backed securities (MBS) included in the FHLBank’s trading portfolio during those periods. See “Financial Condition – Investments” in this Item 2 for a discussion of the decline in market values of the FHLBank’s investments.

Increases in the net interest margin from quarter to quarter and between the nine-month periods are a result of several events. The Federal funds effective interest rate averaged 5.09 percent for the third quarter of 2007 and has continued to decline through 2008 such that the effective interest rate for the third quarter of 2008 averaged 1.96 percent. A flight to quality during the last quarter of 2007 and all of 2008 has reduced the cost of FHLBank discount notes, which resulted in widened spreads for the FHLBank compared to 2007. Advance and money market investment spreads relative to our short-term cost of funds both widened during the three- and nine-month periods ended September 30, 2008 compared to the three- and nine-month periods ended September 30, 2007. In addition, the expanded authority to temporarily invest in Agency (collectively Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac)) MBS and collateralized mortgage obligations (CMO) above the 300 percent of capital level granted by the Finance Board’s Resolution 2008-08 and a widening of the spread between the Agency MBS/CMO purchases and the FHLBank’s cost of funds relative to historical averages has contributed to the increases in net interest income. See “Financial Condition – Investments” in this Item 2 for a discussion of the expanded Agency MBS/CMO authority granted by the Finance Board. We expect that, as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends” under this Item 2, the FHLBank’s net interest income, net interest margin and net interest spreads are likely to decrease during the remainder of 2008.

As evidenced by its relatively short duration of equity (DOE), a significant portion of the FHLBank’s equity capital is invested in assets with a short duration and thus earns the equivalent of a short-term money market rate. This part of equity continued to earn a short-term interest rate for the three- and nine-month periods ended September 30, 2008, but earned a lower rate than the three- and nine-month periods ended September 30, 2007 because of the significant decrease in short-term interest rates that occurred in the last half of 2007 and the first nine months of 2008. For the first nine months of 2008, DOE in the base case and the up 200 basis point shock scenarios decreased primarily because of a significant increase in short term advances, an increase in the issuance of longer term consolidated obligation bonds to replace called or matured bonds, and an increase in the required capital to support the advances. The DOE in the down 200 basis point shock scenario increased for the first nine months of 2008 primarily because overall prepayment rates and prepayment expectations on mortgage-related securities have declined significantly because of the disruptions in the credit markets. See “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3 for additional discussion on the FHLBank’s DOE.

The FHLBank’s return on equity (ROE) decreased to 3.27 percent for the third quarter of 2008 compared to 7.34 percent for the same period of 2007. This decrease was primarily due to the decrease in interest rates (average overnight Federal funds rate was 5.09 percent in 2007 and 1.96 percent in 2008 resulting in a lower return on invested capital), the change in net gain (loss) on trading securities and the change in net gain (loss) on derivatives and hedging activities, which more than offset the 7 basis point increase in the net interest margin discussed previously. The FHLBank’s ROE decreased to 5.11 percent for the first nine months of 2008 compared to 6.87 percent for the first nine months of 2007. This decrease is primarily due to the decrease in interest rates (average overnight Federal funds rate was 5.20 percent in 2007 and 2.40 percent in 2008 resulting in a lower return on invested capital) and the change in net gain (loss) on trading securities, which more than offset the 5 basis point increase in the net interest margin discussed previously.

Dividends paid for the third quarter of 2008 were 1.75 percent and 4.75 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was a decrease over dividends paid for the third quarter of 2007 of 4.55 percent and 6.70 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The decrease in dividend rates generally corresponds with the decrease in short-term interest rates between the periods. The payout ratio increased from 75 percent during the third quarter of 2007 to 109 percent during the third quarter of 2008. The current level of dividends paid in a period is generally determined based upon a spread to the average overnight Federal funds effective rate and may not correlate with the amount of net income earned during the period because of fluctuations in net gain (loss) on trading securities and net gain (loss) on derivatives and hedging activities for the period, which are generally not considered during the determination of dividend rates for a period. The average overnight Federal funds effective rate for the three-month periods ended September 30, 2008 and 2007 was 1.96 percent and 5.09 percent, respectively (see Table 2). Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	September 30, 2008 Three-Month Average	September 30, 2007 Three-Month Average	September 30, 2008 Nine-Month Average	September 30, 2007 Nine-Month Average
Overnight Federal funds effective rate[1]	1.96%	5.09%	2.40%	5.20%
3-month Treasury bill[1]	1.49	4.44	1.74	4.80
3-month LIBOR[1]	2.91	5.44	2.98	5.39
2-year U.S. Treasury note[1]	2.35	4.39	2.26	4.65
5-year U.S. Treasury note[1]	3.10	4.51	3.00	4.64
10-year U.S. Treasury note[1]	3.85	4.73	3.79	4.75
30-year residential mortgage note rate[2]	6.31	6.45	6.07	6.30

Market Instrument	September 30, 2008 Ending Rate	December 31, 2007 Ending Rate	September 30, 2007 Ending Rate
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	2.00%	4.25%	4.75%
3-month Treasury bill[1]	0.91	3.24	3.80
3-month LIBOR[1]	4.05	4.70	5.23
2-year U.S. Treasury note[1]	1.96	3.05	3.99
5-year U.S. Treasury note[1]	2.98	3.44	4.25
10-year U.S. Treasury note[1]	3.83	4.03	4.59
30-year residential mortgage note rate[2]	6.07	6.05	6.38
__________
[1] Source is Bloomberg.
[2] Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the third quarter of 2008, a series of events affecting the financial services industry, including the FHLBank, resulted in significant changes in the number, ownership structure and liquidity of some of the industry’s largest companies. Heightened concern about loan losses sustained by Fannie Mae and Freddie Mac resulted in a significant decline in their market capitalizations and the subsequent placement of both companies into conservatorship by the Finance Agency. In addition, the large investment firms that were not owned by bank holding companies, such as Lehman Brothers, Merrill Lynch, Morgan Stanley and Goldman Sachs, also suffered significant declines in market capitalization. Under this pressure, Lehman Brothers declared bankruptcy on September 15, 2008, Merrill Lynch agreed to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs requested regulatory approval to convert to bank holding companies. During the third quarter of 2008, several of the nation’s largest depository institutions suffered a significant decline in investor and regulator confidence resulting in the closure of IndyMac Bank, the financial bailout of AIG, the sale of the banking operations of Washington Mutual, Inc. to JPMorgan Chase and the sale of banking operations of Wachovia Corporation to Wells Fargo. Market participants continue to be exceedingly cautious about the creditworthiness of trade counterparties, which continues to curtail financial market liquidity. During the third quarter, this concern extended beyond mortgage-related holdings to include other asset classes such as commercial and credit card loans and derivatives such as credit default swaps. Between the weeks of July 31 and September 25, 2008, Agency securities held in custody for foreign official and international accounts declined $19.5 billion while holdings of U.S. Treasury securities increased $73.7 billion (as reported in the Federal Reserve Statistical Release H.4.1).

The disruptions in the financial markets that began as early as the third quarter of 2007 have affected the FHLBank in multiple ways during the first nine months of 2008. Effects on the FHLBank will be discussed throughout this report, but the three most significant are:
▪
The impact of financial market disruptions and volatility allowed the FHLBank to lend and invest at significantly wider spreads to its cost of funds than it had in the past. This resulted in a larger net interest margin and higher net interest spreads.

▪
Not only has the FHLBank experienced improved pricing power on advances and enhanced returns on investments, but the flight to quality during the last quarter of 2007 and all of 2008 has reduced the cost of FHLBank discount notes. While the FHLBank has continuous and unimpeded access to funds in the consolidated obligations market, the trepidation of investors toward any type of term investments has resulted in the FHLBank relying on more discount note funding than it has in the past. As the financial market turmoil continued in the third quarter and extended into the fourth quarter of 2008, constrained investor appetite for term debt continues to shorten the discount notes that the FHLBank is issuing for funding purposes. The FHLBank continues to issue a limited amount of consolidated obligation bonds, but not at the frequency or in the amounts we have in the past.

▪
The estimated fair value of the FHLBank’s held-to-maturity MBS/CMO portfolios decreased significantly in the first nine months of 2008 due to continued disruptions in the mortgage markets, which has resulted in illiquidity in portions of the MBS/CMO market and extraordinarily wide mortgage asset spreads relative to historical averages. We consider the illiquidity in portions of the MBS/CMO market to be temporary, but the market illiquidity has continued into the third quarter and we cannot be certain when these conditions will be rectified. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current mortgage market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs. See Item 3 – “Quantitative and Qualitative Disclosures about Market Risk” for additional discussion.

On October 8, 2008, the FOMC lowered the target overnight Federal funds rate 50 basis points to 1.50 percent in a concerted international effort with other central banks to address the continuing financial market disruption, and on October 29, 2008, the FOMC lowered the target overnight Federal funds rate another 50 basis points to 1.00 percent. These decreases in the FOMC target Federal funds rate, together with the steepening of the U.S. Treasury curve from the 2-year to the 10-year Treasury bond yield, resulted in a widening of spreads between the yield on investments and the FHLBank’s cost of funds for the quarter ended September 3, 2008. The current wider mortgage spreads are expected to continue until the GSE funding market and residential mortgage market return to more normal levels (closer to historical averages) and confidence is restored in the general economy. During late September and continuing into the fourth quarter 2008, one- and three-month LIBOR began resetting to unprecedented levels relative to the overnight Federal funds target rate. The spread between one- and three-month LIBOR and the overnight Federal funds target rate exceeded 3.00 percent at times during October 2008. This spread had dropped to a range of 0.50 to 0.75 percent for one-month LIBOR and 1.20 to 1.50 percent for three-month LIBOR by early November. The Federal funds/LIBOR spread difference is of significance because: (1) the FHLBank uses consolidated obligation bonds swapped to LIBOR to fund a portion of its short-term fixed rate advance portfolio; (2) the cost of FHLBank short-term consolidated obligation discount notes has been favorable relative to LIBOR; and (3) the FHLBank generally prices its short-term fixed rate advances at a spread over its marginal cost of short-term consolidated obligation discount notes. The FHLBank expects its spreads on short-term advances to decrease during the fourth quarter of 2008. During the same time period of the LIBOR dislocation, a number of new debt programs explicitly guaranteed by the U.S. and foreign governments were introduced. As a result of these new debt programs, the financial market turmoil and investors’ unwillingness to invest in term debt of almost any type, and the conservatorship of Fannie Mae and Freddie Mac, competition in the Agency/GSE and other related debt markets has significantly increased the FHLBanks’ cost of issuing fixed rate term debt and fixed rate callable debt relative to both U.S. Treasury obligations and LIBOR. Table 3 provides some perspective on this deterioration in spread of FHLBank debt (as of close of business on dates indicated as determined by the FHLBanks’ Office of Finance):

Table 3

	Two-Year		Five-year		Ten-year
	Spread to U.S. Treasury	Spread to LIBOR	Spread to U.S. Treasury	Spread to LIBOR	Spread to U.S. Treasury	Spread to LIBOR
June 30, 2008	+0.720%	-0.185%	+0.927%	+0.010%	+0.960%	+0.261%

July 31, 2008	+0.790	-0.045	+0.920	+0.024	+0.900	+0.202

August 29, 2008	+0.990	+0.021	+1.100	+0.169	+0.990	+0.315

September 30, 2008	+1.680	+0.207	+1.580	+0.475	+1.450	+0.796

October 15, 2008	+2.150	+0.831	+2.250	+1.108	+1.800	+1.228

October 31, 2008	+1.880	+0.788	+1.930	+0.958	+1.700	+1.242

The FHLBank anticipates that the increase in its cost of issuing term consolidated obligation bonds will continue for the immediate future and have a negative impact on the FHLBank’s net interest spreads during the fourth quarter of 2008. At the present time, however, we are uncertain as to when the financial market conditions will stabilize, the flight to quality will abate, one- and three-month LIBOR spreads to the overnight Federal funds target rate will decrease, and the FHLBanks’ cost of term funding relative to U.S. Treasury obligations and LIBOR will improve.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The increase in NII for the third quarter of 2008 over the third quarter of 2007 and for the first nine months of 2008 over the first nine months of 2007 is primarily attributable to a combination of the overall increase in the FHLBank’s average balance of total assets in essentially all portfolios including advances, investments and mortgage loans. The decrease in the cost of the FHLBank’s liabilities exceeded the decrease in yields on the FHLBank’s interest earning assets when comparing 2008 to 2007 for both the three- and nine-month periods. Also, the FHLBank purchased an additional $2.7 billion of par value in Agency MBS/CMO securities above the normal regulatory limit of 300 percent of capital as authorized by the Finance Board under Resolution 2008-08, which resulted in higher yields and spread. Because of favorable interest costs on consolidated obligation discount notes versus swapped consolidated obligation bonds, the FHLBank changed the mix of discount notes and bonds. This resulted in a $11.2 billion increase in the average balance of lower costing discount notes and a $4.3 billion decrease in the average balance of higher costing bonds from the third quarter of 2007 to the third quarter of 2008. For the first nine months of 2008 compared to the first nine months of 2007, the average balance of discount notes increased by $11.0 billion while the average balance of bonds decreased by $4.9 billion. See Tables 5 through 8 for further information regarding average balances and yields and changes in interest income.

Net income is subject to volatility not only from changes in the average balance of total assets and interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 4 presents changes in the major components of the FHLBank’s earnings for the third quarter of 2008 compared to the third quarter of 2007 and the first nine months of 2008 compared to the first nine months of 2007 (in thousands):

Table 4

	Increase (Decrease) in Earnings Components
	For the Three Months Ended September 30, 2008 vs. 2007		For the Nine Months Ended September 30, 2008 vs. 2007
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(249,303)	(34.7)%	$(556,131)	(27.4)%
Total interest expense	(268,050)	(40.8)	(598,917)	(32.2)
Net interest income before provision for credit losses on mortgage loans	18,747	30.9	42,786	25.2
Provision for (reversal of) credit losses on mortgage loans	29	78.4	148	1,644.4
Net interest income after provision for (reversal of) credit losses on mortgage loans	18,718	30.9	42,638	25.1
Net gain (loss) on trading securities	(30,064)	(211.6)	(71,261)	(1,073.0)
Net gain (loss) on derivatives and hedging activities	(18,363)	(186.7)	2,954	111.6
Other non-interest income	2,924	330.4	4,647	552.6
Total non-interest income	(45,503)	(1,306.4)	(63,660)	(1,316.9)
Operating expenses	771	10.5	1,701	7.4
Other non-interest expense	110	11.4	172	3.9
Total other expense	881	10.6	1,873	6.9
AHP assessments	(2,294)	(49.8)	(1,988)	(16.3)
REFCORP assessments	(5,074)	(49.6)	(4,181)	(15.5)
Total assessments	(7,368)	(49.7)	(6,169)	(15.7)
Net income	$(20,298)	(49.6)%	$(16,726)	(15.5)%

Net Interest Income – Net interest income increased 30.9 percent from $60.6 million in the third quarter of 2007 to $79.4 million in the third quarter of 2008, while the FHLBank’s net interest margin increased from 0.45 percent to 0.52 percent for the quarters ended September 30, 2007 and September 30, 2008, respectively. A portion of the increase from the third quarter of 2007 to the third quarter of 2008 is attributable to an increase in earning assets as average earning assets increased from $53.3 billion in the third quarter of 2007 to $60.4 billion in the third quarter of 2008. The increase in average interest-earning assets is primarily attributable to an increase in average advances (increased from $30.1 billion in the third quarter of 2007 to $36.7 billion in the third quarter of 2008). Interest income on interest-earning assets decreased from the third quarter of 2007 to the third quarter of 2008 primarily because of a decrease in the average rate on interest-earning assets as reflected in Table 6. Interest expense on interest-bearing liabilities decreased as well, but to a greater extent than interest income as a result of favorable interest costs on consolidated obligation discount notes. As a result of the decreased funding costs relative to income on earning assets, the net interest spread reflected in Table 5 increased from 0.19 percent for the third quarter of 2007 to 0.40 percent for the third quarter of 2008. The net increase in NII is attributable to rate and volume and both are reflective of improved spreads. Although the FHLBank’s average earning assets increased from 2007 to 2008, Table 6 indicates that the increase in NII for the third quarter of 2008 was more attributable to changes in rates (59 percent) than changes in volumes (41 percent).

Net interest income increased 25.2 percent from $169.7 million for the first nine months of 2007 to $212.5 million for the first nine months of 2008 primarily because of the impact of decreasing interest rates on consolidated obligations and the change in the composition of the balance sheet. Interest income on interest-earning assets decreased from the first nine months of 2007 to the first nine months of 2008, but to a lesser extent than the decrease in interest expense on interest-bearing liabilities as reflected in Table 8. Consequently, the FHLBank’s net interest margin increased to 0.50 percent from 0.45 percent for the nine months ended September 30, 2008 and 2007, respectively. As reflected in Table 7, the FHLBank’s net interest spread increased from 0.19 percent to 0.35 percent for the nine months ended September 30, 2007 and 2008, respectively. Consistent with Table 6, Table 8 demonstrates that the increase in NII from 2007 to 2008 was more attributable to changes in rates (64 percent) than changes in volumes (36 percent).

As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s base DOE shortened during the first nine months of 2008 from 3.0 as of December 31, 2007 to 1.1 as of  September 30, 2008. The DOE number is the result of the short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. However, as average short-term interest rates decreased between the first nine months of 2007 and the first nine months of 2008, the FHLBank’s net interest income actually increased because: (1) total interest expense declined at a faster rate than total interest income; and (2) average total interest-earning assets increased. We expect that, given the expansion of U.S. government explicitly guaranteed debt that competes with FHLBank consolidated obligations and the continuing disruptions in the Agency/Government Sponsored Enterprise (GSE) funding market in the fourth quarter as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends” under this Item 2, the FHLBank’s net interest income, net interest margin and net interest spreads are likely to decrease during the remainder of 2008. However, the impact of potential increased borrowing costs will be somewhat offset by improved spreads on: (1) the FHLBank’s MBS/CMO investments because of higher mortgage spreads and increased balances under the expanded MBS authority granted in Finance Board Resolution 2008-08 (see “Quarterly Overview” under this Item 2); and (2) acquisition of up to $176.8 million in out-of-district MPF loans through the Federal Home Loan Bank of Chicago (see “MPF Program” under this Item 2).

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended September 30, 2008 and 2007 (in thousands):

Table 5

	For the Three Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$23,341	$108	1.84%	$102,068	$1,335	5.19%
Federal funds sold	3,148,895	16,834	2.13	6,464,006	86,029	5.28
Investments[6]	17,808,872	158,744	3.55	14,208,201	192,989	5.39
Advances[1,7]	36,722,824	257,615	2.79	30,094,828	406,474	5.36
Mortgage loans held for portfolio[1,4,5]	2,635,288	34,793	5.25	2,337,097	30,470	5.17
Other interest-earning assets	55,452	891	6.38	61,739	991	6.37
Total earning assets	60,394,672	468,985	3.09	53,267,939	718,288	5.35
Other non-interest-earning assets	303,875			305,497
Total assets	$60,698,547			$53,573,436
Interest-bearing liabilities:
Deposits	$1,006,278	$4,798	1.90%	$925,563	$11,740	5.03%
Consolidated obligations:[1]
Discount Notes	27,322,654	154,200	2.25	16,162,299	206,957	5.08
Bonds	29,118,090	229,113	3.13	33,436,213	438,064	5.20
Other borrowings	234,934	1,518	2.57	72,508	918	5.03
Total interest-bearing liabilities	57,681,956	389,629	2.69	50,596,583	657,679	5.16
Capital and other non-interest-bearing funds	3,016,591			2,976,853
Total funding	$60,698,547			$53,573,436

Net interest income and net interest spread[2]		$79,356	0.40%		$60,609	0.19%

Net interest margin[3]			0.52%			0.45%
___________
[1] Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2] Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3] Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]    The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $614,000 and $535,000 for the quarters ended September 30, 2008 and 2007, respectively.

[5] Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6] The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7] Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 6 summarizes changes in interest income and interest expense between the third quarters of 2008 and 2007 (in thousands):

Table 6

	For the Three Months Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to
	Volume[1,3]	Rate[2,3]	Total
Interest Income:
Interest-bearing deposits	$(1,030)	$(197)	$(1,227)
Federal funds sold	(44,121)	(25,074)	(69,195)
Investments	48,906	(83,151)	(34,245)
Advances	89,521	(238,380)	(148,859)
Mortgage loans held for portfolio	3,889	434	4,323
Other assets	(100)	0	(100)
Total earning assets	97,065	(346,368)	(249,303)
Interest Expense:
Deposits	1,024	(7,966)	(6,942)
Consolidated obligations:
Discount notes	142,908	(195,665)	(52,757)
Bonds	(56,574)	(152,377)	(208,951)
Other borrowings	2,060	(1,460)	600
Total interest-bearing liabilities	89,418	(357,468)	(268,050)
Change in net interest income	$7,647	$11,100	$18,747
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

Table 7 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2008 and 2007 (in thousands):

Table 7

	For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield

Interest-earning assets:
Interest-bearing deposits	$33,210	$622	2.50%	$81,692	$3,220	5.27%
Federal funds sold	3,405,753	69,349	2.72	6,942,751	276,325	5.32
Investments[6]	16,938,640	488,826	3.85	13,409,170	538,795	5.37
Advances[1,7]	34,294,799	816,677	3.18	27,868,211	1,117,427	5.36
Mortgage loans held for portfolio[1,4,5]	2,502,699	95,901	5.12	2,349,516	91,442	5.20
Other interest-earning assets	56,707	2,693	6.34	62,507	2,990	6.40
Total earning assets	57,231,808	1,474,068	3.44	50,713,847	2,030,199	5.35
Other non-interest-earning assets	293,828			296,838
Total assets	$57,525,636			$51,010,685
Interest-bearing liabilities:
Deposits	$1,184,157	$21,521	2.43%	$963,742	$36,843	5.11%
Consolidated obligations:[1]
Discount Notes	25,110,971	487,742	2.59	14,085,291	545,200	5.18
Bonds	28,171,710	749,625	3.55	33,098,498	1,275,401	5.15
Other borrowings	124,861	2,724	2.91	79,664	3,085	5.18
Total interest-bearing liabilities	54,591,699	1,261,612	3.09	48,227,195	1,860,529	5.16
Capital and other non-interest-bearing funds	2,933,937			2,783,490
Total funding	$57,525,636			$51,010,685

Net interest income and net interest spread[2]		$212,456	0.35%		$169,670	0.19%

Net interest margin[3]			0.50%			0.45%
___________
[1] Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2] Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3] Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]    The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,809,000 and $1,749,000 for the nine months ended September 30, 2008 and 2007, respectively.

[5] Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6] The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7] Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 8 summarizes changes in interest income and interest expense between the first nine months of 2008 and 2007 (in thousands):

Table 8

	For the Nine Months Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to
	Volume[1,3]	Rate[2,3]	Total
Interest Income:
Interest-bearing deposits	$(1,911)	$(687)	$(2,598)
Federal funds sold	(140,774)	(66,202)	(206,976)
Investments	141,817	(191,786)	(49,969)
Advances	257,686	(558,436)	(300,750)
Mortgage loans held for portfolio	5,962	(1,503)	4,459
Other assets	(277)	(20)	(297)
Total earning assets	262,503	(818,634)	(556,131)
Interest Expense:
Deposits	8,426	(23,748)	(15,322)
Consolidated obligations:
Discount notes	426,772	(484,230)	(57,458)
Bonds	(189,846)	(335,930)	(525,776)
Other borrowings	1,750	(2,111)	(361)
Total interest-bearing liabilities	247,102	(846,019)	(598,917)
Change in net interest income	$15,401	$27,385	$42,786
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

Other Income (Loss) – The volatility in other income (loss) is predominately driven by trading gains (losses) as well as derivative and hedging adjustments related to Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (hereafter referred to as SFAS 133). Net gain (loss) on derivatives and hedging activities and net gains (losses) on trading securities are discussed in more detail below.

Net Gain (Loss) on Derivative and Hedging Activities – The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of $(28.2) million and $(9.8) million for the quarters ended September 30, 2008 and 2007, respectively. For the nine-month periods ended September 30, 2008 and 2007, the net gain (loss) on derivatives and hedging activities was $0.3 million and $(2.6) million, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank historically recorded gains on its derivatives when the general level of interest rates rose during a period and recorded losses on its derivatives when the general level of interest rates fell during a period. Such was the case for the three months ended September 30, 2008 and September 30, 2007. However, for the nine-month period ended September 30, 2008, the loss associated with the decrease in interest rates was more than offset by the gain associated with the widening interest rate swap spreads over the same time period when compared to the loss for the nine-month period ended September 30, 2007.

Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities were related to economic hedges (primarily pay fixed interest rate swaps). In September and October 2007, the FHLBank purchased variable rate MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. All gains (losses) related to trading securities are recorded in other income as net gain (loss) on trading securities; however, only gains (losses) on trading securities that are related to economic hedges are included in Tables 9 through 12. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities related to economic hedges are sensitive to the general level of interest rates. Gains (losses) in this category move in the opposite direction of and partially or fully offset the net gain (loss) on derivative and hedging activities. Gains (losses) in the MBS/CMO portfolio also move in the opposite direction of the movement in interest rates but with no offsetting economic hedge gain or loss. The FHLBank generally records gains on its trading securities when the general level of interest rates falls over the period and records losses on its trading securities when the general level of interest rates rises over the period. During the third quarter of 2007, the FHLBank recorded net gain (loss) on trading securities of $13.5 million attributable to trading securities related to economic hedges and $0.7 million attributable to unswapped MBS/CMOs. However, during the third quarter of 2008, the FHLBank recorded net gain (loss) on trading securities of $3.5 million attributable to trading securities related to economic hedges and $(19.4) million attributable to unswapped MBS/CMOs. The third quarter gain on swapped fixed rate trading securities was primarily attributable to a decrease in long-term interest rates that more than offset the impact of widening GSE spreads to U.S. Treasury rates during the third quarter of 2008. For the nine months ended September 30, 2008, the FHLBank recorded net gain (loss) on trading securities of $(39.5) million attributable to trading securities related to economic hedges and $(25.1) million attributable to unswapped MBS/CMOs. The loss in the unswapped MBS/CMO portfolio is a result of tightening of liquidity in the mortgage markets and a decline in demand relative to supply for MBS/CMO securities which resulted in a widening of the discount margin. The loss on the swapped trading securities for the nine-month period ended September 30, 2008 is primarily due to the widening in GSE spreads to U.S. Treasury securities.

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2008 (in thousands):

Table 9

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(5,505)	$0	$22	$0	$(817)	$0	$(6,300)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(8,488)	0	0	480	15,830	0	7,822
Economic hedges – unrealized gain (loss) due to fair value changes	0	(23,161)	(448)	0	(2,364)	(11)	(25,984)
Economic hedges – net interest received (paid)	0	(9,699)	0	0	(355)	16	(10,038)
Subtotal	(8,488)	(32,860)	(448)	480	13,111	5	(28,200)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	3,461	0	0	0	0	3,461
TOTAL	$(13,993)	$(29,399)	$(426)	$480	$12,294	$5	$(31,039)

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

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2008 (in thousands):

Table 11

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total

Amortization/accretion of hedging activities in net margin	$(20,474)	$(2)	$(201)	$0	$(3,608)	$0	$(24,285)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(10,602)	0	0	480	16,820	0	6,698
Economic hedges – unrealized gain (loss) due to fair value changes	21	21,399	(1,480)	0	(2,490)	13	17,463
Economic hedges – net interest received (paid)	(29)	(23,262)	0	0	(617)	53	(23,855)
Subtotal	(10,610)	(1,863)	(1,480)	480	13,713	66	306

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(39,534)	0	0	0	0	(39,534)
TOTAL	$(31,084)	$(41,399)	$(1,681)	$480	$10,105	$66	$(63,513)

Table 12 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2007 (in thousands):

Table 12

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

Return on Equity – Return on equity was 3.27 percent (annualized) in the third quarter of 2008, a decrease of 407 basis points from 7.34 percent for the third quarter of 2007. This decrease reflects the 30.9 percent increase in net interest income, from $60.6 million in the third quarter of 2007 to $79.4 million in the third quarter of 2008. The primary contributors to the reduction in net income in the third quarter of 2008 compared to the third quarter of 2007 were the decrease in short-term interest rates (lower return on invested capital) and the negative impact of the changes in net gain (loss) on trading securities and net gain (loss) on derivatives and hedging activities. As reflected in Table 4, the decreases in non-interest income categories were the primary contributors to the decrease in net income when comparing the third quarter of 2008 to the third quarter of 2007, which more than offset the increase in net interest spreads from 0.19 percent in 2007 to 0.40 percent as reflected in Table 5.

Return on equity was 5.11 percent (annualized) for the first nine months of 2008, a decrease of 176 basis points from 6.87 for the first nine months of 2007. One factor impacting the decrease in return on equity was the decrease in short-term interest rates (lower return on invested capital). Although net interest income increased 25.2 percent for the first nine months of 2008 compared to the first nine months of 2007 as reflected in Table 4, this increase was more than offset by the negative impact of the change in net gain (loss) on trading securities when comparing the first nine months of 2008 to the first nine months of 2007. The cumulative effect of these changes resulted in a decrease in net income of 15.5 percent. Average capital grew 13.5 percent from $2.1 billion for the nine-month period ended September 30, 2007 to $2.4 billion for the nine-month period ended September 30, 2008. The growth in capital along with the decrease in net income contributed to the decrease in ROE for the first nine months of 2008 over the first nine months of 2007, mostly reflecting the impact of volatility in the financial markets as reflected in the net gain (loss) on trading securities.

Financial Condition
Overall – Table 13 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2007 to September 30, 2008 (in thousands):

Table 13

	Increase (Decrease) in Components
	December 31, 2007 vs. September 30, 2008
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$1,326,462	76,941.0%
Investments[1]	1,863,823	9.1
Advances	5,386,121	16.8
Mortgage loans held for portfolio, net	420,778	17.9
Derivatives assets	(50,600)	(65.2)
Other assets	(58,641)	(19.5)
Total assets	$8,887,943	16.1%

Liabilities:
Deposits	$200,170	14.9%
Consolidated obligations, net	8,275,614	16.2
Derivative liabilities	166,966	154.1
Other liabilities	(53,800)	(12.0)
Total liabilities	8,588,950	16.2

Capital:
Capital stock outstanding	275,753	13.2
Retained earnings	23,080	11.1
Accumulated other comprehensive income	160	7.6
Total capital	298,993	13.0
Total liabilities and capital	$8,887,943	16.1%
__________
[1] Investments also include interest-bearing deposits and Federal funds sold.

Advances – Outstanding advances increased by 16.8 percent from $32.1 billion on December 31, 2007 to $37.4 billion on September 30, 2008 (see Table 13). Over the nine-month period, the mix of products changed significantly, with short-term fixed rate advances increasing to 32.9 percent and long-term fixed rate advances decreasing to 19.1 percent of the total as of September 30, 2008, compared to 12.5 percent and 26.4 percent, respectively, as of December 31, 2007 (see Table 14). The par value of total fixed rate advances increased by $8.2 billion and the par value of total adjustable rate advances, including lines of credit, decreased by $2.9 billion (see Table 14). Line of credit advances decreased significantly from $6.8 billion at December 31, 2007 to $3.4 billion at September 30, 2008. The shift from the FHLBank’s overnight line of credit advance to primarily short-term fixed rate advances is the result of members moving away from the more volatile daily interest rate resets of the line of credit as they seek to establish a more stable funding rate in the one-month to three-month area of the interest rate curve.

FHLBank advances are positioned very well versus other market alternatives, and as a result, we expect total advances to existing members to increase moderately during the fourth quarter despite the slowdown in the housing market. Although a few large members can have a significant impact on the amount of total outstanding advances, there has been a positive trend in outstanding balances among the smaller members as well. The credit crisis in the financial markets that began in the third quarter of 2007 resulted in a modest increase in advance demand from some of the FHLBank’s largest members during the last half of 2007 and these members have tentatively indicated that they do not believe that they will need as much liquidity in the months ahead. However, changes in market interest rates and a general tightness in market liquidity have continued to result in advances being more cost efficient and a more reliable source of liquidity than the other primary alternative funding sources for our members. The disruptions in the financial markets that began in the fall of 2007 and have continued through the fall of 2008 have reinforced the FHLBank’s role in the financial markets as a liquidity provider. The FHLBank expects additional advance growth from new FHLBank members, primarily new or recent insurance company members, but does not expect any such growth to be significant in relation to current advance balances.

Table 14 summarizes the par value of the FHLBank’s advances outstanding by product as of September 30, 2008 and December 31, 2007 (in thousands):

Table 14

	September 30, 2008		December 31, 2007
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$3,350,107	9.0%	$6,751,375	21.2%
Short-term fixed rate advances	12,237,076	32.9	3,968,390	12.5
Regular fixed rate advances	7,113,511	19.1	8,402,504	26.4
Fixed rate callable advances	67,000	0.2	16,625	0.1
Fixed rate amortizing advances	669,063	1.8	477,331	1.5
Fixed rate callable amortizing advances	2,250	0.0	2,037	0.0
Fixed rate convertible advances	5,758,947	15.5	4,843,833	15.2
Adjustable rate advances	496,230	1.3	494,330	1.6
Adjustable rate callable advances	6,540,940	17.6	5,937,644	18.6
Customized advances:
Advances with embedded caps or floors	95,000	0.3	142,500	0.4
Standard housing and community development advances:
Regular fixed rate advances	480,919	1.2	411,514	1.3
Fixed rate amortizing advances	398,159	1.1	358,829	1.1
Fixed rate callable amortizing advances	118	0.0	125	0.0
Adjustable rate callable advances	18,007	0.0	46,724	0.1
Fixed rate amortizing advances funded through AHP	14	0.0	18	0.0
TOTAL PAR VALUE	$37,227,341	100.0%	$31,853,779	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets increased marginally from 58.0 percent as of December 31, 2007 to 58.3 percent as of September 30, 2008. The percentage of total advances to total assets is expected to increase by the end of 2008 as we reduce our leverage from around 24:1 to approximately 23:1 through a reduction in money market investments in order to lessen our unsecured credit exposure during the financial market turmoil. However, we do expect to stay within a range from 55 to 65 percent during the fourth quarter of 2008 and in future periods. Also, any growth in the FHLBank’s mortgage loan portfolio will be accommodated on the balance sheet through a reduction in money market and other short-term investments. The average yield on advances was 2.79 percent for the three months ended September 30, 2008, compared to 5.36 percent for the three months ended September 30, 2007. Additionally, the average yield on advances was 3.18 percent and 5.36 percent for the nine months ended September 30, 2008 and 2007, respectively.

As detailed in Table 14, 76.6 percent of the FHLBank’s advance portfolio as of September 30, 2008, re-prices within three months compared to 69.6 percent as of December 31, 2007. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 5 through 8 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, credit unions and insurance companies, but also includes credit risk exposure to a limited number of housing associates. Table 15 presents information on the FHLBank’s five largest borrowers as of September 30, 2008 and December 31, 2007 (in thousands). If the borrower was not one of the five largest borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances plus the members’ capital stock over and above the collateral. Therefore, we do not expect to incur any credit losses on these advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral held as security for all advance borrowers.

Table 15

			September 30, 2008		December 31, 2007
Borrower Name	City	State	Advance Par Value	Percent of Total Advances	Advance Par Value	Percent of Total Advances
MidFirst Bank	Oklahoma City	OK	$6,062,700	16.3%	$5,741,000	18.0%
U.S. Central Federal Credit Union	Lenexa	KS	5,850,000	15.7	3,750,000	11.8
Security Life of Denver Ins. Co.	Denver	CO	3,045,000	8.2	3,075,000	9.7
Capitol Federal Savings Bank	Topeka	KS	2,446,000	6.6	2,746,000	8.6
Pacific Life Insurance Co.	Omaha	NE	1,650,000	4.4	1,650,000	5.2
TOTAL			$19,053,700	51.2%	$16,962,000	53.3%

Table 16 presents the interest income associated with the top five advance borrowers as presented in Table 15 as well as the top five borrowers with the highest interest income for the three-month periods ended September 30, 2008 and 2007 (in thousands).

Table 16

			Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
Borrower Name	City	State	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	Oklahoma City	OK	$36,916	12.6%	$69,421	17.8%
U.S. Central Federal Credit Union	Lenexa	KS	31,439	10.7	72,642	18.6
Capitol Federal Savings Bank.	Topeka	KS	29,704	10.1	33,472	8.6
Security Life of Denver Ins. Co.	Denver	CO	20,448	7.0	42,100	10.8
Pacific Life Insurance Co.	Omaha	NE	13,542	4.6	7,921	2.0
Security Benefit Life Insurance Co.	Topeka	KS			19,053	4.9
TOTAL			$132,049	45.0%	$244,609	62.7%
___________
[1] Total advance income excludes net interest settlements on derivatives.

Table 17 presents the interest income associated with the top five advance borrowers as presented in Table 15 as well as the top five borrowers with the highest interest income for the nine-month periods ended September 30, 2008 and 2007 (in thousands).

Table 17

			Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
Borrower Name	City	State	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	Oklahoma City	OK	$126,290	14.2%	$211,787	19.9%
Capitol Federal Savings Bank.	Topeka	KS	92,189	10.4	103,015	9.7
U.S. Central Federal Credit Union	Lenexa	KS	76,705	8.6	147,067	13.8
Security Life of Denver Ins. Co.	Denver	CO	73,386	8.3	114,361	10.7
Pacific Life Insurance Co.	Omaha	NE	43,986	4.9	11,151	1.1
Security Benefit Life Insurance Co.	Topeka	KS			54,701	5.2
TOTAL			$412,556	46.4%	$642,082	60.4%
___________
[1] Total advance income excludes net interest settlements on derivatives.

In December 2007, the FHLBank began offering a standby credit facility (SCF) product, which is a commitment to issue an advance that would re-price daily based upon the start-of-day overnight Federal funds rate. SCF commitments are for terms of one year and must be fully collateralized at the date of issuance and at all times thereafter. Outstanding SCF commitments totaled $2.0 billion at September 30, 2008 and December 31, 2007. During the third quarter of 2008, U.S. Central Federal Credit Union drew the entire $2.0 billion standby credit facility from the FHLBank. It explained that by utilizing this credit facility it was able to obtain additional liquidity at a cost that was less than other alternative sources of funding and did not require any additional collateral since the SCF must be fully collateralized at all times to be effective. All SCF advance draws were repaid prior to the end of the third quarter. The member has continued to draw on the SCF during the fourth quarter 2008 when it has been cost effective to do so.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the Federal Home Loan Bank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was a slight increase in the MPF portfolio during the first nine months of 2008, as new loans acquired from in-district participating financial institutions (PFIs) were more than enough to offset the amount of loans paid down during the nine-month period ended September 30, 2008. The FHLBank continued to devote resources during the first nine months of 2008 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans during the remainder of 2008. During the third quarter of 2008, the FHLBank purchased $112.2 million of out-of-district MPF loans through the Federal Home Loan Bank of Chicago. In addition, the FHLBank had $64.6 million in delivery commitments under an agreement with the Federal Home Loan Bank of Chicago that will be purchased and delivered to the FHLBank during the fourth quarter.

On April 23, 2008, the Federal Home Loan Bank of Chicago announced that it would no longer purchase mortgage loans from its PFIs under the MPF Program after July 31, 2008. In anticipation of the Federal Home Loan Bank of Chicago ceasing to purchase mortgage loans after July 31, 2008 and in order to minimize potential disruptions in the MPF Program, the FHLBank executed a short-term agreement on July 1, 2008 with the Federal Home Loan Bank of Chicago to acquire up to $300 million in Participation Interests in mortgage loans originated by PFIs in the Chicago district. Under the agreement, all delivery commitments from the Chicago district PFIs were to be issued between July 1 and October 31, 2008. On September 23, 2008, the Federal Home Loan Bank of Chicago officially announced to its members the rollout of an MPF product (MPF Xtra) that would provide its members with access to the secondary mortgage market without adding to the interest rate risk on the Federal Home Loan Bank of Chicago’s balance sheet. An agreement was executed with Fannie Mae as the first non-FHLBank investor in MPF assets, and participation by Chicago PFIs was made available beginning October 1, 2008.

Table 18 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of September 30, 2008 and December 31, 2007, and the percentage of those loans to total MPF loans outstanding as of each date. If the PFI did not represent one of the top five PFIs for one of the periods presented, the applicable column is left blank.

Table 18

PFI Name	MPF Loan Balance as of September 30, 2008	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2007	Percent of Total MPF Loans
TierOne Bank	$530,729	19.1%	$504,498	21.5%
LaSalle National Bank, N.A.[1]	478,132	17.3	526,333	22.4
Bank of the West[2]	387,266	14.0	423,917	18.1
Central National Bank	105,497	3.8
Republic Bank & Trust	57,905	2.1
Sunflower Bank, NA			58,406	2.5
Golden Belt Bank, FSA			38,990	1.7
Total	$1,559,529	56.3%	$1,552,144	66.2%
___________
[1] Out-of-district loans acquired from Federal Home Loan Bank of Chicago.
[2]    Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Despite the decrease in the average 30-year residential mortgage note rate (See Table 2), the FHLBank’s average yield on mortgage loans increased for the third quarter of 2008 to 5.25 percent compared to 5.17 percent for the third quarter of 2007. The increase in the average yield was due to the purchase of mortgage loans in the third quarter of 2008 at average rates above the FHLBank’s average of existing mortgage loans. For the nine-month periods ended September 30, 2008 and 2007, the average yield on mortgage loans was 5.12 percent and 5.20 percent, respectively. The average yield on mortgage loans for the nine-month period ended September 30, 2008 decreased due primarily to an increase in the net write-off of the amortization of net premiums as a result of the increase in mortgage loan prepayments. The FHLBank’s average yield on mortgage loans is expected to increase slightly during the last quarter of 2008 as the FHLBank increases its mortgage loans outstanding and acquires additional out-of-district mortgage loans at average rates above the FHLBank’s average of existing mortgage loans. Mortgage interest rates are expected to fluctuate up and down during the remainder of the year but are not expected to change significantly one way or the other from the current level (Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg was 6.07 percent at the end of September 2008). See Tables 5 through 8 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO®2 score and loan-to-value ratio3  (LTV) recorded at origination for conventional mortgage loans held in portfolio as of September 30, 2008 was 743 FICO with a 73.0 percent LTV. The FHLBank believes it has minimal exposure to subprime loans due to its unique business model, in which the seller of the mortgage retains a portion of the credit risk of the original mortgage loan. Due to this risk-sharing feature, the FHLBank should be buying only the highest quality mortgages from its members. Under the MPF Program, the FHLBank does not fund or purchase mortgage loans that are originated as subprime or nontraditional loans (e.g., adjustable loans with teaser rates, low FICO scores/high LTVs, interest-only loans, negative amortization loans, etc.). Even though the mortgage loans owned by the FHLBank are not classified subprime or nontraditional, management has added additional reporting to monitor all mortgage loans where the borrower’s original FICO score was equal to or less than 660.

Table 19 presents the unpaid principal balance for conventional and government-insured mortgage loans as of September 30, 2008 and December 31, 2007 (in thousands):

Table 19

	September 30, 2008	December 31, 2007
Conventional mortgage loans	$2,605,615	$2,261,562
Government-insured mortgage loans	164,514	85,698
Total outstanding mortgage loans	$2,770,129	$2,347,260

Table 20 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of September 30, 2008 and December 31, 2007 (in thousands):

Table 20

	September 30, 2008	December 31, 2007
Performing mortgage loans	$2,762,190	$2,340,691
Non-performing mortgage loans	7,038	5,640
Mortgage loans 90 days or more past due and accruing	901	929
Total outstanding mortgage loans	$2,770,129	$2,347,260

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

Table 21 details the change in the allowance for mortgage loan losses for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

Table 21

	Three-month period ended		Nine-month period ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Balance, beginning of period	$839	$852	$844	$854
Provision for (reversal of) credit losses on mortgage loans	66	37	139	(9)
Charge-offs	(53)	(44)	(131)	0
Balance, end of period	$852	$845	$852	$845

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three- and nine-month periods ended September 30, 2008 and 2007.

Investments – As indicated in Table 13, total investments (including long-term investments, interest-bearing deposits and Federal funds sold) increased 9.1 percent from December 31, 2007 to September 30, 2008. However, the composition of the investments changed significantly with Federal funds sold increasing from $5.2 billion at December 31, 2007 to $6.5 billion at September 30, 2008 and held-to-maturity securities decreasing from $13.7 billion at December 31, 2007 to $13.5 billion at September 30, 2008. HTM non-MBS/CMOs investments decreased $3.2 billion while HTM MBS/CMO investments increased $3.0 billion. Most of the change in the MBS/CMO held-to-maturity portfolio can be attributed to the temporary expansion in MBS/CMO investment authority that was granted to the FHLBank by the Finance Board under Resolution 2008-08. Under the provisions of the resolution, an FHLBank can request expanded MBS/CMO authority from three times the total capital of the FHLBank to six times total capital for two years, subject to certain restrictions. The FHLBank Topeka’s Board of Directors approved appropriate strategies to allow the FHLBank to acquire additional Agency MBS/CMOs on March 27, 2008, subject to a limit of four times capital. The Finance Board notified the FHLBank on April 10, 2008, that it could move forward with the Agency MBS/CMO purchases, consistent with the FHLBank’s notice. As of September 30, 2008, the FHLBank had a carrying value of $7.4 billion for its regular MBS/CMO portfolio and $2.6 billion for its expanded portfolio of MBS/CMO securities.

Short-term investments (interest-bearing deposits, Federal funds sold, certificates of deposit and commercial paper) are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. At September 30, 2008 and December 31, 2007, these short-term investments represented 47 percent and 61 percent, respectively, of total investments. This concentration in short-term investments, along with a significant amount of variable rate longer term investments, results in the yields on the investments adjusting relatively quickly to changes in market rates. As discussed previously, the FHLBank is decreasing its relative level of short-term investments during the fourth quarter 2008 as we reduce our leverage from approximately 24:1 to around 23:1 through a reduction in money market investments in order to lessen our unsecured credit exposure during the financial market turmoil.

The average yield on investments was 3.33 percent during the third quarter of 2008, compared to 5.35 percent during the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, the average yield on investments was 3.66 percent and 5.35 percent, respectively. The FOMC lowered the target overnight Federal funds rate 25 basis points to 2.00 percent during the second quarter of 2008, bringing the total change from September 30, 2007 to September 30, 2008 to 325 basis points. These decreases in the FOMC target Federal funds rate, together with the steepening of the U.S. Treasury curve from the 2-year to the 10-year Treasury bond yield, resulted in a widening of spreads between the yield on investments and the FHLBank’s cost of funds for the quarter ended September 30, 2008. Much of the increase in spreads during the first three quarters of 2008 can be attributed to three factors: (1) a decrease in the FHLBank’s borrowing costs in the short-term consolidated obligation discount note market as there was a “flight to quality” during the credit crisis in the financial markets and FHLBank short-term discount notes were viewed favorably by market participants because of the FHLBank’s GSE status; (2) the continued lack of liquidity in the MBS/CMO market which caused spreads (as measured by the discount margin) to more than double from the spreads that were available in the market during the first nine months of 2007; and (3) the increase in MBS/CMO securities purchased during the second and third quarters of 2008 under the Finance Agency’s expanded mortgage authority. The current wider mortgage spreads are expected to continue until the GSE funding market and residential mortgage market return to more normal levels (closer to historical averages) and confidence is restored in the general economy. As note previously in “Financial Market Trends” under this Item 2, during late September and continuing into the fourth quarter 2008, one- and three-month LIBOR began resetting to unprecedented levels relative to the overnight Federal funds target rate. The spread between one- and three-month LIBOR and the overnight Federal funds target rate exceeded 3.00 percent at times during October 2008. This spread had dropped to a range of 0.50 to 0.75 percent for one-month LIBOR and 1.20 to 1.50 percent for three-month LIBOR by early November. See Tables 5 through 8 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.

The carrying value and contractual maturity of the FHLBank’s investments as of September 30, 2008 and December 31, 2007 are summarized by security type in Tables 22 and 23 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 22

September 30, 2008
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$25	$25	$0	$0	$0
Shared expense deposits	58	58	0	0	0
Total interest-bearing deposits	83	83	0	0	0

Federal funds sold	6,484,000	6,484,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	305,135	0	0	305,135	0
Fannie Mae obligations[1]	371,912	0	110,192	261,720	0
Freddie Mac obligations[1]	1,038,110	100,063	317,795	620,252	0
Mortgage-backed securities:
Fannie Mae obligations[1]	419,216	0	0	0	419,216
Freddie Mac obligations[1]	285,169	0	0	0	285,169
Ginnie Mae obligations[2]	2,110	0	0	0	2,110
Total trading securities	2,421,652	100,063	427,987	1,187,107	706,495

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	3,380,000	3,380,000	0	0	0
Commercial paper	673,070	673,070	0	0	0
State or local housing agencies	160,149	0	10,120	1,820	148,209
Mortgage-backed securities:
Fannie Mae obligations[1]	3,170,222	0	0	78,263	3,091,959
Freddie Mac obligations[1]	3,359,934	0	0	19,155	3,340,779
Ginnie Mae obligations[2]	38,958	0	0	981	37,977
Other – non-government	2,691,206	0	0	193,956	2,497,250
Total held-to-maturity securities	13,473,539	4,053,070	10,120	294,175	9,116,174

Total	$22,379,274	$10,637,216	$438,107	$1,481,282	$9,822,669
_______
[1] Fannie Mae and Freddie Mac are government-sponsored enterprises (GSE). Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2 Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Table 23

December 31, 2007
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$10	$10	$0	$0	$0
Total interest-bearing deposits	10	10	0	0	0

Federal funds sold	5,150,000	5,150,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	213,046	0	0	213,046	0
Fannie Mae obligations[1]	110,457	0	53,515	56,942	0
Freddie Mac obligations[1]	520,252	99,781	318,461	102,010	0
Mortgage-backed securities:
Fannie Mae obligations[1]	477,692	0	0	0	477,692
Freddie Mac obligations[1]	330,044	0	0	0	330,044
Ginnie Mae obligations[2]	2,552	0	0	0	2,552
Total trading securities	1,654,043	99,781	371,976	371,998	810,288

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	6,122,007	6,122,007	0	0	0
Commercial paper	1,143,067	1,143,067	0	0	0
State or local housing agencies	191,170	0	10,305	2,600	178,265
Mortgage-backed securities:
Fannie Mae obligations[1]	1,579,409	0	0	0	1,579,409
Freddie Mac obligations[1]	1,638,400	0	0	19,150	1,619,250
Ginnie Mae obligations[2]	44,033	0	0	1,268	42,765
Other – non-government	2,993,312	0	0	15,386	2,977,926
Total held-to-maturity securities	13,711,398	7,265,074	10,305	38,404	6,397,615

Total	$20,515,451	$12,514,865	$382,281	$410,402	$7,207,903
_______
[1] Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[2] Ginnie Mae securities are guaranteed by the U.S. government.

The FHLBank’s non-government, private issue MBS/CMO investments carrying value by rating, gross unrealized losses and weighted average credit support are summarized in Tables 24 and 25 as of September 30, 2008 by general collateral types supporting the securities and the year that each was originally securitized (in thousands). None of the FHLBank's private issue MBS/CMO investments were considered subprime by the issuer. The FHLBank has not purchased any private issue MBS/CMO investments since 2006.

Table 24

Prime
Year of Securitization	AAA	AA	A	BBB	BB	B	Total Carrying Value	Gross Unrealized Losses	Weighted Average Credit Support
Private issue Residential MBS (RMBS):
2006	$117,826	$0	$0	$0	$0	$0	$117,826	$5,805	3.6%
2005	643,618	0	0	0	0	0	643,618	43,079	4.3
2004	538,123	0	0	0	0	0	538,123	31,733	7.4
2003 and prior	951,921	814	0	0	0	0	952,735	58,712	6.6
Total private issue RMBS	2,251,488	814	0	0	0	0	2,252,302	139,329	6.0

Home equity loan investments:
2003 and prior	0	0	1,798	1,120	2,521	1,299	6,738	3,319	34.1
Total home equity loan investments	0	0	1,798	1,120	2,521	1,299	6,738	3,319	34.1

Private issue Commercial MBS (CMBS):
2003 and prior	40,508	0	0	0	0	0	40,508	2,805	25.6
Total private issue CMBS	40,508	0	0	0	0	0	40,508	2,805	25.6

Total	$2,291,996	$814	$1,798	$1,120	$2,521	$1,299	$2,299,548	$145,453	6.5%
Table 25

Alt-A
Year of Securitization	AAA	AA	A	BBB	BB	B	Total Carrying Value	Gross Unrealized Losses	Weighted Average Credit Support
Private issue RMBS:
2005	$75,068	$0	$0	$0	$0	$0	$75,068	$8,308	6.0%
2004	72,686	0	0	0	0	0	72,686	8,029	10.0
2003 and prior	243,904	0	0	0	0	0	243,904	27,586	11.0

Total	$391,658	$0	$0	$0	$0	$0	$391,658	$43,923	9.8%

The FHLBank acquires private issue MBS/CMO investments that carry the highest ratings from Moody’s, Fitch or S&P. The FHLBank generally purchases private issue MBS/CMO investments with weighted average FICO scores of 700 or above and weighted average loan-to-value ratios of 75 percent or lower. Interest-only loans included in the carrying value of the above private issue residential MBS/CMO investments were $259.4 million (9.6 percent of total) and had weighted average credit support of 10.1 percent as available from Bloomberg on September 30, 2008. Credit support is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

During the first nine months of 2008, the FHLBank experienced a significant decline in the estimated fair values of its held-to-maturity MBS/CMO portfolios based on third-party prices, primarily in the private issue MBS/CMOs. The weighted percentage of estimated fair value to carrying value of the FHLBank’s private issue MBS/CMO portfolio was 98.3 percent as of December 31, 2007 but had declined to 94.5 percent as of March 31, 2008, 94.2 percent as of June 30, 2008 and 93.0 percent as of September 30, 2008. We believe that this decrease in estimated fair value of the MBS/CMO portfolios is a temporary market condition resulting from the turmoil in the capital markets and generally not from changes in market interest rates or out of concern for credit losses on the specific securities owned by the FHLBank. The FHLBank evaluates all securities including private issue MBS/CMOs for potential losses. See “Risk Management – Credit Risk Management” in this Item 2 for additional details regarding the evaluation of individual securities. Based on an analysis of these MBS/CMO securities, including the current security specific: (1) expected constant prepayment rate (CPR); (2) delinquent/problem loans expected to default (constant default rate or CDR); (3) expected loss severity if a loan goes into default and foreclosure; (4) credit enhancement protection for the class or tranche owned; and (5) other relevant factors such as the underlying mortgage loan types, the FHLBank expects to collect all amounts due according to the contractual terms of the individual securities. In addition, the FHLBank has the ability and intent to hold these securities for the contractual term (see Note 4 of the quarterly financial statements). This analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, loss severities, credit ratings, prepayments and other factors become available.

At September 30, 2008, the FHLBank owned $1.1 million, $2.5 million and $1.3 million of book value in private issue MBS/CMOs Home Equity Lines of Credit that were rated BBB, BB, and B respectively, by the Nationally Recognized Statistical Rating Organizations (NRSROs). These $4.9 million of securities were downgraded because all or a significant portion of the credit support for these securities is being provided by a monoline mortgage insurance company which had its credit rating lowered to CCC during the first nine months of 2008. The private issue MBS/CMOs in question, however, are still performing. The FHLBank reviewed the insurance coverage discussed in the offering prospectus for each security and the monoline insurance company cannot terminate the insurance for any reason, and we believe the insurance company has the financial ability to continue to make payments, if necessary, for the remaining term of our investment. The FHLBank expects to collect all amounts due according to the contractual terms of the securities and has the ability to hold the securities until such time.

The FHLBank’s non-government, private issue MBS/CMO investments carrying value by monoline insurance companies are summarized in Table 26 (in thousands):

Table 26

Carrying Value by Monoline Insurance Company
Collateral Type / Monoline Insurance Company	Monoline Insurance Company Rating	Carrying Value	2003 & prior
Whole Loan ARM
AMBAC Assurance Corporation	A	$814	$814

Home Equity Line of Credit
Financial Guaranty Insurance Company	CCC	4,940	4,940
MBIA Insurance Corporation	BBB	1,798	1,798
Total Home Equity Line of Credit		6,738	6,738
TOTAL		$7,552	$7,552

The FHLBank provides standby bond purchase agreements (SBPA) to two state housing finance agencies (HFA) within the Tenth District. For a predetermined fee, the FHLBank serves as a liquidity facility for specific HFA bond issues wherein it accepts an obligation to purchase the HFA’s bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed by the FHLBank expire after five years (no later than 2014), but are renewable upon request of the HFA and at the option of the FHLBank. During the third quarter of 2008, the FHLBank was required to purchase several of the bonds issued by the Colorado Housing and Finance Authority (CHFA) and covered under SBPAs because the remarketing agent, Lehman Brothers Holdings, Inc., was liquidated after the bankruptcy of its parent and was unable to adequately remarket all of CHFA’s bonds. However, all of the bonds purchased under the SBPAs were remarketed and repurchased from the FHLBank prior to the end of the third quarter 2008. In accordance with the SBPAs, the FHLBank purchased and resold the bonds at par value; therefore no gains (losses) were recorded in other comprehensive income on the purchase and subsequent sale of these bonds. Since the end of the third quarter, the FHLBank has continued to purchase these securities periodically for short periods of time until they are successfully remarketed by the new remarketing agent. Despite the current capital market disruptions, the FHLBank plans to continue to support the state HFAs in its district by continuing to execute SBPAs where appropriate. Given the nature of the bonds covered by the SBPAs and the underlying collateral for these bonds, predominantly government/agency MBS or whole loans guaranteed or insured by FHA and VA, the FHLBank does not anticipate that it will incur any credit losses on these transactions.

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 1.90 percent for the third quarter of 2008 and 5.03 percent for the third quarter of 2007. For the nine months ended September 30, 2008 and 2007 the annualized rate paid on interest-bearing deposits was 2.43 percent and 5.11 percent, respectively. The average rate paid on deposits changed in tandem with changing short-term interest rates during and between those periods. Most deposits are demand or overnight deposits, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.

Consolidated Obligations – Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances, mortgage loans and investments. As noted under “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank uses debt with a variety of maturities and option characteristics to manage its duration of equity and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically reconfigure funding terms and costs.

During the first nine months of 2008, the FHLBank’s total consolidated obligation balances increased as funding needs for advances increased. While outstanding consolidated obligations increased 16.2 percent from December 31, 2007 to September 30, 2008 (see Table 13), the mix between discount notes and bonds changed over the period. Discount notes increased by $9.4 billion and bonds decreased by $1.1 billion from December 31, 2007 to September 30, 2008. The reason for the change in the funding mix was that the cost relative to one- or three-month LIBOR of consolidated obligation bonds hedged with an interest rate swap increased significantly relative to the cost of discount notes with similar terms (refer to previous comments in this Item 2 on the cost of FHLBank discount notes during the recent credit crisis in the financial markets). The average annualized effective rate paid on consolidated obligations was 2.70 percent for the three months ended September 30, 2008 and 5.16 percent for the three months ended September 30, 2007. For the nine months ended September 30, 2008 and 2007, the average effective rates paid on consolidated obligations were 3.10 percent and 5.16 percent, respectively. The average effective rate paid on consolidated obligations decreased in response to decreasing market interest rates and decreased volume in issuances of long-term fixed rate debt. The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics. However, during 2007 and the first half of 2008, the FHLBank’s strategy has been to acquire adjustable rate MBS/CMOs with embedded caps rather than fixed rate MBS/CMOs. At the same time the FHLBank also began purchasing interest rate caps as economic hedges to mitigate a portion of the cap risk embedded in the adjustable rate MBS/CMOs. As previously discussed, the net interest spread on the adjustable rate MBS/CMOs, adjusted for the cost of economic interest rate cap hedges, increased significantly during the third quarter of 2008 compared to the third quarter of 2007. Management expects that the relative value of the consolidated obligations used to fund its MBS/CMO portfolio may lessen somewhat during the fourth quarter of 2008 or early in 2009 if the recent financial market turmoil begins to diminish. However, while the large amount of third quarter Agency MBS/CMO purchases at historically wide spreads to market rates should help to offset this in the Statements of Income, the increased cost of consolidated obligation bonds swapped to LIBOR because of the higher resets of one- and three-month LIBOR coupled with the higher relative cost of issuing term consolidated obligation bonds discussed previously in this Item 2, are likely to have a negative impact on the FHLBank’s net income in the fourth quarter 2008 and beyond. See Tables 5 through 8 under “Results of Operations – Net Interest Income” in this Item 2 for further information on the effect of interest rates on the three- and nine-month periods ended September 30, 2008.

As discussed in “Financial Market Trends” under this Item 2, the FOMC has lowered the target overnight Federal funds rate multiple times since September 30, 2007. These decreases in the FOMC target Federal funds rate, together with the steepening of the U.S. Treasury curve from the 2-year to the 10-year Treasury bond yield, resulted in a widening of spreads between the yield on investments and the FHLBank’s cost of funds for the quarter ended September 30, 2008. Much of the increase in spreads during the first three quarters of 2008 can be attributed to three factors: (1) a decrease in the FHLBank’s borrowing costs in the short-term consolidated obligation discount note market as there was a “flight to quality” during the credit crisis in the financial markets and FHLBank short-term discount notes were viewed favorably by market participants because of the FHLBank’s GSE status; (2) the continued lack of liquidity in the MBS/CMO market which caused spreads (as measured by the discount margin) to more than double from the spreads that were available in the market during the first nine months of 2007; and (3) the increase in MBS/CMO securities purchased during the second and third quarters of 2008 under the Finance Agency’s expanded mortgage authority. During late September and continuing into the fourth quarter 2008, one- and three-month LIBOR began resetting to unprecedented levels relative to the overnight Federal funds target rate. During the same time period of the LIBOR dislocation, a number of new debt programs explicitly guaranteed by the U.S. government were introduced. As a result of these new debt programs, the financial market turmoil and investors’ unwillingness to invest in term debt of almost any type, and the conservatorship of Fannie Mae and Freddie Mac, competition in the debt markets has significantly increased the FHLBanks’ cost of issuing fixed rate term debt and fixed rate callable debt relative to both U.S. Treasury obligations and LIBOR. See Table 3 under “Financial Market Trends” in this Item 2 for some perspective on this deterioration in spread of FHLBank debt. The FHLBank anticipates that the increased cost of issuing term consolidated obligation bonds relative to both U.S. Treasury obligations and LIBOR will continue for the immediate future and have a negative impact on the FHLBank’s net interest spreads during the fourth quarter of 2008. At the present time, however, we are uncertain as to when the financial market conditions will stabilize, the flight to quality will abate, one- and three-month LIBOR spreads to the overnight Federal funds target rate will decrease, and the FHLBanks’ cost of funding relative to U.S. Treasury obligations and LIBOR will improve.

Derivatives – All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as both the interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 37 through 40 for detailed information regarding the notional amounts and estimated fair values (excluding accrued interest) of derivative instruments.

The notional amount of total derivatives outstanding increased from $36.7 billion at December 31, 2007 to $36.8 billion at September 30, 2008. Decreases occurred in interest rate swaps executed to hedge consolidated obligations (from $22.8 billion at December 31, 2007 to $17.7 billion at September 30, 2008), which were offset by an increase in interest rate swaps/caps/floors executed to hedge advances from $8.9 billion at December 31, 2007 to $9.9 billion at September 30, 2008) and an increase in interest rate swaps/caps/floors executed to hedge investments (from $4.3 billion at December 31, 2007 to $8.0 billion at September 20, 2008). The decrease in interest rate swaps executed to hedge consolidated obligations was the result of the change in funding mix resulting from more favorable funding cost of consolidated obligation discount notes relative to swapped debt. Also, as reflected in Tables 37 and 39, interest rate swaps hedging consolidated obligation bonds with the more complex structures (fixed rate callable step-up or step-down and complex fixed rate bonds) decreased from $9.9 billion at December 31, 2007 to $5.0 billion at September 30, 2008 while other less-complex structures (fixed rate non-callable bonds, fixed rate callable bonds, etc.) decreased from $12.9 billion at December 31, 2007 to $12.7 billion at September 30, 2008. The decrease in the complex structures, which usually represent the most favorable funding levels for consolidated obligation bonds swapped to LIBOR, is the result of the FHLBank’s shift to more favorable short-term consolidated obligation discount notes, increased competition from other GSEs for issuance of these structures and a decrease in the market demand for these more complex structures.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 27 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at September 30, 2008 and December 31, 2007 are as follows (in thousands):

Table 27

	September 30, 2008		December 31, 2007
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances:
Fair value	$9,899,573	$(226,343)	$8,929,677	$(200,918)

Investments:
Economic	7,987,852	12,765	4,283,614	1,900

Mortgage loans:
Fixed rate mortgage purchase commitments	109,961	(880)	21,007	57

Discount Notes
Fair value	103,357	(247)	0	0

Consolidated obligation bonds:
Fair value	17,707,100	(62,837)	22,794,396	68,896
Economic	875,000	(2,144)	450,000	346
Subtotal	18,582,100	(64,981)	23,244,396	69,242

Intermediary:
Economic	164,743	90	173,550	104

Total	$36,847,586	$(279,596)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(279,596)		$(129,615)
Net accrued interest receivable on derivatives		91,131		127,545
Fair value of cash collateral delivered to counterparty		0		30,938
Fair value of cash collateral received from counterparty		(59,873)		(59,640)
Net Derivative Fair Value		$(248,338)		$(30,772)

Net derivative assets balance		$27,011		$77,611
Net derivative liabilities balance		(275,349)		(108,383)
Net Derivative Fair Value		$(248,338)		$(30,772)

Liquidity and Capital Resources
Liquidity – To meet its mission of serving as an economical short-term and long-term funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Agency regulations and with policies established by management and the Board of Directors. The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative.

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has ready access to funding at relatively favorable spreads to U.S. Treasury rates. As discussed previously, the introduction of new debt programs explicitly guaranteed by the U.S. government has adversely affected the FHLBank’s intermediate and long-term funding costs and has subsequently increased the cost of liquidity for the FHLBank. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, maturing consolidated obligations and interest expense.

In mid-July 2008, the financial markets reacted negatively to growing concern and speculation as to whether Fannie Mae and Freddie Mac had or could raise sufficient capital to cover potential losses related to mortgage loans that these two GSEs either owned or guaranteed. As a result, the stock prices of both fell significantly and their ability to issue debt was hindered. This market unrest also affected the FHLBank’s debt issuance, which is grouped in the same general asset class as Fannie Mae and Freddie Mac (agency/GSE debentures). As a result, the cost of the FHLBank’s intermediate and long-term debt increased during the second half of July 2008 as there was some reluctance by investors to purchase or invest in any debt security other than ones with very short-term maturities. The passage of a GSE reform bill in late July 2008, which impacts the FHLBanks, Fannie Mae and Freddie Mac, appeared to alleviate some, but not all, of this market disruption. Despite the passage of the bill, heightened concern about Fannie Mae and Freddie Mac resulted in a significant decline in their market capitalizations and the subsequent Finance Agency placement of both entities into conservatorship on September 7, 2008. In addition, the large investment firms that were not owned by bank holding companies, such as Lehman Brothers, Merrill Lynch, Morgan Stanley and Goldman Sachs, also suffered significant declines in market capitalization. Under this pressure, Lehman Brothers declared bankruptcy on September 15, 2008, Merrill Lynch subsequently agreed to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs requested regulatory approval to convert to bank holding companies. Also during the third quarter, several of the United States’ largest depository institutions suffered significant declines in investor and regulator confidence resulting in the closure of IndyMac Bank, the financial bailout of AIG by the U.S. government, the sale of the banking operations of Washington Mutual, Inc. to JPMorgan Chase and the sale of the banking operations of Wachovia Corporation to Wells Fargo. Market participants continue to be exceedingly cautious about the creditworthiness of trade counterparties, which continues to curtail financial market liquidity. In response to these deteriorating conditions in the financial markets, the FHLBank has taken steps to enhance its liquidity position to ensure that it can meet the borrowing needs of its members. Specifically, the FHLBank has shortened the weighted average original maturity of its money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit and commercial paper) from 70.1 days as of June 30, 2008 to 33.4 days as of September 30, 2008 and to 37.3 as of October 31, 2008 and lengthened the maturity of its discount notes outstanding from an original days to maturity of 42.8 days as of June 30, 2008 to 63.0 days as of September 30, 2008 and to 98.7 days as of October 31, 2008.

Cash and short-term investments, including certificates of deposit and commercial paper, totaled $11.9 billion and $12.4 billion as of September 30, 2008 and December 31, 2007, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs as discussed previously. The FHLBank also maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the repurchase/resell agreement market. GSE investments totaled $1.7 billion and $0.8 billion in par value at September 30, 2008 and December 31, 2007, respectively. In order to ensure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and Risk Management Policy (RMP) requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank typically manages capital in such a way as to keep its total capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As noted previously, however, we are increasing our target capital ratio to 4.35 percent (23:1 asset to capital leverage) or above during the fourth quarter of 2008 through the reduction of short-term investments in order to reduce our exposure to unsecured credit risk during this tumultuous time in the financial markets. As a result of maintaining a leverage ratio well below the regulatory and RMP limits, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one and three-quarters of its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements. The FHLBank’s increase of its target average capital ratio increases its capacity to borrow and helps ensure the FHLBank’s ability to quickly meet future member advance demand should it arise.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital increased by 13.0 percent from December 31, 2007 to September 30, 2008 (see Table 13). The majority of the increase in capital is attributable to the increase in advances (additional stock needed to support advances) in the first nine months of fiscal year 2008.

Table 28 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of September 30, 2008.

Table 28

Borrower Name	Address	City	State	Number of Shares	Percent of Total
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	3,556,233	14.8%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	3,138,978	13.1
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,541,112	6.4
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,244,056	5.2
Total				9,480,379	39.5%

Table 29 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2007.

Table 29

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,991,419	14.1%
U.S. Central Federal Credit Union	9701 Renner Blvd	Lenexa	KS	1,927,775	9.1
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,559,872	7.3
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,393,803	6.5
Total				7,872,869	37.0%

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of September 30, 2008 (see Note 11 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 4.40 percent and 6.19 percent for the quarters ended September 30, 2008 and 2007, respectively. Dividend rates paid by the FHLBank generally fluctuate along with short-term interest rates. The decrease in the average annualized rates is consistent with the decrease in average short-term interest rates for the third quarter of 2008 compared to the third quarter of 2007.

The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. The current dividend parity threshold is equal to the average effective overnight Federal funds rate minus 100 basis points.

FHLBank management anticipates that dividend rates on Class A Common Stock will be at least 50 to 75 basis points above the current dividend parity threshold for future dividend periods (i.e., 25 to 50 basis points below the average effective overnight Federal funds rate for the period) and that the differential between the two classes of stock will stay the same or increase slightly, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 30 presents dividends paid by type for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

Table 30

	For the Three-Month Periods Ended			For the Nine-Month Periods Ended
Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
September 30, 2008[1,2]	$88	$22,474	$22,562	$263	$67,922	$68,185
September 30, 2007[1,2]	84	30,429	30,513	287	84,259	84,546

___________
[1] The cash dividends listed for 2008 and 2007 represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
[2] For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2008, but this may change depending on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank’s excess stock was 0.66 percent of total assets at September 30, 2008. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

Risk Management
Proper identification, assessment and management of risks enables stakeholders to have confidence in the FHLBank’s ability to serve its members, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of the FHLBank’s operations and a key determinant of its ability to maintain earnings to meet retained earnings targets and return a reasonable dividend to its stockholders. The FHLBank maintains comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners and independent accountants subject the FHLBank’s practices to additional scrutiny, further strengthening the process.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the enterprise risk management process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews the RMP on at least an annual basis. Various management committees, including the Market Risk Analysis Committee, the Credit Underwriting Committee and the Asset/Liability Committee oversee the FHLBank’s risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

Credit Risk Management – Credit risk is defined as the risk that counterparties to the FHLBank’s transactions will not meet their contractual obligations. The FHLBank manages credit risk by following established policies, evaluating the creditworthiness of its counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is performed for all areas where the FHLBank is exposed to credit risk, whether that is through lending, investing or derivative activities. The FHLBank manages credit risk in its investment portfolios by purchasing long-term securities (maturities greater than one year) which carry the highest credit rating from the three NRSROs. The only deviation from the requirement is on purchases of securities of state HFAs, where the FHLBank requires that the HFA securities must receive at least the second highest credit rating from the NRSROs. Short-term securities, with a maturity of less than one year, must have the highest short-term credit rating from all of the NRSROs and the issuer must have at least an investment grade (fourth highest or better) long-term credit rating. As a standard practice, the FHLBank reduces its credit line to a counterparty as the counterparty’s credit rating diminishes.

The FHLBank continuously evaluates individual securities for potential losses for both those at an unrealized loss position and for any other securities in which there is evidence of a potential decline. This evaluation considers numerous factors including the length of time and extent to which the fair value has been less than book value, if applicable; the impact of changes in credit ratings (i.e., rating agency downgrades); our intent and ability to hold the security until such time as all amounts due are collected; credit enhancement protection on MBS/CMO securities; and, in some situations, an analysis of cash flows based on a probability of default, a loss severity factor and prepayment assumptions. More specifically, the FHLBank evaluates the credit risk in every security in its private issue MBS/CMO portfolio with increasing levels of analysis performed as the risk characteristics show deterioration. We qualitatively consider all available information when assessing whether impairment is other-than-temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As of September 30, 2008, the FHLBank owned $1.1 million, $2.5 million and $1.3 million of book value in private issue MBS/CMOs that were rated BBB, BB and B, respectively, by the NRSROs (in the event of a split rating the FHLBank uses the lowest rating published). These $4.9 million of securities were downgraded because the credit support for these securities is being provided by a monoline mortgage insurance company which had its credit rating lowered to CCC during the first nine months of 2008. Also as previously mentioned, during the first nine months of 2008, the FHLBank experienced a significant decline in the estimated fair values of its held-to-maturity MBS/CMO portfolios, primarily in the private issue MBS/CMO portfolio. For more detailed information see Item 2 “Financial Condition – Investments.” Management believes that this decrease in estimated fair value of the MBS/CMO portfolios is a temporary market condition resulting from the turmoil in the financial markets and not from changes in market interest rates or out of concern for credit losses on these specific bonds. Based on an analysis of the securities previously discussed, including the current security specific: (1) expected CPR; (2) CDR; (3) expected loss severity if a loan goes into default and foreclosure; (4) credit enhancement protection for the class or tranche owned; and (5) other relevant factors such as the underlying mortgage loan types, the FHLBank expects to collect all amounts due according to the contractual terms of the individual securities and has the ability to hold the securities until such time (see Note 4 of the quarterly financial statements). This analysis is conducted on a quarterly basis and is subject to change as new information regarding delinquencies, severities, credit ratings, prepayments and other factors become available.

The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $45.9 million and $137.3 million at September 30, 2008 and December 31, 2007, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. The FHLBank held cash with a fair value of $59.9 million and $59.6 million as collateral at September 30, 2008 and December 31, 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

On September 15, 2008, Lehman Brothers Holdings, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Because Lehman Brothers Holdings, Inc. is guarantor of Lehman Brothers Special Financing (LESF) derivative transactions with the FHLBank, the FHLBank terminated and replaced derivative instruments outstanding with LESF on September 19, 2008. The FHLBank concluded that the new derivatives would be highly effective hedges both at inception and on an ongoing basis. The FHLBank terminated and replaced 248 derivative instruments with total notional and fair value (excluding accrued interest) amounts of $6,179.6 million and $(48.9) million, respectively, on September 19, 2008. The net realized gain (loss) on the derivative terminations was $0.7 million and was recorded in net gain (loss) on derivative and hedging activities on the Statement of Income. An additional five derivative instruments with total notional and fair value (excluding accrued interest) amounts of $145.0 million and $(1.2) million, respectively, were not replaced because they were to be called within one week of the termination date. Under the FHLBank’s International Swaps and Derivatives Association, Inc. (ISDA) agreement and related documents with LESF, the derivatives were settled on a net basis from the time that bankruptcy was declared through termination of the derivative agreements. As of September 30, 2008, the FHLBank had a net liability of $12.2 million, which includes the final settlement amount due LESF net of any cash collateral delivered and accrued interest, recorded in other liabilities on the Statement of Condition. On October 6, 2008, Lehman Brothers Financial Products, Inc. filed a petition for protection from its creditors in the United States Bankruptcy Court. Lehman Brothers Financial Products, Inc. was the counterparty on five of the FHLBank’s interest rate swaps with a notional amount of $137.2 million on October 5, 2008. On October 14, 2008, the FHLBank notified this counterparty that the FHLBank was declaring them in default under the terms of its ISDA master agreement with this counterparty and identified October 15, 2008, as the early termination date for all derivatives governed by this agreement. On October 15, 2008, the FHLBank terminated all derivatives outstanding with Lehman Brothers Financial Products and replaced them with new derivatives. The net realized loss on the derivative terminations was $1.1 million. In both instances, the Lehman Brothers entities had net exposure to the FHLBank as the termination of the derivatives resulted in a net amount being owed by the FHLBank to Lehman Brothers.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2008 is indicated in Table 31 (in thousands):

Table 31

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$0	$32,189	$11,831	$1,874	$45,894
Cash collateral held	0	8,293	10,590	0	18,883
Net positive exposure after cash collateral	0	23,896	1,241	1,874	27,011
Other collateral	0	0	0	1,874	1,874
Net exposure after collateral	$0	$23,896	$1,241	$0	$25,137

Notional amount	$730,194	$32,922,632	$3,002,428	$192,332	$36,847,586
_______
[1]    Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007 is indicated in Table 32 (in thousands):

Table 32

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$4,095	$116,989	$13,630	$2,537	$137,251
Cash collateral held	0	52,705	6,935	0	59,640
Net positive exposure after cash collateral	4,095	64,284	6,695	2,537	77,611
Other collateral	0	0	0	2,537	2,537
Net exposure after collateral	$4,095	$64,284	$6,695	$0	$75,074

Notional amount	$748,194	$26,584,251	$9,212,017	$107,782	$36,652,244
_______
[1]    Collateral held with respect to derivatives with member institutions represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Table 33 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2008:

Table 33

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Royal Bank of Scotland PLC	AA-	40.6%	58.2%
UBS AG	AA-	29.2	36.2
All other counterparties		30.2	5.6

Table 34 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007:

Table 34

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

Liquidity Risk Management – Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by its RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Agency regulations. The FHLBank maintained ready access to the capital markets during the first nine months of 2008 at very favorable rates for the majority of the period in spite of the liquidity/credit crisis in the financial markets. We experienced no liquidity issues and, in fact, the FHLBank System’s short-term borrowing costs decreased relative to other AAA-rated investment alternatives. As reflected in Tables 5 and 7, the FHLBank’s net interest spreads improved during 2008. The current favorable short-term borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) when financial market conditions stabilize and the flight to quality subsides. As mentioned previously, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship on September 7, 2008 and Lehman Brothers Holding, Inc. declared bankruptcy on September 15, 2008. Both of these events were catalysts to a worsening in financial market liquidity conditions. Investors began a flight to quality that caused costs in the Agency/GSE debt markets to increase and generally limited issuance at reasonable costs to short-term consolidated obligation discount notes. Issuance limitations persist due to less than optimal pricing levels available in the Agency/GSE debt market. At this time we are unable to predict when financial market conditions will stabilize, the general flight to quality will cease, or the Agency/GSE debt market disruption will subside. At this time of heightened liquidity concerns in the financial markets, the FHLBank has taken steps to increase its short-term liquidity in order to ensure we can meet member advance demands on an ongoing basis even without access to the consolidated obligations market. These actions include: (1) shortening the weighted average original days to maturity of our money market investments (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit and commercial paper) from 70.1 days as of June 30, 2008 to 33.4 days as of September 30, 2008 and to 37.3 days as of October 31, 2008; and (2) lengthening the weighted average original days to maturity of the FHLBank’s consolidated obligation discount notes outstanding from 42.8 days as of June 30, 2008 to 63.0 days as of September 30, 2008 and to 98.7 days as of October 31, 2008. This creates an asset-liability mismatch (assets shorter than liabilities) on the short end of the FHLBank’s balance sheet and has contributed at least partially to the shortening of the FHLBank’s DOE as of September 30, 2008. This asset-liability mismatch will also create a drag on the FHLBank’s net interest income in the fourth quarter because of the steepness of the very short end of the yield curve and the high cost of LIBOR-based funding (a portion of the extension of liabilities consists of LIBOR-based floaters and consolidated obligation bonds swapped to LIBOR). For more detailed information on the FHLBank’s liquidity risk management, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended September 30, 2008.

Recently Issued Accounting Standards
Issuance of FSP FAS 157-3: In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (herein referred to as “FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:
▪	A fair value measurement represents the price at which a transaction would occur between market participants at the measurement date;
▪
In determining a financial asset’s fair value, use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are unavailable; and

▪	Broker or pricing service quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset.

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. While revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate consistent with SFAS No. 154, Accounting Changes and Error Corrections (herein referred to as “SFAS 154”), the related disclosure provisions for this change in accounting estimate would not be required. The adoption of FSP FAS 157-3 did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of FSP FAS 133-1 and FIN 45-4: In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (herein referred to as “FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amended SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (herein referred to as “SFAS 133”) and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (herein referred to as “FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”). FSP FAS 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value, and recourse provisions. FSP FAS 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an FHLBank measures risk. The FHLBank does not currently enter into credit derivatives, but does have guarantees, including FHLBank joint and several liability on consolidated obligations with the other 11 FHLBanks and letters of credit issued on behalf of our members. FSP FAS 133-1 and FIN 45-4 is effective for periods ending after November 15, 2008. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

Issuance of SFAS 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (herein referred to as “SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of the statement shall be reported as a change in accounting principle in accordance with SFAS 154. SFAS 162 is effective November 15, 2008. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

Recent Developments
Regulatory Agency Actions
Federal Bank and Thrift Regulatory Agencies’ Proposal to Lower Risk Weights for Claims on, or Guaranteed by Fannie Mae and Freddie Mac: On October 27, 2008, the Federal Bank and Thrift Regulatory Agencies published a notice of proposed rulemaking which would lower the capital risk weighting of certain claims on or guaranteed by Fannie Mae and Freddie Mac from 20 percent to 10 percent. The notice specifically requested comments on the potential effects of the proposed rule on FHLBank debt, which are due by November 26, 2008. The FHLBank is analyzing the potential impact the proposal could have on its business activities.

Finance Agency Issues Interim Rule Allowing the Establishment of a Temporary Mortgage Refinance Program under an FHLBank’s Existing Set-Aside Authority: On October 17, 2008, the Finance Agency published an interim final rule in the Federal Register amending the Affordable Housing Program regulation to allow an FHLBank to establish a temporary mortgage refinance program under its existing set aside authority. The rule permits set-aside funds to be used for two new purposes. First, they may be used to reduce the outstanding principal balance of the refinanced loan below the maximum 90 percent loan-to-value ratio established by the HOPE for Homeowners Program to make monthly payments affordable for the household and, second, they may be used to pay Federal Housing Administration approved loan closing costs. Comments are due by December 16, 2008.

FDIC Program to Guarantee Newly Issued Senior Unsecured Debt: On October 14, 2008, the FDIC announced a program to guarantee newly issued senior unsecured debt (and the unsecured portion of any secured debt) issued by FDIC-insured institutions as well as bank, thrift and financial holding companies where such debt is issued on or before June 30, 2009. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would be provided for three years beyond that date, even if the liability has not matured. Additionally, the FDIC has agreed to guarantee funds in non-interest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009. The FDIC issued an interim final rule on October 29, 2008 that provides further detail on the guarantee program. The FHLBank is analyzing the potential impact, if any, these FDIC actions could have on its advances business and funding operations. Since announcement of the guarantee program, the cost of FHLBank consolidated obligation bonds and discount notes has increased relative to other types of debt. See Table 3 for information on the FHLBank’s spreads to both U.S. Treasury obligations and LIBOR as of the end of the months from June to October 2008. Comments on the interim final rule are due by November 13, 2008.

FDIC Risk-Based Assessment Proposal: On October 16, 2008, the FDIC published a proposed regulation that would increase the deposit insurance assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities above a specified level. This proposed rule is an attempt to restore the Deposit Insurance Fund to a reserve ratio of 1.15 percent over a five-year period. Any surcharge added to an FHLBank member’s deposit insurance assessment that includes FHLBank advances could adversely impact the attractiveness of FHLBank advances. Comments are due by November 17, 2008.

Finance Agency Provides Guidance on Prohibited Golden Parachute Payments: On September 16, 2008, the Finance Agency issued an interim final regulation providing guidance on prohibited golden parachute and indemnification payments. On September 19, 2008, the Finance Agency removed certain restrictions from the rule. On September 23, 2008, the Finance Agency rescinded the aspects of the rule pertaining to indemnification payments, but left intact the regulation as it pertains to golden parachute payments. Comments were due by October 31, 2008. In addition, pursuant to the provisions of the Recovery Act giving the Director of the Finance Agency the power and obligation to prevent FHLBanks from paying executive compensation that is not reasonable and comparable to other institutions, the FHLBanks have been directed, until told otherwise, to submit to the Acting Deputy for Federal Home Loan Bank Supervision all compensation actions relating to the five most highly compensated officers, at least four weeks in advance of any planned action by the board of directors.

Finance Agency Issues an Interim Final Regulation Concerning the Nomination and Election of Directors: On September 26, 2008, the Finance Agency published an interim final regulation to implement the provisions of the Recovery Act concerning the nomination and election of directors. The regulation substantially continues the prior rules governing elected director nominations, balloting, voting and reporting of results, while making certain modifications for the election of independent directors. The regulation: (1) requires that the elections for member and independent directors with terms commencing on January 1, 2009 be completed by year-end; (2) sets terms for each directorship commencing after January 1, 2009 at four years, except as adjusted to achieve staggering required by the Recovery Act; and (3) prescribes a process for conducting independent director and member director elections. With respect to independent director elections, under amended Section 7 of the Bank Act, each FHLBank is required to nominate candidates and the election from among the candidates is the right of the members of each FHLBank. Under the regulations, an FHLBank must consider anyone who applies using an application form prescribed by the Finance Agency and completed in accordance with the regulations' requirements. An independent director nominee must receive at least 20 percent of the number of votes eligible to be cast in the election. If no nominee receives 20 percent of the votes eligible to be cast in the election, the FHLBank must identify additional nominees and conduct elections until the directorship is filled. On October 22, 2008, FHLBank amended its Bylaws to reflect the requirements of the Recovery Act and Finance Agency regulations affecting director elections. Comments on the interim final regulation are due by November 25, 2008.

Agreement with United States Department of the Treasury
Entry into a Material Definitive Agreement with the United States Department of the Treasury: On September 9, 2008, FHLBank Topeka filed a Form 8-K disclosing that the FHLBank entered into a Lending Agreement (the “Agreement”) with the United States Department of the Treasury (Treasury). Each of the other 11 FHLBanks also entered into its own Lending Agreement with the Treasury that is identical to the Agreement entered into by the FHLBank. The FHLBanks entered into these Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF) that is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Agreement are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the Treasury, a list of eligible advance collateral, updated on a weekly basis. The amount of collateral can be increased or decreased (subject to the approval of the Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of mortgage-backed securities issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established though the Federal Reserve Bank of New York for the benefit of the Treasury. As of September 30, 2008, the FHLBank has not drawn on this available source of liquidity and does not anticipate any need to utilize the GSECF.

Changes in Financial Markets and Economic Conditions
The recent U.S. and global economic downturns evidenced by the disruption in the U.S. and international financial markets, recent legislative and regulatory actions related to the bailout of the U.S. financial system and guarantees of financial institutions by foreign governments, and the deterioration of the housing market have impacted the FHLBank in various ways. The impacts of these developments on the FHLBank are discussed throughout this Form 10-Q. Please see our “Risk Factors” described in Item 1A of our annual report on Form 10-K for a description of the risks related to the disruption in the capital and credit markets and other economic factors and their associated implications. The following is a summary of the more significant events and their impact on the FHLBank during the third quarter of 2008:

■
The FHLBank’s cost of issuing fixed rate callable and non-callable term debt have significantly increased relative to both U.S. Treasury obligations and LIBOR as a result of the continuing financial market turmoil, increased competition in the Agency/GSE and other related debt markets from new debt programs including those explicitly guaranteed by the U.S. and foreign governments, investors’ unwillingness to invest in term debt of almost any type, decrease in the holdings of FHLBank term debt and reduced demand for term debt from foreign central banks, and the conservatorship of Fannie Mae and Freddie Mac.

■
The spread between one- and three-month LIBOR and the overnight Federal funds target rate exceeded 3.00 percent at times during October 2008. This spread had dropped to a range of 0.50 to 0.75 percent for one-month LIBOR and 1.20 to 1.50 percent for three-month LIBOR by early November. This spread difference is of significance because: (1) the FHLBank uses consolidated obligation bonds swapped to LIBOR to fund a portion of its short-term fixed rate advance portfolio; (2) the cost of FHLBank short-term consolidated obligation discount notes has been favorable relative to LIBOR; and (3) the FHLBank generally prices its short-term fixed rate advances at a spread over its marginal cost of short-term consolidated obligation discount notes.

■
The decrease in short-term interest rates during the third quarter of 2008 and potential further decline going forward will lower the FHLBank’s return on invested capital. In addition, due to the increased costs of issuing fixed rate callable and non-callable term debt (relative to both U.S. Treasury obligations and LIBOR) and the steps taken by the FHLBank to reduce liquidity risk by expanding its liquidity position because of the financial market turmoil (shorten the FHLBank’s money market investments and increase the average maturity of its discount note funding), we expect the FHLBank’s net interest spreads and net income for the fourth quarter 2008 will be substantially lower than the first three quarters of 2008.

■
The continued financial market turmoil has increased spreads on mortgage-backed securities and resulted in illiquidity in the mortgage market. As a result, the estimated fair value of the FHLBank’s held-to-maturity MBS/CMO portfolios decreased significantly in the first nine months of 2008. While we consider the illiquidity in portions of the MBS/CMO market to be temporary, the market illiquidity has continued and even intensified during the third quarter and we cannot be certain when these conditions will be rectified. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current mortgage market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs.

■
The continued financial market turmoil, deterioration in housing prices and potential for a prolonged economic downturn, both in the U.S. and globally, are likely to have negative implications for the FHLBank and its members. These implications include: (1) a decrease in the value of MBS/CMOs and other securities, which may result in reduced collateral values for FHLBank advance capacity, (2) increased credit losses, which may result in deteriorating financial condition of our members, with the increased chance for regulatory actions/mergers/consolidations, and (3) lower loan demand resulting in fewer mortgage loans originated for collateral/sale into the MPF Program and less need for wholesale funding, including advances.

■
The competition for advances and other forms of wholesale funding has increased because of the new U.S. government guaranteed and government sponsored borrowing programs available to financial institutions. Member usage of these programs could reduce the demand for FHLBank advances.

There were no additional material changes to the previously disclosed legislation and regulatory developments during the quarter ended September 30, 2008.

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

Under the RMP approved by its Board of Directors, the FHLBank’s DOE is limited to a range of +5.0 to -5.0 assuming current interest rates. The FHLBank’s DOE is limited to a range of +7.0 to -7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the forward interest rate to positive non-zero values. Since the FHLBank’s model imposes a zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this Finance Agency requirement. Limiting the downward shock in this manner is referred to as a constrained shock scenario. Flooring interest rates has the effect of creating a yield curve which is flat at zero percent from the shortest maturity out to (in one previous time period) the five-year point on the yield curve. This creates a yield curve shape that is extremely unlikely to occur in reality and the application of this assumption has produced some distortion in the reported MVE and DOE in the down shocks. This restriction is reasonable because there is a limited potential for declines in interest rates when the rate environment is extremely low.

The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 35.

Table 35

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
09/30/2008	-0.4	-0.3	1.1	2.9	2.6	2.6
06/30/2008	1.5	2.4	3.3	3.3	1.1	2.4
03/31/2008	2.3	3.7	4.9	4.6	3.1	4.5
12/31/2007	1.9	2.3	3.0	1.7	-1.1	*
09/30/2007	4.2	4.0	2.8	0.6	-2.3	*
__________
* Constrained shocks are only applied in designated low-rate environments.

The DOE for September 30, 2008 of +1.1 in the base scenario has declined and is now inside management’s typical operating range of ±2.5. When comparing December 31, 2007 with September 30, 2008, the DOE in the base case and the up 200 basis point shock scenarios decreased primarily because of asset/liability actions taken by management, primarily the: (1) issuance of longer term callable fixed-rate consolidated obligations; and (2) the extension in the weighted average original maturities of discount notes outstanding. This course of asset-liability action effectively increased the duration of liabilities, thus decreasing the duration of equity by positioning the FHLBank’s balance sheet to be less asset sensitive. The effect of management’s actions was partially offset by the extension in duration of the MBS/CMO portfolios caused by: (1) extension in duration of the fixed-rate private issue MBS/CMO portfolio caused by the market value of the fixed-rate MBS/CMO portfolio decreasing as the market focus shifted from interest rate movements to concerns about credit risk and liquidity; and (2) the purchases of additional variable-rate Agency MBS/CMOs with embedded interest rate caps. When comparing September 30, 2007 with September 30, 2008, the DOE in the base case and the up 200 basis point instantaneous shock scenarios decreased primarily because of similar circumstances as described above in that actions taken by management effectively increased the duration of liabilities over this time period which reduced the asset sensitivity of its balance sheet as well as the overall increase in the FHLBank’s capital. In the down 200 instantaneous shock scenario for both time periods, the DOE increased primarily because of the extension in duration of the fixed-rate MBS/CMO portfolio caused by the decrease in the market value of the fixed-rate private issue MBS/CMO portfolio discussed previously.

Along with the decrease in interest rates and the shift to a more positively sloping yield curve during the past year, there has also been an increase in the volatility of interest rates, which tends to increase the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs. During the first nine months of 2008, FHLBank management issued long-term, fixed rate callable and non-callable consolidated obligations and purchased out-of-the-money interest rate caps to help offset the extension in the duration of its assets and thus help ensure that DOE remains within the approved limits, especially in the up shock scenarios. The FHLBank’s current and past purchases of interest rate caps and floors tends to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs acquired. Convexity is the measure of the exponential change in prices for a given change in interest rates or more simply stated it measures the rate of change in duration as interest rates change. When something is negatively convex, it means that its price increases at an increasingly slower rate in a declining interest rate environment and decreases in price at an increasingly faster rate in a rising interest rate environment. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. The FHLBank seeks to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity which offsets some or all of the negative convexity risk in its assets. While current capital market conditions make it much more challenging to manage the FHLBank’s market risk position, we continue to take measured asset/liability actions to stay within established policy. That said, though, we presently have no intentions of selling any MBS/CMO securities at the current market prices, which we believe are unduly depressed by general mortgage market conditions and are not reflective of the overall quality of the FHLBank’s MBS/CMO portfolios. The FHLBank’s DOE profile at September 30, 2008 shows that, all things being equal, its DOE will decrease if interest rates go up and will increase if interest rates go down. This leads us to conclude that any extension in our DOE from its current level is more likely to be the result of other market events such as further price deterioration in the estimated fair values of our MBS/CMO portfolios than the result of an increase or decrease in interest rates. Management continues to closely monitor the FHLBank’s DOE and expects to take additional steps in the fourth quarter of 2008 to manage DOE, including additional issuance of both callable and non-callable fixed rate consolidated obligations as conditions dictate. Any asset/liability actions, such as entering into derivatives or issuing additional callable and non-callable fixed rate consolidated obligations, will be targeted to reduce the FHLBank’s overall risk profile, but over time such actions are likely to increase the FHLBank’s cost of funds and thus negatively affect its future profitability.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 0.5 months and 1.4 months at September 30, 2008 and December 31, 2007, respectively. The decrease in duration gap during the first nine months of the year was the result of an increase in the duration of liabilities through the issuance of both callable and non-callable fixed rate consolidated obligation bonds and the extension in the weighted average original maturities of discount notes outstanding and the purchase of out-of-the-money interest rate caps to help offset the extension in the duration of assets (extension of private issue fixed rate MBS/CMOs and the purchase of variable rate Agency MBS/CMOs with embedded caps).

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. However, MVE should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank generally maintains a MVE within limits specified by the Board of Directors in the RMP, which stipulates that the ratio of market value of equity to book value of equity (MVE/BVE) be not less than 85 percent in the base scenario or 80 percent under a ±200 basis-point instantaneous shock in interest rates. Table 36 shows the MVE/BVE ratio for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. The increase in this ratio in most scenarios from December 31, 2007 to September 30, 2008 is a function of a number of offsetting factors, including: (1) the issuance of long-term, callable and non-callable, fixed rate consolidated obligation bonds funding the fixed rate MBS/CMO and mortgage loan portfolios (decreases MVE/BVE in down shock scenarios, but mostly positive in base and up shock scenarios, especially when coupled with factor 4 below); (2) a decrease in the market value of MBS/CMOs and MPF loans as a result of credit concerns related to subprime and Alt-A mortgages (a negative for MVE/BVE ratio, caused by the mortgage market disruptions); (3) reduced short-term consolidated obligation borrowing costs, which, while it is favorable for future business and spreads, results in unrealized losses on existing consolidated obligation discount notes (negative for MVE/BVE but somewhat small and transitory because of short-term nature of discount notes); and (4) increased long-term consolidated obligation borrowing costs, which is unfavorable for future business and spreads, but results in unrealized gains on existing consolidated obligation bonds (largest factor positively impacting MVE/BVE ratio). The FHLBank has minimal exposure to subprime and Alt-A mortgage loans in its MBS/CMO and MPF portfolios, but the prices of all mortgage assets are not immune to unfavorable price changes and are currently depressed. The FHLBank’s MVE/BVE ratio improved in all scenarios for the third quarter ended September 30, 2008 compared to the ratios reported as of December 31, 2007 with the exception of the down 100 instantaneous shock scenario in which the ratios were unchanged. As of September 30, 2008, the MVE/BVE ratios were in compliance with the limitations established in the FHLBank’s RMP.

Unrealized losses on the FHLBank’s held-to-maturity MBS/CMO portfolios increased significantly during the first nine months of 2008. The mortgage market disruptions have caused the FHLBank’s estimated fair values on its MBS/CMOs to fall below amortized cost on a large number of the FHLBank’s individual securities, particularly the private issue MBS/CMOs during the first quarter of 2008. The fair values of private issue MBS/CMOs continued to decline during the second and third quarters of 2008, but not as dramatically as the declines of the first quarter. Even the FHLBank’s Agency MBS/CMO portfolio was not immune to the declines in fair value, with most of the decline in fair values for this portfolio occurring during the third quarter of 2008. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current financial market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs that we believe are temporary. As a result of our analysis of these securities, including consideration of the current security specific: (1) expected CPR; (2) CDR; (3) expected loss severity if a loan goes into default and foreclosure; (4) credit enhancement protection for the class or tranche owned; and (5) other relevant factors such as the underlying mortgage loan types, the FHLBank believes that it will be able to collect all amounts due according to the contractual terms of the individual securities. (see Note 4 of the quarterly financial statements). The FHLBank also has the ability and intent to hold these securities until such time as it can collect its investment.

Table 36 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.

Table 36

Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
09/30/2008	91	91	91	93	98	98
06/30/2008	85	87	89	92	95	94
03/31/2008	78	80	83	87	92	96
12/31/2007	86	88	90	93	93	*
09/30/2007	85	89	92	94	93	*
__________
* Constrained shocks are only applied in designated low-rate environments.

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Hedges, designated as fair value or cash flow, are further evaluated to determine whether shortcut hedge accounting, as permitted under SFAS 133, paragraph 68, can be applied. For hedging relationships not designated for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses rolling regression analyses to assess the effectiveness of its long haul hedges. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements in the annual report on Form 10-K for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 37 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of September 30, 2008 (in thousands):

Table 37

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$95,000	$0	$95,000
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	67,000	0	0	67,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,059,000	0	0	2,059,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	1,178,732	0	0	1,178,732
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,499,841	0	0	6,499,841
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,653,852	0	0	1,653,852
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,034,000	0	6,034,000
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	109,961	109,961
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	103,357	0	0	103,357
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	875,000	0	0	875,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,601,000	0	0	4,601,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	765,000	0	0	765,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,852,000	0	0	4,852,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	2,510,000	0	0	2,510,000
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	1,890,000	0	0	1,890,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	3,089,100	0	0	3,089,100
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	0	10,000	0	10,000
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	154,743	0	0	154,743
TOTAL			$30,298,625	$6,439,000	$109,961	$36,847,586

Table 38 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of September 30, 2008 (in thousands):

Table 38

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$227	$0	$227
Interest rate risk associated with fixed rate callable advances	Fair Value Hedge	Rolling Regression	563	0	0	563
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(18,799)	0	0	(18,799)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(19,569)	0	0	(19,569)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(188,765)	0	0	(188,765)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(73,036)	0	0	(73,036)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	75,293	0	75,293
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	10,508	0	10,508
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(880)	(880)
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	(247)	0	0	(247)
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	(2,144)	0	0	(2,144)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	(18,145)	0	0	(18,145)
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	7,580	0	0	7,580
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	(27,255)	0	0	(27,255)
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	77,618	0	0	77,618
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(21,402)	0	0	(21,402)
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(81,233)	0	0	(81,233)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	0	0	0	0
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	90	0	0	90
TOTAL			$(364,744)	$86,028	$(880)	$(279,596)

Table 39 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2007 (in thousands):

Table 39

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

Table 40 presents the fair value (excluding accrued interest) of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2007 (in thousands):

Table 40

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

Internal Control over Financial Reporting. There were no material changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008.

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

3.2	Exhibit 3.2 to the current report on Form 8-K, filed October 22, 2008, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

Date: November 13, 2008	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: November 13, 2008	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer