Form 10-K
period 2008-12-31
Federal Home Loan Bank of Topeka
filed 2009-03-26
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 03/20/2009
Class A Stock, par value $100	6,229,550
Class B Stock, par value $100	14,469,178

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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:
▪	Economic and market conditions;
▪	Demand for FHLBank advances resulting from changes in FHLBank members’ deposit flows and/or credit demands;
▪	The volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1);
▪	Pricing of various mortgage finance products under the MPF Program by the MPF Provider since the FHLBank has only limited input on pricing through our participation on the MPF Governance Committee;
▪
Volatility of market prices, rates and indices that could affect the value of investments or collateral held by the FHLBank as security for the obligations of FHLBank members and counterparties to derivatives and similar instruments, or the FHLBank’s ability to liquidate collateral expediently in the event of a default by an obligor;

▪
Political events, including legislative, regulatory, judicial, or other developments that affect the FHLBank, its members, counterparties and/or investors in the consolidated obligations of the 12 FHLBanks;

▪
Competitive forces including, without limitation, other sources of funding available to FHLBank members including existing and newly created debt programs explicitly guaranteed by the U.S. government, other entities borrowing funds in the capital markets and the ability of the FHLBank to attract and retain skilled individuals;

▪
The pace of technological change and the ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks and operations of the FHLBank’s business effectively;

▪
Changes in domestic and foreign investor demand for consolidated obligations of the 12 FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities including existing and newly created debt programs explicitly guaranteed by the U.S. government;

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

1    "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

PART I

Item 1: Business

General
One of 12 FHLBanks, FHLBank Topeka is a federally chartered corporation organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). The FHLBank’s primary business is making collateralized loans and providing other banking services to member institutions and certain qualifying non-members (housing associates). The FHLBank is a cooperative owned by its members and is generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees and board of directors. The FHLBank is exempt from federal, state and local taxation except real property taxes. The FHLBank does not have any wholly- or partially-owned subsidiaries and the FHLBank does not have an equity position in any partnerships, corporations or off-balance sheet special purpose entities.

Since July 30, 2008, the FHLBank has been supervised and regulated by the Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government. Prior to July 30, 2008, the Federal Housing Finance Board (Finance Board) supervised and regulated the FHLBank. The Finance Agency is responsible for ensuring that the FHLBank carries out its housing finance mission, remains adequately capitalized and able to raise funds in the capital markets and operates in a safe and sound manner.

All federally insured depository institutions and insurance companies whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to become members of the FHLBank. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance. CFIs are defined in the Housing and Economic Recovery Act (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than $1 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index).

Members of the FHLBank are required to purchase capital stock in the FHLBank as a condition of membership and only members are permitted to purchase capital stock. All FHLBank capital stock transactions are governed by its capital plan implemented on September 30, 2004. The FHLBank’s capital plan is developed under, subject to and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of the outstanding capital stock of the FHLBank and may receive dividends on that stock. Former members own capital stock so long as they have outstanding business transactions with the FHLBank. A member must own capital stock in the FHLBank based on the amount of the member’s assets and the level of business activities it engages in with the FHLBank. As a result of these stock purchase requirements, the FHLBank conducts business with related parties in the normal course of its business. For disclosure purposes, the FHLBank includes in its definition of a related party any member institution (or successor) of the FHLBank that is known to be the beneficial owner of more than 5 percent of any class of FHLBank voting securities and any person who is, or at any time since the beginning of the FHLBank’s last fiscal year was, a director, advisory board consultant or executive officer of the FHLBank, among others. Information on business activities with related parties is provided in Tables 94 and 95 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The FHLBank’s primary business activities are providing collateralized loans, known as advances, to members and housing associates, and acquiring residential mortgage loans from or through members. By law, only certain general categories of collateral are eligible to secure FHLBank credit. The FHLBank also provides members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, derivative intermediation and cash management, as well as technical expertise in the asset/liability, risk management and housing/community development areas.

The FHLBank’s primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. The capital markets have traditionally considered the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have traditionally had ready access to funding at relatively favorable spreads to U.S. Treasuries.

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

Business Segments
The FHLBank currently does not segregate its operations by segments.

Advances
The FHLBank makes advances to members and housing associates based on the security of residential mortgages and other eligible collateral. Following is a brief description of the FHLBank’s standard advance product offerings:
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
▪
Adjustable rate advances are non-amortizing loans, which are: (1) prepayable with fee on interest rate reset dates, if the variable interest rate is tied to any one of a number of standard indices including the London Interbank Offered Rate (LIBOR), Treasury bills, Federal funds, or Prime; or (2) prepayable without fee if the variable interest rate is tied to one of the FHLBank’s short-term fixed rate advance products;

▪	Callable advances can have a fixed or variable rate of interest for the term of the advance and contain an option(s) that allows for the prepayment of the advance without a fee on specified dates;
▪	Amortizing advances are fixed rate loans, prepayable with fee, that contain a set of predetermined principal payments to be made during the life of the advance;
▪
Convertible advances are non-amortizing, fixed rate loans that contain an option(s) that allows the FHLBank to convert the fixed rate advance to a prepayable, adjustable rate advance that re-prices monthly based upon the FHLBank’s one-month short-term, fixed rate advance product. Once the FHLBank exercises its option to convert the advance, it can be prepaid without fee on the initial conversion date or on any interest rate reset date thereafter; and

▪
The standby credit facility is a variable rate, non-amortizing, prepayable, revolving standby credit line that provides a greater level of assurance that secured funding can be provided during a market disruption.

The FHLBank may create customized advances on request including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Note 9 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 76 through 79 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

The FHLBank also offers a variety of specialized advance products to address housing and community development needs. The products include advances priced at the FHLBank’s cost of funds plus reasonable administrative expenses, as well as advances priced at the FHLBank’s cost of funds. These advance products address needs for low-cost funding to create affordable rental and homeownership opportunities, and for commercial and economic development activities, including those that benefit low- and moderate-income neighborhoods. Refer to Item 1 – “Business – Other Mission-related Activities” for more details.

Table 1 summarizes the FHLBank’s advances outstanding by product as of December 31, 2008 and 2007 (in thousands):

Table 1

	12/31/2008		12/31/2007
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$7,810,283	22.3%	$6,751,375	21.2%
Short-term fixed rate advances	5,508,972	15.7	3,968,390	12.5
Regular fixed rate advances	7,379,766	21.1	8,402,504	26.4
Fixed rate callable advances	67,000	0.2	16,625	0.1
Fixed rate amortizing advances	645,972	1.9	477,331	1.5
Fixed rate callable amortizing advances	2,954	0.0	2,037	0.0
Fixed rate convertible advances	5,759,422	16.5	4,843,833	15.2
Adjustable rate advances	496,230	1.4	494,330	1.6
Adjustable rate callable advances	6,296,340	18.0	5,937,644	18.6
Customized advances:
Advances with embedded caps or floors	95,000	0.3	142,500	0.4
Standard housing and community development advances:
Regular fixed rate advances	504,754	1.4	411,514	1.3
Fixed rate amortizing advances	388,940	1.1	358,829	1.1
Fixed rate callable amortizing advances	635	0.0	125	0.0
Adjustable rate callable advances	28,505	0.1	46,724	0.1
Fixed rate amortizing advances funded through the Affordable Housing Program (AHP)	14	0.0	18	0.0
TOTAL PAR VALUE	$34,984,787	100.0%	$31,853,779	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

In addition to members, the FHLBank makes advances to certain non-members (housing associates). To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of some governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state housing finance agency (HFA). The FHLBank currently has three housing associates and all three are state HFAs.

The FHLBank, at the time it originates an advance, is required to obtain and maintain a security interest in collateral eligible in one or more of the following categories:
▪	Fully disbursed, whole first mortgages on 1-4 family residential property (not more than 90 days delinquent) or securities representing a whole interest in such mortgages;
▪
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage GSEs [including, without limitation, mortgage-backed securities (MBS) issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae)];

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

The FHLBank may require additional collateral at any time (whether or not such additional collateral would be eligible to originate an advance) or substitutions of collateral by the member or housing associate. As additional security for a member’s indebtedness, the FHLBank has a statutory lien upon that member’s FHLBank stock.

The Bank Act affords any security interest granted to the FHLBank by any member of the FHLBank, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, the claims of the FHLBank are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide the FHLBank a blanket lien covering substantially all of the member’s assets and consent for the FHLBank to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, the FHLBank normally does not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. The FHLBank takes control of all securities collateral through delivery of the securities to the FHLBank or an FHLBank-approved, third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), the FHLBank takes control of all collateral. In the event that the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, the FHLBank will take control of sufficient collateral to fully collateralize the member’s indebtedness to the FHLBank.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions, but also includes potential credit risk exposure to three housing associates. Tables 2 and 3 present information on the FHLBank’s five largest borrowers as of December 31, 2008 and December 31, 2007, respectively (in thousands). The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances.

Table 2

Borrower Name	City	State	Advance Par Value as of 12/31/2008	Percent of Total FHLBank Advances	2008 Advance Income	Percent of Total FHLBank Advance Income
U.S. Central Federal Credit Union[1]	Lenexa	KS	$5,370,000	15.4%	$102,613	9.0%
MidFirst Bank	Oklahoma City	OK	5,019,600	14.3	146,534	12.8
Security Life of Denver Ins.	Denver	CO	2,825,000	8.1	91,122	7.9
Capitol Federal Saving Bank	Topeka	KS	2,596,000	7.4	122,066	10.7
Pacific Life Insurance Co.	Omaha	NE	1,650,000	4.7	56,042	4.9
TOTAL			$17,460,600	49.9%	$518,377	45.3%
__________
[1]	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Table 3

Borrower Name	City	State	Advance Par Value as of 12/31/2007	Percent of Total FHLBank Advances	2007 Advance Income	Percent of Total FHLBank Advance Income
MidFirst Bank	Oklahoma City	OK	$5,741,000	18.0%	$278,964	18.9%
U.S. Central Federal Credit Union	Lenexa	KS	3,750,000	11.8	230,849	15.6
Security Life of Denver Ins. Co.	Denver	CO	3,075,000	9.7	149,564	10.2
Capitol Federal Savings Bank	Topeka	KS	2,746,000	8.6	135,193	9.2
Pacific Life Insurance Co.	Omaha	NE	1,650,000	5.2	29,836	2.0
TOTAL			$16,962,000	53.3%	$824,406	55.9%

As of March 20, 2009, U.S. Central Federal Credit Union had one advance outstanding in the amount of $872.0 million that matures on March 31, 2009. While we cannot specifically predict the level of U.S. Central Federal Credit Union's advance business with us for the remainder of 2009 and beyond, we anticipate that U.S. Central Federal Credit Union's advance balances and overall usage of advances will decline in 2009 as a result of its conservatorship. See Note 20 of the Notes to the Financial Statements included under Item 9 – "Financial Statements and Supplementary Data" and Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Advances" for more information.

Investments
The FHLBank maintains a portfolio of investments for liquidity and income purposes and to fully invest its capital within the established statutory and regulatory limits. The FHLBank maintains a portfolio of short-term loans to and investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit (CDs), bank notes and commercial paper. The FHLBank maintains a longer-term investment portfolio, which includes securities issued by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS that carry the highest ratings from Moody’s, Fitch or S&P at date of acquisition.

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

The Finance Agency limits the FHLBank’s total investment in MBS by requiring that the total book value of MBS owned by the FHLBank not exceed 300 percent of the FHLBank’s previous month-end total regulatory capital on the day it purchases the securities. The definition of total regulatory capital for the MBS limitation includes mandatorily redeemable capital stock, which is reclassified as a liability under generally accepted accounting principles in the United States of America (GAAP), but excludes other comprehensive income. Under Finance Board Resolution 2008-08, the FHLBanks were granted temporary authority to increase MBS up to 600 percent of previous month-end total regulatory capital under specific conditions. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for further discussion of Finance Board Resolution 2008-08 and actions taken by the FHLBank. The FHLBank is prohibited from purchasing:
▪	Interest-only or principal-only stripped MBS, CMOs, real estate mortgage investment conduits (REMICs) and eligible asset-backed securities (ABS);
▪	Residual-interest or interest-accrual classes of CMOs, REMICs and eligible ABS; and
▪
Fixed rate MBS, CMOs, REMICs and eligible ABS, or floating rate MBS, CMOs, REMICs and eligible ABS that on the trade date are at rates equal to their contractual cap or that have average lives which vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

Mortgage Loans Held for Portfolio
The FHLBank purchases or funds various mortgage products from or through its members under the MPF Program. Under the MPF Program, the FHLBank invests in qualifying five- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. Based upon members’ preferences, they may elect to retain or sell servicing rights. Subsequent to any private mortgage insurance (PMI), the FHLBank and the member share in the credit risk of the loans with the FHLBank assuming the first layer of loss coverage as defined by the First Loss Account (FLA). The member assumes mortgage loan losses in excess of the FLA up to the amount of the credit enhancement obligation (CE obligation) as specified in a master commitment agreement for each pool of mortgage loans purchased from the member. Any losses in excess of the FLA and the CE obligation will be the responsibility of the FHLBank. All loss allocations among members and the FHLBank are based upon specific pools of loans covered by each master commitment agreement between the two parties. Members’ CE obligations must be fully collateralized with assets considered acceptable by FHLBank policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

The MPF Program incorporates the following broad underwriting and eligibility guidelines with respect to MPF loans:
▪
Loans must be conforming loan size, which is established annually by the Finance Agency, as required by the Acquired Member Assets (AMA) Regulation and may not exceed the loan limits set each year by the Finance Agency for the other housing GSEs (e.g., Fannie Mae and Freddie Mac);

▪	Loans must be fixed rate, fully-amortizing loans with terms from 5 to 30 years (5 to 30 years for service retained loans and 10 to 30 years for service released loans);
▪	Loans are required to be secured by first liens on residential, owner-occupied, primary 1-4 family residences and second homes (primary residences may be up to four units);
▪
Condominiums, planned unit developments and manufactured homes are acceptable property types as are mortgages on leasehold estates (although manufactured homes must be on land owned in fee simple by the borrower);

▪
A maximum loan-to-value ratio (LTV) of 95 percent is permitted, except for FHLBank approved AHP mortgage loans which may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value to the total amount of all mortgages outstanding against a property) and Government MPF Loans, which may not exceed the LTV limits established by the FHA, VA, HUD Section 184 and USDA GRH Section 502;

▪
For each conventional mortgage, which has a LTV of more than 80 percent, standard mortgage insurance issued by an MPF-approved mortgage insurer with no lower than a “AA-” rated claims paying ability assigned by S&P is required;

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

▪	The mortgage documents, mortgage transaction, and mortgaged property must comply with all applicable laws, and loans must be documented using standard Fannie Mae/Freddie Mac uniform instruments;
▪	Loans that cannot be rated by a rating agency are not eligible for delivery under the MPF Program; and
▪
Loans that are classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws are not eligible.

A participating member is referred to as a Participating Financial Institution (PFI). Each PFI deals directly with the FHLBank in offering individual or pools of eligible mortgage loans for sale to or funding through the FHLBank under the MPF Program. The FHLBank in turn may purchase or fund some or all of the eligible loans and may offer participations in these mortgage loans to other MPF FHLBanks. The FHLBank has not sold any participation interests in MPF loans to any other FHLBank for the three-year period ended December 31, 2008. Securitized loan pools are not acceptable mortgage assets under the MPF Program. Every PFI provides a measure of credit-loss protection to the FHLBank on mortgage loans generated by the PFI through the MPF Program. In return, the PFI receives a credit enhancement fee (CE fee), which is paid to the PFI monthly based upon the unpaid principal balance of MPF loans outstanding. The credit risk of the mortgage loans is managed by distributing potential credit losses into certain layers and allocating that risk between the borrower, private mortgage insurer, FHLBank and the PFI.

Under the MPF Program, the first layer of potential credit loss is absorbed by the borrower’s equity in the real estate securing the loan. As is customary for conventional mortgage loans, PMI is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the borrower’s equity layer, including any PMI, are absorbed by the FHLBank up to the FLA predefined limit for each pool of mortgages covered by a master commitment agreement. If losses beyond the FLA layer are incurred for a pool, they are absorbed by the PFI through the CE obligation for that pool provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by the PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the PFI receives monthly CE fees from the FHLBank. The size of each PFI’s CE obligation for a master commitment agreement is calculated on the pool of mortgage loans sold into the MPF Program by the PFI in such a way that the FHLBank is in a position equivalent to that of an investor in a AA-rated MBS. The CE obligation of the PFI and the CE fee paid by the FHLBank are integral parts of the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. The actual loss allocation between each PFI and the FHLBank is based upon the specific pool of mortgage loans covered by each master commitment agreement between the two parties.

Since the inception of the MPF Program, the FHLBank has incurred minimal credit losses on MPF loans that have been acquired under the Program. Credit losses under the FLA are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss and how the components of the loss are recognized. Under the FLA, a credit loss is the difference between the recorded loan value and the total proceeds received from the sale of an MPF property after paying any associated expenses. The credit loss is recognized upon sale of the mortgaged property. For financial reporting purposes, when an MPF loan is deemed a loss loan, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Other Real Estate Owned (OREO) expenses in the current period.

A PFI can take advantage of the MPF Program either by selling previously closed loans to the FHLBank or by providing loans on a flow basis. A flow basis loan is also referred to as a “table funded loan,” which means that the PFI has the FHLBank’s funds available to make the mortgage loan to the borrower; the PFI closes the loan “as agent” for the FHLBank and never owns the loan. A variety of MPF products have been developed to meet the differing needs of the FHLBank’s members, but they are all premised on the same risk-sharing concept.

The FHLBank currently has loans or loan commitments under various product types designated as Original MPF, MPF 100, MPF 125, MPF Plus and Original MPF for Government Loans, which are described below:
▪
Under Original MPF (closed loans), the first layer of shared loss is absorbed by the FHLBank’s FLA. The FLA for this product increases monthly based upon a percentage of the unpaid principal of outstanding mortgage loans (four basis points per annum) over the life of a master commitment agreement for the applicable pool of loans. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. Any loan losses beyond the first two shared loss layers for each master commitment are absorbed by the FHLBank;

▪
Under MPF 100 (table funded loans), the first layer of shared loss is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 basis points) of the aggregate principal balance of the loans funded. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. Any loan losses beyond the first shared loss two layers are absorbed by the FHLBank;

▪
Under MPF 125 (closed loans), the first layer of shared loss is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 basis points) of the aggregate principal balance of the loans funded. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. Any loan losses beyond the first two shared loss layers are absorbed by the FHLBank;

▪
Under MPF Plus (closed loans), the first layer of shared loss is absorbed by the FHLBank’s FLA, which is equal to a specified percentage of the aggregate principal balance of loans in the pool as of the sale date. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. The PFI meets all or a portion of its CE obligation through a supplemental mortgage insurance (SMI) policy. Additional losses not covered by the FLA, the SMI policy or any remaining PFI CE obligation not covered by the SMI are absorbed by the FHLBank; and

▪
Under Original MPF for Government Loans (closed loans), the loans are insured or guaranteed by the FHA, VA, HUD or RHS. This program has no FLA or CE obligation. The PFI is responsible for all unreimbursed servicing expenses.

For all of the above MPF products except Original MPF for Government Loans, the PFI’s CE obligation is calculated to provide a second loss credit enhancement up to a “AA” rating equivalent for the pool of mortgages. As mentioned previously, any loss allocation between each PFI and the FHLBank is based upon the specific pool of loans covered by each master commitment between the two parties.

Table 4 includes the percentage of principal outstanding balance by each MPF product in the FHLBank’s MPF loan portfolio as of December 31, 2008, 2007 and 2006:

Table 4

	12/31/2008	12/31/2007	12/31/2006
Original MPF	56.2%	52.1%	48.1%
MPF 100	4.4	0.8	0.8
MPF 125	17.5	21.0	23.0
MPF Plus	15.4	22.4	25.4
Original MPF for Government Loans	6.5	3.7	2.7
NET PRINCIPAL OUTSTANDING	100.0%	100.0%	100.0%

The FHLBank’s FLA for an Original MPF product master commitment is initially zero on the day the first MPF loan is purchased, but increases monthly over the life of that master commitment. The monthly addition is calculated by taking the unpaid principal balance of loans on the FHLBank’s books (prorated) at the end of the month multiplied by four basis points (bps) and dividing that product by 12. This calculation is completed for each master commitment. Master commitments are generally considered loan pools for the purposes of FLA, credit enhancements and loan loss allocations. The FHLBank’s FLA for the MPF 100 and MPF 125 product master commitments is calculated by taking 100 bps times the loan amount funded or purchased. In the event of a loss on the sale of a foreclosed property, the FHLBank’s FLA absorbs losses after the coverage provided by the borrower’s equity in the property and PMI, if applicable. The FHLBank’s final exposure to risk in each of the MPF products listed, except Original MPF for Government Loans, is subject to the amount of CE obligation borne by the PFI for the specific loan pool.

Table 5 presents a comparison of the different characteristics for each of the MPF products as of December 31, 2008:

Table 5

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset?[1]	Servicing Fee to PFI
Original MPF	4 basis points added each year based on the unpaid balance	After FLA, to bring to the equivalent of “AA”	10 basis points/year paid monthly	No	25 basis points/year

MPF 100	100 basis points fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 basis points/year paid monthly; performance based after 3 years	Yes; after first 3 years, to the extent recoverable in future years	25 basis points/year

MPF 125	100 basis points fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 basis points/year paid monthly; performance based	Yes; to the extent recoverable in future years	25 basis points/year

MPF Plus	Sized to equal expected losses	0 to 20 basis points after FLA and SMI, to bring to the equivalent of “AA”	7 basis points/year plus 6 to 7 basis points/year; performance based (delayed for 1 year); all fees paid monthly	Yes; to the extent recoverable in future years	25 basis points/year

Original MPF Government Loans	N/A	N/A (Unreimbursed servicing expenses only)	N/A2	N/A	44 basis points/year

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]	Two government master commitments have been grandfathered and paid 2 basis points/year. All new government master commitments are not paid a CE fee.

Table 6 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2008:

Table 6

Product Name	FLA	CE Obligation Calculation
Original MPF	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	AA equivalent – FLA-SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.
[2]	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.
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

[5]	PCE represents the CE obligation that the PFI wishes to retain rather than covering with SMI. Under this MPF product the retained amount can range from 0 to 20 bps.

In order to increase the balance of our mortgage loans held for portfolio and widen the geographic distribution of those mortgages, the FHLBank acquired out-of-district MPF mortgage loans through participation in MPF Plus master commitment agreements that the Federal Home Loan Bank of Chicago (FHLBank of Chicago) entered into with one of its PFIs during 2004. The out-of-district participation percentage was negotiated for each master commitment agreement and could be amended if both FHLBank Topeka and the FHLBank of Chicago agreed to the changes. In addition to owning a percentage share of each mortgage loan sold, the FHLBank is responsible for that participation percentage share of the FLA, which is typically around 35 bps for MPF Plus master commitment agreements. The CE obligations of the PFI and the CE fees paid by the FHLBank are integral parts of the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. The FHLBank acquired out-of-district MPF Program mortgage loans totaling $878,918,000 during 2004 through this participation arrangement. The FHLBank of Chicago retained an average participation of 61.1 percent in 2004 loans purchased. The participated mortgage loans were purchased at the same prices as those for similar MPF Program products. No out-of-district mortgage loans were acquired through the FHLBank of Chicago or any other FHLBank during 2005, 2006 or 2007, but the FHLBank did purchase $231.9 million in mortgage loans during 2008 as described in the following paragraph.

On April 23, 2008, the FHLBank of Chicago announced that it would no longer purchase mortgage loans from its PFIs under the MPF Program after July 31, 2008. In anticipation of the FHLBank of Chicago ceasing to purchase mortgage loans after July 31, 2008 and in order to minimize potential disruptions in the MPF Program, the FHLBank executed a short-term agreement on July 1, 2008 with the FHLBank of Chicago to acquire up to $300 million in Participation Interests in mortgage loans originated by PFIs in the Chicago district. Under the agreement, all delivery commitments from the Chicago district PFIs were to be issued between July 1 and October 31, 2008. As of the end of 2008, the FHLBank had acquired $231.9 million of out-of-district mortgage loans under this agreement. On September 23, 2008, the FHLBank of Chicago officially announced to its members the rollout of an MPF product (MPF Xtra) that would provide its members with access to the secondary mortgage market without adding to the interest rate risk on the FHLBank of Chicago’s balance sheet. An agreement was executed with Fannie Mae as the first non-FHLBank investor in MPF assets, and participation by Chicago PFIs was made available beginning November 1, 2008.

Quarterly, the FHLBank’s Credit Risk Analysis department performs and documents a financial analysis of all out-of-district PFIs through which the FHLBank has purchased loan participations. This analysis addresses the PFI’s capital, asset quality and earnings. This review also includes a reconfirmation that the PFI continues to meet the four suitability standards/ratios used initially in the PFI approval process. The four suitability standards and their acceptable parameters are: (1) leverage capital ratio greater than or equal to 5 percent; (2) risk-based capital ratio greater than or equal to 9 percent; (3) loan loss reserves to non-performing loans ratio greater than or equal to 75 percent; and (4) non-performing assets to net loans ratio less than or equal to 2 percent. If the PFI fails either of the asset quality ratios (last two of the four parameters), further analysis is conducted on the ratios to determine if only 1-4 family real estate loans are included in the calculation. If the analysis discloses any area of significant concern about the PFI’s operations or condition, the analysis is presented to the FHLBank’s Credit Underwriting Committee to determine if any further actions, such as discontinuing mortgage loan purchases from the out-of-district PFI, are warranted.

FHLBank Topeka does not provide servicing of the acquired mortgage loans. However, the MPF Program allows the PFI to sell the servicing to an MPF-approved servicer. The approved servicer pays the PFI a service-released premium by the fifth business day of the month following the servicer’s boarding the loan onto its servicing system. Also, a PFI may subcontract the servicing function to an approved MPF subservicer. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide.

To date, two Topeka district PFIs have been approved to acquire servicing rights under the MPF Program on a concurrent basis. This limitation may reduce the attractiveness of the MPF Program to potential PFIs that do not want to retain servicing. A PFI may negotiate with other PFIs to purchase servicing rights.

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

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are the FHLBank’s primary sources of liabilities and represent the principal funding source used by the FHLBank to fund its advances and mortgage programs and to purchase investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. Consequently, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have historically had relatively stable access to funding at relatively favorable spreads to U.S. Treasuries. The FHLBank’s ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, helps the FHLBank in attempting to manage its balance sheet effectively and efficiently. Moody’s currently rates the FHLBank consolidated obligations Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the 12 FHLBanks’ status as GSEs, which generally implies the expectation of a very high degree of support by the U.S. government even though its obligations are not guaranteed by the U.S. government.

One of the key measures of performance for a financial institution is the measure of the ability of the institution to cover or make the required payments on its fixed charges. However, for the FHLBank, as interest rates increase so do fixed charges (interest expense), causing the ratio of earnings to fixed charges to decline. Table 7 documents the FHLBank’s ratio of earnings to fixed charges computation for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

Table 7

	2008	2007	2006	2005	2004
Income before assessments	$38,777	$204,816	$186,041	$185,627	$127,989
Add: fixed charges[1]	1,642,925	2,517,128	2,238,914	1,500,725	798,103
Total earnings	$1,681,702	$2,721,944	$2,424,955	$1,686,352	$926,092
Fixed charges[1]	$1,642,925	$2,517,128	$2,238,914	$1,500,725	$798,103
Ratio of earnings to fixed charges[2]	1.02	1.08	1.08	1.12	1.16

[1]
Fixed charges consist of interest expense including amortization of premiums, discounts and concessions related to indebtedness – See Item 8 “Financial Statements and Supplementary Data” for additional information.

[2]	The ratio of earnings to fixed charges has been computed by dividing total earnings by fixed charges.

Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt under section 11(a) without Finance Agency approval. The FHLBank is primarily and directly liable for the portion of consolidated obligations issued on its behalf. In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks under section 11(a). The Finance Agency, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. If the principal or interest on any consolidated obligation issued on behalf of an individual FHLBank is not paid in full when due, the FHLBank may not pay dividends to, or redeem or repurchase shares of stock from, any member of that individual FHLBank.

On April 18, 2006 in Finance Board Resolution Number 2006-06, the Finance Board voted to approve a request from the FHLBank of Chicago to issue subordinated debt for which it would be the sole obligor. Consistent with the resolution, the FHLBank of Chicago issued $1.0 billion in subordinated debt in June 2006 as part of a plan to facilitate an orderly redemption by the FHLBank of Chicago of excess stock held by its member institutions. As of the date of this filing, the FHLBank of Chicago had $1.0 billion of 10-year subordinated notes outstanding.

Prior to 2009, the FHLBank did not incur any direct obligation with respect to consolidated obligations unless it agreed in advance to accept the funding, pursuant to Finance Agency regulations. In some issuance situations, the FHLBank may receive all of the proceeds from a particular issuance of consolidated obligations, but in other cases the proceeds may be divided among several FHLBanks. In addition to an explicit agreement to accept funding, the FHLBank agreed in the fourth quarter of 2008 to accept its allocation of proceeds from the issuance of FHLBank mandated global bullet consolidated obligations (fixed rate, non-callable debt issuances of $1 billion or more) after January 1, 2009. This allocation might be based on the needs specified by the FHLBank, but it also might be based on relative capital of the FHLBank if FHLBank system demand is below the minimum size of issuance. This agreement resulted from the FHLBank system decision made in the fourth quarter of 2008 to adopt a monthly calendar for scheduled 2009 mandated global bullet consolidated obligation issuance.

Table 8 presents the par value of the FHLBank’s consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2008 and 2007 (in millions):

Table 8

	12/31/2008	12/31/2007
Par value of consolidated obligations of the FHLBank	$53,338	$51,199

Par value of consolidated obligations of all 12 FHLBanks	$1,251,542	$1,189,706

Finance Agency regulations provide that the FHLBank must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:
▪	Cash;
▪	Obligations of, or fully guaranteed by, the U.S government;
▪	Secured advances;
▪	Mortgages, which have any guaranty, insurance or commitment from the U.S. government or any agency of the U.S. government;
▪
Investments described in Section 16(a) of the Bank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

▪
Other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on consolidated obligations, except securities specifically prohibited in the Investments section of Item 1 – “Business – Investments.”

Table 9 illustrates the FHLBank’s compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding for December 31, 2008 and 2007 (in thousands):

Table 9

	12/31/2008	12/31/2007
Total non-pledged assets	$58,416,608	$55,120,118
Total carrying value of consolidated obligations	$53,683,046	$51,109,456

Ratio of non-pledged assets to consolidated obligations	1.09	1.08

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

Consolidated bonds are generally issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Federal Funds Effective Rate, Constant Maturity Treasury (CMT) and 11th District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which may result in complex coupon payment terms and call features. Normally, when such a complex consolidated bond is issued, the FHLBank simultaneously enters into a derivative containing offsetting features to synthetically convert the terms of the complex bond to a simple variable rate bond tied to one of the standardized indices.

Consolidated Discount Notes. The Office of Finance also sells consolidated discount notes on behalf of the FHLBanks to meet short- term funding needs. These securities have maturities up to one year and are offered daily through certain securities dealers in a discount note selling group. In addition to the daily offerings of discount notes, the FHLBanks auction specific amounts of discount notes with fixed maturity dates ranging from four to 26 weeks through competitive auctions held twice a week utilizing the discount note selling group. The amount of discount notes sold through the auctions varies based upon market conditions and on the funding needs of the FHLBanks. Discount notes are sold at a discount and mature at par.

Use of Derivatives
The Finance Agency’s Financial Management Policy (FMP) and the FHLBank’s Risk Management Policy (RMP) establish guidelines for the use of derivatives by the FHLBank. The FHLBank can use interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts and other derivatives as part of its interest-rate risk management and funding strategies. These policies, along with Finance Agency regulations 12 CFR Part 956.5 and Part 956.6, prohibit trading in or the speculative use of derivatives and limit credit risk arising from derivatives. In general, the FHLBank has the ability to use derivatives only to reduce funding costs for consolidated obligations and to manage other risk elements such as: interest-rate risk, mortgage prepayment risk, unsecured credit risk and foreign currency risk.

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

To reduce funding costs, the FHLBank frequently executes derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions). This allows the FHLBank to create synthetic variable rate debt at a cost that is often lower than the cost of a comparable variable rate cash instrument issued directly by the FHLBank. This strategy of issuing bonds while simultaneously entering into derivatives enables the FHLBank to more effectively fund the FHLBank’s variable rate assets and, in some instances, allows the FHLBank to offer a wider range of attractively priced advances to its members than would otherwise be possible. The continued attractiveness of these swapped consolidated obligation bond transactions depends on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, the FHLBank may alter the types or terms of the bonds issued and derivatives transacted to better match its assets and meet its customer needs.

The FHLBank uses interest rate caps and floors, swaptions and callable swaps to manage hedge prepayment and option risk on the MBS and CMOs held in the FHLBank’s held-to-maturity portfolio. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting under SFAS 133. The derivatives are marked-to-market through earnings. The FHLBank frequently purchases interest rate caps with various terms and strike rates to manage embedded interest rate caps in variable rate MBS and CMOs. During 2008, the FHLBank significantly increased its purchases of variable rate Agency CMOs with embedded interest rate caps. As a result, we also significantly increased our purchases of interest rate caps to offset the interest-rate risk of the embedded caps.

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

Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (herein referred to as “SFAS 133”).

Deposits
The Bank Act allows the FHLBank to accept deposits from its members, housing associates, any institution for which it is providing correspondent services, other FHLBanks or other government instrumentalities. The FHLBank offers several types of deposit programs to its members and housing associates including demand, overnight and term deposits.

Liquidity Requirements. To support deposits, Finance Agency regulations require the FHLBank to have an amount equal to its current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. In addition, the FHLBank must meet the liquidity guidelines outlined in its RMP. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management” for further discussion of the FHLBank’s liquidity requirements and steps taken by the FHLBank in the third and fourth quarter of 2008 to increase liquidity.

Capital, Capital Rules and Dividends
The FHLBank’s capital stock and retained earnings also provide a source of funding. For the years ended December 31, 2008 and 2007, approximately 4.2 percent and 4.1 percent, respectively of the FHLBank’s assets, on average, were funded by total capital.

FHLBank Capital Adequacy and Form Rules. The GLB Act allows the FHLBanks to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months’ written notice from the member, and Class B stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict the ability of the FHLBanks to effectuate such redemptions. Membership is voluntary. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to utilize the FHLBank’s credit and mortgage finance products. Members that withdraw from membership may not reapply for membership for five years.

The GLB Act and the Finance Agency rules and regulations define total capital for regulatory capital adequacy purposes as the sum of an FHLBank’s permanent capital, plus the amounts paid in by its stockholders for Class A stock; any general loss allowance, if consistent with GAAP and not established for specific assets; and other amounts from sources determined by the Finance Agency as available to absorb losses. The GLB Act and Finance Agency regulations define permanent capital for the FHLBanks as the amount paid in for Class B stock plus the amount of an FHLBank’s retained earnings, as determined in accordance with GAAP.

Under the GLB Act and the Finance Agency rules and regulations, the FHLBank was subject to risk-based capital rules effective September 30, 2004, when the FHLBank’s capital plan was implemented. Only permanent capital can satisfy the FHLBank’s risk-based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a 4 percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. The FHLBank may not redeem or repurchase any of its capital stock without Finance Agency approval if the Finance Agency or the FHLBank’s Board of Directors determines that the FHLBank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the FHLBank, even if the FHLBank is in compliance with its minimum regulatory capital requirements (risk-based, leverage and total capital). Therefore, a stockholder’s right to redeem its excess shares of capital stock is conditional on, among other factors, the FHLBank maintaining its compliance with the three regulatory capital requirements: risk-based, leverage and total capital.

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

Consistent with Finance Board guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, the FHLBank adopted a retained earnings policy, which provides guidelines to assess the adequacy of its retained earnings in light of alternative possible future financial and economic scenarios. The FHLBank’s retained earnings target is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The FHLBank’s retained earnings policy includes detailed calculations of four components: (1) market risk, which is based upon the FHLBank’s projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary for the FHLBank to pay three-month LIBOR over the period); (2) credit risk, which requires that retained earnings be sufficient to credit enhance all of the FHLBank’s assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated); (3) operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and (4) SFAS 133 volatility, which is the projected income impact of SFAS 133 under 100-basis-point shocks in interest rates (maximum SFAS 133 loss under up or down shocks). The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings target calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 10 and 11 reflect the quarterly retained earnings target calculations utilized during 2008 and 2007 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 10

Retained Earnings Component (based upon prior quarter end)	12/31/2008	09/30/2008	06/30/2008	03/31/2008
Market Risk (dividend paying capacity)	$45,445	$0	$0	$6,814
Credit Risk	51,404	33,770	35,572	40,340
Operations Risk	29,055	10,131	10,672	14,146
SFAS 133 Volatility	39,140	24,584	1,807	7,520
Total Retained Earnings Target	165,044	68,485	48,051	68,820
Retained Earnings at End of Quarter	156,922	231,843	233,773	207,202
Overage (Shortage)	$(8,122)	$163,358	$185,722	$138,382

Table 11

Retained Earnings Component (based upon prior quarter end)	12/31/2007	09/30/2007	06/30/2007	03/31/2007
Market Risk (dividend paying capacity)	$0	$179	$0	$0
Credit Risk	40,790	37,867	34,557	39,546
Operations Risk	12,237	11,414	10,367	11,864
SFAS 133 Volatility	9,371	7,866	7,840	7,292
Total	62,398	57,326	52,764	58,702
Retained Earnings at End of Quarter	208,763	196,922	186,505	179,174
Overage (Shortage)	$146,365	$139,596	$133,741	$120,472

Under the FHLBank’s retained earnings policy, any shortage of actual retained earnings with respect to the retained earnings target is to be met over a period generally not to exceed two years from the quarter-end calculation. The policy also provides that meeting the established retained earnings target shall have priority over the payment of dividends, but that the Board of Directors must balance dividends on capital stock against the period over which the retained earnings target is met. The retained earnings target level fluctuates from period to period because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein at that point in time. The December 31, 2008, retained earnings target, in particular the market risk component, was significantly distorted by the relationship between the Federal Open Market Committee’s target rate for overnight Federal funds and three-month LIBOR as of the calculation date (retained earnings target used for the fourth quarter was calculated as of September 30, 2008, when the overnight Federal funds target rate was 2.00 percent and three-month LIBOR was 4.05 percent; refer to Table 15 for average overnight Federal funds target rate and three-month LIBOR for 2007 and 2008, and as of December 31, 2008 and 2007). The elevated level of the market risk component was deemed to be an aberration in market conditions at the time of its calculation and did not impact the dividends paid in the fourth quarter 2008. The FHLBank’s SFAS 133 volatility component of the retained earnings target increased during 2008 as the FHLBank significantly increased its purchases of variable rate Agency CMOs with embedded interest rate caps and purchases of interest rate caps to offset the interest-rate risk of the embedded caps. While we expect that the market risk component of the retained earnings target to decrease in future periods, the SFAS 133 volatility component is likely to stay elevated because of the increased usage of these economic hedge instruments.

Tax Status
Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, the FHLBank is obligated to make payments to the Resolution Funding Corporation (REFCORP) in the amount of 20 percent of net earnings after operating expenses and AHP expenses. In addition, the 12 FHLBanks must set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP are equivalent to an effective minimum income tax rate of 26.5 percent, but this effective rate will be higher depending upon the amount of interest expense for mandatorily redeemable capital stock recorded by the FHLBank during the year. For the periods ended December 31, 2008, 2007 and 2006, the FHLBank’s interest expense for mandatorily redeemable capital stock was $609,000, $2,101,000 and $2,594,000, respectively, which did not significantly change the FHLBank’s effective tax rate for 2008, 2007 or 2006. The combined REFCORP assessments and AHP expenses were $10.3 million, $54.5 million and $49.6 million for the periods ended December 31, 2008, 2007 and 2006, respectively. Because of the FHLBank’s tax-exempt status, cash dividends paid to members do not qualify for the corporate dividends received deduction.

Other Mission-related Activities
In addition to supporting residential mortgage lending, one of the core missions of the FHLBank is to support related housing and community development. The FHLBank administers and funds a number of targeted programs specifically designed to fulfill that mission. These programs have provided housing opportunities for thousands of very low-, low- and moderate-income households and strengthened communities primarily in Colorado, Kansas, Nebraska and Oklahoma.

Affordable Housing Program (AHP). Amounts specified by the AHP requirements described in Item 1 – “Business – Tax Status” are reserved for this program. AHP provides cash grants or subsidizes the interest rate on FHLBank advances to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction or rehabilitation of very low-, low- and moderate-income owner occupied or rental housing. In the case of a subsidized advance, the amount charged against the AHP liability is the present value of the differences in cash flows between the AHP advance and a hypothetical advance with an interest rate based upon the FHLBank’s estimated cost of funds rate for a comparable maturity. The discount rate for the cash flow differences is the FHLBank’s estimated cost of funds rate for a comparable maturity. Since inception of the AHP, the majority of AHP awards have been in the form of cash grants. Historically, the outstanding principal of AHP-related advances to total advances outstanding has represented a negligible percentage of the FHLBank’s total advances. In addition to the standard competition for AHP funds, customized programs under the FHLBank’s AHP include:
▪
Rural First-time Homebuyer Program (RFHP) – RFHP provides down payment, closing cost or rehabilitation cost assistance to first-time homebuyers in rural areas and rehabilitation or rebuilding cost assistance to homeowners in rural federally declared disaster areas; and

▪
Targeted Ownership Program (TOP) – TOP provides down payment, closing cost or rehabilitation cost assistance in rural and urban areas to disabled first-time homebuyers or first-time homebuyer households with a disabled member of the household.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas, including those areas where normal lending activity has yet to have the desired effect on housing and community development. CICA loans represented 2.6 percent, 2.6 percent and 2.2 percent of total advances outstanding as of December 31, 2008, 2007 and 2006, respectively. Programs under the FHLBank’s CICA Program are funded separately from AHP and include:
▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income level and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income level. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. The FHLBank provides advances for CHP-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity plus a markup for administrative costs;

▪
Community Housing Program Plus (CHP Plus) – CHP Plus makes $25 million in loans available to members annually to help finance the construction, acquisition or rehabilitation of rental housing occupied by or affordable for households whose incomes do not exceed 80 percent of the area’s median income level. At least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. The FHLBank provides advances for CHP Plus-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity;

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-business, public or private utilities, schools, medical and health facilities, churches, day care centers or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses or projects located in a rural community, neighborhood, census tract or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area or Community Adjustment and Investment Program (CAIP) Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. The FHLBank provides advances for CDP-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪
Housing and Community Development Emergency Loan Program (HELP) – HELP provides up to $25 million in advances annually for members to finance recovery efforts in federally-declared disaster areas. The FHLBank provides advances for HELP-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity.

Other Housing and Community Development Programs. The FHLBank has also established a number of other voluntary housing and community development programs specifically developed for its members. These programs are funded separately from AHP and include the following:
▪
Joint Opportunities for Building Success (JOBS) – The FHLBank approved $1,250,000 in JOBS funding during 2008 to assist members in promoting employment growth in their communities. $1,225,000 was distributed in 2008 and $25,000 was not used. In 2007, the FHLBank approved and distributed $1,250,000 in JOBS funding. In 2006, the FHLBank approved $996,000 in JOBS funding, of which $921,000 was distributed in 2006, $50,000 was distributed in 2007 and $25,000 was not used. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2009, the Board of Directors has approved up to $1,250,000 for this program. The following are elements of JOBS: (1) funds made available only through FHLBank members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; and (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member;

▪
Community Initiatives (formerly known as Regional Needs Initiative) – The Community Initiative is a flexible direct grant program created to address housing and community development needs within the district that are not fully addressed by the FHLBank’s other programs. The FHLBank works cooperatively with Congressional offices and other local housing organizations to identify those needs. In order to provide the maximum flexibility in identifying and addressing housing and community development needs, the program does not have prescribed criteria. The funding available for the Community Initiatives in 2008 was $25,000, of which $17,000 was actually used. The funding available for the Community Initiatives in 2007 was $60,000, of which $26,000 was actually used. The funding available for the Community Initiatives in 2006 was $40,000, of which $22,000 was actually used. The FHLBank has allocated up to $22,000 in funding for this program for 2009; and

▪
Rural First-time Homebuyer Education Program – The FHLBank provides up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. This program used $50,000, $75,000 and $75,000 of the available funds during 2008, 2007 and 2006, respectively. Another $100,000 has been allocated to this program for 2009.

Competition
Advances: Demand for the FHLBank’s advances is affected by, among other things, the cost of alternative sources of liquidity available to its members, including deposits from members’ customers and existing or newly created debt programs explicitly guaranteed by the U.S. government that are available to members. The FHLBank individually competes with its members’ depositors as well as other suppliers of wholesale funding, both secured and unsecured. Such other suppliers of wholesale funds may include investment banks, commercial banks, and U.S. government lending programs. Smaller members generally have access to alternative funding sources through brokered deposits and the sale of securities under agreements to repurchase, while larger members typically have access to a broader range of funding alternatives. Large members may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence member demand for the FHLBank’s advances and can change as a result of a variety of factors including, among others, market conditions, product availability through the FHLBank, the member’s creditworthiness and availability of member collateral for other types of borrowings.

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

Debt Issuance: The FHLBank also competes with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac and the FHLBanks are generally referred to as the housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government), and the cost of the debt of each can be positively or negatively affected by political, financial or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, FHLBank debt costs may rise or less debt may be issued at the same cost than would otherwise be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that tend to reduce investment by certain depository institutions in unsecured debt with greater price volatility or interest rate sensitivity than similar maturity fixed rate, non-callable instruments of the same issuer.

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

Regulatory Oversight, Audits and Examinations
General: The FHLBank is supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government. Prior to July 30, 2008, the Finance Board, an independent agency in the executive branch of the United States Government, supervised and regulated the FHLBanks and the Office of Finance. Upon enactment of the Recovery Act on July 30, 2008, the Finance Agency became the new regulator for the FHLBanks as well as Fannie Mae and Freddie Mac. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Finance Agency is responsible for ensuring that the FHLBank operates in a safe and sound manner, carries out its housing finance mission, remains adequately capitalized and able to raise funds in the capital markets, maintains adequate internal controls and operates in a manner consistent with the public interest. Also, the Finance Agency establishes regulations governing the operations of the FHLBank. The Finance Agency is headed by a director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Director has designated and prescribed functions, powers and duties to a Deputy Director responsible for explicit oversight of the FHLBanks. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of Housing and Urban Development, Chairman of the Securities and Exchange Commission and the Director, who serves as the Chairperson of the Board. The Finance Agency is funded in part through assessments from the 12 FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. To assess the safety and soundness of the FHLBank, the Finance Agency conducts annual, on-site examinations of the FHLBank, as well as periodic on-site and off-site reviews. Additionally, the FHLBank is required to submit monthly information on its financial condition and results of operations to the Finance Agency. This information is available to all FHLBanks.

The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate and conditions of the obligations; the manner and time issued; and the selling price. Prior to the third quarter of 2008, the Bank Act authorized the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Recovery Act. The FHLBank signed its Lending Agreement on September 8, 2008. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. As of December 31, 2008, no FHLBank had drawn on this available source of liquidity. The U.S. Department of the Treasury receives the Finance Agency’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

Audits and Examinations: The FHLBank has an internal audit department and the FHLBank’s Board of Directors has an audit committee. The Director of the Internal Audit department reports directly to the Board’s Audit Committee. In addition, an independent registered public accounting firm audits the annual financial statements of the FHLBank. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Agency and Congress all receive the audit reports. The FHLBank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

The Comptroller General has authority under the Bank Act to audit or examine the Finance Agency and the individual FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the applicable FHLBank. The Comptroller General may also conduct his or her own audit of any financial statements of any individual FHLBank.

Personnel
As of March 20, 2009, the FHLBank had 186 employees. The employees are not represented by a collective bargaining unit and the FHLBank considers its relationship with its employees good.

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

Finance Board Temporary Increase on the Purchase of Mortgage-Backed Securities: On March 24, 2008, the Finance Board authorized, pursuant to Resolution 2008-08, Temporary Authorization to Invest in Additional Agency Mortgage Securities, a temporary increase in the FHLBanks’ MBS investment authority from 300 percent of capital to 600 percent of regulatory capital. The FHLBank Topeka’s Board of Directors approved appropriate strategies to allow the FHLBank to acquire additional Agency MBS/CMOs on March 27, 2008, subject to a limit of 400 percent of total regulatory capital. The FHLBank submitted required information to the Finance Board on March 31, 2008 and began acquiring Agency MBS/CMOs under this expanded authority in April 2008. The FHLBank acquired $2.7 billion of variable rate Agency MBS/CMOs under this expanded MBS investment authority during 2008.

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

Changes to Regulation of GSEs. On July 30, 2008, the Recovery Act was enacted. The Recovery Act was designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. Highlights of significant provisions of the Recovery Act that directly affect the FHLBank include the following:
▪
Creates a newly established federal agency regulator, the Finance Agency, which is the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac. The Finance Board, the FHLBanks’ former regulator, was to be abolished within one year after the date of enactment of the Recovery Act. Finance Board regulations, policies, and directives immediately transferred to the new Finance Agency and during the transition, the Finance Board was responsible for winding up its affairs. The FHLBank was responsible for its share of the operating expenses for both the Finance Agency and the Finance Board. The Finance Board wound up its affairs and was merged into the Finance Agency on October 27, 2008.

▪
Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion. There have been no such purchases by the U.S. Treasury of obligations issued by the FHLBanks under the existing authority and the FHLBank has no immediate plans to utilize the Treasury lines.

▪
The director of the Finance Agency (the “Director”) is responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products.

▪	Provides the Director with broad conservatorship and receivership authority over the FHLBanks.

▪
Provides that the FHLBank’s Board of Directors shall be comprised of thirteen directors, or such other number as the Director determines appropriate, a majority of which shall be persons who are directors or officers of members, and a minimum of two-fifths of which shall be non-member, “independent” directors (nominated by the FHLBank’s Board of Directors in consultation with the Affordable Housing Advisory Council of the FHLBank). Two of the “independent” directors must have experience in community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules for the number of elective director seats by state remain, unless FHLBanks merge.

▪	Removes the maximum statutory annual limit on board of directors’ compensation.
▪
Allows the Director to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses. If the FHLBank is undercapitalized, the Director may also restrict executive compensation. Until December 31, 2009, the Director has additional authority to approve, disapprove or modify executive compensation.

▪	Requires the Director to issue regulations to facilitate the sharing of information among the FHLBanks to, among other things, assess their joint and several liability obligations.
▪	Provides the FHLBanks with expressed statutory exemptions from complying with certain provisions of the federal securities laws.
▪
Allows FHLBanks to voluntarily merge with the approval of the Director and their respective boards of directors, and requires the Director to issue regulations regarding the conditions and procedures for voluntary mergers, including procedures for FHLBank member approval.

▪	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing.
▪
Allows the Finance Agency to reduce the number of FHLBank districts to no less than eight, unless there is a voluntary merger of FHLBanks or as a result of the Director’s action to liquidate an FHLBank.

▪	Provides FHLBank membership eligibility for “Community Development Financial Institutions,” as defined by the Community Development Banking and Financial Institutions Act of 1994.
▪
Redefines “Community Financial Institutions” as those institutions that have assets not exceeding $1.0 billion and adds loans for “community development activities” as eligible collateral for Community Financial Institutions.

▪	Provides that the FHLBank shall establish an office for diversity in management, employment and business activities.
▪	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.
▪
Increases the secondary market conforming loan limits for home mortgages eligible for purchase under the MPF Program and authorizes the Director to establish low- and very low-income housing goals for the FHLBanks’ mortgage purchase programs.

▪
Authorizes the FHLBank on behalf of one or more members to issue letters of credit to support tax-exempt bond issuances without jeopardizing the tax-exempt status of the bonds. This temporary authorization expires December 31, 2010.

▪
Authorizes an FHLBank under its Affordable Housing Program to provide grants for the refinancing of home loans for families having an income at or below 80 percent of the applicable area median income. This authority expires two years after enactment of the Recovery Act.

Treasury Senior Preferred Stock Agreements with Fannie Mae and Freddie Mac: On September 7, 2008, the Treasury Department and the Finance Agency entered into Senior Preferred Stock Agreements whereby the Treasury Department would provide Fannie Mae and Freddie Mac each with up to $100 billion, which is designed to ensure that both Fannie Mae and Freddie Mac have a positive net worth. The Agreements do not have an expiration date and will last until all debt and mortgage-backed securities are repaid or the facility has been fully utilized. On February 28, 2009, the Treasury Department increased the Agreements to $200 billion each from the original level of $100 billion each.

Finance Agency Provides Guidance on Prohibited Golden Parachute and Indemnification Payments: On September 16, 2008, the Finance Agency issued an interim final regulation providing guidance on prohibited golden parachute and indemnification payments. On September 19, 2008, the Finance Agency removed certain restrictions from the rule. On September 23, 2008, the Finance Agency rescinded the aspects of the rule pertaining to indemnification payments, but left intact the regulation as it pertains to golden parachute payments. The comment period for the interim final regulation closed on October 31, 2008. In addition, pursuant to the provisions of the Recovery Act giving the Director of the Finance Agency the power and obligation to prevent FHLBanks from paying executive compensation that is not reasonable and comparable to other institutions, the FHLBanks have been directed, until told otherwise, to submit to the Acting Deputy for Federal Home Loan Bank Supervision all compensation actions relating to the five most highly compensated officers, at least four weeks in advance of any planned action by the board of directors. On January 29, 2009, the Finance Agency issued a final rule on golden parachute payments. The rule sets forth standards which the Director will take into consideration in determining whether to limit or prohibit golden parachute payments.

On November 14, 2008, the Finance Agency issued a proposed amendment to the interim final regulation which addresses prohibited and permissible indemnification payments with regard to any administrative proceeding brought by the Finance Agency against any entity-affiliated party of the FHLBanks. The provisions of the proposed amendment addressing indemnification payments are substantially similar to the regulation that limits indemnification by insured depository institutions to institution-affiliated parties. The comment period for the proposed amendment closed on December 29, 2008.

Finance Agency Issues an Interim Final Regulation Concerning the Nomination and Election of Directors: On September 26, 2008, the Finance Agency published an interim final regulation to implement the provisions of the Recovery Act concerning the nomination and election of directors. The regulation substantially continues the prior rules governing elected director nominations, balloting, voting and reporting of results, while making certain modifications for the election of independent directors. The regulation: (1) required that the elections for member and independent directors with terms commencing on January 1, 2009 be completed by December 31, 2008; (2) set terms for each directorship commencing after January 1, 2009 at four years, except as adjusted to achieve staggering required by the Recovery Act; and (3) prescribed a process for conducting independent director and member director elections. Under amended Section 7 of the Bank Act, each FHLBank’s board of directors, in consultation with its Affordable Housing Advisory Council, is required to nominate independent director candidates to stand for election by the members of each FHLBank. Under the regulations, an FHLBank must consider anyone who applies using an application form prescribed by the Finance Agency and completed in accordance with the regulation’s requirements. An independent director nominee must receive at least 20 percent of the number of votes eligible to be cast in the election. If no nominee receives 20 percent of the votes eligible to be cast in the election, the FHLBank must conduct elections until the directorship is filled. On October 22, 2008, the FHLBank amended its Bylaws to reflect the requirements of the Recovery Act and Finance Agency regulations affecting director elections. The comment period for the interim final regulation closed November 25, 2008.

FDIC Program to Guarantee Newly Issued Senior Unsecured Debt: On October 14, 2008, the Federal Deposit Insurance Corporation (FDIC) announced a program to guarantee newly issued senior unsecured debt (and the unsecured portion of any secured debt) issued by FDIC-insured institutions as well as bank, thrift and financial holding companies where such debt is issued on or before June 30, 2009. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would be provided for three years beyond that date, even if the liability has not matured. Additionally, the FDIC has agreed to guarantee funds in non-interest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009. The FDIC issued an interim final rule on October 29, 2008 that provides further detail on the guarantee program. The comment period for the interim final rule closed on November 13, 2008.

FDIC Risk-Based Assessment Proposal: On October 16, 2008, the FDIC published a proposed regulation that would increase the deposit insurance assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities above a specified level. The secured liability adjustment is simply one component of a new assessment structure which in total will restore the Deposit Insurance Fund to its required level in five years. Any surcharge added to an FHLBank member’s deposit insurance assessment that includes FHLBank advances could adversely impact the attractiveness of FHLBank advances. The comment period for the proposed regulation closed on November 17, 2008. On December 22, 2008, the FDIC published a final rule that raises the current rates uniformly by 7 basis points for the quarterly assessment beginning January 1, 2009 only. On March 4, 2009, the FDIC published a final rule on deposit insurance assessments. The final rule differs from the proposed rule in that an institution’s ratio of secured liabilities to domestic deposits must be greater than 25 percent for an adjustment to exist, rather than 15 percent as stated in the proposed regulation. The FDIC also amended the restoration plan on March 4, 2009, to extend the period of the restoration plan to seven years.

Finance Agency Issues Interim Rule Allowing the Establishment of a Temporary Mortgage Refinance Program under an FHLBank’s Existing Set-Aside Authority: On October 17, 2008, the Finance Agency published an interim final rule in the Federal Register amending the Affordable Housing Program regulation to allow an FHLBank to establish a temporary mortgage refinance program under its existing set aside authority. This rule supersedes a proposed rule published by the Finance Board on April 16, 2008 that would have authorized the FHLBanks to establish Affordable Housing Program homeownership set-aside programs for the purpose of refinancing or restructuring low- or moderate-income households’ nontraditional or subprime mortgage loans. Because of the passage of the Recovery Act, the Finance Agency published the interim final rule, which replaces the proposed rule. The interim final rule permits set-aside funds to be used for two new purposes. First, they may be used to reduce the outstanding principal balance of the refinanced loan below the maximum 90 percent loan-to-value ratio established by the HOPE for Homeowners Program to make monthly payments affordable for the household and, second, they may be used to pay FHA-approved loan closing costs. The comment period for the interim final rule closed on December 16, 2008.

Federal Bank and Thrift Regulatory Agencies’ Proposal to Lower Risk Weights for Claims on or Guaranteed by Fannie Mae and Freddie Mac: On October 27, 2008, the Federal Bank and Thrift Regulatory Agencies published a notice of proposed rulemaking which would lower the capital risk weighting of certain claims on or guaranteed by Fannie Mae and Freddie Mac from 20 percent to 10 percent. The notice specifically requested comments on the potential effects of the proposed rule on FHLBank debt. The comment period for the proposed rulemaking closed on November 26, 2008.

Federal Reserve Program to Purchase Direct Obligations of FHLBanks: On November 25, 2008, the Federal Reserve Board announced an initiative to commence purchasing up to $100 billion of the debt of the housing GSEs. Following this announcement, FHLBank term debt pricing improved relative to U.S. Treasury securities and interest rate swaps. On March 18, 2009, the Federal Reserve announced that is was increasing its projected purchases of GSE debt from $100 billion to $200 billion. As of December 31, 2008, the Federal Reserve announced total purchases of $15 billion of GSE term debt. An additional $33 billion of purchases were made through March 18, 2009, leaving an additional $152 billion in potential future purchases.

Federal Reserve Term Asset-Backed Securities Loan Facility: On November 25, 2008, the Federal Reserve Board announced the creation of the Term Asset-Backed Securities Loan Facility (TALF), a facility established to help market participants meet the credit needs of households and small businesses by supporting the issuance of asset-backed securities (ABS) collateralized by student loans, auto loans, credit card loans and loans guaranteed by the Small Business Administration (SBA). Under the TALF, the Federal Reserve will lend up to $200 billion on a non-recourse basis to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans. On February 6, 2009, the Federal Reserve released revised terms and conditions of the TALF. On February 10, 2009, the Federal Reserve announced it is prepared to increase the size of the program to up to $1 trillion.

Finance Agency Issues Interim Final Rule Establishing Capital Classifications and Critical Capital Levels for the FHLBanks: On January 30, 2009, the Finance Agency issued an interim final rule to define critical capital for the FHLBanks, establish the criteria for each of the capital classifications identified in the Recovery Act and delineate its prompt corrective action authority over the FHLBanks. The rule’s provisions generally mirror those that have been in effect with regard to commercial banks and savings associations since 1992. The interim final rule establishes criteria based on the amount and type of capital held by an FHLBank for four different capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The rule also allows the Director the discretion to take prompt corrective action with respect to any undercapitalized FHLBank. The FHLBank is analyzing the potential impact the interim final rule could have on its business activities. Comments on the interim final rule are due by April 30, 2009.

Mortgage Cram-Down Legislation. In the 111th Congress, several bills have been introduced that are designed to require lenders to modify the mortgage terms of individuals who are at risk of losing their homes to foreclosure. On March 5, 2009, the House of Representatives passed the Helping Families Save Their Homes Act (H.R. 1106), which encouragers lenders to modify loan terms as well as allows bankruptcy judges to modify the terms of loans if an agreement cannot be reached between the lender and the homeowner. The Senate has not yet considered this legislation. Mortgage cram-down legislation could increase the cost of doing business for our member institutions and could therefore affect our business operations in numerous ways. It could also have consequences to the value of our private-label mortgage-backed securities portfolio or requiring us to write-down the value of assets due to other-than-temporary impairment. However, we cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on our business, results of operations or financial condition.

Where to Find Additional Information
We file annual, quarterly and current reports and other information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s Web site at www.sec.gov. We provide a link on our Web site to the SEC’s Web site to access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by recently enacted legislation and other ongoing actions by the U. S. government in response to recent disruptions in the financial markets. Recent disruptions in the financial markets have significantly impacted the financial services industry, the FHLBank and our members. Significant recent regulatory actions include the following:
▪	In September 2008, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship;
▪
The U.S. Treasury initiated a program to purchase equity interest in certain financial institutions, such as Fannie Mae and Freddie Mac, to help them continue to meet their obligations to holders of their debt securities;

▪
In October 2008, the U.S. government enacted the Emergency Economic Stimulus Act of 2008 (EESA) to address disruptions in the financial markets by permitting the U.S. Treasury to purchase up to $700 billion of equity in U.S. financial institutions or purchase distressed assets, particularly illiquid residential and commercial mortgages and MBS, from U.S. financial institutions through the Troubled Asset Relief Program (TARP);

▪
On October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (TLGP), which guarantees newly issued senior unsecured debt (and the unsecured portion of any secured debt) issued by FDIC-insured institutions as well as bank, thrift and financial holding companies where such debt is issued on or before June 30, 2009;

▪
In February 2009, the U.S. Treasury proposed its Financial Stability Plan, which establishes three new programs to clean up and strengthen the nation’s banks, bring in private capital to restart lending and to circumvent the banking system by going directly to the markets that consumers and businesses depend on; and

▪
On March 4, 2009, the FDIC published a final rule that would increase the deposit insurance assessment for those FDIC-insured insitutions that have outstanding FHLBank advances and other secured liabilities above a specified level.

These initiatives or proposed initiatives have adversely impacted our competitive position with respect to accessing financing as well as the rate that we pay for borrowed funds. For example, the U.S. government’s financial backing of Fannie Mae and Freddie Mac have resulted in the debt securities of Fannie Mae and Freddie Mac being more attractive to investors than the debt securities of the FHLBanks. Additionally, the FDIC’s TLGP has resulted in the debt securities of larger commercial banks being more attractive to members and potential members than the advances offered by the FHLBanks. As a result, our funding costs increased during the last quarter of 2008 and remain elevated in 2009. If these costs continue to increase, our ability to raise funds in the marketplace and price advances competitively may be significantly impacted.

The U.S. Treasury’s program to purchase equity interests in certain financial institutions, as well as funds obtained under the TLGP have provided our members with additional access to liquidity that compete with advances. Thus, we have and may continue to experience a decrease in member demand for advances. Additionally, we anticipate that the FDIC’s final rule on deposit insurance assessments could have a negative impact on advance demand by increasing the effective cost of advance borrowings to our members. To the extent that these initiatives, proposed initiatives and other actions by the U.S. government in response to the financial crisis cause a significant decrease in the aggregate amount of advances, our financial condition, results of operations and member value may be adversely affected. See Item 1 – “Business – Competition” and Note 20 of the Footnotes to the Financial Statements included under Item 8 for further discussion of the reduction in member borrowings as a result of competition arising from actions of the U.S. Government.

We may become liable for all or a portion of the consolidated obligations of one or more of the other FHLBanks. We are jointly and severally liable with the other FHLBanks for all consolidated obligations issued on behalf of all 12 FHLBanks through the Office of Finance. We cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all consolidated obligations have been paid in full. If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligation, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLBank System was established in 1932.

We are subject to a complex body of laws and regulations that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights and obligations of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance mission and business operations, such as the passage of the Recovery Act, which created the Finance Agency as the single regulator for Fannie Mae, Freddie Mac and the FHLBanks and addressed other reform issues that have impacted the FHLBank.

We cannot predict whether new regulations will be promulgated by the Finance Agency or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our operations. Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of funding, a change in our permissible business activities, or a decrease in the size, scope or nature of our lending, investment or MPF Program activities, which could negatively affect our financial condition and results of operations.

We may be negatively affected by the recent changes to GSE regulation. Effective July 30, 2008, an amendment to the Bank Act created the Finance Agency as the new federal regulator of the FHLBanks and the Office of Finance, Fannie Mae and Freddie Mac. Because the business models of Fannie Mae and Freddie Mac are significantly different than that of the FHLBanks, there is a risk that some of the rules and regulations promulgated by the Finance Agency for the GSEs under its authority may have a less than favorable impact on the FHLBank’s operations and/or financial condition.

Additionally, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac. For example, negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing, as investors have perceived GSE debt instruments as bearing increased risk. Furthermore, in September 2008, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship and the U.S. Treasury put in place a set of financing agreements to help them continue to meet their obligations to holders of their debt securities. Although these actions resulted in somewhat decreased spreads on GSE debt, including FHLBank debt relative to U.S. Treasury securities, investor concerns negatively affected the FHLBanks’ business and financial condition. In addition, the special status of Fannie Mae and Freddie Mac debt securities could result in higher relative funding costs on FHLBank debt. As a result of the foregoing, we may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors relative to Fannie Mae and Freddie Mac debt securities. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest margins (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If we change the pricing of our advances in response to this potential decrease in net interest margin, the advances may no longer be attractive to our members, and any outstanding advance balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect our financial condition and results of operations.

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand and the effect of the reduction of liquidity in financial markets, which are beyond the FHLBank’s control) at the time. The severe financial and economic disruptions, and the U.S. government’s measures enacted to mitigate their effects, have changed the traditional bases on which market participants value GSE debt securities, particularly FHLBank consolidated obligations, and consequently have affected our funding costs and practices. The FHLBank’s cost of issuing term debt has significantly increased relative to U.S. Treasury obligations and LIBOR as a result of the continued financial market turmoil. Because we have become more reliant on the issuance of consolidated discount notes, with maturities of one year or less, for funding, any significant disruption in the short-term debt markets could have a serious effect on our business and the business of the other FHLBanks. If any significant market disruption were to continue we may not be able to obtain short-term funding on acceptable terms and the high cost of longer-term liabilities would likely cause us to further increase advance rates, which could adversely affect demand for advances and, in turn, our results of operations. Alternatively, continuing to fund longer-term variable rate assets with very short-term liabilities could adversely affect our results of operations if the cost of those short-term liabilities rises to levels above the yields on the long-term variable rate assets being funded. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

Changes in interest rates could significantly affect our earnings. Changes in interest rates that are detrimental to our investment position could negatively affect our financial condition and results of operations. Like many financial institutions, we realize income primarily from earnings on our invested capital as well as the spread between interest earned on our outstanding advances, mortgage loans and investments and interest paid on our borrowings and other liabilities. Although we use various methods and procedures to monitor and manage our exposures to risk due to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low interest-rate environments or will remain outstanding at below-market yields when interest rates increase.

Changes in our credit ratings may adversely affect our ability to issue consolidated obligations on acceptable terms. Our consolidated obligations currently have the highest credit rating from Moody’s and S&P. A revision in or withdrawal of those ratings could adversely affect us in a number of ways. It could result in a revision or withdrawal of the ratings of the consolidated obligations of the FHLBanks. It could require the posting of additional collateral for derivatives transactions and may influence counterparties to limit the types of transactions they will enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to pledge for public unit deposits or other transactions. We have also executed various standby bond purchase agreements with two state HFAs in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

Compliance with regulatory contingency liquidity guidance could adversely impact our earnings. On March 6, 2009, the Finance Agency issued final guidance on operating liquidity for the FHLBanks requiring us to maintain sufficient liquidity through short-term investments in an amount at least equal to our cash outflows under two different scenarios as described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.” Prior to this time, regulations required us to maintain five calendar days of contingent liquidity. The final guidance revises and formalizes preliminary guidance provided to the FHLBanks in the third and fourth quarters of 2008 with a number of different scenarios that the FHLBank calculated daily and provided to the Finance Agency. The final guidance is designed to enhance our liquidity to provide a certain amount of protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. To satisfy this additional requirement, we maintain balances in shorter-term investments, which may earn lower interest rates than alternate investment options and may, in turn, negatively impact net interest income. To the extent that, with a positively sloping short-term yield curve, the FHLBank must fund its assets with longer term liabilities and does not pass the additional cost through to members in the form of higher advance rates, the FHLBank's net interest income and net interest spreads will be reduced. In certain circumstances, we may need to fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent the increased cost of maintaining the required liquidity is passed on to our members and makes our advances less competitive, advance levels and, therefore, our net interest income may be negatively impacted.

Changes in the credit standing at other FHLBanks, including the credit ratings assigned to those FHLBanks, could adversely affect us. The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one of the other FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. As of March 20, 2009, one of the FHLBanks had ratings of AA+ and one had a rating of AA, but each were assigned a stable outlook by S&P. No FHLBank was assigned a negative outlook by S&P. FHLBank Topeka and the remaining nine FHLBanks were rated AAA with a stable outlook by S&P as of November 26, 2008. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue consolidated obligations for our benefit.

We face competition for loan demand, purchases of mortgage loans and access to funding which could adversely affect our earnings. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including U.S. government-guaranteed programs, investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may offer more favorable terms on their loans than we offer on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulation that is applicable to us. This enables those competitors to offer products and terms that we are not able to offer.

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

Likewise, our MPF business is subject to significant competition. The most direct competition for purchases of mortgage loans comes from other buyers of conventional, conforming, fixed rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in the acquisition of a smaller market share of the mortgage loans available for purchase and, therefore, lower income from this business activity.

We also compete in the capital markets with Fannie Mae, Freddie Mac, other GSEs and U.S. government-guaranteed programs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations, and other debt instruments. We face increased competition in the Agency/GSE and other related debt markets as a result of new debt programs, including those explicitly guaranteed by the U.S. and foreign governments. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has kept pace with our funding needs, we cannot assure that this will continue.

The yield on or value of our MBS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS investments. Delinquencies and losses with respect to residential mortgage loans have generally increased, particularly in the nonprime sector, including subprime and alternative documentation loans. In addition, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. If delinquency and/or default rates on mortgages continue to increase, and/or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS investments. In addition, market prices for many of the private-label MBS we hold have deteriorated due to market uncertainty and illiquidity. The significant widening of credit spreads that has occurred since December 31, 2007 further reduced the fair value of our MBS portfolio, which includes Agency and private-label MBS. As a result, we could experience additional other-than-temporary impairments on certain investment securities in the future, which could result in significant losses. Furthermore, market illiquidity has increased the amount of management judgment required to value private-label MBS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

Securities or mortgage loans pledged as collateral by the FHLBank’s borrowers could be adversely affected by the devaluation or inability to liquidate the collateral in the event of a default by the borrower. Although the FHLBank obtains sufficient collateral on advances to protect it from credit losses, changes in market conditions or other factors may cause the collateral to be worth less, which could lead to a credit loss in the event of a default by a borrower and adversely affect the financial condition and results of operations. A reduction in liquidity in the financial markets or otherwise, could have the same affect.

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

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, which recently have been perceived to present a higher degree of risk than they were perceived to present in the past due to the reduction of liquidity in financial markets and due to the current housing market crisis. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on advances; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers and financial guarantors; (3) third-party providers of supplemental mortgage insurance for mortgage loans purchased under the MPF programs; and (4) derivative counterparties. The liquidity and financial condition of some of our counterparties may have been adversely affected by the reduction of liquidity in the financial markets and the housing market crisis. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition.

We rely upon derivatives to lower our cost of funds and reduce our interest-rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest-rate risk, option risk and mortgage-prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances. As a result, our effective use of derivatives depends upon management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable parties, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest-rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in regulations regarding over-the-counter derivatives. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms, we may continue to incur higher funding costs and be unable to effectively manage our interest-rate risk and other risks, which could negatively affect our financial condition and results of operations.

We may not be able to pay dividends at rates consistent with past practices. Our Board of Directors may only declare dividends on our capital stock, payable to members, from our retained earnings and current income. Our ability to pay dividends also is subject to statutory and regulatory requirements, including meeting all regulatory capital requirements. For example, the potential promulgation of regulations by the Finance Agency that would require higher levels of retained earnings or mandated revisions to our retained earnings policy could lead to higher levels of retained earnings, and thus, lower amounts of net income available to be paid out to our members as dividends. Failure of the FHLBank to meet any of its regulatory capital requirements would prevent us from paying any dividend.

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

Our ability to declare dividends may be restricted by Finance Agency Rules regarding excess stock. In December 2006, the Finance Agency adopted a final rule limiting the ability of the FHLBank to create member excess stock under certain circumstances. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. We believe that the rule could restrict the type of dividends that we might be permitted to pay in the future, which could, in turn, adversely affect demand for our advances.

Lack of a public market and restrictions on transferring our stock could result in an illiquid investment for the holder. Under the GLB Act, Finance Agency regulations and our capital plan, our Class A Common Stock may be redeemed upon the expiration of a six-month redemption period and our Class B Common Stock after a five-year redemption period following our receipt of a redemption request. Only capital stock in excess of a member’s minimum investment requirement, capital stock held by a member that has submitted a notice to withdraw from membership or capital stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess capital stock of a member at any time at our sole discretion.

We cannot guarantee, however, that a member will be able to redeem its investment even at the end of the redemption periods. The redemption or repurchase of our capital stock is prohibited by Finance Agency regulations and our capital plan if the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption request if the redemption would cause the member to fail to maintain its minimum capital stock investment requirement. Moreover, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its capital stock to another member, we cannot assure that a member would be allowed to sell or transfer any excess capital stock to another member at any point in time.

We may also suspend the redemption of capital stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Agency for redemptions or repurchases is required if the Finance Agency or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, we cannot assure that the Finance Agency would grant such approval or, if it did, upon what terms it might do so. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.

Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our capital stock that is held by a member. Since there is no public market for our capital stock and transfers require our approval, we cannot assure that a member’s purchase of our capital stock would not effectively become an illiquid investment.

Changes in application of relevant accounting standards, especially SFAS 133, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of SFAS 133 in accounting for those derivatives. This earnings volatility is caused by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item, and by the changes in the fair values of derivatives that do not qualify for hedge accounting under the rules of SFAS 133 (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item). If we did not apply hedge accounting under SFAS 133, the result could be an increase in volatility of our earnings from period to period. Proposed guidance from the Financial Accounting Standards Board to eliminate the current option to hedge the benchmark rate would result in the FHLBank marking the hedged item to full fair value and could result in a significant number of current highly effective benchmark hedges failing to be highly effective if converted to full fair value hedges, which would result in increased earnings volatility. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings target, and our members’ willingness to hold the stock necessary for membership and/or activity with us, such as advance and mortgage loan activities.

We rely heavily upon information systems and other technology. We rely heavily upon information systems and other technology to conduct and manage our business. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging and advance activities. While we have implemented disaster recovery and business continuity plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Any failure or interruption could significantly harm our customer relations, risk management and profitability, which could negatively affect our financial condition and results of operations.

We could be negatively affected by local and national business and economic conditions, as well as other events that are outside of our control. Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business than expected. For example, conditions affecting interest rates, money supply, inflation and capital markets, including those stemming from policies of governmental entities such as the Federal Reserve Board or the U.S. Treasury, have a significant impact on our operations. Changes in these conditions could adversely affect our ability to increase and maintain the quality of our interest-earning assets and could increase the costs of our interest-bearing liabilities. For example, a prolonged or worsening economic downturn or the continued deterioration of property values could cause higher delinquency and default rates on our outstanding mortgage loans and even cause a loss on our advances, although we have never incurred a credit loss on an advance.

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

Item 4: Submission of Matters to a Vote of Security Holders

Currently, the board is comprised of 14 directors, eight of whom are member directors and six of whom are independent directors. Members holding FHLBank capital stock on December 31 of the preceding year can participate in the annual election process for FHLBank directors. Eligible members may nominate and elect representatives from members in their state to serve four-year terms on the board of directors of the FHLBank as member directors and also may vote for individuals nominated by the Board of Directors who are then elected at-large from the FHLBank’s district to serve four-year terms as independent directors. The Finance Agency may adjust the length of a director’s term in order to achieve staggering of the board. For each directorship to be filled in an election, each member institution is entitled to cast one vote for each share of capital stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year, provided, however, the number of votes that any member may cast for any one directorship may not exceed the average number of shares of capital stock that were required to be held by all members located in the state on that date. The rules governing the election of directors were established by the Finance Agency and are codified at 12 C.F.R. Section 1261. Guidance specific to the FHLBank, because of its use of the two-class capital stock structure, is contained in Section 10 of the FHLBank’s capital plan, which is consistent with 12 C.F.R. Section 1261. Furthermore, the FHLBank’s Board of Directors has adopted procedures for the nomination and election of independent directors, which are set forth in the FHLBank’s Amended and Restated Bylaws, attached as Exhibit 3.2 to the FHLBank’s Form 8-K filed with the SEC on October 22, 2008 and incorporated herein by this reference.

During 2008, member directorships were open for election in the states of Colorado and Kansas, and two independent directorships were open for the district at-large.

Member Director Elections
On June 30, 2008, the FHLBank commenced its member director election process. However, in anticipation of the issuance of the Finance Agency’s interim final rule on director elections, the FHLBank delayed the election on September 11, 2008. The election re-commenced on October 15, 2008, when the FHLBank mailed ballots to members in Colorado and Kansas. On December 2, 2008, as reported by the FHLBank in its current report on Form 8-K filed on the same day, the FHLBank announced that two incumbent directors were re-elected to terms commencing January 1, 2009. Mr. Michael M. Berryhill was re-elected to a four-year term as a member director from Colorado, and Mr. Ronald K. Wente was re-elected to a four-year term as a member director from Kansas. The election results were as follows:

COLORADO
(Total Voting Shares Cast - 664,875; Number of Votes Cast - 97)

Elected – Michael M. Berryhill, Chairman, President and CEO, Morgan Federal Bank, Fort Morgan, Colo.
Total Shares - 541,744 or 81 percent
Term Expires - 12/31/2012

Sundie L. Seefried, President and CEO, Eagle Legacy Credit Union, Arvada, Colo.
Total Shares - 123,131 or 19 percent

KANSAS
(Total Voting Shares Cast - 881,159; Number of Votes Cast - 169)

Elected – Ronald K. Wente, President and CEO, Golden Belt Bank, Ellis, Kan.
Total Shares - 750,922 or 85 percent
Term Expires - 12/31/2012

Jon W. Pope, President, Peoples State Bank, McDonald, Kan.
Total Shares - 130,237 or 15 percent

Independent Director Elections
On November 5, 2008, the FHLBank commenced its independent director election process. Individuals were nominated by the FHLBank’s Board of Directors after consultation with the FHLBank’s Affordable Housing Advisory Council. Those nominees were placed on the ballot for election in the FHLBank’s district at-large. On December 30, 2008, as reported by the FHLBank in its current report on Form 8-K filed on the same day, the FHLBank announced that two incumbent directors were elected to independent director terms commencing January 1, 2009. Due to the need to stagger the expiration date of directorships, Mr. Thomas E. Henning was elected to a three-year term as an independent director, and Mr. Neil F.M. McKay was elected to a four-year term as an independent director. The election results were as follows:

TENTH DISTRICT
(Total Voting Shares Eligible to be Cast - 4,072,221; Number of Voting Members - 491)

Thomas E. Henning, Chairman, President and CEO, Assurity Life Insurance Company
Number of Votes Cast for Mr. Henning - 2,370,543
Term Expires - December 31, 2011

Neil F.M. McKay, Retired, Former CFO and Treasurer, Capitol Federal Savings Bank
Number of Votes Cast for Mr. McKay - 2,375,153
Term Expires - December 31, 2012

In 2008, only four directorships were up for election. Therefore, 10 incumbents remained on the FHLBank’s Board of Directors without being placed on the ballot for election. These incumbent directors were: Mr. Lindel E. Pettigrew; Mr. Robert E. Caldwell, II; Mr. James R. Hamby; Mr. Steven D. Hogan; Mr. Andrew C. Hove, Jr.; Ms. Jane C. Knight; Mr. Richard S. Masinton; Mr. Lawrence L. McCants; Mr. Thomas H. Olson; and Mr. Bruce A. Schriefer. As noted in Item 1, Legislative and Regulatory Developments, on May 14, 2008, the Finance Board decreased the FHLBank’s number of elective directorships by one to a total of eight member directors, effective January 1, 2009. Consequently, the directorship held by Gordon C. “Bud” Smith, Jr. expired on December 31, 2008.

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

All member directors of the FHLBank are elected by and from the membership, and the FHLBank conducts its business in advances and mortgage loan acquisitions almost exclusively with its members. There is no established marketplace for the FHLBank’s stock and it is not publicly traded. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under the FHLBank’s capital plan. The FHLBank may repurchase shares held by members in excess of the members’ required stock holdings at its discretion at any time at par value. Par value of all common stock is $100 per share. As of December 31, 2008, the FHLBank had 886 stockholders and 6,686,666 shares of Class A Common Stock and 16,064,741 shares of Class B Common Stock outstanding, including 347,256 shares of Class A Common Stock and 799 shares of Class B Common Stock subject to mandatory redemption by members. The FHLBank is not currently required to register either class of its stock under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, the FHLBank was required to file a registration statement in order to register one of its classes of stock pursuant to section 12(g)(1) of the Exchange Act. The FHLBank’s registration was effective July 14, 2006.

The FHLBank paid quarterly stock dividends during the years ended December 31, 2008, 2007 and 2006, which includes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Tables 12 and 13 (in thousands):

Table 12

	Class A Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid
12/31/2008	0.75%	$45	$1,204	$1,249
09/30/2008	1.75	46	2,732	2,778
06/30/2008	1.75	48	2,717	2,765
03/31/2008	2.75	44	4,428	4,472
12/31/2007	4.00	44	6,729	6,773
09/30/2007	4.55	45	7,636	7,681
06/30/2007	4.45	45	6,943	6,988
03/31/2007	4.45	79	6,580	6,659
12/31/2006	4.45	45	6,783	6,828
09/30/2006	4.45	47	6,108	6,155
06/30/2006	4.25	47	5,972	6,019
03/31/2006	3.85	46	5,412	5,458

Table 13

	Class B Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid
12/31/2008	2.50%	$37	$10,874	$10,911
09/30/2008	4.75	43	19,892	19,935
06/30/2008	4.75	45	17,815	17,860
03/31/2008	5.75	40	20,879	20,919
12/31/2007	6.25	43	24,045	24,088
09/30/2007	6.70	40	23,296	23,336
06/30/2007	6.50	46	20,492	20,538
03/31/2007	6.50	40	21,018	21,058
12/31/2006	6.50	45	21,791	21,836
09/30/2006	6.25	46	20,627	20,673
06/30/2006	6.05	38	19,298	19,336
03/31/2006	5.60	47	17,785	17,832

[1]	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

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

The FHLBank has a retained earnings policy that was considered by the Board of Directors when dividends were declared during 2006, 2007 and 2008, but the retained earnings target calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. On August 25, 2005, the Finance Board issued Advisory Bulletin 2005-AB-07, Federal Home Loan Bank Registration With the Securities and Exchange Commission, (AB 2005-AB-07) requiring that until an FHLBank has completed any financial restatements and the registration of its stock has become effective with the SEC, it must demonstrate to the satisfaction of the Finance Board that any proposed dividend payments would comply with the requirements of Section 16(a) of the Bank Act and should declare a dividend only following consultation with and approval by the Finance Board’s Office of Supervision. Because the FHLBank had not filed its Form 10 and therefore its registration with the SEC was not effective, the FHLBank was required to obtain Finance Board approval for the dividends paid to its stockholders on September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006. The result of the Finance Board approval process was that the FHLBank paid lower dividend rates on its stock than it would otherwise have paid, with the dividend rates being in the range of 0.15 to 0.75 percent per annum below the rates it otherwise would have paid in those dividend periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding the FHLBank’s capital plan. FHLBank management does not expect that its retained earnings policy will significantly affect dividends paid during 2009. Management expects that the FHLBank will continue to be able to make additions to retained earnings while paying Class B Common Stock dividends at or above short-term market interest rates and Class A Common Stock dividends (paid in cash or in Class B Common Stock) at or slightly below short-term market interest rates, on average. However, there is a possibility that dividend levels might be reduced in order to meet the target level of retained earnings under the policy since the target level fluctuates from period to period, because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein. Dividends may be paid in cash or Class B Common Stock as authorized under the FHLBank’s capital plan and approved by its Board of Directors.

Item 6: Selected Financial Data

Table 14

Selected Financial Data (dollar amounts in thousands):

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Statement of Condition (at year end)
Total assets	$58,556,231	$55,304,572	$52,672,226	$46,862,021	$44,978,486
Investments[1]	19,435,809	20,515,451	21,497,705	17,068,211	14,779,489
Advances	35,819,674	32,057,139	28,445,245	27,086,568	27,489,919
Mortgage loans held for portfolio, net	3,023,805	2,352,301	2,375,284	2,424,258	2,437,660
Deposits	1,703,531	1,340,816	1,117,006	893,253	847,718
Consolidated obligations, net[2]	53,683,045	51,109,456	48,775,006	43,323,379	41,258,302
Capital	2,395,245	2,297,854	2,173,376	1,919,464	1,887,524

Statement of Income (for the year ended)
Net interest income before loan loss provision/reversal	247,287	231,825	215,240	225,505	158,290
Provision for (reversal of) credit losses on mortgage loans	196	(25)	358	335	295
Other income (loss)	(168,312)	10,220	4,370	(10,091)	(5,614)
Other expenses	40,002	37,254	33,211	29,452	24,392
Income before assessments	38,777	204,816	186,041	185,627	127,989
Assessments	10,338	54,510	49,578	49,279	33,965
Net income	28,439	150,306	136,463	136,348	94,024

Ratios and Other Financial Data
Dividends paid in cash[3]	345	373	354	348	244
Dividends paid in stock[3]	79,935	114,647	101,189	84,912	66,334
Weighted average dividend rate[4]	4.34%	6.00%	5.72%	4.68%	3.72%
Dividend payout ratio	282.29%	76.52%	74.41%	62.53%	70.81%
Return on average equity	1.17%	6.93%	6.88%	6.97%	5.05%
Return on average assets	0.05%	0.29%	0.28%	0.29%	0.22%
Average equity to average assets	4.15%	4.14%	4.10%	4.21%	4.34%
Net interest margin[5]	0.43%	0.44%	0.45%	0.49%	0.37%
Total capital ratio at period end[6]	4.09%	4.15%	4.13%	4.10%	4.20%
Ratio of earnings to fixed charges[7]	1.02	1.08	1.08	1.12	1.16

[1]	Investments also include interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
[2]
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 11 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

[3]
Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as GAAP dividends were $609,000, $2,101,000, $2,594,000, $384,000 and $109,000 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

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

[7]
The ratio of earnings to fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of December 31, 2008 and 2007, and results of operations for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with the FHLBank’s audited financial statements and related notes for the year ended December 31, 2008 included in Item 8 of this report.

FINANCIAL REVIEW

Overview
Despite a very difficult market environment during late 2007 and throughout 2008, the FHLBank continued to fulfill its mission by providing stable funding and ample liquidity to its member financial institutions. As a result, total assets grew 5.9 percent to $58.6 billion at December 31, 2008, up from $55.3 billion at December 31, 2007. The overall increase was primarily due to advance growth during 2008, with advances increasing 11.7 percent from $32.1 billion as of the end of 2007 to $35.8 billion as of the end of 2008. The five largest advance borrowers accounted for only $0.5 billion of the increase in advances, while the remaining increase in advances was spread among the remainder of the FHLBank member borrowers. The MPF Program grew significantly during 2008 with total mortgage loans increasing 28.5 percent from $2.4 billion as of December 31, 2007 to $3.0 billion at December 31, 2008, as the FHLBank offered favorable prices compared to Fannie Mae and Freddie Mac during that period. A portion of this increase resulted from the purchase of $0.2 billion of out-of-district mortgage loans participated through the FHLBank of Chicago. The FHLBank continues to strive for growth in both advances and mortgage loans, but its primary business remains the advance business.

The FHLBank’s net income for 2008 was $28.4 million compared to $150.3 million for 2007. The significant changes in the components of net income are as follows:
▪	$15.5 million increase in net interest income (increase income);
▪	$26.2 million increase in net gains (losses) on trading securities (increase income);
▪	$205.3 million decrease in net gains (losses) on derivatives and hedging activities (increase in losses, which results in a decrease in income);
▪	$4.8 million loss on other-than-temporarily impaired held-to-maturity securities (decrease income);
▪	$3.2 million increase in realized gains (losses) on investments (decrease in losses, which results in an increase in income); and
▪	$44.2 million decrease in assessments (increase income).

The FHLBank’s net interest margin was 0.43 percent for 2008, compared to 0.44 percent for 2007. This decrease in net interest margin was more than offset by the increase in average earning assets, which resulted in an increase in net interest income from $231.8 million in 2007 to $247.3 million in 2008. However, return on equity averaged 1.17 percent in 2008 and 6.93 percent in 2007. The increase in net interest income and the positive impact of the change in net gain (loss) on trading securities were offset by the negative impact of the change in net gain (loss) on derivatives and hedging activities and the loss on other-than-temporarily impaired held-to-maturity securities. These two factors are the major reason for the significant decrease in net income and the resulting return on equity for 2008 compared to 2007. The loss on derivatives and hedging activities is primarily due to a change in the relationship between interest rates on GSE debt securities and interest rate swaps during 2008, but also includes losses on purchased interest rate caps that are economic hedges of caps embedded in variable rate MBS/CMOs. Interest rates on GSE debt securities and interest rate swaps typically moved together and were very well correlated until financial difficulties at Fannie Mae and Freddie Mac created a considerable divergence. This divergence caused the losses on derivatives (interest rate swaps) to be much larger than gains on the hedged items (GSE debentures).

The average dividend rates paid during 2008 were 2.04 percent and 4.70 percent for Class A Common Stock and Class B Common Stock, respectively, with an overall average dividend rate of 4.34 percent for 2008. This was a decrease over average dividends paid during 2007 of 4.37 percent and 6.48 percent for Class A Common Stock and Class B Common Stock, respectively, with an overall average dividend rate of 6.00 percent for 2007. With short-term interest rates falling to historic lows in December 2008 and into 2009, we anticipate that average 2009 dividend rates will fall from the 2008 levels. Refer to this Item 7 – “Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 15 presents selected market interest rates as of the dates or periods shown.

Table 15

Market Instrument	Average Rate for 2008	Average Rate for 2007	December 31, 2008 Ending Rate	December 31, 2007 Ending Rate
Overnight Federal funds effective/target rate[1]	1.94%	5.03%	0.0 to 0.25%	4.25%
FOMC target rate for overnight Federal funds[1]	2.08	5.05	0.0 to 0.25	4.25
3-month Treasury bill[1]	1.37	4.46	0.08	3.24
3-month LIBOR[1]	2.93	5.30	1.43	4.70
2-year U.S. Treasury note[1]	1.99	4.36	0.77	3.05
5-year U.S. Treasury note[1]	2.79	4.42	1.55	3.44
10-year U.S. Treasury note[1]	3.64	4.63	2.21	4.03
30-year residential mortgage note rate[2]	6.02	6.27	5.03	6.05

[1]	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Critical Accounting Policies and Estimates
The preparation of the FHLBank’s financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect the FHLBank’s reported results and disclosures. Several of the FHLBank’s accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to the FHLBank’s results. These assumptions and assessments include the following:
▪	Accounting related to derivatives;
▪	Fair-value determinations;
▪	Accounting for other-than-temporary impairment of investments;
▪	Accounting for deferred premium/discount associated with MBS; and
▪	Determining the adequacy of the allowance for credit losses.

Changes in any of the estimates and assumptions underlying the FHLBank’s critical accounting policies could have a material effect on the FHLBank’s financial statements.

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described below.

Accounting for Derivatives. The FHLBank carries derivative instruments at fair value on the statement of condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income, depending whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of the FHLBank’s derivatives are structured to offset some or all of the risk exposure inherent in its lending, mortgage purchase, investment and funding activities. Under SFAS 133, the FHLBank is required to recognize unrealized losses or gains on derivative positions, regardless of whether offsetting gains or losses on the underlying assets or liabilities being hedged may be recognized in a symmetrical manner. Therefore, the accounting framework imposed by SFAS 133 introduces the potential for considerable income variability. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the FHLBank’s reported earnings may exhibit considerable variability. The FHLBank emphasizes hedging techniques that are effective under the hedge accounting requirements of SFAS 133. However, in some cases, the FHLBank has elected to retain or enter into derivatives that are economically effective at reducing its risk but do not meet the hedge accounting requirements of SFAS 133, either because the cost of the derivative hedge was economically superior to non-derivative hedging alternatives or because no non-derivative hedging alternative was available. As required by Finance Agency regulation and the FHLBank’s RMP, derivative instruments that do not qualify as hedging instruments pursuant to SFAS 133 may be used only if a non-speculative purpose is documented by the FHLBank at the inception of the derivative transaction.

A hedging relationship is created from the designation of a derivative financial instrument as either hedging the FHLBank’s exposure to changes in the fair value of a financial instrument or changes in future cash flows attributable to a balance sheet financial instrument or anticipated transaction. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item.

For derivative transactions that potentially qualify for long haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long haul fair value hedges. The FHLBank performs testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. The FHLBank then performs regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month the FHLBank uses a consistently applied statistical methodology that employs a sample of 30 historical interest rate environments and includes an R-squared test, a slope test and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, the R-squared must be greater than or equal to 0.80, the slope must be between or equal to -0.80 and -1.20, and the computed F statistic must be greater than  or equal to 4.0.

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

For derivative instruments and hedged items that meet the requirements of SFAS 133 as described above, the FHLBank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting under SFAS 133, changes in the market value of the derivative are reflected in monthly income. As of December 31, 2008 and 2007, the FHLBank held a portfolio of derivatives that are marked to market with no offsetting SFAS 133 qualifying hedged item. This portfolio includes interest rate caps and floors, interest rate swaps hedging trading securities, interest rate swaps hedging DOE risk and interest rate swaps used to lower the FHLBank’s cost of funds. The total fair value of these positions, including accrued net interest, was $(187.9) million and $(3.4) million as of December 31, 2008 and 2007, respectively. While the fair value of these derivative instruments, with no offsetting SFAS 133 qualifying hedged item, will fluctuate with changes in interest rates and the impact on the FHLBank’s earnings can be material, the change in market value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the market value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities: (1) notional amount of interest rate caps and floors of $6.7 billion as of December 31, 2008 and $3.5 billion as of December 31, 2007 that were not designated as SFAS 133 qualifying hedges (economic hedges of embedded caps in and overall duration of variable-rate MBS); (2) notional amount of interest rate swaps of $0.9 billion as of December 31, 2008 and $0.5 billion as of December 31, 2007 that were not designated as SFAS 133 qualifying hedges (economic hedges of the cost of consolidated obligation bonds); (3) notional amounts of $1.6 billion and $0.8 billion of interest rate swaps that were not designated as SFAS 133 qualifying hedges at December 31, 2008 and 2007, respectively, (economic hedges of GSE debentures in trading securities); and (4) par value of trading securities was only $1.6 billion and $0.8 billion related to economic hedges held by the FHLBank at December 31, 2008 and 2007, respectively. For asset/liability management purposes, all non-mortgage-backed securities currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 61 through 63 under this Item 7, which show the relationship of gains/losses on economic derivative hedges and gains/losses on the Ginnie Mae and non-mortgage-backed trading securities being hedged by economic derivatives. The FHLBank’s projections of changes in estimated fair value of the derivatives have been consistent with actual results. For the balance sheet risks that these derivatives hedge, changes in value historically have been directionally consistent with changes in actual interest rates.

Fair Value. At December 31, 2008 and 2007, certain of the FHLBank’s assets and liabilities, including investments classified as trading, and all derivatives were presented in the statement of condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain of the FHLBank’s assets, liabilities and derivative transactions. The fair values generated by the FHLBank directly impact the Statements of Condition, Statements of Income, Statements of Capital, Statements of Cash Flows, and risk-based capital, duration of equity and market value of equity disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that the FHLBank has sufficient collateral to meet regulatory requirements and to protect itself from a credit loss.

Fair values are based on market prices when they are available. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayment speeds, market volatility and other factors. FHLBank management validates its financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. The FHLBank validates modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. The assumptions used may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 16 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

At December 31, 2008, the FHLBank had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value, in accordance with SFAS No. 157, Fair value Measurements (herein referred to as “SFAS 157). However, the FHLBank did classify five securities that were considered other-than-temporarily impaired as level 3 valuations. The number of unobservable inputs and assumptions was apparent based on validation with other market participant data and valuation sources, and management concluded that the pricing derived for these particular investments should be considered a level 3 valuation. The total values considered level 3 valuations are a negligible percentage of total investment fair value.

Accounting for Other-Than-Temporary Impairment of Investments. The FHLBank regularly evaluates individual securities for potential losses for both those at an unrealized loss position and for any other securities in which there is evidence of a potential indicator of impairment at the end of each quarter. As part of this analysis, the FHLBank assesses its intent and ability to hold a security until such time as all contractual cash flows due are collected. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the impact of changes in credit ratings of these securities (i.e., rating agency downgrades), FHLBank management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value (LTV) ratios, delinquency and foreclosure rates, geographic concentrations and the security’s performance. Increasing levels of analysis are performed as the risk characteristics for any individual security show deterioration including an analysis of cash flows based on a probability of default, a loss severity factor and prepayment assumptions. The analysis of cash flows is completed using a security valuation model with attributes input to the model for each security that are specific to the security and based upon recent historic performance obtained from the trustee and other sources. Assumptions about changes in the economic environment, such as home prices and interest rates, are used to predict borrower behavior and the impact on default frequency, loss severity and prepayment assumptions. This model is used to estimate the expected cash flows from our securities in assessing whether it is probable that we will not collect all of the contractual amounts due. We qualitatively consider all available information when assessing whether impairment is other-than-temporary. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. FHLBank management applies significant judgment in determining whether an other-than-temporary impairment loss is appropriate.

The FHLBank will conclude that a loss is other-than-temporary if it is probable that the FHLBank will not receive all of the investment security’s contractual cash flows. If the FHLBank determines that an other-than-temporary impairment exists, the investment security is written down to fair value (its new cost basis), any premiums or discounts related to the investment security are written off, and a realized loss is recognized in other income (loss). A new accretable, or effective, yield is calculated and utilized to accrete the discount on a prospective basis over the remaining life of the investment security based on the amount and timing of future expected cash flows. The fair value measurement the FHLBank uses to determine the amount of other-than-temporary impairment to record may be less than the actual amount we expect to realize by holding the security to maturity. Accordingly, we may subsequently recover some other-than-temporary impairment amounts if we collect all of the contractual principal and interest payments due on the security. The portion of the impairment charges associated with any recoveries is recognized as net interest income in future periods.

Deferred Premium/Discount Associated with MBS. When the FHLBank purchases MBS, it often pays an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, establishes accounting guidance that permits the FHLBank to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. The FHLBank typically pays more than the unpaid principal balances when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized in accordance with SFAS 91, using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if the FHLBank pays less than the unpaid principal balance because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during the current disruption in the financial market, tight credit and declining home prices, consumer mortgage refinancing behavior is also significantly affected by the borrower's credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. The FHLBank uses a third-party data service that provides estimates of cash flows, from which the FHLBank determines expected asset lives for the MBS. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized in order that the yield of each MBS is constant for each month until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the current sub-prime credit crisis.

Provision for Credit Losses.
▪
Advances. The FHLBank has never experienced a credit loss on an advance and management currently does not anticipate any credit losses on advances. Based on the collateral held as security for advances, management’s credit analysis and prior repayment history, no allowance for losses on advances is deemed necessary. The FHLBank is required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government or government Agency/GSE securities, certain residential mortgage loans, deposits in the FHLBank and other real estate related assets. See Item 1 – “Business – Advances” for a more detailed collateral discussion.

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

The allowance considers probable incurred losses that are inherent in the portfolio, but have not yet been realized. The allowance for the FHLBank’s conventional prime loan pools is based on an analysis of the performance of the FHLBank’s loan portfolio and an analysis of loan reserve levels used by Fannie Mae and Freddie Mac. This incorporates best estimates for losses on a seasoned, diversified and national portfolio of prime mortgage loans with similar underwriting standards to the MPF Program. The FHLBank’s loan portfolio review consists of an analysis that includes consideration of various data observations such as past and current performance, the amounts and timing of future cash flows, loan characteristics (e.g., delinquent still performing loans, non-accrual loans, loans that a decision for foreclosure has been made and current loans), loan portfolio characteristics (e.g., loan-to-value ratios, FICO scores for individual loans, debt-to-income ratios and historical loss statistics), collateral valuations, industry data and prevailing economic conditions. The allowance balance determined by this review is then allocated to the FHLBank and the PFIs’ master commitments to determine each party’s respective share of the potential loss. The FHLBank relies on this approach because MPF is a relatively new program and the FHLBank has limited loss history. Management reviews the allowance on a regular basis and anticipates moving away from using peer loan reserve and loss levels and will rely primarily on the actual loss experience of its mortgage loan portfolio. Management will begin to rely primarily on the FHLBank’s actual loss experience when the mortgage loan portfolio is sufficiently seasoned to allow the FHLBank to reasonably estimate probable losses based on its own loss experience.

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

As of December 31, 2008 and 2007, the allowance for loan losses on the conventional mortgage loan portfolio amounted to $884,000 and $844,000, respectively. The allowances reflect the FHLBank’s estimate of probable incurred losses inherent in its mortgage loan portfolio as of those dates.

See Table 25 under this Item 7 for detail of the activity in the allowance for credit losses on mortgage loans.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Balance Sheet Analysis
Overall – Table 16 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2007 to December 31, 2008 (in thousands):

Table 16

	Increase (Decrease) in Components
	December 31, 2008 vs. 2007
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,649)	(95.6)%
Investments[1]	(1,079,642)	(5.3)
Advances	3,762,535	11.7
Mortgage loans held for portfolio, net	671,504	28.5
Derivative assets	(43,085)	(55.5)
Other assets	(58,004)	(19.3)
TOTAL ASSETS	$3,251,659	5.9%

Liabilities:
Deposits	$362,715	27.1%
Consolidated obligations, net	2,573,589	5.0
Derivative liabilities	295,973	273.1
Other liabilities	(78,009)	(17.4)
Total liabilities	3,154,268	6.0

Capital:
Capital stock outstanding	149,148	7.1
Retained earnings	(51,841)	(24.8)
Accumulated other comprehensive income	84	4.0
Total capital	97,391	4.2
TOTAL LIABILITIES AND CAPITAL	$3,251,659	5.9%

[1]	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

At December 31, 2008, the FHLBank’s assets totaled $58.6 billion, up 5.9 percent from December 31, 2007. This increase is primarily attributable to a $3.8 billion increase in advances and a $0.7 billion increase in mortgage loans offset by a $1.1 billion decrease in investment securities.

Total advances increased 11.7 percent at December 31, 2008 to $35.8 billion from $32.1 billion in advance balances at December 31, 2007, primarily due to growth in advances to the FHLBank’s mid-sized to smaller members. Advances to FHLBank’s largest members accounted for only $0.5 billion or 13.3 percent of the increase. Despite the turmoil in the United States economy and the disruptions in the capital market in 2008, loan demand at small and mid-sized member institutions remained strong which in turn resulted in strong advance demand throughout the year. Additionally, funding sources normally available to our members became practically unavailable. As these funding sources began drying up, the demand for advances, primarily short-term advances, increased.

Most of the FHLBank’s total asset growth during 2008 was funded with consolidated obligations, which increased from $51.1 billion at December 31, 2007 to $53.7 billion at December 31, 2008, representing a 5.0 percent increase. Consolidated obligations are the FHLBank’s primary funding source. The changes in consolidated obligation balances generally matched the changes in advance balances throughout 2008.

Total deposits increased $362.7 million, or 27.1 percent from December 31, 2007 to December 31, 2008. In 2008 and 2007, deposits represented 3.0 and 2.5 percent, respectively of total liabilities. This increase in deposits has had a positive impact on the FHLBank’s overall funding cost and funding structure. FHLBank deposit levels are difficult to predict as they are dependent on member demand, which is affected by such factors as the availability of deposits from member customers, investment opportunities, loan demand experienced by members and disintermediation with other sectors of the economy.

Total capital increased from $2.3 billion at December 31, 2007 to $2.4 billion at December 31, 2008, with most of the increase from capital stock supporting member advance activity. During 2007 and 2008, the FHLBank did not carry out any mandatory repurchases of member capital stock; however, the FHLBank completed periodic exchanges of excess Class B Common Stock for Class A Common Stock under the provisions of its capital plan. These periodic exchanges were performed during all of 2007 and 2008. The frequency of these exchanges was weekly in 2008, thereby reducing the average amount of excess Class B Common Stock held by members. The FHLBank discontinued these periodic exchanges on January 28, 2009 to allow the FHLBank to increase its permanent capital position. The FHLBank anticipates that growth or reduction in capital stock should closely parallel advance increases or decreases in future periods.

Advances – Outstanding advances increased from $32.1 billion at December 31, 2007 to $35.8 billion at December 31, 2008. As discussed in more detail below, the mix of balances outstanding by major advance product type shifted from the end of 2007 to the end of 2008 as members shifted out of long-term fixed rate advances in favor of short-term fixed rate advances, line of credit (overnight) advances, convertible advances and adjustable rate callable advances (see Table 1 under Item 1 for a summary of the advance products outstanding at December 31, 2008 and 2007). In 2008, short-term fixed rate advances increased by $1.5 billion, line of credit advances increased by $1.1 billion, convertible advances increased by $0.9 billion and adjustable rate callable advances increased by $0.4 billion while long-term fixed rate advances declined by $1.0 billion. The shift from long-term advances to the line of credit and short-term advances can be attributed to a drop in short-term interest rates due to the deteriorating financial markets and a high demand for liquidity.

We expect total advances to decline in 2009: (1) because of the conservatorship of U.S. Central Federal Credit Union, which may result in reduced advance activity (see previous discussion under Item 1 – "Business – Advances" and Note 20 of the Notes to the Financial Statements included under Item 8 – "Financial Statements and Supplementary Data"); and (2) as members begin de-leveraging their balance sheets in order to shore up their capital positions and weather the current recession. We also expect that some members will begin utilizing various U.S. government-guaranteed and Federal Reserve lending programs as an alternative to FHLBank advances. Excess liquidity from maturing investments and from other sources, if available, will likely be used to reduce member demand for wholesale borrowings including advances. However, difficulties in issuing brokered certificates of deposit and in entering into security repurchase transactions could somewhat offset the expected reduction in demand for FHLBank advances at many of the mid-sized to smaller members during 2009. Although the FHLBank experienced a moderate decrease in membership during the two-year period ending December 31, 2008, advance balances continued to grow. The growth in advance balances during 2008 primarily reflects increases in advances outstanding from the FHLBank’s mid-sized and smallest members. The number of members and non-members with outstanding advances was 645 as of December 31, 2007 and increased to 687 as of December 31, 2008 as some of our mid-sized and smaller members utilized advances to meet their liquidity and funding needs.

Table 17 summarizes the par amount of FHLBank advances by year of maturity, or next call date for callable advances, as of December 31, 2008 (in thousands):

Table 17

	Year of Maturity or Next Call Date
	One year or less	Over one year through five years	Over five years	Total
December 31, 2008	$23,371,131	$6,805,554	$4,808,102	$34,984,787

Total advances represented 61.2 percent of total assets as of December 31, 2008 compared with 58.0 percent at the end of 2007. The percentage of total advances to total assets has historically exceeded 60 percent of FHLBank assets; however, with the anticipated member de-leveraging, we expect this percentage to be in the range of 55 to 60 percent of total assets in future years. The average yield on advances was 2.97 percent for the year ended December 31, 2008 compared to 5.26 percent for 2007 and 5.07 percent for 2006. The decrease in average advance yields from the year ended December 31, 2007 to the year ended December 31, 2008 is consistent with the general decrease in market interest rates, especially short-term rates.

Short-term rates declined rather dramatically throughout 2008, with the average short-term advance rate dropping 400 basis points by year end. The FOMC lowered the overnight Federal funds target rate several times during 2008 resulting in the current overnight Federal funds target rate being a range from zero to 0.25 percent. As of December 31, 2008, line of credit advances (which re-price daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 38.0 percent of outstanding advances. Adjustable rate advances (re-pricing daily to every three months) represented 19.8 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 16.5 percent. Fixed rate bullet advances and callable advances either swapped to one-month or three-month LIBOR (synthetically creating one-month or three-month advances) represented 12.2 percent.  As of December 31, 2007, line of credit advances and short-term, fixed rate advances represented 33.7 percent of outstanding advances. Adjustable rate advances represented 20.7 percent, and convertible advances represented 15.2 percent. Fixed rate bullet advances and callable advances either swapped to one-month or three-month LIBOR (synthetically creating one-month or three-month advances) represented 12.4 percent. As a result, 86.5 percent of the FHLBank’s advance portfolio as of December 31, 2008 and 82.0 percent of the FHLBank’s advance portfolio as of December 31, 2007 effectively re-priced at least every three months. See Table 1 under Item 1 for a summary of the advance products outstanding at December 31, 2008 and 2007. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. In January 2009, the FOMC left the Federal funds target rate unchanged at zero to 0.25 percent and, given the ongoing recession and worsening economic conditions in early 2009, it does not appear that the FOMC will begin increasing its target range any time soon. Therefore, we anticipate advance yields will remain relatively stable in 2009 unless there is a significant change in our advance mix. See Item 7 – Table 59, Spread and Yield Analysis, and Table 60, Rate and Volume Analysis, in the “Financial Review – Results of Operations” for further information on 2006 through 2008 average balances and yields.

The FHLBank develops its advance programs, as authorized in the Bank Act and in regulations established by the Finance Agency, to meet the specific needs of its members. As a wholesale provider of funds, the FHLBank competes with brokered certificates of deposit, security repurchase agreements and U.S. government lending programs for short- and medium-term maturities. The FHLBank strives to price its advances relative to its marginal cost of funds while trying to remain competitive with these markets. While there is less competition in the long-term maturities, member advance demand for these maturities has historically been lower than the demand for short-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to the FHLBank’s cost of funds.

Prepayment Fees: The FHLBank prices advances based on the FHLBank’s marginal cost of issuing matched-maturity funding while considering its related administrative and operating costs, substitute pricing and desired profitability targets. Advances with a maturity or re-pricing period greater than six months generally incorporate a fee sufficient to make the FHLBank financially indifferent should the borrower decide to prepay the advance.

The FHLBank has no foreign advances as of December 31, 2008, 2007, 2006, 2005 and 2004. Table 18 presents the book value of total advances as of December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

Table 18

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Advances	$35,819,674	$32,057,139	$28,445,245	$27,086,568	$27,489,919

Letters of Credit: The FHLBank also issues letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the same requirements as for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending that is eligible for any of the FHLBank’s CICA programs may also be secured by state and local government securities. Table 19 presents outstanding letters of credit balances as of December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

Table 19

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Letters of Credit	$2,751,362	$2,543,265	$2,125,187	$1,865,163	$2,013,764

Standby Credit Facility: In December 2007, the FHLBank began offering a standby credit facility (SCF) product, which is a commitment to issue an advance. SCF commitments are for terms of one year and any draws on the SCF must be fully collateralized prior to any disbursement of funds and at all times thereafter. Outstanding SCF commitments totaled $1.0 billion and $2.0 billion at December 31, 2008 and 2007, respectively.

Housing Associates: The FHLBank is permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. Outstanding advances to housing associates totaled $149.0 million and $64.5 million as of December 31, 2008 and 2007, respectively, representing less than one percent of total advances for each period presented. All outstanding housing associates advances as of December 31, 2008 and 2007 were to state housing finance authorities and therefore the restrictive collateral provisions indicated in Item 1 – “Business – Advances” do not apply.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the FHLBank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). The MPF Program provides an alternative outlet for members that originate fixed rate, single-family mortgage products. During 2008 the balance of the MPF portfolio increased $671.5 million or 28.5 percent. The increase in the balance of the MPF portfolio was the result of $231.9 million of out-of district mortgage loans purchased and $764.4 million of new loans acquired from in-district PFIs. The FHLBank began participating in out-of-district loan purchases as a result of the FHLBank of Chicago announcing on April 23, 2008, that it would no longer purchase mortgage loans from its PFIs under the MPF Program after July 31, 2008. In anticipation of the FHLBank of Chicago ceasing to purchase mortgage loans after July 31, 2008 and in order to minimize potential disruptions in the MPF Program, the FHLBank executed a short-term agreement on July 1, 2008 with the FHLBank of Chicago to acquire up to $300 million in Participation Interests in mortgage loans originated by PFIs in the FHLBank of Chicago’s district. Under the agreement, all delivery commitments from the FHLBank of Chicago district PFIs were to be issued between July 1 and October 31, 2008. On September 23, 2008, the FHLBank of Chicago officially announced to its members the rollout of an MPF product (MPF Xtra) that would provide its members with access to the secondary mortgage market without adding to the interest rate risk on the FHLBank of Chicago’s balance sheet. An agreement was executed with Fannie Mae as the first non-FHLBank investor in MPF assets, and participation by the FHLBank of Chicago’s PFIs was made available beginning November 1, 2008.

The FHLBank has continued its efforts to increase the number of members participating in the MPF Program. As of December 31, 2008 and 2007, agreements were in place with 161 and 142 PFIs, respectively. The number of PFIs that delivered and sold loans was 147 and 126 at December 31, 2008 and 2007, respectively. We anticipate that the number of PFIs delivering and selling loans to the FHLBank will increase during 2009 and beyond as we strive to increase the number of participating members. However, there is no guarantee that our efforts will increase the number of PFIs. The FHLBank devoted resources during 2007 and 2008 to increasing the volume of mortgage loans acquired from PFIs. To increase the number of PFIs, our account managers focused on members that are active mortgage originators or purchasers. In addition, we added an MPF account manager at the beginning of 2008 who is focused solely on increasing the number of PFIs and the dollar amount of mortgage loans sold into the FHLBank’s MPF Program by PFIs. Future volume growth for mortgage loans held in portfolio will depend on a number of factors, including the number of new PFIs and the mortgage loan origination volume of the new PFIs; the amount of mortgage loan activity all existing PFIs expect to deliver in 2009; refinancing activity; the level of interest rates and the shape of the yield curve; the relative competitiveness of MPF pricing to the prices offered by Fannie Mae, Freddie Mac and other buyers of mortgage loans; the willingness of other FHLBanks to allow the FHLBank to participate in a percentage of mortgage loans that their PFIs are selling into the MPF Program; and the willingness of the FHLBank to acquire additional out-of-district mortgage loans at the prevailing relative value (the difference between the yield on the mortgage loans and the FHLBank’s cost of funding and hedging the mortgage loans). Mortgage market conditions early in 2008 led Fannie Mae and Freddie Mac to adjust their practices and prices paid for mortgage loans, which increased the relative competitiveness of the MPF Program. This situation continued for much of 2008, and it assisted the FHLBank in increasing the number of active PFIs delivering mortgage loans into the MPF Program. Toward the end of 2008, the U.S. Treasury and Federal Reserve Banks began direct purchases of mortgages from Fannie Mae and Freddie Mac. These purchases, which are funded with U.S. Treasury debt, resulted in much lower interest rates on residential mortgages. Because the FHLBank’s funding costs were generally higher than those of the U.S. Treasury, there were periods when the FHLBank was unable to profitably acquire mortgages sold under the MPF Program at comparable prices. FHLBank management made it a priority to explore the MPF Xtra product, offered only to-date by the FHLBank of Chicago. It is the FHLBank’s intent to be prepared to add this product to our MPF product mix to ensure our ability to offer a secondary market outlet to our PFIs, specifically the small PFIs, when market conditions deem it undesirable to hold the assets in portfolio.

Table 20 presents the FHLBank’s top five PFIs, the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2008 and 2007, and the percentage of those loans to total MPF loans outstanding on those dates. If a PFI was not one of the top five for one of the years presented, the applicable column is left blank.

Table 20

	MPF Loan Balance as of December 31, 2008	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2007	Percent of Total MPF Loans
TierOne Bank	$539,652	17.9%	$504,498	21.5%
La Salle National Bank, N.A.	465,906	15.4	526,333	22.4
Bank of the West[1]	378,628	12.5	423,917	18.1
Central National Bank	115,646	3.8
Security Saving Bank, FSB	82,368	2.8
Sunflower Bank, NA			58,406	2.5
Golden Belt Bank, FSA			38,990	1.7
TOTAL	$1,582,200	52.4%	$1,552,144	66.2%

[1]
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

The average yields on mortgage loans were 5.16 percent, 5.21 percent and 5.12 percent during 2008, 2007 and 2006, respectively. The average yield on mortgage loans decreased in 2008 and is primarily attributable to the falling interest rate environment late in 2008 due to the turmoil in the financial market. The average yield on mortgage loans increased in 2007 and 2006 primarily due to the increase in mortgage interest rates and a decrease in the net write-off of the amortization of premium as a result of the decline in mortgage loan prepayments and the increase in estimated average lives of existing mortgage loans because of increasing mortgage interest rates. The average yield on mortgage loans is expected to decrease in response to anticipated decreases in market interest rates on mortgage loans during 2009. See Table 59, Spread and Yield Analysis, and Table 60, Rate and Volume Analysis, under Item 7 for further information.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Table 21 presents the unpaid principal for conventional and government-insured mortgage loans as of December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

Table 21

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Conventional mortgage loans	$2,824,928	$2,261,562	$2,307,079	$2,360,896	$2,380,202
Government-insured mortgage loans	195,619	85,698	63,105	58,275	52,394
TOTAL OUTSTANDING MORTGAGE LOANS	$3,020,547	$2,347,260	$2,370,184	$2,419,171	$2,432,596

Table 22 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 or more past due and accruing as of December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

Table 22

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Performing mortgage loans	$3,010,665	$2,340,691	$2,365,122	$2,414,827	$2,431,225
Non-performing mortgage loans	8,934	5,640	4,379	4,052	727
Mortgage loans 90 days or more past due and accruing	948	929	683	292	644
TOTAL OUTSTANDING MORTGAGE LOANS	$3,020,547	$2,347,260	$2,370,184	$2,419,171	$2,432,596

Information regarding the interest income shortfall on the non-performing loans during the periods ending December 31, 2008 and 2007 is included in Table 23 (in thousands):

Table 23

	2008	2007
Interest contractually due during the year on non-performing mortgage loans	$585	$365
Interest income received during the year on non-performing mortgage loans	494	317
SHORTFALL	$91	$48

MPF Allowance for Credit Losses on Mortgage Loans: As of December 31, 2008, 2007, 2006, 2005 and 2004, the FHLBank had recorded an allowance for credit losses of $884,000, $844,000, $854,000, $756,000 and $424,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further information). Management believes that policies and procedures are in place to effectively manage the credit risk on MPF mortgage loans.

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

Table 24 presents a roll forward analysis of the FLA for the periods ended December 31, 2008 and 2007 (in thousands):

Table 24

	Increase to FLA	Losses Incurred[1]	Total
Balance at December 31, 2006	$11,888	$(66)	$11,822
Increase to FLA	586	0	586
Losses incurred	0	(228)	(228)
Balance at December 31, 2007	12,474	(294)	12,180
Increase to FLA	2,686	0	2,686
Losses incurred	0	(197)	(197)
Balance at December 31, 2008	$15,160	$(491)	$14,669

[1]	There were de minimis reductions in CE fees paid for losses absorbed in the FLA during 2008 and 2007. Losses did not exceed the FLA balance at any time during 2008 or 2007.

Table 25 presents the allowance for mortgage loan losses as of December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

Table 25

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Balance, beginning of year	$844	$854	$756	$424	$129
Provision for (reversal of) mortgage loan losses	196	(25)	358	335	295
Charge-offs	(156)	15	(260)	(3)	0
Balance, end of year	$884	$844	$854	$756	$424

The ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2008, 2007, 2006, 2005 and 2004.

FHLBank Topeka’s mortgage loans held in portfolio are dispersed across all 50 states and the District of Columbia as of December 31, 2008, 2007, 2006, 2005 and 2004. The largest concentration of loans is in the states of Kansas and Nebraska, which as a percent of total loans together represented 52 percent, 51 percent, 49 percent, 46 percent and 41 percent as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively. For the years ended December 31, 2008, 2007, 2006, 2005 and 2004, no zip code represented more than 5 percent of total mortgage loans. The median size of a mortgage loan held in portfolio was approximately $71,000 at December 31, 2008, and $65,000 at December 31, 2007, 2006, 2005 and 2004. Table 26 is a summary of the percentage geographic concentration by region as of December 31, 2008, 2007, 2006, 2005 and 2004:

Table 26

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Midwest[2]	42.2%	41.7%	41.5%	40.3%	38.9%
Northeast[3]	4.0	5.7	6.3	7.0	7.9
Southeast[4]	5.2	7.3	8.2	9.2	10.7
Southwest[5]	44.9	40.5	38.6	37.3	34.6
West[6]	3.7	4.8	5.4	6.2	7.9
TOTAL[1]	100.0%	100.0%	100.0%	100.0%	100.0%

[1]	Percentages are calculated based on the unpaid principal balance at the end of each year.
[2]	Midwest includes: IA, IL, IN, MI, MN, ND, NE, OH, SD and WI
[3]	Northeast includes: CT, DE, MA, ME, NH, NJ, NY, PA, RI and VT
[4]	Southeast includes: AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV
[5]	Southwest includes: AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT
[6]	West includes: AK, CA, HI, ID, MT, NV, OR, WA and WY

Table 27 provides the weighted average FICO® scores and weighted average LTV at origination for conventional mortgage loans outstanding as of December 31, 2008, 2007, 2006, 2005 and 2004:

Table 27

	12/31/2008	12/31/2007	12/31/2006	12/31/2005	12/31/2004
Weighted average FICO® score[1] at origination	744.3	741.0	740.0	739.7	738.5
Weighted average LTV[2] at origination	73.1%	72.4%	72.0%	71.5%	71.0%

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

Investments – Investments decreased 5.3 percent from December 31, 2007 to December 31, 2008, while the FHLBank’s assets increased by 5.9 percent for the same period. Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. The average yield on investments was 3.49 percent in 2008 compared to 5.29 percent during 2007 and 5.13 percent during 2006. Average yields on investments increased from 2006 to 2007 because of rising short-term interest rates, but declined from 2007 to 2008 due primarily to falling short term interest rates. The FOMC increased its Federal funds target rate on overnight Federal funds from 1.00 percent to 5.25 percent over a two-year period beginning in June 2004 and ending in June 2006. The FOMC kept its Federal funds target rate unchanged at 5.25 percent until it began reducing it in September 2007. The target overnight Federal funds rate was a range from zero to 0.25 percent as of December 31, 2008. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio. Because the FOMC decreased its target rate by 100 basis points during 2007 and by 400 basis points in 2008, the average rate earned on FHLBank investments declined during 2008 (current target rate range of zero to 0.25 percent). See 59, Spread and Yield Analysis, and Table 60, Rate and Volume Analysis, under this Item 7 for further information on yield and balance fluctuations during 2007 and 2008.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, certificates of deposit and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $7.5 billion and $12.5 billion at December 31, 2008 and 2007, respectively. This decrease in short-term investments from 2007 to 2008 is primarily attributable to an increase in long term investments as the FHLBank took advantage of increased MBS/CMO investment authority under Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities,” discussed below, and also increased its holdings of unsecured AAA-rated GSE securities in an effort to reduce its exposure to the deteriorating credit profile of many of its traditional unsecured money market counterparties. The FHLBank’s long-term investment portfolio, consisting of GSE securities, MBS and taxable state or local housing finance agency securities were $11.9 billion and $8.0 billion at December 31, 2008 and 2007, respectively. The GSE securities provide attractive returns, serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s unsecured Agency and GSE instruments are fixed rate bonds, which are swapped from fixed to variable rates. All swapped Agency instruments are classified as trading securities. In September and October 2007, the FHLBank purchased variable rate Agency MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. In the Statements of Income, the change in fair values of the trading securities flows through “Net gain (loss) on trading securities” at the same time as the change in fair values on any associated derivatives flows through “Net gain (loss) on derivatives and hedging activities.” Net interest payments on these swaps also flow through “Net gain (loss) on derivatives and hedging activities” since the swaps do not qualify for hedge accounting treatment under SFAS 133 (i.e., these are non-SFAS 133 “economic” hedges; see Item 7 – “Financial Review – Derivatives” for further information).

On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities.” In the Resolution the Finance Board stated that the FHLBanks “can address difficulties and liquidity constraints in the housing finance market if the current investment limit in the FMP is increased so the FHLBanks may invest in MBS issued by, or backed by pools of mortgages guaranteed by, Freddie Mac or Fannie Mae.” Consequently, in the Resolution the Finance Board waived the restrictions in the FMP that limit an FHLBank’s investment in Mortgage Securities to 300 percent of its capital and restrict quarterly increases in holdings of Mortgage Securities to no more than 50 percent of capital so that an FHLBank can temporarily invest in Agency Mortgage Securities up to an additional 300 percent of its capital, subject to specified conditions. By allowing the FHLBanks to purchase additional Agency MBS, the Finance Board intended to further its statutory housing finance mission. To the extent the Resolution can increase the demand for Agency MBS, the added liquidity could help to restore the market for these securities and could, in turn, lead to lower liquidity premiums, lower mortgage rates, and increased home purchases. On March 27, 2008, the FHLBank submitted to the Finance Board the notice and information required by Resolution 2008-08 to increase its MBS/CMO holdings from 300 percent to 400 percent of capital. The Finance Board approved the FHLBank’s request on April 10, 2008. The FHLBank acquired $2.7 billion of variable rate Agency MBS/CMOs under this expanded MBS investment authority during 2008.

The FHLBank’s Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to maximize the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. During 2007, the FHLBank added $0.8 billion in MBS to the trading portfolio to give the FHLBank additional flexibility. All of the MBS in the trading portfolio are variable rate U.S. Agency or GSE issues, which was done with the intent of minimizing the volatility of price changes over time.

The FHLBank has reduced its participation in the market for taxable state HFA securities outside its four-state area, but remains a supporter of the state HFA market within the FHLBank’s Tenth District. State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, the FHLBank not only receives competitive returns but also provides necessary liquidity to traditionally underserved segments of the housing market. The FHLBank provides standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. For a predetermined fee, the FHLBank accepts an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. Currently, the standby bond purchase commitments executed by the FHLBank expire no later than 2014, though some are renewable upon request of the HFA and at the option of the FHLBank. Total commitments for bond purchases under the SBPAs were $1.3 billion and $1.0 billion as of December 31, 2008 and 2007, respectively. The FHLBank was not required to purchase any bonds under these agreements during the periods ended December 31, 2007 or 2006. However, during the third quarter of 2008, the FHLBank was required to purchase several of the bonds issued by the Colorado Housing and Finance Authority (CHFA) and covered under SBPAs because the remarketing agent, Lehman Brothers Holdings, Inc., was liquidated after the bankruptcy of its parent and was unable to adequately remarket all of CHFA’s bonds. All of the bonds purchased during the third quarter under the SBPAs were remarketed and repurchased from the FHLBank prior to the end of the third quarter 2008. In accordance with the SBPAs, the FHLBank purchased and resold the bonds at par value; therefore no gains (losses) were recorded in other comprehensive income on the purchase and subsequent sale of these bonds. During the fourth quarter, the FHLBank continued to purchase and resell at par small amounts of these securities periodically for short periods of time until they were successfully remarketed by the new remarketing agent but there were none that had not been resold by the end of 2008. The HFA securities backed by FHLBank SBPAs have continued to perform well even in the face of failed auctions of auction rate notes and other similar instruments during early 2009. Despite the current capital market disruptions, the FHLBank plans to continue to support the state HFAs in its district by continuing to execute SBPAs where appropriate.

Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes, including liquidity. The FHLBank also classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. If fixed rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired to hedge against duration risk, which were likely to be sold when the duration risk was no longer present, were also classified as available-for-sale securities. See Notes 4 through 6 in the Notes to Financial Statements included in Item 8 to this report for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of December 31, 2008, 2007 and 2006 are summarized by security type in Tables 28 through 30 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 28

December 31, 2008
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest bearing deposits:
Shared expense deposits	$34	$34	$0	$0	$0
MPF deposits	24	24	0	0	0
Interest-bearing deposits in banks	3,348,154	3,348,154	0	0	0
Total interest bearing deposits	3,348,212	3,348,212	0	0	0

Federal funds sold	384,000	384,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	1,571,449	1,571,449	0	0	0
Commercial paper	673,435	673,435	0	0	0
FHLBank obligations	316,618	0	0	316,618	0
Fannie Mae obligations[1]	403,027	0	115,061	287,966	0
Freddie Mac obligations[1]	1,009,074	0	331,010	678,064	0
Mortgage-backed securities:
Fannie Mae obligations[1]	399,863	0	0	0	399,863
Freddie Mac obligations[1]	277,278	0	0	0	277,278
Ginnie Mae Obligations[2]	1,956	0	0	0	1,956
Total trading securities	4,652,700	2,244,884	446,071	1,282,648	679,097

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	760,000	760,000	0	0	0
Commercial paper	737,271	737,271	0	0	0
State or local housing agencies	155,247	10,000	120	1,320	143,807
Mortgage-backed securities:
Fannie Mae obligations[1]	3,354,012	0	0	78,305	3,275,707
Freddie Mac obligations[1]	3,388,254	0	0	18,932	3,369,322
Ginnie Mae obligations[2]	37,663	0	0	923	36,740
Other – non-government	2,618,450	0	0	274,546	2,343,904
Total held-to-maturity securities	11,050,897	1,507,271	120	374,026	9,169,480

TOTAL	$19,435,809	$7,484,367	$446,191	$1,656,674	$9,848,577

[1]	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.

Table 29

December 31, 2007
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest bearing deposits:
MPF deposits	$10	$10	$0	$0	$0
Total interest bearing deposits	10	10	0	0	0

Federal funds sold	5,150,000	5,150,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	213,046	0	0	213,046	0
Fannie Mae obligations[1]	110,457	0	53,515	56,942	0
Freddie Mac obligations[1]	520,252	99,781	318,461	102,010	0
Mortgage-backed securities:
Fannie Mae obligations[1]	477,692	0	0	0	477,692
Freddie Mac obligations[1]	330,044	0	0	0	330,044
Ginnie Mae Obligations[2]	2,552	0	0	0	2,552
Total trading securities	1,654,043	99,781	371,976	371,998	810,288

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	6,122,007	6,122,007	0	0	0
Commercial paper	1,143,067	1,143,067	0	0	0
State or local housing agencies	191,170	0	10,305	2,600	178,265
Mortgage-backed securities:
Fannie Mae obligations[1]	1,579,409	0	0	0	1,579,409
Freddie Mac obligations[1]	1,638,400	0	0	19,150	1,619,250
Ginnie Mae obligations[2]	44,033	0	0	1,268	42,765
Other – non-government	2,993,312	0	0	15,386	2,977,926
Total held-to-maturity securities	13,711,398	7,265,074	10,305	38,404	6,397,615

TOTAL	$20,515,451	$12,514,865	$382,281	$410,402	$7,207,903

[1]	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.

Table 30

December 31, 2006
Security Type	Carrying Value	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest bearing deposits:
MPF deposits	$29	$29	$0	$0	$0
Total interest bearing deposits	29	29	0	0	0

Federal funds sold	8,054,500	8,054,500	0	0	0

Trading securities:
Non-mortgage-backed securities:
Federal Farm Credit Bank obligations[1]	620	620	0	0	0
FHLBank obligations	15,052	15,052	0	0	0
Fannie Mae obligations[1]	181,611	75,218	52,063	54,330	0
Freddie Mac obligations[1]	503,406	0	302,781	200,625	0
Mortgage-backed securities:
Ginnie Mae obligations[2]	3,436	0	0	0	3,436
Total trading securities	704,125	90,890	354,844	254,955	3,436

Available-for-sale securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	101,668	49,143	52,525	0	0
Total available-for-sale securities	101,668	49,143	52,525	0	0

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	3,985,000	3,985,000	0	0	0
Bank notes	275,000	275,000	0	0	0
Commercial paper	1,774,449	1,774,449	0	0	0
State or local housing agencies	238,873	0	10,000	600	228,273
Fannie Mae obligations[1]	100,008	100,008	0	0	0
Freddie Mac obligations[1]	99,940	99,940	0	0	0
Mortgage-backed securities:
Fannie Mae obligations[1]	1,145,425	0	536	2,395	1,142,494
Freddie Mac obligations[1]	1,379,899	0	0	3,664	1,376,235
Ginnie Mae obligations[2]	17,118	0	275	2,093	14,750
Other – non-government	3,621,671	0	0	0	3,621,671
Total held-to-maturity securities	12,637,383	6,234,397	10,811	8,752	6,383,423

TOTAL	$21,497,705	$14,428,959	$418,180	$263,707	$6,386,859

[1]	Fannie Mae, Freddie Mac and Federal Farm Credit Bank are GSEs. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.

Table 31 presents the FHLBank’s MBS investment portfolio by categories of securities as of December 31, 2008, 2007 and 2006 (in thousands):

Table 31

	12/31/2008		12/31/2007		12/31/2006
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. agency residential MBS	$7,459,026	74.0%	$4,072,130	57.6%	$2,545,878	41.3%
Private-label residential MBS	2,573,761	25.5	2,944,090	41.7	3,570,314	57.9
Private-label commercial MBS	40,503	0.4	40,521	0.6	40,538	0.7
Home equity loans	3,566	0.1	7,734	0.1	9,335	0.1
Manufactured housing	620	0.0	967	0.0	1,484	0.0
TOTAL	$10,077,476	100.0%	$7,065,442	100.0%	$6,167,549	100.0%

Yield Characteristics: Table 32 presents the yield characteristics of the FHLBank’s non-MBS investments, classified as held-to-maturity securities and trading securities, as of December 31, 2008:

Table 32

	12/31/2008
	Held-to-maturity Securities	Trading Securities
Due in one year or less	2.33%	1.74%
Due after one year through five years	7.02	5.55
Due after five years through 10 years	6.88	5.20
Due after 10 years	4.05	-

Table 33 presents the yield characteristics of the FHLBank’s MBS investments, classified as held-to-maturity securities and trading securities, as of December 31, 2008:

Table 33

	12/31/2008
	Held-to-maturity Securities	Trading Securities
Due in one year or less	-%	-%
Due after one year through five years	-	-
Due after five years through 10 years	4.12	-
Due after 10 years	3.55	5.80

Table 34 presents securities held by the FHLBank from issuers, excluding U.S. government agencies, with book values greater than ten percent of FHLBank capital as of December 31, 2008 (in thousands):

Table 34

12/31/2008
Name of Issuer	Total Book Value	Total Fair Value
Citicorp Mortgage Securities Inc.	$355,758	$298,508
BNP Paribas	275,000	275,192
Toyota Motor Credit Corp.	244,106	244,595
Royal Bank of Scotland PLC	240,000	240,370
TOTAL	$1,114,864	$1,058,665

Note: None of the issuers of these securities are FHLBank Topeka members or subsidiaries of FHLBank Topeka members.

Securities Ratings: Table 35 presents the percentage of FHLBank investments classified as held-to-maturity or trading securities by rating as of December 31, 2008 and 2007:

Table 35

Investment Rating	12/31/2008	12/31/2007
Long-term rating:
AAA	76.1%	52.3%
AA	5.4	26.4
A	9.5	13.8
BBB	0.0	0.0
Below Investment Grade	0.0	0.0
Short-term rating:
A-1 or higher/P-1	9.0	7.5
TOTAL	100.0%	100.0%

Private-label mortgage-backed securities. The FHLBank acquires private-label MBS investments that carry the highest ratings from Moody’s, Fitch or S&P. The FHLBank purchases private-label MBS investments with weighted average FICO scores of 700 or above and weighted average loan-to-values of 80 percent or lower.

Table 36 presents a summary of the par value of private-label MBS by interest rate type and by type of collateral as of December 31, 2008 and 2007 (in thousands):

Table 36

	12/31/2008			12/31/2007
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS:
Prime	$1,762,925	$436,024	$2,198,949	$1,999,914	$514,419	$2,514,333
Alt-A	231,452	149,991	381,443	260,728	174,503	435,231
Total private-label residential MBS	1,994,377	586,015	2,580,392	2,260,642	688,922	2,949,564

Manufactured housing loans:
Prime	0	620	620	0	967	967

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Home equity loans:
Prime	0	6,559	6,559	0	7,732	7,732

TOTAL	$2,034,317	$593,194	$2,627,511	$2,300,582	$697,621	$2,998,203

During 2008, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. Significant declines in fair values were particularly evident across the market for private-label MBS securitized in 2006 and 2007 primarily because of less stringent underwriting standards used by mortgage originators at that time. While some of the most significant declines in fair values have been in the 2006 and 2007 vintage MBS, the earlier vintages owned by the FHLBank have not been immune to the declines in fair value. Table 37 presents a summary of the FHLBank’s private-label MBS by year of securitization as of December 31, 2008, 2007 and 2006 (in thousands):

Table 37

	12/31/2008			12/31/2007			12/31/2006
Year of Securitization	Fair Value	Par Value[1]	Fair Value as a % of Par Value	Fair Value	Par Value	Fair Value as a % of Par Value	Fair Value	Par Value	Fair Value as a % of Par Value
Private-label residential MBS:
Prime:
2006	$92,957	$117,263	79.3%	$132,975	$133,310	99.7%	$142,673	$143,580	99.4%
2005	504,745	629,864	80.1	700,534	708,989	98.8	796,328	804,081	99.0
2004	443,195	523,698	84.6	597,238	605,738	98.6	793,194	799,479	99.2
2003 and earlier	831,478	928,124	89.6	1,041,972	1,066,296	97.7	1,280,004	1,309,613	97.7
Total prime	1,872,375	2,198,949	85.1	2,472,719	2,514,333	98.3	3,012,199	3,056,753	98.5

Alt-A:
2005	53,446	73,397	72.8	79,516	83,288	95.5	95,332	96,444	98.8
2004	54,940	70,491	77.9	84,341	85,846	98.2	110,125	110,071	100.0
2003 and earlier	202,573	237,555	85.3	258,620	266,097	97.2	307,237	312,770	98.2
Total Alt-A	310,959	381,443	81.5	422,477	435,231	97.1	512,694	519,285	98.7

Total private-label residential MBS	2,183,334	2,580,392	84.6	2,895,196	2,949,564	98.2	3,524,893	3,576,038	98.6

Manufactured housing loans:
Prime:
2003 and earlier	608	620	98.1	966	967	99.9	1,483	1,483	100.0

Private-label commercial MBS:
Prime:
2003 and earlier	36,031	39,940	90.2	40,040	39,940	100.3	39,366	39,940	98.6

Home equity loans:
Prime:
2003 and earlier	2,728	6,559	41.6	7,567	7,732	97.9	9,356	9,333	100.2

TOTAL	$2,222,701	$2,627,511	84.6%	$2,943,769	$2,998,203	98.2%	$3,575,098	$3,626,794	98.6%

__________
[1]
Includes securities with a par value of $8.0 million determined to be other-than-temporarily impaired at December 31, 2008. These securities had a total amortized cost before impairment of $8.0 million and were written down to fair value of $3.2 million at the time of impairment, December 31, 2008.

Table 38 presents the underlying collateral performance and credit enhancement statistics of the FHLBank’s private-label MBS as of December 31, 2008 (in thousands):

Table 38

Year of Securitization	AAA	AA	A	BBB	Below Investment Grade	Total Par Value	Average Price	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Impairment Charge Taken	Weighted Average Original Credit Support	Weighted- Average Current Credit Support	Minimum Credit Support	Weighted Average Collateral Delinquency[1]	Monoline Financial Guarantee[2]
Private-label residential MBS:
Prime:
2006	$27,674	$40,837	$48,752	$0	$0	$117,263	79.3	$92,957	$115,794	$22,837	$0	3.0%	3.5%	2.9%	1.7%	$0
2005	629,864	0	0	0	0	629,864	80.1	504,745	626,520	121,775	1,778	3.4	4.6	3.0	1.9	0
2004	521,536	2,162	0	0	0	523,698	84.6	443,195	522,722	79,527	0	3.3	6.9	2.0	2.6	0
2003 and earlier	927,335	789	0	0	0	928,124	89.6	831,478	927,346	96,509	0	2.6	5.8	1.6	0.7	789
Total prime	2,106,409	43,788	48,752	0	0	2,198,949	85.2	1,872,375	2,192,382	320,648	1,778	3.0	5.6	1.6	1.6	789

Alt-A:
2005	73,397	0	0	0	0	73,397	72.8	53,446	73,374	19,928	0	4.1	5.9	4.2	3.9	0
2004	70,491	0	0	0	0	70,491	77.9	54,940	70,528	15,760	0	4.9	10.2	7.5	4.8	0
2003 and earlier	237,555	0	0	0	0	237,555	85.3	202,573	237,477	34,904	0	4.2	11.1	4.0	2.5	0
Total Alt-A	381,443	0	0	0	0	381,443	81.5	310,959	381,379	70,592	0	4.3	9.9	4.0	3.2	0

Total private-label residential MBS:	2,487,852	43,788	48,752	0	0	2,580,392	84.6	2,183,334	2,573,761	391,240	1,778	3.2	6.2	1.6	1.8	789

Manufactured housing loans:
Prime:
2003 and earlier	620	0	0	0	0	620	98.1	608	620	12	0	22.0	90.6	90.6	1.5	0

Private-label commercial MBS:
Prime:
2003 and earlier	39,940	0	0	0	0	39,940	90.2	36,031	40,503	4,472	0	21.5	25.9	25.9	0.0	0

Home equity loans:
Prime:
2003 and earlier	0	0	0	2,825	3,734	6,559	41.6	2,728	3,566	838	2,995	0.0	32.7	0.0	36.5	6,559

TOTAL	$2,528,412	$43,788	$48,752	$2,825	$3,734	$2,627,511	84.6	$2,222,701	$2,618,450	$396,562	$4,773	3.5%	6.6%	0.0%	1.9%	$7,348

__________
[1]
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

2    The monoline financial guarantee may exceed the amortized cost if amortized cost has been reduced due to other-than-temporary impairment.

Under the FHLBank’s RMP, acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. FHLBank management continues to monitor concentration of the underlying collateral for its private-label MBS portfolio for risk management purposes. With decreasing housing prices, especially in the states of California, Florida, Arizona and Nevada, delinquencies and foreclosures have continued to increase. Table 39 presents the FHLBank’s geographic concentration of collateral securing private-label MBS (excluding commercial MBS) as of December 31, 2008 for those states with concentrations of greater than five percent of total private-label MBS (excluding commercial MBS):

Table 39

Security Type	Percentage of Total Par Value[1]
	California	New York
Private-label residential MBS:
Prime	36.9%	8.5%
Alt-A	34.9	5.6
Total private-label residential MBS	36.6	8.1

Manufactured housing loans:
Prime	0.0	6.8

Home equity loans:
Prime	0.1	0.3

TOTAL	36.5%	8.1%
__________
1     Calculated based upon weighted average geographic concentrations as available from third-party servicers.

As of December 31, 2008, the FHLBank held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 40 presents coverage amounts and unrealized losses on the private-label MBS covered by monoline bond insurance as of December 31, 2008 (in thousands):

Table 40

Year of Securitization	AMBAC Assurance Corp.		MBIA Insurance Corp.		Financial Guaranty Insurance Company		Total
	Monoline Insurance Coverage	Total Unrealized Losses	Monoline Insurance Coverage	Total Unrealized Losses	Monoline Insurance Coverage	Total Unrealized Losses[1]	Monoline Insurance Coverage	Total Unrealized Losses
Prime:
2003 and earlier	$789	$229	$1,740	$838	$4,819	$0	$7,348	$1,067
____________
[1]
All private-label MBS covered by Financial Guaranty Insurance Company were determined to be other-than-temporarily impaired as of December 31, 2008. These securities were written down to a total fair value of $1.8 million and consequently have no unrealized losses as of December 31, 2008.

As noted previously, the FHLBank only acquires private-label MBS investments that carry the highest ratings from Moody’s, Fitch or S&P. With the current disrupted market environment, downgrades have occurred since acquisition but for less than 4 percent of the FHLBank’s private-label MBS. Table 41 presents a summary of private-label MBS by credit rating as of December 31, 2008 (in thousands):

Table 41

Credit Rating	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted Average Collateral Delinquency
Private-label residential MBS:
Prime:
AAA[1]	$2,106,409	$2,101,021	$300,909	1.5%
AA	43,788	43,172	7,329	2.0
A	48,752	48,189	12,410	2.3
Total prime	2,198,949	2,192,382	320,648	1.6

Alt-A:
AAA	381,443	381,379	70,592	3.2

Total private-label residential MBS	2,580,392	2,573,761	391,240	1.8

Manufactured housing loans:
Prime:
AAA	620	620	12	1.5

Private-label commercial MBS:
Prime:
AAA	39,940	40,503	4,472	0.0

Home equity loans:
Prime:
BBB	2,825	2,301	838	27.2
Below investment grade[1]	3,734	1,265	0	43.5
Total home equity loans	6,559	3,566	838	36.5

TOTAL	$2,627,511	$2,618,450	$396,562	1.9%
__________
1     Includes investments on which the FHLBank recognized other-than-temporary impairment as of December 31, 2008.

As of December 31, 2008, the FHLBank had carrying values of $2.6 billion of private-label securities with unrealized losses. (See Note 6 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a summary of held-to-maturity securities with unrealized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position.) Table 42 presents characteristics of the FHLBank’s private-label MBS in a gross unrealized loss position (in thousands). The underlying collateral for all prime loans were first lien mortgages.

Table 42

Security Type	Par Value	Amortized Cost	Gross Unrealized Losses	Weighted- Average Collateral Delinquency Rate	Percentage AAA at 12/31/2008	Percentage AAA at 03/20/2009	Percentage Investment Grade (other than AAA) at 03/20/2009	Percentage Below Investment Grade at 03/20/2009	Percentage on Negative Watch at 03/20/2009
Private-label residential MBS:
Prime	$2,161,947	$2,157,585	$320,648	1.6%	95.7%	92.8%	6.8%	0.4%	28.1%
Alt-A	370,076	370,013	70,592	3.1	100.0	78.7	11.1	10.2	3.5
Total private-label residential MBS	2,532,023	2,527,598	391,240	1.8	96.3	90.7	7.4	1.9	24.5

Manufactured Housing Loans	620	620	12	1.5	100.0	100.0	0.0	0.0	0.0

Private-label commercial MBS	39,940	40,503	4,472	0.0	100.0	100.0	0.0	0.0	0.0

Home Equity Loans	1,740	1,740	838	25.7	0.0	0.0	0.0	100.0	0.0

TOTAL	$2,574,323	$2,570,461	$396,562	1.8%	96.3%	90.8%	7.3%	1.9%	24.1%

Table 43 presents the amortized cost and fair values of the FHLBank’s private-label MBS by credit rating as of December 31, 2008 and March 20, 2009 for securities that have been downgraded during that period (in thousands). There were no downgrades on the FHLBank’s private-label MBS backed by manufactured housing loans or commercial loans.

Table 43

Credit Rating		Amortized Cost	Fair Value
December 31, 2008	March 20, 2009
Private-label residential MBS:
Prime:
AAA	AA	$2,991	$1,582
AAA	A	6,267	2,885
AAA	BBB	44,245	36,337
AAA	Below investment grade[1]	11,546	6,148
AA	A	789	560
Total prime		65,838	47,512

Alt-A:
AAA	AA	13,124	10,201
AAA	A	5,416	2,731
AAA	BBB	22,564	19,584
AAA	Below investment grade	37,686	23,661
Total Alt-A		78,790	56,177

Total private-label residential MBS		144,628	103,689

Home Equity Loans:
Prime:
BBB	Below investment grade	1,740	902

TOTAL		$146,368	$104,591
__________
1     Includes investments on which the FHLBank recognized other-than-temporary impairment as of December 31, 2008.

Table 44 presents the carrying value of the FHLBank’s private-label MBS portfolio for securities with rating agency actions subsequent to December 31, 2008 (in thousands):

Table 44

Security Type	Downgraded and Stable				Downgraded and on Negative Watch		Negative Watch/No Downgrade
	To AA	To A	To BBB	To Below Investment Grade	To A	To Below Investment Grade	Rated AAA	Rated AA	Rated A
Private-label residential MBS:
Prime	$2,991	$789	$44,245	$1,393	$6,267	$10,153	$482,050	$40,220	$48,189
Alt-A	13,124	5,416	22,564	37,686	0	0	12,836	0	0
Total private-label residential MBS	16,115	6,205	66,809	39,079	6,267	10,153	494,886	40,220	48,189

Home equity loans:
Prime	0	0	0	1,740	0	0	0	0	0

TOTAL	$16,115	$6,205	$66,809	$40,819	$6,267	$10,153	$494,886	$40,220	$48,189

Other-than-temporary Impairment. As mentioned previously, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. With the current disrupted market environment, the fair values of the majority of the FHLBank’s private-label MBS were below amortized cost at December 31, 2008. However, based upon the FHLBank’s extensive other-than-temporary impairment evaluation process that results in a conclusion as to whether or not we will collect all contractual principal and interest on the FHLBank’s private-label MBS, we have concluded that, except for the securities upon which we recognized other-than-temporary impairment, the decline in value at December 31, 2008 is largely due to the illiquidity in the marketplace rather than evidence of losses in the underlying collateral. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statement and Supplementary Data” for additional information on the FHLBank’s other-than-temporary impairment evaluation process. The FHLBank recognized other-than-temporary impairment losses of $4.8 million for the year ended December 31, 2008 related to five private-label MBS in its held-to-maturity portfolio. These securities had a total amortized cost of $8.0 million before impairment and a total estimated fair value of $3.2 million at the time of impairment. While the remainder of the FHLBank’s held-to-maturity securities portfolio has also seen a decline in fair value, the decline is considered temporary as the FHLBank has the intent and ability to hold these investments to maturity and based on estimated projected cash flows, expects to collect all contractual principal and interest. Table 45 presents other-than-temporary impairments recorded by security type (in thousands). All securities had been in unrealized loss positions greater than twelve months at the time of impairment. Prior to the fourth quarter 2008, management had concluded that the FHLBank was expected to receive all contractual principal and interest payments on these securities based on the evaluation processes completed during each respective quarter prior to December 31, 2008. During the fourth quarter of 2008, the monoline insurer backing the underlying mortgages on four of these securities was downgraded to CCC (security rating was BB) by the NRSROs and based on further analysis, it was concluded that the claims paying ability of the monoline insurer was not sufficient to cover all outstanding claims. We expect the insurer to perform to some extent and that we will recover the majority of our principal and interest but do not know to what extent the insurer will perform. For the other security, the quality of the underlying collateral deteriorated substantially during the fourth quarter of 2008.

Table 45

Security Type	Impairment Charge
Private-label residential MBS	$1,778
Home equity loans	2,995
TOTAL	$4,773

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term certificates of deposit and a limited number of non-interest bearing products. The annualized average rate paid on all interest-bearing deposits was 1.92 percent, 4.93 percent and 4.83 percent for 2008, 2007 and 2006, respectively. The average rate paid on deposits fluctuated in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the Federal Open Market Committees (FOMC) decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The majority of the FHLBank’s deposits is in overnight or demand accounts that re-price daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Total deposits were $1.7 billion and $1.3 billion at December 31, 2008 and 2007, respectively. Declines in the level of FHLBank deposits could occur during 2009 if demand for loans at member institutions increases, if members de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any reduction in deposits with similarly priced borrowings.

At December 31, 2008 and 2007, time deposits in denominations of $100,000 or more totaled $570.3 million and $1.3 million, respectively. Table 46 presents the maturities for these time deposits by remaining maturity as of December 31, 2008 and 2007 respectively (in thousands):

Table 46

	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
Time certificates of deposit (by remaining maturity at December 31, 2008)	$394,455	$175,500	$385	$570,340
Time certificates of deposit (by remaining maturity at December 31, 2007)	1,250	0	0	1,250

Table 47 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits for 2008, 2007 and 2006 (in thousands). Deposit types are included if the 10 percent threshold is met in any year.

Table 47

	12/31/2008		12/31/2007		12/31/2006
	Amount	Rate	Amount	Rate	Amount	Rate
Member demand deposits	$133,089	1.55%	$97,773	4.72%	$104,914	4.60%
Member overnight deposits	1,087,736	1.90	842,415	4.94	669,875	4.87

Consolidated Obligations – Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities used by the FHLBank to fund advances, mortgage loans and investments. As noted in the “Risk Management” section under Item 7A, the FHLBank uses debt with a variety of maturities and option characteristics to manage its DOE and interest rate risk profile. The FHLBank makes extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

The FHLBank primarily uses consolidated obligation bonds to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, the FHLBank typically either issues a consolidated obligation bond that has variable rates matching the asset index or it swaps a fixed-rate or a complex consolidated obligation bond to match that index. Additionally, the FHLBank sometimes uses fixed-rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments. During 2008, the FHLBank reduced the amount of swapped consolidated obligation bonds used to fund short-term advances and investments primarily due to the dislocation of LIBOR rates, the large volume of calls of swapped consolidated obligation bonds and because of a reduction of short-term investments in response to credit concerns in the market.

FHLBank primarily uses consolidated obligation discount notes to fund shorter-term (less than one year) advances and investments. However, at December 31, 2008 the FHLBank had $1.3 billion outstanding of term discount notes swapped to LIBOR to fund longer term advances and investments. This was due to the credit market disruptions which made issuing swapped, longer term consolidated obligation bonds more difficult, more costly and/or inefficient.

During 2008, the FHLBank’s total consolidated obligation balances increased slightly as funding needs for advances increased. While consolidated obligations increased 5.0 percent from December 31, 2007 to December 31, 2008, the mix between discount notes and bonds changed over the period. Discount notes increased by $6.4 billion and bonds decreased by $3.8 billion from December 31, 2007 to December 31, 2008. The reasons for the change in the funding mix include: (1) investor demand for consolidated obligation bonds declined, especially longer term bonds; (2) the cost of hedging consolidated obligation bonds with an interest rate swap relative to one- or three-month LIBOR increased significantly relative to the cost of discount notes; and (3) a decreased correlation between rates on discount notes and LIBOR caused the FHLBank to reduce the amount of consolidated obligation bonds swapped to one- or three-month LIBOR used to fund short-term advances or investments which were not indexed to one- or three-month LIBOR. While the FHLBank continues to have relatively stable access to funds in the consolidated obligation market, the trepidation of investors toward any type of term investments has resulted in the FHLBank relying on more discount note funding than it has in the past. As the financial market turmoil continued in the third quarter and extended into the fourth quarter of 2008, constrained investor appetite for term debt at a reasonable cost continued to shorten the term of the consolidated obligations that the FHLBank was issuing for funding purposes. The FHLBank continues to issue consolidated obligation bonds, but not at the frequency or in the amounts we have in the past. We are uncertain as to how long this trend will continue or if it will ever reverse itself and if the FHLBank will begin to issue larger volumes of term debt swapped to LIBOR at favorable rates to discount notes again.

During late September and into October 2008, one- and three-month LIBOR began resetting to unprecedented levels relative to the overnight Federal funds target rate. During the same time period of LIBOR dislocation, a number of new debt programs explicitly guaranteed by the U.S. government were introduced. As a result of these new debt programs, investors’ unwillingness to invest in term debt of almost any type, and the conservatorship of Fannie Mae and Freddie Mac, the FHLBank’s cost of issuing debt in the debt markets significantly increased relative to both U.S. Treasury obligations and LIBOR. This had a negative impact on the FHLBank’s net interest spreads during the fourth quarter of 2008. The cost of issuing term consolidated obligation discount notes and bonds relative to both U.S. Treasury obligations and LIBOR has declined and stabilized through the remainder of 2008 and into the first quarter of 2009. While the cost of consolidated obligation bonds has stabilized, the cost is still historically high relative to both U.S. Treasury obligations and LIBOR. We are uncertain if the stabilization of our consolidated obligation bond funding costs will continue or when they will return to historically normal levels in the face of continued economic, financial market and geopolitical uncertainty.

The spread between one- and three-month LIBOR and the overnight Federal funds target rate exceeded 3.00 percent at times during October 2008. This spread had dropped to 0.18625 percent for one-month LIBOR and 1.1750 percent for three-month LIBOR by December 31, 2008. The Federal funds/LIBOR spread difference is of significance because: (1) the FHLBank has historically used consolidated obligation bonds swapped to LIBOR at favorable rates to fund a portion of its short-term fixed rate advance portfolio; (2) the cost of FHLBank short-term consolidated obligation discount notes has been favorable relative to LIBOR; and (3) the FHLBank generally prices its short-term fixed rate advances at a spread over its marginal cost of short-term consolidated obligation discount notes.

The FOMC has lowered its overnight Federal funds target rate from 4.25 percent on December 31, 2007 to a target range of zero to 0.25 percent on December 31, 2008. These decreases in the FOMC Federal funds target rate, together with the steepening of the U.S. Treasury curve from the 2-year to the 10-year maturities, resulted in a widening of spreads between the yield on investments and the FHLBank’s cost of funds for the year ended December 31, 2008. Much of the increase in spreads during 2008 can be attributed to the decrease in the FHLBank’s borrowing costs in the short-term consolidated obligation discount note market as there was a “flight to quality” during the credit crisis in the financial markets in 2008. FHLBank short-term discount notes were viewed favorably by market participants primarily because of the FHLBank’s GSE status relative to other short-term investment alternatives. Most of the debt issuance programs that were guaranteed by the U.S. government did not include very short-term debt issues (i.e. debt with maturities less than thirty days) where the FHLBank’s discount issuance costs were the most favorable in late 2008.

The period-end balances for December 31, 2008, 2007 and 2006 include fair value adjustments [(debit) credit adjustment] related to SFAS 133 of $397.8 million, ($14.7) million, and ($370.2) million, respectively. The average annualized effective rate paid on consolidated obligations was 2.99 percent during 2008, 5.08 percent during 2007 and 4.91 percent during 2006. The average effective rate paid on consolidated obligations decreased primarily in response to decreasing market interest rates and increased volume in issuances of unswapped long-term debt to replace higher rate debt that was called. While the FOMC’s target rate for overnight Federal funds and U.S. Treasury rates declined in 2008, LIBOR rates did not decline as quickly or to the same extent primarily because of financial market concerns and disruptions. Consequently, LIBOR was higher than anticipated and the FHLBank’s cost of funds was higher relative to Treasuries since a significant portion of our funding is LIBOR-based (i.e., swapped callable consolidated obligations).

The FHLBank has consciously increased the optionality in the liability portfolios used to fund assets with prepayment characteristics by increasing the percentage of callable debt used to fund these assets. During the fourth quarter of 2008, the FHLBank issued $1.0 billion of unswapped callable consolidated obligation bonds and issued an additional $1.0 billion by the end of February 2009. These issuances were primarily used to refinance debt that was called, but also was used to fund growth in the FHLBank’s MPF mortgage loan portfolio. This portfolio refinancing has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at lower funding costs, but this is somewhat offset by increased funding costs due to a greater mix of unswapped callable bonds. For a discussion on yields and spreads see Table 59, Spread and Yield Analysis, and Table 60, Rate and Volume Analysis, under Item 7 – “Financial Review – Results of Operations” for further information.

Borrowings with original maturities of one year or less are classified as short-term. Table 48 summarizes short-term borrowings for the years ended December 31, 2008, 2007 and 2006 (in thousands):

Table 48

	12/31/2008	12/31/2007	12/31/2006
Discount Notes:
Outstanding at end of the period	$26,261,411	$19,896,098	$16,736,007
Weighted average rate at end of the period	1.22%	4.21%	5.07%
Daily average outstanding for the period	$25,214,642	$15,688,491	$13,539,010
Weighted average rate for the period	2.40%	5.00%	4.95%
Highest outstanding at any month-end	$29,700,173	$20,803,399	$16,736,007

Derivatives – The FHLBank recorded derivative assets of $34.5 million and $77.6 million and derivative liabilities of $404.4 million and $108.4 million at December 31, 2008 and 2007, respectively. All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as interest rates fluctuate.

The FHLBank uses derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., non-SFAS 133 economic hedge). Non-SFAS 133 hedges (economic hedges) are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under the rules of SFAS 133, but are acceptable hedging strategies under the FHLBank’s RMP. To meet the hedging needs of its members, the FHLBank enters into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive SFAS 133 hedge accounting and are separately marked-to-market through earnings (classified as economic hedges). The notional amounts and estimated fair values (excluding accrued interest and cash collateral) by type of derivative held as of December 31, 2008 and 2007 are included in Table 49 (amounts in thousands):

Table 49

	12/31/2008		12/31/2007
	Notional	Fair Value	Notional	Fair Value
Fair value hedges	$25,652,860	$(436,687)	$31,724,073	$(132,022)
Economic derivatives	9,513,777	(170,999)	4,928,171	2,407
TOTAL	$35,166,637	$(607,686)	$36,652,244	$(129,615)

The notional amount of total derivatives outstanding decreased from $36.7 billion at December 31, 2007 to $35.2 billion at December 31, 2008. Decreases occurred in interest rate swaps executed to hedge consolidated obligations (from $23.2 billion at December 31, 2007 to $16.4 billion at December 31, 2008), which were offset somewhat by an increase in interest rate swaps/caps/floors executed to hedge advances from $8.9 billion at December 31, 2007 to $10.1 billion at December 31, 2008) and an increase in interest rate swaps/caps/floors executed to hedge investments (from $4.3 billion at December 31, 2007 to $8.3 billion at December 31, 2008). The decrease in interest rate swaps executed to hedge consolidated obligations was the result of the change in the FHLBank’s funding mix discussed previously. The proportion of swapped consolidated obligation bonds to total debt decreased due to the relative difficulty of issuing longer term consolidated bonds, especially complex structures that could be swapped to a reasonable spread to LIBOR. Also, as reflected in Tables 76 and 79, interest rate swaps hedging consolidated obligation bonds with the more complex structures (fixed rate callable step-up or step-down and complex fixed rate bonds, etc.) decreased from $10.1 billion at December 31, 2007 to $3.4 billion at December 31, 2008 while other less-complex structures (fixed rate non-callable bonds, fixed rate callable bonds, etc.) decreased from $12.7 billion at December 31, 2007 to $10.9 billion at December 31, 2008. The large decrease in the complex structures, which usually represent the most favorable funding levels for consolidated obligation bonds swapped to LIBOR, is the result of the FHLBank’s shift to more cost efficient funding in short-term consolidated obligation discount notes. As reflected in Tables 76 and 79, interest rate caps associated with variable rate MBS with embedded caps increased by $3.2 billion. The increase is due to the FHLBank purchasing interest rate caps to offset the negative effect of the caps embedded in Agency variable rate CMOs acquired during the year.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. Table 50 categorizes the notional amount and the estimated fair value of derivatives, excluding accrued interest, by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for preferable hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for preferable hedge accounting treatment. Amounts at December 31, 2008 and 2007 are as follows (in thousands):

Table 50

	12/31/2008		12/31/2007
	Notional	Fair Value	Notional	Fair Value
Advances:
Fair value	$10,128,698	$(826,783)	$8,929,677	$(200,918)

Investments:
Economic	8,295,768	(169,896)	4,283,614	1,900

Mortgage loans:
Stand-alone delivery commitments	124,423	(1,539)	21,007	57

Consolidated obligation discount notes:
Fair value	1,287,162	(1,537)	0	0

Consolidated obligation bonds:
Fair value	14,237,000	391,633	22,794,396	68,896
Economic	875,000	302	450,000	346
Subtotal	15,112,000	391,935	23,244,396	69,242

Intermediary:
Economic	218,586	134	173,550	104

TOTAL	$35,166,637	$(607,686)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(607,686)		$(129,615)
Net accrued interest receivable		70,394		127,545
Fair value of cash collateral delivered to counterparty		245,624		30,938
Fair value of cash collateral received from counterparty		(78,162)		(59,640)
NET DERIVATIVE FAIR VALUE		$(369,830)		$(30,772)

Net derivative assets balance		$34,526		$77,611
Net derivative liabilities balance		(404,356)		(108,383)
NET DERIVATIVE FAIR VALUE		$(369,830)		$(30,772)

Capital – Total capital consists of capital stock, accumulated other comprehensive income and retained earnings. Capital increased by 4.2 percent from December 31, 2007 to December 31, 2008. The majority of the increase in capital stock during 2008 was a result of advance growth. Note that under the FHLBank’s capital plan, members must purchase additional activity-based stock as their advances increase or as they sell mortgage assets into the MPF program. As member advance activity and mortgage loan sales through the MPF Program increase, stock held by members to support these activities will likewise increase. From the end of 2007 to the end of 2008, capital stock also grew because of the fact that the FHLBank pays its quarterly dividends in the form of Class B Common Stock. As reflected in Table 52, the amount of excess stock held by members increased from $404 million as of December 31, 2007 to $408 million as of December 31, 2008, which indicates that members are continuing to hold excess stock that could support future activity. FHLBank management believes that under the current capital plan, capital stock growth should increase along with any advance and mortgage loan growth in future periods. Likewise, FHLBank capital stock can generally be expected to decrease if advances and/or mortgage loans decline in future periods. Any discretionary repurchase of excess capital stock by the FHLBank is subject to statutory and regulatory limitations discussed below, including the FHLBank being in compliance with all of its regulatory capital requirements after any such discretionary repurchase by the FHLBank.

The FHLBank’s capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock by the FHLBank prior to the end of the redemption period is entirely at the discretion of the FHLBank (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at FHLBank discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although the FHLBank can, at its discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as the FHLBank will remain in compliance with its regulatory capital requirements after such repurchase. Ownership of the FHLBank’s capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 51 as of December 31, 2008, 2007, 2006, 2005 and 2004 (in thousands):

Table 51

	Commercial Banks	Thrifts	Credit Unions	Insurance Companies	Total[1]
December 31, 2008	$950,845	$561,482	$339,074	$388,934	$2,240,335
December 31, 2007	824,534	641,915	259,266	365,472	2,091,187
December 31, 2006	759,982	655,421	359,070	232,519	2,006,992
December 31, 2005	754,574	645,577	208,697	179,493	1,788,341
December 31, 2004	659,869	822,509	169,481	153,210	1,805,069

[1]	Mandatorily redeemable capital stock is recorded as a liability and is not reflected in this table.

Following are highlights from the FHLBank’s capital plan:
▪	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
▪	Both classes have $100 par value and both are defined as common stock;
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

▪
Members were notified of the initial reference interest rate and spread that defines the dividend parity threshold prior to implementation of the plan (average three-month LIBOR for a dividend period plus 50 basis points) and will be notified at least 90 days prior to any change thereof (note that the current dividend parity threshold of the average effective overnight Federal funds rate for a dividend period minus 100 basis points was established by the Board of Directors on September 27, 2007; with overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time);

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

The FHLBank’s activity-based requirements are consistent with its cooperative structure: members’ stock ownership requirements generally increase as their activities with the FHLBank increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based requirement and the member is required to purchase Class B Common Stock, the required purchase of Class B Common Stock may deter the member from entering into additional activity with the FHLBank. Factors that affect members’ willingness to enter into activity with the FHLBank and purchase additionally required activity-based stock include, but are not limited to, the FHLBank’s dividend rates, the risk-based capital weighting of FHLBank capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), FHLBank management believes that its activity-based stock purchase requirement for advances has not significantly reduced advance activity with its members, although that may not hold true in the future. Given the competitiveness of the mortgage loan market and the fact that member balance sheets do not increase as mortgage loans are sold into the secondary market or sold into the MPF Program, it is possible that the FHLBank’s activity-based requirement for AMA might have a significant bearing on a member’s willingness to sell mortgage loans to the FHLBank under its MPF Program. This is one of the reasons that the initial activity-based stock purchase requirement for AMA was set at the lower end of the FHLBank’s permissible range under the capital plan (range = 0.0 to 6.0 percent of the current outstanding balance of AMA originated by or through the member and acquired by the FHLBank). Since the implementation of the FHLBank’s capital plan as of the close of business on September 30, 2004, FHLBank management does not believe that its activity-based stock purchase requirement for AMA assets has had any significant negative influence on members’ willingness to participate in the MPF Program and sell the FHLBank mortgage loans under the MPF Program, although this may not hold true in the future. Table 52 provides a summary of member capital requirements under the FHLBank’s current capital plan as of December 31, 2008 and 2007 (in thousands):

Table 52

Requirement	12/31/2008	12/31/2007
Asset-based (Class A only)	$315,945	$307,041
Activity-based (additional Class B)[1]	1,551,417	1,416,752
Total Required Stock[2]	1,867,362	1,723,793
Excess Stock (Class A and B)	407,779	403,541
Total Stock[2]	$2,275,141	$2,127,334

Activity-based Requirements:
Advances[3]	$1,741,790	$1,589,462
AMA assets (MPF mortgage loans)[4]	49,550	39,790
Total Activity-based Requirement	1,791,340	1,629,252
Asset-based Requirement (Class A stock) not supporting member activity[1]	76,022	94,541
Total Required Stock[2]	$1,867,362	$1,723,793

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
[2]	Includes mandatorily redeemable capital stock.
[3]	Advances to housing associates have no activity-based requirements since housing associates cannot own FHLBank stock.
[4]	Out-of-district AMA mortgage loan participations purchased through other FHLBanks do not have activity-based stock requirements since these assets are not purchased from members of FHLBank Topeka.

The FHLBank is subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and the FHLBank’s current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, the FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as retained earnings and Class B stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Agency, in its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. The FHLBank is required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements at December 31, 2008 and 2007 as demonstrated in Table 53 (in thousands):

Table 53

	12/31/2008		12/31/2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,389,373	$1,763,395	$665,889	$1,696,169
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,342,249	$2,432,063	$2,212,183	$2,336,097
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,927,812	$3,313,760	$2,765,229	$3,184,181

As described in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks is required to pay a portion of its earnings to REFCORP. The GLB Act requires quarterly payments of 20 percent of net earnings after AHP for each FHLBank. Beginning in 2000, the 12 FHLBanks started expensing these amounts through their statements of income and will continue to do so until the aggregate amount actually paid by all 12 FHLBanks since 2000 is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030, at which point the required payment of the 12 FHLBanks to REFCORP will be fully satisfied. The Finance Agency, in consultation with the Secretary of the Treasury, will select the appropriate discounting factors to be used in each annuity calculation. The cumulative amount to be paid to REFCORP by the FHLBank cannot be determined at this time because of the interrelationships of all future FHLBanks’ earnings and other ratios included in the formula. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date net income. Although an FHLBank makes quarterly payments on its obligation to REFCORP, the REFCORP assessment is an annual calculation. This means that, should an FHLBank have a net loss for any fiscal year, it would be unable to carry any such loss back to recover previous year REFCORP assessments or forward to offset the annual calculation for future REFCORP assessments. However, the FHLBank would be entitled to a credit against future REFCORP assessments, without any time constraints, if amounts paid during a year were in excess of its calculated year-to-date obligation. Any such overpayment would be recorded in other assets on the FHLBank’s Statements of Condition. If the FHLBank had net income in subsequent quarters, it would utilize any credits first and then be required to contribute additional amounts to meet its calculated year-to-date obligation.. The 12 FHLBanks’ aggregate payments through 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks’ aggregate payments through 2008 have satisfied $42.5 million of the $75.0 million scheduled payment due on April 15, 2013 and all scheduled payments thereafter. This date assumes that all $75.0 million quarterly payments required after December 31, 2008 will be made as scheduled. The FHLBank expensed $7.1 million, $37.6 million and $34.1 million in periods ended December 31, 2008, 2007 and 2006, respectively, for REFCORP interest assessments through its statements of income.

Capital Distributions – Dividends may be paid in cash or capital stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 4.34 percent and 6.00 percent for the years ended December 31, 2008 and 2007, respectively. The dividend payout ratio was 282.29 percent and 76.52 percent for the years ended December 31, 2008 and 2007, respectively. The dividend payout ratio represents the percentage of dividends paid to net income. The significant increase in the dividend payout ratio for 2008 was largely attributable to the net losses on derivatives and hedging activities, primarily in the fourth quarter.

Within its capital plan, the FHLBank has the ability to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. As defined in the capital plan, the dividend parity threshold means a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal before a higher rate can be paid on Class B Common Stock. The dividend parity threshold is a percentage per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of the FHLBank’s assets or liabilities (average yield on advances, average cost of consolidated obligations, etc.), as determined by the Board of Directors from time to time. Class A stockholders and Class B stockholders share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for Class B stockholders can exceed the rate for Class A stockholders, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. In essence, the dividend parity threshold: (1) serves as a soft floor to Class A stockholders since the FHLBank must pay Class A stockholders the dividend parity threshold rate before paying a higher rate to Class B stockholders; (2) indicates a potential dividend rate to Class A stockholders so that they can make decisions as to whether or not to hold excess Class A Common Stock; and (3) provides the FHLBank with a tool to manage the amount of excess stock through higher or lower dividend rates by varying the desirability of holding excess shares of Class A Common Stock (i.e., the lower the dividend rate on Class A Common Stock, the less desirable it is to hold excess Class A Common Stock).

In December 2005, the Board of Directors set the dividend parity threshold to be equal to the average of three-month LIBOR for a dividend period minus 100 basis points. This dividend parity threshold was effective for dividends paid during 2006 and the first three quarters of 2007. In September 2007, the Board of Directors changed the dividend parity threshold to be equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points. This dividend parity threshold was effective for dividends paid during the fourth quarter of 2007, paid during all of 2008 and will continue to be effective until such time as it may be changed by the FHLBank’s Board of Directors. With overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 54 and 55 present the dividend rates per annum paid on capital stock under the FHLBank’s capital plan during 2008 and 2007:

Table 54

Applicable Rate per Annum	12/31/2008	09/30/2008	06/30/2008	03/31/2008
Class A Common Stock	0.75%	1.75%	1.75%	2.75%
Class B Common Stock	2.50	4.75	4.75	5.75
Weighted Average[1]	2.33	4.40	4.37	5.25

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.53%	1.96%	2.09%	3.17%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.96%	1.09%	2.17%

Table 55

Applicable Rate per Annum	12/31/2007	09/30/2007	06/30/2007	03/31/2007
Class A Common Stock	4.00%	4.55%	4.45%	4.45%
Class B Common Stock	6.25	6.70	6.50	6.50
Weighted Average[1]	5.78	6.19	6.00	6.03

Dividend Parity Threshold:
Average effective overnight Federal funds rate	4.49%
Average three-month LIBOR[2]		5.44%	5.36%	5.36%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL	3.49%	4.44%	4.36%	4.36%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.
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

FHLBank management anticipates that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for 2009 will remain close to the differential for the fourth quarter of 2008, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 56 presents dividends paid by type for the periods ending December 31, 2008 and 2007 (in thousands):

Table 56

	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
12/31/2008[1],2	$345	$79,935	$80,280
12/31/2007[1],2	373	114,647	115,020

[1]	The cash dividends listed represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
[2]	In this table, the dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends in accordance with SFAS 150.

The FHLBank expects to continue paying dividends primarily in capital stock in 2009, but this may change depending on any future impact of the Finance Agency rule on excess stock that was effective January 29, 2007. The FHLBank believes that dividends paid in the form of capital stock are advantageous to members because FHLBank capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with the FHLBank or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”). If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

Capital Adequacy – As reflected in Table 53 and discussed below, the FHLBank was in compliance with its minimum regulatory capital requirements at December 31, 2008. The FHLBank established within its RMP an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal FHLBank capital ratios include as capital mandatorily redeemable capital stock, which is otherwise treated as a liability by the FHLBank in accordance with SFAS 150.

At December 31, 2008, 93.5 percent of the FHLBank’s capital was capital stock, and 6.5 percent was retained earnings and accumulated other comprehensive income. At December 31, 2007, 91.0 percent of the FHLBank’s capital was capital stock, and 9.0 percent was retained earnings and accumulated other comprehensive income. As of December 31, 2008, the FHLBank’s total GAAP capital was 4.09 percent of total assets and its total regulatory capital was 4.15 percent of total assets, including $34.8 million of mandatorily redeemable capital stock. Excluding the $34.8 million of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.09 percent. For regulatory purposes, the Finance Agency considers capital stock subject to member redemption requests (mandatorily redeemable capital stock) as capital, even though it is considered a liability for GAAP purposes under SFAS 150. As of December 31, 2007, the FHLBank’s total GAAP capital was 4.15 percent of total assets and its total regulatory capital was 4.22 percent of total assets, including $36.1 million of mandatorily redeemable capital stock. Excluding the $36.1 million of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.16 percent. The FHLBank expects to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than its risk management policy minimum of 4.04 percent. However, the FHLBank’s GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP.

Liquidity – To meet its mission of serving as an economical short-term and long-term funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Agency regulations and with policies established by management and the Board of Directors (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative (mandatory stock repurchases). At December 31, 2008, the FHLBank had pending stock redemption requests of $34.8 million, of which $17,000 of Class A Common Stock and $94,000 of Class B Common Stock was repurchased on January 2, 2009. At December 31, 2007, the FHLBank had pending stock redemption requests of $36.1 million, of which $280,000 of Class A Common Stock and $125,000 of Class B Common Stock was repurchased on January 2, 2008. The remainder of the pending stock redemption requests for both years was for capital stock supporting the outstanding advance and AMA balances of former members. The FHLBank anticipates that it will be able to manage its excess capital stock position in order to continue to pay stock dividends, but cannot guarantee that it will always be able to do so in the future.

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” for additional discussion regarding the FHLBanks joint and several liability.

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital redemptions, maturing consolidated obligations and interest expense. The FHLBanks’ ability to meet the liquidity needs of their members and housing associates was tested in 2008 as a result of the disruptions in the capital markets related to the credit crisis. A significant increase in demand for advances occurred in the second half of 2007 at the FHLBanks and continued through the first nine months of 2008 as total advances for the 12 FHLBanks increased from $875.1 billion at December 31, 2007 to $1.0 trillion at September 30, 2008 before declining to $928.6 billion at December 31, 2008. This significant increase in system-wide advance demand was caused by the capital market dislocation, which resulted in some funding sources normally available to the FHLBanks’ members nearly disappearing due to the problems in the sub-prime and Alt-A mortgage markets, the securities repurchase market and the asset-backed commercial paper market. As these funding sources began to dry up, the demand for advances, primarily short-term advances, increased. The FHLBanks were able to meet the funding needs of their members, primarily through issuance of consolidated discount notes, which increased from $378.4 billion par value at December 31, 2007 to $441.1 billion par value at December 31, 2008.

While the increase in FHLBank Topeka’s advances balances (from $32.1 billion at December 31, 2007 to $35.8 billion at December 31, 2008) represents a small portion of the total system advance growth, the increased issuance of consolidated obligation discount notes to fund the FHLBank’s advance increase was being transacted in the same market as the other 11 FHLBanks since we issue all debt jointly. The ability of the 12 FHLBanks to fund such a dramatic increase in advances without stressing its funding sources in the form of consolidated obligations demonstrates the ability of the FHLBanks to meet the funding needs of their members while maintaining their ongoing liquidity needs even in times of undue capital market stress.

Cash and short-term investments, including commercial paper, totaled $7.5 billion and $12.4 billion as of December 31, 2008 and 2007, respectively. The maturities of these short-term investments are structured to provide periodic cash flows to support the FHLBank’s ongoing liquidity needs. During the third and fourth quarter of 2008, the FHLBank allowed short-term investments to mature and reinvested these funds in the overnight Federal funds market or retained the funds in its Federal Reserve Bank account in order to provide additional sources of liquidity and due to credit precautions taken against non-government guaranteed counterparties. The FHLBank began reinvesting in short-term government guaranteed money market investments in the latter part of the fourth quarter 2008. The FHLBank also maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market. GSE investments totaled $1.6 billion and $0.8 billion in par value at December 31, 2008 and 2007, respectively. As the capital market and credit crisis intensified during the third and fourth quarter of 2008, securing funding through the securities repurchase agreements at a reasonable rate for anything other than very short-term maturities was severely stressed. The liquidity in the securities repurchase market appears to have stabilized somewhat in the first quarter of 2009. In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.5:1 asset to capital leverage), the FHLBank attempts to manage capital in such a way as to keep its total regulatory capital ratio at or above 4.17 percent (24:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one-half its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements. As an additional precaution, we increased our day-to-day oprating target capital ratio to 4.35 percent (23:1 asset to capital leverage) or above for the first quarter of 2009 through the reduction of short-term investments in order to reduce our exposure to unsecured credit risk and increase our ability to meet the needs of our members during this tumultuous time in the financial markets.

In addition to the liquidity measures discussed above, the Finance Agency provided guidance, effective March 6, 2009, formalizing preliminary guidelines for liquidity that it had provided to the FHLBanks in the third and fourth quarters of  2008. The preliminary guidelines included multiple scenarios that the FHLBank calculated daily but were not being formally used by the FHLBank in its daily liquidity management. This final guidance requires us to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario, referred to as a roll-off scenario, assumes that we cannot access the capital markets for a period of 15 days and that during that time, members do not renew any maturing, prepaid and called advances. The second scenario, referred to as a renew scenario, assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. The new requirement is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. Given changes made by the FHLBank in its internal liquidity management process during the fourth quarter of 2008, we do not anticipate at this time that the final guidance will significantly impact the FHLBank's net interst spreads in the current interest rate environment. However, given that the final liquidity guidance will, over time, result in increased costs because the effect of the guidance is to have liabilities with terms exceeding those of the FHLBank's assets.  For further discussion of how this may impact us, see Item 1A – “Risk Factors.”

The FHLBank entered into a Lending Agreement (the “Agreement”) with the United States Department of the Treasury (Treasury) in the third quarter of 2008. Each of the other 11 FHLBanks also entered into its own Lending Agreement with the Treasury that is identical to the Agreement entered into by the FHLBank. The FHLBanks entered into these Agreements in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF) that is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Agreement are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the Treasury, a list of eligible advance collateral, updated on a weekly basis. The amount of collateral can be increased or decreased (subject to the approval of the Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of mortgage-backed securities issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established though the Federal Reserve Bank of New York for the benefit of the Treasury. As of December 31, 2008, the FHLBank has not drawn on this available source of liquidity and does not anticipate any need to utilize the GSECF.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

In mid-July 2008, the financial markets reacted negatively to growing concern and speculation as to whether Fannie Mae and Freddie Mac had or could raise sufficient capital to cover potential losses related to mortgage loans that these two GSEs either owned or guaranteed. As a result, the stock prices of both fell significantly and their ability to issue debt was hindered. This market unrest also affected the FHLBank’s debt issuance, which is grouped in the same general asset class as Fannie Mae and Freddie Mac (Agency/GSE debentures). As a result, the cost of the FHLBank’s intermediate and long-term debt increased during the second half of July 2008 as there was some reluctance by investors to purchase or invest in any debt security other than ones with very short-term maturities. The passage of a GSE reform bill in late July 2008, which impacts the FHLBanks, Fannie Mae and Freddie Mac, appeared to alleviate some, but not all, of this market disruption. Despite the passage of the bill, heightened concern about Fannie Mae and Freddie Mac resulted in a significant decline in their market capitalizations and the subsequent Finance Agency placement of both entities into conservatorship on September 7, 2008. In addition, the large investment firms that were not owned by bank holding companies, such as Lehman Brothers, Merrill Lynch, Morgan Stanley and Goldman Sachs, also suffered significant declines in market capitalization. Under this pressure, Lehman Brothers declared bankruptcy on September 15, 2008, Merrill Lynch subsequently agreed to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs requested regulatory approval to convert to bank holding companies. Also during the third quarter of 2008, several of the United States’ largest depository institutions suffered significant declines in investor and regulator confidence resulting in the closure of IndyMac Bank, the financial bailout of AIG by the U.S. government, the sale of the banking operations of Washington Mutual, Inc. to JPMorgan Chase and the sale of the banking operations of Wachovia Corporation to Wells Fargo. Market participants were exceedingly cautious about the creditworthiness of trade counterparties, which severely limited financial market liquidity.

As mentioned previously, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship on September 7, 2008, and Lehman Brothers Holding, Inc. declared bankruptcy on September 15, 2008. Both of these events were catalysts to a worsening in financial market liquidity conditions, even for Agency debt issuance. Investors began a flight to quality that caused costs in the Agency/GSE debt markets to increase and generally limited issuance at reasonable costs to short-term consolidated obligation discount notes. Although market conditions stabilized and improved some during November and December of 2008 and into the first quarter of 2009, issuance limitations persist because of increased issuance of U.S. government obligations, increased competition from government guaranteed debt programs, continuing credit concerns regarding all financial institutions and less than optimal pricing levels for longer-term debt available in the Agency/GSE debt market. At this time we are unable to predict when financial market conditions and the Agency/GSE debt market will return to pre-crisis levels.

During the heightened liquidity concerns in the financial markets due to the market disruptions and uncertainty detailed previously, the FHLBank took steps beginning the third quarter of 2008 and continuing into the fourth quarter of 2008 to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days. This measure is in addition to its operational and contingency liquidity requirements. These actions included: (1) curtailment of money market investments; (2) lengthening the weighted average original days to maturity of the FHLBank’s consolidated obligation discount notes outstanding from 67.0 days as of December 31, 2007 to 98.8 days as of December 31, 2008; and (3) increasing its cash balances in interest-bearing deposits. The FHLBank continues to manage to this measure in the first quarter of 2009 and anticipates it will continue managing to this measure throughout 2009. These actions have created an asset-liability mismatch (assets re-pricing more quickly than liabilities) on the short end of the FHLBank’s balance sheet and resulted in a decrease in the FHLBank’s net interest income in the fourth quarter of 2008 because of the steepness of the very short end of the yield curve and the fact that interest rates decreased fairly dramatically after the FHLBank initially extended its liabilities. While this asset-liability mismatch continues into the first quarter of 2009, the FHLBank has narrowed the mismatch by decreasing weighted average original days to maturity of the FHLBank’s consolidated obligation discount notes to 94.7 days as of March 20, 2009. At the same time, short-term interest rates have stabilized at relatively low levels and the high-cost debt issued in late third quarter and early fourth quarter matured in the first two months of 2009. This, in addition to the improved relative cost of consolidated obligation discount notes in the latter part of the fourth quarter of 2008 and through the first quarter of 2009, and the interest income received on excess reserves held at the Federal Reserve Bank of Kansas City which began in October 2008, should help mitigate the impact of these liquidity measures on net interest income during 2009.

Contractual Obligations – Table 57 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2008 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 57

	1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years	Total
Consolidated obligation bonds	$8,044,892	$8,315,014	$3,689,300	$6,971,000	$27,020,206
Capital lease obligations	6,006	11,150	5,144	0	22,300
Operating leases	84	122	72	0	278
Standby letters of credit	2,690,768	57,424	3,170	0	2,751,362
Standby credit facility commitments	1,000,000	0	0	0	1,000,000
Standby bond purchase agreements	80,579	425,844	786,896	18,587	1,311,906
Commitments to fund mortgage loans	141,357	0	0	0	141,357
Expected future pension benefit payments	256	569	661	4,806	6,292
Mandatorily redeemable capital stock	17,168	9,820	1,195	6,623	34,806
TOTAL	$11,981,110	$8,819,943	$4,486,438	$7,001,016	$32,288,507

Results of Operations (Years Ended December 31, 2008, 2007 and 2006)
The primary source of the FHLBank’s earnings is net interest income (NII), which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The FHLBank continued to grow NII in 2008 – posting solid increases in both 2007 and 2008. NII before mortgage loan loss provision increased by 7.7 percent between 2006 and 2007 and increased by 6.7 percent between 2007 and 2008. The 2008 NII growth can be attributed to three primary factors. First, the FHLBank experienced strong demand for advances as it provided liquidity to members in a very difficult economic environment. Second, pursuant to the Finance Agency’s temporary increase on the purchase of MBS, the FHLBank re-allocated a portion of its investment portfolio into Agency variable-rate CMOs and out of lower yielding money market assets. Third, general financial market uncertainty and volatility led investors to look for safety in primarily short-term US Treasury and Agency debt, which significantly lowered the FHLBank’s short-term borrowing costs and increased its net interest spreads for much of 2008. See Table 59, Spread and Yield Analysis, and Table 60, Rate and Volume Analysis, under this Item 7 for further information.

Although NII continued to grow in 2008, net income was significantly lower than it was for 2007. The FHLBank’s net income increased 10.1 percent from 2006 to 2007 but decreased 81.1 percent from 2007 to 2008. The decrease from 2007 to 2008 is primarily attributable to an increase in net loss on derivatives and hedging activities and net unrealized losses of ($33.3) million on unswapped Agency variable rate MBS/CMOs classified as trading securities. As reflected in Footnote 9, Derivatives and Hedging Activity, of the FHLBank’s financial statements and Table 61, $207.0 million of the $215.5 million net loss on derivatives and hedging activities was applicable to economic hedges. See further discussion of the impact of derivative and hedging activities on net income under this Item 7 – “Net Gain (Loss) on Derivative and Hedging Activities.”

Much of the volatility in net income from 2006 to 2008 was attributable to the effect of interest rate movements on income received from interest earning assets, adjusted for gains (losses) on derivatives. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Gain (Loss) on Derivative and Hedging Activities” for a discussion of the impact of derivatives by year. Return on equity (ROE) for 2006 was 6.88 percent which increased to 6.93 percent in 2007 and then decreased to 1.17 percent in 2008. The increase in ROE for 2007 was primarily attributable to the increase in short-term interest rates, and the increased volume and yield on average assets. The decrease in ROE for 2008 can be partially attributable to the decrease in short-term interest rates despite the increased volume (See Table 59, Spread and Yield Analysis, and Table 60, Rate and Volume Analysis, under this Item 7 for further information on the impact of interest rates), but is primarily attributable the increase in net loss on derivatives and hedging activities.

Earnings Analysis – Table 58 presents changes in the major components of the FHLBank’s earnings for the past three years (in thousands):

Table 58

	Increase (Decrease) In Earnings Components
	Dollar Change		Percent Change
	2008 vs. 2007	2007 vs. 2006	2008 vs. 2007	2007 vs. 2006
Total interest income	$(858,741)	$294,799	(31.2)%	12.0%
Total interest expense	(874,203)	278,214	(34.7)	12.4
Net interest income before mortgage loan loss provision	15,462	16,585	6.7	7.7
Provision for (reversal of) credit losses on mortgage loans	221	(383)	884.0	(107.0)
Net interest income after mortgage loan loss provision	15,241	16,968	6.6	7.9
Net gain (loss) on trading securities	26,166	25,763	142.6	347.4
Net gain (loss) on derivatives and hedging activities	(205,348)	(21,683)	(2,024.1)	(187.9)
Other non-interest income	650	1,770	32.2	716.6
Total non-interest income (loss)	(178,532)	5,850	(1,746.9)	133.9
Operating expenses	2,495	3,217	7.9	11.3
Other non-interest expense	253	826	4.5	17.4
Total other expense	2,748	4,043	7.4	12.2
AHP assessments	(13,706)	1,474	(80.9)	9.5
REFCorp assessments	(30,466)	3,458	(81.1)	10.1
Total assessments	(44,172)	4,932	(81.0)	9.9
NET INCOME	$(121,867)	$13,843	(81.1)%	10.1%

Net Interest Income – Net interest income increased 6.7 percent from 2007 to 2008. This increase is primarily attributable to interest rates on funding sources falling faster than interest rates on assets for most of 2008 (increased net interest spread) coupled with an increase in the FHLBank’s average capital and other non-interest-bearing funds (interest-earning assets over interest-bearing liabilities). Net interest income increased 7.7 percent from 2006 to 2007. This increase is primarily attributable to a combination of the overall increase in the FHLBank’s average capital and other non-interest-bearing funds (interest-earning assets over interest-bearing liabilities), a slight increase in net interest spread from borrowing cost improvements and the increase in the average short-term interest rates. The FHLBank’s net interest margin was 0.43 percent, 0.44 percent and 0.45 percent for 2008, 2007 and 2006, respectively. Net interest spreads improved from 0.20 percent in 2007 to 0.29 percent in 2008 as the FHLBank experienced: (1) some improved pricing leverage on its advances to large members as a result of the financial market disruptions; (2) a re-allocation of a portion of its investment portfolio into Agency variable-rate CMOs and out of lower yielding money market assets (higher spreads in MBS/CMO investments); (3) lower short-term borrowing costs for much of 2008; and (4) improved spreads on short-term investment transactions as a result of the capital market disruptions that started in mid-August 2007 and continued through 2008. However, in the last half of 2008 the increased instability in the global financial markets caused the FHLBank’s cost of callable and non-callable consolidated obligation bonds to increase as LIBOR spiked to unusually high levels relative to other short-term indices (including the cost of consolidated discount notes) and did not return to a more normal relationship to other short-term indices until late 2008, although the spreads between LIBOR and other short-term indices remain somewhat elevated. During the fourth quarter 2008, the FHLBank experienced a significant contraction in net interest spreads and net interest income as it extended its consolidated obligations in the midst of rapidly falling interest rates. During this period, its assets re-priced faster than its liabilities. The extension of the terms of borrowings was to increase liquidity in order to ensure it could meet member advance demand over the end of the year. We expect some downward pressures on the FHLBank’s net interest spreads in 2009 as capital market conditions improve and our pricing leverage dissipates, but the improved relative value of mortgage assets to the FHLBank’s cost of funds could offset some of this pressure on net interest spreads. In addition, much of the high-cost consolidated obligations from the extension of liabilities in late 2008 mature in the first two months of 2009, which should also have a positive impact on net interest spreads. The recent slow down in mortgage prepayments in spite of lower mortgage rates, however, will result in lower spread variable rate MBS/CMOs staying on the FHLBank’s books longer than they would in normal market conditions and slow the replacement with higher spread variable rate MBS/CMOs.

The FHLBank increased its issuance of callable bonds during 2007 and 2008 in order to increase the convexity characteristics of the liabilities funding its mortgage-related assets. With interest rates falling during the last half of 2007 and throughout 2008, the FHLBank also had to replace bonds that were being called over this time period. The level of convexity in a given portfolio of financial products, assets or liabilities is proportional to the number of options contained in these products and the levels of the option “strikes” in relation to current interest rates. Mortgage loans include many options, which are simply the many opportunities afforded mortgage borrowers to pay off or refinance their loans without penalty. In order to approximately match these options, the FHLBank must purchase prepayment options from the investors who buy the consolidated obligations issued by the FHLBank. These are callable bonds, which have similar convexity characteristics to the mortgage assets the FHLBank holds. During 2007 and continuing in 2008, the FHLBank’s investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to the FHLBank’s cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the securities purchased. Variable rate instruments were 70.3 percent, 49.0 percent and 40.4 percent of the FHLBank’s held-to-maturity MBS/CMO portfolio at December 31, 2008, 2007 and 2006, respectively. All Agency MBS/CMOs in the FHLBank’s trading portfolio were also variable rate instruments.

SFAS 133 impacted the FHLBank’s net interest spread as well. SFAS 133 requires that the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships be adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that positive SFAS 133 basis adjustments on advances reduce the average annualized yield and negative SFAS 133 basis adjustments on consolidated obligations increase the average annualized cost. Therefore, the average net interest spread is negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between years.

The spread earned on advances improved in 2008 as the FHLBank experienced strong advance demand as alternative sources of funding for member institutions diminished and the FHLBank was the beneficiary of improved short-term funding costs as investors sought the safe haven of short-term U.S. Treasury and Agency securities on the short end of the maturity spectrum. One additional contributing factor to the improvement in advance spreads is the fact that a substantial portion of the growth in advances in 2008 can be attributed to small and medium sized member institutions. Under the FHLBank’s tiered pricing methodology for advances (based on the dollar amount of the advance), small and medium sized borrowers generally utilize the smaller dollar pricing tier, which carries a higher interest rate for the term/structure selected and thus results in the highest spread to the FHLBank’s cost of funds. Therefore, all things being equal, an increase in advances to small and medium sized borrowers in the smaller dollar advance pricing tier increases the FHLBank’s overall spreads on advances. This spread improvement should reverse itself during 2009 as capital market conditions improve, our pricing leverage dissipates and the favorable pricing on short-term consolidated obligation discount notes disappears. The FHLBank anticipates that demand for advances in 2009 will decrease as economic growth remains subdued and many member institutions de-leverage to improve their liquidity and capital ratios.

A significant portion of the FHLBank’s consolidated obligation bonds is comprised of long-term callable bonds swapped to LIBOR. The FHLBank’s funding costs relative to LIBOR had a positive impact on the FHLBank’s spreads on advances during 2006 and the first half of 2007. In the second half of 2007, capital market disruptions caused one-month and three-month LIBOR to climb to unusually high levels relative to other short-term interest rates which resulted in a significant increase in the cost of the FHLBank’s existing sub-LIBOR funding and compressed the FHLBank’s spreads earned on its advance portfolio. The elevated relationship of LIBOR to other short-term indices persisted during 2008 and, in fact, worsened dramatically during the third and fourth quarters of 2008 as global financial markets became even more severely disrupted. In response to this increased cost structure the FHLBank realigned its liability portfolio by reducing its exposure to term LIBOR-based funding to a level consistent with its LIBOR based asset portfolios and increased its issuance of short-term discount notes. This realignment started during 2007, increased during 2008 and ultimately has reduced the FHLBank’s LIBOR basis risk, which represents non-LIBOR based assets (mostly advances) funded with LIBOR-based liabilities.

As explained in more detail in Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” the FHLBank’s DOE is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. As short-term interest rates increased in 2006, so did the FHLBank’s net interest income. After the end of the second quarter of 2006, the FOMC stopped its series of increases in the target rate for overnight Federal funds and the FHLBank’s net interest income stabilized in subsequent quarters until the third quarter of 2007 when the FOMC began to lower the Federal funds target rate. The FOMC dramatically escalated the pace of its easing cycle during early 2008 and continued lowering its overnight Federal funds target rate through December 2008 as the financial crisis continued. The overnight Federal funds target rate as of December 31, 2008 was 0 to 0.25 percent.

Table 59 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 59

	12/31/2008			12/31/2007			12/31/2006
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$828,249	$5,539	0.67%	$70,550	$3,657	5.18%	$128,281	$6,443	5.02%
Federal funds sold and resale agreements	2,926,863	73,047	2.50	6,681,960	346,935	5.19	4,302,885	217,370	5.05
Investments[6]	16,490,068	627,798	3.81	13,690,721	731,159	5.34	13,372,856	689,288	5.15
Advances[1,7]	35,245,582	1,045,801	2.97	29,284,624	1,540,876	5.26	27,881,941	1,413,713	5.07
Mortgage loans held for portfolio[1,4,5]	2,607,016	134,470	5.16	2,348,836	122,281	5.21	2,402,454	122,961	5.12
Other interest-earning assets	58,940	3,557	6.03	64,006	4,045	6.32	67,257	4,379	6.51
Total earning assets	58,156,718	1,890,212	3.25	52,140,697	2,748,953	5.27	48,155,674	2,454,154	5.10
Other non interest-earning assets	283,624			307,402			227,102
Total assets	$58,440,342			$52,448,099			$48,382,776

Interest-bearing liabilities:
Deposits	$1,408,743	27,085	1.92	$985,293	48,558	4.93	$796,357	38,480	4.83
Consolidated obligations[1]:
Discount Notes	25,214,642	605,074	2.40	15,688,491	783,906	5.00	13,539,010	670,818	4.95
Bonds	28,682,830	1,007,644	3.51	32,861,902	1,680,751	5.11	31,180,906	1,525,049	4.89
Other borrowings	107,677	3,122	2.90	77,212	3,913	5.07	93,916	4,567	4.86
Total interest-bearing liabilities	55,413,892	1,642,925	2.96	49,612,898	2,517,128	5.07	45,610,189	2,238,914	4.91
Capital and other non-interest-bearing funds	3,026,450			2,835,201			2,772,587
Total funding	$58,440,342			$52,448,099			$48,382,776

Net interest income and net interest spread[2]		$247,287	0.29%		$231,825	0.20%		$215,240	0.19%

Net interest margin[3]			0.43%			0.44%			0.45%

[1]	Interest income/expense and average rates include the effect of associated derivatives.
[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]
The FHLBank nets CE fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $2.5 million, $2.3 million and $2.5 million for the years ending December 31, 2008, 2007 and 2006, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6]	The fair value adjustment on available-for-sale securities is excluded from the average balance for calculation of yield since the change runs through equity.
[7]	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 60 summarizes changes in interest income and interest expense between 2008 and 2007 and between 2007 and 2006 (in thousands):

Table 60

	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1],3	Rate[2],3	Total	Volume[1],3	Rate[2],3	Total
Interest Income:
Interest-bearing deposits	$39,277	$(37,395)	$1,882	$(2,899)	$113	$(2,786)
Federal funds sold and resale agreements	(194,969)	(78,919)	(273,888)	120,184	9,381	129,565
Investments	149,501	(252,862)	(103,361)	16,384	25,487	41,871
Advances	313,649	(808,724)	(495,075)	71,121	56,042	127,163
Mortgage loans held for portfolio	13,440	(1,251)	12,189	(2,744)	2,064	(680)
Other assets	(320)	(168)	(488)	(212)	(122)	(334)
Total earning assets	320,578	(1,179,319)	(858,741)	201,834	92,965	294,799
Interest Expense:
Deposits	20,869	(42,342)	(21,473)	9,129	949	10,078
Consolidated obligations:
Discount Notes	475,992	(654,824)	(178,832)	106,500	6,588	113,088
Bonds	(213,742)	(459,365)	(673,107)	82,217	73,485	155,702
Other borrowings	1,545	(2,336)	(791)	(812)	158	(654)
Total interest-bearing liabilities	284,664	(1,158,867)	(874,203)	197,034	81,180	278,214
Change in net interest income	$35,914	$(20,452)	$15,462	$4,800	$11,785	$16,585

[1]	Volume changes are calculated by taking (current year average balance – prior year average balance) * prior year calculated yield.
[2]	Rate Changes are calculated by taking (current year average rate – prior year average rate) * current year average balance.
[3]
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging gains (losses) related to SFAS 133. The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of ($215.5) million, ($10.1) million and $11.5 million in 2008, 2007 and 2006, respectively. The FHLBank’s net gain (loss) from derivative and hedging activities is sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to trading securities, interest rate caps and floors, etc. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses when the general level of interest rates falls over the period. The 2008 loss on derivatives and hedging activities is primarily due to a change in the relationship between interest rates on GSE debt securities and interest rate swaps during 2008, but also includes losses on purchased interest rate caps that are economic hedges of caps embedded in variable rate MBS/CMOs (both of these economic hedges are included under the “Investment” heading in Table 61). Interest rates on GSE debt securities and interest rate swaps typically moved together and were very well correlated until financial difficulties at Fannie Mae and Freddie Mac created a considerable divergence whereby the cost of GSE debt increased relative to swaps. This divergence caused the losses on derivatives (interest rate swaps) to be much larger than gains on the hedged items (GSE debentures). Table 61 categorizes the 2008 earnings impact by product for hedging activities (in thousands):

Table 61

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(25,596)	$(9)	$(228)	$0	$(4,186)	$0	$(30,019)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	6,980	0	0	(560)	(14,919)	0	(8,499)
Economic hedges – unrealized gain (loss) due to fair value changes	21	(171,928)	(3,033)	0	41	57	(174,842)
Economic hedges – net interest received (paid)	(29)	(30,060)	0	0	(2,130)	67	(32,152)
Subtotal	6,972	(201,988)	(3,033)	(560)	(17,008)	124	(215,493)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	77,804	0	0	0	0	77,804
TOTAL	$(18,624)	$(124,193)	$(3,261)	$(560)	$(21,194)	$124	$(167,708)

Table 62 categorizes the 2007 earnings impact by product for hedging activities (in thousands):

Table 62

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(48,958)	$(2)	$(2)	$0	$(5,927)	$0	$(54,889)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	1,213	0	0	0	(3,317)	0	(2,104)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(10,286)	212	(94)	(469)	(93)	(10,730)
Economic hedges – net interest received (paid)	0	2,096	0	137	338	118	2,689
Subtotal	1,213	(8,190)	212	43	(3,448)	25	(10,145)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	26,034	0	0	0	0	26,034
TOTAL	$(47,745)	$17,842	$210	$43	$(9,375)	$25	$(39,000)

Table 63 categorizes the 2006 earnings impact by product for hedging activities (in thousands):

Table 63

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(56,283)	$(3)	$72	$0	$(4,455)	$0	$(60,669)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	1,225	0	0	0	352	0	1,577
Economic hedges – unrealized gain (loss) due to fair value changes	0	4,560	(42)	94	4,547	(202)	8,957
Economic hedges – net interest received (paid)	0	(715)	0	960	539	220	1,004
Subtotal	1,225	3,845	(42)	1,054	5,438	18	11,538

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(7,415)	0	0	0	0	(7,415)
TOTAL	$(55,058)	$(3,573)	$30	$1,054	$983	$18	$(56,546)
Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities related to economic hedges. In the latter part of 2007, the FHLBank purchased $0.8 billion in variable rate Agency MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. All gains and losses related to trading securities are recorded in the other income as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in tables 61 through 63. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio that are related to economic hedges, for the most part, are longer dated fixed rate GSE debentures and are more affected by changes in long-term interest rates (e.g., 5-year and 10-year rates) than by changes in short-term interest rates. The MBS/CMOs in this portfolio are Agency variable rate securities that re-price monthly and appear to have been more impacted by the overall lack of liquidity in the market rather than credit spreads or the general level of interest rates. In general, however, because of the influence of the fixed rate bonds in the FHLBank’s trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded. The FHLBank realized net gains (losses) of $44.5 million, $18.3 million and ($7.4) million in 2008, 2007 and 2006, respectively.

Other Non-Interest Income – Included in other non-interest income are realized gains (losses) from the sale of or call of available-for-sale and held-to-maturity securities. In 2008, a held-to-maturity security with less than three months to maturity was sold and a loss of ($10,000) was realized. In 2007, net losses were realized on the sale of available-for-sale securities totaling ($2.3) million. Additionally in 2007, several held-to-maturity securities that had paid down below 15 percent of the principal outstanding at acquisition were sold for total net losses of ($1.0) million. In 2006, two held-to-maturity securities were called by their issuers at premiums for a net realized gain of $14,000.

Also included in other non-interest income are losses on other-than-temporarily impaired held-to-maturity securities of $4.8 million for 2008. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for additional information on other-than-temporary impairment.

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These expenses as documented in Table 64 increased from $31.7 million for 2007 to $34.2 million for 2008. This compared to $28.5 million for the year ended December 31, 2006. As noted in Table 64, a significant portion of the FHLBank’s operating expenses consists of compensation and benefits expense. Amounts paid for compensation and benefits increased in 2008, 2007 and 2006 as a result of increases in the number of FHLBank staff. Employees added in 2006 and 2007 were added to address increased workloads as a result of SEC registration, Sarbanes-Oxley Section 404 preparation and technology/programming needs. Employees added in 2008 related to the MPF Program, credit risk and modeling, and technology/programming needs. Compensation and benefits for 2008 also increased as a result of a 76.5 percent increase in expense for 2008 compared to 2007 under the FHLBank’s Executive Short Term Incentive Plan (ESTIP), which is available to Named Executive Officers (see Item 11 – “Executive Compensation – Compensation Discussion and Analysis”) and the Short Term Incentive Plan, available to all other employees with award levels assigned based on individual’s relative position in the hierarchy of the FHLBank (collectively with ESTIP referred to herein as STIP). The STIP represented 19.0 percent, 12.2 percent and 12.6 percent of total compensation and benefits in 2008, 2007 and 2006, respectively. STIP expense for 2008 was based on attainment of pre-established annual FHLBank-wide performance objectives. While markets were extremely volatile over the course of 2008, the FHLBank had a solid financial performance overall with member utilization of the FHLBank’s products and services significantly increased from 2007 over the course of 2008 resulting in attainment of the STIP objectives.

In an effort to contain operating costs, management does not plan on providing any normal salary increases in 2009. We expect a small increase in the number of employees. A resulting slight increase in compensation and benefit expenses will be offset by anticipated decreases in the STIP expense for the year ending December 31, 2009 and beyond. The FHLBank expects a modest increase in occupancy costs in 2009 and beyond. Table 64 presents operating expenses for the last three years (in thousands):

Table 64

	For the Year Ended December 31,			Percent Increase (Decrease)
	2008	2007	2006	2008/2007	2007/2006
Compensation and benefits	$22,381	$19,719	$18,151	13.5%	8.6%
Occupancy cost	1,349	1,291	1,037	4.5	24.5
Other operating expense	10,445	10,670	9,275	(2.1)	15.0
TOTAL CONTROLLABLE OPERATING EXPENSES	$34,175	$31,680	$28,463	7.9%	11.3%

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

The FHLBank also utilizes a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed on an annual basis for all of the FHLBank’s business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of the FHLBank’s efforts, 21 business unit risk assessments are now completed annually addressing 133 key processes throughout the FHLBank. The number of business unit risk assessments and the number of key processes change over time as part of the FHLBank’s ongoing risk assessment and continuous improvement processes. All risk assessments are reviewed by senior management and presented to the Finance Committee of the Board of Directors on a scheduled basis in order to keep the Board apprised of any weaknesses in the current risk management system of each business unit and the steps undertaken by management to address the identified weaknesses.

The FHLBank’s Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews the RMP on at least an annual basis. Various management committees, including the asset/liability, credit underwriting and market risk analysis committees, oversee the FHLBank’s risk management process. The following discussion highlights the FHLBank’s various strategies to diversify and manage these risks.

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

Credit risk arises partly as a result of the FHLBank’s lending and AMA activities (members’ CE obligations on mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization. See Item 1 – “Business – Advances” for a detailed description of eligible collateral on advances as well as disclosures regarding the FHLBank’s security interest in collateral

As provided in the Bank Act, a member’s investment in the capital stock of the FHLBank is pledged as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, the FHLBank can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect its security interest.

Credit risk arising from AMA activities under the FHLBank’s MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the FHLBank’s first loss account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described under the advances section; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase the FHLBank’s credit risk exposure because the FHLBank’s FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase the FHLBank’s credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. The FHLBank’s credit risk exposure to third-party insurers to which the FHLBank has PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. The FHLBank performs credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, the FHLBank reviews trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high loan-to-value ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, FHLBank management has concluded that the mortgage loans held by the FHLBank would not be considered sub-prime. Table 65 presents the FHLBank’s exposure to third-party PMI and SMI insurers as of December 31, 2008 (in thousands):

Table 65

Insurer	Rating	Exposure
PMI:
Genworth Mortgage Insurance Company	BBB	$33,316
Mortgage Guaranty Insurance Co.	A	24,661
Republic Mortgage Insurance Co.	A	15,176
United Guaranty Residential Insurance Co.	A	9,972
CMG Mortgage Insurance Co.	AA	5,638
Radian Guaranty, Inc.	BBB	4,891
PMI Mortgage Insurance Co.	BBB	3,438
Triad Guaranty Insurance Co.[1]	Not rated	454
Total PMI exposure		97,546

SMI:
Mortgage Guaranty Insurance Co.	A	5,453
United Guaranty Residential Insurance Co.	A	4,999
Total SMI exposure		10,452

TOTAL EXPOSURE		$107,998
__________
1     The FHLBank ceased doing business with Triad Guaranty Insurance Co. in May 2008 but still has outstanding transactions with them.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by agencies and GSEs, CMOs securitized by GSEs, and AAA-rated private-issue MBS at the time of purchase and CMOs securitized by whole loans. Some of the FHLBank’s private-issue MBS have been downgraded below AAA subsequent to purchase (see Table 42 under Item 7), but all of the downgraded securities have been paying as expected. Approximately 74 percent of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The FHLBank does not purchase or hold any securities classified as being backed by sub-prime mortgage loans. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by one of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. Under the FHLBank's RMP, the insurer should be rated no lower than AA at the time of acquisition. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. Other long-term investments include U.S. Treasury, unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

Table 66 presents the current ratings and outstanding par value as of December 31, 2008 of the FHLBank’s MBS/CMO securities covered by monoline bond insurance (in thousands):

Table 66

Insurer	Rating[1]	Par Value[2]
Financial Guaranty Insurance Company (FGIC)	CCC	$4,819
MBIA Insurance Corp.	B	1,740
AMBAC Assurance Corp.	BBB	789
TOTAL		$7,348
__________
1    Latest rating available March 20, 2009.
[2]
Par value represents the FHLBank’s coverage amount. The securities insured by FGIC were considered other-than-temporarily impaired as of December 31, 2008 and have a book value of $1.8 million on that date. The AMBAC insured investment has credit support remaining to absorb future losses. Therefore, the FHLBank has no current exposure to this monoline insurer, but expects the credit support on some of the insured investment to be exhausted prior to the investment being fully repaid, at which point we will be exposed to AMBAC on this security. The MBIA insured investment has no credit support and has a significant amount of delinquent/problem loans, so the FHLBank has exposure to MBIA on this security.

Table 67 presents the FHLBank’s exposure as of December 31, 2008 to monoline bond insurers of HFA securities (in thousands):

Table 67

Insurer	Rating[1]	Exposure[2]
MBIA Insurance Corp.	B	$2,055
AMBAC Assurance Corp.	BBB	131
Financial Security Assurance Inc.	AA	26
TOTAL		$2,212
__________
1     Latest rating available March 20, 2009.
2     Exposure = par value * delinquencies (90-day delinquencies, foreclosures and REO per Bloomberg)

The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when counterparties to transactions, such as interest rate swaps, are obligated to pay the FHLBank the positive fair value or receivable resulting from the transaction terms. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (rated A or better); by requiring netting of individual derivatives transactions with the same counterparty; diversifying its derivatives across many counterparties and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement. The FHLBank regularly monitors the exposures on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers.

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

The contractual or notional amount of derivatives reflects the FHLBank’s involvement in various classes of financial instruments and does not measure the FHLBank’s credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased interest rate caps, interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default.

The FHLBank’s maximum credit exposure to derivative counterparties and members, before considering collateral, was approximately $112.7 million, $137.3 million and $66.6 million at December 31, 2008, 2007 and 2006, respectively. In determining maximum credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held cash with a fair value of $78.2 million, $59.6 million and $1.4 million as collateral as of December 31, 2008, 2007 and 2006, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The FHLBank’s net credit exposure after collateral was approximately $29.6 million, $75.1 million and $61.8 million at December 31, 2008, 2007 and 2006, respectively.

On September 15, 2008, Lehman Brothers Holding, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Holding, Inc. is guarantor of Lehman Brothers Special Financing (LESF) with which the FHLBank had derivative transactions. Consequently, the FHLBank terminated and replaced the derivative instruments outstanding with LESF on September 19, 2008. On October 6, 2008, Lehman Brothers Financial Products (LEFP) filed a petition for protection from its creditors in the U.S. Bankruptcy Court. Consequently, the FHLBank terminated and replaced all derivative instruments outstanding with LEFP on October 15, 2008. The FHLBank concluded that the new derivatives would be highly effective both at inception and on an ongoing basis. In total, the FHLBank terminated and replaced 253 derivative instruments with total notional and fair value (excluding accrued interest) amounts of $6.3 billion and $(54.0) million, respectively. The net realized gain (loss) on the derivative terminations was $(0.6) million. An additional five derivative instruments with LESF with total notional and fair value (excluding accrued interest) amounts of $145.0 million and $(1.2) million, respectively, were not replaced because they were to be called within one week of termination date. Under the FHLBank’s International Swaps and Derivatives Association, Inc. agreements with LESF and LEFP, the derivatives were settled on a net basis from the time that bankruptcy was declared or protection was filed through termination of the agreements. In both instances, the Lehman Brothers entities had net exposure to the FHLBank as the termination of the derivatives resulted in a net amount being owed by the FHLBank to Lehman Brothers.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008 is indicated in Table 68 (in thousands):

Table 68

	AAA	AA	A3	Member[1]	Total
Total net exposure at fair value	$6,228	$1,680	$99,805	$4,975	$112,688
Collateral held[2]	0	0	78,162	0	78,162
Net positive exposure after cash collateral	6,228	1,680	21,643	4,975	34,526
Other collateral	0	0	0	4,975	4,975
Net exposure after collateral	$6,228	$1,680	$21,643	$0	$29,551

Notional amount	$570,876	$15,204,795	$19,157,250	$233,716	$35,166,637

[1]
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

[2]	Excludes collateral held in excess of exposure for any individual counterparty.
[3]	Collateral was delivered to the FHLBank subsequent to year end.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007 is indicated in Table 69 (in thousands):

Table 69

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$4,095	$116,989	$13,630	$2,537	$137,251
Collateral held[2]	0	52,705	6,935	0	59,640
Net positive exposure after cash collateral	4,095	64,284	6,695	2,537	77,611
Other collateral	0	0	0	2,537	2,537
Net exposure after collateral	$4,095	$64,284	$6,695	$0	$75,074

Notional amount	$748,194	$26,584,251	$9,212,017	$107,782	$36,652,244

[1]
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

[2]	Excludes collateral held in excess of exposure for any individual counterparty.

Table 70 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008:

Table 70

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value	Percent of Net Exposure After Collateral
Deutsche Bank AG1	A+	15.9%	60.5%
Citi Swapco Inc.	AAA	5.5	21.1
All other counterparties		78.6	18.4

[1]	Collateral was delivered to the FHLBank subsequent to year end that fully collateralized the FHLBank’s exposure to this counterparty as of the end of 2008.

Table 71 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2007:

Table 71

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

To support deposits, Finance Agency regulations require the FHLBank to have an amount equal to its current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 72 summarizes the FHLBank’s compliance with the Bank Act liquidity requirements as of December 31, 2008 and 2007 (in thousands):

Table 72

	12/31/2008	12/31/2007
Liquid assets[1]	$3,732,154	$5,150,000
Total qualifying deposits	1,703,531	1,340,816
Excess assets	$2,028,623	$3,809,184

[1]
Although the FHLBank has other assets that qualify as eligible investments under the liquidity requirements, only Federal funds and interest-bearing deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

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

The FHLBank was in compliance with the operational liquidity requirements of the RMP during 2008.

Finance Agency regulations and the FHLBank’s RMP require the FHLBank to maintain contingency liquidity, which is defined as sources of cash the FHLBank may use to meet its operational liquidity requirements for a minimum of five business days without access to the consolidated obligation debt markets. Eligible FHLBank investments for meeting the contingency liquidity requirement are defined below. Both the Finance Agency and the FHLBank’s liquidity measures depend on certain assumptions which may or may not prove valid in the event of an actual market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five business days; however, under extremely adverse market conditions, the FHLBank’s ability to meet a significant increase in member advance demand could be impaired if the FHLBank is denied access to the consolidated obligation debt markets. The FHLBank completes its contingency liquidity calculation weekly, or more often if deemed necessary.

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

Table 73 summarizes the FHLBank’s compliance with the Finance Agency’s regulatory requirements and the FHLBank’s RMP contingency liquidity requirements as of the most recently available weekly computation dated March 17, 2009 (in thousands):

Table 73

03/17/2009
Sources of Contingency Liquidity:
Marketable securities with a maturity less than one year	$3,150,366
Self liquidating assets with a maturity of 7 days or less	5,275,467
Securities available for repurchase agreements	5,558,247
Total Sources	13,984,080
Uses of Contingency Liquidity:
20 percent of deposits	350,914
100 percent of consolidated obligations and other borrowings maturing in one week	3,586,919
100 percent of consolidated obligations expected to be called in one week	290,000
Less 100 percent of consolidated obligations settling in one week	(69,000)
Total Uses	4,158,833
EXCESS CONTINGENCY LIQUIDITY	$9,825,247

The FHLBank maintained stable access to the capital markets during the first nine months of 2008 at very favorable rates for the majority of the period in spite of the liquidity/credit crisis in the financial markets. We experienced no liquidity issues and, in fact, the FHLBank System’s short-term borrowing costs decreased relative to other AAA-rated investment alternatives. As reflected in Tables 59 and 60, the FHLBank’s net interest spreads improved during 2008. The current favorable short-term borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) when financial market conditions stabilize and the flight to quality subsides.

However, as mentioned previously, the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship on September 7, 2008 and Lehman Brothers Holding, Inc. declared bankruptcy on September 15, 2008. Both of these events were catalysts to a worsening in financial market liquidity conditions. Investors began a flight to quality that caused costs in the term Agency/GSE debt markets to increase and generally limited issuance at reasonable costs to short-term consolidated obligation discount notes. Although market conditions stabilized and improved some during November and December of 2008 and into the first quarter of 2009, issuance limitations persist due to increased issuance of U.S. government obligations, increased competition from U.S. government guaranteed debt programs, continuing credit concerns regarding all financial institutions and less than optimal pricing levels for longer-term debt available in the Agency/GSE debt market. At this time we are unable to predict when or if financial market conditions and the Agency/GSE debt market will return to pre-crisis levels.

Therefore, because of the heightened liquidity concerns in the financial markets due to the market disruptions and uncertainty detailed previously, the FHLBank took steps beginning the third quarter of 2008 and continuing into the fourth quarter of 2008 to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days. This measure is in addition to its operational and contingency liquidity requirements. These actions included: (1) curtailment of money market investments; (2) lengthening the weighted average original days to maturity of the FHLBank’s consolidated obligation discount notes outstanding from 67.0 days as of December 31, 2007 to 98.8 days as of December 31, 2008; and (3) increasing its cash balances in interest-bearing deposits. The FHLBank continues to manage to this measure in the first quarter of 2009 and anticipates it will continue managing to this measure throughout 2009. These actions have created an asset-liability mismatch (assets re-pricing more quickly than liabilities) on the short end of the FHLBank’s balance sheet and resulted in a decrease in the FHLBank’s net interest income in the fourth quarter of 2008 because of the steepness of the very short end of the yield curve and the fact that interest rates decreased fairly dramatically after the FHLBank initially extended its liabilities. While this asset-liability mismatch continues into the first quarter of 2009, the FHLBank has narrowed the mismatch by decreasing weighted average original days to maturity of the FHLBank’s consolidated obligation discount notes to 94.7 days as of March 20, 2009. At the same time, short-term interest rates have stabilized at relatively low levels and the high-cost debt issued in late third quarter and early fourth quarter matured in the first two months of 2009. This, in addition to the improved relative cost of consolidated obligation discount notes in the latter part of the fourth quarter of 2008 and through the first quarter of 2009, and the interest income received on excess reserves held at the Federal Reserve Bank of Kansas City which began in October 2008, should help mitigate the impact of these liquidity measures on net interest income during 2009. While we do not expect that net interest spreads will return to the levels achieved during the first three quarters of 2008, we do expect them to improve significantly over the levels achieved during the fourth quarter of 2008.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. The FHLBank has reviewed the appropriate documents concerning its vulnerability to transactions that contain triggers and fully understands the manner in which risks can arise from such triggers. Triggers adverse to the FHLBank currently exist in agreements for derivatives and SBPAs. The FHLBank’s staff monitors triggers in order to properly manage any type of potential risks from triggers.

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

All derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, have two-way bilateral triggers based on the ratings of the FHLBank or the counterparties, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of the FHLBank or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to the FHLBank. The FHLBank’s agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that the FHLBank or counterparty is willing to accept for a given rating level determined by the NRSROs. The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 74:

Table 74

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aaa-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at December 31, 2008 and 2007 was in the form of cash. For additional information regarding the FHLBank’s credit exposure relating to derivative contracts, see Note 9 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB-/Baa3), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows the FHLBank to terminate its obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below A/A2. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of December 31, 2008 and 2007, the FHLBank had 35 and 28 SBPAs that covered $1.3 billion and $1.0 billion in outstanding principal plus interest, respectively.

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

To manage business concentration risk, ROE simulations are conducted annually with estimated base-, best- and worst-case assumptions. Scenarios also include the effects on the FHLBank if one or more of its larger customers significantly reduced its advance and/or mortgage loan sales levels, or was no longer a member. The total advance growth and distribution for the FHLBank’s top five borrowers is monitored on a monthly basis by the asset/liability committee. Advance concentration to the FHLBank’s top five borrowers was 49.9 percent, 53.3 percent and 58.3 percent at December 31, 2008, 2007 and 2006, respectively.

Operations Risk Management
Operations risk is the risk of unexpected losses attributable to human error, man-made or natural disasters, systems malfunctions, internal and external fraud, unenforceability of legal contracts or circumvention or failure of internal controls and procedures. Mitigating this risk are systems and procedures to monitor transactions and financial positions, documentation of transactions, annual comprehensive risk assessments conducted at the business unit level, Finance Agency compliance reviews and periodic reviews by the FHLBank’s Internal Audit department. The FHLBank has also established and maintains an effective internal control system that addresses the efficiency and effectiveness of FHLBank activities, the safeguarding of FHLBank assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency. Reconciliation procedures are also in place to ensure that systems capture critical data. The FHLBank’s Internal Audit department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors the FHLBank’s compliance with established policies and procedures. The FHLBank also maintains an Internal Control Policy that outlines the objectives and principles for the FHLBank’s internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the FHLBank business unit responsible for reviewing the adequacy of the FHLBank’s internal controls.

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

Under the RMP approved by its Board of Directors, the FHLBank’s DOE is generally limited to a range of ±5.0 assuming current interest rates. The FHLBank’s DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since the FHLBank’s financial model imposes a zero boundary on post-shock interest rates, no additional calculations are necessary to meet this Finance Agency requirement. Limiting the downward shock in this manner is referred to as a constrained shock scenario. Flooring interest rates has the effect of creating a yield curve which is flat at zero percent from the shortest maturity out to (in one previous time period) the five-year point on the yield curve. This creates a yield curve shape that is extremely unlikely to occur in reality and the application of this assumption has produced some distortion in the reported market value and DOE in the down shocks. This restriction is reasonable because there is a limited potential for declines in interest rates when the rate environment is extremely low.

The DOE parameters established by the FHLBank’s Board of Directors represent one way to establish general limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE exceeds the policy limits established by the Board of Directors, management either: (1) takes asset/liability actions to bring the DOE back within the range established in the FHLBank’s RMP; or (2) reviews and discusses potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertains a course of action, which can include a determination that no asset/liability management actions are necessary.

The FHLBank typically maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. The DOE which FHLBank management considers prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. The FHLBank typically manages the current base DOE to remain in the range of ±2.50. When the FHLBank’s DOE exceeds either the limits established by the RMP or the more narrowly-defined limits to which the FHLBank manages duration, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, the FHLBank may purchase interest rate caps that have the effect of removing those MBS cap limits. The FHLBank would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing the FHLBank’s DOE. If an increase in DOE were due to the extension of mortgage loans, MBS or advance maturities by the FHLBank’s members, the more appropriate action would be to add new long-term liabilities to the balance sheet.

Table 75 presents the DOE in the base case and the up and down 100 basis points (referenced as Bps in the tables) and 200 basis points interest rate shock scenarios for December 31, 2008 and 2007:

Table 75

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Unconstrained Down 100 Bps	Unconstrained Down 200 Bps	Constrained Down 200 Bps
12/31/2008	3.2	5.9	7.8	11.3	-0.3	-0.3
09/30/2008	-0.4	-0.3	1.1	2.9	2.6	2.6
06/30/2008	1.5	2.4	3.3	3.3	1.1	2.4
03/31/2008	2.3	3.7	4.9	4.6	3.1	4.5
12/31/2007	1.9	2.3	3.0	1.7	-1.1	*
09/30/2007	4.2	4.0	2.8	0.6	-2.3	*
06/30/2007	5.0	4.6	3.7	1.1	-2.6	*
03/31/2007	5.4	4.3	2.3	-1.3	-3.9	*
______________
*     Constrained shocks are only applied in designated low-rate environments.

As noted previously, the FHLBank typically manages the base DOE to remain in the range of ±2.50. From Table 75, the base DOE for December 31, 2008, exceeds not only management’s targeted risk range, but also exceeds the established base case range of ±5.0. Several factors contributed to the increase from the December 31, 2007 duration of 3.0 to the December 31, 2008 duration of 7.8. The primary factor that caused the increase in DOE was the deterioration in MBS prices during most of 2008, particularly near the end of the first quarter when estimated fair values for private-label MBS dropped dramatically. The drop in the estimated fair value of the FHLBank’s MBS portfolio resulted in significant unrealized losses, which causes an artificially high base DOE result. Since the base case market value of equity was lower because of declining MBS prices, the duration calculation was driven lower since the base case market value is the denominator in the DOE equation, and with a smaller denominator, the result is a higher DOE. The depressed MBS prices were a product of deteriorating economic conditions, including the mortgage credit crisis that produced a severe decline in active trades in these securities. This inactivity or essentially illiquidity caused previously functioning pricing mechanisms to become less transparent and somewhat less informative since determining fair value rests largely on market-driven valuations provided by market participants and market-driven pricing processes.

Typically market valuations are determined by quantifying relative risks in the market. However, with the advent of illiquid markets and dysfunctional credit markets, premiums for liquidity risk increasingly dominated historically market driven pricing mechanisms. For instance, standard MBS pricing theory would state that a rational market driven MBS price will typically increase as market rates decline. However, during certain periods in 2008, market prices of MBS actually declined as market interest rates declined. In other words, a historically inverse market price to market yield relationship became uncoupled as non-market rate forces increasingly dominated the pricing mechanisms to the point of creating a direct market price to market yield relationship. This direct relationship poses specific concerns and dilemmas for historic hedging methodologies and asset/liability management actions. A specific dilemma is created when a standard duration calculation results in contrary measurements that are driven by non-market rate factors, such as an increase in the duration of mortgage-related assets in the face of declining interest rates when the duration of mortgage-related assets generally decrease. Again, with unnaturally depressed MBS prices, the denominator in the duration calculation becomes smaller in an atypical manner. This result distorts the duration calculation by producing a duration result that is larger than theoretically expected. Thus the distortion in MBS prices directly impacts the FHLBank’s DOE metric by causing a depressed denominator.

Whenever an established limit is exceeded and management determines not to take any asset/liability management action to bring the FHLBank’s DOE back within the RMP range, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Management considers the current interest rate/market price relationship for MBS to be a market anomaly and is actively monitoring the FHLBank’s DOE position and the mortgage market environment for acceptable future asset/liability management actions.

As reflected in Table 75, the FHLBank’s DOE at December 31, 2008 was outside of its RMP base case range of ±5.0. The FHLBank also experienced a significant increase in its DOE in the unconstrained down 100 basis points scenario through the up 200 basis points scenario from the end of the third quarter of 2008 to the end of the fourth quarter of 2008 in spite of a general decline in interest rates, including mortgage interest rates. As discussed previously, the FHLBank typically manages a DOE measurement that exceeds the established limits with various asset/liability management actions. However, because the market price to market yield relationship has become distorted (no longer an inverse relationship) and the mortgage market remains dysfunctional, appropriate actions to address this anomaly are limited because normal relationships no longer exist. For example, entering into hedges such as pay-fixed swaptions or issuance of long-term callable or non-callable liabilities intended to shorten DOE in the base case or rising interest rate scenarios, might actually increase the FHLBank’s interest rate risk (DOE is already decreasing in the up shock scenarios as of December 31, 2008). In analyzing potential courses of action, FHLBank management determined that the only potentially acceptable course of action at this time that would bring the FHLBank’s base DOE back within preferred ranges (target and RMP) would be the sale of a portion of its MBS portfolio (realize the unrealized loss and reduce the potential for further losses in a rising interest rate environment, which is the normal relationship). However, given the severely depressed market prices for MBS, management believes, and the Board of Directors concurs, that this is not a prudent course of action and any such sale has the potential to only further depress the market prices for MBS (an already thin market could be moved by almost any MBS sale and the FHLBank would have to make a significant sale of its MBS portfolio to bring its DOE back into compliance).

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 2.9 months, 1.4 months and 1.3 months at December 31, 2008, 2007 and 2006, respectively. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions. Interest rate swaps increase the flexibility of the FHLBank’s funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Agency regulation prohibits the speculative use of derivatives, and the FHLBank does not engage in derivatives trading for short-term profit. Because the FHLBank does not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to the FHLBank by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force the FHLBank to replace the derivative at market price (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” for additional information).

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, the FHLBank issues debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued. The duration of callable debt shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. As discussed above, this normal funding and hedging relationship became distorted during 2008 with the uncoupling of MBS pricing mechanisms. In addition to actively monitoring this relationship, the funding and hedging profile and process is continually measured and reevaluated. The FHLBank also uses interest rate caps, floors and swaptions to manage the duration of its assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS with periodic and lifetime embedded interest rate caps. The FHLBank also purchases receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage its overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, the FHLBank may synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of its liabilities to more closely match the shortening duration of its mortgage assets. As the FHLBank needs to lengthen its liability duration, it terminates selected interest rate swaps to effectively extend the duration of the previously swapped debt.

As noted in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Advances,” total advances as a percentage of total assets increased to 61 percent at December 31, 2008 from 58 percent at December 31, 2007. Over the same period of time, acquired member assets (MPF Program mortgage loans) increased from approximately 4 percent at December 31, 2007 to 5 percent at December 31, 2008, while MBS investments increased from approximately 13 percent at December 31, 2007 to 17 percent at December 31, 2008. Other mortgage-related assets (primarily state HFA bonds) remained at less than 1 percent of total assets. Also during this same period of time, other investments decreased to 15 percent (2 percent long-term and 13 percent short-term) of total assets as of the end of 2008 from 24 percent (1 percent long-term and 23 percent short-term) as of the end of 2007. Hence, on a net basis, advances and mortgage-related assets increased as a percent of total assets while other investments decreased as a percent of total assets. Within these investments, there has been a shift to longer-term assets which tends to increase interest rate risk on the asset side of the balance sheet. Under an increasing interest rate environment, long-term assets on the balance sheet, particularly variable rate Agency MBS and fixed rate mortgage loans purchased under the MPF program, would tend to increase interest rate risk on the asset side while under a decreasing interest rate environment, the opposite effect should occur. In order to offset this increased interest rate risk from the asset side of the FHLBank’s balance sheet, FHLBank management: (1) purchased interest rate caps to offset its short cap position in the variable rate Agency MBS; and (2) increased the net issuance of fixed rate, long-term callable and non-callable debt to manage the increase in fixed rate MPF loans. Callable debt continued to be added in 2008 as the FHLBank consciously increased the optionality in the liability portfolios used to fund its long-term fixed rate assets with prepayment characteristics. The FHLBank managed increases in the interest rate risk caused by the increase in mortgage assets as a percentage of its total assets through its actions on the liability side of the FHLBank’s balance sheet in addition to other asset/liability actions (e.g., purchased interest rate caps) it has taken as a result of other balance sheet shifts. As interest rates declined in 2008, the duration of the FHLBank’s callable debt portfolio shortened as the likelihood of this debt being called increased. At the same time, the FHLBank would expect to experience a commensurate decrease in the level of interest rate risk from the long-term, prepayable assets on its balance sheet (i.e., as interest rates fall, mortgage assets generally shorten). The result of the shortening of callable debt was a net increase in the FHLBank’s DOE in the base case, as the duration on the FHLBank’s prepayable assets did not shorten as much as anticipated because of the mortgage market disruption (e.g., tightened credit standards, falling home prices and other factors decreased the ability of borrowers to refinance mortgages, etc.). All things being equal, as the FHLBank’s callable debt is called and replaced with callable debt with longer duration (or the existing callable debt lengthens in duration if interest rates increase), the FHLBank’s DOE should decline in the base case during 2009 as this in-the-money callable debt is called and replaced with new callable debt. Except for the effect of deteriorating MBS prices experienced in 2008 discussed previously, the history of the FHLBank’s duration measures, as reflected in Table 75, demonstrates the relative stability of the FHLBank’s interest rate risk in spite of the increase in mortgage assets on the FHLBank’s balance sheet and the large swings in the level and slope of the yield curve during this period of time.

The management of the FHLBank’s interest rate risk position has become much more challenging with the current disruptions in the financial markets. We currently consider other metrics such as value-at-risk and DOE measurements using the book value of the MBS portfolio in order to eliminate the impact of the severely depressed MBS market prices. While such metrics are informative and assist FHLBank management in managing its interest rate risk, they do not replace our existing DOE limits. We currently believe that, in the long run, the market price driven DOE metrics will continue to be one of our preferred metrics for measuring and managing interest rate risk. However, given the exigent circumstances in which we are operating, FHLBank management believes that the usefulness of the traditional DOE metric is significantly diminished and we must use all available metrics, including the consideration of non-traditional metrics such as DOE using the book value of MBS. We continue to explore and evaluate other interest rate risk measurement and management metrics, but are currently not proposing changes away from the DOE metrics, even under current market conditions.

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. For hedging relationships that are not designated for shortcut hedge accounting under SFAS 133, paragraph 68 (see additional details in Note 1 – Summary of Significant Accounting Policies under Item 8), the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its long haul hedges. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 76 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ending December 31, 2008 (in thousands):

Table 76

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$95,000	$0	$95,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,059,000	0	0	2,059,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	1,378,732	0	0	1,378,732
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	67,000	0	0	67,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,528,966	0	0	6,528,966
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,550,035	0	0	1,550,035
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,445,733	0	6,445,733
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	124,423	124,423
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	875,000	0	0	875,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,620,000	0	0	3,620,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	635,000	0	0	635,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,207,000	0	0	4,207,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	2,410,000	0	0	2,410,000
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	990,000	0	0	990,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	2,375,000	0	0	2,375,000
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	1,287,162	0	0	1,287,162
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	208,586	10,000	0	218,586
TOTAL			$28,191,481	$6,850,733	$124,423	$35,166,637

Table 77 presents the fair value of derivative instruments (excluding accrued interest and cash collateral) by risk and by type of instrument used to address the noted risk for the period ending December 31, 2008 (in thousands):

Table 77

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$102	$0	$102
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(104,789)	0	0	(104,789)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(91,949)	0	0	(91,949)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(278)	0	0	(278)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(629,869)	0	0	(629,869)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(233,370)	0	0	(233,370)
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	37,287	0	37,287
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	26,187	0	26,187
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(1,539)	(1,539)
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	302	0	0	302
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	37,722	0	0	37,722
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	19,863	0	0	19,863
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	86,028	0	0	86,028
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	224,536	0	0	224,536
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	8,670	0	0	8,670
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	14,814	0	0	14,814
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	(1,537)	0	0	(1,537)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	134	0	0	134
TOTAL			$(669,723)	$63,576	$(1,539)	$(607,686)

Table 78 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk for the period ending December 31, 2007 (in thousands):

Table 78

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$142,500	$0	$142,500
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,880,000	0	0	2,880,000
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	16,500	0	0	16,500
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,890,677	0	0	5,890,677
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	812,614	0	0	812,614
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	3,171,000	0	3,171,000
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	21,007	21,007
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	450,000	0	0	450,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,301,000	0	0	4,301,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	3,935,100	0	0	3,935,100
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	125,000	0	0	125,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	4,383,260	0	0	4,383,260
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	5,495,000	0	0	5,495,000
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	104,536	0	0	104,536
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	4,450,500	0	0	4,450,500
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	173,550	0	0	173,550
TOTAL			$33,017,737	$3,613,500	$21,007	$36,652,244

Table 79 presents the fair value of derivative instruments (excluding accrued interest and cash collateral) by risk and by type of instrument used to address the noted risk for the period ending December 31, 2007 (in thousands):

Table 79

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$(202)	$0	$(202)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(31,811)	0	0	(31,811)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(9)	0	0	(9)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(168,896)	0	0	(168,896)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(19,367)	0	0	(19,367)
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	11,750	0	11,750
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	9,517	0	9,517
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	57	57
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	346	0	0	346
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,812	0	0	3,812
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	10,793	0	0	10,793
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,191	0	0	2,191
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	73,139	0	0	73,139
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(29,887)	0	0	(29,887)
Interest rate risk associated with zero-coupon callable consolidated obligations	Fair Value Hedge	Rolling Regression	79,195	0	0	79,195
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(70,347)	0	0	(70,347)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	104	0	0	104
TOTAL			$(150,737)	$21,065	$57	$(129,615)

Market Value of Equity: Market value of equity is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s market value of equity to changes in interest rates is another measure of interest rate risk. However, market value of equity should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank generally maintains a market value of equity within limits specified by the Board of Directors in the RMP, which specifies that the market value of equity as a percentage of the FHLBank’s regulatory book value of equity shall not be less than 85 percent in the base case and shall not be less than 80 percent under a ±200 basis point instantaneous shock in interest rates. Table 80 expresses the market value of equity as a percent of book value of equity for the base case and for ±100 basis point and ±200 basis point instantaneous interest rate shock scenarios. As of December 31, 2008, the base case percentage of 75 percent had fallen below the established limit of 85 percent and the up 200 basis point result of 67 percent had fallen below the limit of 80 percent. These measurements are the direct result of the factors related to the depressed MBS prices discussed previously and the corresponding DOE metrics found in Table 75. Considering the traditional function of interest rate risk management as discussed above, the depressed MBS prices caused direct distortion of both risk metric measurements, including the market to book calculation. As stated previously, FHLBank management is not taking any asset/liability management or other actions at this time in order to attempt to bring its market value of equity as a percentage of regulatory book value of equity back within its RMP ranges and the Board of Directors concurs with this course of action. However, we are actively monitoring market conditions and MBS market prices to determine if future action may be necessary.

Table 80

Market Value of Equity as a Percent of Book Value of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Unconstrained Down 100 Bps	Unconstrained Down 200 Bps	Constrained Down 200 Bps
12/31/2008	67	70	75	88	88	88
09/30/2008	91	91	91	93	98	98
06/30/2008	85	87	89	92	95	94
03/31/2008	78	80	83	87	92	96
12/31/2007	86	88	90	93	93	*
09/30/2007	85	89	92	94	93	*
06/30/2007	85	89	93	95	95	*
03/31/2007	88	92	95	96	93	*
____________
*     Constrained shocks are only applied in designated low-rate environments.

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-38 of this Form 10-K.

Audited Financial Statements

Tables 81 and 82 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2008 and 2007 (in thousands):

Table 81

	2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$416,144	$468,985	$433,810	$571,273
Interest expense	381,313	389,629	362,132	509,851
Net interest income before mortgage loan loss provision	34,831	79,356	71,678	61,422
Provision for credit losses on mortgage loans	57	66	64	9
Net interest income after mortgage loan loss provision	34,774	79,290	71,614	61,413
Other non-interest income (loss)	(109,486)	(42,020)	2,869	(19,675)
Other non-interest expense	10,794	9,170	10,432	9,606
Assessments	(22,680)	7,468	17,005	8,545
NET INCOME/(LOSS)	$(62,826)	$20,632	$47,046	$23,587

Table 82

	2007
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$718,754	$718,288	$657,351	$654,560
Interest expense	656,599	657,679	602,778	600,072
Net interest income before mortgage loan loss provision	62,155	60,609	54,573	54,488
Provision for (reversal of) credit losses on mortgage loans	(16)	37	(3)	(43)
Net interest income after mortgage loan loss provision	62,171	60,572	54,576	54,531
Other non-interest income (loss)	5,386	3,483	2,130	(779)
Other non-interest expense	9,919	8,289	9,962	9,084
Assessments	15,323	14,836	12,447	11,904
NET INCOME	$42,315	$40,930	$34,297	$32,764

The FHLBank’s interest income and expense increased through 2007 but began decreasing in 2008 in response to decreasing short-term market interest rates. Net interest income increased steadily during 2007 through the third quarter of 2008 as net interest spreads, capital and average earning assets all increased. During the fourth quarter 2008, the FHLBank experienced a significant contraction in net interest spreads as it extended its consolidated obligations in the midst of rapidly falling interest rates. As a result of this extension of funding, the FHLBank’s assets re-priced faster than liabilities during the fourth quarter and its net interest income decreased significantly. The extension of the terms of borrowings was to increase liquidity in order to ensure it could meet member advance demand over the end of the year. The increase in interest income for 2007 was primarily volume-driven versus rate-driven while the decrease in interest income in 2008 was primarily rate-driven versus volume-driven (see Table 59 for volume/rate changes). On the other hand, the FHLBank’s net interest income in 2007 was primarily rate-driven versus volume-driven (increase in interest rates accounted for more than volume increases) and in 2008 it was primarily volume-driven versus rate-driven (decrease in interest rates more than offset by volume increases). In the last quarter of 2008, the decreases in both the interest income and net interest income can be primarily attributed to interest rates as the FHLBank increased its liquidity position by extending liabilities while interest rates were falling and assets were shortening as discussed previously. The significant fluctuations that have occurred in non-interest income are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as required under SFAS 133, as well as the mark-to-market revaluations of trading securities required under SFAS 115. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information.

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

Management of the FHLBank evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as of December 31, 2008. Based upon that evaluation, the CEO and CFO have concluded that the FHLBank’s disclosure controls and procedures were effective at a reasonable assurance level at December 31, 2008.

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our evaluation under the COSO framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Table 83 sets forth certain information regarding each of the executive officers of the FHLBank as of the date of this annual report on Form 10-K.

Table 83

Executive Officer	Age	Position Held	Employee of the FHLBank Since
Andrew J. Jetter	53	President/Chief Executive Officer	May 18, 1987
David S. Fisher	53	SEVP/Chief Operating Officer	January 1, 2006
Mark E. Yardley	53	EVP/Chief Financial Officer	October 1, 1984
Patrick C. Doran	48	SVP/General Counsel/Corporate Secretary	May 1, 2004
Denise L. Cauthon	45	First VP/Controller	August 9, 1989
Thomas E. Millburn	38	First VP/Director of Internal Audit	September 26, 1994

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

Except as otherwise indicated below, each officer has been engaged in the principal occupation listed above for at least five years:

Andrew J. Jetter became President and CEO of the FHLBank in September 2002. He served as Executive Vice President and Chief Operating Officer from January 1998 to September 2002. Mr. Jetter joined the FHLBank in 1987 as an attorney and was promoted to General Counsel in 1989, Vice President in 1993, and Senior Vice President in 1996.

David S. Fisher became Executive Vice President and Chief Operating Officer (COO) in January 2006, and was promoted to Senior Executive Vice President in April 2008. Prior to that, from June 2000 until joining the FHLBank, Mr. Fisher was EVP and CFO of Commercial Federal Bank, FSB in Omaha, Nebraska. He was responsible for Treasury, Capital Markets, Accounting, Finance, Real Estate, Strategic Planning, Information Technology, Operations, Human Resources and the Investor Relations departments. He also served as the chairman for the FHLBank Risk Management Advisory Board from April 2004 until December 2005.

Mark E. Yardley has been Executive Vice President and CFO since February 2005. He also served as First Senior Vice President and CFO from December 1999 through February 2005 and as First Senior Vice President, Director of Finance, from January 1999 to December 1999. Mr. Yardley joined the FHLBank in 1984 as Director of Internal Audit and was promoted to Assistant Vice President in 1990 and Vice President in 1991.

Patrick C. Doran became Senior Vice President, General Counsel and Corporate Secretary in May 2004. Prior to that, he served as Senior Counsel and Vice President of Corporate and Community Affairs for 1st Source Bank, South Bend, Indiana.

Denise L. Cauthon has been First Vice President and Controller since March 2007. She joined the FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller - Financial Reporting in 2002, and then she became Vice President in 2004. Prior to becoming First Vice President and Controller, she served as Vice President and Controller from January 2005 through March 2007.

Thomas E. Millburn has been First Vice President, Director of Internal Audit since March 2004. He joined the FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, and then to Vice President in 2000.

Directors
Pursuant to the passage of the Recovery Act, the Finance Agency implemented regulations whereby all new or re-elected directors are to be elected by the members. As of the date of this annual report on Form 10-K, the FHLBank has 14 directors, eight of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and six of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act). On December 30, 2008, Thomas E. Henning and Neil F.M. McKay were each elected to a new term as independent directors (previously each had been appointed by the Finance Board) commencing on January 1, 2009. On December 2, 2008, Ronald K. Wente and Michael M. Berryhill were re-elected as member directors commencing on January 1, 2009.

The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that the FHLBank’s Board of Directors consist of 13 directors or such other number as may be provided by the Bank Act and Finance Agency regulations, a majority of whom are to be member directors and at least 2/5 of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in the FHLBank’s four-state district, the requirement that at least 2/5 of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required to allocate additional member director seats. For 2009, the Finance Agency has authorized the FHLBank’s Board of Directors to consist of 14 directors, eight of whom are to be member directors and six of whom are to be independent directors (comprised of four previously appointed directors and the two newly elected independent directors), as described above. Under the new regulations, new and re-elected directors will serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot serve more than three consecutive terms, except that a director may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third term. Each director must be: (1) a citizen of the United States; (2) either be a resident in the FHLBank’s district or serve as an officer or director of a member located in the FHLBank’s district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors.

Member directorships are designated to each of the four states in the FHLBank’s district and each member is entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located. Each member directorship shall be filled by a person who is an officer or director of a member located in such state. A member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting.

Independent directors shall be elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and submitted to the Finance Agency for approval. To be elected for an independent directorship, candidates shall be elected by a plurality of the votes of the members of the FHLBank at large, with each member having one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. The FHLBank’s Board of Directors has adopted procedures for the nomination and election of independent directors, which are set forth in the FHLBank’s Amended and Restated Bylaws, attached as Exhibit 3.2 to the FHLBank’s Form 8-K filed with the SEC on October 22, 2008, and incorporated by this reference.

There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. No director has any family relationship with any other director or executive officer. No director or person nominated to become a director or executive officer of the FHLBank has been involved in any legal proceeding during the past five years that would affect the integrity or ability of such director or nominee to serve in such capacity.

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 – “Executive Compensation.”

The 14 directors who currently serve on the Board provided the information set forth below regarding their principal occupation, business experience and other matters. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Michael M. Berryhill, 53, has served as an elected director of the FHLBank since January 2003 and was recently elected to a four-year member directorship commencing January 1, 2009. Mr. Berryhill has been Chairman of the board of directors, President and CEO of Morgan Federal Bank, Fort Morgan, Colorado, since 1993.

Robert E. Caldwell, II, 38, was appointed as a director of the FHLBank in January 2004, was re-appointed to a one-year term from January 2007 through December 2007, and was re-appointed again to serve from January 2008 through December 2010. He served as Vice Chairman of the FHLBank’s Board of Directors commencing January 2004 through December 2006. Mr. Caldwell has been President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, since 2006. He previously served as General Counsel for Linweld, Inc. a large independent manufacturer and distributor of industrial/medical gases and welding supplies during and prior to the past five years.

James R. Hamby, 57, served as an elected director of the FHLBank from January 1995 through December 2001. He was again elected to the Board of Directors for a term commencing January 2007 through December 2009. Mr. Hamby has been CEO of Vision Bank, Ada, Oklahoma, since 1990.

Thomas E. Henning, 56, was recently elected to a three-year independent directorship commencing January 1, 2009. Prior to his election as an independent director, he was appointed as a director in April 2007 to fill the remainder of a term that expired in December 2008. He has been the Chairman, President and CEO of the Assurity Security Group, Inc. (ASGI) in Lincoln, Nebraska since 2005 and was employed by Security Financial Life Insurance Co., a predecessor to ASGI, from 1990 to 2006. He is also the Chairman, President and CEO of ASGI’s wholly owned subsidiary, Assurity Life Insurance Company. Mr. Henning has served on the board of Nelnet, Inc., a provider of education finance and services, headquartered in Lincoln, Nebraska, since 2003.

Steven D. Hogan, 46, became an elected director of the FHLBank in January 2004 and was re-elected to serve from January 2007 through December 2009. Mr. Hogan has been an officer of Yampa Valley Bank, Steamboat Springs, Colorado since April 2007. Mr. Hogan is also currently President of Capital West National Bank, Fort Collins, Colorado. Prior to that, he was President of Centennial Bank of the West where he was employed since 2001. From 2000 to 2001 he was a senior credit officer for Vista Bank, Colorado Springs, Colorado. Mr. Hogan was employed with the Federal Home Loan Bank System, serving in the Dallas district from 1993 to 1996 and the Topeka district from 1996 to 2000. He began his career with the First National Bank of Grapevine where he was employed from 1981 to 1993.

Andrew C. Hove, Jr., 74, was appointed as a director of the FHLBank in April 2007 to fill the remainder of a term commencing January 2007 through December 2009. He serves on many boards of directors including NeighborWorks Lincoln in Lincoln, Nebraska; Sovereign Bank, Wyomissing, Pennsylvania; and Great Western Bank, Sioux Falls, South Dakota. Mr. Hove, now retired, previously served as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation for more than 11 years from 1991 to 2001, and prior to that served as the Chairman and CEO of Minden Exchange Bank and Trust, Minden, Nebraska.

Jane C. Knight, 65, was appointed as a director of the FHLBank in January 2004, was re-appointed to a one-year term from January 2007 through December 2007, and was re-appointed to serve from January 2008 through December 2010. Ms. Knight, now retired, was Vice President of site-based strategies for Kansas Big Brothers Big Sisters from 2002 through 2005. Prior to that, she directed the Wichita office for Kansas Governor Bill Graves and was in charge of addressing constituent concerns, including housing issues.

Richard S. Masinton, 67, was appointed as a director of the FHLBank in April 2007 to fill the remainder of a term commencing January 2007 through December 2009. Mr. Masinton previously served as Chief Financial Officer and Executive Vice President of Russell Stover Candies in Kansas City, Missouri, from 1996 until 2008. Recently retired from Russell Stover, Mr. Masinton was elected Executive Vice President of Quinn Capital, LLC in Leawood, Kansas in January 2009. Also in January 2009, he was elected to the board of directors of No More Homeless Pets Kansas City. Mr. Masinton recently retired from the boards of OneNeck IT Services Corp and Enterprise Financial Services Corporation, a publicly owned bank holding company. He has also served on the board of advisors of the University of Kansas School of Business and presently sits on an advisory board at the University of Oklahoma School of Business.

Lawrence L. McCants, 59, became an elected director of the FHLBank in January 2005 and was re-elected to serve from January 2008 through December 2010. He joined First National Bank in Goodland, Kansas, in 1983 and has served as Chairman of the board and President since that time. Mr. McCants was previously employed by the Comptroller of the Currency for 11 years.

Neil F.M. McKay, 68, was recently elected to a four-year independent directorship commencing January 1, 2009. Prior to his election as an independent director, Mr. McKay was appointed as a director in April 2007 to fill the remainder of a term that expired in December 2008. From 1994 through March 2006, he was the Chief Financial Officer and Treasurer of Capitol Federal Savings in Topeka, Kansas. Mr. McKay, now retired, has held significant executive positions in various financial institutions including Heartland Federal Savings in Ponca City, Oklahoma and First Nationwide Bank (now part of Citibank) in San Francisco, California. He was also a CPA in public practice for 12 years.

Thomas H. Olson, 73, became an elected director of the FHLBank in January 2002, was re-elected for a term commencing January 2005 through December 2007, and was re-elected again for a term commencing January 2008 through December 2010. Mr. Olson has been Chairman of the board of Lisco State Bank, Lisco, Nebraska, as well as served as Chairman of the board or a director of five other banks located in Nebraska, Colorado, and Wyoming during and prior to the past five years.

Lindel E. Pettigrew, 66, became an elected director of the FHLBank in January 2002, was re-elected to a term commencing January 2005 through December 2007, and was re-elected again for a term commencing January 2008 through December 2010. He currently serves and has served as the Vice Chairman of the FHLBank’s Board of Directors since January 2007. Mr. Pettigrew has been President and CEO of Chickasha Bank and Trust Company, Chickasha, Oklahoma, since 1974.

Bruce A. Schriefer, 59, became an elected director of the FHLBank commencing January 2007. Mr. Schriefer’s term expires in December 2009. Mr. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 where he serves as President, CEO and director.

Ronald K. Wente, 58, was recently elected to a four-year member directorship commencing January 1, 2009. Prior to his election as a member director, Mr. Wente had served as an elected director of the FHLBank since January 1996. He currently serves as and has served as Chairman of the FHLBank’s Board of Directors since 2000. Mr. Wente has been President and CEO of Golden Belt Bank, FSA, Ellis, Kansas, since 1974.

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

Audit Committee Financial Expert
The FHLBank has a separately-designated audit committee, which consists of Michael M. Berryhill, the chairman of the audit committee, Neil F.M. McKay, James R. Hamby, Andrew C. Hove, Jr., Lawrence L. McCants and Ronald K. Wente.

The Board of Directors has determined that Neil F.M. McKay qualifies as an “audit committee financial expert” as that term is defined under SEC regulations. Mr. McKay is “independent” in accordance with the Nasdaq Independence Standards for audit committee members, as those standards apply to the FHLBank.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview
Our overall compensation philosophy is to establish and provide a total compensation program for our executive officers, including the President and CEO (CEO), the Senior Executive Vice President and COO (COO), the Executive Vice President and CFO (CFO), the Senior Vice President and General Counsel (General Counsel), the Senior Vice President and Director of Risk Analysis (collectively, the Named Executive Officers) and other executive officers identified by the Board of Directors, that assists and supports us in achieving our mission. In determining the appropriate total compensation package for our Named Executive Officers, we consider as the principal objectives of our compensation program: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve individual and FHLBank-wide performance goals through incentive awards that reward such performance.

The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities include:
▪
Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including recommending performance goals for the ESTIP and the Long Term Incentive Plan (LTIP);

▪	Overseeing the base salaries, merit raises and salary adjustments of the COO, the CFO, and the General Counsel; and
▪	Recommending to the Board of Directors the base salary, merit raises and salary adjustments of the CEO.

The CEO is responsible for recommending to the Compensation Committee the base salary, merit raises and salary adjustments of the COO, CFO and General Counsel and approving the base salary, merit raises and salary adjustments of the Director of Risk Analysis recommended by the CFO.

Elements of Executive Compensation
To implement our compensation objectives, the elements of our 2008 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual cash incentive awards; (3) retirement and other benefits; and (4) limited perquisites and other personal benefits. For 2009, our Compensation Committee recommended and the Board of Directors approved a new LTIP that is intended to additionally motivate the Named Executive Officers to achieve longer term FHLBank-wide goals than are provided under the FHLBank’s ESTIP and to achieve a competitive position within our identified labor markets.

Annual Base Salary
A significant element of each Named Executive Officer’s compensation is annual base salary. The Compensation Committee has determined that appropriate annual base salaries for each Named Executive Officer should be competitive at the 50th percentile level of the salaries of comparable executive positions within the defined labor markets, as discussed below under “Use of Benchmarks.” Adjustments to annual base salaries for the Named Executive Officers are considered annually and may be made in April following an analysis of our compensation practices in the previous year. In 2008, annual base salaries paid to the Named Executive Officers were determined to be competitive at the 50th percentile level within both the FHLBank System and among Midwestern financial services institutions with assets of $10 billion to $12 billion. Adjustments to annual base salaries of the Named Executive Officers are based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) comparisons to the defined labor markets (as described below); (3) performance as measured in terms of FHLBank-wide goals and individual performance goals; and (4) other factors such as experience, time in position, and labor supply and demand considerations. Based on this analysis by the Compensation Committee, the CEO, COO, CFO and General Counsel each received a merit-based increase of between 4.1 and 9.2 percent of their base salary in 2008, and the Director of Risk Analysis received a 2.0 percent merit-based increase in his base salary in 2008.

Annual Cash Incentive Awards
The Board of Directors adopted the ESTIP on December 22, 2007, which became effective on January 1, 2008. The ESTIP governs the eligibility and payout of annual cash incentive awards for certain executive officers, including the Named Executive Officers. The purpose of the ESTIP is to motivate certain of our executive officers to achieve annual goals that are aligned with our mission and business objectives and to reward them for attaining such goals. The Board of Directors established performance objectives in December 2007 for award opportunities under the ESTIP in 2008. A detailed discussion related to the establishment of the performance goals under the ESTIP is provided below under “Establishment of Performance Goals for Incentive Opportunities.”

Long Term Incentive Plan
On December 18, 2008, the Board of Directors approved the LTIP, which became effective on January 1, 2009. McLagan Consulting was retained to guide the LTIP design process. The purpose of the establishment of the LTIP is to extend our ability to provide incentives to the Named Executive Officers that will further motivate them to facilitate our longer term strategic objectives and reward performance that results in our growth and financial stability, based on a three-year performance period. Payments awarded under this plan, when combined with base salary, ESTIP awards, and other benefits are designed to provide competitive total compensation to key employees for achieving the FHLBank’s desired strategic objectives. Total compensation is targeted to be at the 50th percentile relative to similar key employee positions at other FHLBanks. If total compensation is above the 50th percentile, then the Compensation Committee may recommend a corresponding decrease in the ESTIP targeted award during that corresponding period. A copy of the LTIP was attached as Exhibit 10.1 to the FHLBank’s current report on Form 8-K filed December 24, 2008.

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

We maintain a comprehensive retirement program for our eligible officers comprised of two qualified retirement plans: (1) a defined-benefit plan (established in 1943); and (2) a defined-contribution plan (established in 1972). For these qualified retirement plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan) and the Pentegra Financial Institutions Thrift Plan, a retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of the FHLBank (DC Plan).

In 2008, the Named Executive Officers participated in the DB Plan, which required no contributions from the Named Executive Officers.

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. Matching ratios for all employees, including the Named Executive Officers, under the DC Plan are as follows:
Year 1	No match
Years 2 through 3	100 percent match up to 3 percent of employee’s eligible compensation
Years 4 through 5	150 percent match up to 3 percent of employee’s eligible compensation
After 5 years	200 percent match up to 3 percent of employee’s eligible compensation

In response to federal legislation, which imposed restrictions on the pension benefits payable to its executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP). The BEP is a non-qualified plan which restores the pension benefits that an eligible employee is restricted from receiving because of the limitations imposed by the IRC on the benefits received from or contributions made to our two qualified pension plans. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other highly compensated employees that preserves and restores the full pension benefits that, due to IRC limitations, are not payable from the qualified pension plans.

The BEP was amended, effective January 1, 2008, to allow all participants to defer a percentage of their incentive compensation into the BEP. Previously, participants were only allowed to defer a percentage of their annual base salary into the BEP once the participant maximized his or her contribution into our two qualified retirement plans. This change allows a participant to defer up to 30 percent of both annual base salary and incentive compensation into the BEP. Incentive deferrals into the BEP are not eligible for matching by the FHLBank. On October 31, 2008, the Board of Directors adopted amendments to the BEP primarily to comply with IRC Section 409A. As amended, the BEP eliminates the previous ability of participants to direct the investment of their funds deferred under the BEP and instead credits earnings to a participant’s account based on the FHLBank’s average return on equity. Additionally, the amended BEP eliminates discretion over when election contributions are made to the BEP and when distributions of funds are paid out to participants. A copy of the amended and restated BEP can be found as Exhibit 10.2 to our current report on Form 8-K filed December 24, 2008.

Perquisites and Other Personal Benefits
The Board of Directors views the perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities.

Examples of perquisites that may be provided to the Named Executive Officers include the following:
▪	The personal use of an FHLBank-owned automobile;
▪	Financial and tax planning;
▪	Relocation assistance;
▪	Spousal travel; and
▪	Country Club memberships.

Categorical types of perquisites provided to the Named Executive Officers in 2008 are presented and detailed in the Summary Compensation Table (see Table 88 under this Item 11) and accompanying narrative in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Analysis of Compensation Decisions in 2008
Use of Benchmarks
A key to attracting and retaining highly-qualified executive officers is the identification of the appropriate labor markets within which we must compete for executive talent. We have historically recruited nationally in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation, the Board of Directors and/or Compensation Committee specifically, has periodically retained compensation consultants to benchmark competitive levels of our total compensation with respect to compensation elements of annual base salary, annual incentive awards and benefits for the Named Executive Officers. In 2008, the Compensation Committee engaged an independent compensation consultant, Compensation Planning Group, Inc. for data analysis related to benchmark comparisons.

As part of our compensation objective in 2008 to retain our Named Executive Officers by maintaining competitive pay practices within the financial services sector, the Compensation Committee identified two competitive labor markets from which to compare similar executive positions as benchmarks for our Named Executive Officers’ total cash compensation and benefits. These were: (1) GSEs, including the other 11 Federal Home Loan Banks; and (2) financial services institutions in the Midwest labor market.

The decision to remain competitive with GSEs and, at the same time, consider the broader labor market of financial services institutions in the Midwest reflects our belief that the knowledge and skills necessary to effectively perform the Named Executive Officers’ duties at the FHLBank may be developed as a result of experience not only at other GSEs, in particular the other 11 Federal Home Loan Banks, but also at a variety of other financial services institutions. The decision to limit its consideration of other financial services institutions to those located in the Midwest reflects our belief that: (1) Topeka’s Midwestern culture is more likely to appeal to candidates from the Midwest, versus the East Coast or the West Coast; and (2) Midwestern compensation practices are the best comparator for a Topeka-based financial services institution.

With respect to benchmarking the other GSEs, the compensation consultant summarized compensation data reported by the other GSEs, and in particular the FHLBank System, to assist the Compensation Committee in aligning the Named Executive Officers’ cash compensation with the FHLBanks in accordance with the percentile range identified by the Compensation Committee for such purposes.

In June of 2008, the Compensation Committee revised the defined labor market consisting of GSEs to include only the FHLBanks for fiscal year 2009 compensation decisions related to the Named Executive Officers total compensation.

We recognize that our organizational structure as a cooperatively owned GSE prevents us from making straightforward comparisons with other Midwestern financial services institutions of similar asset size. Consequently, to allow us to effectively utilize this competitive data, the compensation consultant developed a financial services institutions’ Asset Normalization Model (ANM). The ANM identifies the relationship between total assets and net income levels within the Midwestern financial services institution sector. That relationship is used to identify the range of asset sizes of Midwestern financial services institutions that have net income levels comparable to ours. The 50th percentile market values of executive officer positions at Midwestern financial services institutions within that range of asset sizes are then computed. Based on the ANM, in 2008, the Compensation Committee made a determination that the financial services defined labor market consisted of Midwestern financial services institutions with assets of $10 to $12 billion.

The Compensation Committee then utilized the benchmarks identified among the defined labor markets to analyze and make compensation decisions to achieve our 2008 compensation objectives by establishing: (1) total cash compensation in the form of base salaries that are competitive taking into account our status as a cooperative GSE; and (2) opportunities for short term cash incentive awards that support our short-term business strategies and assist in the achievement of our mission and competitive total compensation.

In 2008, the 50th percentile market value of similar executive officers’ positions was utilized to benchmark the competitiveness of our annual total cash compensation and benefits for the Named Executive Officers. This percentile was selected to reflect its determination that a median level comparison reflects a reasonable compensation target for our Named Executive Officers that appropriately pays our Named Executive Officers and strives to respect the talent and consistent effort expended on behalf of the FHLBank by our Named Executive Officers and recognizes such loyalty and dedication. The 50th percentile market value of executive officers’ positions was calculated by the Compensation Committee’s executive compensation consultant using: (1) pay data reported in the Form 10-Ks of GSEs; (2) aggregated published pay data for financial services institutions including data from surveys such as the Watson Wyatt Financial Institution Survey, Economic Research Institute Executive Compensation Salary Assessor, Conference Board Executive Compensation Survey, Altman Weil Law Department Compensation Benchmark Survey, and WorkatWork Salary Survey; (3) Form 10-Ks and Proxy Statements; and (4) at the Compensation Committee’s option, unpublished pay data solicited from specific GSEs or comparable Midwestern financial services institution companies. In 2008, the Compensation Committee did not deem it necessary to request such additional data.

Consideration of Individual Performance
In addition to using benchmarking, as described above, the performance of each Named Executive Officer was considered by the Compensation Committee, by the CEO, and by the CFO in the case of the Director of Risk Analysis, in determining whether it was appropriate to increase annual base salaries based on a subjective determination of the perceived merit of each Named Executive Officer. In 2008, the Compensation Committee determined that a threshold condition for eligibility to receive a discretionary merit-based increase in annual base salary for the Named Executive Officers was the achievement of our FHLBank-wide performance goals defined by our Strategic Business Plan and described further below. Additional consideration was given to whether a particular Named Executive Officer substantially exceeded expectations or otherwise contributed to our success during 2008, beyond that which would be recognized through ESTIP awards. For the CEO, adjustments to annual base salary were considered based on the results of performance reviews of the CEO’s performance by all directors, taking into account performance reviews by his direct reports and by our Director of Internal Audit, as well as the CEO’s self assessment. For the Director of Risk Analysis, performance was measured in terms of qualitative and observable results, which were achieved within his areas of supervisory responsibility. The outcomes of this analysis in 2008 were an increase of 2.0 percent of base salary for the Director of Risk Analysis and between 4.1 and 9.2 percent increases of base salaries for the other Named Executive Officers.

Consideration of Internal Pay Equity
A final factor that the Compensation Committee considered in 2008 in its effort to reward and retain our Named Executive Officers was the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at the FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective as it considers or is presented with benchmarked compensation information. In addition, as discussed below, the Compensation Committee believes that the competitive level of compensation paid to our Executive Officers should not only reflect their individual responsibilities and contributions but also provide incentive to achieve our business and financial goals. Comparisons to compensation levels at companies in our defined labor markets are the primary basis used to assess the overall competitiveness of our compensation program; however, we also believe that our executive compensation practices should be internally consistent and equitable and such analysis was undertaken in 2008 with regard to the CEO’s total compensation in relation to the other Named Executive Officers, and those other Named Executive Officers to other executive officers at the FHLBank.

Establishment of Performance Goals for Incentive Award Opportunities
Another key objective of our total compensation program is motivating our Named Executive Officers to accomplish business and financial short-term goals that promote a high level of performance for our members. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver our desired results of operations in a highly competitive environment. We also recognize that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote our mission.

To effectively motivate the Named Executive Officers to accomplish short-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of the FHLBank’s incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are not distributed if such goals are not met. In 2008, we achieved this compensation objective through attainment of annual performance objectives under our ESTIP.

In 2007, management and designated members of the Board developed and proposed performance objectives for executive compensation awards under the ESTIP in 2008. The proposed performance objectives were based upon Board and management discussions with respect to our primary mission and stockholder perceptions of success. The Board reviewed, challenged and adjusted the proposed performance objectives for 2008 before finalizing the objectives in December 2007.

On December 19, 2007, the Board of Directors finalized the five FHLBank-wide performance objectives from which to measure potential awards to the Named Executive Officers under the ESTIP. The performance objectives against which the Named Executive Officers’ performance were evaluated in 2008 represented a mix of profit-oriented and service-oriented performance measures, and reflected the fact that our primary mission as a cooperatively owned GSE is providing overall benefits to our members in the form of products, services and dividends. These performance objectives are described in Table 84:

Table 84

Performance Objective	Measure
Core Return Spread on Class B Common Stock
Spread between pre-SFAS 133, pre-AHP/REFCORP core return available for Class B Common Stock (weighted by the amount of Class B Common Stock outstanding each day) and the weighted average daily overnight Federal funds effective rate

Net Income After Capital Charge	The dollar amount of pre-SFAS 133 core earnings that exceeds the cost of the required return on capital
Advance Penetration	The average member’s advance-to-asset ratio in relation to the prior year’s ratio adjusted for the national trend in the other borrowings-to-total asset ratio as reported by the Federal Reserve
Core Product Utilization	The weighted average member and housing associate usage of core banking (profit-oriented) products
Mission Product Utilization	Based on the member usage of mission-oriented products consisting of AHP, CHP, DCP, RFHP, TOP and JOBS programs

The profit-oriented objectives of “Core Return Spread on Class B Common Stock” and “Net Income After Capital Charge” (non-GAAP measures) were based on: (1) the belief that profitability is critical to the long-term viability of the organization; and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of our products and services. The “Advance Penetration” performance objective was established to address average advance usage by members as a percentage of each member’s balance sheet. Finally the performance objectives for “Core Product Utilization” and “Mission Product Utilization” address the members’ usage of profit generating products and non-profit generating products, respectively. A key driver in the development of the objectives was the Board’s perspective that it is important for us to serve all members, regardless of asset size. Consequently, the product-oriented objectives represented an average of the ratios calculated across all members unweighted by asset size. The weighting for each performance objective is discussed in detail below.

Award levels were set at threshold, target and optimum percentages of annual base salary. All of the FHLBank’s performance objectives are annual goals, but quarterly progress payments are made under the ESTIP in accordance with interim goals established for each performance range and applied to the respective annual performance objective. So long as at least a threshold level of performance was achieved, payouts were made up to a maximum payout percentage set for each Named Executive Officer. In addition, the Compensation Committee established a holdback of twenty percent of the quarterly progress payments, which would only be paid at year-end if we achieved at least a threshold level of performance for the year against the Core Return on Class B Capital Stock performance objective.

Table 85 sets forth the specific performance ranges for each of our established performance objectives in 2008:

Table 85

Performance Objective		Interim Performance Ranges for Quarterly Progress Payments Against Annual Awards			Annual Performance Range
		March 31	June 30	September 30
Core Return Spread on Class B Common Stock	Threshold	5.10%	5.10%	5.10%	5.10%
	Target	5.69%	5.69%	5.69%	5.69%
	Optimum	6.28%	6.28%	6.28%	6.28%
Net Income After Capital Charge[1]	Threshold	$1,700,000	$3,400,000	$5,100,000	$6,800,000
	Target	$3,400,000	$6,800,000	$10,200,000	$13,600,000
	Optimum	$5,100,000	$10,200,000	$15,300,000	$20,400,000
Advance Penetration[2]	Threshold	0.5%	0.5%	0.5%	0.5%
	Target	3.0%	3.0%	3.0%	3.0%
	Optimum	5.5%	5.5%	5.5%	5.5%
Core Product Utilization[3]	Threshold	40.21%	40.92%	40.90%	40.98%
	Target	40.71%	41.42%	41.40%	41.48%
	Optimum	41.21%	41.92%	41.90%	41.98%
Mission Product Utilization[4]	Threshold	210	350	385	420
	Target	240	400	440	480
	Optimum	265	442	486	530
__________
1    The performance range for “Net Income After Capital Charge” is based on our cumulative net income per quarter.
[2]
Measures represent the percentage above the national average. Such national trend data was derived from the Federal Reserve’s Statistical Release H8 “Historical Data – Assets and Liabilities of Commercial Banks in the United States.” We used the data attributed to the subgroup Assets and Liabilities of Small Domestically Chartered Commercial Banks in the Unites States (not seasonally adjusted, adjusted for mergers, billions of dollars).

[3]	We have identified the following as our core banking products: line of credit advances, regular advances, letters of credit, MPF Program, overnight deposits and safekeeping.
[4]
The performance range for “Mission Product Utilization” is based on the number of our members at the time of mission product usage that qualify as users of a product at any time during the calendar year. Program participation use is credited and remains credited for the entire calendar year irrespective of whether the participating member is subsequently acquired, merged or otherwise terminates its membership.

Under the ESTIP, the Compensation Committee has the discretion to reduce or eliminate the amount of an award otherwise payable to a Named Executive Officer if, due to extenuating circumstances, the Compensation Committee subjectively determines the reduction or elimination of an award is warranted. Such discretion has not been historically exercised by the Board of Directors under the ESTIP and was not exercised in 2008.

Table 86 provides the weighting for the various performance goals.

Table 86

Performance Objective	Weight %
Core Return Spread on Class B Common Stock	25
Net Income After Capital Charge	25
Advance Penetration	20
Core Product Utilization	20
Mission Product Utilization	10

Award values as a percentage of annual base salary for performance goal achievement were assigned based on the individual’s relative position in the hierarchy of the FHLBank. The particular Named Executive Officer’s position in the hierarchy of the FHLBank partially reflects the individual’s role in the strategic decisions of the FHLBank as well as the individual’s influence over our overall operations and culture. In order to maintain annual total cash compensation parity with the other FHLBanks, however, award levels for the CEO and COO were set at levels below the 50th percentile of the Midwestern financial services institutions with assets between $10 and $12 billion. Incentive levels for the CEO and COO may be considered, therefore, less reflective of these Named Executive Officers’ roles in the strategic decisions of the FHLBank as well as these individuals’ influence over the overall operations and culture of the FHLBank.

Table 87

Position	Target
CEO	55 percent
COO, CFO and General Counsel	45 percent
Director of Risk Analysis	35 percent

While markets were extremely volatile over the course of 2008, the FHLBank had an outstanding year in terms of Net Income After Capital Charge and Core Return Spread on Class B Common Stock (non-GAAP measures) and solid financial performance overall with member utilization of the FHLBank’s products and services significantly increased from 2007 over the course of 2008, which underscored the value the FHLBank provides to our members. Therefore, the Compensation Committee of the Board of Directors approved quarterly and annual payouts under the ESTIP to the Named Executive Officers based upon our actual achievement of the five performance objectives each quarter and at December 31, 2008. The FHLBank achieved threshold level of performance for the Core Return on Class B Capital Stock in 2008, and therefore, all Named Executive Officers received the holdback amount of the ESTIP awards earned for this performance objective.

Why We Choose to Pay these Elements
We believe the Compensation Committee’s benchmark analysis, internal analysis related to pay equity among the Named Executive Officers and the Board of Directors’, CEO’s and CFO’s establishment of individual performance objectives for each of the Named Executive Officers establish appropriate compensation levels for each Named Executive Officer that reasonably position us to competitively manage our operations and accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2008, including annual base salary, short-term incentive awards, retirement-related benefits, and other broad-based benefits, allowed us to provide total compensation that we believed appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional cash compensation opportunities at risk to the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our defined labor markets and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at risk but represents an opportunity for reward based on the achievement of our performance goals. Therefore, where we achieved performance goals in 2008, the Named Executive Officers received awards under the ESTIP that were determined to correspond to the respective Named Executive Officer’s contribution to our success.

Potential Payments Upon Termination/Retirement
Severance Policy
We provide severance benefits to the Named Executive Officers pursuant to our Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers, including the Named Executive Officers, from loss of income during a period of unemployment. An officer of the FHLBank is eligible to receive severance pay under the policy if the FHLBank terminates the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment; (2) the officer’s employment is terminated by the FHLBank for misconduct; or (3) the officer accepts employment or refuses other employment offered by the FHLBank at or before the time of termination.

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

Other Potential Payments
As of December 31, 2008, the Named Executive Officers would be additionally entitled to the amount listed in Table 92, under the column titled “Aggregate Balance at Last FYE,” within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement. While there was no provision for payout under the BEP upon a change in control event on or prior to December 31, 2008, the amended BEP (as described above) provides for a potential payment to the Named Executive Officers upon a change in control as defined under the amended BEP, effective January 1, 2009.

Finance Agency Oversight
Section 1113 of the Recovery Act requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The Finance Agency recently initiated a project to determine how best to implement these statutory requirements with respect to the FHLBanks. Until such time as further guidance is issued, the FHLBanks have been directed to provide all compensation actions affecting their five most highly compensated officers to the Finance Agency for review. Accordingly, we have submitted all required compensation actions to the Finance Agency. Nevertheless, we do not expect the statutory requirements to have a material impact on our executive compensation policies and pay practices.

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

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chairman
Lindel E. Pettigrew
Michael M. Berryhill
Robert E. Caldwell II
Thomas H. Olson
Ronald K. Wente

Table 88 presents the Summary Compensation Table for the Named Executive Officers.

Table 88

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew J. Jetter[2]	2008	$584,255	$0	$482,010	$584,383	$49,241	$1,699,889
President & CEO	2007	560,269	0	278,815	152,048	53,514	1,044,646
	2006	533,750	0	285,347	371,117	59,859	1,250,073
David S. Fisher[3]	2008	381,753	0	257,683	77,857	31,919	749,212
SEVP & COO	2007	352,762	0	143,632	39,000	25,399	560,793
	2006	340,000	50,000	148,668	0	21,573	560,241
Mark E. Yardley[4]	2008	292,169	0	197,214	331,086	28,918	849,387
EVP & CFO	2007	274,947	0	111,949	96,222	26,803	509,921
	2006	251,837	0	109,816	143,142	21,359	526,154
Patrick C. Doran[5]	2008	233,440	0	157,572	49,499	16,997	457,508
SVP & General	2007	223,070	0	90,826	19,171	14,983	348,050
Counsel	2006	210,000	0	91,887	16,000	14,102	331,989
Frank M.Tiernan[6]	2008	182,102	0	95,603	237,040	14,887	529,632
SVP & Director of	2007	177,744	0	56,640	128,024	14,557	376,965
Risk Analysis	2006	171,143	0	59,393	133,020	14,662	378,218

[1]
All compensation reported under “non-equity incentive plan compensation” represents performance bonuses earned pursuant to achievement of performance objectives under the FHLBank’s ESTIP (formerly Performance Pay Plan).

[2]
Above market earnings attributable to the BEP for Mr. Jetter were $15,383, $8,048 and $15,117 for 2008, 2007 and 2006, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $125,000, $53,000 and $46,000 for 2008, 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $444,000, $91,000 and $310,000 for 2008, 2007 and 2006, respectively. All other compensation for Mr. Jetter includes $16,243 in perquisites and personal benefits consisting of an automobile allowance, country club membership, financial and tax planning services and expenses for spousal travel; life insurance premiums in the amount of $1,830; and long term disability premiums in the amount of $1,384 for 2008. The FHLBank’s contribution to the DC Plan was $13,800 for 2008. The FHLBank’s contribution to the defined contribution portion of the BEP was $15,984 for 2008.

[3]
Above market earnings attributable to the BEP for Mr. Fisher were $857 for 2008. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $28,000 and $15,000 for 2008 and 2007, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $49,000 and $24,000 for 2008 and 2007, respectively. All other compensation for Mr. Fisher includes life insurance premiums in the amount of $1,053 and long term disability premiums in the amount of $923 for 2008. The FHLBank’s contribution to the DC Plan was $10,690 for 2008. The FHLBank’s contribution to the defined contribution portion of the BEP was $19,253 for 2008.

[4]
Above market earnings attributable to the BEP for Mr. Yardley were $6,086, $2,222 and $1,142 for 2008, 2007 and 2006, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $142,000, $60,000 and $53,000 for 2008, 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $183,000, $34,000 and $89,000 for 2008, 2007 and 2006, respectively. All other compensation for Mr. Yardley includes life insurance premiums in the amount of $840 and long term disability premiums in the amount of $922 for 2008. The FHLBank’s contribution to the DC Plan was $13,800 for 2008. The FHLBank’s contribution to the defined contribution portion of the BEP was $13,356 for 2008.

[5]
Above market earnings attributable to the BEP for Mr. Doran were $499 and $171 for 2008 and 2007, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $30,000, $13,000 and $10,000 for 2008, 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $19,000, $6,000 and $6,000 in 2008, 2007 and 2006, respectively. All other compensation for Mr. Doran includes life insurance premiums in the amount of $671 and long term disability premiums in the amount of $775 for 2008. The FHLBank’s contribution to the DC Plan was $11,729 for 2008. The FHLBank’s contribution to the defined contribution portion of the BEP was $3,822 for 2008.

[6]
Above market earnings attributable to the BEP for Mr. Tiernan were $40, $24 and $20 for 2008, 2007 and 2006, respectively. The aggregate change in the value of Mr. Tiernan’s accumulated benefit under the FHLBank’s DB Plan was $162,000, $134,000 and $122,000 for 2008, 2007 and 2006, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $75,000, ($6,000) and $11,000 for 2008, 2007 and 2006, respectively. All other compensation for Mr. Tiernan includes life insurance premiums in the amount of $504 and long term disability premiums in the amount of $583 for 2008. The FHLBank’s contribution to the DC Plan was $13,800 for 2008. Mr. Tiernan retired from the FHLBank on February 10, 2009.

Table 89 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 89

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards[1]
Name	Grant Date[2]	Threshold	Target	Maximum
Andrew J. Jetter	01/01/2008	$31,186	$62,372	$93,558
President & CEO	04/01/2008	32,450	64,900	97,350
	07/01/2008	32,450	64,900	97,350
	10/01/2008	64,584	129,168	193,752
David S. Fisher	01/01/2008	16,066	32,131	48,197
SEVP & COO	04/01/2008	17,550	35,100	52,650
	07/01/2008	17,550	35,100	52,650
	10/01/2008	34,729	69,458	104,187
Mark E. Yardley	01/01/2008	12,522	25,043	37,565
EVP & CFO	04/01/2008	13,356	26,712	40,069
	07/01/2008	13,356	26,712	40,069
	10/01/2008	26,504	53,008	79,511
Patrick C. Doran	01/01/2008	10,159	20,318	30,477
SVP & General Counsel	04/01/2008	10,620	21,240	31,860
	07/01/2008	10,620	21,240	31,860
	10/01/2008	21,125	42,250	63,374
Frank M. Tiernan	01/01/2008	6,279	12,558	18,838
SVP & Director of Risk Analysis	04/01/2008	6,405	12,810	19,215
	07/01/2008	6,405	12,810	19,215
	10/01/2008	12,779	25,557	38,336

[1]	Amounts reflected in this table represent the applicable range of possible payouts under the ESTIP and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2008.
[2]	Dates represent the date a cash award was granted to each Named Executive Officer. All awards were payable at a later date.

2008 Executive Short Term Incentive Plan
Under the ESTIP, Named Executive Officers may earn quarterly progress payments for year-to date performance against their annual goal metrics upon achieving performance objectives established by the Board of Directors. As discussed previously, for 2008, these performance objectives included: (1) core return on Class B Stock as a spread over the weighted average daily overnight Federal funds effective rate; (2) net income after capital charge; (3) advance penetration; (4) core product utilization; and (5) mission product utilization.

Performance Ranges
A range of progress payments may be granted each quarter at levels that correspond to exceeding the levels of performance ranges, from threshold, to target, to optimum performance for each goal metric. Within a performance range, threshold represents the lowest acceptable, or rewardable, level of annual performance; target represents the expected level of annual performance; and optimum represents the best attainable level of annual performance. Awards may be earned for performance anywhere within a percentage range of earned base salary. For performance that falls between any two levels of performance, linear interpolation is used to ensure that the annual award is consistent with the level of performance achieved. Named Executive Officers’ may earn the following annual awards, expressed as a percent of their earned base:

Table 90

Position	Threshold Award	Target Award	Optimum Award
CEO	27.5%	55.0%	82.5%
COO, CFO and General Counsel	22.5	45.0	67.5
Director of Risk Analysis	17.5	35.0	52.5

Calculation of Quarterly Progress payments and Final Awards
Named Executive Officers may receive quarterly progress payments for year-to-date performance against their performance objectives that exceeds the interim quarterly performance levels for the goal metric against which quarterly progress payments are computed. In aggregate, any quarterly progress payment received for such performance may not exceed the value of the annual awards. Twenty percent of the calculated quarterly progress payments are retained by the FHLBank and paid after the end of the ESTIP plan period if: (1) the Named Executive Officer was employed by the FHLBank on the last day of the plan year; and (2) no pro-ration or forfeiture provisions in the ESTIP applied. The formulas for determining quarterly progress payments (QP) and the final award (FA) earned for performance against a single performance objective are:
QP = [(Earned Base) (Award %) (Metric Weight) (100% – Holdback %)] – Previous Payments
FA = [(Earned Base) (Award %) (Metric Weight)] – Previous Payments

Forfeiture Provisions
A Named Executive Officer, in the discretion of the Compensation Committee, may be required to forfeit an award earned under the ESTIP if he is: (1) discharged from employment with the FHLBank for Good Cause as defined under the ESTIP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his employment or following his termination; (3) discloses confidential information of the FHLBank; or (4) refuses to report to the FHLBank any discoveries or improvements conceived by him during the course of his employment that relate to the business of the FHLBank. A Named Executive Officer is not eligible to receive progress payments toward annual awards or holdbacks arising out of an annual award for any quarter during which he is terminated for any reason other than death or for subsequent quarters of such Plan period.

Pension Benefits
Table 91 presents the Pension Benefits Table for the Named Executive Officers.

Table 91

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	20.583	$532,000	$0
President & CEO	FHLBank Benefit Equalization Plan	20.583	1,563,000	0
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	1.917	43,000	0
SEVP & COO	FHLBank Benefit Equalization Plan	1.917	73,000	0
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	23.250	625,000	0
EVP & CFO	FHLBank Benefit Equalization Plan	23.250	506,000	0
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	3.667	59,000	0
SVP & General Counsel	FHLBank Benefit Equalization Plan	3.667	33,000	0
Frank M. Tiernan	Pentegra Defined Benefit Plan for Financial Institutions	21.833	1,209,000	0
SVP & Director of Risk Analysis	FHLBank Benefit Equalization Plan	21.833	111,000	0

The FHLBank’s DB Plan covers all full time employees of the FHLBank who have met the eligibility requirements of attainment of age 21 and twelve months of employment and, as of January 1, 2009, was an employee of FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to the plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2 percent of his/her highest 3-year average salary multiplied by his/her years of benefit service, up to 30 years. Three participants are eligible to receive benefits in excess of 2.00 percent because of a plan change in 2003. The amount in excess of 2.00 percent is a calculated “frozen add-on,” determined at the time of the plan change. The formula for this “frozen add-on” is [old benefit formula as of August 31, 2003 minus new benefit formula as of September 1, 2003 equals the frozen add-on]. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)17 limit of $230,000 on earnings for 2008. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415 benefit limit is $185,000 for 2008. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50.

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

The FHLBank’s contributions to the DB Plan through June 30, 1987, represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $2,008,000 in 2008. The DB Plan is a multiple-employer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2008. The present value of the current accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value at 7.75 percent interest and 50 percent of benefit value at 5.00 percent interest, discounted to the current age of each Named Executive Officer at 7.75 percent interest. The present value of benefits accrued after that date is valued at 6.73 percent interest. At December 31, 2008, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 1994 Group Annuity Static Mortality Table with a five-year mortality improvement projection; (3) a 4.34 percent average salary increase adjustment; and (4) a 6.25 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation
Table 92 presents the Nonqualified Deferred Compensation Table for the Named Executive Officers.

Table 92

Name	Executive Contributions in Last FY*	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Andrew J. Jetter President & CEO	$13,278	$15,984	$43,310[1]	$0	$703,542
David S. Fisher SEVP & COO	37,885	19,253	6,620[2]	0	142,699
Mark E. Yardley EVP & CFO	60,115	13,356	21,490[3]	0	385,925
Patrick C. Doran SVP & General Counsel	6,012	3,822	2,256[4]	0	43,816
Frank M. Tiernan SVP & Director of Risk Analysis	0	0	107[5]	0	1,679

*	All amounts are also included in the salary column of the Summary Compensation Table.
[1]	For Mr. Jetter, $15,383 of this amount was also reported as above market earnings in the Summary Compensation Table.
[2]	For Mr. Fisher, $857 of this amount was also reported as above market earnings in the Summary Compensation Table.
[3]	For Mr. Yardley, $6,086 of this amount was also reported as above market earnings in the Summary Compensation Table.
[4]	For Mr. Doran, $499 of this amount was also reported as above market earnings in the Summary Compensation Table.
[5]	For Mr. Tiernan, $40 of this amount was also reported as above market earnings in the Summary Compensation Table.

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

The Supplemental Thrift Plan allows Named Executive Officers to elect annually either a rate of return based on the FHLBank’s return on equity for 2008, or the rate of return resulting from investments in options available under the FHLBank’s DC Plan. The latter includes funds representing a variety of investment risk, including index funds, income funds, bond funds, value funds, and growth funds.

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

Director Compensation
Table 93 presents the Director Compensation Table for the FHLBank’s 2008 Board of Directors.

Table 93

Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings[1]	All Other Compensation[2]	Total
Michael M. Berryhill	$18,739	$0	$1,900	$20,639
Robert Caldwell II	18,739	0	1,000	19,739
James R. Hamby	18,739	0	0	18,739
Thomas E. Henning	18,739	0	5,000	23,739
Steven D. Hogan	18,739	0	0	18,739
Andrew C. Hove, Jr.	18,739	0	5,000	23,739
Jane C. Knight	18,739	317[1]	8,400	27,456
Richard S. Masinton	18,739	0	0	18,739
Lawrence L. McCants	18,739	0	0	18,739
Neil F. M. McKay	18,739	0	0	18,739
Thomas H. Olson	18,739	0	4,300	23,039
Lindel E. Pettigrew	24,986	0	0	24,986
Bruce A. Schriefer	18,739	0	1,000	19,739
Gordon C. Smith, Jr.	18,739	0	0	18,739
Ronald K. Wente	31,232	7,810[1]	1,500	40,542

[1]	Values represent above market earnings.
[2]
All other compensation consists exclusively of charitable matching contributions made by the FHLBank on behalf of the respective director pursuant to the FHLBank’s Matching Gift Program. Contributions made to eligible nonprofit organizations in Colorado, Kansas, Nebraska or Oklahoma are matched on a dollar-for-dollar basis up to an aggregate maximum of $5,000 per calendar year. Due to timing differences between submission of invoices and payment, the actual expenditures listed could exceed $5,000 for the year. The FHLBank’s Matching Gift Program for directors was discontinued in 2009.

In accordance with the Finance Agency’s regulations and the Bank Act, the FHLBank compensated its directors in 2008 in accordance with its formal policy governing the payment to directors of reasonable compensation for the performance of their duties as members of the Board of Directors. The purpose of the policy was to ensure compliance with the restrictions and limitations imposed by the Finance Agency’s regulations and the Bank Act. The maximum fee limitations for board members in 2008, in accordance with statutory restrictions and the FHLBank’s policy, were: Chairman – $31,232, Vice-chairman – $24,986, and all other board members – $18,739.

The Recovery Act removed the statutory limits on director compensation. Accordingly, effective January 1, 2009, the FHLBank adopted a new “Board of Directors Compensation Policy” (Directors Compensation Policy) to establish compensation for the FHLBank directors in 2009. The Directors Compensation Policy provides that directors shall be paid a meeting fee for each day in attendance at a regular or special meeting of the Board up to a maximum annual compensation amount as set forth in the Directors Compensation Policy. The Directors Compensation Policy is attached to this annual report on Form 10-K as Exhibit 10.11.

The Directors’ Nonqualified Deferred Compensation Program (the Directors’ Plan) allows directors to defer all or a portion of their fees, and elect annually a rate of return based on the FHLBank’s return on equity for 2008, or the rate of return resulting from investment in options available under the FHLBank’s DC Plan. Effective December 31, 2008, the Directors’ Plan was amended primarily to comply with Section 409A of the Code. However, as adopted, the amended Directors’ Plan eliminates a director’s ability to direct the investment of funds deferred under the Directors’ Plan and instead credits earnings to the director’s account based on average FHLBank return on equity. Additionally, the Directors’ Plan, as amended, eliminates the FHLBank’s discretion over when contributions may be made to the Directors’ Plan and when distributions of funds are paid out.

Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. Total travel expenses in the amount of $240,000 were paid for the FHLBank’s directors in 2008 for travel integrally and directly related to the performance of the directors’ duties.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The FHLBank is a cooperative. Its members or former members own all of the outstanding capital stock of the FHLBank. A majority of the directors of the FHLBank are elected by and from its membership. One of the voting rights of members is for the election of all of the FHLBank’s directors. Each member is eligible to vote for those open member director seats in the state in which its principal place of business is located and for all open independent director seats, which are elected by members of the entire FHLBank district. Membership is voluntary; however, members must give notice of their intent to withdraw from membership. A member that withdraws from membership may not be readmitted to membership for five years after the date upon which its required membership stock (Class A Common Stock) is redeemed by the FHLBank.

Management of the FHLBank cannot legally and, therefore, does not, own capital stock of the FHLBank. The FHLBank does not offer any compensation plan to its employees under which equity securities of the FHLBank are authorized for issuance.

Table 94 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2008. Of these stockholders, no officer or director currently serves on the FHLBank’s Board of Directors.

Table 94

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
U.S. Central Federal Credit Union[1]	9701 Renner Blvd	Lenexa	KS	2,707,604	11.9%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,622,946	11.5
Security Life of Denver Ins Co	1290 Broadway	Denver	CO	1,421,477	6.2
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,312,304	5.8
TOTAL				8,064,331	35.4%
__________
[1]
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009. See Note 20 of the Notes to Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for further discussion regarding U.S. Central Federal Credit Union.

Additionally, because of the fact that a majority of the Board of Directors of the FHLBank is nominated and elected from the membership of the FHLBank (“member directors”), these member directors are officers of member institutions that own the FHLBank’s capital stock. Table 95 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of December 31, 2008, for member institutions whose officers served as directors of the FHLBank in 2008:

Table 95

Total Capital Stock Outstanding to Member Institutions whose Officers Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Vision Bank	1800 Arlington St	Ada	OK	36,691	0.2%
Liberty Federal Savings Bank	401 W Broadway	Enid	OK	33,719	0.1
Golden Belt Bank, FSA	901 Washington Street	Ellis	KS	30,336	0.1
First National Bank	PO Box 570	Goodland	KS	25,684	0.1
Morgan Federal Bank	321 Ensign Street	Fort Morgan	CO	18,901	0.1
Yampa Valley Bank	600 S Lincoln Ave	Steamboat Springs	CO	11,565	0.1
Chickasha Bank & Trust Company	1924 S 4th Street	Chickasha	OK	6,488	0.0
Bankers Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,430	0.0
Lisco State Bank	102 Coldwater	Lisco	NE	981	0.0
TOTAL				166,795	0.7%

Item 13: Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Since the FHLBank is a cooperative, ownership of our capital stock is a prerequisite for our members to transact business with us. In recognition of this organizational structure, the SEC granted us an accommodation pursuant to a “no action letter,” dated May 23, 2006, which relieves us from the requirement to make disclosures under Item 404(a) of Regulation S-K for transactions with related persons, such as our members and directors, which occur in the ordinary course of business. Further, the Recovery Act codified this accommodation.

Members with beneficial ownership of more than five percent of the total outstanding capital stock of the FHLBank and all of our directors are classified as related persons under SEC regulations. Transactions with members deemed related persons of the FHLBank occur in the ordinary course of our business since we conduct our advance and mortgage loan business almost exclusively with our members. Our member directors are officers or directors of members that own FHLBank capital stock and conduct business with us.

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

See Item 11 for a discussion of the compensation of the FHLBank’s Named Executive Officers and directors.

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

Transactions outside the ordinary course of business, with Related Persons that have a direct or indirect material interest, and exceed $120,000 are subject to Audit Committee review and approval under the Policy and include situations in which: (1) the FHLBank obtains products or services from a Related Party of a nature, quantity or quality, or on terms, that are not readily available from alternative sources; or (2) the FHLBank provides products or services to a Related Party on terms not comparable to those provided to unrelated parties.

In 2008, there were no Related Party transactions outside the ordinary course of business that necessitated review or approval by the Audit Committee.

Director Independence
Board Operating Guidelines and Nasdaq Standards
The Board Operating Guidelines of the FHLBank (Guidelines), available at www.fhlbtopeka.com, require that the Board of Directors make an affirmative determination as to the independence of each director, as that term is defined by Rule 4200(a)(15) of the Nasdaq Marketplace Rules (the “Nasdaq Independence Standards”).

The Board of Directors has affirmatively determined that each one of its directors, both independent and member directors as defined by the Recovery Act (each of whom is listed in Item 10 of this Form 10-K), is independent in accordance with the Nasdaq Independence Standards.

In order to assist the Board of Directors in making an affirmative determination of each director’s independence under the Nasdaq Independence Standards, the Board of Directors: (1) applied categorical standards for independence contained in the Guidelines and under the Nasdaq Independence Standards; (2) determined subjectively the independence of each director; and (3) considered the recommendation of the Audit Committee following its assessment of the independence of each director. The Board of Directors’ determination of independence under the Nasdaq Independence Standards rested upon a finding that each director has no relationship which, in the opinion of the Board of Directors, would interfere with that director’s exercise of independent judgment in carrying out the responsibilities of the director. Since under Finance Agency regulations, each independent director must be a bona fide resident of our district, and each member director must be an officer or director of one of our members, the Board of Directors included in its consideration whether any of these relationships would interfere with the exercise of independent judgment of a particular director.

Committee Independence
Audit Committee
In addition to the Nasdaq Independence Standards for committee members, the FHLBank’s Audit Committee members are subject to the independence standards of the Finance Agency. Finance Agency regulations state that a director will be considered sufficiently independent to serve as an Audit Committee member if that director does not have a disqualifying relationship with the FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include but are not limited to:
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

In addition to the independence standards for Audit Committee members required under the Finance Agency regulations, the Recovery Act has made Section 10A(m) of the Exchange Act applicable to the Audit Committee members of the FHLBank’s Board of Directors. Section 10A(m) sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board of Directors or any other Board Committee: (1) accept any consulting, advisory, or other compensation from the FHLBank; or (2) be an affiliated person of the FHLBank.

As of March 26, 2009, all members of the FHLBank’s Audit Committee were independent under the Finance Agency’s audit committee independence criteria and under the independence criteria of Section 10A(m) of the Exchange Act.

The Finance Agency’s criteria for audit committee independence are posted on the corporate governance page of the FHLBank’s Web site at www.fhlbtopeka.com.

Item 14: Principal Accounting Fees and Services

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the FHLBank’s independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2007 and 2008. These services have included audit services, audit-related services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 96 sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2008 and 2007 by its external accounting firm, PricewaterhouseCoopers LLP (dollar amounts in thousands):

Table 96

	2008	2007
Audit fees	$662	$602
Audit-related fees	35	94
Tax consultation fees	0	0
All other fees	0	12
TOTAL	$697	$708

Audit fees during the years ended December 31, 2008 and 2007, respectively, were for professional services rendered for the audits of the FHLBank’s annual financial statements and review of financial statements included in the FHLBank’s annual reports on Form 10-K and quarterly reports on Form 10-Q.

Audit-related fees for the years ended December 31, 2008 and 2007, respectively, were for assurance and related services primarily related to accounting consultations at both the FHLBank and FHLBank System level.

The FHLBank is exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2008 and 2007.

All other fees during the year ended December 31, 2007 were for other non audit-related consulting services and electronic workpaper and audit management software. No fees were paid to the external accounting firm for financial information system design and implementation.

Prior to approving PricewaterhouseCoopers LLP as the FHLBank’s independent accountants for 2008, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed October 22, 2008, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.2 to the Current Report on Form 8-K, filed December 24, 2008, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2*
Exhibit 10.3 to the Current Report on Form 8-K, filed December 24, 2008, Federal Home Loan Bank of Topeka Directors’ Nonqualified Deferred Compensation Program, is incorporated herein by reference as Exhibit 10.2.

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
10.6
Exhibit 10.6 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.6.

10.7
Exhibit 10.7 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.7.

10.8	Exhibit 10.8 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.8.
10.9*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 10, 2009, Federal Home Loan Bank of Topeka Executive Short Term Incentive Plan, is incorporated herein by reference as Exhibit 10.9.
10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 24, 2008, Federal Home Loan Bank of Topeka Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.10.
10.11*	Federal Home Loan Bank of Topeka Board of Directors Compensation Policy.
12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

Date: March 26, 2009	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 26, 2009
Andrew J. Jetter	(Principal Executive Officer)

/s/Mark E. Yardley	Executive Vice President and Chief Financial Officer	March 26, 2009
Mark E. Yardley	(Principal Financial Officer)

/s/Denise L. Cauthon	First Vice President and Controller	March 26, 2009
Denise L. Cauthon	(Principal Accounting Officer)

/s/Ronald K. Wente	Chairman of the Board of Directors	March 26, 2009
Ronald K. Wente

/s/Lindel E. Pettigrew	Vice Chairman of the Board of Directors	March 26, 2009
Lindel E. Pettigrew

/s/Michael M. Berryhill	Director	March 26, 2009
Michael M. Berryhill

/s/Robert E. Caldwell, II	Director	March 26, 2009
Robert E. Caldwell, II

/s/Thomas E. Henning	Director	March 26, 2009
Thomas E. Henning

/s/Andrew C. Hove, Jr.	Director	March 26, 2009
Andrew C. Hove, Jr.

/s/Jane C. Knight	Director	March 26, 2009
Jane C. Knight

/s/Richard S. Masinton	Director	March 26, 2009
Richard S. Masinton

/s/Lawrence L. McCants	Director	March 26, 2009
Lawrence L. McCants

/s/Neil F. M. McKay	Director	March 26, 2009
Neil F. M. McKay

/s/Bruce A. Schriefer	Director	March 26, 2009
Bruce A. Schriefer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of Federal Home Loan Bank of Topeka at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 26, 2009

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	December 31,
	2008	2007
ASSETS
Cash and due from banks (Note 3)	$75	$1,724
Interest-bearing deposits	3,348,212	10
Federal funds sold	384,000	5,150,000
Trading securities (Notes 4, 19)	4,652,700	1,654,043
Held-to-maturity securities[1] (Note 6)	11,050,897	13,711,398
Advances (Notes 7, 18)	35,819,674	32,057,139
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $884 and $844 (Notes 8, 18)	3,023,805	2,352,301
Accrued interest receivable	138,770	197,016
Premises, software and equipment, net	16,733	17,953
Derivative assets (Note 9)	34,526	77,611
Other assets (Notes 13, 17)	86,839	85,377

TOTAL ASSETS	$58,556,231	$55,304,572

LIABILITIES AND CAPITAL
Liabilities:
Deposits (Notes 10, 18):
Interest-bearing:
Demand	$104,856	$122,364
Overnight	1,013,800	1,210,500
Term	570,340	1,250
Non-interest-bearing:
Demand	36	10
Other	14,499	6,692
Total deposits	1,703,531	1,340,816

Consolidated obligations, net (Note 11):
Discount notes	26,261,411	19,896,098
Bonds	27,421,634	31,213,358
Total consolidated obligations, net	53,683,045	51,109,456

Mandatorily redeemable capital stock (Note 14)	34,806	36,147
Accrued interest payable	253,743	321,276
Affordable Housing Program (Note 12)	27,707	41,357
Payable to Resolution Funding Corp. (REFCORP) (Note 13)	0	11,067
Derivative liabilities (Note 9)	404,356	108,383
Other liabilities (Notes 15 and 17)	53,798	38,216

TOTAL LIABILITIES	56,160,986	53,006,718

Commitments and contingencies (Notes 1, 7, 8, 9, 11, 12, 13, 14, 15 and 17)

Capital (Notes 14, 18):
Capital stock outstanding – putable:
Class A ($100 par value; 6,339 and 6,042 shares issued and outstanding)	633,941	604,190
Class B ($100 par value; 16,064 and 14,870 shares issued and outstanding)	1,606,394	1,486,997
Total capital stock	2,240,335	2,091,187
Retained earnings	156,922	208,763
Accumulated other comprehensive income:
Net unrealized loss relating to hedging activities (Notes 1, 9)	0	(21)
Defined benefit pension plan – prior service cost (Note 15)	15	41
Defined benefit pension plan – net loss (Note 15)	(2,027)	(2,116)

TOTAL CAPITAL	2,395,245	2,297,854

TOTAL LIABILITIES AND CAPITAL	$58,556,231	$55,304,572

[1]	Fair value: $10,454,592 and $13,636,411 at December 31, 2008 and 2007, respectively.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year ended December 31,
	2008	2007	2006
INTEREST INCOME:
Interest-bearing deposits	$5,539	$3,657	$6,443
Federal funds sold and securities purchased under agreements to resell	73,047	346,935	217,370
Trading securities (Note 4)	108,431	44,984	37,029
Available-for-sale securities (Note 5)	101	1,633	2,543
Held-to-maturity securities (Note 6)	519,266	684,542	649,716
Advances (Note 7)	1,043,825	1,540,301	1,412,564
Prepayment fees on terminated advances (Notes 1, 7)	1,976	575	1,149
Mortgage loans held for portfolio (Note 8)	134,470	122,281	122,961
Overnight loans to other Federal Home Loan Banks	76	196	53
Other	3,481	3,849	4,326
Total interest income	1,890,212	2,748,953	2,454,154

INTEREST EXPENSE:
Deposits (Note 10)	27,085	48,558	38,480
Consolidated obligations (Note 11):
Discount notes	605,074	783,906	670,818
Bonds	1,007,644	1,680,751	1,525,049
Overnight loans from other Federal Home Loan Banks	169	205	93
Securities sold under agreements to repurchase	954	0	0
Mandatorily redeemable capital stock (Note 14)	609	2,101	2,594
Other	1,390	1,607	1,880
Total interest expense	1,642,925	2,517,128	2,238,914

NET INTEREST INCOME	247,287	231,825	215,240
Provision for (reversal of) credit losses on mortgage loans (Note 8)	196	(25)	358
NET INTEREST INCOME AFTER LOAN LOSS PROVISION/REVERSAL	247,091	231,850	214,882

OTHER INCOME (LOSS):
Service fees	5,261	4,203	3,665
Net gain (loss) on trading securities (Note 4)	44,514	18,348	(7,415)
Net realized gain (loss) on sale of available-for-sale securities (Note 5)	0	(2,254)	0
Net realized gain (loss) on sale or call of held-to-maturity securities (Note 6)	(10)	(962)	14
Loss on other-than-temporarily impaired held-to-maturity securities (Note 6)	(4,773)	0	0
Net gain (loss) on derivatives and hedging activities (Note 9)	(215,493)	(10,145)	11,538
Net realized gain (loss) on retirement of debt	0	0	(4,696)
Other	2,189	1,030	1,264
Total other income (loss)	(168,312)	10,220	4,370

OTHER EXPENSES:
Compensation and benefits (Note 15)	22,381	19,719	18,151
Other operating (Note 17)	11,794	11,961	10,312
Finance Agency/Finance Board (Note 1)	1,686	1,547	1,379
Office of Finance (Note 1)	1,743	1,739	1,393
Other	2,398	2,288	1,976
Total other expenses	40,002	37,254	33,211

INCOME BEFORE ASSESSMENTS	38,777	204,816	186,041

Affordable Housing Program (Note 12)	3,228	16,934	15,460
REFCORP (Note 13)	7,110	37,576	34,118
Total assessments	10,338	54,510	49,578

NET INCOME	$28,439	$150,306	$136,463

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE - DECEMBER 31, 2005 as previously reported	4,977	$497,759	12,906	$1,290,582	$137,270	$(7,434)	$1,918,177
Adjustment (Note 2)					1,287		1,287
BALANCE - DECEMBER 31, 2005 as adjusted	4,977	497,759	12,906	1,290,582	138,557	(7,434)	1,919,464
Proceeds from issuance of capital stock	61	6,078	6,729	672,948			679,026
Repurchase/redemption of capital stock			(314)	(31,443)			(31,443)
Comprehensive income:
Net income					136,463
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale (AFS) securities						1,185
Reclassification adjustment for (gain) loss on hedging activities included in net income						107
Minimum pension liability						107
Total comprehensive income							137,862
Adjustment to initially apply Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)						(1,058)	(1,058)
Reclassification of shares to mandatorily redeemable capital stock	(987)	(98,757)	(4,314)	(431,364)			(530,121)
Net transfer of shares between Class A and Class B	1,272	127,241	(1,272)	(127,241)			0
Dividends on capital stock (Class A – 4.3%, Class B – 6.1%, Note 14):
Cash payment					(354)		(354)
Stock issued			1,012	101,189	(101,189)		0
BALANCE - DECEMBER 31, 2006 as adjusted	5,323	$532,321	14,747	$1,474,671	$173,477	$(7,093)	$2,173,376
Proceeds from issuance of capital stock	60	6,018	18,873	1,887,354			1,893,372
Repurchase/redemption of capital stock	(2)	(285)	(743)	(74,272)			(74,557)
Comprehensive income:
Net income					150,306
Other comprehensive income:
Net unrealized gain (loss) on AFS securities						2,183
Reclassification adjustment for (gain) loss relating to AFS securities included in net income						2,254
Reclassification adjustment for (gain) loss on hedging activities included in net income						107
Amortization of prior service cost on defined benefit pension plan						(25)
Net gain (loss) on defined benefit pension plan						210
Amortization of net loss on defined benefit pension plan						268
Total comprehensive income							155,303
Reclassification of shares to mandatorily redeemable capital stock	(1,018)	(101,828)	(17,474)	(1,747,439)			(1,849,267)
Net transfer of shares between Class A and Class B	1,679	167,964	(1,679)	(167,964)			0
Dividends on capital stock (Class A – 4.4%, Class B – 6.5%, Note 14):
Cash payment					(373)		(373)
Stock issued			1,146	114,647	(114,647)		0
BALANCE - DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$208,763	$(2,096)	$2,297,854

[1]	Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (continued)
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE - DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$208,763	$(2,096)	$2,297,854
Proceeds from issuance of capital stock	39	3,913	20,816	2,081,580			2,085,493
Repurchase/redemption of capital stock			(1,165)	(116,533)			(116,533)
Comprehensive income:
Net income					28,439
Other comprehensive income:
Reclassification adjustment for (gain) loss on hedging activities included in net income						21
Amortization of prior service cost on defined benefit pension plan						(26)
Net gain (loss) on defined benefit pension plan						(116)
Amortization of net loss on defined benefit pension plan						205
Total comprehensive income							28,523
Reclassification of shares to mandatorily redeemable capital stock	(2,809)	(280,867)	(16,189)	(1,618,880)			(1,899,747)
Net transfer of shares between Class A and Class B	3,067	306,705	(3,067)	(306,705)			0
Dividends on capital stock (Class A – 2.0%, Class B – 4.7%, Note 14):
Cash payment					(345)		(345)
Stock issued			799	79,935	(79,935)		0
BALANCE - DECEMBER 31, 2008	6,339	633,941	16,064	1,606,394	156,922	(2,012)	2,395,245

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,439	$150,306	$136,463

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(108,207)	42,948	28,375
Concessions on consolidated obligation bonds	22,045	8,797	5,743
Premiums and discounts on investments, net	37	7,611	(8,459)
Premiums, discounts and commitment fees on advances	(26,449)	(49,725)	(57,234)
Discounts on Housing and Community Development advances	(7)	(6)	(6)
Premiums, discounts and deferred loan costs on mortgage loans, net	3,428	533	588
Fair value adjustments on hedged assets or liabilities	30,131	54,783	60,562
Other comprehensive income	200	350	107
Premises, software and equipment	3,629	3,519	3,007
Provision for (reversal of) credit losses on mortgage loans	196	(25)	358
Non-cash interest on mandatorily redeemable capital stock	606	2,091	2,588
Net realized (gain) loss on sale of available-for-sale securities	0	2,254	0
Net realized (gain) loss on sale or call of held-to-maturity securities	10	962	(14)
Loss on other-than-temporarily impaired held-to-maturity securities	4,773	0	0
Net realized (gain) loss on disposals of premises, software and equipment	(15)	285	0
Net realized (gain) loss on retirement of debt	0	0	4,696
Other (gains) losses	(3)	(73)	(75)
Net (gain) loss on trading securities	(44,514)	(18,348)	7,415
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	137,807	(5,526)	(13,030)
(Increase) decrease in accrued interest receivable	58,319	(21,027)	(24,865)
(Increase) decrease in derivative asset - net accrued interest	52,512	(19,495)	(53,963)
(Increase) decrease in other assets	277	321	(510)
Increase (decrease) in accrued interest payable	(67,764)	(15,227)	85,535
(Increase) decrease in derivative liability - net accrued interest	4,640	16,300	(8,416)
Increase (decrease) in Affordable Housing Program liability	(13,650)	5,143	5,505
Increase (decrease) in REFCORP liability	(27,082)	1,695	(3,912)
Increase (decrease) in other liabilities	20,062	669	913
Total adjustments	50,981	18,809	34,908
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	79,420	169,115	171,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(3,562,962)	36,609	24,266
Net (increase) decrease in Federal funds sold	4,766,000	2,904,500	(3,550,000)
Net (increase) decrease in short-term trading securities	(2,241,883)	0	0
Proceeds from maturities of and principal repayments on trading securities	214,469	122,214	2,450
Purchases of trading securities	(926,019)	(1,053,784)	0
Proceeds from sale of available-for-sale securities	193,730	102,377	0
Purchases of available-for-sale securities	(193,730)	0	0
Net (increase) decrease in short-term held-to-maturity securities	5,764,595	(1,238,240)	(889,102)
Proceeds from sale or call of held-to-maturity securities	0	81,092	704
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,082,403	1,283,920	1,359,167
Purchases of long-term held-to-maturity securities	(4,187,027)	(1,202,886)	(1,345,466)
Principal collected on advances	586,006,410	514,729,916	444,820,173
Advances made	(589,136,428)	(518,117,245)	(446,209,623)
Principal collected on mortgage loans held for portfolio	322,207	277,825	276,456
Mortgage loans held for portfolio originated or purchased	(999,625)	(254,696)	(228,969)
Principal collected on other loans made	1,413	1,321	1,236
Proceeds from sale of premises, software and equipment	40	23	0
Purchases of premises, software and equipment	(2,434)	(1,983)	(3,916)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,898,841)	(2,329,037)	(5,742,624)

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	Year ended December 31,
	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$381,469	$281,810	$217,693
Net proceeds from sale of consolidated obligation:
Discount notes	1,030,057,715	865,622,299	824,871,964
Bonds	21,809,352	20,560,658	10,959,499
Payments for maturing and retired consolidated obligation:
Discount notes	(1,023,668,262)	(862,494,431)	(821,606,263)
Bonds	(25,942,059)	(21,761,064)	(8,962,810)
Net increase (decrease) in other borrowings	(5,000)	(5,000)	(5,000)
Proceeds from financing derivatives	130,646	0	0
Net interest payments received (paid) for financing derivatives	(13,010)	0	0
Proceeds from issuance of capital stock	2,085,493	1,893,372	679,026
Payments for repurchase/redemption of capital stock	(116,533)	(74,557)	(31,443)
Payments for repurchase of mandatorily redeemable capital stock	(1,901,694)	(1,861,443)	(550,832)
Cash dividends paid	(345)	(373)	(354)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,817,772	2,161,271	5,571,480
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,649)	1,349	227
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	1,724	375	148
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$75	$1,724	$375

Supplemental disclosures:
Interest paid	$1,774,064	$2,487,583	$2,043,813

Affordable Housing Program payments	$17,246	$12,585	$10,819

REFCORP payments	$34,192	$35,881	$38,030

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2008, 2007 and 2006

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

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (Recovery Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Agency ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized and are able to raise funds in the capital markets. Also, the Finance Agency establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank is operated as a separate entity and has its own management, employees and board of directors. The FHLBanks do not have any special purpose entities or any other type of off-balance sheet conduits. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined financial report of the 12 FHLBanks.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements under accounting standards generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

Interest-Bearing Deposits and Federal Funds Sold: These investments provide short-term liquidity and are carried at cost.

Investment Securities: The FHLBank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value. The FHLBank records changes in the fair value of these investments through other income (loss). While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. For asset/liability management purposes, all non-mortgage-backed securities issued by government-sponsored enterprises (GSE) that are currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

The FHLBank also classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.

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

The FHLBank computes the amortization of premiums and accretion of discounts on mortgage-backed securities using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time the FHLBank receives a principal repayment or changes the estimated remaining cash flows as if the actual principal repayments and new estimated cash flows had been known since the original acquisition dates of the securities. The FHLBank uses the Public Securities Association (PSA) prepayment measurement assumptions and Constant Prepayment Rates (CPR) obtained from Bloomberg (broker median) to estimate future cash flows. The FHLBank computes the amortization of premiums and accretion of discounts on other investments using the level-yield method to the contractual maturities of the securities.

Gains and losses on the sales of investment securities are computed using the specific identification method and are included in other income (loss). Sales of investment securities under agreements to repurchase the same, or substantially the same, instruments are treated as collateralized borrowings.

The FHLBank evaluates its individual investment securities holdings for other-than-temporary impairment on at least a quarterly basis. The FHLBank will conclude that a loss is other-than-temporary if it is probable that the FHLBank will not receive all of the investment security’s contractual cash flows. As part of this analysis, the FHLBank must assess its intent and ability to hold a security until recovery of any unrealized losses. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities, the FHLBank’s management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value (LTV) ratios, delinquency and foreclosure rates, geographic concentrations and the security’s performance. If the FHLBank determines that an other-than-temporary impairment exists, the investment security is written down to fair value (its new cost basis), any premiums or discounts related to the investment security are written off, and a realized loss is recognized in other income (loss). A new accretable, or effective, yield is calculated and utilized to accrete the discount on a prospective basis over the remaining life of the investment security based on the amount and timing of future expected cash flows.

When there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a “Loss on impaired held-to-maturity securities” and presented in the other income (loss) section of the Statements of Income. The FHLBank recognized an other-than-temporary impairment loss of $4,773,000 in the year ended December 31, 2008 related to private-issue mortgage-backed securities (MBS) in its held-to-maturity portfolio. The FHLBank did not experience any other-than-temporary impairment in the value of investments during 2007 or 2006.

Advances: The FHLBank presents advances net of unearned commitment fees, premiums, discounts and fair value basis adjustments. The FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned. In accordance with the Federal Home Loan Bank Act of 1932 (Bank Act), as amended, and as more fully discussed in Note 7, the FHLBank obtains sufficient collateral on advances to protect it from losses. The Bank Act limits collateral on advances to certain investment securities, residential mortgage loans, deposits with the FHLBank and other real estate-related assets. However, community financial institutions (CFI) (redefined by the Recovery Act to also include community development activities) are able to utilize expanded statutory collateral rules. The FHLBank has not experienced any losses on advances since its inception. Because of the collateral pledged as security on the advances and prior repayment history, FHLBank management deems it unnecessary to establish an allowance for credit losses on advances.

Commitment Fees: Commitment fees for letters of credit are recorded as deferred credits when received and amortized over the terms of the letters of credit using a straight-line method. The FHLBank believes the likelihood of standby letters of credit being drawn upon is remote based upon past experience.

In 2007, the FHLBank began offering a standby credit facility (SCF) product. The structure of each SCF is reviewed to determine the proper accounting for the commitment fee. Depending on the likelihood of the commitment being exercised, the fee received is accounted for as follows:
▪
If remote, the commitment fee is recognized over the commitment period on a straight-line basis and reported as “Service fees” in other income (loss). If the commitment is later exercised and an advance issued, the remaining unamortized commitment fee is reclassified and treated as a basis adjustment of the advance and recognized over the life of the advance as an adjustment to yield.

▪
If other than remote, the commitment fee is deferred. If the commitment is subsequently exercised, the fee will be recognized over the life of the advance as an adjustment to yield. If the commitment expires unexercised, the commitment fee is recognized in service fee income upon expiration of the commitment.

Prepayment Fees: The FHLBank charges prepayment fees to its members when certain advances are repaid before their original maturities. The FHLBank records prepayment fees net of hedging fair value basis adjustments included in the book basis of the advance, as “Prepayment fees on terminated advances” in the interest income section of its Statements of Income.

In cases where new advances are issued concurrent with advances terminating or within a short period after termination, the FHLBank evaluates whether new advances meet the accounting criteria to qualify as a modification of an existing advance or as a new advance in accordance with Emerging Issues Task Force (EITF) Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases – an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17 (herein referred to as “SFAS 91”). This is accomplished by comparing the advance terms and comparing present value calculations of the cash flows under the terms of the new advance and under the terms of the original advance. If the new advance qualifies as a modification, the net prepayment fee received on the prepaid advance is deferred as a discount and included in the basis of the modified advance. The basis adjustment is amortized over the life of the modified advance to advance interest income. If the modified advance is hedged, the fair value gains or losses of the advance and the prepayment fees are included in the carrying amount of the modified advance, and prior gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. Modified hedged advances are marked to fair value after the modification, and subsequent fair value changes are recorded in “Net gain (loss) on derivatives and hedging activities” in other income (loss). The basis adjustment amortization amounted to a net increase (decrease) to net interest income of $458,000, $742,000 and $950,000 during 2008, 2007 and 2006, respectively. The net prepayment fees are recorded as “Prepayment fees on terminated advances” in the interest income section of the Statements of Income if it is determined the advance should be treated as a new advance and not a modification of the existing advance.

Mortgage Loans Held for Portfolio: The FHLBank participates in the MPF Program under which the FHLBank invests in government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) loans and conventional residential mortgage loans, which are funded by the FHLBank through, or purchased from, its participating members, also referred to as Participating Financial Institutions (PFI). For one of the FHLBank’s MPF products, a member originates mortgage loans as an agent for the FHLBank and the loans are funded directly by the FHLBank. This process is commonly referred to as table funding. For all other MPF products, a member sells closed loans to the FHLBank. The FHLBank manages the liquidity, interest rate and options risks of the loans. Dependent upon the member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank and the member share in the credit risk of the loans with the FHLBank assuming the first loss obligation limited by the First Loss Account (FLA) for each pool of mortgage loans sold by the member, and the member assuming mortgage loan losses in excess of the FLA up to the amount of the member’s credit enhancement obligation as specified in the master agreement for each pool of mortgage loans purchased from the member. Any losses in excess of the FLA and the credit enhancement obligation on each pool of mortgage loans purchased from or originated through a participating member are the responsibility of the FHLBank.

The FHLBank classifies MPF Program loans as held for investment and, accordingly, reports them at their principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees associated with table funded loans, hedging adjustments and unrealized gains and losses from mortgage purchase commitments.

The FHLBank defers and amortizes/accretes mortgage loan origination fees (agent fees) and premiums/discounts paid to and received from FHLBank members as interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for actual prepayments, to apply the interest method. The contractual method does not utilize estimates of future prepayments of principal.

The FHLBank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. The FHLBank also records non-origination fees received from FHLBank members, such as delivery commitment extension fees and pair off fees as part of the mark-to-market on derivatives to which they relate or as part of the loan basis, as applicable. Delivery commitment extension fees are received when the PFI requires an extension of the delivery commitment on an MPF loan beyond the original stated maturity date. These fees compensate the FHLBank for interest lost as a result of the late funding of the loan and represent the member purchasing a derivative from the FHLBank. Pair off fees are received from the PFI when the sum of the principal amount of the mortgages funded under a delivery commitment is less than 95 percent (i.e., under-delivery) or greater than 105 percent (i.e., over-delivery) of the delivery commitment amount. These fees compensate the FHLBank for hedge costs associated with the under-delivery or over-delivery, respectively. To the extent that pair off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as part of the loan basis.

The FHLBank places a conventional mortgage loan on non-accrual status when the collection of the contractual principal or interest from the borrower is 90 days or more past due. However, there may be exceptions, such as when a loan is well-secured and in the process of collection (e.g., through credit enhancements), or when the FHLBank’s agreement with a PFI includes monthly settlement on a schedule/scheduled basis. Monthly settlement on a schedule/scheduled basis means that the PFI is obligated to remit the contractual mortgage payments on mortgage loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagor. When a conventional mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal. A government-insured loan is not placed on non-accrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligation of the loan servicer.

Real estate owned (REO) includes assets that have been received in satisfaction of debt or as a result of actual foreclosures and in-substance foreclosures. REO is initially recorded (and subsequently carried at the lower of cost or fair value less estimated selling costs) as other assets in the Statements of Condition. Fair value is defined as the amount that a willing seller could expect from a willing buyer in an arm’s-length transaction. If the fair value of the real estate owned is less than the recorded investment in the MPF loan at the date of transfer, the FHLBank recognizes a charge-off to the allowance for loan losses. Subsequent realized gains and realized or unrealized losses on REO are included in other income (loss).

The FHLBank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses inherent within the FHLBank’s conventional mortgage loan portfolio as of the Statement of Condition date. Within the FHLBank’s calculation of its allowance for credit losses on mortgage loans, actual losses greater than the FLA for each pool of mortgage loans purchased from a member are offset by the member’s credit enhancement obligation for the pool of loans. The FHLBank performs periodic reviews of its portfolio to identify the inherent losses within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past and current performance, the amounts and timing of future cash flows, loan portfolio characteristics (e.g., loan-to-value ratios, debt-to-income ratios and FICO scores for individual loans), collateral valuations, industry data and prevailing economic conditions. The FHLBank has participated in the MPF Program since 2000 with limited historical loss data for its pool of mortgages. The FHLBank has utilized loss history of loan pools at other financial institutions with similar characteristics to determine a reasonable basis for its credit loss allowance. In the event the FHLBank generates a calculated loan loss in excess of the FLA for a master agreement, the FHLBank nets the PFI’s credit enhancement obligation against the calculated reserve to arrive at its share of the anticipated losses. All PFI credit enhancement obligations are fully collateralized with assets allowed by the FHLBank’s Member Products Policy. As a result of this analysis, the FHLBank recorded an allowance for credit losses of $884,000 and $844,000 as of December 31, 2008 and 2007, respectively. No specific allocation of the allowance for credit losses is assigned to loans considered impaired, because there were no impaired loans as of December 31, 2008 and 2007.

MPF Credit Enhancement. The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the credit enhancement is determined so that any losses in excess of the credit enhancement for each pool of mortgage loans purchased approximate those experienced by an investor in a AA-rated mortgage-backed security (MBS). The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. The required credit enhancement obligation amount may vary depending on the various product alternatives selected by the participating member. The credit enhancement obligation of each member must be fully collateralized with assets allowed by FHLBank policy. If a loss exceeds the FLA under the performance-based credit enhancement (CE) fee for products (certain MPF products have guaranteed CEs) where the FHLBank could put back a loss incurred in the FLA to the PFI, the FHLBank would withhold future monthly CE fee payments to the PFI until the FLA loss amount is recovered. In such situations, however, the FHLBank is always at risk that future CE fee payments to the PFI on the applicable pool of loans could be insufficient to cover the amount of the FHLBank’s FLA loss. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid.

Premises, Software and Equipment: These assets are stated at cost less accumulated depreciation and amortization of $14,092,000 and $10,661,000 as of December 31, 2008 and 2007, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized and ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $3,629,000, $3,519,000 and $3,007,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Gains and losses on disposals are included in other income (loss). The net realized gain (loss) on disposal of premises, software and equipment was $15,000, $(285,000) and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.

Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (herein referred to as “SOP 98-1”). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2008 and 2007, the FHLBank had $5,583,000 and $6,138,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. Amortization of computer software costs charged to expense was $2,212,000, $2,182,000 and $1,953,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivatives: Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (herein referred to as “SFAS 133”). Accordingly, all derivatives are recognized on the Statements of Condition at their fair value. Due to the application of FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (herein referred to as “FSP FIN 39-1), derivative assets and liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties. (See Note 2 – Recently Issued Accounting Standards and Interpretations and Changes in and Adoptions of Accounting Principles for more information on the effect of adopting FSP FIN 39-1.)

In accordance with SFAS 133, each derivative is designated as one of the following:
▪	a hedge of the fair value of (a) a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge);
▪	a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);
▪	a non-qualifying hedge of an asset or liability (“economic” hedge) for asset/liability management purposes; or
▪	a non-qualifying hedge of another derivative (an “intermediary” hedge) that is offered as a product to members.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as an adjustment to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. Changes in the fair value of an economic or intermediary hedge are recorded in current-period earnings. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income (loss). Therefore, both the net interest on the stand-alone derivative and the fair value changes are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

The FHLBank records derivatives on trade date, but records associated advances or consolidated obligation bonds on settlement date. The FHLBank considers hedges of committed advances and consolidated obligation bonds eligible for the shortcut method of hedge accounting under SFAS 133 so long as settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument, the fair value of the swap is zero on the date the FHLBank commits to issue the hedged item and the transaction meets all of the other criteria for shortcut hedge accounting specified in paragraph 68 of SFAS 133. The impact of this accounting policy is that both changes in fair value of the derivative and the hedged item are recorded starting on the date that the FHLBank commits to enter into the transaction. The FHLBank has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention, for consolidated obligation bonds. These market settlement conventions are the shortest period possible for each type of advance or consolidated obligation from the time the instruments are committed to the time they settle.

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

Concessions on Consolidated Obligations: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using a level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to the FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of the FHLBank. Unamortized concessions were $14,442,000 and $22,934,000 at December 31, 2008 and 2007, respectively, and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $22,045,000, $8,797,000 and $5,743,000 in 2008, 2007 and 2006, respectively. Concessions on discount notes totaled $4,869,000, $1,816,000, and $1,533,000 in 2008, 2007 and 2006, respectively.

Discounts and Premiums on Consolidated Obligations: The discounts on consolidated obligation discount notes are accreted to expense on the straight-line method throughout the terms of the related notes because of their short-term nature. During 2008, the average term of the FHLBank’s discount notes was less than six months. The discounts and premiums on consolidated obligation bonds, including zero coupon bonds, are accreted or amortized to expense over the contractual terms of the bond issues using a level-yield methodology.

Mandatorily Redeemable Capital Stock: In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (herein referred to as “SFAS 150”), the FHLBank reclassifies all stock subject to redemption from equity to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from equity to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank will be reflected as financing cash outflows in the Statements of Cash Flows once settled. If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Finance Agency/Finance Board Expenses: The FHLBank funded its share of the costs of operating the Finance Board and funds a portion of the costs of operating the Finance Agency since it was created on July 30, 2008. The Finance Board allocated its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total regulatory capital stock plus retained earnings for the 12 FHLBanks through July 29, 2008. The Finance Agency’s expenses and working capital fund are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank must pay an amount equal to one-half of its annual assessment twice each year.

Office of Finance Expenses: The Office of Finance allocates its operating and capital expenditures based on a formula that considers each FHLBank’s percentage of: (1) total capital stock for the 12 FHLBanks; (2) consolidated obligations issued; and (3) consolidated obligations outstanding.

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

Resolution Funding Corporation (REFCORP) Assessments: Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it is required to make quarterly payments to REFCORP to pay toward interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 13 for more information.

Estimated Fair Values: Many of the FHLBank’s financial instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, the FHLBank has used significant estimates and present value calculations for the purpose of disclosing estimated fair values. All estimated fair values, regardless of re-pricing or maturity, were derived from pricing services or determined by calculating the present values of the expected future cash flows based on market observable inputs. The estimated fair values of the FHLBank’s financial instruments and related assumptions are detailed in Note 16.

Cash Flows: For purposes of the Statements of Cash Flows, the FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

Reclassifications: During 2008, on a retrospective basis, the FHLBank reclassified it investments in certificates of deposit and bank notes, previously reported as interest-bearing deposits, as held-to-maturity securities on the Statements of Condition and Statements of Income based on the definition of a security under SFAS 115. The financial instruments reclassified were classified as held-to-maturity securities based on the FHLBank’s history of holding them to maturity. This reclassification had no effect on total assets, net interest income or net income. Certain other amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentations. Such reclassifications have no impact on net income or capital.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Issuance of SFAS 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBank), with early application allowed. The FHLBank has determined that the adoption of SFAS 161 will result in increased financial statement disclosures but will have no impact on the FHLBank’s financial condition, results of operations or cash flows. The FHLBank has chosen to adopt SFAS 161 on January 1, 2009.

Issuance of SFAS 162: In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (herein referred to as “SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Any effect of applying the provisions of the statement shall be reported as a change in accounting principle in accordance with SFAS No. 154, Accounting Changes and Error Corrections (herein referred to as “SFAS 154”). SFAS 162 was effective November 15, 2008. The adoption of this statement did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of FSP FAS 133-1 and FIN 45-4: In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (herein referred to as “FSP FIN 133-1 and FIN 45-4”). FSP FIN 133-1 and FIN 45-4 amended SFAS 133 and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (herein referred to as “FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an FHLBank measures risk. While the FHLBank does not currently enter into credit derivatives, it does have guarantees, including FHLBank joint and several liability on consolidated obligations with the other 11 FHLBanks and letters of credit issued on behalf of our members. The adoption of FSP FAS 133-1 and FIN 45-4 resulted in increased financial statement disclosures but did not have any impact on the FHLBank’s financial condition, results of operations or cash flows. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 are effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the FHLBank). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the FHLBank).

Issuance of FSP FAS 157-3: In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (herein referred to as “FSP FAS 157-3”), which clarifies the application of SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include:
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

FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. While revisions resulting from a change in the valuation technique or its application shall be accounted for as a change in accounting estimate consistent with SFAS 154, the related disclosure provisions for this change in accounting estimate would not be required. The FHLBank’s adoption of FSP FAS 157-3 did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of FSP EITF 99-20-1: In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (herein referred to as “FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align the impairment model in EITF 99-20 with the impairment model in SFAS 115 resulting in a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, and other guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008 (December 31, 2008 for the FHLBank). Retrospective application to a prior interim or annual period is not permitted. The FHLBank’s adoption of FSP EITF 99-20-1 did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Issuance of FSP FAS 107-1 and APB 28-1: In March 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (herein referred to as “FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) and APB Opinion No. 28, Interim Financial Reporting, to require entities to disclose the fair value of all financial instruments within the scope of SFAS 107 in all interim financial statements. FSP FAS 107-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 is effective for interim reporting periods ending after March 15, 2009. In periods after initial adoption, FSP FAS 107-1 requires comparative disclosures only for periods ending subsequent to initial adoption. The adoption of FSP FAS 107-1 did not have any impact on the FHLBank’s financial condition, results of operations or cash flows. The FHLBank will provide the additional interim disclosures required by FSP FAS 107-1 beginning with its Form 10-Q for the quarterly period ending March 31, 2009.

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

Adoption of FSP FIN 39-1: The FHLBank adopted FSP FIN 39-1 on January 1, 2008. FSP FIN 39-1 permits the FHLBank to offset fair value amounts recognized for cash collateral receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under master netting agreements in accordance with paragraph 10 of FIN 39. The FHLBank has elected to implement FSP FIN 39-1 and change its accounting policy to offset fair value amounts recognized for cash collateral receivable and payable against the derivative instruments’ fair values. The adoption of this standard at its effective date did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows. However, the FHLBank is required to recognize the effects of applying FIN 39-1 as a change in accounting principle through retrospective application to all financial statements presented. The prior period amounts reported on the Statements of Condition for interest-bearing deposits, derivative assets, total assets, deposits – interest-bearing other, derivative liabilities, total liabilities, total capital and total liabilities and capital have been revised to reflect the collateral netting process.

Change in Accounting Principle: Effective January 1, 2008, the FHLBank changed its method of amortizing/accreting mortgage loan origination fees (agent fees) and premiums/discounts under SFAS 91. Previously, amortization/accretion of origination fees and premiums/discounts was computed using the estimated life method with retrospective adjustment. Under this method, the income effects of loan origination fees, premiums and discounts were recognized using the interest method over the estimated lives of the assets, which required a retrospective adjustment of the effective yield each time the FHLBank changed its estimate of the loan life, based on actual prepayments received and changes in expected future prepayments. Under the estimated life method, the net investment in the loans was adjusted as if the new estimate had been known since the original acquisition of the mortgage loan. On January 1, 2008, the FHLBank began amortizing/accreting loan origination fees and premiums/discounts using the contractual method. The contractual method does not utilize estimates of future prepayments of principal. While both methods are acceptable under GAAP, the FHLBank believes that the contractual method is preferable to the estimated life method because, under the contractual method, the income effects of loan origination costs, premiums and discounts are recognized in a manner that is reflective of the actual behavior of the mortgage loans during the period in which the behavior occurs while also reflecting the contractual terms of the assets without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

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

The impact of the change in amortization/accretion method and adoption of FSP FIN 39-1 on the December 31, 2007 Statement of Condition is summarized in the following table (in thousands):

	December 31, 2007 As Originally Reported[1]	December 31, 2007 As Adjusted	December 31, 2007 Impact of Change
ASSETS
Interest-bearing deposits	$30,850	$10	$(30,840)
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans	2,349,367	2,352,301	2,934
Accrued interest receivable	197,114	197,016	(98)
Derivative assets	137,251	77,611	(59,640)
TOTAL ASSETS	$55,392,216	$55,304,572	$(87,644)

LIABILITIES
Deposits - interest-bearing other	$59,400	$0	$(59,400)
Accrued interest payable	321,516	321,276	(240)
Affordable Housing Program	41,118	41,357	239
Payable to Resolution Funding Corp. (REFCORP)	10,528	11,067	539
Derivative liabilities	139,321	108,383	(30,938)
TOTAL LIABILITIES	53,096,518	53,006,718	(89,800)

CAPITAL
Retained earnings	206,607	208,763	2,156
TOTAL CAPITAL	2,295,698	2,297,854	2,156
TOTAL LIABILITIES AND CAPITAL	$55,392,216	$55,304,572	$(87,644)

1         Originally reported prior period amounts have already been adjusted for any reclassifications.

The impact of the change in amortization/accretion method on the Statement of Income for the year ended December 31, 2007 is summarized in the following table (in thousands):

	December 31, 2007 As Originally Reported	December 31, 2007 As Adjusted	December 31, 2007 Impact of Change
INTEREST INCOME
Mortgage loans held for portfolio	$121,691	$122,281	$590
INCOME BEFORE ASSESSMENTS	204,226	204,816	590
Affordable Housing Program	16,886	16,934	48
REFCORP	37,468	37,576	108
NET INCOME	$149,872	$150,306	$434

The impact of the change in amortization/accretion method on the Statement of Income for the year ended December 31, 2006 is summarized in the following table (in thousands):

	December 31, 2006 As Originally Reported	December 31, 2006 As Adjusted	December 31, 2006 Impact of Change
INTEREST INCOME
Mortgage loans held for portfolio	$122,368	$122,961	$593
INCOME BEFORE ASSESSMENTS	185,448	186,041	593
Affordable Housing Program	15,411	15,460	49
REFCORP	34,009	34,118	109
NET INCOME	$136,028	$136,463	$435

The impact of the change in amortization/accretion method on the Statement of Cash Flows for the year ended December 31, 2007 is summarized in the following table (in thousands):

	December 31, 2007 As Originally Reported[1]	December 31, 2007 As Adjusted	December 31, 2007 Impact of Change
Net income	$149,872	$150,306	$434
Premiums, discounts and deferred loan costs on mortgage loans, net	1,123	533	(590)
Increase (decrease) in Affordable Housing Program liability	5,095	5,143	48
Increase (decrease) in REFCORP liability	1,587	1,695	108
Total adjustments	19,243	18,809	(434)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$169,115	$169,115	$0

1         Originally reported prior period amounts have already been adjusted for any reclassifications.

The impact of the change in amortization/accretion method on the Statement of Cash Flows for the year ended December 31, 2006 is summarized in the following table (in thousands):

	December 31, 2006 As Originally Reported[1]	December 31, 2006 As Adjusted	December 31, 2006 Impact of Change
Net income	$136,028	$136,463	$435
Premiums, discounts and deferred loan costs on mortgage loans, net	1,181	588	(593)
Increase (decrease) in Affordable Housing Program liability	5,456	5,505	49
Increase (decrease) in REFCORP liability	(4,021)	(3,912)	109
Total adjustments	35,343	34,908	(435)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$171,371	$171,371	$0

1         Originally reported prior period amounts have already been adjusted for any reclassifications.

NOTE 3 – CASH AND DUE FROM BANKS

Balances represent non-interest bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $36,000 and $10,000 of average reserve deposits with the FRB as of December 31, 2008 and 2007, respectively.

Although the FHLBanks are not eligible institutions to receive interest from an FRB, beginning on October 9, 2008, the FRB began paying interest to FHLBanks that act as pass-through correspondents for eligible institutions. Accordingly, cash balances in excess of the pass-through correspondent deposits and earning interest as of December 31, 2008 are recorded as Interest-bearing deposits on the FHLBank’s Statements of Condition.

NOTE 4 – TRADING SECURITIES

Major Security Types: Trading securities as of December 31, 2008 and 2007 are summarized in the following table (in thousands):

	Estimated Fair Values
	2008	2007
Certificates of deposit	$1,571,449	$0
Commercial paper	673,435	0
FHLBank[1] obligations	316,618	213,046
Fannie Mae[2] obligations	403,027	110,457
Freddie Mac[2] obligations	1,009,074	520,252
Subtotal	3,973,603	843,755
Mortgage-backed securities:
Fannie Mae[2]	399,863	477,692
Freddie Mac[2]	277,278	330,044
Ginnie Mae[3]	1,956	2,552
Mortgage-backed securities	679,097	810,288
TOTAL	$4,652,700	$1,654,043

1	See Note 19 for transactions with other FHLBanks.
2
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are GSE. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.

3	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of December 31, 2008 and 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008	2007
Due in one year or less	$2,244,884	$99,781
Due after one year through five years	446,071	371,976
Due after five years through 10 years	1,282,648	371,998
Due after 10 years	0	0
Subtotal	3,973,603	843,755
Mortgage-backed securities	679,097	810,288
TOTAL	$4,652,700	$1,654,043

For securities held as of December 31, 2008, the unrealized net gain (loss) on trading securities during the years ended December 31, 2008, 2007 and 2006 included a net gain (loss) of $44,295,000, $16,809,000 and $(5,863,000), respectively.

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Gains and Losses: As described in Note 17, during the year ended December 31, 2008, the FHLBank was required to purchase several state housing finance agency (HFA) bonds under standby bond purchase agreements (SBPA). In accordance with the SBPAs, the FHLBank purchased and resold the bonds at par value; therefore, no gains (losses) were recorded in other comprehensive income on the purchase and subsequent sale of these bonds. Net losses were realized on the sale of available-for-sale securities during the year ended December 31, 2007 and are included in other income (loss). There were no sales of available-for-sale securities during 2006. Following are details of the 2008 and 2007 sales (in thousands):

	2008	2007
Total proceeds	$193,730	$102,377

Gross gains	$0	$0
Gross losses	0	(2,254)
NET LOSS	$0	$(2,254)

NOTE 6 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of December 31, 2008 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Certificates of deposit	$760,000	$985	$0	$760,985
Commercial paper	737,271	1,496	0	738,767
State or local housing agency obligations	155,247	701	561	155,387
Subtotal	1,652,518	3,182	561	1,655,139
Mortgage-backed securities:
Fannie Mae[1]	3,354,012	4,566	107,773	3,250,805
Freddie Mac[1]	3,388,254	7,831	109,019	3,287,066
Ginnie Mae[2]	37,663	1,496	278	38,881
Other[3]	2,618,450	813	396,562	2,222,701
Mortgage-backed securities	9,398,379	14,706	613,632	8,799,453
TOTAL	$11,050,897	$17,888	$614,193	$10,454,592

Held-to-maturity securities as of December 31, 2007 are summarized in the following table (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Certificates of deposit	$6,122,007	$0	$0	$6,122,007
Commercial paper	1,143,067	0	0	1,143,067
State or local housing agency obligations	191,170	1,646	112	192,704
Subtotal	7,456,244	1,646	112	7,457,778
Mortgage-backed securities:
Fannie Mae[1]	1,579,409	2,671	19,527	1,562,553
Freddie Mac[1]	1,638,400	6,112	16,966	1,627,546
Ginnie Mae[2]	44,033	735	3	44,765
Other[3]	2,993,312	2,448	51,991	2,943,769
Mortgage-backed securities	6,255,154	11,966	88,487	6,178,633
TOTAL	$13,711,398	$13,612	$88,599	$13,636,411

1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Primarily consists of private-label mortgage-backed securities. 2008 amortized cost reflects the write-down of securities deemed other-than-temporarily impaired.

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses
State or local housing agency obligations	$37,170	$554	$1,363	$7	$38,533	$561
Subtotal	37,170	554	1,363	7	38,533	561
Mortgage-backed securities:
Fannie Mae[1]	2,005,650	65,252	875,306	42,521	2,880,956	107,773
Freddie Mac[1]	2,050,859	65,383	853,049	43,636	2,903,908	109,019
Ginnie Mae[2]	9,726	278	0	0	9,726	278
Other[3]	1,109,510	171,665	1,064,388	224,897	2,173,898	396,562
Mortgage-backed securities	5,175,745	302,578	2,792,743	311,054	7,968,488	613,632
TOTAL TEMPORARILY IMPAIRED SECURITIES	$5,212,915	$303,132	$2,794,106	$311,061	$8,007,021	$614,193

The following table summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses	Estimated Fair Values	Unrealized Losses
State or local housing agency obligations	$499	$2	$6,429	$110	$6,928	$112
Subtotal	499	2	6,429	110	6,928	112
Mortgage-backed securities:
Fannie Mae[1]	1,033,655	8,962	235,468	10,565	1,269,123	19,527
Freddie Mac[1]	1,009,711	11,321	231,838	5,645	1,241,549	16,966
Ginnie Mae[2]	1,157	3	0	0	1,157	3
Other[3]	726,818	11,547	1,770,037	40,444	2,496,855	51,991
Mortgage-backed securities	2,771,341	31,833	2,237,343	56,654	5,008,684	88,487
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,771,840	$31,835	$2,243,772	$56,764	$5,015,612	$88,599

1	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
2	Ginnie Mae securities are guaranteed by the U.S. government
3	Primarily consists of private-label mortgage-backed securities.

Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment security holdings for other-than-temporary impairment on at least a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. As part of this process, the FHLBank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the FHLBank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency MBS; the underlying type of collateral; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO credit scores, delinquency rates and the security’s performance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the FHLBank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by estimating projected cash flows based on the structure of the security and certain assumptions, such as prepayment speeds, default rates and loss severity, to determine whether the FHLBank expects to receive all of the contractual cash flows on the securities. As a result of these evaluations, the FHLBank recognized other-than-temporary impairment losses of $4,773,000 for the year ended December 31, 2008 related to seven private-label MBS in the held-to-maturity portfolio. This other-than-temporary impairment loss is reported as “Loss on other-than-temporarily impaired held-to-maturity securities” in the other income (loss) section of the Statements of Income. These securities had a total amortized cost of $7,991,000 before impairment and a total fair value of $3,218,000 at the time of impairment, December 31, 2008.

The remainder of the FHLBank’s held-to-maturity securities portfolio that has not been designated as other-than-temporarily impaired has experienced significant unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets during 2008. However, the decline is considered temporary as the FHLBank has the intent and ability to hold these investments to maturity and based on estimated projected cash flows, expects to collect all contractual principal and interest. The ability and intent of the FHLBank is demonstrated by the fact that the FHLBank is well capitalized, has sufficient liquidity and has no need to sell these securities, nor has the FHLBank entered into any contractual constraints that would impact such intent and ability.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of December 31, 2008 and 2007 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008		2007
	Amortized Cost	Estimated Fair Values	Amortized Cost	Estimated Fair Values
Due in one year or less	$1,507,271	$1,510,033	$7,265,074	$7,265,074
Due after one year through five years	120	123	10,305	10,840
Due after five years through 10 years	1,320	1,339	2,600	2,620
Due after 10 years	143,807	143,644	178,265	179,244
Subtotal	1,652,518	1,655,139	7,456,244	7,457,778
Mortgage-backed securities	9,398,379	8,799,453	6,255,154	6,178,633
TOTAL	$11,050,897	$10,454,592	$13,711,398	$13,636,411

The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $16,504,000 and $12,716,000 as of December 31, 2008 and 2007, respectively. Other investments included net discounts of $2,728,000 and $6,926,000 as of December 31, 2008 and 2007, respectively.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$1,416,333	$7,359,679
Variable rate	236,185	96,565
Subtotal	1,652,518	7,456,244

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	923	1,269
Variable rate	9,666	17,119
Collateralized mortgage obligations:
Fixed rate	2,793,227	3,179,470
Variable rate	6,594,563	3,057,296
Subtotal	9,398,379	6,255,154
TOTAL	$11,050,897	$13,711,398
Gains and Losses: Net gains (losses) were realized on the sale or call of long-term securities during the years ended December 31, 2007 and 2006 and are included in other income (loss). In 2007, all securities sold had paid down below 15 percent of the principal outstanding at acquisition. In 2006, two held-to-maturity securities were called by the issuers. Following are details of the 2007 and 2006 sales and calls (in thousands):

	2007	2006
Total proceeds	$81,092	$704

Gross gains	$378	$14
Gross losses	(1,340)	0
NET GAIN (LOSS)	$(962)	$14

In 2008, a short-term security (original maturity of three months or less) was sold to bring the FHLBank in compliance with its unsecured investment limitation for an unsecured counterparty. A net loss was realized on the sale of the security and is included in other income. Proceeds from the sale are included in net (increase) decrease in short-term held-to-maturity securities on the Statements of Cash Flows. Following are details of the sale (in thousands):

2008
Total proceeds	$59,604

Gross gains	$0
Gross losses	(10)
NET LOSS	$(10)

NOTE 7 – ADVANCES

Redemption Terms: As of December 31, 2008 and 2007, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.64 percent at both year ends as summarized in the following table (in thousands):

	December 31, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$18,047,311	1.36%	$16,252,321	4.70%
Due after one year through two years	3,443,180	4.24	2,867,691	4.79
Due after two years through three years	1,788,559	3.94	2,469,243	5.22
Due after three years through four years	1,066,763	4.03	1,068,415	4.92
Due after four years through five years	1,460,101	3.51	821,707	4.56
Thereafter	9,178,873	2.84	8,374,402	4.66
Total par value	34,984,787	2.34%	31,853,779	4.74%
Discounts on HCD advances	(37)		(45)
Premiums on other advances	52		89
Discounts on other advances	(13,812)		(39,710)
SFAS 133 fair value adjustments	848,684		243,026
TOTAL	$35,819,674		$32,057,139

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2008 and 2007, include callable advances totaling $6,395,434,000 and $6,003,155,000, respectively. Of these callable advances, there were $6,324,845,000 and $5,984,368,000 of variable rate advances as of December 31, 2008 and 2007, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	2008	2007
Due in one year or less	$23,371,131	$21,237,585
Due after one year through two years	2,903,380	2,664,563
Due after two years through three years	1,507,000	2,341,743
Due after three years through four years	956,320	1,037,401
Due after four years through five years	1,438,854	700,765
Thereafter	4,808,102	3,871,722
TOTAL PAR VALUE	$34,984,787	$31,853,779

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of December 31, 2008 and 2007, included convertible advances totaling $5,759,422,000 and $4,843,833,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	2008	2007
Due in one year or less	$22,092,269	$20,290,004
Due after one year through two years	3,179,739	2,808,991
Due after two years through three years	1,597,048	1,954,002
Due after three years through four years	684,963	573,190
Due after four years through five years	1,459,026	391,907
Thereafter	5,971,742	5,835,685
TOTAL PAR VALUE	$34,984,787	$31,853,779

Security Terms: The FHLBank lends to members and approved housing associates involved in housing finance within the Tenth District, which comprises the states of Colorado, Kansas, Nebraska and Oklahoma. Advances are made in accordance with federal statutes, including the Bank Act as amended. The FHLBank is required by statute to obtain security interests in sufficient collateral on advances to protect against losses and to accept as collateral on such advances only U.S. government or government agency securities, residential mortgage loans and securities backed by such, cash, deposits in the FHLBank and other real estate-related assets. As provided in the Bank Act, a borrowing member’s investment in the capital stock of the FHLBank is pledged as additional collateral on the member’s advances. CFIs are defined in the Recovery Act as those institutions that have, as of the date of the transaction at issue, less than $1,000,000,000 in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). CFIs are eligible under expanded statutory collateral rules to pledge as collateral for advances small-business, small-farm and small-agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. The Recovery Act also adds secured loans for “community development activities” as a permitted purpose, and as eligible collateral, for advances to CFIs. As of December 31, 2008 and 2007, the FHLBank had security interests in collateral with an estimated value in excess of outstanding advances.

All advances outstanding as of December 31, 2008 and 2007, were collateralized by the above types of collateral pursuant to written security agreements. Based on the financial condition of a member that has advances outstanding, the FHLBank allows two options: (1) members can physically retain collateral assigned to the FHLBank provided they execute written security agreements and agree to hold such collateral for the benefit of the FHLBank; or (2) members can specifically assign or physically place such collateral with the FHLBank or its safekeeping agent.

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

Credit Risk: While the FHLBank has never experienced a credit loss on an advance to a member, the expanded statutory collateral rules for CFIs provide the potential for additional credit risk for the FHLBank. FHLBank management has policies and procedures in place to appropriately manage the potential for additional credit risk from CFI collateral. To the extent that the expanded eligible collateral for CFIs generally includes higher risk loans and advances to non-member housing associates are made at similar terms to members but without capital stock as collateral, it results in the potential for an increase in the credit risk to the FHLBank. The increased credit risk from CFIs’ and housing associates’ collateral is mitigated by the FHLBank through higher haircuts (lower lending values) on such collateral. Additionally, all non-member borrowers, including housing associates, are placed in possession-collateral status and are required to deliver eligible collateral to the FHLBank in an amount that provides a collateral coverage level sufficient to cover their extensions of credit with the FHLBank. Accordingly, the FHLBank has not established an allowance for credit losses on advances.

The FHLBank’s potential credit risk from advances is concentrated in thrifts (28 percent of total advances), commercial banks (33 percent of total advances), credit unions (18 percent of total advances) and insurance companies (20 percent of total advances). As of December 31, 2008 and 2007, the FHLBank had outstanding advances of $10,389,600,000 and $9,491,000,000 to two members that individually held 10 percent or more of the FHLBank’s advances, and this represents 29.7 percent and 29.8 percent of total outstanding advances, respectively. The income from advances to these members during 2008 and 2007 totaled $249,148,000 and $509,813,000, respectively. One of the members was the same each year. The FHLBank had security interests in collateral with an estimated value in excess of book value of these advances and, therefore, does not expect to incur any credit losses on these advances. See Note 18 for detailed information on transactions with related parties.

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of December 31, 2008 and 2007 (in thousands):

	2008		2007
	Amount	Percentage	Amount	Percentage
Par amount of advances:
Fixed rate	$20,258,429	57.9%	$18,481,206	58.0%
Variable rate	14,726,358	42.1	13,372,573	42.0
TOTAL	$34,984,787	100.0%	$31,853,779	100.0%

Information about the estimated fair value of the advances is included in Note 16.

NOTE 8 – MORTGAGE LOANS HELD FOR PORTFOLIO

The MPF Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby participating FHLBank members originate and credit enhance home mortgage loans that are owned by the FHLBank. Depending upon a member’s product selection, however, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

The following table presents information as of December 31, 2008 and 2007 on mortgage loans held for portfolio (in thousands):

	2008	2007
Real Estate
Fixed rate, medium-term[1], single-family mortgages	$808,298	$749,689
Fixed rate, long-term, single-family mortgages	2,212,249	1,597,571
Total par value	3,020,547	2,347,260
Premiums	16,985	16,847
Discounts	(11,666)	(10,836)
Deferred loan costs, net	812	198
SFAS 133 fair value adjustments	(1,989)	(324)
Total before Allowance for Credit Losses on Mortgage Loans	3,024,689	2,353,145
Allowance for Credit Losses on Mortgage Loans	(884)	(844)
MORTGAGE LOANS, NET	$3,023,805	$2,352,301

1	Medium-term defined as a term of 15 years or less.

The par value of mortgage loans held for portfolio outstanding at December 31, 2008 and 2007 was comprised of government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, RHS and HUD) loans totaling $195,619,000 and $85,698,000, respectively, and conventional, size-conforming mortgage loans totaling $2,824,928,000 and $2,261,562,000, respectively.

The allowance for credit losses on mortgage loans as of December 31, 2008, 2007 and 2006, respectively, was as follows (in thousands):

	2008	2007	2006
Balance, beginning of year	$844	$854	$756
Provision for (reversal of) credit losses on mortgage loans	196	(25)	358
Charge-offs	(156)	15	(260)
Balance, end of year	$884	$844	$854

At December 31, 2008 and 2007, the FHLBank had $8,934,000 and $5,640,000, respectively, of non-accrual conventional loans. As of December 31, 2008 and 2007, the FHLBank had $1,442,000 and $814,000, respectively, of REO included in other assets.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. At December 31, 2008 and 2007, the FHLBank had no recorded investments in impaired mortgage loans.

The estimated fair value of the mortgage loans held for portfolio as of December 31, 2008 and 2007 is reported in Note 16.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $2,495,000, $2,275,000 and $2,481,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Consistent with Finance Agency regulation, the FHLBank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions to achieve risk management objectives and to act as an intermediary between its members and counterparties. Derivatives are used when they represent the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges as discussed above).

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s Risk Management Policy. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivative that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged asset, liability or firm commitment being recorded simultaneously in income. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income (loss) as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment.

Hedging Activities: The FHLBank documents all hedging relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and/or liabilities on the Statements of Condition; (2) firm commitments; or (3) forecasted transactions. For hedging relationships that are not designated for shortcut hedge accounting under SFAS 133, the FHLBank formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its hedging relationships.

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

Long haul hedge accounting method – For hedge transactions that are not designated under the shortcut hedge accounting method, the FHLBank completes effectiveness testing at inception and on a monthly basis thereafter. The rolling regression method and the dollar offset method are used by the FHLBank to assess hedge effectiveness.
▪
Under the rolling regression method, the FHLBank models a series of 30 data points (market values) for the hedged item and the hedge instrument, using market data from the previous 30 calendar month-ends. A regression analysis is performed comparing the values of the hedged financial item and the hedge instrument. The hedge is deemed highly effective if: (1) the slope of the regression line is between or equal to -0.80 and -1.20, meaning that on average the change in value of the hedged financial instrument is offset by the change in value of the hedge instrument; (2) the correlation is 0.80 or higher; and (3) the calculated F statistic is 4 or higher. For new hedge transactions, the 30 data points (market values) are generated using historical market data.

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

Types of Assets and Liabilities Hedged:
Consolidated Obligations – While consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank is individually a counterparty to derivatives associated with specific debt issues. For instance, in a typical transaction involving more than one FHLBank, fixed rate consolidated obligation bonds are issued for one or more FHLBanks, including FHLBank Topeka. In connection with its share of the bond issuance, FHLBank Topeka simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to FHLBank Topeka designed to mirror in timing and amount the cash outflows FHLBank Topeka pays on the consolidated obligation. Such transactions are designated as fair value hedges under SFAS 133. In this type of transaction, FHLBank Topeka typically pays the derivative counterparty a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. Note, though, that most of the FHLBank’s swapped consolidated obligation bonds are fixed rate, callable bonds where the FHLBank is the sole issuer of the particular debt issue. The swap transaction with a counterparty for debt upon which the FHLBank is the sole issuer follows the same process reflected above (simultaneous, matching terms, etc.). This intermediation between the capital and derivatives markets permits the FHLBank to raise funds at costs lower than would otherwise be available through the issuance of simple fixed or variable rate consolidated obligations in the capital markets.

Advances – With the issuance of a convertible advance, the FHLBank purchases from the member an option that enables the FHLBank to convert an advance from fixed rate to variable rate if interest rates increase. Once the FHLBank exercises its option to convert an advance to an at-the-market variable rate, the member then owns the option to terminate the converted advance without fee or penalty on the conversion date and each interest rate reset date thereafter. The FHLBank hedges a convertible advance by entering into a cancelable derivative with a non-member counterparty where the FHLBank pays a fixed rate and receives a variable rate. The derivative counterparty may cancel the derivative on a put date. This type of hedge is designated as a fair value hedge under SFAS 133. The counterparty’s decision to cancel the derivative would normally occur in a rising rate environment. If the option is in-the-money, the derivative is cancelled by the derivative counterparty at par (i.e., without any premium or other payment to the FHLBank). When the derivative is cancelled, the FHLBank exercises its option to convert the advance to a variable rate. If a convertible advance is not prepaid by the member upon conversion to an at-the-market variable rate advance (i.e., callable variable rate advance), any hedge-related unamortized basis adjustment is amortized as a yield adjustment.

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

Mortgage Loans – The FHLBank invests in fixed rate mortgage loans through the MPF Program. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated future cash flows, which usually occur as a result of interest rate changes. The FHLBank may manage the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The FHLBank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank may use derivatives in conjunction with debt issuance to better match the expected prepayment characteristics of its mortgage loan portfolio.

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

Firm Commitment Strategies – Commitments that obligate the FHLBank to purchase closed fixed rate mortgage loans from its members are considered derivatives under SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (herein referred to as “SFAS 149”). Accordingly, each mortgage purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Investments – The FHLBank invests in U.S. Treasury securities, U.S. agency securities, GSE securities, MBS and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives currently associated with investment securities are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income (loss) in the Statements of Income. The hedged investment securities are classified as “trading” with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income (loss) in the Statements of Income.

Interest rate caps and floors, swaptions and callable swaps may also be used to hedge prepayment and option risk on the MBS and CMOs held in the FHLBank’s held-to-maturity portfolio. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings.

Anticipated Debt Issuance – The FHLBank enters into interest rate swaps for the anticipated issuance of fixed rate consolidated obligation bonds to hedge the variability in forecasted interest payments associated with fixed rate debt that has not yet been issued. The interest rate swap is terminated upon issuance of the fixed rate bond, with the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its Risk Management Policy. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk at December 31, 2008.

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

At December 31, 2008 and 2007, the FHLBank’s maximum credit risk, as defined above, was approximately $112,688,000 and $137,251,000, respectively. These totals include $25,704,000 and $78,216,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $78,162,000 and $59,640,000 as collateral as of December 31, 2008 and 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $44,112,000 and $67,687,000 as of December 31, 2008 and 2007, respectively. The counterparty was different each year. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of December 31, 2008, is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$6,228	$1,680	$99,805	$4,975	$112,688
Cash collateral held[2]	0	0	78,162	0	78,162
Net positive exposure after cash collateral	6,228	1,680	21,643	4,975	34,526
Other collateral	0	0	0	4,975	4,975
Net exposure after collateral	$6,228	$1,680	$21,643	$0	$29,551

Notional amount	$570,876	$15,204,795	$19,157,250	$233,716	$35,166,637

Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of December 31, 2007, is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$4,095	$116,989	$13,630	$2,537	$137,251
Cash collateral held[2]	0	52,705	6,935	0	59,640
Net positive exposure after cash collateral	4,095	64,284	6,695	2,537	77,611
Other collateral	0	0	0	2,537	2,537
Net exposure after collateral	$4,095	$64,284	$6,695	$0	$75,074

Notional amount	$748,194	$26,584,251	$9,212,017	$107,782	$36,652,244

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

2	Excludes collateral held in excess of exposure for any individual counterparty.

On September 15, 2008, Lehman Brothers Holding, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Holding, Inc. is guarantor of Lehman Brothers Special Financing (LESF) with which the FHLBank had derivative transactions. Consequently, the FHLBank terminated and replaced the derivative instruments outstanding with LESF on September 19, 2008. On October 6, 2008, Lehman Brothers Financial Products (LEFP) filed a petition for protection from its creditors in the U.S. Bankruptcy Court. Consequently, the FHLBank terminated and replaced all derivative instruments outstanding with LEFP on October 15, 2008. The FHLBank concluded that the new derivatives would be highly effective both at inception and on an ongoing basis. In total, the FHLBank terminated and replaced 253 derivative instruments with total notional and fair value (excluding accrued interest) amounts of $6,316,812,000 and $(54,031,000), respectively. The net realized gain (loss) on the derivative terminations was $(592,000) and was recorded in net gain (loss) on derivative and hedging activities on the Statement of Income. An additional five derivative instruments with LESF with total notional and fair value (excluding accrued interest) amounts of $145,000,000 and $(1,189,000), respectively, were not replaced because they were to be called within one week of termination date. Under the FHLBank’s International Swaps and Derivatives Association, Inc. agreements with LESF and LEFP, the derivatives were settled on a net basis from the time that bankruptcy was declared or protection was filed through termination of the agreements. As of December 31, 2008, the FHLBank had a net liability of $17,875,000, which includes the final settlement amounts due LESF and LEFP net of any cash collateral delivered and accrued interest, recorded in other liabilities on the Statement of Condition.

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

Intermediary Derivatives –  To assist its members in meeting their hedging needs, the FHLBank acts as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. Gains and losses are recorded in other income (loss) and presented as “Net gain (loss) on derivatives and hedging activities.”

As of December 31, 2008 and 2007, the notional principal of derivative agreements in which the FHLBank is an intermediary was $218,587,000 and $173,550,000, respectively.

Financial Statement Impact and Additional Financial Information: For the years ended December 31, 2008, 2007 and 2006, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	2008	2007	2006
Gain (loss) related to fair value hedge ineffectiveness	$(8,499)	$(2,104)	$1,577
Gain (loss) on economic hedges	(206,994)	(8,041)	9,961
Net gain (loss) on derivatives and hedging activities	$(215,493)	$(10,145)	$11,538

There were no amounts for the years ended December 31, 2008, 2007 and 2006 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2008, no amounts relating to hedging activities remain in accumulated other comprehensive income.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding by type of derivative and by hedge designation at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Interest rate swaps
Fair value	$25,557,860	$(436,789)	$31,581,573	$(131,820)
Economic	2,633,621	(232,934)	1,436,164	(18,917)

Interest rate caps/floors
Fair value	95,000	102	142,500	(202)
Economic	6,755,733	63,474	3,471,000	21,267

Mortgage delivery commitments
Economic	124,423	(1,539)	21,007	57

TOTAL	$35,166,637	$(607,686)	$36,652,244	$(129,615)

Total derivative fair value excluding accrued interest		$(607,686)		$(129,615)
Net accrued interest receivable		70,394		127,545
Fair value of cash collateral delivered to counterparty		245,624		30,938
Fair value of cash collateral received from counterparty		(78,162)		(59,640)
NET DERIVATIVE FAIR VALUE		$(369,830)		$(30,772)

Net derivative asset balances		$34,526		$77,611
Net derivative liability balances		(404,356)		(108,383)
NET DERIVATIVE BALANCES		$(369,830)		$(30,772)

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

Deposits classified as demand, overnight and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits were 1.92 percent, 4.93 percent and 4.83 percent during 2008, 2007 and 2006, respectively.

See Note 18 for detailed information on transactions with related parties.

NOTE 11 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and as provided by the Bank Act or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. Prior to 2009, each FHLBank specified the amount of debt it wanted the Office of Finance to issue on its behalf. During December 2008, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds during 2009. As part of this process, management from each of the FHLBanks will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size the proceeds are allocated based on relative capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of 8 of the 12 FHLBanks. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $1,251,541,664,000 and $1,189,705,970,000 as of December 31, 2008 and 2007, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain qualifying assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; obligations of, or fully guaranteed by, the United States; secured advances; mortgages, which have any guaranty, insurance, or commitment from the U.S. or any agency of the United States; investments described in Section 16(a) of the Bank Act (e.g., securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located); and other securities that are assigned a rating or assessment by a nationally recognized statistical rating organization (NRSRO) that is equivalent or higher than the rating or assessment assigned by that NRSRO to consolidated obligations.

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
▪
Range bonds that have coupons at fixed or variable rates and pay the fixed or variable rate as long as the index rate is within the established range, but generally pay zero percent or a minimal interest rate if the specified index rate is outside the established range;

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008		December 31, 2007
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$8,044,892	3.19%	$6,498,100	4.31%
Due after one year through two years	6,109,694	2.73	4,399,568	4.64
Due after two years through three years	2,205,320	4.13	3,120,616	4.68
Due after three years through four years	1,452,300	4.51	2,143,820	5.00
Due after four years through five years	2,237,000	4.10	2,943,800	4.91
Thereafter	6,971,000	5.78	12,127,827	5.57
Total par value	27,020,206	3.98%	31,233,731	4.99%
Premium	18,761		9,596
Discount	(15,108)		(15,270)
SFAS 133 fair value adjustments	397,775		(14,699)
TOTAL	$27,421,634		$31,213,358

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2008 and 2007 includes callable bonds totaling $9,850,000,000 and $20,194,827,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 7), mortgage-backed securities (Notes 4 and 6) and MPF mortgage loans (Note 8). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity of Next Call Date	2008	2007
Due in one year or less	$15,299,892	$23,060,927
Due after one year through two years	5,984,694	3,457,568
Due after two years through three years	1,460,320	1,643,616
Due after three years through four years	757,300	580,820
Due after four years through five years	1,657,000	498,800
Thereafter	1,861,000	1,992,000
TOTAL PAR VALUE	$27,020,206	$31,233,731

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Par value of consolidated obligation bonds:
Fixed rate	$20,121,025	$21,098,185
Variable rate	3,532,500	0
Range bonds	2,375,000	4,450,500
Step ups	990,000	5,280,000
Zero coupon	1,681	190,046
Step downs	0	215,000
TOTAL PAR VALUE	27,020,206	$31,233,731

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
December 31, 2008	$26,261,411	$26,317,524	1.23%

December 31, 2007	$19,896,098	$19,964,789	4.21%

Information about the estimated fair value of the consolidated obligations is included in Note 16.

NOTE 12 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. To fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s regulatory income. Regulatory income is defined as income calculated in accordance with GAAP before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its income. Calculation of the REFCORP assessment is discussed in Note 13.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s regulatory income before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. There was no shortfall in 2008, 2007 or 2006. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

As of December 31, 2008, the FHLBank’s AHP accrual on its Statements of Condition consisted of $5,080,000 for the 2009 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $22,627,000 for prior years’ AHP (committed but undisbursed).

The following table details the change in the AHP liability for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Appropriated and reserved AHP funds as of the beginning of the period	$41,357	$36,214	$30,709
AHP set aside based on current year income	3,228	16,934	15,460
Direct grants disbursed	(17,246)	(12,585)	(10,819)
Recaptured funds[1]	368	794	864
Appropriated and reserved AHP funds as of the end of the period	$27,707	$41,357	$36,214

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

The FHLBanks will continue to expense these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300,000,000 annual annuity (or a scheduled payment of $75,000,000 per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency in consultation with the Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by FHLBank Topeka cannot be determined at this time because of the interrelationships of all future FHLBanks’ earnings and interest rates. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date net income. The FHLBank would be entitled to a credit against future REFCORP assessments, without any time constraints, if amounts paid for the full year were in excess of its calculated annual obligation that would be recorded in other assets on the FHLBank’s Statements of Condition. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.

The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment by the 12 FHLBanks falls short of $75,000,000.

The FHLBanks’ aggregate payments through 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks’ aggregate payments through 2008 have satisfied $42,542,000 of the $75,000,000 scheduled payment due on April 15, 2013 and all scheduled payments thereafter. This date assumes that all $75,000,000 quarterly payments required after December 31, 2008, will be made as scheduled.

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

The following table details the change in the REFCORP liability for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
REFCORP obligation as of the beginning of the period	$11,067	$9,372	$13,284
REFCORP assessments	7,110	37,576	34,118
REFCORP payments	(34,192)	(35,881)	(38,030)
REFCORP (receivable) obligation as of the end of the period	$(16,015)	$11,067	$9,372

NOTE 14 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. The FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Agency may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the Finance Agency has not placed any such requirement on the FHLBank to date. In addition, the GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio and at least a 5.0 percent leverage capital ratio, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times divided by total assets.

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,389,373	$1,763,395	$665,889	$1,696,169
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,342,249	$2,432,063	$2,212,183	$2,336,097
Leverage capital ratio	5.0%	5.7%	5.0%	5.8%
Leverage capital	$2,927,812	$3,313,760	$2,765,229	$3,184,181

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

The percentages listed above are subject to change by the FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require the FHLBank to request Finance Agency approval of an amended capital plan. See Note 18 for detailed information on transactions with related parties.

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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2006 and the first three quarters of 2007 was equal to the average of three-month LIBOR for a dividend period minus 100 basis points. In September 2007, the board of directors changed the DPT to be equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT was effective for dividends paid during the fourth quarter of 2007 and all of 2008 and will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. With the overnight Federal funds effective rate being below 1.00 percent for the fourth quarter of 2008, the DPT was zero percent for that dividend period (DPT is floored at zero).

The board of directors cannot declare a dividend if: (1) the FHLBank’s capital position is below its minimum regulatory capital requirements; (2) the FHLBank’s capital position will be below its minimum regulatory capital requirements after paying the dividend; (3) the principal or interest due on any consolidated obligation of the FHLBank has not been paid in full; (4) the FHLBank fails to provide the Finance Agency the quarterly certification prior to declaring or paying dividends for a quarter; or (5) the FHLBank fails to provide notification upon its inability to provide such certification or upon a projection that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations.

The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2008, 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $609,000, $2,101,000 and $2,594,000, respectively, were recorded as interest expense.

At December 31, 2008 and 2007, the FHLBank had $34,806,000 and $36,147,000, respectively, in capital stock subject to mandatory redemption from members and former members, consisting of $34,726,000 and $35,739,000, respectively, of Class A Common Stock and $80,000 and $408,000, respectively, of Class B Common Stock. These amounts have been classified as a liability (mandatorily redeemable capital stock) in the Statements of Condition in accordance with SFAS 150.

The following table provides the number of members that notified the FHLBank of their respective decisions to voluntarily redeem their capital stock and the number of redemptions during 2008 and 2007:

	2008	2007
Balance at beginning of period	13	12
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	3	2
Other redemptions	155	162
Redemption of mandatorily redeemable capital stock:
Withdrawals	(2)	(1)
Other redemptions	(154)	(162)
Balance at end of period	15	13

The Finance Agency issued a regulatory interpretation confirming that the SFAS 150 accounting treatment for certain shares of FHLBank capital stock does not affect the definition of regulatory capital for purposes of determining the FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (various percentages of total FHLBank capital depending on the date acquired), calculating its unsecured credit exposure to other GSEs (100 percent of total FHLBank capital) or calculating its unsecured credit limits to other counterparties (various percentages of total FHLBank capital depending on the rating of the counterparty).

The following table shows the amount of mandatorily redeemable capital stock by year of redemption as of December 31, 2008 and 2007 (in thousands). The year of redemption in the table is the later of the end of the redemption period or the maturity date of the activity the stock is related to if the capital stock represents the Activity-based Stock Purchase Requirement for a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). The FHLBank will not redeem or repurchase membership stock (Asset-based Stock Purchase Requirement held in form of Class A Common Stock) until six months after the FHLBank receives notice for withdrawal. The FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	2008	2007
Year 1	$17,168	$2,593
Year 2	5,907	15,603
Year 3	3,913	5,947
Year 4	592	3,703
Year 5	603	626
Thereafter	6,623	7,675
TOTAL	$34,806	$36,147

The FHLBank’s activity for mandatorily redeemable capital stock was as follows during 2008, 2007 and 2006 (in thousands).

	2008	2007	2006
Balance at beginning of period	$36,147	$46,232	$64,355
Capital stock subject to mandatory redemption reclassified from equity during the period	1,899,747	1,849,267	530,121
Redemption or repurchase of mandatorily redeemable capital stock during the period	(1,901,694)	(1,861,443)	(550,832)
Stock dividend classified as mandatorily redeemable capital stock during the period	606	2,091	2,588
Balance at end of period	$34,806	$36,147	$46,232

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

Statutory and Regulatory Restrictions on Capital Stock Redemption: In accordance with the GLB Act, each class of FHLBank capital stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding capital stock. Statutory and regulatory restrictions on the redemption of FHLBank capital stock include the following:
▪
In no instance may the FHLBank redeem any capital stock if, following such redemption, the FHLBank would fail to satisfy its minimum regulatory capital requirements (i.e., the statutory risk-based capital requirement and the total capital and weighted leverage ratio requirements established by the GLB Act and by the Finance Agency, all three of which were discussed previously). By law, all member holdings of FHLBank capital stock immediately become non-redeemable if their FHLBank becomes undercapitalized and, at the macro level, only a minimal portion of outstanding stock qualifies for redemption consideration.

▪
In no instance may the FHLBank redeem any capital stock if either its board of directors or the Finance Agency determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

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
▪
In no instance may the FHLBank redeem any capital stock if it fails to provide the Finance Agency quarterly certification required by section 966.9(b)(1) of the Finance Agency’s rules prior to declaring or paying dividends for a quarter.

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

NOTE 15 – EMPLOYEE RETIREMENT PLANS

The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. Substantially all officers and employees of the FHLBank, which began employment prior to January 1, 2009, are covered by the plan. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense were $2,008,000, $2,494,000 and $2,349,000 in 2008, 2007 and 2006, respectively. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the FHLBank cannot be made.

The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan, formerly known as the Financial Institutions Thrift Plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $671,000, $569,000 and $511,000 to the Pentegra Defined Contribution Plan in 2008, 2007 and 2006, respectively, were charged to compensation and benefits expense.

In addition, the FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $769,000, $771,000 and $650,000 in 2008, 2007 and 2006, respectively. Compensation and benefits expense and other interest expense includes deferred compensation and accrued earnings under the BEP of $254,000, $225,000 and $218,000 in 2008, 2007 and 2006, respectively.

As indicated previously, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$5,820	$5,733
Service cost	217	189
Interest cost	364	333
Benefits paid	(225)	(225)
Actuarial (gain) loss	116	(210)
Projected benefit obligation at end of year	6,292	5,820
Change in plan assets:
Fair value of plan assets at beginning of year	0	0
Employer contributions	225	225
Benefits paid	(225)	(225)
Fair value of plan assets at end of year	0	0
FUNDED STATUS	$6,292	$5,820

The following table details the change in the accumulated other comprehensive income balances related to the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2008 and 2007 (in thousands):

	2008			2007
	Prior Service Cost	Net Gain (Loss)	Total	Prior Service Cost	Net Gain (Loss)	Total
Balance at beginning of period	$41	$(2,116)	$(2,075)	$66	$(2,594)	$(2,528)
Net gain (loss) on defined benefit pension plan	0	(116)	(116)	0	210	210
Amortization	(26)	205	179	(25)	268	243
Balance at end of period	$15	$(2,027)	$(2,012)	$41	$(2,116)	$(2,075)

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2008, 2007 and 2006, were (in thousands):

	2008	2007	2006
Service cost	$217	$189	$144
Interest cost	364	333	297
Amortization of prior service cost	(26)	(25)	(25)
Amortization of net loss	205	268	227
NET PERIODIC POSTRETIREMENT BENEFIT COST	$760	$765	$643

The measurement date used to determine the current year’s benefit obligation was December 31, 2008.

Key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2008, 2007 and 2006 were (dollar amounts in thousands):

	2008	2007	2006
Discount rate	6.25%	6.25%	5.50%
Salary increases	4.34%	4.98%	5.03%
Amortization period (years)	8	9	10
Accumulated benefit obligation	$5,214	$4,737	$4,675

The estimated actuarial (gain) loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefits costs over the next fiscal year are (in thousands):

2009
Net (gain) loss	$197
Prior service cost	(9)
EXPECTED AMORTIZATION	$188

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2009 will be $256,000.

The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Year ending December 31,	Estimated Benefit Payments
2009	$256
2010	274
2011	295
2012	318
2013	343
2014 through 2018	2,263

NOTE 16 – ESTIMATED FAIR VALUES

The FHLBank adopted SFAS 157 on January 1, 2008. SFAS 157 defined fair value, established a framework for measuring fair value under GAAP and expanded disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances.

The FHLBank records trading securities, derivative assets and derivative liabilities at fair value. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

Fair Value Hierarchy. SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy established by SFAS 157 to the FHLBank’s financial assets and financial liabilities that are carried at fair value.
▪
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

▪
Level 2 – inputs to the value methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include investment securities and derivative contracts.

▪
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. A significant portion of the unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include private-label MBS.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair value is first determined based on quoted market prices or market-based prices, where available. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the FHLBank as inputs to the models.

Fair Value on a Recurring Basis. The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition at December 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Trading securities	$4,652,700	$0	$4,652,700	$0	$0

Derivative fair value	112,688	0	86,983	0	25,705
Cash collateral (received) delivered	(78,162)	0	0	0	(78,162)
Derivative assets	34,526	0	86,983	0	(52,457)

TOTAL ASSETS MEASURED AT FAIR VALUE	$4,687,226	$0	4,739,683	$0	$(52,457)

Derivative fair value	$649,980	$0	694,669	$0	$(44,689)
Cash collateral received (delivered)	(245,624)	0	0	0	(245,624)
Derivative liabilities	404,356	0	694,669	0	(290,313)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$404,356	$0	694,669	$0	$(290,313)

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis at Level 3 fair value at December 31, 2008.

Fair Value on a Nonrecurring Basis. The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment).

In accordance with the provisions of SFAS 115, as amended by FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the FHLBank recognized an other-than-temporary impairment charge of $4,773,000 during the year ended December 31, 2008 as further described in Note 6. The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded, and the total change in value of these securities for which a fair value adjustment has been included in the Statements of Income (in thousands):

	Fair Value Measurements at December 31, 2008				For the Year Ended December 31, 2008
	Total	Level 1	Level 2	Level 3	Loss
Held-to-maturity securities	$3,218	$0	$0	$3,218	$4,773

Estimated Fair Values. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of December 31, 2008 and 2007. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Subjectivity of Estimates. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

Cash and Due From Banks: The estimated fair values approximate the recorded book balances.

Interest-bearing Deposits: The balance is comprised of interest-bearing deposits in banks. Based on the nature of the accounts, the recorded book value approximates the fair value.

Federal Funds Sold: At December 31, 2007, the recorded book value was used to approximate the fair value for all Federal funds based on the short-term nature of the assets. At December 31, 2008, the book value of overnight Federal funds approximates fair value, and term Federal funds are valued using projected future cash flows discounted at the current replacement rate.

Investment Securities: The estimated fair values of investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each year. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models using the assumptions in the following table:

Investment Type	Method of Valuation
Certificates of deposit	Estimated cash flows discounted at the certificate of deposit market replacement rate based on tenor.
Commercial paper	Estimated cash flows discounted at the commercial paper market replacement rate based on tenor.
FHLBank obligations
Fair value is derived from market trades or quotes for similar securities or estimated cash flows incorporating estimates of future interest rate volatility, if applicable, and discounted using the estimated replacement rate based upon tenor for issuing debt for the FHLBank System.

Fannie Mae obligations and Freddie Mac obligations
Fair value is derived from market trades or quotes for similar securities or estimated cash flows incorporating estimates of future interest rate volatility, if applicable, and discounted using the estimated replacement rate based upon tenor for issuing debt for Fannie Mae and Freddie Mac .

State or local housing agencies	Fair value is derived from market trades or quotes for similar securities.
Mortgage-backed securities
Fair value is derived from market trades or quotes for similar securities or estimated cash flows incorporating actual specific collateral performance, estimates of future specific collateral performance, estimates of future interest rate volatility, and issuer credit indications, if applicable, and discounted using the adjusted benchmark tranche yield.

Advances: The estimated fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. At December 31, 2007, the discount rates used in these calculations were the replacement advance rates for advances with similar terms and tenor for fixed rate advances and the current LIBOR for all variable rate advances. At December 31, 2008, the discount rates used in the fixed rate advance calculations were the replacement advance rates with no distinction for volume discounts. The difference between methods used to estimate fair values is not significant.

Advance Type	Method of Valuation
Fixed rate non-callable and fixed rate callable advances	Valued using discounted cash flows incorporating estimates of future interest rate volatility, if applicable, and discounted using advance replacement rates with no distinction for volume discounts.
Fixed rate convertible and step-up advances
Valued using discounted cash flows incorporating estimates of future interest rate volatility and discounted using LIBOR adjusted for spread to LIBOR on advance replacement rates with no distinction for volume discounts.

All other advances	Valued using discounted cash flows incorporating estimates of future interest rate volatility, if applicable, and discounted using LIBOR.

Mortgage Loans Held for Portfolio: Estimated fair values are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Commitments to Extend Credit: The estimated fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. In accordance with SFAS 149, certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Their estimated fair values were negligible as of December 31, 2008 and 2007.

Accrued Interest Receivable and Payable: The estimated fair values approximate the recorded book balances.

Derivative Assets/Liabilities: The FHLBank bases the estimated fair values of derivatives on instruments with similar terms or available market prices including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at year end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for derivatives, such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk in derivative transactions because of the potential nonperformance by the derivative counterparties. To mitigate this risk, the FHLBank enters into master netting agreements for derivative agreements with highly-rated institutions. In addition, the FHLBank has entered into bilateral security agreements with all active derivative dealer counterparties. These agreements provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives. The derivative fair values are netted by counterparty where such legal right exists and offset against fair value amounts recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

Deposits: The estimated fair values of deposits are determined by calculating the present values of the expected future cash flows from the deposits, regardless of re-pricing or maturity. The calculated present values are reduced by the accrued interest payable. The discount rates used in these calculations were the cost of deposits with similar terms.

Consolidated Obligations: The estimated fair values for consolidated obligation bonds and discount notes are determined based on projected future cash flows. Fixed rate consolidated obligations that do not contain options are discounted using a replacement rate. Variable rate consolidated obligations that do not contain options are discounted using LIBOR. Consolidated obligations that contain optionality are valued using estimates of future interest rate volatility and discounted using LIBOR.

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

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of December 31, 2008 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$75	$0	$75

Interest-bearing deposits	3,348,212	0	3,348,212

Federal funds sold	384,000	167	384,167

Trading securities	4,652,700	0	4,652,700

Held-to-maturity securities	11,050,897	(596,305)	10,454,592

Advances	35,819,674	160,123	35,979,797

Mortgage loans held for portfolio, net of allowance	3,023,805	68,908	3,092,713

Accrued interest receivable	138,770	0	138,770

Derivative assets	34,526	0	34,526

Liabilities:
Deposits	1,703,531	(1,952)	1,705,483

Consolidated obligation discount notes	26,261,411	(34,178)	26,295,589

Consolidated obligation bonds	27,421,634	(284,257)	27,705,891

Mandatorily redeemable capital stock	34,806	0	34,806

Accrued interest payable	253,743	0	253,743

Derivative liabilities	404,356	0	404,356

Other Asset (Liability):
Standby letters of credit	(1,321)	0	(1,321)

Standby credit facility	(778)	0	(778)

Standby bond purchase agreements	135	1,390	1,525

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

As described in Note 11, as provided by the Bank Act or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,198,203,815,000 and $1,137,995,196,000 as of December 31, 2008 and 2007, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka’s joint and several obligation is excluded from the initial recognition and measurement provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.

FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, Accounting for Contingencies. Based upon the creditworthiness of the other FHLBanks at December 31, 2008, FHLBank Topeka believes that a loss accrual is not necessary at this time.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Recovery Act. The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered obligations with the same joint and several liability as all other consolidated obligations. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a weekly list of eligible advance collateral based upon the Lending Agreement. As of December 31, 2008, the FHLBank had provided the U.S. Treasury with a listing of potential advance collateral amounting to $12,710,547,000. The amount of collateral can be expanded or contracted (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of MBS issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established through the Federal Reserve Bank of New York for the benefit of the Treasury. As of December 31, 2008, no FHLBank had drawn on this available source of liquidity.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $1,000,000,000 and $2,000,000,000 at December 31, 2008 and 2007, respectively. SCF commitments are executed for members for a fee and are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2008 and 2007, outstanding standby letters of credit totaled $2,751,362,000 and $2,543,265,000, respectively, and had original terms of seven days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,321,000 and $1,193,000 at December 31, 2008 and 2007, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $141,357,000 and $21,007,000 at December 31, 2008 and 2007, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(1,539,000) and $57,000 at December 31, 2008 and 2007, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. There were $16,934,000 outstanding commitments for this product at December 31, 2008.

The total FLA, which represents commitments that unconditionally obligate the FHLBank to absorb credit losses associated with PFI master commitments (mortgage loan pools), amounted to $14,669,000 and $12,180,000 at December 31, 2008 and 2007, respectively. Under the MPF Program, the first layer of credit loss is absorbed by the equity of the borrower in the real estate securing the loan. As is customary for conventional mortgage loans, primary mortgage insurance (PMI) is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the equity layer are absorbed by the FHLBank up to the FLA predefined limit for a pool of mortgage loans. If losses beyond this layer are incurred for the pool of mortgage loans, the losses are absorbed through the CE obligation for the pool of mortgage loans provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by a PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the FHLBank pays CE fees to the PFI. The size of each PFI’s CE obligation is generally calculated on pools of mortgage loans sold into the MPF Program by the PFI so that the likelihood of losses on the pool in excess of the second layer is the same as the likelihood of losses for an investor in a AA-rated MBS. As a result of the protection afforded by these procedures, and its credit loss experience through December 31, 2008, the FHLBank anticipates its total exposure to absorbing probable FLA losses related to the MPF Program as of December 31, 2008, will not exceed its allowance for credit losses, which was approximately $884,000 at December 31, 2008.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,311,906,000 and $962,866,000 at December 31, 2008 and 2007, respectively. The FHLBank was required to purchase $193,730,000 in bonds under these agreements during 2008. These bonds were classified as AFS securities, and were acquired at par and sold at par. The FHLBank was not required to purchase any bonds under these agreements during 2007. The estimated fair values of standby bond purchase agreements as of December 31, 2008 and 2007 are reported in Note 16.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of December 31, 2008 and 2007, the FHLBank had delivered cash with a book value of $245,600,000 and $30,840,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

As of December 31, 2008, the FHLBank committed to enter into the sale of consolidated obligation discount notes and bonds at par amounts of $172,557,000 and $440,000,000, respectively, with January 2009 settlement dates.

Net rental costs under operating leases of approximately $94,000, $101,000 and $97,000 in 2008, 2007 and 2006, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in the following table (in thousands):

Year	Premises	Equipment	Total
2009	$38	$46	$84
2010	38	46	84
2011	0	38	38
2012	0	36	36
2013	0	36	36
Thereafter	0	0	0
TOTAL	$76	$202	$278

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

The following table shows the future minimum lease receivable under the direct financing lease, as amended, with the member and future minimum lease payment obligation under the capital lease with the City of Topeka as of December 31, 2008 (in thousands):

Year	Lease Receivable	Lease Obligation
2009	$3,623	$6,006
2010	3,623	5,719
2011	3,623	5,431
2012	3,623	5,144
2013	3,623	0
Thereafter	30,799	0
Net minimum lease payments	48,914	22,300
Less amount representing interest	(16,827)	(2,300)
PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS	$32,087	$20,000

Unearned income on the direct financing lease is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease.

The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2008, the total original par value of customer securities held by the FHLBank under this arrangement was $60,221,834,000.

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2008 and 2007, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of December 31, 2008 and 2007 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock in either 2008 or 2007 (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
U.S. Central Federal Credit Union	KS	$1,000	0.2%	$269,760	16.8%	$270,760	11.9%
MidFirst Bank	OK	2,600	0.4	259,695	16.2	262,295	11.5
Total		$3,600	0.6%	$529,455	33.0%	$533,055	23.4%

2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$5,031	0.8%	$294,111	19.8%	$299,142	14.1%

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2008 and 2007 are summarized in the following table (in thousands). Information is only listed for the year in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the years presented, the applicable column is left blank.

	2008		2007				2008		2007
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent Of Total			Outstanding Deposits[1]	Percent of Total	Outstanding Deposits[1]	Percent of Total
U.S. Central Federal Credit Union	$5,370,000	15.4%		$		%	$40	0.0%		$		%
MidFirst Bank	5,019,600	14.3	5,741,000		18.0		940	0.1	26,401		2.0
TOTAL	$10,389,600	29.7%	$5,741,000		18.0%		$980	0.1%	$26,401		2.0%

1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

Neither U.S. Central Federal Credit Union nor MidFirst Bank originated mortgage loans for or sold mortgages into the MPF program during the year ended December 31, 2008. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the year ended December 31, 2007.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of December 31, 2008 and 2007 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands) in 2008 or 2007. Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Vision Bank, NA	OK	$3,611	0.5%	$58	0.0%	$3,669	0.2%
Liberty Federal Savings Bank	OK	1,077	0.2	2,295	0.1	3,372	0.1
Golden Belt Bank, FSA	KS	699	0.1	2,335	0.1	3,034	0.1
First National Bank	KS	1,287	0.2	1,281	0.1	2,568	0.1
Morgan Federal Bank	CO	185	0.0	1,705	0.1	1,890	0.1
Yampa Valley Bank	CO	364	0.1	792	0.1	1,156	0.1
Chickasha Bank & Trust Co.	OK	597	0.1	52	0.0	649	0.0
Bankers Bank of Kansas	KS	241	0.0	2	0.0	243	0.0
Lisco State Bank	NE	47	0.0	51	0.0	98	0.0
TOTAL		$8,108	1.2%	$8,571	0.5%	$16,679	0.7%

2007
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Vision Bank, NA	OK	$3,230	0.5%	$368	0.0%	$3,598	0.2%
Liberty Federal Savings Bank	OK	468	0.1	2,787	0.2	3,255	0.2
Golden Belt Bank, FSA	KS	770	0.1	2,153	0.1	2,923	0.1
First National Bank	KS	949	0.2	920	0.1	1,869	0.1
Morgan Federal Bank	CO	244	0.0	1,556	0.1	1,800	0.1
Chickasha Bank & Trust Co.	OK	580	0.1	57	0.0	637	0.0
Yampa Valley Bank	CO	273	0.0	41	0.0	314	0.0
Bankers Bank of Kansas	KS	210	0.0	7	0.0	217	0.0
Lisco State Bank	NE	47	0.0	48	0.0	95	0.0
TOTAL		$6,771	1.0%	$7,937	0.5%	$14,708	0.7%

Advance and deposit balances with members that have an officer or director serving on the FHLBank’s board of directors as of December 31, 2008 and 2007 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	2008		2007		2008		2007
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Vision Bank, NA	$19,223	0.0%	$22,019	0.0%	$72	0.0%	$5	0.0%
Liberty Federal Savings Bank	51,900	0.1	60,325	0.2	254	0.0	213	0.0
Golden Belt Bank, FSA	27,933	0.1	27,520	0.1	2,037	0.1	345	0.0
First National Bank	32,546	0.1	28,450	0.1	108	0.0	3,007	0.2
Morgan Federal Bank	29,633	0.1	28,110	0.1	676	0.1	515	0.1
Yampa Valley Bank	20,800	0.1	2,000	0.0	47	0.0	35	0.0
Chickasha Bank & Trust Co.	7,204	0.0	2,578	0.0	15,656	0.9	2,943	0.2
Bankers Bank of Kansas, NA	0	0.0	0	0.0	14	0.0	7	0.0
Lisco State Bank	860	0.0	873	0.0	54	0.0	19	0.0
TOTAL	$190,099	0.5%	$171,875	0.5%	$18,918	1.1%	$7,089	0.5%

The following table presents mortgage loans funded or acquired during the years ended December 31, 2008 and 2007 for members that had an officer or director serving on the FHLBank’s board of directors in 2008 or 2007 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	2008		2007
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
Vision Bank, NA	$0	0.0%	$0	0.0%
Liberty Federal Savings Bank	0	0.0	0	0.0
Golden Belt Bank, FSA	17,436	1.8	5,730	2.2
First National Bank	3,220	0.3	2,508	1.0
Morgan Federal Bank	2,226	0.2	0	0.0
Yampa Valley Bank	0	0.0	0	0.0
Chickasha Bank & Trust Co.	0	0.0	0	0.0
Bankers Bank of Kansas, NA	0	0.0	0	0.0
Lisco State Bank	0	0.0	0	0.0
TOTAL	$22,882	2.3%	$8,238	3.2%

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2008, 2007 and 2006 (in thousands). All transactions occurred at market prices.

Business Activity	2008	2007	2006
Average overnight interbank loan balances to other FHLBanks[1]	$5,350	$4,085	$1,055
Average overnight interbank loan balances from other FHLBanks[1]	7,664	4,167	1,796
Average deposit balance with FHLBank of Chicago for shared expense transactions[2]	33	0	0
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	22	28	25
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	1,131	962	959
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	106,320	209,043	0
Net premium (discount) on purchases of consolidated obligation issued on behalf of other FHLBanks[4]	6,900	6,666	0

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
4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 4. Interest income earned on these securities totaled $16,455,000, $1,458,000 and $863,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 20 – SUBSEQUENT EVENT
The FHLBank’s largest advance borrower as of December 31, 2008, U.S. Central Federal Credit Union, received a paid-in capital contribution from the National Credit Union Share Insurance Fund (NCUSIF) on January 30, 2009 after the member reported that it expected to post a net loss for the year ended December 31, 2008. On March 20, 2009, the National Credit Union Administration announced that U.S. Central Federal Credit Union had been placed under conservatorship. Based on the FHLBank’s collateral practices and the collateral held by the FHLBank to secure the member’s advances, management has concluded that there is no reason to record an allowance for losses related to the member’s outstanding advances with the FHLBank.

There is a general expectation that U.S. Central Federal Credit Union's unsecured borrowings are eligible for NCUSIF guarantee under National Credit Union Administration’s Temporary Corporate Credit Union Liquidity Guarantee Program (TCCULGP). Accordingly, U.S. Central Federal Credit Union would have access to these guaranteed borrowings and could access the TCCULGP in lieu of FHLBank advances.

U.S. Central Federal Credit Union was one of the FHLBank’s largest advance borrowers during 2007 and 2008. The loss of this advance business will have a negative impact on the FHLBank’s financial position and operating results. As of March 20, 2009, it had one advace outstanding for $871,984,000 and that advance matures on March 31, 2009. At this time, we cannot predict the level of U.S. Central Federal Credit Union’s advance business with the FHLBank for the remainder of 2009 and beyond. The following is a summary of its average advance balances and percentage of advance income for 2007 and 2008 (amounts in thousands):

	2008		2007
Quarter Ended	Average Advances	% Total Advance Income	Average Advances	% Total Advance Income
March 31	$3,189,560	10.1%	$3,005,556	11.8%
June 30	2,113,736	4.5	2,604,396	10.3
September 30	5,245,652	10.7	5,432,065	18.6
December 31	7,186,154	10.1	6,679,348	20.5
Year ended December 31	$4,443,514	9.0%	$4,443,151	15.6%

The following is a summary of U.S. Central Federal Credit Union’s average advance balances and advance income for the first two months of 2009 (amounts in thousands):

Month	Average Advances	% Total Advance Income
January	$5,810,529	4.3%
February	2,491,029	1.7
Two-month total	$4,235,173	3.2%