Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Topeka
filed 2009-06-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  ☐  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes  ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of June 10, 2009
Class A Stock, par value $100	4,386,828
Class B Stock, par value $100	14,803,108

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

The FHLBank filed an annual report on Form 10-K (referred in this report as “annual report on Form 10-K”) under the Securities Exchange Act of 1934 (“Exchange Act”) on March 26, 2009. Portions of the annual report on Form 10-K are incorporated by reference in this report.

Special Cautionary Notice Regarding Forward-looking Statements

The information included or incorporated by reference in this quarterly report on Form 10-Q contains certain forward-looking statements with respect to our financial condition, results of operations, plans, objectives, projections, estimates, predictions, future financial performance and ongoing business, including without limitation: statements that are not historical in nature, or statements preceded by, followed by or that include words such as “believes,” “expects,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “intends” or similar expressions. The FHLBank cautions that, by their nature, forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions and actual results may differ materially from those expressed, contemplated or implied by the forward-looking statements or could affect the extent to which a certain plan, objective, projection, estimate or prediction is realized.

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
▪
Volatility of market prices, rates and indices that could affect the value of investments or collateral held by the FHLBank as security for the obligations of FHLBank members and counterparties to derivatives and similar instruments or the FHLBank’s ability to liquidate collateral expediently in the event of a default by an obligor;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited

(In thousands, except par value)
	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$76	$75
Interest-bearing deposits	6,610,964	3,348,212
Federal funds sold	365,000	384,000
Trading securities (Note 3)	5,369,622	4,652,700
Held-to-maturity securities[1] (Note 4)	9,246,761	11,050,897
Advances (Note 5)	27,014,796	35,819,674
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $889 and $884 (Note 6)	3,113,801	3,023,805
Accrued interest receivable	105,360	138,770
Premises, software and equipment, net	16,337	16,733
Derivative assets (Note 7)	15,535	34,526
Other assets (Note 10)	64,530	86,839

TOTAL ASSETS	$51,922,782	$58,556,231

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$150,674	$104,856
Overnight	1,289,100	1,013,800
Term	185,185	570,340
Non-interest-bearing:
Demand	51	36
Other	19,983	14,499
Total deposits	1,644,993	1,703,531

Consolidated obligations, net (Note 8):
Discount notes	20,444,294	26,261,411
Bonds	26,999,149	27,421,634
Total consolidated obligations, net	47,443,443	53,683,045

Mandatorily redeemable capital stock (Note 11)	29,703	34,806
Accrued interest payable	212,598	253,743
Affordable Housing Program (Note 9)	32,731	27,707
Derivative liabilities (Note 7)	376,976	404,356
Other liabilities	42,037	53,798

TOTAL LIABILITIES	49,782,481	56,160,986

Commitments and contingencies (Note 14)

Capital (Note 11):
Capital stock outstanding – putable:
Class A ($100 par value; 5,822 and 6,339 shares issued and outstanding)	582,228	633,941
Class B ($100 par value; 13,534 and 16,064 shares issued and outstanding)	1,353,427	1,606,394
Total capital stock	1,935,655	2,240,335
Retained earnings	210,644	156,922
Accumulated other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(4,034)	0
Defined benefit pension plan – prior service cost	13	15
Defined benefit pension plan – net loss	(1,977)	(2,027)

TOTAL CAPITAL	2,140,301	2,395,245

TOTAL LIABILITIES AND CAPITAL	$51,922,782	$58,556,231
__________
1      Fair value: $8,834,175 and $10,454,592 at March 31, 2009 and December 31, 2008, respectively.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited

(In thousands)
		For the Three Months Ended March 31,
		2009	2008
INTEREST INCOME:
Interest-bearing deposits		$3,093	$363
Federal funds sold		1,283	37,167
Trading securities		31,203	25,516
Held-to-maturity securities		62,026	153,512
Advances		123,164	322,563
Prepayment fees on terminated advances		753	121
Mortgage loans held for portfolio		39,708	31,108
Overnight loans to other Federal Home Loan Banks		3	16
Other		804	907
Total interest income		262,037	571,273

INTEREST EXPENSE:
Deposits		2,522	10,943
Consolidated obligations:
Discount notes		47,927	193,847
Bonds		149,209	304,416
Overnight loans from other Federal Home Loan Banks		0	46
Mandatorily redeemable capital stock (Note 11)		294	243
Other		292	356
Total interest expense		200,244	509,851

NET INTEREST INCOME		61,793	61,422
Provision for credit losses on mortgage loans		10	9
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION		61,783	61,413

OTHER INCOME (LOSS):
Service fees		1,524	1,315
Net gain (loss) on trading securities (Note 3)		9,873	13,282
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(1,059)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income	1,018
Net other-than-temporary impairment losses on held-to-maturity securities		(41)	0
Net gain (loss) on derivatives and hedging activities (Note 7)		19,770	(34,651)
Other		635	379
Total other income (loss)		31,761	(19,675)

OTHER EXPENSES:
Compensation and benefits		5,740	5,634
Other operating		3,611	2,862
Finance Agency/Finance Board		452	411
Office of Finance		477	432
Other		388	267
Total other expenses		10,668	9,606

INCOME BEFORE ASSESSMENTS		82,876	32,132

Affordable Housing Program (Note 9)		6,796	2,648
REFCORP (Note 10)		15,216	5,897
Total assessments		22,012	8,545

NET INCOME		$60,864	$23,587

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2009 AND 2008 – Unaudited

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
__________
1      Putable

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2009 AND 2008 (continued) – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to FSP FAS 115-2 and FAS 124-2[2]					3,349	(3,349)	0
Proceeds from issuance of capital stock	24	2,398	1,431	143,122			145,520
Repurchase/redemption of capital stock			(137)	(13,722)			(13,722)
Comprehensive income:
Net income					60,864
Other comprehensive income:
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(1,018)
Amortization of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						333
Amortization of prior service cost on defined benefit pension plan						(2)
Amortization of net loss on defined benefit pension plan						50
Total comprehensive income							60,227
Reclassification of shares to mandatorily redeemable capital stock	(618)	(61,851)	(3,851)	(385,036)			(446,887)
Net transfer of shares between Class A and Class B	77	7,740	(77)	(7,740)			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.5%):
Cash payment					(82)		(82)
Stock issued			104	10,409	(10,409)		0
BALANCE – MARCH 31, 2009	5,822	$582,228	13,534	$1,353,427	$210,644	$(5,998)	$2,140,301

__________
1      Putable
2    Financial Accounting Standards Board Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,864	$23,587

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(33,414)	(38,231)
Concessions on consolidated obligation bonds	4,296	8,939
Premiums and discounts on investments, net	(658)	(573)
Premiums and discounts on advances	(5,198)	(8,451)
Discounts on Housing and Community Development advances	(1)	(1)
Premiums, discounts and deferred loan costs on mortgage loans, net	931	(25)
Fair value adjustments on hedged assets or liabilities	5,482	10,027
Other comprehensive income	48	61
Premises, software and equipment	1,001	903
Provision for credit losses on mortgage loans	10	9
Non-cash interest on mandatorily redeemable capital stock	291	242
Loss on other-than-temporarily impaired held-to-maturity securities	41	0
Net realized (gain) loss on disposals of premises, software and equipment	6	0
Other (gains) losses	1	(24)
Net (gain) loss on trading securities	(9,873)	(13,282)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(48,656)	19,058
(Increase) decrease in accrued interest receivable	33,405	48,499
(Increase) decrease in derivative asset – net accrued interest	(20,548)	(3,378)
(Increase) decrease in other assets	838	950
Increase (decrease) in accrued interest payable	(41,137)	(30,214)
(Increase) decrease in derivative liability – net accrued interest	23,174	(9,061)
Increase (decrease) in Affordable Housing Program liability	5,024	(1,265)
Increase (decrease) in REFCORP liability	15,216	(5,911)
Increase (decrease) in other liabilities	(6,564)	1,767
Total adjustments	(76,285)	(19,961)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(15,421)	3,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(3,196,752)	(30,915)
Net (increase) decrease in Federal funds sold	19,000	810,500
Net (increase) decrease in short-term trading securities	(741,822)	0
Proceeds from maturities of and principal repayments on long-term trading securities	36,534	32,793
Purchases of long-term trading securities	0	(926,019)
Net (increase) decrease in short-term held-to-maturity securities	1,345,836	(199,267)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	461,472	233,317
Purchases of long-term held-to-maturity securities	0	(276,982)
Principal collected on advances	84,496,311	150,800,025
Advances made	(75,799,296)	(149,013,529)
Principal collected on mortgage loans held for portfolio	260,818	77,906
Mortgage loans held for portfolio originated or purchased	(352,800)	(149,935)
Principal collected on other loans made	368	344
Proceeds from sale of premises, software and equipment	10	0
Purchases of premises, software and equipment	(621)	(683)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,529,058	1,357,555

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(32,308)	$343,089
Net proceeds from sale of consolidated obligation:
Discount notes	54,575,164	274,948,932
Bonds	6,446,346	5,431,100
Payments for maturing and retired consolidated obligation:
Discount notes	(60,358,859)	(271,264,094)
Bonds	(6,795,400)	(10,771,550)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	0	69,699
Net interest payments received (paid) for financing derivatives	(23,014)	269
Proceeds from issuance of capital stock	145,520	404,071
Payments for repurchase/redemption of capital stock	(13,722)	(14,445)
Payments for repurchase of mandatorily redeemable capital stock	(452,281)	(504,589)
Cash dividends paid	(82)	(83)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,513,636)	(1,362,601)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	(1,420)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75	1,724
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76	$304

Supplemental disclosures:
Interest paid	$280,669	$600,991

Affordable Housing Program payments	$1,843	$3,980

REFCORP payments	$0	$11,808

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
March 31, 2009

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2008. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 26, 2009 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Reclassifications: Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentations. Such reclassifications have no impact on net income or capital.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARD AND ADOPTION OF ACCOUNTING STANDARDS AND INTERPRETATIONS

Issuance of SFAS 165: In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (herein referred to as “SFAS 165”), which is intended to establish principles and requirements for subsequent events not addressed in other GAAP. SFAS 165 sets forth: (1) the period after the balance sheet date during which management shall evaluate events; (2) circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date; and (3) the disclosures that an entity shall make about events or transactions that occur after the balance sheet date, including a disclosure as to the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods or annual financial periods ending after June 15, 2009 (June 30, 2009 for the FHLBank). The FHLBank has determined that the adoption of SFAS 165 will result in increased financial statement disclosures but will have no impact on the FHLBank’s financial condition, results of operations or cash flows.

Adoption of FSP FAS 157-2: In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (herein referred to as “FSP 157-2”). FSP 157-2 delayed the effective date of SFAS No. 157, Fair Value Measurements (herein referred to as “SFAS 157”), for nonfinancial assets and nonfinancial liabilities, excluding items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The requirements of SFAS 157 apply to nonfinancial assets and nonfinancial liabilities addressed by this FSP for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years (January 1, 2009 for the FHLBank). The adoption of FSP 157-2 resulted in increased disclosures but had no impact on the FHLBank’s financial condition, results of operations or cash flows.

Adoption of SFAS 161: In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (herein referred to as “SFAS 161”), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBank), with early application allowed. The FHLBank adopted SFAS 161 on January 1, 2009. The adoption of SFAS 161 resulted in increased financial statement disclosures but had no impact on the FHLBank’s financial condition, results of operations or cash flows.

Adoption of FSP FAS 133-1 and FIN 45-4: In September 2008, the FASB issued FSP FAS 133-1 and FASB Interpretation No. (FIN) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (herein referred to as “FSP FAS 133-1 and FIN 45-4”). FSP FAS 133-1 and FIN 45-4 amended SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (herein referred to as “SFAS 133”) and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (herein referred to as “FIN 45”) to improve disclosures about credit derivatives and guarantees and clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 amended SFAS 133 to require entities to disclose sufficient information to allow users to assess the potential effect of credit derivatives, including their nature, maximum payment, fair value and recourse provisions. Additionally, FSP FAS 133-1 and FIN 45-4 amended FIN 45 to require a disclosure about the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or categories by which an FHLBank measures risk. While the FHLBank does not currently enter into credit derivatives, it does have guarantees, including FHLBank joint and several liability on consolidated obligations with the other 11 FHLBanks and letters of credit issued on behalf of our members. The adoption of FSP FAS 133-1 and FIN 45-4 resulted in increased financial statement disclosures but did not have any impact on the FHLBank’s financial condition, results of operations or cash flows when implemented. The provisions of FSP FAS 133-1 and FIN 45-4 that amend SFAS 133 and FIN 45 were effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the FHLBank). Additionally, FSP FAS 133-1 and FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly interim) beginning after November 15, 2008 (January 1, 2009 for the FHLBank).

Adoption of FSP FAS 107-1 and APB 28-1: In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (herein referred to as “FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (herein referred to as “SFAS 107”) and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require entities to disclose the fair value of all financial instruments within the scope of SFAS 107 in all interim financial statements as well as in annual financial statements. FSP FAS 107-1 also requires disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1 is effective and should be applied prospectively for interim reporting periods ending after June 15, 2009, with early adoption permissible for interim reporting periods ending after March 15, 2009 as long as both FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4 are early adopted. In periods after initial adoption, FSP FAS 107-1 requires comparative disclosures only for periods ending subsequent to initial adoption. The FHLBank elected to early adopt FSP FAS 107-1 effective January 1, 2009. The adoption resulted in increased financial disclosures but did not have any impact on the FHLBank’s financial condition, results of operations or cash flows.

Adoption of FSP FAS 115-2 and FAS 124-2: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (herein referred to as “FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period.

If the fair value of a debt security is less than its amortized cost basis, FSP FAS 115-2 requires an entity to assess whether: (1) it has the intent to sell the debt security; or (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI must be recognized.

Instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security, nor is it more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 changes the presentation and amount of the OTTI recognized in the income statement. In these instances, the OTTI is separated into: (a) the amount of the total OTTI related to the credit loss; and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to all other factors is recognized in other comprehensive income. Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive income. The OTTI recognized in other comprehensive income for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI credit loss recognized). The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in other comprehensive income. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

FSP FAS 115-2 is effective and should be applied prospectively for interim and annual periods ending after June 15, 2009, with early adoption permissible for interim reporting periods ending after March 15, 2009 as long as FSP FAS 157-4 is also early adopted. When adopting FSP FAS 115-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized OTTI from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

The FHLBank elected to early adopt FSP FAS 115-2 effective January 1, 2009 and recognized the effects of applying FSP FAS 115-2 as a change in accounting principle. The FHLBank recognized a $3,349,000 cumulative-effect adjustment of initially applying FSP FAS 115-2 as an adjustment to retained earnings (increase or credit) at January 1, 2009 with a corresponding adjustment (decrease or debit) to accumulated other comprehensive income. Had the FHLBank not adopted FSP FAS 115-2, the FHLBank would have had lower net income before assessments of $685,000 ($1,018,000 OTTI non-credit component recognized in OCI would have been a charge or decrease to net income before assessments and $333,000 of discount accretion for the non-credit component would have been accreted to interest income (increase) instead of to the carrying value of the securities) for the quarter ended March 31, 2009. The adoption of FSP FAS 115-2 also increased financial statement disclosures.

Adoption of FSP FAS 157-4: In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (herein referred to as “FSP FAS 157-4”). FSP FAS 157-4 amends SFAS 157 by providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. The FSP allows quoted prices to be adjusted if it is concluded that a significant decrease in the volume and level of activity for the asset or liability, in relation to normal market activity, has occurred. It also provides management a framework from which to determine whether a transaction is orderly (or not orderly). The FSP also expands disclosures for interim and annual periods to include additional categories for securities within the scope of SFAS 115 (as amended by FSP FAS 115-2). FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permissible for interim reporting periods ending after March 15, 2009 as long as FSP FAS 115-2 is also early adopted. The FHLBank elected to early adopt FSP FAS 157-4 effective January 1, 2009. The adoption of this FSP resulted in increased financial disclosures but did not have a material impact on our financial condition, results of operations or cash flows.

NOTE 3 – TRADING SECURITIES

Major Security Types: Trading securities as of March 31, 2009 and December 31, 2008 are summarized in the following table (in thousands):

	Estimated Fair Values
	March 31, 2009	December 31, 2008
Certificates of deposit	$0	$1,571,449
Commercial paper	2,987,987	673,435
FHLBank[1] obligations	309,277	316,618
Fannie Mae[2] obligations	398,653	403,027
Freddie Mac[2] obligations	997,826	1,009,074
Subtotal	4,693,743	3,973,603
Residential mortgage-backed securities:
Fannie Mae[2]	400,498	399,863
Freddie Mac[2]	273,427	277,278
Ginnie Mae[3]	1,954	1,956
Residential mortgage-backed securities	675,879	679,097
TOTAL	$5,369,622	$4,652,700

[1]	See Note 16 for transactions with other FHLBanks.
[2]
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government sponsored enterprises (GSEs). Both entities were placed into conservatorship by the Federal Housing Finance Agency (Finance Agency) on September 7, 2008.

[3]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of March 31, 2009 and December 31, 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009	December 31, 2008
Due in one year or less	$2,987,987	$2,244,884
Due after one year through five years	618,898	446,071
Due after five years through 10 years	1,086,858	1,282,648
Due after 10 years	0	0
Subtotal	4,693,743	3,973,603
Residential mortgage-backed securities	675,879	679,097
TOTAL	$5,369,622	$4,652,700

For securities held as of March 31, 2009, the unrealized net gain (loss) on trading securities during the three-month periods ended March 31, 2009 and 2008 included a net gain (loss) of $11,398,000 and $12,125,000, respectively.

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of March 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Values
Certificates of deposit	$150,000	$0	$150,000	$135	$0	$150,135
State or local housing agency obligations	146,182	0	146,182	581	780	145,983
Subtotal	296,182	0	296,182	716	780	296,118
Mortgage-backed securities:
Fannie Mae residential[1]	3,229,709	0	3,229,709	8,074	55,169	3,182,614
Freddie Mac residential[1]	3,214,940	0	3,214,940	12,392	49,551	3,177,781
Ginnie Mae residential[2]	36,337	0	36,337	1,775	217	37,895
Private-label mortgage-backed securities:
Residential loans	2,426,618	1,575	2,428,193	480	329,158	2,099,515
Commercial loans	40,169	0	40,169	0	2,790	37,379
Home equity loans	2,295	2,459	4,754	0	2,384	2,370
Manufactured housing loans	511	0	511	0	8	503
Mortgage-backed securities	8,950,579	4,034	8,954,613	22,721	439,277	8,538,057
TOTAL	$9,246,761	$4,034	$9,250,795	$23,437	$440,057	$8,834,175

[1]	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2008 are summarized in the following table (in thousands):

	Amortized Cost[4]	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Values
Certificates of deposit	$760,000	$985	$0	$760,985
Commercial paper	737,271	1,496	0	738,767
State or local housing agency obligations	155,247	701	561	155,387
Subtotal	1,652,518	3,182	561	1,655,139
Mortgage-backed securities:
Fannie Mae[1]	3,354,012	4,566	107,773	3,250,805
Freddie Mac[1]	3,388,254	7,831	109,019	3,287,066
Ginnie Mae[2]	37,663	1,496	278	38,881
Other[3]	2,618,450	813	396,562	2,222,701
Mortgage-backed securities	9,398,379	14,706	613,632	8,799,453
TOTAL	$11,050,897	$17,888	$614,193	$10,454,592

1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Primarily consists of private-label mortgage-backed securities.
4	At December 31, 2008, carrying value is equivalent to amortized cost.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of March 31, 2009. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses
State or local housing agency obligations	$36,704	$775	$825	$5	$37,529	$780
Subtotal	36,704	775	825	5	37,529	780
Mortgage-backed securities:
Fannie Mae residential[1]	1,834,913	27,561	1,085,398	27,608	2,920,311	55,169
Freddie Mac residential[1]	1,805,699	29,052	943,779	20,499	2,749,478	49,551
Ginnie Mae residential[2]	2,115	21	7,316	196	9,431	217
Private-label mortgage-backed securities:
Residential loans	44,708	8,953	1,986,166	320,205	2,030,874	329,158
Commercial loans	0	0	37,379	2,790	37,379	2,790
Home equity loans	0	0	2,370	2,384	2,370	2,384
Manufactured housing loans	0	0	503	8	503	8
Mortgage-backed securities	3,687,435	65,587	4,062,911	373,690	7,750,346	439,277
TOTAL TEMPORARILY IMPAIRED SECURITIES	$3,724,139	$66,362	$4,063,736	$373,695	$7,787,875	$440,057

1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2008. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses
State or local housing agency obligations	$37,170	$554	$1,363	$7	$38,533	$561
Subtotal	37,170	554	1,363	7	38,533	561
Mortgage-backed securities:
Fannie Mae[1]	2,005,650	65,252	875,306	42,521	2,880,956	107,773
Freddie Mac[1]	2,050,859	65,383	853,049	43,636	2,903,908	109,019
Ginnie Mae[2]	9,726	278	0	0	9,726	278
Other[3]	1,109,510	171,665	1,064,388	224,897	2,173,898	396,562
Mortgage-backed securities	5,175,745	302,578	2,792,743	311,054	7,968,488	613,632
TOTAL TEMPORARILY IMPAIRED SECURITIES	$5,212,915	$303,132	$2,794,106	$311,061	$8,007,021	$614,193

[1]	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.
[3]	Primarily consists of private-label mortgage-backed securities.

Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment security holdings for OTTI on at least a quarterly basis, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. As part of this process, if the fair value of a security is less than its amortized cost basis, the FHLBank considers its intent to sell the debt security and whether it is more likely than not that the FHLBank will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an OTTI in earnings equal to the entire difference between the debt security’s amortized cost and its fair value at the balance sheet date. For securities that meet neither of these conditions and their fair value is less than the amortized cost basis, the FHLBank performs an analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the FHLBank uses indicators, or “screens,” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the Agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of Agency MBS; the underlying type of collateral; the duration and level of the unrecognized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as FICO credit scores, delinquency rates and the security’s performance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the FHLBank identifies individual securities which are subjected to a detailed cash flow analysis using models to determine the cash flows that are likely to be collected. At-risk securities are evaluated by estimating projected cash flows that the FHLBank is likely to collect based upon a careful assessment of all available information about each individual security. This assessment is made considering, the structure of the security including the level of credit support and the remaining payment terms of the security as well as making certain assumptions about the future performance of the security based upon such factors as prepayment speeds, default rates, loss severity, expected housing price changes and interest rate assumptions in order to determine whether the FHLBank will recover the entire amortized cost of the security. The loan level cash flows and losses were allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security. In performing a detailed analysis of each at-risk security based upon these factors, the FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.

As a result of these security-level evaluations, the FHLBank determined that six private-label MBS were other-than-temporarily impaired as of March 31, 2009 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. These securities included the five private-label MBS that had previously been identified as other-than-temporarily impaired in 2008 and one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter 2009. For the newly identified private-label MBS, the FHLBank recognized an OTTI charge of $41,000 related to estimated credit losses on this security. This OTTI charge is reported on the Statements of Income as “Net other-than-temporary impairment losses on held-to-maturity securities” and an OTTI amount related to non-credit losses of $1,018,000, which is reported on the Statements of Income as “Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income.” The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described in the previous paragraph. The OTTI amount recognized in other comprehensive income is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the six OTTI securities.

The FHLBank recognized an OTTI on its held-to-maturity securities, based on the FHLBank’s impairment analysis of its investment portfolio at March 31, 2009, as follows (amounts in thousands):

	Balance as of March 31, 2009				Three-month Period Ended March 31, 2009
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Fair Value	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label mortgage-backed securities:
Home equity loans	$1,680	$1,639	$1,018	$621	$41	$1,018	$1,059

The following table presents a roll-forward of OTTI activity related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in other comprehensive income (amounts in thousands):

	Three-month Period Ended March 31, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period[1]	$1,424	$3,349	$4,773
Additional charge on a security for which OTTI was not previously recognized	41	1,018	1,059
Accretion of credit component of OTTI[2]	(26)	-	(26)
Amortization of OTTI related to all other factors	-	(333)	(333)
Balance, end of period	$1,439	$4,034	$5,473
__________
[1]
The FHLBank adopted FSP FAS 115-2 as of January 1, 2009 and recognized the cumulative effect of initially applying FSP FAS 115-2, totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to accumulated other comprehensive income.

[2]
The FHLBank accretes the credit component based on estimated cash flows prospectively up to the amount of expected principal to be written off. The discounted cash flows will increase from the discounted loss value to the ultimate principal to be written off at the projected date of loss. If the expected cash flows improve, the amount of expected loss decreases which causes a corresponding decrease in the calculated accretion. Based on the level of improvement in the cash flows, the accretion is a positive adjustment to income for the three-month period ending March 31, 2009.

The remainder of the FHLBank’s held-to-maturity securities portfolio that has not been designated as other-than-temporarily impaired has experienced significant unrecognized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor it is more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of March 31, 2009 and December 31, 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009			December 31, 2008
	Amortized Cost	Carrying Value	Estimated Fair Values	Amortized Cost[1]	Estimated Fair Values
Due in one year or less	$160,000	$160,000	$160,472	$1,507,271	$1,510,033
Due after one year through five years	75	75	76	120	123
Due after five years through 10 years	1,035	1,035	1,049	1,320	1,339
Due after 10 years	135,072	135,072	134,521	143,807	143,644
Subtotal	296,182	296,182	296,118	1,652,518	1,655,139
Mortgage-backed securities	8,954,613	8,950,579	8,538,057	9,398,379	8,799,453
TOTAL	$9,250,795	$9,246,761	$8,834,175	$11,050,897	$10,454,592

[1]	At December 31, 2008, carrying value is equivalent to amortized cost.

The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $12,862,000 and $16,504,000 as of March 31, 2009 and December 31, 2008, respectively. Other investments included net discounts of $0 and $2,728,000 as of March 31, 2009 and December 31, 2008, respectively.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$65,197	$1,416,333
Variable rate	230,985	236,185
Subtotal	296,182	1,652,518

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	833	923
Variable rate	9,192	9,666
Collateralized mortgage obligations:
Fixed rate	2,631,075	2,793,227
Variable rate	6,313,513	6,594,563
Subtotal	8,954,613	9,398,379
TOTAL	$9,250,795	$11,050,897

NOTE 5 – ADVANCES

Redemption Terms: As of March 31, 2009 and December 31, 2008, the FHLBank had advances outstanding at interest rates ranging from zero percent to 8.64 percent at both period ends as summarized in the following table (in thousands):

	March 31, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,103,705	1.49%	$18,047,311	1.36%
Due after one year through two years	2,929,943	3.65	3,443,180	4.24
Due after two years through three years	1,933,829	3.68	1,788,559	3.94
Due after three years through four years	1,314,568	3.54	1,066,763	4.03
Due after four years through five years	1,433,048	3.47	1,460,101	3.51
Thereafter	8,608,832	2.74	9,178,873	2.84
Total par value	26,323,925	2.51%	34,984,787	2.34%
Discounts on HCD advances	(37)		(37)
Premiums on other advances	0		52
Discounts on other advances	(44,911)		(13,812)
SFAS 133 fair value adjustments[1]	735,819		848,684
TOTAL	$27,014,796		$35,819,674

[1]
See Note 7 for a discussion of (1) the FHLBank’s objectives for using derivatives, (2) the types of assets and liabilities hedged, and (3) the accounting for derivatives and the related assets and liabilities hedged.

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2009 and December 31, 2008, include callable advances totaling $5,179,625,000 and $6,395,434,000, respectively. Of these callable advances, there were $5,163,055,000 and $6,324,845,000 of variable rate advances as of March 31, 2009 and December 31, 2008, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	March 31, 2009	December 31, 2008
Due in one year or less	$14,621,208	$23,371,131
Due after one year through two years	2,418,980	2,903,380
Due after two years through three years	1,712,105	1,507,000
Due after three years through four years	1,195,426	956,320
Due after four years through five years	1,320,501	1,438,854
Thereafter	5,055,705	4,808,102
TOTAL PAR VALUE	$26,323,925	$34,984,787

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of March 31, 2009 and December 31, 2008, included convertible advances totaling $5,558,922,000 and $5,759,422,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	March 31, 2009	December 31, 2008
Due in one year or less	$14,152,413	$22,092,269
Due after one year through two years	2,665,002	3,179,739
Due after two years through three years	1,549,518	1,597,048
Due after three years through four years	923,119	684,963
Due after four years through five years	1,560,298	1,459,026
Thereafter	5,473,575	5,971,742
TOTAL PAR VALUE	$26,323,925	$34,984,787

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Par amount of advances:
Fixed rate	$19,663,486	74.7%	$20,258,429	57.9%
Variable rate	6,660,439	25.3	14,726,358	42.1
TOTAL	$26,323,925	100.0%	$34,984,787	100.0%

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

The following table presents information as of March 31, 2009 and December 31, 2008 on mortgage loans held for portfolio (in thousands):

	March 31, 2009	December 31, 2008
Real Estate
Fixed rate, medium-term[1], single-family mortgages	$823,921	$808,298
Fixed rate, long-term, single-family mortgages	2,287,324	2,212,249
Total par value	3,111,245	3,020,547
Premiums	16,973	16,985
Discounts	(11,291)	(11,666)
Deferred loan costs, net	783	812
SFAS 133 fair value adjustments[2]	(3,020)	(1,989)
Total before Allowance for Credit Losses on Mortgage Loans	3,114,690	3,024,689
Allowance for Credit Losses on Mortgage Loans	(889)	(884)
MORTGAGE LOANS, NET	$3,113,801	$3,023,805

[1]	Medium-term defined as a term of 15 years or less.
[2]
See Note 7 for a discussion of (1) the FHLBank’s objectives for using derivatives, (2) the types of assets and liabilities hedged, and (3) the accounting for derivatives and the related assets and liabilities hedged.

The par value of mortgage loans held for portfolio outstanding at March 31, 2009 and December 31, 2008 was comprised of government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) loans totaling $218,646,000 and $195,619,000, respectively, and conventional, size-conforming mortgage loans totaling $2,892,599,000 and $2,824,928,000, respectively.

The allowance for credit losses on mortgage loans for the three-months ended March 31, 2009 and 2008, respectively, was as follows (in thousands):

	Three-month period ended
	March 31, 2009	March 31, 2008
Balance, beginning of period	$884	$844
Provision for credit losses on mortgage loans	10	9
Charge-offs	(5)	(11)
Balance, end of period	$889	$842

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. At March 31, 2009 and December 31, 2008, the FHLBank had no recorded investments in impaired mortgage loans.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $474,000 and $586,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: The FHLBank enters into various types of derivatives to manage its exposure to changes in interest rates.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, or benchmark rate (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.” Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as an adjustment to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments.

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

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s Risk Management Policy (RMP). These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivative that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged asset, liability or firm commitment being recorded simultaneously in income. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income (loss) as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income (loss). Therefore, both the net interest on the stand-alone derivative and the fair value changes are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

The most common ways in which the FHLBank uses derivatives are to:
▪	Reduce the interest rate sensitivity and repricing gaps of assets and liabilities;
▪	Reduce funding costs by combining an interest rate swap with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;
▪
Preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation used to fund the advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;

▪	Mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities; and
▪	Manage embedded options in assets and liabilities.

Types of Derivatives: The FHLBank’s RMP establishes guidelines for its use of derivatives. The FHLBank commonly enters into interest rate swaps (including callable and putable swaps), swaptions, and interest rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates.

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received by the FHLBank in most derivative agreements is the London Interbank Offered Rate (LIBOR). Interest rate swaps are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

Swaptions – A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the FHLBank against future interest rate changes. The FHLBank purchases both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date. Premiums paid to acquire swaptions are accounted for at the fair value of the derivative at inception of the hedge and are reported in derivative assets or derivative liabilities on the Statements of Condition. Premiums paid are considered the fair value of the swaption at inception of the hedge.

Interest Rate Caps and Floors – In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. The FHLBank uses interest rate caps and floors to hedge option risk on the MBS held in the FHLBank’s held-to-maturity portfolio and to hedge embedded caps or floors in the FHLBank’s advances. Premiums paid to acquire caps or floors are accounted for at the fair value of the derivative at inception of the hedge and are reported in derivative assets or derivative liabilities on the Statements of Condition. Premiums paid are considered the fair value of the cap or floor at inception of the hedge.

Hedging Activities: The FHLBank documents all hedging relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and/or liabilities on the Statements of Condition; (2) firm commitments; or (3) forecasted transactions. The FHLBank formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its hedging relationships.

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

When fixed rate advances are issued to one or more borrowers, the FHLBank can either fund the advances with fixed rate consolidated obligations with the same tenor or simultaneously enter into a matching derivative in which the counterparty receives fixed cash flows from the FHLBank designed to mirror in timing and amount the cash inflows the FHLBank receives on the advance. Such transactions are designated as fair value hedges under SFAS 133. In this type of transaction, the FHLBank typically receives from the derivative counterparty a variable cash flow that closely matches the interest payments on short-term discount notes or swapped consolidated obligation bonds.

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

Investments – The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives currently associated with investment securities are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income (loss) on the Statements of Income. The hedged investment securities are classified as “trading” with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income (loss) on the Statements of Income.

Interest rate caps and floors, swaptions and callable swaps may also be used to hedge prepayment and option risk on the MBS held in the FHLBank’s trading and held-to-maturity portfolios. Most of these derivatives are purchased interest rate caps that hedge interest rate caps embedded in the FHLBank’s trading and held-to-maturity variable rate Agency MBS. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its Risk Management Policy. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk at March 31, 2009.

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

At March 31, 2009 and December 31, 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $111,900,000 and $112,688,000, respectively. These totals include $46,252,000 and $25,704,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $104,400,000 and $78,162,000 as collateral as of March 31, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $39,469,000 and $44,112,000 as of March 31, 2009 and December 31, 2008, respectively. The counterparty was the same as of March 31, 2009 and December 31, 2008. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of March 31, 2009, is indicated in the following table (in thousands):

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$2,546	$5,946	$98,160	$5,248	$111,900
Cash collateral held[2]	0	0	96,365	0	96,365
Net positive exposure after cash collateral	2,546	5,946	1,795	5,248	15,535
Other collateral	0	0	0	5,248	5,248
Net exposure after collateral	$2,546	$5,946	$1,795	$0	$10,287

Notional amount	$366,450	$11,164,617	$21,477,611	$228,432	$33,237,110

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

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by a major credit rating agency, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on it Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of March 31, 2009 was $547,807,000 for which the FHLBank has posted collateral with a fair value of $179,630,000 in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $251,045,000 of collateral to its derivative counterparties at March 31, 2009. However, the FHLBank’s credit rating has not changed in the previous twelve months.

The FHLBank transacts a significant portion of its derivatives with major banks and primary broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. No single entity dominates the FHLBank’s derivatives business. Assets pledged as collateral by the FHLBank to these counterparties are discussed more fully in Note 14. The FHLBank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

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

As of March 31, 2009 and December 31, 2008, the notional principal of derivative agreements in which the FHLBank is an intermediary was $246,594,000 and $218,587,000, respectively.

Financial Statement Impact and Additional Financial Information: The notional amount of derivatives reflects the volume of the FHLBank’s hedges, but it does not measure the credit exposure of the FHLBank because there is no principal at risk. The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative, gains and losses by hedged item for fair value hedges, and the notional and estimated fair values by type of hedge and type of derivative.

For the three-month periods ended March 31, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ended
	March 31, 2009	March 31, 2008
Derivatives and hedge items in SFAS 133 fair value hedging relationships:
Interest rate swaps	$3,003	$(495)
Interest rate caps/floors	(3)	0
Total net gain (loss) related to fair value hedge ineffectiveness	3,000	(495)

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest rate swaps	30,824	(36,594)
Interest rate caps/floors	(196)	6,781
Net interest settlements	(14,375)	(4,087)
Mortgage delivery commitments	517	(263)
Intermediary transactions:
Interest rate swaps	(7)	7
Interest rate caps/floors	7	0
Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	16,770	(34,156)

Net gains (losses) in derivatives and hedging activities	$19,770	$(34,651)

In accordance with SFAS 133, the FHLBank carries derivative instruments at fair value on the Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended March 31, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month period ended
	March 31, 2009				March 31, 2008
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Advances	$101,558	$(107,669)	$(6,111)	$(62,346)	$(253,638)	$252,223	$(1,415)	$(11,602)
Consolidated obligation bonds	(68,236)	76,204	7,968	84,131	249,583	(248,663)	920	65,322
Consolidated obligation discount notes	(114)	1,257	1,143	1,780	0	0	0	0
TOTAL	$33,208	$(30,208)	$3,000	$23,565	$(4,055)	$3,560	$(495)	$53,720

There were no amounts for the three-month periods ended March 31, 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2009, no amounts relating to hedging activities remain in accumulated other comprehensive income.

The FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty under FIN No. 39, Offsetting of Amounts Related to Certain Contracts an interpretation of APB Opinion No. 10 and FASB Statement No. 105 (herein referred to as FIN 39). Due to the application of FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39 (herein referred to as “FSP FIN 39-1”), derivative assets and liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties. Therefore, an individual derivative may be in an asset position [counterparty would owe the FHLBank the current fair value (fair value includes net accrued interest receivable or payable on the derivative) if the derivative was settled as of the Statement of Condition date] but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted under FIN 39 by counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the counterparty the fair value if settled as of the Statements of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting. The following table represents outstanding notional balances and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation at March 31, 2009 (in thousands):

	March 31, 2009
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Fair value hedges:
Interest rate swaps	$10,871,363	$441,158	$11,040,191	$(729,349)	$4,119,375	$34,733	$17,792,179	$(322,924)
Interest rate caps/floors	18,000	262	72,000	(202)	7,000	105	83,000	(45)
Total fair value hedges	10,889,363	441,420	11,112,191	(729,551)	4,126,375	34,838	17,875,179	(322,969)

Economic hedges:
Interest rate swaps	2,603,297	20,932	1,851,390	(233,560)	923,297	5,250	3,531,390	(217,878)
Interest rate caps/floors	6,083,733	64,321	592,000	(304)	1,898,000	12,840	4,777,733	51,177
Mortgage delivery commitments	51,835	281	53,301	(210)	51,835	281	53,301	(210)
Total economic hedges	8,738,865	85,534	2,496,691	(234,074)	2,873,132	18,371	8,362,424	(166,911)

TOTAL	$19,628,228	$526,954	$13,608,882	$(963,625)	$6,999,507	$53,209	$26,237,603	$(489,880)

Total derivative fair value						$53,209		$(489,880)
Fair value of cash collateral delivered to counterparty						0		179,630
Fair value of cash collateral received from counterparty[1]						(37,674)		(66,726)
NET DERIVATIVE FAIR VALUE						$15,535		$(376,976)

[1]
The FHLBank held cash with a fair value of $104,400,000 as collateral as of March 31, 2009. Derivative fair values are netted by counterparty where such legal right exists and offset against fair value amounts recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as a derivative asset and, if negative, a derivative liability. Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and when the collateral is actually received. Likewise, there is a lag time for excess collateral to be returned. Excess collateral held by the FHLBank at March 31, 2009 resulted in positive exposure (fair value plus net accrued interest) with two counterparties being recorded as derivative liabilities.

The following table represents outstanding notional balances and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation at December 31, 2008 (in thousands):

	December 31, 2008
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Fair value hedges:
Interest rate swaps	$14,306,274	$492,504	$11,251,586	$(841,980)	$6,540,503	$174,574	$19,017,357	$(524,050)
Interest rate caps/floors	43,000	348	52,000	(233)	35,000	(126)	60,000	241
Total fair value hedges	14,349,274	492,852	11,303,586	(842,213)	6,575,503	174,448	19,077,357	(523,809)

Economic hedges:
Interest rate swaps	779,293	15,599	1,854,328	(265,804)	1,280,000	(81,956)	1,353,621	(168,249)
Interest rate caps/floors	6,023,733	63,825	732,000	(12)	1,770,000	20,163	4,985,733	43,650
Mortgage delivery commitments	7,622	33	116,801	(1,572)	7,622	33	116,801	(1,572)
Total economic hedges	6,810,648	79,457	2,703,129	(267,388)	3,057,622	(61,760)	6,456,155	(126,171)

TOTAL	$21,159,922	$572,309	$14,006,715	$(1,109,601)	$9,633,125	$112,688	$25,533,512	$(649,980)

Total derivative fair value						$112,688		$(649,980)
Fair value of cash collateral delivered to counterparty						0		245,624
Fair value of cash collateral received from counterparty						(78,162)		0
NET DERIVATIVE FAIR VALUE						$34,526		$(404,356)
NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and as provided by the Federal Home Loan Bank Act of 1932 (Bank Act) or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. Prior to 2009, each FHLBank specified the amount of debt it wanted the Office of Finance to issue on its behalf. During December 2008, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds during 2009. As part of this process, management from each of the FHLBanks determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of 8 of the 12 FHLBanks. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,101,653	2.12%	$8,044,892	3.19%
Due after one year through two years	5,681,259	2.79	6,109,694	2.73
Due after two years through three years	1,968,620	3.91	2,205,320	4.13
Due after three years through four years	1,700,300	3.89	1,452,300	4.51
Due after four years through five years	1,872,000	3.99	2,237,000	4.10
Thereafter	4,350,500	5.11	6,971,000	5.78
Total par value	26,674,332	3.13%	27,020,206	3.98%
Premiums	17,244		18,761
Discounts	(14,623)		(15,108)
SFAS 133 fair value adjustments[1]	322,196		397,775
TOTAL	$26,999,149		$27,421,634

[1]
See Note 7 for a discussion of (1) the FHLBank’s objectives for using derivatives, (2) the types of assets and liabilities hedged, and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2009 and December 31, 2008 includes callable bonds totaling $6,134,500,000 and $9,850,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 3 and 4) and MPF mortgage loans (Note 6). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity of Next Call Date	March 31, 2009	December 31, 2008
Due in one year or less	$15,431,153	$15,299,892
Due after one year through two years	5,386,259	5,984,694
Due after two years through three years	1,288,620	1,460,320
Due after three years through four years	1,295,300	757,300
Due after four years through five years	1,412,000	1,657,000
Thereafter	1,861,000	1,861,000
TOTAL PAR VALUE	$26,674,332	$27,020,206

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Par value of consolidated obligation bonds:
Fixed rate	$19,983,125	$20,121,025
Variable rate	6,042,500	3,532,500
Step ups	410,000	990,000
Range bonds	237,000	2,375,000
Zero coupon	1,707	1,681
TOTAL PAR VALUE	$26,674,332	$27,020,206

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
March 31, 2009	$20,444,294	$20,464,373	0.58%

December 31, 2008	$26,261,411	$26,317,524	1.23%

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

The following table details the change in the AHP liability for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three-month period ended
	March 31, 2009	March 31, 2008
Appropriated and reserved AHP funds as of the beginning of the period	$27,707	$41,357
AHP set aside based on current year income	6,796	2,648
Direct grants disbursed	(1,843)	(3,980)
Recaptured funds[1]	71	67
Appropriated and reserved AHP funds as of the end of the period	$32,731	$40,092

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

The following table details the change in the REFCORP liability for the three-month periods ended March 31, 2009 and 2008 (in thousands):

	Three-month period ended
	March 31, 2009	March 31, 2008
REFCORP (receivable) obligation as of the beginning of the period	$(16,015)	$11,067
REFCORP assessments	15,216	5,897
REFCORP payments	0	(11,808)
REFCORP (receivable) obligation as of the end of the period	$(799)	$5,156

NOTE 11 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,292,885	$1,568,295	$1,389,373	$1,763,395
Total capital-to-asset ratio	4.0%	4.2%	4.0%	4.2%
Total capital	$2,076,911	$2,176,002	$2,342,249	$2,432,063
Leverage capital ratio	5.0%	5.7%	5.0%	5.7%
Leverage capital	$2,596,139	$2,960,150	$2,927,812	$3,313,760

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three-month periods ended March 31, 2009 and 2008 (in thousands).

	Three-month period ended
	March 31, 2009	March 31, 2008
Balance at beginning of period	$34,806	$36,147
Capital stock subject to mandatory redemption reclassified from equity during the period	446,887	503,548
Redemption or repurchase of mandatorily redeemable capital stock during the period	(452,281)	(504,589)
Stock dividend classified as mandatorily redeemable capital stock during the period	291	242
Balance at end of period	$29,703	$35,348

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three-month periods ended March 31, 2009 and 2008, were (in thousands):

	Three-month period ended
	March 31, 2009	March 31, 2008
Service cost	$60	$66
Interest cost	98	91
Amortization of prior service cost	(2)	(7)
Amortization of net loss	50	55
NET PERIODIC POSTRETIREMENT BENEFIT COST	$206	$205

NOTE 13 – ESTIMATED FAIR VALUES

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

Fair Value on a Recurring Basis. The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition at March 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,987,987	$0	$2,987,987	$0	$0
FHLBank[1] obligations	309,277	0	309,277	0	0
Fannie Mae[2] obligations	398,653	0	398,653	0	0
Freddie Mac[2] obligations	997,826	0	997,826	0	0
Subtotal	4,693,743	0	4,693,743	0	0
Residential mortgage-backed securities:
Fannie Mae[2]	400,498	0	400,498	0	0
Freddie Mac[2]	273,427	0	273,427	0	0
Ginnie Mae[3]	1,954	0	1,954	0	0
Residential mortgage-backed securities	675,879	0	675,879	0	0
Trading securities	5,369,622	0	5,369,622	0	0

Derivative fair value	111,900	0	65,648	0	46,252
Net cash collateral (received) delivered	(96,365)	0	0	0	(96,365)
Derivative assets	15,535	0	65,648	0	(50,113)

TOTAL ASSETS MEASURED AT FAIR VALUE	$5,385,157	$0	$5,435,270	$0	$(50,113)

Derivative fair value	$548,571	$0	$570,087	$0	$(21,516)
Net cash collateral received (delivered)	(171,595)	0	0	0	(171,595)
Derivative liabilities	376,976	0	570,087	0	(193,111)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$376,976	$0	$570,087	$0	$(193,111)

[1]	See Note 16 for transactions with other FHLBanks.
[2]	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[3]	Ginnie Mae securities are guaranteed by the U.S. government.

The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition at December 31, 2008 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Trading securities	$4,652,700	$0	$4,652,700	$0	$0

Derivative fair value	112,688	0	86,983	0	25,705
Net cash collateral (received) delivered	(78,162)	0	0	0	(78,162)
Derivative assets	34,526	0	86,983	0	(52,457)

TOTAL ASSETS MEASURED AT FAIR VALUE	$4,687,226	$0	$4,739,683	$0	$(52,457)

Derivative fair value	$649,980	$0	$694,669	$0	$(44,689)
Net cash collateral received (delivered)	(245,624)	0	0	0	(245,624)
Derivative liabilities	404,356	0	694,669	0	(290,313)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$404,356	$0	$694,669	$0	$(290,313)

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis at Level 3 fair value at March 31, 2009.

Fair Value on a Nonrecurring Basis. The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment).

In accordance with the provisions of SFAS 115, as amended by FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FSP FAS 115-2, the FHLBank recognized an OTTI charge of $41,000 related to estimated credit losses and an OTTI amount related to non-credit losses of $1,018,000 during the three-month period ended March 31, 2009 as further described in Note 4. The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded, and the total change in value of these securities for which a fair value adjustment has been included in the Statements of Income (in thousands):

	Fair Value Measurements as of March 31, 2009				Three-month period ended March 31, 2009
	Total	Level 1	Level 2	Level 3	OTTI Related to Credit Loss	OTTI Related to All Other Factors	Total OTTI
Held-to-maturity securities:
Home equity loans	$621	$0	$0	$621	$41	$1,018	$1,059

In accordance with the provisions of SFAS 115, as amended by FSP No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the FHLBank recognized an other-than-temporary impairment charge as of December 31, 2008. The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value was recorded (in thousands):

	Fair Value Measurements at December 31, 2008
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities	$3,218	$0	$0	$3,218

There were no investments measured at fair value on a nonrecurring basis as of March 31, 2008. Consequently, no fair value adjustments of a nonrecurring nature were included in the Statements of Income for the three-month period ended March 31, 2008.

Estimated Fair Values. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of March 31, 2009 and December 31, 2008. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

Fannie Mae obligations and Freddie Mac obligations
Fair value is derived from market trades or quotes for similar securities or estimated cash flows incorporating estimates of future interest rate volatility, if applicable, and discounted using the estimated replacement rate based upon tenor for issuing debt for Fannie Mae and Freddie Mac.

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

Advances: The estimated fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. The discount rate used in the variable rate advance calculations was current LIBOR. The discount rates used in the fixed rate advance calculations were the replacement advance rates with no distinction for volume discounts.

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

Commitments to Extend Credit: The estimated fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. In accordance with SFAS 149, certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Their estimated fair values were negligible as of March 31, 2009 and December 31, 2008.

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

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of March 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$76	$0	$76

Interest-bearing deposits	6,610,964	0	6,610,964

Federal funds sold	365,000	(31)	364,969

Trading securities	5,369,622	0	5,369,622

Held-to-maturity securities	9,246,761	(412,586)	8,834,175

Advances	27,014,796	137,224	27,152,020

Mortgage loans held for portfolio, net of allowance	3,113,801	102,786	3,216,587

Accrued interest receivable	105,360	0	105,360

Derivative assets	15,535	0	15,535

Liabilities:
Deposits	1,644,993	(438)	1,645,431

Consolidated obligation discount notes	20,444,294	(205,131)	20,649,425

Consolidated obligation bonds	26,999,149	(273,275)	27,272,424

Mandatorily redeemable capital stock	29,703	0	29,703

Accrued interest payable	212,598	0	212,598

Derivative liabilities	376,976	0	376,976

Other Asset (Liability):
Standby letters of credit	(1,302)	0	(1,302)

Standby credit facility	(581)	0	(581)

Standby bond purchase agreements	(21)	1,504	1,483

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As described in Note 8, as provided by the Bank Act or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,088,240,361,000 and $1,198,203,815,000 as of March 31, 2009 and December 31, 2008, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45.

FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, Accounting for Contingencies. Based upon the creditworthiness of the other FHLBanks at March 31, 2009, FHLBank Topeka believes that a loss accrual is not necessary at this time.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing and Economic Recovery Act (Recovery Act). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered obligations with the same joint and several liability as all other consolidated obligations. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a weekly list of eligible advance collateral based upon the Lending Agreement. As of March 31, 2009, the FHLBank had provided the U.S. Treasury with a listing of potential advance collateral amounting to $9,306,838,000. The amount of collateral can be expanded or contracted (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of MBS issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established through the Federal Reserve Bank of New York for the benefit of the Treasury. As of March 31, 2009, no FHLBank had drawn on this available source of liquidity.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $1,000,000,000 at March 31, 2009 and December 31, 2008. SCF commitments are executed for members for a fee and are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2009, outstanding standby letters of credit totaled $2,804,891,000 and had original terms of six days to seven years with a final expiration in 2013. As of December 31, 2008, outstanding standby letters of credit totaled $2,751,362,000 and had original terms of seven days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,302,000 and $1,321,000 at March 31, 2009 and December 31, 2008, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $122,852,000 and $141,357,000 at March 31, 2009 and December 31, 2008, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $71,000 and $(1,539,000) at March 31, 2009 and December 31, 2008, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,296,861,000 and $1,311,906,000 at March 31, 2009 and December 31, 2008, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2009 and 2008.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of March 31, 2009 and December 31, 2008, the FHLBank had delivered cash with a book value of $179,600,000 and $245,600,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of March 31, 2009 and December 31, 2008 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

March 31, 2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.2%	$244,779	18.0%	$245,779	12.5%

December 31, 2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
U.S. Central Federal Credit Union[1]	KS	$1,000	0.2%	$269,760	16.8%	$270,760	11.9%
MidFirst Bank	OK	2,600	0.4	259,695	16.2	262,295	11.5
Total		$3,600	0.6%	$529,455	33.0%	$533,055	23.4%

[1]	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2009 and December 31, 2008 are summarized in the following table (in thousands). Information is only listed for the year in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits[1]	Percent of Total	Outstanding Deposits[1]	Percent of Total
MidFirst Bank	$4,791,000	18.2%	$5,019,600	14.3%	$1,360	0.1%	$940	0.1%
U.S. Central Federal Credit Union[2]			5,370,000	15.4			40	0.0
TOTAL	$4,791,000	18.2%	$10,389,600	29.7%	$1,360	0.1%	$980	0.1%

[1]	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.
[2]	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Neither U.S. Central Federal Credit Union nor MidFirst Bank originated mortgage loans for or sold mortgages into the MPF program during the three-month period ended March 31, 2008. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the three-month period ended March 31, 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of March 31, 2009 and December 31, 2008 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	March 31, 2009		December 31, 2008
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$102,886	0.4%	$190,099	0.5%

Deposits	$8,218	0.5%	$18,918	1.1%

Class A Common Stock	$6,456	1.1%	$8,108	1.2%
Class B Common Stock	5,105	0.4	8,571	0.5
Total Capital Stock	$11,561	0.6%	$16,679	0.7%

The following table presents mortgage loans funded or acquired during the three-month periods ended March 31, 2009 and 2008 for members that had an officer or director serving on the FHLBank’s board of directors at March 31, 2009 or 2008 (in thousands).

	Three-month period ended
	March 31, 2009		March 31, 2008
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Mortgage Loans Acquired	$9,434	2.7%	$6,960	4.7%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three-month periods ended March 31, 2009 and 2008 (in thousands). All transactions occurred at market prices.

	Three-month period ended
Business Activity	March 31, 2009	March 31, 2008
Average overnight interbank loan balances to other FHLBanks[1]	$5,522	$2,126
Average overnight interbank loan balances from other FHLBanks[1]	0	5,407
Average deposit balance with FHLBank of Chicago for shared expense transactions[2]	51	0
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	31	26
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	344	250
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	0	106,320
Net premium (discount) on purchases of consolidated obligation issued on behalf of other FHLBanks[4]	0	6,900

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
[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $4,005,000 and $4,070,000 for the three-month periods ended March 31, 2009 and 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of March 31, 2009 and December 31, 2008 and results of operations for the three-month periods ended March 31, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2008.

Overview
The FHLBank Topeka is a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the “FHLBank System.” As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government. The Finance Agency is responsible for ensuring that the FHLBank carries out its housing finance mission, remains adequately capitalized, is capable of raising funds in the capital markets and operates in a safe and sound manner.

The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the MPF Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite the intensifying financial market disruptions that began in the third quarter of 2007 and significant fluctuations in total assets, liabilities and capital during 2008 and into 2009, the FHLBank has been able to: (1) achieve its liquidity, housing finance and community development missions by meeting member credit needs through the offering of advances, MPF and other products; and (2) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	03/31/2009	12/31/2008	09/30/2008	06/30/2008	03/31/2008
Statement of Condition (at period end)
Total assets	$51,922,782	$58,556,231	$64,192,515	$60,915,712	$54,130,059
Investments[1]	21,592,347	19,435,809	22,379,274	20,520,453	20,859,978
Advances	27,014,796	35,819,674	37,443,260	37,543,931	30,522,354
Mortgage loans held for portfolio, net	3,113,801	3,023,805	2,773,079	2,539,954	2,423,620
Deposits	1,644,993	1,703,531	1,540,986	886,632	1,709,705
Consolidated obligations, net[2]	47,443,443	53,683,045	59,385,070	56,955,483	49,668,086
Capital	2,140,301	2,395,245	2,596,847	2,525,346	2,207,497

Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	61,793	34,831	79,356	71,678	61,422
Provision for credit losses on mortgage loans	10	57	66	64	9
Other income (loss)	31,761	(109,486)	(42,020)	2,869	(19,675)
Other expenses	10,668	10,794	9,170	10,432	9,606
Income before assessments	82,876	(85,506)	28,100	64,051	32,132
Assessments	22,012	(22,680)	7,468	17,005	8,545
Net income	60,864	(62,826)	20,632	47,046	23,587

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash[3]	82	82	88	92	83
Dividends paid in stock[3]	10,409	12,013	22,474	20,383	25,065
Class A Stock dividend rate	0.75%	0.75%	1.75%	1.75%	2.75%
Class B Stock dividend rate	2.50%	2.50%	4.75%	4.75%	5.75%
Weighted average dividend rate[4]	2.31%	2.33%	4.40%	4.37%	5.25%
Dividend payout ratio	17.24%	(19.25)%	109.35%	43.52%	106.62%
Return on average equity	10.63%	(9.78)%	3.27%	8.08%	4.12%
Return on average assets	0.44%	(0.41)%	0.14%	0.34%	0.17%
Average equity to average assets	4.14%	4.18%	4.13%	4.16%	4.15%
Net interest margin[5]	0.45%	0.23%	0.52%	0.51%	0.45%
Total capital ratio at period end[6]	4.12%	4.09%	4.05%	4.15%	4.08%
Ratio of earnings to fixed charges[7]	1.41	0.78	1.07	1.18	1.06
__________
[1]	Investments also include interest-bearing deposits and Federal funds sold.
[2]
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 8 to the quarterly financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency, which govern the issuance of debt for the 12 FHLBanks.

[3]
Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as GAAP dividends were $294,000, $65,000, $151,000, $150,000 and $243,000 for the quarters ended March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008, respectively.

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

Quarterly Overview
Total assets decreased during the first three months of 2009 by 11.3 percent to $51.9 billion as of March 31, 2009 from $58.6 billion as of December 31, 2008. Changes in the mix of assets for the three-month period included an $8.8 billion decrease in advances and a $1.8 billion decrease in held-to-maturity securities offset by a $3.3 billion increase in interest-bearing deposits at the Federal Reserve and a $0.7 billion increase in trading securities. The decrease in advances can largely be attributed to U.S. Central Federal Credit Union paying down $5.4 billion during the first quarter of 2009, but the FHLBank experienced a broad-based advance decline as its members dealt with increasing deposits and declining loan demand that reduced member advance demand. U.S. Central Federal Credit Union, the FHLBank’s largest borrower as of December 31, 2008 (see Table 10), was placed into conservatorship by the National Credit Union Administration on March 20, 2009. During the third and fourth quarters of 2008, the FHLBank allowed short-term investments to mature and primarily retained the funds from those maturities in its Federal Reserve Bank account, which provided the FHLBank with an additional source of liquidity and interest income while allowing the FHLBank to reduce its unsecured credit exposure to non-government guaranteed counterparties. The FHLBank began reinvesting in short-term government guaranteed money market investments in the latter part of the fourth quarter 2008 and these securities were classified as trading to enhance the FHLBank’s liquidity position. On the liability side of the balance sheet, discount notes, which are typically used to fund short-term advances and Federal funds sold, decreased by $5.8 billion and longer term consolidated obligation bonds decreased by $0.4 billion. This decrease in discount notes and consolidated obligation bonds corresponds to the decrease in demand for advances.

The FHLBank’s net income for the three-month period ended March 31, 2009 was $60.9 million compared to $23.6 million for the three-month period ended March 31, 2008. The increase was primarily attributable to the following:
▪	$3.4 million decrease in net income related to net gain (loss) on trading securities (decrease income);
▪	$54.4 million increase in net income related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$13.5 million increase in assessments (decrease income).

As indicated above, the increase in net income for the first quarter of 2009 compared to the first quarter of 2008 was mainly due to the positive impact of the $54.4 million increase in net gain (loss) on derivatives and hedging activities offset by the negative impact of the $3.4 million decrease in net gain (loss) on trading securities. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for additional discussion.

The FHLBank’s net interest income increased steadily during the first three quarters of 2008 as net interest spreads, capital and average earning assets all increased. During the fourth quarter 2008, the FHLBank experienced a significant contraction in net interest spreads as it extended the term of its consolidated obligations for liquidity purposes in the midst of rapidly falling interest rates. As a result of this extension of funding, the FHLBank’s assets re-priced faster than liabilities during the fourth quarter and the resulting net interest income decreased significantly. The extension of the terms of borrowings was to increase liquidity in order to ensure it could fulfill member needs for liquidity through advances during a period of market turmoil and over the end of the year. During the first quarter of 2009, the debt issued during the fourth quarter matured and the liabilities re-priced down to the current market levels, which allowed net interest spreads to recover from the fourth quarter 2008 levels. At the same time, during the first quarter of 2009 the FHLBank was able to shorten the maturities of its consolidated obligations while continuing to maintain sufficient liquidity to meet all of its liquidity requirements and continuing to ensure it could meet member advance demand. The shortening of liabilities also contributed to the improved net interest income from the fourth quarter of 2008 to the first quarter of 2009.

The significant fluctuations that have occurred in non-interest income are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as required under Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of Effective Date of Financial Accounting Standards Board (FASB) Statement No. 133, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as amended by SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and as amended by SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (herein referred to as “SFAS 133”), as well as the mark-to-market revaluations of trading securities required under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (herein referred to as “SFAS 115”). During the fourth quarter of 2008, net gain (loss) on derivatives and hedging activities was $(215.8) million while net gain (loss) on trading securities was $109.1 million. This resulted in a decrease to net income of $106.7 million, which had a significant impact on the FHLBank’s results of operations and corresponding key ratios for the three-month period ended December 31, 2008. Tables 6 and 7 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) between the three months ended March 31, 2009 and 2008.

The FHLBank’s return on average equity (ROE) increased to 10.63 percent for the first quarter of 2009 compared to 4.12 percent for the same period of 2008. This increase in ROE can be primarily attributed to the increase in net income related to the change in the net gain (loss) on derivatives and hedging activities partially offset by the negative impact of the net gain (loss) on trading securities, discussed previously.

Dividends paid for the first quarter of 2009 were 0.75 percent and 2.50 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was a decrease over dividends paid for the first quarter of 2008 of 2.75 percent and 5.75 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The decrease in dividend rates corresponds with the decrease in short-term interest rates between the periods. The payout ratio decreased from 107 percent during the first quarter of 2008 to 17 percent during the first quarter of 2009. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate and may not correlate with the amount of net income earned during the period because of fluctuations in net gain (loss) on trading securities and net gain (loss) on derivatives and hedging activities for the period, which are typically not considered during the determination of dividend rates for a period. The average overnight Federal funds effective rate for the three-month periods ended March 31, 2009 and 2008 was 0.19 percent and 3.17 percent, respectively (see Table 2). Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

Market Instrument	March 31, 2009 Three-Month Average	March 31, 2008 Three-Month Average	March 31, 2009 Ending Rate	December 31, 2008 Ending Rate	March 31, 2008 Ending Rate
Overnight Federal funds effective/target rate[1]	0.19%	3.17%	0.0 to 0.25%	0.0 to 0.25%	2.25%
FOMC target rate for overnight Federal funds[1]	0.0 to 0.25	3.19	0.0 to 0.25	0.0 to 0.25	2.25
3-month Treasury bill[1]	0.20	2.09	0.21	0.08	1.32
3-month LIBOR[1]	1.24	3.29	1.19	1.43	2.69
2-year U.S. Treasury note[1]	0.89	2.03	0.80	0.77	1.59
5-year U.S. Treasury note[1]	1.75	2.75	1.66	1.55	2.44
10-year U.S. Treasury note[1]	2.70	3.65	2.67	2.21	3.41
30-year residential mortgage note rate[2]	5.02	5.84	4.61	5.03	5.75
__________
[1]	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its March 2009 meeting, the Federal Open Market Committee (FOMC) decided that it would purchase up to $300 billion U.S. Treasury bonds over the next six months. Purchases began on March 25, 2009 and will be concentrated, although not limited, to securities with maturities of two to ten years. Additionally, on March 18, 2009, the FOMC announced the Federal Reserve would purchase an additional $750 million of Agency mortgage-backed securities (MBS), bringing its total purchases of these securities up to $1.25 trillion by the end of 2009. In addition, the FOMC announced the Federal Reserve would increase its purchases of Agency debentures, including those issued by the Federal National Mortgage Association (Fannie Mae), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the FHLBanks, by $100 billion to a total of $200 billion by the end of 2009. In the first quarter of 2009, the Federal Reserve purchased $9.3 billion in FHLBank consolidated obligations. The weighted average maturity year of the consolidated obligations purchased in the first quarter of 2009 was 2012. These actions have helped to stabilize the Treasury, Agency debenture and Agency MBS markets in the first quarter of 2009.

Investors continued to demonstrate risk aversion during the first quarter of 2009 by focusing their investments in high quality, short-term instruments. Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile which has resulted in strong investor demand for FHLBank discount notes and short-term bonds. Because of this strong demand, the cost to issue short-term consolidated obligations remained low throughout the first quarter of 2009. We are unsure how long these low debt issuance costs will persist, however, we anticipate that demand for short-term consolidated obligations will fall and yields rise as investors regain confidence in higher yielding financial instruments and flight-to-quality abates. The relative LIBOR cost on consolidated obligations for terms of two years or greater remains unattractive as a funding source for the FHLBank’s relatively short-dated advance and money market investment portfolios. This is due to a liquidity premium placed on any non-Treasury term debt obligation that is absent in the interest rate swap market.  Because of the short-term maturity of its advances (including long-term adjustable rate advances tied to the FHLBank’s short-term advance rates), the FHLBank continues to fund its advance portfolio with a significant amount of short-term consolidated obligation discount notes. This allows the FHLBank to adjust its balance sheet as advance demand expands and contracts.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income (NII), which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The FHLBank’s NII for the first quarter of 2009 increased slightly over the first quarter of 2008. This increase can be primarily attributed to increased net interest spreads as opposed to changes in volumes or rates. The decrease in the cost of the FHLBank’s liabilities exceeded the decrease in yields on the FHLBank’s interest earning assets when comparing 2009 to 2008 for the three-month periods. See Tables 4 and 5 for further information regarding average balances and yields and changes in interest income.

Net income is subject to volatility not only from changes in the average balance of total assets and interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the first quarter of 2009 compared to the first quarter of 2008 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	For the Three Months Ended March 31, 2009 vs. 2008
	Dollar Change	Percent Change
Total interest income	$(309,236)	(54.1)%
Total interest expense	(309,607)	(60.7)
Net interest income before provision for credit losses on mortgage loans	371	0.6
Provision for credit losses on mortgage loans	1	11.1
Net interest income after provision for credit losses on mortgage loans	370	0.6
Net gain (loss) on trading securities	(3,409)	(25.7)
Net gain (loss) on derivatives and hedging activities	54,421	157.1
Other non-interest income	424	25.0
Total non-interest income	51,436	261.4
Operating expenses	855	10.1
Other non-interest expenses	207	18.6
Total other expenses	1,062	11.1
AHP assessments	4,148	156.6
REFCORP assessments	9,319	158.0
Total assessments	13,467	157.6
Net income	$37,277	158.0%

Net Interest Income – Net interest income increased 0.6 percent from $61.4 million in the first quarter of 2008 to $61.8 million in the first quarter of 2009, while the FHLBank’s net interest margin remained unchanged at 0.45 percent for the quarters ended March 31, 2009 and 2008. A portion of the increase from the first quarter of 2008 to the first quarter of 2009 is attributable to an increase in earning assets as average earning assets increased from $55.2 billion in the first quarter of 2008 to $55.9 billion in the first quarter of 2009. This increase can be primarily attributed to: (1) an increase in the relative size of the FHLBank’s MBS investment portfolio from $7.1 billion as of March 31, 2008 (3.2 times capital) to $9.6 billion as of March 31, 2009 (4.5 times capital) as the FHLBank acquired $2.7 billion variable rate Agency MBS under Federal Housing Finance Board (Finance Board) Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities,” from April through August of 2008; and (2) an increase in the MPF mortgage loans held in portfolio. These two changes resulted in the FHLBank having more higher-earning assets on its balance sheet during 2009 than during the same period in 2008. Interest income on interest-earning assets decreased from the first quarter of 2008 to the first quarter of 2009 primarily because of a decrease in the average rate on interest-earning assets as reflected in Table 5. Interest expense on interest-bearing liabilities decreased as well, but to a greater extent than interest income because of favorable interest costs on short-term consolidated obligations, primarily discount notes. As a result of the decreased funding costs relative to income on earning assets, the net interest spread reflected in Table 4 increased from 0.26 percent for the first quarter of 2008 to 0.37 percent for the first quarter of 2009. Although rates declined significantly, the increase in average earning assets, primarily higher yielding assets, resulted in a net increase in NII (see Table 5).

As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s DOE is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. However, as average short-term interest rates decreased between the first quarter of 2008 and the first quarter of 2009, the FHLBank’s net interest income actually increased because: (1) total interest expense declined at a faster rate than total interest income as a result of favorable short-term borrowing costs; and (2) average total interest-earning assets increased. We expect that, given the expansion of U.S. government explicitly guaranteed debt that competes with FHLBank consolidated obligations, government-guaranteed lending programs available to members that compete with advances and the continuing disruptions in the Agency/Government Sponsored Enterprise (GSE) funding market as discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends” under this Item 2, the FHLBank’s net interest income, net interest margin and net interest spreads are likely to decrease during the last half of 2009.

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended March 31, 2009 and 2008 (in thousands):

Table 4

	For the Three Months Ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$4,987,589	$3,093	0.25%	$47,947	$363	3.04%
Federal funds sold	488,222	1,283	1.07	4,335,842	37,167	3.45
Investments[7]	15,218,477	93,229	2.48	15,987,611	179,028	4.50
Advances1,[6]	32,064,442	123,917	1.57	32,391,625	322,684	4.01
Mortgage loans held for portfolio[1,4,5]	3,113,428	39,708	5.17	2,380,025	31,108	5.26
Other interest-earning assets	55,702	807	5.88	58,808	923	6.31
Total earning assets	55,927,860	262,037	1.90	55,201,858	571,273	4.16
Other non-interest-earning assets	190,828			313,127
Total assets	$56,118,688			$55,514,985
Interest-bearing liabilities:
Deposits	$1,750,243	2,522	0.58%	$1,414,793	$10,943	3.11%
Consolidated obligations:[1]
Discount notes	23,795,519	47,927	0.82	22,525,197	193,847	3.46
Bonds	27,344,885	149,209	2.21	28,609,290	304,416	4.28
Other borrowings	92,398	586	2.57	65,635	645	3.95
Total interest-bearing liabilities	52,983,045	200,244	1.53	52,614,915	509,851	3.90
Capital and other non-interest-bearing funds	3,135,643			2,900,070
Total funding	$56,118,688			$55,514,985

Net interest income and net interest spread[2]		$61,793	0.37%		$61,422	0.26%

Net interest margin[3]			0.45%			0.45%
__________
[1]	Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
[2]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[3]	Net interest margin is net interest income as a percentage of average interest-earning assets.
[4]
The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $474,000 and $586,000 for the quarters ended March 31, 2009 and 2008, respectively.

[5]	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
[6]	Advance income includes prepayment fees on terminated advances.
[7]
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the first quarter of 2009 and 2008 (in thousands):

Table 5

	For the Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due to
	Volume[1,3]	Rate[2,3]	Total
Interest Income:
Interest-bearing deposits	$37,341	$(34,611)	$2,730
Federal funds sold	(32,982)	(2,902)	(35,884)
Investments	(8,612)	(77,187)	(85,799)
Advances	(3,259)	(195,508)	(198,767)
Mortgage loans held for portfolio	9,586	(986)	8,600
Other assets	(49)	(67)	(116)
Total earning assets	2,025	(311,261)	(309,236)
Interest Expense:
Deposits	2,595	(11,016)	(8,421)
Consolidated obligations:
Discount notes	10,932	(156,852)	(145,920)
Bonds	(13,454)	(141,753)	(155,207)
Other borrowings	263	(322)	(59)
Total interest-bearing liabilities	336	(309,943)	(309,607)
Change in net interest income	$1,689	$(1,318)	$371
__________
[1]	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
[2]	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
[3]
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Other Income (Loss) – The volatility in other income (loss) is predominately driven by trading gains (losses) as well as derivative and hedging adjustments related to SFAS 133. Net gain (loss) on derivatives and hedging activities and net gains (losses) on trading securities are discussed in more detail below.

Net Gain (Loss) on Derivative and Hedging Activities – The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of $19.8 million and $(34.7) million for the quarters ended March 31, 2009 and 2008, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank historically recorded gains on its derivatives when the general level of interest rates rose during a period and recorded losses on its derivatives when the general level of interest rates fell during a period. Such was the case for the three months ended March 31, 2009 and 2008 (note the increase in long term rates from year end December 31, 2008 in Table 2).

The first quarter 2009 net gains on derivatives and hedging activities is primarily due to a change in the relationship between interest rates on GSE debt securities and interest rate swaps since the end of 2008, but also includes losses on purchased interest rate caps that are economic hedges of caps embedded in variable rate Agency MBS/CMOs (both of these economic hedges are included under the “Investment” heading in Table 6) and net interest payments on the interest rate swaps matched to trading investments. Interest rates on GSE debt securities and interest rate swaps typically moved together and were very well correlated historically until financial difficulties at Fannie Mae and Freddie Mac created a considerable divergence whereby the cost of GSE debt increased relative to swaps. This divergence caused the losses on derivatives (interest rate swaps) to be much larger than gains on the hedged items (GSE debentures) during the last half of 2008. This spread widening between interest rates swaps and GSE debt partially reversed itself during the first quarter of 2009, resulting in the gains on the derivatives (interest rate swaps) to be larger than losses on the hedged items (GSE debentures). See Tables 6 and 7.

Net Gain (Loss) on Trading Securities – All gains (losses) related to trading securities are recorded in other income as net gain (loss) on trading securities; however, only gains (losses) on trading securities that are related to economic hedges are included in Tables 6 and 7. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities related to economic hedges are sensitive to the general level of interest rates. Gains (losses) in this category move in the opposite direction of and partially or fully offset the net gain (loss) on derivative and hedging activities. Gains (losses) in the MBS/CMO portfolio also move in the opposite direction of the movement in interest rates but with no offsetting economic hedge gain or loss. The FHLBank generally records gains on its trading securities when the general level of interest rates falls over the period and records losses on its trading securities when the general level of interest rates rises over the period. During the first quarter of 2008, the FHLBank recorded net gain (loss) on trading securities of $20.4 million attributable to trading securities related to economic hedges and $(7.1) million attributable to unswapped MBS/CMOs. However, during the first quarter of 2009, the FHLBank recorded net gain (loss) on trading securities of $(16.0) million attributable to trading securities related to economic hedges and $25.9 million attributable to unswapped Agency MBS/CMOs. The first quarter of 2009 loss on swapped fixed rate trading securities was primarily attributable to an increase in long-term interest rates during the first quarter of 2009. The gain in the unswapped variable rate Agency MBS/CMO portfolio is a result of increased liquidity in the Agency mortgage markets and an increase in demand relative to supply for Agency MBS/CMO securities primarily because of the Federal Reserve’s purchase of Agency MBS, which has significantly contributed to a tightening of the discount margin for Agency MBS.

Table 6 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2009 (in thousands):

Table 6

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(4,883)	$0	$63	$0	$(626)	$0	$(5,446)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(6,111)	0	0	1,143	7,968	0	3,000
Economic hedges – unrealized gain (loss) due to fair value changes	0	26,163	517	0	4,465	0	31,145
Economic hedges – net interest received (paid)	0	(13,896)	0	0	(494)	15	(14,375)
Subtotal	(6,111)	12,267	517	1,143	11,939	15	19,770

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(15,981)	0	0	0	0	(15,981)
TOTAL	$(10,994)	$(3,714)	$580	$1,143	$11,313	$15	$(1,657)

Table 7 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2008 (in thousands):

Table 7

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

The significant increase in the net interest received (paid) on economic hedges from the first quarter of 2008 ($4.1 million net paid) to the first quarter of 2009 ($14.4 million net paid) was attributable to the decrease in the variable rate of interest received by the FHLBank on the derivatives (interest rate swaps). As reflected in Table 2, average three-month LIBOR was 3.29 percent for the first three months of 2008 compared to only 1.24 percent for the same period in 2009.

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These expenses increased from $8.5 million for the first three months of 2008 to $9.4 million for the first three months of 2009. The increase is primarily attributable to increased fees paid to the FHLBank’s Board of Directors with the removal of the statutory cap on fees effective January 1, 2009 and amounts paid for models used to analyze and provide disclosures for the FHLBank’s private-label MBS. The FHLBank expects similar increases for the next three quarters.

Return on Equity – Return on equity was 10.63 percent (annualized) in the first quarter of 2009, an increase of 651 basis points from 4.12 percent for the first quarter of 2008. The primary contributors to the increase in net income in the first quarter of 2009 compared to the first quarter of 2008 were the positive impact of the net gain (loss) on derivatives and hedging activities and negative impact of the changes in net gain (loss) on trading securities. As reflected in Table 3, the increases in non-interest income categories were the primary contributors to the increase in net income when comparing the first quarter of 2009 to the first quarter of 2008.

Financial Condition

Overall – Table 8 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2008 to March 31, 2009 (in thousands):

Table 8

	Increase (Decrease) in Components
	December 31, 2008 vs. March 31, 2009
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$1	1.3%
Investments1	2,156,538	11.1
Advances	(8,804,878)	(24.6)
Mortgage loans held for portfolio, net	89,996	3.0
Derivatives assets	(18,991)	(55.0)
Other assets	(56,115)	(23.2)
Total assets	$(6,633,449)	(11.3)%

Liabilities:
Deposits	$(58,538)	(3.4)%
Consolidated obligations, net	(6,239,602)	(11.6)
Derivative liabilities	(27,380)	(6.8)
Other liabilities	(52,985)	(14.3)
Total liabilities	(6,378,505)	(11.4)

Capital:
Capital stock outstanding	(304,680)	(13.6)
Retained earnings	53,722	34.2
Accumulated other comprehensive income	(3,986)	(198.1)
Total capital	(254,944)	(10.6)
Total liabilities and capital	$(6,633,449)	(11.3)%
__________
[1]	Investments also include interest-bearing deposits and Federal funds sold.

Advances – Outstanding advances decreased by 24.6 percent from $35.8 billion on December 31, 2008 to $27.0 billion on March 31, 2009 (see Table 8). Over the three-month period, the mix of products changed significantly, with short-term fixed rate advances increasing to 20.5 percent, regular fixed rate advances increasing to 27.2 percent, fixed rate convertible advances increasing to 21.1 percent and line of credit advances decreasing to 3.2 percent of the total as of March 31, 2009, compared to 15.7 percent, 21.1 percent, 16.5 percent and 22.3 percent, respectively, as of December 31, 2008 (see Table 9). The par value of total fixed rate advances decreased by $0.6 billion and the par value of total adjustable rate advances, including lines of credit, decreased by $8.1 billion (see Table 9). Line of credit advances decreased significantly from $7.8 billion at December 31, 2008 to $0.8 billion at March 31, 2009. The sharp decline in the FHLBank’s overnight line of credit advances can largely be attributed to U.S. Central Federal Credit Union paying down $5.4 billion during the first quarter of 2009. The FHLBank also faces increased competition from the Federal Reserve Bank’s Term Auction Facility (TAF) where member institutions can acquire secured term borrowings at a rate of 0.25 percent as well as access to funds through the discount window. In addition, member institutions are experiencing an increase in deposit balances from their customers combined with reduced loan demand and limited attractive other investment alternatives, which has impacted our advance activity in the first quarter and may continue to do so.

FHLBank advances are facing heavy competition from other liquidity sources as well as declining demand due to the credit crisis. As a result, we expect total advances from existing members to continue to decline in the second quarter of 2009, but not as significantly as they declined during the first quarter of 2009. A regulatory push for financial institutions to diversify their sources of liquidity providers in the first quarter pushed advance balances, especially line of credit advances, down significantly. Additionally, adjustments being implemented by the Federal Deposit Insurance Corporation (FDIC) in the second quarter will potentially increase the base assessment for institutions utilizing secured liabilities, which could further hinder additional advance usage. However, if funding demand increases, a few larger members could have a significant impact on the amount of total outstanding advances in the second quarter. If the FHLBank is to experience additional advance growth during the remainder of 2009, it is likely to come primarily from new FHLBank insurance company members, but we do not expect any such growth to be significant in relation to current advance balances.

Table 9 summarizes the par value of the FHLBank’s advances outstanding by product as of March 31, 2009 and December 31, 2008 (in thousands):

Table 9

	March 31, 2009		December 31, 2008
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$836,154	3.2%	$7,810,283	22.3%
Short-term fixed rate advances	5,399,251	20.5	5,508,972	15.7
Regular fixed rate advances	7,144,839	27.2	7,379,766	21.1
Fixed rate callable advances	13,000	0.1	67,000	0.2
Fixed rate amortizing advances	664,183	2.5	645,972	1.9
Fixed rate callable amortizing advances	2,934	0.0	2,954	0.0
Fixed rate convertible advances	5,558,922	21.1	5,759,422	16.5
Adjustable rate advances	571,230	2.2	496,230	1.4
Adjustable rate callable advances	5,134,450	19.5	6,296,340	18.0
Customized advances:
Advances with embedded caps or floors	90,000	0.3	95,000	0.3
Standard housing and community development advances:
Regular fixed rate advances	481,621	1.8	504,754	1.4
Fixed rate amortizing advances	398,088	1.5	388,940	1.1
Fixed rate callable amortizing advances	636	0.0	635	0.0
Adjustable rate callable advances	28,605	0.1	28,505	0.1
Fixed rate amortizing advances funded through AHP	12	0.0	14	0.0
TOTAL PAR VALUE	$26,323,925	100.0%	$34,984,787	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets decreased from 61.2 percent as of December 31, 2008 to 52.0 percent as of March 31, 2009. The percentage of total advances to total assets is expected to increase by the end of 2009 as we reduce our leverage from around 24:1 to approximately 23:1 through a reduction in money market investments in order to maximize the FHLBank’s flexibility in managing its balance sheet in response to new liquidity guidelines established by the Finance Agency. The FHLBank still anticipates maintaining advance balances within a range from 55 to 65 percent of total assets during the remainder of 2009 and in future periods. Also, any growth in the FHLBank’s mortgage loan portfolio will be accommodated on the balance sheet through a reduction in money market and other short-term investments. The average yield on advances was 1.57 percent for the three months ended March 31, 2009, compared to 4.01 percent for the three months ended March 31, 2008. The decrease in average yield on advances is attributable to the decline in short-term interest rates from 2008 to 2009.

As of March 31, 2009, line of credit advances (which re-price daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 23.7 percent of outstanding advances. Adjustable rate advances (re-pricing daily to every three months) represented 22.1 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 21.1 percent. As of December 31, 2008, line of credit advances (which re-price daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 38.0 percent of outstanding advances. Adjustable rate advances (re-pricing daily to every three months) represented 19.8 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 16.5 percent. In addition, fixed rate bullet advances and callable advances either swapped to one-month or three-month LIBOR (synthetically creating one-month or three-month advances) represented 15.0 percent and 12.2 percent as of March 31, 2009 and December 31, 2008, respectively. As a result, 81.9 percent of the FHLBank’s advance portfolio as of March 31, 2009 and 86.5 percent of the FHLBank’s advance portfolio as of December 31, 2008 effectively re-priced at least every three months. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, credit unions and insurance companies, but also includes credit risk exposure to a limited number of housing associates. Table 10 presents information on the FHLBank’s five largest borrowers as of March 31, 2009 and December 31, 2008 (in thousands). If the borrower was not one of the five largest borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances plus the members’ capital stock over and above the collateral. Therefore, we do not expect to incur any credit losses on these advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral held as security for all advance borrowers.

Table 10

			March 31, 2009		December 31, 2008
Borrower Name	City	State	Advance Par Value	Percent of Total Advances	Advance Par Value	Percent of Total Advances
MidFirst Bank	Oklahoma City	OK	$4,791,000	18.2%	$5,019,600	14.3%
Capitol Federal Savings Bank	Topeka	KS	2,446,000	9.3	2,596,000	7.4
Security Life of Denver Ins. Co.	Denver	CO	2,100,000	8.0	2,825,000	8.1
Pacific Life Insurance Co.	Omaha	NE	1,650,000	6.2	1,650,000	4.7
Security Benefit Life Insurance Co.1	Topeka	KS	1,259,330	4.8
U.S. Central Federal Credit Union2	Lenexa	KS			5,370,000	15.4
TOTAL			$12,246,330	46.5%	$17,460,600	49.9%

[1]
This member has experienced some recent rating downgrades: CCC by Fitch Ratings (Fitch) as of June 1, 2009; B by A.M. Best Company as of February 27, 2009; BB by Standard &Poor’s (S&P) as of February 24, 2009 (placed on CreditWatch Negative on June 9, 2009); and Baa3 by Moody’s Investors Service (Moody’s) as of October 8, 2008.

[2]
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to have its excess stock redeemed and the FHLBank had repurchased all but its membership stock of $1 million as of March 31, 2009.

Table 11 presents the interest income associated with the top five borrowers with the highest interest income for the three-month periods ended March 31, 2009 and 2008 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable column is left blank.

Table 11

			Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
Borrower Name	City	State	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank.	Topeka	KS	$25,971	14.4%	$31,847	9.8%
Security Life of Denver Ins. Co.	Denver	CO	7,881	4.4	32,975	10.1
Pacific Life Insurance Co.	Omaha	NE	7,715	4.3	17,227	5.3
TierOne Bank	Lincoln	NE	6,736	3.7
MidFirst Bank	Oklahoma City	OK	6,210	3.4	50,871	15.6
U.S. Central Federal Credit Union1	Lenexa	KS			33,077	10.1
TOTAL			$54,513	30.2%	$165,997	50.9%
___________
[1]	Total advance income excludes net interest settlements on derivatives.

The FHLBank offers a standby credit facility (SCF) product, which is a commitment to issue an advance. SCF commitments are for terms of one year and any draws on the SCF must be fully collateralized prior to any disbursement of funds and at all times thereafter. Outstanding SCF commitments totaled $1.0 billion at March 31, 2009 and December 31, 2008.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, which is the Federal Home Loan Bank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was an increase in the MPF portfolio during the first three months of 2009, as new loans acquired from in-district participating financial institutions (PFIs) were more than enough to offset the amount of loans paid down during the three-month period ended March 31, 2009. The FHLBank continued to devote resources during the first three months of 2009 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to increasing the volume of acquired in-district mortgage loans during the remainder of 2009.

Table 12 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of March 31, 2009 and December 31, 2008, and the percentage of those loans to total MPF loans outstanding as of each date. If the PFI did not represent one of the top five PFIs for one of the periods presented, the applicable column is left blank.

Table 12

PFI Name	MPF Loan Balance as of March 31, 2009	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2008	Percent of Total MPF Loans
TierOne Bank	$547,857	17.6%	$539,652	17.9%
LaSalle National Bank, N.A.[1]	448,195	14.4	465,906	15.4
Bank of the West[2]	365,671	11.8	378,628	12.5
Central National Bank	104,012	3.3	115,646	3.8
Security Saving Bank, FSB	98,016	3.2	82,368	2.8
Total	$1,563,751	50.3%	$1,582,200	52.4%
___________
[1]	Out-of-district loans acquired from Federal Home Loan Bank of Chicago.
[2]
Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Consistent with the decrease in the average 30-year residential mortgage note rate (See Table 2), the FHLBank’s average yield on mortgage loans decreased for the first quarter of 2009 to 5.17 percent compared to 5.26 percent for the first quarter of 2008. The decrease in the average yield was due to the purchase of mortgage loans in the first quarter of 2009 at average rates below the FHLBank’s average of existing mortgage loans. The FHLBank’s average yield on mortgage loans is expected to decrease slightly during the second quarter of 2009 as higher rate mortgage loans prepay and the FHLBank increases its mortgage loans outstanding at average rates below the FHLBank’s average of existing mortgage loans. Mortgage interest rates are expected to remain low during the second quarter of 2009 as the Federal Reserve continues the process of quantitative easing by acquiring MBS through its open market operations. The future direction of mortgage interest rates is difficult to determine given market uncertainty and aggressive actions by the Federal Reserve. The Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg was 4.61 percent as of March 31, 2009, which is well below the FHLBank’s average mortgage loan rate (net of at least 25 basis point servicing fees and seven to 10 basis points of credit enhancement fees). If mortgage rates stay this low for an extended time during 2009, a large portion of the FHLBank’s existing mortgage loans could prepay or be refinanced to lower interest rates. See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO®2 score and loan-to-value ratio3 (LTV) recorded at origination for conventional mortgage loans held in portfolio as of March 31, 2009 was 745 FICO with a 73.0 percent LTV. The FHLBank believes it has minimal exposure to subprime loans due to its unique business model, in which the seller of the mortgage retains a portion of the credit risk of the original mortgage loan. Due to this risk-sharing feature, the FHLBank should be buying only the highest quality mortgages from its members. Under the MPF Program, the FHLBank does not fund or purchase mortgage loans that are originated as subprime or nontraditional loans (e.g., adjustable loans with teaser rates, low FICO scores/high LTVs, interest-only loans, negative amortization loans, etc.). Even though the mortgage loans owned by the FHLBank are not classified subprime or nontraditional, management has monitoring reports to track FICO, LTV and documentation type for income and employment verification. Any concerns regarding portfolio performance are addressed during the FHLBank’s Credit Underwriting and Asset Liability committee meetings.

Table 13 presents the unpaid principal balance for conventional and government-insured mortgage loans as of March 31, 2009 and December 31, 2008 (in thousands):

Table 13

	March 31, 2009	December 31, 2008
Conventional mortgage loans	$2,892,599	$2,824,928
Government-insured mortgage loans	218,646	195,619
Total outstanding mortgage loans	$3,111,245	$3,020,547

Table 14 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of March 31, 2009 and December 31, 2008 (in thousands):

Table 14
	March 31, 2009	December 31, 2008
Performing mortgage loans	$3,096,391	$3,010,665
Non-performing mortgage loans	14,186	8,934
Mortgage loans 90 days or more past due and accruing	668	948
Total outstanding mortgage loans	$3,111,245	$3,020,547

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

Table 15 details the change in the allowance for mortgage loan losses for the three-month periods ended March 31, 2009 and 2008 (in thousands):

Table 15

	Three-month period ended
	March 31, 2009	March 31, 2008
Balance, beginning of period	$884	$844
Provision for credit losses on mortgage loans	10	9
Charge-offs	(5)	(11)
Balance, end of period	$889	$842

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three-month periods ended March 31, 2009 and 2008.

Investments – As indicated in Table 8, total investments (including long-term investments, interest-bearing deposits and Federal funds sold) increased 11.1 percent from December 31, 2008 to March 31, 2009. However, the composition of the investments changed significantly with total held-to-maturity securities decreasing from $11.1 billion at December 31, 2008 to $9.2 billion at March 31, 2009. HTM non-MBS/CMOs investments decreased $1.4 billion while HTM MBS/CMO investments decreased $0.5 billion. The decrease in the HTM non-MBS/CMO investments can be attributed to maturing money market investments (certificates of deposit and commercial paper) that were primarily retained as deposits at the Federal Reserve, included as interest-bearing deposits, while the decrease in the HTM MBS/CMO portfolio can be entirely attributed to prepayments in this portfolio. In March 2008, the Finance Board issued Resolution 2008-08. Under the provisions of the resolution, an FHLBank can request expanded MBS/CMO authority from three times the total capital of the FHLBank to six times total capital for two years, subject to certain restrictions. The FHLBank Topeka’s Board of Directors approved appropriate strategies to allow the FHLBank to acquire additional Agency MBS/CMOs on March 27, 2008, subject to a limit of four times capital. The Finance Board notified the FHLBank on April 10, 2008, that it could move forward with the Agency MBS/CMO purchases, consistent with the FHLBank’s notice. As of March 31, 2009, the FHLBank had a carrying value of $7.2 billion for its regular MBS/CMO portfolio and $2.4 billion for its expanded portfolio of MBS/CMO securities.

Short-term investments (interest-bearing deposits, Federal funds sold, certificates of deposit and commercial paper) are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. At March 31, 2009 and December 31, 2008, these short-term investments represented 47 percent and 38 percent, respectively, of total investments. This concentration in short-term investments, along with a significant amount of variable rate longer term investments, results in the yields on the investments adjusting relatively quickly to changes in market rates.

The average yield on investments was 1.91 percent during the first quarter of 2009, compared to 4.28 percent during the first quarter of 2008. The FOMC lowered its overnight Federal funds rate from 2.25 percent at the end of the first quarter 2008 to a range of zero to 0.25 percent in December 2008. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio. Because the FOMC decreased its target rate between the first quarter of 2008 and the first quarter of 2009, the average rate earned on FHLBank investments declined. This decline in the average rate earned on FHLBank investments, however, would have been larger had the FHLBank not increased its MBS investment portfolio from $7.1 billion as of March 31, 2008 (34 percent of total investments) to $9.6 billion as of March 31, 2009 (45 percent of total investments). See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.

The carrying value and contractual maturity of the FHLBank’s investments as of March 31, 2009 and December 31, 2008 are summarized by security type in Tables 16 and 17 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 16

March 31, 2009
Security Type	Carrying Value[3]	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
Federal Reserve Bank interest-bearing deposits	$6,610,870	$6,610,870	$0	$0	$0
MPF deposits	29	29	0	0	0
Shared expense deposits	65	65	0	0	0
Total interest-bearing deposits	6,610,964	6,610,964	0	0	0

Federal funds sold	365,000	365,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Commercial paper	2,987,987	2,987,987	0	0	0
FHLBank obligations	309,277	0	65,967	243,310	0
Fannie Mae obligations[1]	398,653	0	115,294	283,359	0
Freddie Mac obligations[1]	997,826	0	437,637	560,189	0
Mortgage-backed securities:
Fannie Mae obligations[1]	400,498	0	0	0	400,498
Freddie Mac obligations[1]	273,427	0	0	0	273,427
Ginnie Mae obligations[2]	1,954	0	0	0	1,954
Total trading securities	5,369,622	2,987,987	618,898	1,086,858	675,879

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	150,000	150,000	0	0	0
State or local housing agencies	146,182	10,000	75	1,035	135,072
Mortgage-backed securities:
Fannie Mae obligations[1]	3,229,709	0	0	78,253	3,151,456
Freddie Mac obligations[1]	3,214,940	0	0	17,731	3,197,209
Ginnie Mae obligations[2]	36,337	0	0	834	35,503
Private-label mortgage-backed securities	2,469,593	0	0	261,049	2,208,544
Total held-to-maturity securities	9,246,761	160,000	75	358,902	8,727,784

Total	$21,592,347	$10,123,951	$618,973	$1,445,760	$9,403,663
_______
[1]	Fannie Mae and Freddie Mac are government-sponsored enterprises (GSE). Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[2]	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
[3]	At March 31, 2009, carrying value has been adjusted by the credit and non-credit components of OTTI charges.

Table 17

December 31, 2008
Security Type	Carrying Value[3]	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
Federal Reserve Bank interest-bearing deposits	$3,348,154	$3,348,154	$0	$0	$0
MPF deposits	24	24	0	0	0
Shared expense deposits	34	34	0	0	0
Total interest-bearing deposits	3,348,212	3,348,212	0	0	0

Federal funds sold	384,000	384,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	1,571,449	1,571,449	0	0	0
Commercial paper	673,435	673,435	0	0	0
FHLBank obligations	316,618	0	0	316,618	0
Fannie Mae obligations[1]	403,027	0	115,061	287,966	0
Freddie Mac obligations[1]	1,009,074	0	331,010	678,064	0
Mortgage-backed securities:
Fannie Mae obligations[1]	399,863	0	0	0	399,863
Freddie Mac obligations[1]	277,278	0	0	0	277,278
Ginnie Mae obligations[2]	1,956	0	0	0	1,956
Total trading securities	4,652,700	2,244,884	446,071	1,282,648	679,097

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	760,000	760,000	0	0	0
Commercial paper	737,271	737,271	0	0	0
State or local housing agencies	155,247	10,000	120	1,320	143,807
Mortgage-backed securities:
Fannie Mae obligations[1]	3,354,012	0	0	78,305	3,275,707
Freddie Mac obligations[1]	3,388,254	0	0	18,932	3,369,322
Ginnie Mae obligations[2]	37,663	0	0	923	36,740
Private-label mortgage-backed securities	2,618,450	0	0	274,546	2,343,904
Total held-to-maturity securities	11,050,897	1,507,271	120	374,026	9,169,480

Total	$19,435,809	$7,484,367	$446,191	$1,656,674	$9,848,577
_______
[1]	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
[2]	Ginnie Mae securities are guaranteed by the U.S. government.
[3]	At December 31, 2008, carrying value is equivalent to amortized cost.

Private-label mortgage-backed securities. The FHLBank acquires private-label MBS investments that carry the highest ratings from Moody’s, Fitch or S&P on acquisition date. The FHLBank purchases private-label MBS investments with weighted average FICO scores of 700 or above and weighted average loan-to-values of 80 percent or lower. The FHLBank classifies private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally-Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS.

Table 18 presents a summary of the par value of private-label MBS by interest rate type and by type of collateral as of March 31, 2009 and December 31, 2008 (in thousands):

Table 18

	March 31, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS:
Prime	$1,650,379	$415,883	$2,066,262	$1,762,925	$436,024	$2,198,949
Alt-A	223,496	143,208	366,704	231,452	149,991	381,443
Total private-label residential MBS	1,873,875	559,091	2,432,966	1,994,377	586,015	2,580,392

Manufactured housing loans:
Prime	0	511	511	0	620	620

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Home equity loans:
Prime	0	6,193	6,193	0	6,559	6,559

TOTAL	$1,913,815	$565,795	$2,479,610	$2,034,317	$593,194	$2,627,511

During 2008, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the first quarter of 2009, the pace of the decline slowed appreciably and the fair value of many of the FHLBank’s prime, early vintage private-label MBS actually improved from year-end 2008. Significant declines in fair values experienced during 2008 were particularly evident across the market for private-label MBS securitized in 2006 and 2007 primarily because of less stringent underwriting standards used by mortgage originators at that time. While some of the most significant declines in fair values have been in the 2006 and 2007 vintage MBS, the earlier vintages owned by the FHLBank have not been immune to the declines in fair value. Table 19 presents the fair value as a percentage of par value of the FHLBank’s private-label MBS by year of securitization as of March 31, 2009, December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008:

Table 19

Year of Securitization	March 31, 20091,[2]	December 31, 2008[1]	September 30, 2008	June 30, 2008	March 31, 2008
Private-label residential MBS:
Prime:
2006	77.6%	79.3%	93.9%	96.2%	96.5%
2005	85.1	80.1	93.1	94.6	95.0
2004	84.6	84.6	93.9	94.8	95.0
2003 and earlier	92.0	89.6	93.7	94.6	95.0
Total prime	87.5	85.1	93.6	94.7	95.1

Alt-A:
2005	64.1	72.8	88.9	90.1	87.3
2004	73.4	77.9	89.1	91.8	90.5
2003 and earlier	86.4	85.3	88.7	90.6	91.3
Total Alt-A	79.8	81.5	88.8	90.7	90.4

Total private-label residential MBS	86.3	84.6	92.9	94.1	94.4

Manufactured housing loans:
Prime:
2003 and earlier	98.4	98.1	97.6	99.0	99.9

Private-label commercial MBS:
Prime:
2003 and earlier	93.6	90.2	94.4	97.4	96.9

Home equity loans:
Prime:
2003 and earlier	38.3	41.6	50.8	52.2	71.6

TOTAL	86.3%	84.6%	92.8%	94.1%	94.4%
_______
[1]
Includes securities with a par value of $8.0 million determined to be other-than-temporarily impaired at December 31, 2008. These securities had a total amortized cost before impairment of $8.0 million and were written down to fair value of $3.2 million at the time of impairment, December 31, 2008. The FHLBank adopted FSP FAS 115-2 effective January 1, 2009 and recognized the cumulative effect of initially applying FSP FAS 115-2, totaling $3.3 million as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to accumulated other comprehensive income. In other words, $3.3 million of the write down was related to non-credit losses.

[2]
Includes a security with a par value of $1.7 million determined to be other-than-temporarily impaired at March 31, 2009. This security had a total amortized cost before impairment of $1.7 million and was written down to fair value of $0.6 million at the time of impairment, March 31, 2009.

Table 20 presents the par value of the FHLBank’s private-label MBS by rating and by year of collateralization as of March 31, 2009 (in thousands):

Table 20

Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	Total Par Value
Private-label residential MBS:
Prime:
2006	$26,490	$39,933	$47,041	$0	$0	$0	$0	$113,464
2005	550,289	2,927	0	30,920	3,070	9,871	0	597,077
2004	471,769	2,158	6,130	10,891	0	0	0	490,948
2003 and earlier	864,059	0	714	0	0	0	0	864,773
Total prime	1,912,607	45,018	53,885	41,811	3,070	9,871	0	2,066,262

Alt-A:
2005	0	12,413	0	21,558	37,083	0	0	71,054
2004	60,944	0	5,212	0	0	0	0	66,156
2003 and earlier	229,494	0	0	0	0	0	0	229,494
Total Alt-A	290,438	12,413	5,212	21,558	37,083	0	0	366,704

Total private-label residential MBS:	2,203,045	57,431	59,097	63,369	40,153	9,871	0	2,432,966

Manufactured housing loans:
Prime:
2003 and earlier	511	0	0	0	0	0	0	511

Private-label commercial MBS:
Prime:
2003 and earlier	39,940	0	0	0	0	0	0	39,940

Home equity loans:
Prime:
2003 and earlier	0	0	0	1,039	2,348	1,680	1,126	6,193

TOTAL	$2,243,496	$57,431	$59,097	$64,408	$42,501	$11,551	$1,126	$2,479,610

Table 21 presents the underlying collateral performance and credit enhancement statistics of the FHLBank’s private-label MBS as of March 31, 2009 (in thousands):

Table 21

Year of Securitization	Weighted Average Original Credit Support	Weighted- Average Current Credit Support	Weighted Average Collateral Delinquency[1]
Private-label residential MBS:
Prime:
2006	3.0%	3.6%	2.3%
2005	3.4	4.4	2.6
2004	3.5	7.2	3.2
2003 and earlier	2.7	6.2	1.1
Total prime	3.1	5.7	2.1

Alt-A:
2005	4.1	5.9	5.2
2004	4.9	10.3	6.2
2003 and earlier	4.2	11.3	3.0
Total Alt-A	4.3	10.1	4.0

Total private-label residential MBS:	3.3	6.4	2.4

Manufactured housing loans:
Prime:
2003 and earlier	22.0	78.1	3.1

Private-label commercial MBS:
Prime:
2003 and earlier	21.5	26.0	0.0

Home equity loans:
Prime:
2003 and earlier	36.8	33.3	32.4

TOTAL	3.7%	6.8%	2.4%
__________
[1]
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

Under the FHLBank’s RMP, acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, FHLBank management continues to monitor concentration of the underlying collateral for its private-label MBS portfolio for risk management purposes. With decreasing housing prices, especially in the states of California, Florida, Arizona and Nevada, delinquencies and foreclosures have continued to increase. Table 22 presents the FHLBank’s geographic concentration of collateral securing private-label MBS (excluding commercial MBS) as of March 31, 2009 for those states with concentrations of greater than five percent of total private-label MBS (excluding commercial MBS):

Table 22

	Percentage of Total Par Value[1]
Security Type	California	New York
Private-label residential MBS:
Prime	36.9%	8.7%
Alt-A	34.8	5.7
Total private-label residential MBS	36.6	8.2

Manufactured housing loans:
Prime	0.0	6.9

Home equity loans:
Prime	0.1	0.3

TOTAL	36.5%	8.2%
_______
[1]	Calculated based upon weighted average geographic concentrations as available from third-party servicers.

As of March 31, 2009, the FHLBank held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 23 presents coverage amounts and unrecognized losses on the private-label MBS covered by monoline bond insurance as of March 31, 2009 (in thousands):

Table 23

	AMBAC Assurance Corp.		MBIA Insurance Corp.		Financial Guaranty Insurance Company		Total
Year of Securitization	Monoline Insurance Coverage	Total Unrecognized Losses	Monoline Insurance Coverage	Total Unrecognized Losses[1]	Monoline Insurance Coverage	Total Unrecognized Losses[2]	Monoline Insurance Coverage	Total Unrecognized Losses
Private-label residential MBS:
Prime:
2003 and earlier	$714	$310	$0	$0	$0	$0	$714	$310

Home equity loans:
Prime:
2003 and earlier	0	0	1,680	1,018	4,513	1,366	6,193	2,384

	$714	$310	$1,680	$1,018	$4,513	$1,366	$6,907	$2,694
_______
[1]
The one private-label MBS covered by MBIA Insurance Corp. was determined to be other-than-temporarily impaired as of March 31, 2009. The security was written down to a total fair value of $0.6 million as of that date.

[2]
All private-label MBS covered by Financial Guaranty Insurance Company were determined to be other-than-temporarily impaired as of December 31, 2008. These securities were written down to a total fair value of $1.8 million as of that date.

As noted previously, the FHLBank only acquires private-label MBS investments that carry the highest ratings from Moody’s, Fitch or S&P. With the current disruption in the financial markets, downgrades have occurred since acquisition but for less than 10 percent of the par value of the FHLBank’s private-label MBS. Table 24 presents a summary of private-label MBS by credit rating as of March 31, 2009 (in thousands):

Table 24

Credit Rating	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted Average Collateral Delinquency[1]
Private-label residential MBS:
Prime:
AAA	$1,912,607	$1,908,736	$202,312	1.8%
AA	45,018	44,604	8,550	3.9
A	53,885	53,563	17,634	4.2
BBB	41,811	41,806	17,636	3.7
BB2	3,070	3,070	1,818	15.1
B	9,871	9,871	6,994	30.4
Total prime	2,066,262	2,061,650	254,944	2.1

Alt-A:
AAA	290,439	290,316	45,963	3.5
AA	12,412	12,412	2,264	4.1
A	5,212	5,212	2,750	15.0
BBB	21,558	21,520	4,193	5.9
BB	37,083	37,083	19,044	5.1
Total Alt-A	366,704	366,543	74,214	4.0

Total private-label residential MBS	2,432,966	2,428,193	329,158	2.4

Manufactured housing loans:
Prime:
AAA	511	511	8	3.1

Private-label commercial MBS:
Prime:
AAA	39,940	40,169	2,790	0.0

Home equity loans:
Prime:
BBB[2]	1,039	991	497	24.3
BB2	2,348	1,428	414	40.4
B3	1,680	1,639	1,018	25.5
CCC[2]	1,126	696	455	33.5
Total home equity loans	6,193	4,754	2,384	32.4

TOTAL	$2,479,610	$2,473,627	$334,340	2.4%
_______
[1]
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

[2]	Includes investments on which the FHLBank recognized OTTI as of December 31, 2008.
[3]	Includes an investment on which the FHLBank recognized OTTI as of March 31, 2009.

As of March 31, 2009, the FHLBank had amortized cost of $2.4 billion of private-label securities with unrecognized losses. (See Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 25 presents characteristics of the FHLBank’s private-label MBS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans were first lien mortgages.

Table 25

Security Type	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate	Percentage AAA at 03/31/2009	Percentage AAA at 05/29/2009	Percentage Investment Grade (other than AAA) at 05/29/2009	Percentage Below Investment Grade at 05/29/2009	Percentage on Negative Watch at 05/29/2009
Private-label residential MBS:
Prime	$2,008,190	$2,004,268	$254,944	2.1%	92.3%	86.0%	13.4%	0.6%	35.8%
Alt-A	355,925	355,764	74,214	4.0	78.6	50.2	39.4	10.4	0.0
Total private-label residential MBS	2,364,115	2,360,032	329,158	2.4	90.3	80.6	17.3	2.1	30.4

Manufactured Housing Loans	511	511	8	3.1	100.0	100.0	0.0	0.0	0.0

Private-label commercial MBS	39,940	40,169	2,790	0.0	100.0	100.0	0.0	0.0	0.0

Home Equity Loans	6,193	4,754	2,384	32.4	0.0	0.0	16.8	83.2	54.7

TOTAL	$2,410,759	$2,405,466	$334,340	2.5%	90.2%	80.7%	17.0%	2.3%	29.9%

Table 26 presents the amortized cost and fair values of the FHLBank’s private-label MBS by credit rating as of March 31, 2009 and May 29, 2009 for securities that have been downgraded during that period (in thousands). There were no downgrades on the FHLBank’s private-label MBS backed by manufactured housing loans or commercial loans.

Table 26

Credit Rating
March 31, 2009	May 29, 2009	Amortized Cost	Fair Value
Private-label residential MBS:
Prime:
AAA	AA	$38,868	$26,512
AAA	A	24,871	21,208
AAA	BBB	63,560	54,656
A	BBB	24,943	16,529
Total prime		152,242	118,905

Alt-A:
AAA	AA	90,731	78,031
AAA	BBB	10,251	5,389
Total Alt-A		100,982	83,420

Total private-label residential MBS		253,224	202,325

Home Equity Loans:
Prime:
CCC	CC1	696	241

TOTAL		$253,920	$202,566
_______
[1]	Includes an investment on which the FHLBank recognized other-than-temporary impairment as of December 31, 2008.

Table 27 presents the amortized cost and credit rating (as of May 29, 2009) of the FHLBank’s private-label MBS portfolio for securities on negative watch as of May 29, 2009 (in thousands):

Table 27

Security Type	Rated AAA	Rated AA	Rated A	Rated BBB	Rated BB	Rated B
Private-label residential MBS:
Prime	$496,198	$62,963	$27,905	$119,418	$0	$9,871

Home equity loans:
Prime	0	0	0	991	1,428	0

TOTAL	$496,198	$62,963	$27,905	$120,409	$1,428	$9,871

Other-than-temporary Impairment. As mentioned previously, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets during 2008, which continued to some extent into the first quarter of 2009. With the current disrupted market environment, the fair values of the majority of the FHLBank’s private-label MBS in its held-to-maturity portfolio were below amortized cost at March 31, 2009. However, based upon the FHLBank’s other-than-temporary impairment evaluation process that results in a conclusion as to whether a credit loss exists (present value of the FHLBank’s best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for six private-label MBS upon which we have recognized other-than-temporary impairment, there is no evidence of a credit loss and thus no other-than-temporary impairment for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 2 and Note 4 of the Notes to Financial Statements under Item 1 – “Financial Statements” for additional information on the FHLBank’s other-than-temporary impairment evaluation process. As discussed more fully in “Recent Developments” under this Item 2, the FHLBank adopted FSP FAS 115-2 as of January 1, 2009 and implemented a process for the determination of OTTI under an approach that was consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. As a result, the FHLBank contracted with the FHLBank of San Francisco to perform cash flow analysis utilizing key modeling assumptions provided by the FHLBank of San Francisco for private-label MBS with fair values below amortized cost and considered “at-risk” (see definition in Note 4 of the quarterly footnotes).

The six securities upon which we recognized other-than-temporary impairment included five private-label MBS that had previously been identified as other-than-temporarily impaired in 2008 and one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter 2009. The FHLBank recognized other-than-temporary impairment losses of $1.1 million for the three-month period ended March 31, 2009 related to this private-label MBS. This security had a total amortized cost of $1.7 million before impairment and a total estimated fair value of $0.6 million at the time of impairment. It was determined that the claims paying ability of the monoline insurer backing the underlying mortgages on this security had diminished in the first quarter of 2009 and was not sufficient to cover all outstanding claims. While the remainder of the FHLBank’s held-to-maturity securities portfolio has also seen a decline in fair value as of March 31, 2009, the decline is considered temporary because (1) the FHLBank does not have the intent to sell the securities; (2) it is not more likely than not that the FHLBank will be required to sell the securities before anticipated recovery; and (3) the expected cash flows are likely to be collected. Table 28 presents other-than-temporary impairments recorded in the first quarter 2009 by security type (in thousands).

Table 28

Security Type	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI Charge
Home equity loans	$41	$1,018	$1,059

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 0.58 percent for the first quarter of 2009 and 3.11 percent for the first quarter of 2008. The average rate paid on deposits changed in tandem with changing short-term interest rates during and between those periods. Most deposits are demand or overnight deposits, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.

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

During the first three months of 2009, the FHLBank’s total consolidated obligation balances decreased as funding needs for advances decreased, prepayments on MBS/CMO investments and mortgage loans increased, and the FHLBank reduced its leverage target in response to new liquidity guidelines issued by the Finance Agency on March 6, 2009 (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” in the annual report on Form 10-K incorporated herein by this reference, for additional discussion). While outstanding consolidated obligations decreased 11.6 percent from December 31, 2008 to March 31, 2009 (see Table 8), the mix between discount notes and bonds changed over the period. Discount notes decreased by $5.8 billion and bonds decreased by $0.4 billion from December 31, 2008 to March 31, 2009. The reason for the change in the funding mix was that as funding needs declined in the first quarter of 2009, maturing obligations, most of which were discount notes, were not replaced. Additionally, reduction of advance demand from our members was primarily in short-term advance products funded with consolidated obligation discount notes. The average annualized effective rate paid on consolidated obligations was 1.56 percent for the three months ended March 31, 2009 and 3.92 percent for the three months ended March 31, 2008. The average effective rate paid on consolidated obligations decreased primarily in response to decreasing market interest rates.

The FHLBank has consciously increased the optionality in the liability portfolios used to fund fixed rate assets (e.g., MBS/CMO and MPF mortgage loans) with prepayment characteristics. Total unswapped callable consolidated obligations increased from $2.9 billion as of December 31, 2008 to $3.4 billion as of March 31, 2009. This increased optionality will allow the FHLBank to reduce our liability balances in response to asset prepayments.

As mentioned in the “Financial Market Trends” section, investors remained strongly inclined toward high quality, short-term investments. Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This has resulted in strong demand for FHLBank discount notes and short-term bonds. As a result of strong demand, the cost to issue short-term consolidated obligations remained low throughout the first quarter of 2009. We are unsure how long these low costs will persist. We anticipate that demand for short-term consolidated obligations will fall and yields paid to investors will rise as investors regain confidence in higher yielding financial instruments. The cost of consolidated obligations relative to LIBOR for terms of two years or greater remains relatively high. This appears to be caused by the decreased liquidity of term consolidated obligations, increased competition in these terms from the Treasury, other agencies, and other government sponsored programs, including the FDIC’s Temporary Liquidity Guarantee Program (TLGP), and market concerns about the implicit nature of FHLBank’s government support.

Derivatives – All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as both the interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 41 through 44 for detailed information regarding the notional amounts and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of derivative instruments.

The notional amount of total derivatives outstanding decreased from $35.2 billion at December 31, 2008 to $33.2 billion at March 31, 2009. Large decreases occurred in interest rate swaps executed to hedge consolidated obligations designated as fair value hedges (from $14.2 billion at December 31, 2008 to $10.8 billion at March 31, 2009) offset by an increase in interest rate swaps hedging the FHLBank’s cost of funds but not qualifying as fair value hedges (from $0.9 billion at December 31, 2008 to $2.7 billion at March 31, 2009). The overall decrease in interest rate swaps executed to hedge consolidated obligations was the result of the overall decrease in the balance of all consolidated obligations and from the more favorable funding cost of consolidated obligation discount notes relative to swapped debt. Also, as reflected in Tables 41 and 43, fair value interest rate swaps hedging consolidated obligation bonds with the more complex structures (fixed rate callable step-up or step-down and complex fixed rate bonds) decreased from $3.4 billion at December 31, 2008 to $0.7 billion at March 31, 2009 while other less-complex fair value structures (fixed rate non-callable bonds, fixed rate callable bonds, etc.) decreased from $10.9 billion at December 31, 2008 to $10.2 billion at March 31, 2009. The decrease in the complex structures, which usually represent the most favorable funding levels for consolidated obligation bonds swapped to LIBOR, is the result of, increased competition from other GSEs for issuance of these structures, a decrease in the market demand for these more complex structures and the FHLBank’s shift to more favorable short-term consolidated obligation discount notes.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, and does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 29 categorizes the notional amount and the estimated fair value of derivatives (includes net accrued interest receivable or payable on the derivatives) by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts at March 31, 2009 and December 31, 2008 are as follows (in thousands):

Table 29

	March 31, 2009		December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances:
Fair value	$9,588,304	$(720,579)	$10,128,698	$(838,010)

Investments:
Economic	8,188,826	(153,328)	8,295,768	(187,555)

Mortgage loans:
Fixed rate mortgage purchase commitments	105,136	71	124,423	(1,539)

Discount Notes
Fair value	1,571,250	5,115	1,287,162	(559)

Consolidated obligation bonds:
Fair value	10,842,000	427,333	14,237,000	489,208
Economic	2,695,000	4,584	875,000	1,024
Subtotal	13,537,000	431,917	15,112,000	490,232

Intermediary:
Economic	246,594	133	218,586	139

Total	$33,237,110	$(436,671)	$35,166,637	$(537,292)

Total derivative fair value		$(436,671)		$(537,292)
Fair value of cash collateral delivered to counterparty		179,630		245,624
Fair value of cash collateral received from counterparty		(104,400)		(78,162)
Net Derivative Fair Value		$(361,441)		$(369,830)

Net derivative assets balance		$15,535		$34,526
Net derivative liabilities balance		(376,976)		(404,356)
Net Derivative Fair Value		$(361,441)		$(369,830)

Liquidity and Capital Resources
Liquidity – To meet its mission of serving as an economical short-term and long-term funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Agency regulations and with policies established by management and the FHLBank’s Board of Directors. The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative.

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates, especially for consolidated obligations with terms to maturity of one year or less. The cost of consolidated obligations relative to LIBOR for terms of two years or greater remains relatively high. This is probably due to the decreased liquidity of term consolidated obligations, increased competition in these terms from the Treasury, other agencies, and other government sponsored programs, including the FDIC’s Temporary Liquidity Guarantee Program (TLGP), and market concerns about the implicit nature of FHLBank’s government support. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital redemptions, maturing consolidated obligations and interest expense.

Cash and short-term investments, including commercial paper, increased to $10.1 billion as of March 31, 2009 from $7.5 billion as of December 31, 2008. The maturities of the FHLBank’s short-term investments are structured to provide periodic cash flows to support its ongoing liquidity needs. During the third and fourth quarter of 2008, the FHLBank allowed short-term investments to mature and primarily retained the funds from those maturities in its Federal Reserve Bank account, which provided the FHLBank with an additional source of liquidity and interest income while allowing the FHLBank to reduce its unsecured credit exposure to non-government guaranteed counterparties. The FHLBank began reinvesting in short-term government guaranteed money market investments in the latter part of the fourth quarter 2008, but decreased this activity during the first quarter of 2009 as the number of attractive investment opportunities for the FHLBank declined. The FHLBank also maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market. GSE investments totaled $1.5 billion and $1.6 billion in par value at March 31, 2009 and December 31, 2008, respectively. While the liquidity in the securities repurchase market appeared to have stabilized somewhat in the first quarter of 2009 compared to the capital market and credit crisis of the third and fourth quarter of 2008, securing funding through the securities repurchase agreements at a reasonable rate for anything other than short-term maturities remains challenging and inconsistent.

In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank managed its capital throughout 2008 in such a way as to keep its total regulatory capital ratio at or above 4.17 percent (24:1 asset to capital leverage). During the first quarter of 2009 the FHLBank reduced its leverage target to 23.5:1 (a capital ratio of 4.26 percent) to increase its excess capital capacity and to provide it with increased balance sheet flexibility. As a result, should the need arise, the FHLBank has the capacity to borrow an amount equal to at least its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements. Beginning in 2009, the FHLBank increased its target capital percentage to a range of between 4.26 percent and 4.35 percent (or decreased its target leverage ratio to a range of 23.5:1 and 23:1, respectively) to provide additional flexibility in managing its balance sheet.

In addition to the liquidity measures mentioned above, the Finance Agency finalized guidance, effective March 6, 2009, formalizing preliminary guidelines for additional liquidity measures that it had provided to the FHLBanks in the third and fourth quarters of 2008. The final guidance requires the FHLBank to maintain sufficient liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario, referred to as a roll-off scenario, assumes that we cannot access the capital markets for a period of 15 days and that during that time, members do not renew any maturing, prepaid and called advances. The second scenario, referred to as a renew scenario, assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. The new requirement is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. Subsequent to the adoption of the final guidance, the FHLBank held sufficient levels of liquidity under both scenarios for all remaining days in the first quarter of 2009. These levels of liquidity were primarily achieved through the extension of its liability maturities in comparison to its asset maturities. The final guidance is not significantly impacting the FHLBank's net interest spreads in the current interest rate environment. However, we believe that the final liquidity guidance will, over time, result in increased costs because the effect of the guidance is to have liabilities with terms exceeding those of the FHLBank's assets.

In the third quarter of 2008, the FHLBank entered into a Lending Agreement (the “Agreement”) with the United States Department of the Treasury (Treasury) in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF) that is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. The terms of any borrowings are agreed to at the time of issuance. Loans under the Agreement are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. For additional discussion, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Liquidity” in the annual report on Form 10-K. As of March 31, 2009, the FHLBank has not drawn on this available source of liquidity and does not anticipate any need to utilize the GSECF.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

In the third and fourth quarters of 2008, the financial market and economic crises resulted in a massive “flight to quality” that resulted in increased costs in the Agency/GSE debt markets and generally limited issuance at reasonable costs to short-term consolidated obligation discount notes. Although market conditions have stabilized and improved since the fourth quarter 2008, issuance limitations for longer-term consolidated obligations persist because of increased issuance of obligations from the U.S. government and from other agencies, increased competition from government guaranteed debt programs, continuing credit concerns regarding all financial institutions, less than optimal relative LIBOR costs for longer-term debt available in the Agency/GSE debt market, and the decreased market liquidity of longer-term consolidated obligations. At this time management is unable to predict if and when financial market conditions and the Agency/GSE debt market will return to pre-crisis levels.

In response to turmoil in the financial markets, the FHLBank took steps to increase its liquidity position by shortening the weighted average original days to maturity of its money market investment portfolio and by lengthening the weighted average original days to maturity of its discount notes. The FHLBank generally maintained this enhanced liquidity position through the first quarter 2009 to ensure that it could meet the borrowing needs of its members. Specifically, the FHLBank has shortened the weighted average original maturity of its money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit and commercial paper) from 49 days as of December 31, 2008 to 29 days as of March 31, 2009 and experienced a slight reduction in the maturity of its discount notes outstanding from a weighted average original days to maturity of 99 days as of December 31, 2008 to 96 days as of March 31, 2009.

Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital decreased by 10.6 percent from December 31, 2008 to March 31, 2009 (see Table 8). The majority of the decrease in capital is attributable to the decrease in advances (decreased stock needed to support advances) in the first three months of fiscal year 2009.

Table 30 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 31, 2009.

Table 30

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,457,787	12.5%
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,421,670	7.2
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,312,778	6.7
Total				5,192,235	26.4%

Table 31 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2008.

Table 31

Borrower Name	Address	City	State	Number of Shares	Percent of Total
U.S. Central Federal Credit Union[1]	9701 Renner Blvd	Lenexa	KS	2,707,604	11.9%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,622,946	11.5
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,421,477	6.2
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,312,304	5.8
Total				8,064,331	35.4%
_______
[1]
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to have its excess stock redeemed and the FHLBank had repurchased all but its membership stock of $1 million as of March 31, 2009.

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of March 31, 2009 (see Note 11 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 2.31 percent and 5.25 percent for the quarters ended March 31, 2009 and 2008, respectively. Dividend rates paid by the FHLBank generally fluctuate along with short-term interest rates. The decrease in the average annualized rates is consistent with the decrease in average short-term interest rates for the first quarter of 2009 compared to the first quarter of 2008.

The FHLBank has the ability under its capital plan to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. The current dividend parity threshold is equal to the average effective overnight Federal funds rate minus 100 basis points. However, because of the low level of the effective overnight Federal funds rate, this calculation currently would result in a negative number if not floored at zero percent.

FHLBank management anticipates that dividend rates on Class A Common Stock will be at least 50 to 75 basis points above the floored dividend parity threshold for future dividend periods (i.e., 25 to 50 basis points below the average effective overnight Federal funds rate for the period) and that the differential between the two classes of stock will stay the same or increase slightly, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 32 presents dividends paid by type for the three-month periods ended March 31, 2009 and 2008 (in thousands):

Table 32

	For the Three-Month Periods Ended
Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
March 31, 2009[1,2]	$82	$10,409	$10,491
March 31, 2008[1,2]	83	25,065	25,148
___________
[1]	The cash dividends listed for 2009 and 2008 represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
[2]	For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2009, but this may change depending on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank’s excess stock was 0.98 percent of total assets at March 31, 2009. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in the FHLBank’s ability to meet its housing finance mission, serve its members, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of the FHLBank’s operations and a key determinant of its ability to maintain earnings to meet retained earnings targets and return a reasonable dividend to its members. The FHLBank maintains comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners and independent accountants subject the FHLBank’s practices to additional scrutiny, further strengthening the process.

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

The FHLBank manages credit risk in its investment portfolios by purchasing long-term securities (maturities greater than one year) which carry the highest credit rating from the three NRSROs. The only deviation from the requirement is on purchases of securities of state HFAs, where the FHLBank requires that the HFA securities must receive at least the second highest credit rating from the NRSROs. Short-term securities (maturities less than one year) must have the highest short-term credit rating from all of the NRSROs and the issuer must have at least an investment grade (fourth highest or better) long-term credit rating.

Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by Agencies, CMOs securitized by GSEs, AAA-rated private-label MBS at the time of purchase and CMOs securitized by whole loans. Some of the FHLBank’s private-label MBS have been downgraded below AAA subsequent to purchase (see Table 20 under Item 2), but all of the downgraded securities continue to pay as expected including those the FHLBank has determined to be other-than-temporarily impaired (projected cash flow credit losses are for future periods). Approximately 74 percent of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The FHLBank does not purchase or hold any securities classified as being backed by sub-prime mortgage loans as defined by the issuer at the time of issuance. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by one of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. Under the FHLBank's RMP, the insurer should be rated no lower than AA at the time of acquisition. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

Table 33 presents the current ratings and outstanding par value as of March 31, 2009 of the FHLBank’s MBS/CMO securities covered by monoline bond insurance (in thousands):

Table 33

Insurer	Rating[1]	Par Value[2]
Financial Guaranty Insurance Company (FGIC)	CCC	$4,513
MBIA Insurance Corp.	B	1,680
AMBAC Assurance Corp.	BB	714
TOTAL		$6,907
__________
[1]	Rating as of May 29, 2009.
[2]
Par value represents the FHLBank’s coverage amount. The securities insured by FGIC were considered other-than-temporarily impaired as of December 31, 2008 and have a carrying value and amortized cost of $1.7 million and $3.1 million, respectively, as of March 31, 2009. The AMBAC insured investment has credit support remaining to absorb future losses. Therefore, the FHLBank has no current exposure to this monoline insurer, but expects the credit support on some of the insured investment to be exhausted prior to the investment being fully repaid, at which point we will be exposed to AMBAC on this security. The security insured by MBIA was considered other-than-temporarily impaired as of March 31, 2009 and has a carrying value and amortized cost of $0.6 million and $1.6 million, respectively, as of that date.

Table 34 presents the FHLBank’s exposure as of March 31, 2009 to monoline bond insurers of HFA securities (in thousands). All of the HFA securities with monoline insurance continue to perform and have estimated fair values at least equal to par as of March 31, 2009. While we are exposed to these monoline insurers, at this time we do not expect to have to rely on any of them to make any future payments on these HFA securities.

Table 34

Insurer	Rating[1]	Exposure[2]
MBIA Insurance Corp.	B	$1,716
AMBAC Assurance Corp.	BB	124
Financial Security Assurance Inc.	AA	21
TOTAL		$1,861
__________
[1]	Rating as of May 29, 2009.
[2]	Exposure = par value * delinquencies (90-day delinquencies, foreclosures and REO per Bloomberg)

The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when counterparties to transactions, such as interest rate swaps, are obligated to pay the FHLBank the positive fair value or receivable resulting from the transaction terms. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (rated A or better); by requiring netting of individual derivatives transactions with the same counterparty; by diversifying its derivatives across many counterparties and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement. The FHLBank regularly monitors the exposures on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers.

The FHLBank manages counterparty credit risk through netting procedures, credit analysis, collateral management and other credit enhancements. The FHLBank requires that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of the FHLBank’s unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of the FHLBank’s exposure to that counterparty rises above a specific level (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity Risk Management” in the annual report on Form 10-K incorporated herein by this reference, for details). As a result of these risk mitigation initiatives, management does not anticipate any credit losses on its derivative transactions.

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

The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $111.9 million and $112.7 million at March 31, 2009 and December 31, 2008, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. The FHLBank held cash with a fair value of $104.4 million and $78.2 million as collateral at March 31, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2009 is indicated in Table 35 (in thousands):

Table 35

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$2,546	$5,946	$98,160	$5,248	$111,900
Cash collateral held[2]	0	0	96,365	0	96,365
Net positive exposure after cash collateral	2,546	5,946	1,795	5,248	15,535
Other collateral	0	0	0	5,248	5,248
Net exposure after collateral	$2,546	$5,946	$1,795	$0	$10,287

Notional amount	$366,450	$11,164,617	$21,477,611	$228,432	$33,237,110

[1]
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

[2]	Excludes collateral held in excess of exposure for any individual counterparty.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008 is indicated in Table 36 (in thousands):

Table 36

	AAA	AA	A	Member[1]	Total
Total net exposure at fair value	$6,228	$1,680	$99,805	$4,975	$112,688
Cash collateral held	0	0	78,162	0	78,162
Net positive exposure after cash collateral	6,228	1,680	21,643	4,975	34,526
Other collateral	0	0	0	4,975	4,975
Net exposure after collateral	$6,228	$1,680	$21,643	$0	$29,551

Notional amount	$570,876	$15,204,795	$19,157,250	$233,716	$35,166,637

[1]
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Table 37 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2009:

Table 37

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value[1]	Percent of Net Exposure After Collateral
JPMorgan Chase & Co.	AA-	3.4%	37.0%
Citi Swapco, Inc.	AAA	2.3	24.8
Merrill Lynch Capital Services, Inc.	A	35.3	17.4
Royal Bank of Canada	AA-	1.0	10.8
Wachovia Bank, NA	AA+	0.9	10.0
All other counterparties		57.1	0.0

[1]	Fair value includes net accrued interest receivable or payable on the derivatives.

Table 38 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008:

Table 38

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value[1]	Percent of Net Exposure After Collateral
Deutsche Bank AG	A+	15.9%	60.5%
Citi Swapco, Inc	AAA	5.5	21.1
All other counterparties		78.6	18.4

[1]	Fair value includes net accrued interest receivable or payable on the derivatives.

Liquidity Risk Management – Maintaining the ability to meet obligations as they come due and to meet the credit needs of the FHLBank’s members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. The FHLBank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by its RMP. The FHLBank is also required to manage its contingency liquidity needs by maintaining a daily liquidity level above certain thresholds also outlined in the RMP and by Finance Agency regulations. Our regulatory liquidity requirement is to maintain at least five business days of liquidity without access to the capital markets. In addition, to protect the FHLBanks against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidelines to address the stress and instability in domestic and international financial markets. The final guidance from the Finance Agency requires the FHLBank to maintain liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario, referred to as a roll-off scenario, assumes that we cannot access the capital markets for a period of 15 days and that during that time, members do not renew any maturing, prepaid and called advances. The second scenario, referred to as a renew scenario, assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. The new requirement is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. Subsequent to the adoption of the final guidance, the FHLBank held sufficient levels of liquidity under both scenarios for all remaining days in the first quarter of 2009.  The FHLBank achieved compliance with these liquidity requirements primarily through the extension of its liability maturities in comparison to its asset maturities.

The FHLBank maintained ready access to the capital markets during the first three months of 2009 at very favorable rates for the majority of the period despite the liquidity/credit crisis in the financial markets. We experienced no liquidity issues and, in fact, the FHLBank System’s short-term borrowing costs decreased during the first three months of 2009 relative to other AAA-rated investment alternatives. As reflected in Table 4, the FHLBank’s net interest spread improved during 2009. The current favorable short-term borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) when financial market conditions stabilize and the flight to quality subsides. Given the expansion of U.S. government explicitly guaranteed debt that competes with FHLBank consolidated obligations and the expected increase in the volume of competing debt issuances, we expect that current favorable short-term borrowing costs will begin to increase relative to other AAA-rated alternatives during the last half of 2009.

At this time of heightened liquidity concerns in the financial markets, the FHLBank has taken steps to increase and manage its short-term liquidity in order to ensure we can meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days. These actions include: (1) shortening the weighted average original days to maturity of our short-term investments from 33 days as of September 30, 2008 to 49 days as of December 31, 2008 to 29 days as of March 31, 2009 by curtailing money market investments and increasing our cash balances in interest-bearing deposits (the increase as of December 31, 2008 was temporary as the FHLBank invested in some government-guaranteed debt that matured during the first quarter of 2009 that were not replaced); (2) and maintaining an increase in the weighted average original days to maturity of the FHLBank’s consolidated obligation discount notes outstanding (63 days as of September 30, 2008, 99 days as of December 31, 2008 and 96 days as of March 31, 2009). These actions have created an asset-liability mismatch (assets re-pricing more quickly than liabilities) on the short end of the FHLBank’s balance sheet and resulted in a decrease in the FHLBank’s net interest income in the fourth quarter of 2008 because of the steepness of the very short end of the yield curve and the fact that interest rates decreased fairly dramatically after the FHLBank initially extended its liabilities. While this asset-liability mismatch continues into the first quarter of 2009, the FHLBank has narrowed the mismatch by decreasing weighted average original days to maturity of the FHLBank’s consolidated obligation discount notes as indicated previously. At the same time, short-term interest rates have stabilized at relatively low levels and the high-cost debt issued late in the third quarter and early fourth quarter of 2008 matured in the first two months of 2009. This, in addition to the improved relative cost of consolidated obligation discount notes in the latter part of the fourth quarter of 2008 and through the first quarter of 2009, and the interest income received on excess reserves held at the Federal Reserve Bank of Kansas City which began in October 2008, should help mitigate the impact of these liquidity measures on net interest income during the first half of 2009. For more detailed information on the FHLBank’s liquidity risk management, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. In conjunction with the early adoption of FSP FAS 115-2 in accordance with Finance Agency guidance received on April 28, 2009 (see “Recent Developments” under this Item 2), the FHLBank changed its policy relating to accounting for other-than-temporary impairment of investments for the first quarter of 2009.There were no other substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended March 31, 2009.

Accounting for Other-than-temporary Impairment of Investments: The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in U.S. residential real estate values have increased the level of credit risk to which the FHLBank is exposed in its investments in mortgage-related securities, primarily private-label MBS. The FHLBank’s investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate and difficult conditions in the credit markets, the FHLBank closely monitors the performance of its investment securities classified as held-to-maturity on at least a quarterly basis (or more frequently if a loss-triggering event occurs, such as a material downgrade by the rating agencies) to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary, consistent with SFAS 115 (as amended by FSP FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments and FSP FAS 115-2).

When the fair value of a debt security is less than its amortized cost as of the balance sheet date, FSP FAS 115-2 requires an entity to assess whether: (1) it has the intent to sell the debt security; or (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized. If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered, and an OTTI is considered to have occurred. The FHLBank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of its best estimate of the cash flows expected to be collected from the security with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, management evaluates other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations and the security’s past performance. If the FHLBank’s initial analysis identifies securities at risk of OTTI, the FHLBank performs additional testing of these investments, which are typically private-label MBS. Beginning in the first quarter of 2009, to ensure consistency in determination of the OTTI for investment securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis. At-risk securities are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing markets. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the FHLBank does not intend to sell the debt security, nor is it more likely than not that the FHLBank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 changes the presentation and amount of the OTTI recognized in the Statements of Income. In these instances, the OTTI is separated into: (1) the amount of the OTTI related to the credit loss; and (2) the amount of the OTTI related to all other factors. If the FHLBank’s cash flow analysis results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. If the FHLBank determines that an OTTI exists, it accounts for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). See additional discussion regarding the recognition and presentation of OTTI in Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” and Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”

Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Developments
Regulatory Agency Actions
Finance Agency Issues Interim Final Rule Establishing Capital Classifications and Critical Capital Levels for the FHLBanks: On January 30, 2009, the Finance Agency issued an interim final rule to define the critical capital level for the FHLBanks, establish the criteria for each of the capital classifications identified in the Recovery Act and delineate its prompt corrective action authority over the FHLBanks. The rule’s provisions generally mirror those that have been in effect with regard to commercial banks and savings associations since 1992. The interim final rule establishes criteria based on the amount and type of capital held by an FHLBank for four different capital classifications: adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The rule also allows the Director the discretion to take prompt corrective action with respect to any undercapitalized FHLBank. On March 26, 2009, the Finance Agency extended the comment period. Comments on the interim final rule were due by May 15, 2009.

Finance Agency Issues Guidance on OTTI: On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBank with guidance on the process for determining OTTI with respect to private-label MBS and adoption of FSP FAS 115-2.The goal of the guidance was to promote consistency among all FHLBanks in making such determinations, based on the understanding that investors in the consolidated obligations of the FHLBanks can better understand and utilize the information in the combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks intended to early adopt FSP FAS 115-2, the Finance Agency required all FHLBanks to early adopt FSP FAS 115-2 and follow certain guidelines for determining OTTI for the first quarter of 2009.

Under the guidance, the FHLBank continues to identify private-label MBS it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in this cash flow analysis, the guidance requires for the first quarter of 2009 that the Federal Home Loan Bank of San Francisco (FHLBank of San Francisco) provide the key modeling assumptions to be used by each FHLBank to produce expected cash flow analyses used in analyzing credit losses and determining OTTI for residential private-label MBS other than subprime, monoline insured and home equity private-label MBS. The guidance also requires the FHLBank of San Francisco to determine these key modeling assumptions for all FHLBanks based upon the guidance in FSP FAS 115-2.

In addition to using the modeling assumptions provided by the FHLBank of San Francisco, the guidance requires that the FHLBank conduct its own OTTI analysis utilizing a specified third party risk model and a specified third party detailed underlying loan information data source for the first quarter of 2009. The guidance provides that an FHLBank may use the assumptions provided by the FHLBank of San Francisco in an alternative risk model with alternative loan information data if certain conditions are met. An FHLBank that does not have access to the required risk model and loan information data sources or does not meet the conditions for using an alternative risk model as required under the Finance Agency guidance may engage another FHLBank to perform the cash flow analysis underlying its OTTI determination. FHLBank Topeka engaged the FHLBank of San Francisco to perform the expected cash flow analysis underlying its OTTI determination for the first quarter of 2009.

Each FHLBank is responsible for making its own determination of OTTI and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to make sure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent between or among those FHLBanks. FHLBank Topeka confirmed results with all other FHLBanks with which we held commonly-held private-label MBS and recorded any applicable credit loss component consistent with all other FHLBanks as of adoption, January 1, 2009, and for the three-month period ended March 31, 2009.

For the three-month period ended March 31, 2009, we completed our OTTI analysis and made our determination utilizing the risk model and detailed loan information data source specified in the Finance Agency guidance, as well as the assumptions provided by the FHLBank of San Francisco. For private-label MBS that were held in common with another FHLBank, we consulted with the other FHLBank with respect to the commonly held securities and verified consistency in our respective determinations regarding OTTI. See Notes 2 and 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements,” Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” and “Critical Accounting Policies and Estimates” for additional information.

Other Regulatory Developments
Federal Reserve Limits Interest Paid on Balances. On October 9, 2008, the Federal Reserve System published an interim final rule amending Regulation D (Reserve Requirements of Depository Institutions) to direct the Reserve Banks to pay interest on balances held at Reserve Banks to satisfy reserve requirements and balances held in excess of required reserve balances. Consequently, as a pass-through correspondent for institutions that are eligible to receive interest from the Federal Reserve, the FHLBank has been receiving interest on its balances held at the Federal Reserve Bank of Kansas City. On May 29, 2009, the Federal Reserve published a final rule amending Regulation D that will prohibit the payment of interest on FHLBank balances held at Reserve Banks unless they are required reserve balances by interest-eligible respondent institutions for which the FHLBank acts as correspondent. In addition, the final rule requires that the FHLBank pass such interest back to the respondents. The final rule becomes effective July 2, 2009.

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

There were no additional material changes to the previously disclosed recent developments during the quarter ended March 31, 2009.

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

The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 39.

Table 39

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
03/31/2009	-2.2	0.0	3.6	11.6	-1.6	-1.6
12/31/2008	3.2	5.9	7.8	11.3	-0.3	-0.3
09/30/2008	-0.4	-0.3	1.1	2.9	2.6	2.6
06/30/2008	1.5	2.4	3.3	3.3	1.1	2.4
03/31/2008	2.3	3.7	4.9	4.6	3.1	4.5

The DOE for March 31, 2009 of +3.6 in the base scenario has declined from December 31, 2008, but remains outside management’s typical operating range of ±2.5. When comparing December 31, 2008 with March 31, 2009, the DOE in the base case and the up 200 basis point shock scenarios decreased primarily because of asset/liability actions taken by management, an improvement in MBS prices and the increase in mortgage prepayment projections that effectively shortened the duration of the MBS portfolios. The primary action taken by management was the issuance of more than $0.7 billion of longer term callable fixed rate consolidated obligations during February 2009 to replace callable debt that was called. The called debt could be replaced at a lower cost, so it effectively had no duration. This course of asset-liability action to replace called debt with long term callable fixed rate consolidated obligations increased the duration of liabilities, thus decreasing the duration of equity by positioning the FHLBank’s balance sheet to be less asset sensitive. In addition, mortgage prepayments increased significantly as the lower rate environment that began during November and December 2008 provided refinancing opportunities for qualifying homeowners. Potential prepayments are typically modeled on a lag basis of two to three months to represent the time-period required to process prepayments. This increasing rate of prepayment projections shortened the duration of the FHLBank’s MBS portfolio, as did the improvement in MBS pricing. The improvement in MBS pricing reverses the trend of constant price declines during most of 2008 and shortens the duration of the MBS portfolio as an improved price causes the denominator of the duration calculation to become larger, thus causing the duration to decrease. When comparing March 31, 2008 with March 31, 2009, the DOE in the base case and the up 200 basis point instantaneous shock scenarios decreased primarily because of similar circumstances as described above in that actions taken by management effectively increased the duration of liabilities over this time period which reduced the asset sensitivity of the balance sheet. In addition, the increased MBS prepayment projections and the improved MBS pricing caused the MBS portfolio duration to shorten. In the down 200 instantaneous shock scenario for both time periods, the DOE decreased primarily because of the decrease in duration of the MBS portfolio caused by the improvement in the market value of the MBS portfolio as discussed previously.

During the past year, interest rates have declined in a near parallel fashion by around 100 basis points on average, although very short-term rates (three months or less) fell by 150 basis points or more causing the short end of the interest rate curve to steepen somewhat. Along with the decrease in interest rates, there has also been a substantial increase in the volatility of interest rates, which tends to increase the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs. During the first three months of 2009, FHLBank management issued long-term, short lock-out, fixed rate callable consolidated obligations. The long duration of these consolidated obligations helps offset the extension in the duration of the FHLBank’s assets and thus help ensure that DOE remains within the approved limits, especially in the up shock scenario. The short lock-out period reduces the amount of time the FHLBank has to wait before being able to call the bonds and consequently helps protect against any significant shortening in the duration of assets caused by an increase in prepayment speeds on the FHLBank’s fixed rate MBS/CMO and mortgage loan portfolios. The FHLBank’s current and past purchases of interest rate caps and floors tends to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates or more simply stated it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, it means that its price increases at an increasingly slower rate in a declining interest rate environment and decreases in price at an increasingly faster rate in a rising interest rate environment. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of the FHLBank’s mortgage loans are fixed rate, so they have negative convexity as a result of the prepayment options only. The FHLBank seeks to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity which offsets some or all of the negative convexity risk in its assets. While current capital market conditions make it much more challenging to manage the FHLBank’s market risk position, we continue to take measured asset/liability actions to stay within established policy.

However, as noted in Table 39, the base DOE for the December 31, 2008, exceeded management’s typical operating range, but also exceeded the approved 5.0 DOE threshold as established in the RMP. As referred to previously, the abnormally depressed private-label MBS prices are the primary cause for this distortion of this risk metric, since depressed prices naturally alter the duration calculation by introducing a smaller market value as the denominator. This abnormally small denominator results in a higher duration. Again, with the improved MBS prices and the issuance of callable consolidated obligations to replace called consolidated obligations during the first three months of 2009, the DOE normalized slightly. Management continues to actively monitor the FHLBank’s DOE position and the mortgage market environment for acceptable future asset/liability management actions.

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

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.4 months and 2.9 months at March 31, 2009 and December 31, 2008, respectively. The decrease in duration gap during the first three months of the year was primarily the result of an increase in the duration of liabilities through the issuance of callable fixed rate consolidated obligations and the decrease in duration of the MBS portfolio as discussed previously.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. However, MVE should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank generally maintains a MVE within limits specified by the Board of Directors in the RMP, which stipulates that the ratio of market value of equity to book value of equity (MVE/BVE) be not less than 85 percent in the base scenario or 80 percent under a ±200 basis-point instantaneous shock in interest rates. Table 40 shows the MVE/BVE ratio for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. As of March 31, 2009, the base case and the up 200 basis point scenario result of 74 percent each are both below the established limits. As with the distortions in the DOE metric, the depressed MBS prices are the primary cause of the FHLBank’s low MVE/BVE measurements. FHLBank management continues to actively monitor the FHLBank’s risk profile, including the MVE/BVE measurement, and is not taking asset/liability management or other actions at this time in order to attempt to bring the percentage back within the RMP ranges. Management discusses the MVE/BVE ratio with the Board of Directors on a regular basis and the Board of Directors concurs with management’s course of action citing the current dysfunctional MBS market.

Although there were some improvements in the price of some of the FHLBank’s MBS/CMOs during the first three months of 2009, unrecognized losses on the FHLBank’s held-to-maturity MBS/CMO portfolios continued to exist as MBS prices remained depressed. The mortgage market disruptions have caused the FHLBank’s estimated fair values on its MBS/CMOs to fall below amortized cost on a large number of the FHLBank’s individual securities, particularly the private-label MBS/CMOs during 2008. The fair values of several private issue MBS/CMOs continued to decline during the first quarter of 2009, but not as dramatically as the declines of the previous year. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current financial market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs. For securities with fair values below amortized cost and considered “at-risk” (see definition and further discussion in Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements”), the FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. As a result of security-level evaluations, the FHLBank determined that six private-label MBS were other-than-temporarily impaired as of March 31, 2009 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. For the remainder of the FHLBank’s private-label MBS/CMOs, (1) the FHLBank does not intend to sell the securities; (2) it is not more likely than not that the FHLBank will have to sell the securities before anticipated recovery; and (3) no credit loss has been considered to occur; and thus, the decline in fair value is considered temporary.

Table 40 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.

Table 40

Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
03/31/2009	74	73	74	83	84	84
12/31/2008	67	70	75	88	88	88
09/30/2008	91	91	91	93	98	98
06/30/2008	85	87	89	92	95	94
03/31/2008	78	80	83	87	92	96

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Prior to July 1, 2008, interest rate swap relationships meeting stringent criteria and qualifying for shortcut fair value hedge accounting under SFAS 133, paragraph 68, were designated as such. Since July 1, 2008, all hedging relationships qualifying for fair value hedge accounting have been designated as long haul hedges. For all new hedging relationships, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used are effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses rolling regression analyses to assess the effectiveness of its long haul hedges. See Note 7 – Derivatives and Hedging Activities in the quarterly footnotes for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 41 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk at March 31, 2009 (in thousands):

Table 41

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$90,000	$0	$90,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	1,559,000	0	0	1,559,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,088,732	0	0	2,088,732
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	10,000	0	0	10,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,840,572	0	0	5,840,572
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,543,093	0	0	1,543,093
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,345,733	0	6,345,733
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	105,136	105,136
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	1,571,250	0	0	1,571,250
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	2,695,000	0	0	2,695,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	2,395,000	0	0	2,395,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	395,000	0	0	395,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,245,000	0	0	5,245,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	2,160,000	0	0	2,160,000
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	410,000	0	0	410,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	237,000	0	0	237,000
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	216,594	30,000	0	246,594
TOTAL			$26,366,241	$6,765,733	$105,136	$33,237,110

Table 42 presents the fair value (fair value includes net accrued interest receivable or payable on the derivative) of derivative instruments by risk and by type of instrument used to address the noted risk at March 31, 2009 (in thousands):

Table 42

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$59	$0	$59
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(102,149)	0	0	(102,149)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(102,045)	0	0	(102,045)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(235)	0	0	(235)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(516,209)	0	0	(516,209)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(217,345)	0	0	(217,345)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	38,266	0	38,266
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	25,751	0	25,751
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	71	71
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	5,115	0	0	5,115
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	4,584	0	0	4,584
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	54,291	0	0	54,291
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	18,293	0	0	18,293
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	109,109	0	0	109,109
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	231,279	0	0	231,279
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	8,372	0	0	8,372
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	5,989	0	0	5,989
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	133	0	0	133
TOTAL			$(500,818)	$64,076	$71	$(436,671)

Table 43 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk at December 31, 2008 (in thousands):

Table 43

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$95,000	$0	$95,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,059,000	0	0	2,059,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	1,378,732	0	0	1,378,732
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	67,000	0	0	67,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,528,966	0	0	6,528,966
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,550,035	0	0	1,550,035
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,445,733	0	6,445,733
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	124,423	124,423
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	1,287,162	0	0	1,287,162
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	875,000	0	0	875,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,620,000	0	0	3,620,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	635,000	0	0	635,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,207,000	0	0	4,207,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	2,410,000	0	0	2,410,000
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	990,000	0	0	990,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	2,375,000	0	0	2,375,000
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	208,586	10,000	0	218,586
TOTAL			$28,191,481	$6,850,733	$124,423	$35,166,637

Table 44 presents the fair value (fair value includes net accrued interest receivable or payable on the derivative) of derivative instruments by risk and by type of instrument used to address the noted risk at December 31, 2008 (in thousands):

Table 44

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$115	$0	$115
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(106,451)	0	0	(106,451)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(94,477)	0	0	(94,477)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(316)	0	0	(316)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(636,881)	0	0	(636,881)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(251,368)	0	0	(251,368)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	37,287	0	37,287
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	26,526	0	26,526
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(1,539)	(1,539)
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	(559)	0	0	(559)
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	1,024	0	0	1,024
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	53,848	0	0	53,848
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	28,160	0	0	28,160
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	114,522	0	0	114,522
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	243,391	0	0	243,391
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	16,949	0	0	16,949
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	32,338	0	0	32,338
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	139	0	0	139
TOTAL			$(599,681)	$63,928	$(1,539)	$(537,292)

Item 4T. Controls and Procedures

Disclosure Controls and Procedures. The FHLBank’s management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The FHLBank’s disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the FHLBank in the reports that it files or submits under the Exchange Act is accumulated and communicated to the FHLBank’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the FHLBank’s disclosure controls and procedures, the FHLBank’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Control over Financial Reporting. A significant change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Legislative and Regulatory Developments,” in accordance with guidance provided by the Finance Agency regarding consistency in the FHLBanks' determination of OTTI of private-label MBS, each FHLBank is required to use the key modeling assumptions provided by the FHLBank of San Francisco for the cash flow analysis of each FHLBank’s private-label MBS in its determination of OTTI for such MBS. Such assumptions are material to the determination of OTTI and, in turn, material to the FHLBank’s internal control over financial reporting. Accordingly, management has established procedures to review the documentation and assumptions provided by the FHLBank of San Francisco in order to determine whether such assumptions are reasonable. Based on this review, management has concluded that this change did not diminish the FHLBank’s internal control over financial reporting. There were no other changes in the FHLBank’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

Date: June 12, 2009	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: June 12, 2009	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer