Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Topeka
filed 2009-08-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 7, 2009
Class A Stock, par value $100	3,135,318
Class B Stock, par value $100	14,086,199

FEDERAL HOME LOAN BANK OF TOPEKA

Certification of Principal Executive Officer Pursuant to Section 302

Certification of Principal Financial Officer Pursuant to Section 302

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1   "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited

(In thousands, except par value)
	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$87	$75
Interest-bearing deposits	487,283	3,348,212
Federal funds sold	1,685,000	384,000
Trading securities (Note 3)	7,742,110	4,652,700
Held-to-maturity securities1 (Note 4)	8,396,471	11,050,897
Advances (Note 5)	24,529,745	35,819,674
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $882 and $884 (Note 6)	3,213,794	3,023,805
Accrued interest receivable	109,161	138,770
Premises, software and equipment, net	15,900	16,733
Derivative assets (Note 7)	30,983	34,526
Other assets (Note 10)	63,343	86,839

TOTAL ASSETS	$46,273,877	$58,556,231

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$201,923	$104,856
Overnight	1,026,000	1,013,800
Term	26,185	570,340
Non-interest-bearing:
Demand	0	36
Other	24,047	14,499
Total deposits	1,278,155	1,703,531

Consolidated obligations, net (Note 8):
Discount notes	15,617,443	26,261,411
Bonds	26,815,219	27,421,634
Total consolidated obligations, net	42,432,662	53,683,045

Mandatorily redeemable capital stock (Note 11)	25,775	34,806
Accrued interest payable	173,145	253,743
Affordable Housing Program (Note 9)	41,413	27,707
Payable to Resolution Funding Corp. (REFCORP) (Note 10)	25,508	0
Derivative liabilities (Note 7)	269,397	404,356
Other liabilities	30,081	53,798

TOTAL LIABILITIES	44,276,136	56,160,986

Commitments and contingencies (Note 14)

Capital (Note 11):
Capital stock outstanding – putable:
Class A ($100 par value; 2,928 and 6,339 shares issued and outstanding)	292,825	633,941
Class B ($100 par value; 14,045 and 16,064 shares issued and outstanding)	1,404,487	1,606,394
Total capital stock	1,697,312	2,240,335
Retained earnings	306,229	156,922
Accumulated other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(3,882)	0
Defined benefit pension plan – prior service cost	10	15
Defined benefit pension plan – net loss	(1,928)	(2,027)

TOTAL CAPITAL	1,997,741	2,395,245

TOTAL LIABILITIES AND CAPITAL	$46,273,877	$58,556,231
__________
1    Fair value: $8,081,464 and $10,454,592 at June 30, 2009 and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited

(In thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest-bearing deposits	$3,910	$151	$7,003	$514
Federal funds sold	704	15,348	1,987	52,515
Trading securities	26,043	27,477	57,246	52,993
Held-to-maturity securities	53,572	123,577	115,598	277,089
Advances	88,980	235,738	212,144	558,301
Prepayment fees on terminated advances	9,133	640	9,886	761
Mortgage loans held for portfolio	39,439	30,000	79,147	61,108
Overnight loans to other Federal Home Loan Banks	0	16	3	32
Other	750	863	1,554	1,770
Total interest income	222,531	433,810	484,568	1,005,083

INTEREST EXPENSE:
Deposits	1,066	5,780	3,588	16,723
Consolidated obligations:
Discount notes	15,347	139,695	63,274	333,542
Bonds	131,008	216,096	280,217	520,512
Overnight loans from other Federal Home Loan Banks	0	49	0	95
Mandatorily redeemable capital stock (Note 11)	79	150	373	393
Other	239	362	531	718
Total interest expense	147,739	362,132	347,983	871,983

NET INTEREST INCOME	74,792	71,678	136,585	133,100
Provision for credit losses on mortgage loans	104	64	114	73
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	74,688	71,614	136,471	133,027

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(18)	0	(1,077)	0
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income	0	0	1,018	0
Net other-than-temporary impairment losses on held-to-maturity securities	(18)	0	(59)	0
Net gain (loss) on trading securities (Note 3)	(25,718)	(62,043)	(15,845)	(48,761)
Net realized gain (loss) on sale of held-to-maturity securities (Note 4)	0	(10)	0	(10)
Net gain (loss) on derivatives and hedging activities (Note 7)	102,443	63,157	122,213	28,506
Service fees	1,562	1,357	3,086	2,672
Other	837	408	1,472	787
Total other income (loss)	79,106	2,869	110,867	(16,806)

OTHER EXPENSES:
Compensation and benefits	5,377	5,460	11,117	11,094
Other operating	2,916	2,605	6,527	5,467
Finance Agency/Finance Board	412	411	864	822
Office of Finance	515	435	992	867
Other	1,338	1,521	1,726	1,788
Total other expenses	10,558	10,432	21,226	20,038

INCOME BEFORE ASSESSMENTS	143,236	64,051	226,112	96,183

Affordable Housing Program (Note 9)	11,700	5,244	18,496	7,892
REFCORP (Note 10)	26,307	11,761	41,523	17,658
Total assessments	38,007	17,005	60,019	25,550

NET INCOME	$105,229	$47,046	$166,093	$70,633

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2009 AND 2008 – Unaudited

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
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2009 AND 2008 (continued) – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to FSP FAS 115-2 and FAS 124-22					3,349	(3,349)	0
Proceeds from issuance of capital stock	44	4,390	1,803	180,329			184,719
Repurchase/redemption of capital stock	(1,181)	(118,135)	(137)	(13,722)			(131,857)
Comprehensive income:
Net income					166,093
Other comprehensive income:
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(1,018)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						4
Amortization of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						481
Amortization of prior service cost on defined benefit pension plan						(5)
Amortization of net loss on defined benefit pension plan						99
Total comprehensive income							165,654
Reclassification of shares to mandatorily redeemable capital stock	(954)	(95,367)	(5,205)	(520,481)			(615,848)
Net transfer of shares between Class A and Class B	(1,320)	(132,004)	1,320	132,004			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.5%):
Cash payment					(172)		(172)
Stock issued			200	19,963	(19,963)		0
BALANCE – JUNE 30, 2009	2,928	$292,825	14,045	$1,404,487	$306,229	$(5,800)	$1,997,741
__________
1    Putable
2    Financial Accounting Standards Board Staff Position FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited

(In thousands)
	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$166,093	$70,633

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(65,517)	(57,217)
Concessions on consolidated obligation bonds	7,235	12,783
Premiums and discounts on investments, net	(635)	(764)
Premiums and discounts on advances, net	(10,981)	(15,438)
Discounts on Housing and Community Development advances	(2)	(3)
Premiums, discounts and deferred loan costs on mortgage loans, net	1,943	2,773
Fair value adjustments on hedged assets or liabilities	11,486	17,970
Other comprehensive income	94	111
Premises, software and equipment	1,994	1,814
Provision for credit losses on mortgage loans	114	73
Non-cash interest on mandatorily redeemable capital stock	364	392
Net realized (gain) loss on sale of held-to-maturity securities	0	10
Loss on other-than-temporarily impaired held-to-maturity securities	59	0
Net realized (gain) loss on disposals of premises, software and equipment	3	0
Other (gains) losses	(28)	(13)
Net (gain) loss on trading securities	15,845	48,761
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(153,554)	(86,123)
(Increase) decrease in accrued interest receivable	29,622	34,952
Change in net accrued interest included in derivative assets	479	37,616
(Increase) decrease in other assets	886	1,510
Increase (decrease) in accrued interest payable	(80,591)	(66,611)
Change in net accrued interest included in derivative liabilities	52,867	10,216
Increase (decrease) in Affordable Housing Program liability	13,706	(355)
Increase (decrease) in REFCORP liability	41,523	694
Increase (decrease) in other liabilities	(18,322)	35,665
Total adjustments	(151,410)	(21,184)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	14,683	49,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	3,022,379	(2,440)
Net (increase) decrease in Federal funds sold	(1,301,000)	3,010,300
Net (increase) decrease in short-term trading securities	(3,200,282)	0
Proceeds from maturities of and principal repayments on long-term trading securities	95,121	69,014
Purchases of long-term trading securities	0	(926,018)
Net (increase) decrease in short-term held-to-maturity securities	1,495,836	(422,771)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,163,539	515,155
Purchases of long-term held-to-maturity securities	0	(2,293,649)
Principal collected on advances	155,100,915	312,692,284
Advances made	(144,141,481)	(318,194,354)
Principal collected on mortgage loans held for portfolio	563,125	169,172
Purchase or origination of mortgage loans held for portfolio	(758,275)	(361,295)
Principal collected on other loans made	743	695
Proceeds from sale of premises, software and equipment	13	0
Purchases of premises, software and equipment	(1,177)	(1,050)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	12,039,456	(5,744,957)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited

(In thousands)
	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(408,571)	$(469,760)
Net proceeds from sale of consolidated obligation:
Discount notes	185,433,333	578,727,161
Bonds	10,153,213	12,035,855
Payments for maturing and retired consolidated obligation:
Discount notes	(196,017,556)	(568,859,798)
Bonds	(10,598,235)	(15,959,022)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	62	69,699
Net interest payments received (paid) for financing derivatives	(38,820)	836
Proceeds from issuance of capital stock	184,719	1,102,179
Payments for repurchase/redemption of capital stock	(131,857)	(59,785)
Payments for repurchase of mandatorily redeemable capital stock	(625,243)	(887,554)
Cash dividends paid	(172)	(175)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(12,054,127)	5,694,636
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12	(872)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75	1,724
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87	$852

Supplemental disclosures:
Interest paid	$460,197	$975,750

Affordable Housing Program payments	$4,958	$8,430

REFCORP payments	$0	$16,964

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
June 30, 2009

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

Subsequent Events: The FHLBank has evaluated events and transactions for potential recognition or disclosure through the time of filing our second quarter 2009 Form 10-Q with the SEC on August 12, 2009.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARD AND ADOPTION OF ACCOUNTING STANDARDS AND INTERPRETATIONS

Issuance of SFAS 166: In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (herein referred to as “SFAS 166”). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This statement removes the concept of a qualifying special purpose entity which will cause securitizations that were exempt from FASB Interpretation No. (FIN) 46(R), Consolidation of Variable Interest Entities - an interpretation of ARB No. 51, to be subject to that guidance. In addition, this statement clarifies: (1) that transfers of a portion of a financial asset can only get sales accounting if the portion held by the transferor meets the criteria to be classified as a participating interest; (2) that an entity must consider all agreements made contemporaneously with, or in contemplation of a transfer of financial assets; (3) that a transferor must evaluate whether it or its agents effectively control the transferred financial asset directly or indirectly; (4) that a transferor must recognize and initially measure all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of an entire financial asset or a group of financial assets accounted for as a sale; (5) that if a securitization of mortgage loans does not meet the conditions for sales accounting, the loans shall continue to be classified as loans; and (6) the legal isolation requirements to ensure that an entity considers all of its involvement in determining whether a financial asset has been put beyond the reach of the transferor and its creditors. Finally, this statement expands the disclosure requirements so financial statement users have: (1) a better understanding of a transferor’s continuing involvement; (2) the nature of any restrictions on assets reported by an entity in its statement of condition that relate to a transferred financial asset, including the carrying amounts of those assets; (3) how servicing assets and servicing liabilities are reported under this statement; and (4) for transfers accounted for as sales when a transferor has continuing involvement with the transferred financial assets and for the transfers of financial assets accounted for as secured borrowings, how the transfer of financial assets affects a transferor's financial position, financial performance, and cash flows. SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBank does not believe that the adoption of SFAS 166 will have a material effect on its financial condition, results of operations or cash flows.

Issuance of SFAS 168: In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (herein referred to as ”SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification is not intended to change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. For SEC registrants, SEC rules and interpretive releases will continue to be sources of authoritative GAAP. In addition, the FASB no longer will consider new standards as authoritative in their own right. Instead, the new standards will serve only to provide background information about the issue, update the Codification, and provide the basis for conclusions regarding changes in the Codification. SFAS 168 is effective for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the FHLBank). SFAS 168 is not intended to change or alter existing GAAP and accordingly, the FHLBank does not expect adoption of this statement to have a material impact on the FHLBank’s financial condition, results of operations or cash flows although it will substantially change the way that GAAP is referenced in future financial statements and SEC filings.

Issuance of Accounting Standards Update (ASU) No 2009-01: In June 2009, the FASB issued ASU No. 2009-01, Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168 - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (herein referred to as “ASU 2009-01”). This update officially changes the GAAP structure brought about by SFAS 168 and creates Topic 105 in the Accounting Standards Codification (ASC). ASU 2009-01 is not intended to change or alter existing GAAP and accordingly, the FHLBank does not expect adoption of this guidance to have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

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

Adoption of FSP FAS 115-2 and FAS 124-2: In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (herein referred to as “FSP FAS 115-2”). FSP FAS 115-2 amends the other-than-temporary impairment (OTTI) guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 does not amend existing recognition and measurement guidance related to OTTI of equity securities. This FSP expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period.

If the fair value of a debt security is less than its amortized cost basis, FSP FAS 115-2 requires an entity to assess whether: (1) it has the intent to sell the debt security; or (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI must be recognized.

Instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security, nor is it more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 changes the presentation and amount of the OTTI recognized in the income statement. In these instances, the OTTI is separated into: (a) the amount of the total OTTI related to the credit loss; and (b) the amount of the total OTTI related to all other factors. The amount of the total OTTI related to all other factors is recognized in other comprehensive income. Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive income. The OTTI recognized in other comprehensive income for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI credit loss recognized). The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in other comprehensive income. Previously, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value as of the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

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

The FHLBank elected to early adopt FSP FAS 115-2 effective January 1, 2009 and recognized the effects of applying FSP FAS 115-2 as a change in accounting principle. The FHLBank recognized a $3,349,000 cumulative-effect adjustment of initially applying FSP FAS 115-2 as an adjustment to retained earnings (increase or credit) at January 1, 2009 with a corresponding adjustment (decrease or debit) to accumulated other comprehensive income. Had the FHLBank not early adopted FSP FAS 115-2, the FHLBank would have had lower net income before assessments of $685,000 ($1,018,000 OTTI non-credit component recognized in OCI would have been a charge or decrease to net income before assessments and $333,000 of discount accretion for the non-credit component would have been accreted to interest income (increase) instead of to the carrying value of the securities) for the quarter ended March 31, 2009. The adoption of FSP FAS 115-2 also increased financial statement disclosures.

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

Adoption of SFAS 165: In May 2009, the FASB issued SFAS No. 165, Subsequent Events (herein referred to as “SFAS 165”), which is intended to establish principles and requirements for subsequent events not addressed in other GAAP. SFAS 165 sets forth: (1) the period after the balance sheet date during which management shall evaluate events; (2) circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date; and (3) the disclosures that an entity shall make about events or transactions that occur after the balance sheet date, including a disclosure as to the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim periods or annual financial periods ending after June 15, 2009 (June 30, 2009 for the FHLBank). The adoption of SFAS 165 resulted in increased financial statement disclosures but did not have an impact on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – TRADING SECURITIES

Major Security Types: Trading securities as of June 30, 2009 and December 31, 2008 are summarized in the following table (in thousands):

	Estimated Fair Values
	June 30, 2009	December 31, 2008
Certificates of deposit	$2,709,519	$1,571,449
Commercial paper	2,734,565	673,435
FHLBank1 obligations	294,972	316,618
Fannie Mae2 obligations	390,863	403,027
Freddie Mac2 obligations	982,581	1,009,074
Subtotal	7,112,500	3,973,603
Residential mortgage-backed securities:
Fannie Mae2	374,397	399,863
Freddie Mac2	253,311	277,278
Ginnie Mae3	1,902	1,956
Residential mortgage-backed securities	629,610	679,097
TOTAL	$7,742,110	$4,652,700
__________
1	See Note 16 for transactions with other FHLBanks.
2
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government sponsored enterprises (GSEs). Both entities were placed into conservatorship by the Federal Housing Finance Agency (Finance Agency) on September 7, 2008 with the Finance Agency named as conservator.

3	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of June 30, 2009 and December 31, 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009	December 31, 2008
Due in one year or less	$5,444,084	$2,244,884
Due after one year through five years	610,346	446,071
Due after five years through 10 years	1,058,070	1,282,648
Due after 10 years	0	0
Subtotal	7,112,500	3,973,603
Residential mortgage-backed securities	629,610	679,097
TOTAL	$7,742,110	$4,652,700

For securities held as of June 30, 2009, the unrealized net gain (loss) on trading securities during the three-month periods ended June 30, 2009 and 2008 included a net gain (loss) of $(24,674,000) and $(61,574,000), respectively. For securities held as of June 30, 2009, the unrealized net gain (loss) on trading securities during the six-month periods ended June 30, 2009 and 2008 included a net gain (loss) of $(14,321,000) and $(49,449,000), respectively

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of June 30, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Values
State or local housing agency obligations	$140,490	$0	$140,490	$530	$436	$140,584
Subtotal	140,490	0	140,490	530	436	140,584
Mortgage-backed securities:
Fannie Mae residential1	3,055,846	0	3,055,846	9,144	27,906	3,037,084
Freddie Mac residential1	2,964,026	0	2,964,026	14,014	26,414	2,951,626
Ginnie Mae residential2	34,237	0	34,237	1,402	111	35,528
Private-label mortgage-backed securities:
Residential loans	2,159,139	1,580	2,160,719	413	286,003	1,875,129
Commercial loans	40,151	0	40,151	0	1,394	38,757
Home equity loans	2,150	2,302	4,452	0	2,122	2,330
Manufactured housing loans	432	0	432	0	6	426
Mortgage-backed securities	8,255,981	3,882	8,259,863	24,973	343,956	7,940,880
TOTAL	$8,396,471	$3,882	$8,400,353	$25,503	$344,392	$8,081,464
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2008 are summarized in the following table (in thousands):

	Amortized Cost4	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Values
Certificates of deposit	$760,000	$985	$0	$760,985
Commercial paper	737,271	1,496	0	738,767
State or local housing agency obligations	155,247	701	561	155,387
Subtotal	1,652,518	3,182	561	1,655,139
Mortgage-backed securities:
Fannie Mae1	3,354,012	4,566	107,773	3,250,805
Freddie Mac1	3,388,254	7,831	109,019	3,287,066
Ginnie Mae2	37,663	1,496	278	38,881
Other3	2,618,450	813	396,562	2,222,701
Mortgage-backed securities	9,398,379	14,706	613,632	8,799,453
TOTAL	$11,050,897	$17,888	$614,193	$10,454,592
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Primarily consists of private-label mortgage-backed securities.
4	As of December 31, 2008, carrying value is equivalent to amortized cost.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of June 30, 2009. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses
State or local housing agency obligations	$34,009	$433	$827	$3	$34,836	$436
Subtotal	34,009	433	827	3	34,836	436
Mortgage-backed securities:
Fannie Mae residential1	523,028	3,804	1,812,188	24,102	2,335,216	27,906
Freddie Mac residential1	440,365	3,029	1,826,480	23,385	2,266,845	26,414
Ginnie Mae residential2	1,201	2	7,866	109	9,067	111
Private-label mortgage-backed securities:
Residential loans	64,422	2,753	1,698,518	283,250	1,762,940	286,003
Commercial loans	0	0	38,757	1,394	38,757	1,394
Home equity loans	0	0	2,330	2,122	2,330	2,122
Manufactured housing loans	0	0	426	6	426	6
Mortgage-backed securities	1,029,016	9,588	5,386,565	334,368	6,415,581	343,956
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,063,025	$10,021	$5,387,392	$334,371	$6,450,417	$344,392
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2008. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses	Estimated Fair Values	Unrecognized Losses
State or local housing agency obligations	$37,170	$554	$1,363	$7	$38,533	$561
Subtotal	37,170	554	1,363	7	38,533	561
Mortgage-backed securities:
Fannie Mae1	2,005,650	65,252	875,306	42,521	2,880,956	107,773
Freddie Mac1	2,050,859	65,383	853,049	43,636	2,903,908	109,019
Ginnie Mae2	9,726	278	0	0	9,726	278
Other3	1,109,510	171,665	1,064,388	224,897	2,173,898	396,562
Mortgage-backed securities	5,175,745	302,578	2,792,743	311,054	7,968,488	613,632
TOTAL TEMPORARILY IMPAIRED SECURITIES	$5,212,915	$303,132	$2,794,106	$311,061	$8,007,021	$614,193
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Primarily consists of private-label mortgage-backed securities.

Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment security holdings for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. As part of this process, if the fair value of a security is less than its amortized cost basis, the FHLBank considers its intent to sell the debt security and whether it is more likely than not that the FHLBank will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an OTTI charge in earnings equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. For securities that meet neither of these conditions and their fair value is less than the amortized cost basis, the FHLBank performs an analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the FHLBank uses indicators, or “screens,” which consider various characteristics of each security including, but not limited to, the following: (1) Nationally-Recognized Statistical Rating Organization (NRSRO) credit rating and related outlook or status; (2) the creditworthiness of the issuers of the Agency debt securities; (3) the strength of the government-sponsored enterprises’ guarantees of the holdings of Agency MBS; (4) the underlying type of collateral; (5) the duration and level of the unrecognized loss; (6) any credit enhancements or insurance; and (7) certain other collateral-related characteristics such as FICO credit scores, delinquency rates and the security’s performance. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the FHLBank identifies individual securities which are subjected to a detailed cash flow analysis using models to determine the cash flows that are likely to be collected. Securities for which OTTI has been determined in a prior period and at-risk securities are evaluated by estimating projected cash flows that the FHLBank is likely to collect based upon a careful assessment of all available information about each individual security. This assessment is made considering the structure of the security including the level of credit support and the remaining payment terms of the security as well as making certain assumptions about the future performance of the security based upon such factors as prepayment speeds, default rates, loss severity, expected housing price changes and interest rate assumptions in order to determine whether the FHLBank will recover the entire amortized cost of the security. The loan level cash flows and losses were allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security. In performing a detailed analysis of each at-risk security based upon these factors, the FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.

For private-label MBS, risk characteristics or screens used to select at risk securities for cash flow analysis include: (1) the duration and magnitude of the unrealized loss; (2) credit ratings below AAA by at least one NRSRO; and (3) criteria related to the credit performance of the underlying collateral, such as the ratio of (a) credit enhancement to expected collateral losses, and (b) seriously delinquent loans to credit enhancement. For these purposes, expected collateral losses are those that are implied by current delinquencies taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage; seriously delinquent loans are those that are 60 or more days past due, including loans in foreclosure, in bankruptcy and real estate owned. In generating the expected cash flows for each of these securities, the FHLBank of Dallas on behalf of the FHLBank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (“CBSAs”), which are based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months (resulting in peak-to-trough home price declines of up to 51 percent). Thereafter, home prices are projected to increase one percent in the first year, three percent in the second year and four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules.

As a result of these security-level evaluations, the FHLBank determined that six private-label MBS were other-than-temporarily impaired as of June 30, 2009 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. These securities included the five private-label MBS that had been identified as other-than-temporarily impaired in 2008 and one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter of 2009. No new private-label MBS were identified as other-than-temporarily impaired in the second quarter of 2009. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described in the previous paragraph. The OTTI amount recognized in other comprehensive income is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the six OTTI securities.

For the six private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of June 30, 2009 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Fair Value
Private-label mortgage-backed securities:
Prime residential loans	$3,013	$3,013	$1,677	$1,336
Home equity loans	5,954	4,452	2,122	2,330
TOTAL	$8,967	$7,465	$3,799	$3,666

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three- and six-month periods ended June 30, 2009, based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month period ending June 30, 2009			Six-month period ending June 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label mortgage-backed securities:
Home equity loans	$18	$0	$18	$59	$1,018	$1,077

The following table presents a roll-forward of OTTI activity related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in other comprehensive income (in thousands):
	Three-month period ending June 30, 2009			Six-month period ending June 30, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period1	$1,439	$4,034	$5,473	$1,424	$3,349	$4,773
Additional charge on a security for which OTTI was not previously recognized	0	0	0	41	1,018	1,059
Additional charge on a security for which OTTI was previously recognized	14	0	14	14	0	14
Reclassification adjustment of non-credit portion of OTTI included in net income	4	(4)	0	4	(4)	0
Amortization of credit component of OTTI2	45	0	45	19	0	19
Accretion of OTTI related to all other factors	0	(148)	(148)	0	(481)	(481)
Balance, end of period	$1,502	$3,882	$5,384	$1,502	$3,882	$5,384
__________
1
The FHLBank adopted FSP FAS 115-2 as of January 1, 2009 and recognized the cumulative effect of initially applying FSP FAS 115-2, totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to accumulated other comprehensive income.

2
The FHLBank amortizes the credit component based on estimated cash flows prospectively up to the amount of expected principal to be recovered. The discounted cash flows will move from the discounted loss value to the ultimate principal to be written off at the projected date of loss. If the expected cash flows improve, the amount of expected loss decreases which causes a corresponding decrease in the calculated amortization. Based on the level of improvement in the cash flows, the amortization could become a positive adjustment to income.

The following table presents a summary of the significant inputs used to generate the expected cash flows used to measure the amount of the OTTI credit loss recognized in earnings during the three-month period ended June 30, 2009 on private-label MBS by security type and vintage (amounts in thousands):

Year of Securitization	Number of Securities	Unpaid Principal Balance	Weighted Average Prepayment Rate	Weighted Average Default Rate	Weighted Average Loss Severity	Weighted Average Current Credit Enhancement
Private-label mortgaged-back securities:
Home equity loans:
2003 and earlier	1	$1,606	10.0%	11.0%	60.0%	0.0%

Although there has been some improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2009, the fair value of a majority of its portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor it is more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Redemption Terms: The amortized cost and estimated fair values of held-to-maturity securities by contractual maturity as of June 30, 2009 and December 31, 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009			December 31, 2008
	Amortized Cost	Carrying Value	Estimated Fair Values	Amortized Cost1	Estimated Fair Values
Due in one year or less	$10,000	$10,000	$10,241	$1,507,271	$1,510,033
Due after one year through five years	75	75	76	120	123
Due after five years through 10 years	1,035	1,035	1,052	1,320	1,339
Due after 10 years	129,380	129,380	129,215	143,807	143,644
Subtotal	140,490	140,490	140,584	1,652,518	1,655,139
Mortgage-backed securities	8,259,863	8,255,981	7,940,880	9,398,379	8,799,453
TOTAL	$8,400,353	$8,396,471	$8,081,464	$11,050,897	$10,454,592
__________
1	At December 31, 2008, carrying value is equivalent to amortized cost.

The carry value of the FHLBank’s mortgage-backed securities included net discounts of $15,120,000 as of June 30, 2009. The amortized cost of the FHLBank’s mortgage-backed securities included net discounts of $16,504,000 as of December 31, 2008. Other investments included net discounts of $0 and $2,728,000 as of June 30, 2009 and December 31, 2008, respectively.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$59,585	$1,416,333
Variable rate	80,905	236,185
Subtotal	140,490	1,652,518

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	765	923
Variable rate	8,336	9,666
Collateralized mortgage obligations:
Fixed rate	2,314,853	2,793,227
Variable rate	5,935,909	6,594,563
Subtotal	8,259,863	9,398,379
TOTAL	$8,400,353	$11,050,897

NOTE 5 – ADVANCES

Redemption Terms: As of June 30, 2009 and December 31, 2008, the FHLBank had advances outstanding at interest rates ranging from zero percent to 8.64 percent at both period ends as summarized in the following table (in thousands):

	June 30, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$8,805,159	1.23%	$18,047,311	1.36%
Due after one year through two years	2,638,312	3.78	3,443,180	4.24
Due after two years through three years	1,611,690	3.53	1,788,559	3.94
Due after three years through four years	1,805,105	3.40	1,066,763	4.03
Due after four years through five years	1,101,472	3.30	1,460,101	3.51
Thereafter	8,102,019	2.71	9,178,873	2.84
Total par value	24,063,757	2.42%	34,984,787	2.34%
Discounts on HCD advances	(36)		(37)
Premiums on other advances	0		52
Discounts on other advances	(41,579)		(13,812)
SFAS 133 fair value adjustments1	507,603		848,684
TOTAL	$24,529,745		$35,819,674
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2009 and December 31, 2008 include callable advances totaling $3,868,521,000 and $6,395,434,000, respectively. Of these callable advances, there were $3,832,455,000 and $6,324,845,000 of variable rate advances as of June 30, 2009 and December 31, 2008, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	June 30, 2009	December 31, 2008
Due in one year or less	$12,547,566	$23,371,131
Due after one year through two years	2,313,499	2,903,380
Due after two years through three years	1,444,057	1,507,000
Due after three years through four years	1,639,282	956,320
Due after four years through five years	989,307	1,438,854
Thereafter	5,130,046	4,808,102
TOTAL PAR VALUE	$24,063,757	$34,984,787

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of June 30, 2009 and December 31, 2008, included convertible advances totaling $5,309,722,000 and $5,759,422,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	June 30, 2009	December 31, 2008
Due in one year or less	$12,770,426	$22,092,269
Due after one year through two years	2,255,162	3,179,739
Due after two years through three years	1,384,229	1,597,048
Due after three years through four years	1,524,179	684,963
Due after four years through five years	1,132,998	1,459,026
Thereafter	4,996,763	5,971,742
TOTAL PAR VALUE	$24,063,757	$34,984,787

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Par amount of advances:
Fixed rate	$18,622,789	77.4%	$20,258,429	57.9%
Variable rate	5,440,968	22.6	14,726,358	42.1
TOTAL	$24,063,757	100.0%	$34,984,787	100.0%

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

The following table presents information as of June 30, 2009 and December 31, 2008 on mortgage loans held for portfolio (in thousands):

	June 30, 2009	December 31, 2008
Real Estate
Fixed rate, medium-term1, single-family mortgages	$845,890	$808,298
Fixed rate, long-term, single-family mortgages	2,366,074	2,212,249
Total par value	3,211,964	3,020,547
Premiums	17,113	16,985
Discounts	(10,684)	(11,666)
Deferred loan costs, net	961	812
SFAS 133 fair value adjustments2	(4,678)	(1,989)
Total before Allowance for Credit Losses on Mortgage Loans	3,214,676	3,024,689
Allowance for Credit Losses on Mortgage Loans	(882)	(884)
MORTGAGE LOANS, NET	$3,213,794	$3,023,805
__________
1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The par value of mortgage loans held for portfolio outstanding at June 30, 2009 and December 31, 2008 was comprised of government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) loans totaling $233,591,000 and $195,619,000, respectively, and conventional, size-conforming mortgage loans totaling $2,978,373,000 and $2,824,928,000, respectively.

The allowance for credit losses on mortgage loans for the three- and six-month periods ended June 30, 2009 and 2008, respectively, was as follows (in thousands):

	Three-month period ended		Six-month period ending
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance, beginning of period	$889	$842	$884	$844
Provision for credit losses on mortgage loans	104	64	114	73
Charge-offs	(111)	(67)	(116)	(78)
Balance, end of period	$882	$839	$882	$839

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. At June 30, 2009 and December 31, 2008, the FHLBank had no recorded investments in impaired mortgage loans.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. During the three-month periods ended June 30, 2009 and 2008, credit enhancement fees paid by the FHLBank to participating members totaled $703,000 and $609,000, respectively. Credit enhancement fees paid by the FHLBank to participating members totaled $1,177,000 and $1,195,000 for the six-month periods ended June 30, 2009 and 2008, respectively.

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

▪
The dollar-offset method measures the change in fair value between periods on the hedge instrument versus the change in the fair value between periods on the hedged item. Under this methodology, at inception, the FHLBank evaluates effectiveness of the hedging relationship using interest rate scenario stress testing (interest rate shock scenarios). Thereafter on a monthly basis, the FHLBank compares the change in cumulative fair value of the hedging instrument to the change in cumulative fair value of the hedged item. The amount of dollar-offset between the two items must fall into a range of between 80 percent and 120 percent in order for the hedge to be deemed effective.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its Risk Management Policy. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk at June 30, 2009.

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

As of June 30, 2009 and December 31, 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $125,958,000 and $112,688,000, respectively. These totals include $25,226,000 and $25,705,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $94,975,000 and $78,162,000 as collateral as of June 30, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $44,157,000 and $44,112,000 as of June 30, 2009 and December 31, 2008, respectively. The counterparty was different each period. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of June 30, 2009, is indicated in the following table (in thousands):

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$1,897	$19,344	$100,850	$3,867	$125,958
Cash collateral held	0	0	94,975	0	94,975
Net positive exposure after cash collateral	1,897	19,344	5,875	3,867	30,983
Other collateral	0	0	0	3,867	3,867
Net exposure after collateral	$1,897	$19,344	$5,875	$0	$27,116

Notional amount	$346,450	$10,953,010	$20,764,591	$189,906	$32,253,957
__________
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

Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of December 31, 2008, is indicated in the following table (in thousands):

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$6,228	$1,680	$99,805	$4,975	$112,688
Cash collateral held	0	0	78,162	0	78,162
Net positive exposure after cash collateral	6,228	1,680	21,643	4,975	34,526
Other collateral	0	0	0	4,975	4,975
Net exposure after collateral	$6,228	$1,680	$21,643	$0	$29,551

Notional amount	$570,876	$15,204,795	$19,157,250	$233,716	$35,166,637
__________
1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by a major credit rating agency, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on it Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of June 30, 2009 was $350,684,000 for which the FHLBank has posted collateral with a fair value of $84,162,000 in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $163,680,000 of collateral to its derivative counterparties at June 30, 2009. During July 2009, one counterparty novated all derivatives instruments that we held to another counterparty. For purposes of providing this disclosure, the FHLBank consolidated the counterparties. The FHLBank’s credit rating has not changed in the previous twelve months.

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

As of June 30, 2009 and December 31, 2008, the notional principal of derivative agreements in which the FHLBank is an intermediary was $288,000,000 and $218,587,000, respectively.

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

For the three- and six-month periods ended June 30, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Derivatives and hedge items in SFAS 133 fair value hedging relationships:
Interest rate swaps	$2,802	$(621)	$5,805	$(1,116)
Interest rate caps/floors	3	(8)	0	(8)
Total net gain (loss) related to fair value hedge ineffectiveness	2,805	(629)	5,805	(1,124)

Derivatives not designated as hedging instruments under SFAS 133:
Economic hedges:
Interest rate swaps	69,937	65,413	100,761	28,819
Interest rate caps/floors	47,892	8,855	47,696	15,636
Net interest settlements	(16,202)	(9,730)	(30,577)	(13,817)
Mortgage delivery commitments	(1,988)	(769)	(1,471)	(1,032)
Intermediary transactions:
Interest rate swaps	(12)	14	(19)	21
Interest rate caps/floors	11	3	18	3
Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	99,638	63,786	116,408	29,630

Net gains (losses) on derivatives and hedging activities	$102,443	$63,157	$122,213	$28,506

In accordance with SFAS 133, the FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended June 30, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month period ended
	June 30, 2009				June 30, 2008
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$220,535	$(217,362)	$3,173	$(72,087)	$266,188	$(266,887)	$(699)	$(40,786)
Consolidated obligation bonds	(89,299)	89,572	273	65,479	(293,339)	293,409	70	106,517
Consolidated obligation discount notes	3,643	(4,284)	(641)	2,388	0	0	0	0
TOTAL	$134,879	$(132,074)	$2,805	$(4,220)	$(27,151)	$26,522	$(629)	$65,731
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the six-month periods ended June 30, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Six-month period ended
	June 30, 2009				June 30, 2008
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$322,093	$(325,031)	$(2,938)	$(134,433)	$12,550	$(14,664)	$(2,114)	$(52,388)
Consolidated obligation bonds	(157,535)	165,776	8,241	149,610	(43,756)	44,746	990	171,839
Consolidated obligation discount notes	3,529	(3,027)	502	4,168	0	0	0	0
TOTAL	$168,087	$(162,282)	$5,805	$19,345	$(31,206)	$30,082	$(1,124)	$119,451
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three- and six-month periods ended June 30, 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2009, no amounts relating to hedging activities remain in accumulated other comprehensive income.

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

The following table represents outstanding notional balances and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2009 (in thousands):

	June 30, 2009
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Fair value hedges:
Interest rate swaps	$11,134,831	$342,949	$8,928,532	$(526,775)	$9,417,228	$113,712	$10,646,135	$(297,538)
Interest rate caps/floors	43,000	326	17,000	(124)	42,000	120	18,000	82
Total fair value hedges	11,177,831	343,275	8,945,532	(526,899)	9,459,228	113,832	10,664,135	(297,456)

Economic hedges:
Interest rate swaps	3,526,000	22,398	1,836,955	(178,173)	2,940,000	(58,255)	2,422,955	(97,520)
Interest rate caps/floors	6,371,733	113,361	350,000	(1,379)	4,217,000	70,285	2,504,733	41,697
Mortgage delivery commitments	16,061	96	29,845	(280)	16,061	96	29,845	(280)
Total economic hedges	9,913,794	135,855	2,216,800	(179,832)	7,173,061	12,126	4,957,533	(56,103)

TOTAL	$21,091,625	$479,130	$11,162,332	$(706,731)	$16,632,289	$125,958	$15,621,668	$(353,559)

Total derivative fair value						$125,958		$(353,559)
Fair value of cash collateral delivered to counterparty						0		84,162
Fair value of cash collateral received from counterparty						(94,975)		0
NET DERIVATIVE FAIR VALUE						$30,983		$(269,397)

The following table represents outstanding notional balances and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2008 (in thousands):

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

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and as provided by the Federal Home Loan Bank Act of 1932 (Bank Act) or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. Prior to 2009, each FHLBank specified the amount of debt it wanted the Office of Finance to issue on its behalf. During December 2008, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds during 2009. As part of this process, management from each of the FHLBanks determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s regulatory capital to total system regulatory capital (regulatory capital excludes OCI and includes mandatorily redeemable capital stock). If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of 8 of the 12 FHLBanks. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are issued at less than their face amounts and redeemed at par when they mature.

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,850,735	1.75%	$8,044,892	3.19%
Due after one year through two years	5,630,900	2.46	6,109,694	2.73
Due after two years through three years	2,466,420	3.05	2,205,320	4.13
Due after three years through four years	1,360,300	3.92	1,452,300	4.51
Due after four years through five years	2,017,000	3.93	2,237,000	4.10
Thereafter	4,256,000	5.00	6,971,000	5.78
Total par value	26,581,355	2.82%	27,020,206	3.98%
Premiums	14,821		18,761
Discounts	(14,145)		(15,108)
SFAS 133 fair value adjustments1	233,188		397,775
TOTAL	$26,815,219		$27,421,634
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2009 and December 31, 2008 includes callable bonds totaling $5,627,000,000 and $9,850,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 3 and 4) and MPF mortgage loans (Note 6). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2009 and December 31, 2008 (in thousands):

Year of Maturity of Next Call Date	June 30, 2009	December 31, 2008
Due in one year or less	$15,062,735	$15,299,892
Due after one year through two years	5,480,900	5,984,694
Due after two years through three years	1,841,420	1,460,320
Due after three years through four years	1,110,300	757,300
Due after four years through five years	1,427,000	1,657,000
Thereafter	1,659,000	1,861,000
TOTAL PAR VALUE	$26,581,355	$27,020,206

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Par value of consolidated obligation bonds:
Fixed rate	$18,460,525	$20,121,025
Variable rate	7,192,500	3,532,500
Step ups	655,000	990,000
Range bonds	272,000	2,375,000
Zero coupon	1,330	1,681
TOTAL PAR VALUE	$26,581,355	$27,020,206

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
June 30, 2009	$15,617,443	$15,622,266	0.26%

December 31, 2008	$26,261,411	$26,317,524	1.23%

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

The following table details the change in the AHP liability for the three- and six-month periods ending June 30, 2009 and 2008 (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Appropriated and reserved AHP funds as of the beginning of the period	$32,731	$40,092	$27,707	$41,357
AHP set aside based on current year income	11,700	5,244	18,496	7,892
Direct grants disbursed	(3,115)	(4,450)	(4,958)	(8,430)
Recaptured funds1	97	116	168	183
Appropriated and reserved AHP funds as of the end of the period	$41,413	$41,002	$41,413	$41,002
__________
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

The following table details the change in the REFCORP liability for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
REFCORP (receivable) obligation as of the beginning of the period	$(799)	$5,156	$(16,015)	$11,067
REFCORP assessments	26,307	11,761	41,523	17,658
REFCORP payments	0	(5,156)	0	(16,964)
REFCORP (receivable) obligation as of the end of the period	$25,508	$11,761	$25,508	$11,761

NOTE 11 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$967,150	$1,715,481	$1,389,373	$1,763,395
Total capital-to-asset ratio	4.0%	4.4%	4.0%	4.2%
Total capital	$1,850,955	$2,029,316	$2,342,249	$2,432,063
Leverage capital ratio	5.0%	6.2%	5.0%	5.7%
Leverage capital	$2,313,694	$2,887,056	$2,927,812	$3,313,760

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands).

	Three-month period ended		Six-month period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance at beginning of period	$29,703	$35,348	$34,806	$36,147
Capital stock subject to mandatory redemption reclassified from equity during the period	168,961	381,923	615,848	885,471
Redemption or repurchase of mandatorily redeemable capital stock during the period	(172,962)	(382,965)	(625,243)	(887,554)
Stock dividend classified as mandatorily redeemable capital stock during the period	73	150	364	392
Balance at end of period	$25,775	$34,456	$25,775	$34,456

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and six-month periods ended June 30, 2009 and 2008, were (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$60	$66	$120	$132
Interest cost	99	91	197	182
Amortization of prior service cost	(3)	(6)	(5)	(13)
Amortization of net loss	49	55	99	110
NET PERIODIC POSTRETIREMENT BENEFIT COST	$205	$206	$411	$411

NOTE 13 – ESTIMATED FAIR VALUES

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

Fair Value Hierarchy. SFAS 157, which was adopted by the FHLBank on January 1, 2008, established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

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

▪
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. A significant portion of the unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include private-label MBS that the FHLBank has determined to be OTTI.

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

Fair Value on a Recurring Basis. The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of June 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Certificates of deposit	$2,709,519	$0	$2,709,519	$0	$0
Commercial paper	2,734,565	0	2,734,565	0	0
FHLBank1 obligations	294,972	0	294,972	0	0
Fannie Mae2 obligations	390,863	0	390,863	0	0
Freddie Mac2 obligations	982,581	0	982,581	0	0
Subtotal	7,112,500	0	7,112,500	0	0
Residential mortgage-backed securities:
Fannie Mae2	374,397	0	374,397	0	0
Freddie Mac2	253,311	0	253,311	0	0
Ginnie Mae3	1,902	0	1,902	0	0
Residential mortgage-backed securities	629,610	0	629,610	0	0
Trading securities	7,742,110	0	7,742,110	0	0

Derivative fair value	125,958	0	100,732	0	25,226
Net cash collateral (received) delivered	(94,975)	0	0	0	(94,975)
Derivative assets	30,983	0	100,732	0	(69,749)

TOTAL ASSETS MEASURED AT FAIR VALUE	$7,773,093	$0	$7,842,842	$0	$(69,749)

Derivative fair value	$353,559	$0	$345,381	$0	$8,178
Net cash collateral received (delivered)	(84,162)	0	0	0	(84,162)
Derivative liabilities	269,397	0	345,381	0	(75,984)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$269,397	$0	$345,381	$0	$(75,984)
__________
1	See Note 16 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table presents, for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of December 31, 2008 (in thousands):

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis at Level 3 fair value as of June 30, 2009.

Fair Value on a Nonrecurring Basis. The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment).

In accordance with the provisions of SFAS 115, as amended by FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and FSP FAS 115-2, the FHLBank recognized an OTTI charge of $18,000 and $59,000 related to estimated credit losses during the three- and six-month periods ended June 30, 2009, respectively, as further described in Note 4. The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities:
Home equity loans	$597	$0	$0	$597

The total changes in value of the other-than-temporarily impaired securities for which a fair value adjustment has been included in the Statements of Income for the three- and six-month periods ended June 30, 2009 are as follows (in thousands):

	Three-month period ending June 30, 2009			Six-month period ending June 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label mortgage-backed securities:
Home equity loans	$18	$0	$18	$59	$1,018	$1,077

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

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities	$3,218	$0	$0	$3,218

There were no investments measured at fair value on a nonrecurring basis as of June 30, 2008. Consequently, no fair value adjustments of a nonrecurring nature were included in the Statements of Income for the three- and six-month period ended June 30, 2008.

Estimated Fair Values. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of June 30, 2009 and December 31, 2008. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

Investment Securities: The estimated fair values of investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models using the assumptions in the following table:

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

Commitments to Extend Credit: The estimated fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. In accordance with SFAS 149, certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives under SFAS 149. Their estimated fair values were negligible as of June 30, 2009 and December 31, 2008.

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

Mandatorily Redeemable Capital Stock: The fair value of capital stock subject to mandatory redemption is generally at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. FHLBank Topeka’s dividends are declared and paid at each quarter end; therefore, fair value equaled par value as of the end of the periods presented. Stock can only be acquired by members at par value and redeemed or repurchased at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

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

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of June 30, 2009 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$87	$0	$87

Interest-bearing deposits	487,283	0	487,283

Federal funds sold	1,685,000	40	1,685,040

Trading securities	7,742,110	0	7,742,110

Held-to-maturity securities	8,396,471	(315,007)	8,081,464

Advances	24,529,745	163,017	24,692,762

Mortgage loans held for portfolio, net of allowance	3,213,794	81,374	3,295,168

Accrued interest receivable	109,161	0	109,161

Derivative assets	30,983	0	30,983

Liabilities:
Deposits	1,278,155	0	1,278,155

Consolidated obligation discount notes	15,617,443	3,189	15,614,254

Consolidated obligation bonds	26,815,219	(243,817)	27,059,036

Mandatorily redeemable capital stock	25,775	0	25,775

Accrued interest payable	173,145	0	173,145

Derivative liabilities	269,397	0	269,397

Other Asset (Liability):
Standby letters of credit	(1,236)	0	(1,236)

Standby credit facility	(383)	0	(383)

Standby bond purchase agreements	243	2,435	2,678

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As described in Note 8, as provided by the Bank Act or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. FHLBank Topeka is jointly and severally liable with the 11 other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,013,659,541,000 and $1,198,203,815,000 as of June 30, 2009 and December 31, 2008, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

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

FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss under the provisions of SFAS No. 5, Accounting for Contingencies. Based upon the creditworthiness of the other FHLBanks as of June 30, 2009, FHLBank Topeka believes that a loss accrual is not necessary at this time.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing and Economic Recovery Act (Recovery Act). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered obligations with the same joint and several liability as all other consolidated obligations. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a weekly list of eligible advance collateral based upon the Lending Agreement. As of June 30, 2009, the FHLBank had provided the U.S. Treasury with a listing of potential advance collateral amounting to $9,246,920,000. The amount of collateral can be expanded or contracted (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of MBS issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established through the Federal Reserve Bank of New York for the benefit of the Treasury. As of June 30, 2009, no FHLBank had drawn on this available source of liquidity.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $1,000,000,000 as of June 30, 2009 and December 31, 2008. SCF commitments are executed for members for a fee and are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2009, outstanding standby letters of credit totaled $2,839,913,000 and had original terms of two days to seven years with a final expiration in 2013. As of December 31, 2008, outstanding standby letters of credit totaled $2,751,362,000 and had original terms of seven days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,236,000 and $1,321,000 as of June 30, 2009 and December 31, 2008, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $50,046,000 and $141,357,000 as of June 30, 2009 and December 31, 2008, respectively. Commitments are generally for periods not to exceed 60 calendar days. In accordance with SFAS 149, certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(184,000) and $(1,539,000) as of June 30, 2009 and December 31, 2008, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,672,896,000 and $1,311,906,000 as of June 30, 2009 and December 31, 2008, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three- or six-month periods ended June 30, 2009 and 2008.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of June 30, 2009 and December 31, 2008, the FHLBank had delivered cash with a book value of $84,150,000 and $245,600,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of June 30, 2009 and December 31, 2008 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

June 30, 2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$247,344	17.6%	$248,344	14.4%

December 31, 2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
U.S. Central Federal Credit Union1	KS	$1,000	0.2%	$269,760	16.8%	$270,760	11.9%
MidFirst Bank	OK	2,600	0.4	259,695	16.2	262,295	11.5
Total		$3,600	0.6%	$529,455	33.0%	$533,055	23.4%
__________
1	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2009 and December 31, 2008 are summarized in the following table (in thousands). Information is only listed for the period end in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits1	Percent of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$4,915,300	20.4%	$5,019,600	14.3%	$2,102	0.2%	$940	0.1%
U.S. Central Federal Credit Union2			5,370,000	15.4			40	0.0
TOTAL	$4,915,300	20.4%	$10,389,600	29.7%	$2,102	0.2%	$980	0.1%
__________
1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.
2	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Neither U.S. Central Federal Credit Union nor MidFirst Bank originated mortgage loans for or sold mortgages into the MPF program during the three- or six-month periods ended June 30, 2008. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the three- or six-month periods ended June 30, 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of June 30, 2009 and December 31, 2008 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	June 30, 2009		December 31, 2008
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$95,338	0.4%	$190,099	0.5%

Deposits	$5,556	0.4%	$18,918	1.1%

Class A Common Stock	$3,070	1.0%	$8,108	1.2%
Class B Common Stock	8,210	0.6	8,571	0.5
Total Capital Stock	$11,280	0.7%	$16,679	0.7%

The following table presents mortgage loans funded or acquired during the three- and six-month periods ended June 30, 2009 and 2008 for members that had an officer or director serving on the FHLBank’s board of directors as of June 30, 2009 or 2008 (in thousands).

Three-month period ended				Six-month period ended
June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$9,439	2.3%	$3,661	1.7%	$18,873	2.4%	$10,621	2.9%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and six-month periods ended June 30, 2009 and 2008 (in thousands). All transactions occurred at market prices.

	Three-month period ended		Six-month period ended
Business Activity	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Average overnight interbank loan balances to other FHLBanks1	$0	$2,951	$2,746	$2,538
Average overnight interbank loan balances from other FHLBanks1	0	9,231	0	7,319
Average deposit balance with FHLBank of Chicago for shared expense transactions2	54	17	53	8
Average deposit balance with FHLBank of Chicago for MPF transactions2	25	25	28	25
Transaction charges paid to FHLBank of Chicago for transaction service fees3	354	267	698	517
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	0	106,320
Net premium (discount) on purchases of consolidated obligation issued on behalf of other FHLBanks4	0	0	0	6,900
__________
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
4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $3,868,000 and $4,197,000 for the three-month periods ended June 30, 2009 and 2008, respectively. For the six-month periods ended June 30, 2009 and 2008, interest income earned on these securities totaled $7,873,000 and $8,267,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of June 30, 2009 and December 31, 2008 and results of operations for the three- and six-month periods ended June 30, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2008.

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

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	06/30/2009	03/31/2009	12/31/2008	09/30/2008	06/30/2008
Statement of Condition (at period end)
Total assets	$46,273,877	$51,922,782	$58,556,231	$64,192,515	$60,915,712
Investments1	18,310,864	21,592,347	19,435,809	22,379,274	20,520,453
Advances	24,529,745	27,014,796	35,819,674	37,443,260	37,543,931
Mortgage loans held for portfolio, net	3,213,794	3,113,801	3,023,805	2,773,079	2,539,954
Deposits	1,278,155	1,644,993	1,703,531	1,540,986	886,632
Consolidated obligations, net2	42,432,662	47,443,443	53,683,045	59,385,070	56,955,483
Capital	1,997,741	2,140,301	2,395,245	2,596,847	2,525,346

Statement of Income (for the quarterly period ended)
Net interest income before provision for credit losses on mortgage loans	74,792	61,793	34,831	79,356	71,678
Provision for credit losses on mortgage loans	104	10	57	66	64
Other income (loss)	79,106	31,761	(109,486)	(42,020)	2,869
Other expenses	10,558	10,668	10,794	9,170	10,432
Income before assessments	143,236	82,876	(85,506)	28,100	64,051
Assessments	38,007	22,012	(22,680)	7,468	17,005
Net income	105,229	60,864	(62,826)	20,632	47,046

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash3	90	82	82	88	92
Dividends paid in stock3	9,554	10,409	12,013	22,474	20,383
Class A Stock dividend rate	0.75%	0.75%	0.75%	1.75%	1.75%
Class B Stock dividend rate	2.50%	2.50%	2.50%	4.75%	4.75%
Weighted average dividend rate4	2.33%	2.31%	2.33%	4.40%	4.37%
Dividend payout ratio	9.16%	17.24%	(19.25)%	109.35%	43.52%
Return on average equity	19.63%	10.63%	(9.78)%	3.27%	8.08%
Return on average assets	0.85%	0.44%	(0.41)%	0.14%	0.34%
Average equity to average assets	4.31%	4.14%	4.18%	4.13%	4.16%
Net interest margin5	0.60%	0.45%	0.23%	0.52%	0.51%
Total capital ratio at period end6	4.32%	4.12%	4.09%	4.05%	4.15%
Ratio of earnings to fixed charges7	1.97	1.41	0.78	1.07	1.18
__________
1	Investments also include interest-bearing deposits and Federal funds sold.
2
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 8 to the quarterly financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency, which govern the issuance of debt for the 12 FHLBanks.

3
Dividends reclassified as interest expense on mandatorily redeemable capital stock in accordance with SFAS 150 and not included as GAAP dividends were $79,000, $294,000, $65,000, $151,000 and $150,000 for the quarters ended June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008, respectively.

4	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average capital stock eligible for dividends.
5	Net interest margin is net interest income before mortgage loan loss provision as a percentage of average earning assets.
6
Total capital ratio is GAAP capital stock, which excludes mandatorily redeemable capital stock in accordance with SFAS 150, plus retained earnings and accumulated other comprehensive income as a percentage of total assets at period end.

7
The ratio of earnings to fixed charges (interest expense including amortization of premiums, discounts and capitalized expenses related to indebtedness) is computed by dividing total earnings by fixed charges.

Quarterly Overview
Total assets decreased during the first six months of 2009 by 21.0 percent to $46.3 billion as of June 30, 2009 from $58.6 billion as of December 31, 2008. This decline is almost entirely due to an $11.3 billion decrease in advances during the six-month period ended June 30, 2009. The remaining $1.0 billion decrease was predominantly attributable to a net reduction in the various investment portfolios.

Nearly half of the decrease in advance balances is the result of U.S. Central Federal Credit Union paying down $5.4 billion during the first quarter of 2009, largely as a consequence of government assistance culminating in being placed into conservatorship by the National Credit Union Administration on March 20, 2009. The remaining decrease is the result of a broad-based advance decline as FHLBank members have generally experienced growth in deposits, decline in loan demand, and access to debt programs explicitly guaranteed by the U.S. government. All of these have contributed to an overall reduction in members’ demand for FHLBank advances. Although total advance balances have declined every month this year, the pace of the decline has slowed during the second quarter.

Total investments (including interest-bearing deposits at the Federal Reserve) decreased $1.1 billion from December 31, 2008 as the FHLBank managed its balance sheet in order to maintain appropriate liquidity, capital, and leverage ratios subsequent to the large decrease in advances. This decrease in total investments was also accompanied by a significant change in the composition of the FHLBank’s investment portfolio. On May 20, 2009, the Federal Reserve Board issued the final rule amending Regulation D, which resulted in the elimination of interest paid on excess reserves held in the FHLBank’s Federal Reserve account effective July 2, 2009 (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” under this Item 2 for a more detailed discussion). As a result, the FHLBank began increasing its short-term investment portfolios and decreasing its excess reserves at the Federal Reserve in preparation for this change. After a thorough credit review of potential counterparties, the FHLBank increased its investment in short-term money market instruments, predominantly in the form of commercial paper, certificates of deposit, and overnight Federal funds transactions. Commercial paper and certificates of deposit purchased during this portfolio diversification were classified as trading securities under Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (herein referred to as “SFAS 115”) in order to maintain the FHLBank’s high level of liquidity. Correspondingly, the amount of excess reserves (interest-bearing deposits) at the Federal Reserve was reduced to $0.5 billion as of June 30, 2009, which is down from $6.6 billion as of March 31, 2009 and $3.3 billion as of December 31, 2008.

On the liability side of the balance sheet, consolidated obligation discount notes, which are typically used to fund short-term advances and investments, decreased by $10.6 billion and longer term consolidated obligation bonds decreased by $0.6 billion. This decrease in consolidated obligations corresponds to the decrease in demand for advances and in the size of the FHLBank’s total investments and interest-bearing deposits.

The FHLBank’s net income for the three-month period ended June 30, 2009 was $105.2 million compared to $47.0 million for the three-month period ended June 30, 2008. The increase was primarily attributable to the following:
▪	$3.1 million increase in net interest income (increase income);
▪	$36.3 million increase related to net gain (loss) on trading securities (increase income);
▪	$39.3 million increase related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$21.0 million increase in assessments (decrease income).

Net income for the six-month period ended June 30, 2009 was $166.1 million compared to $70.6 million for the six-month period ended June 30, 2008. The increase was primarily attributable to the following:
▪	$3.5 million increase in net interest income (increase income);
▪	$32.9 million increase related to net gain (loss) on trading securities (increase income);
▪	$93.7 million increase related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$34.5 million increase in assessments (decrease income).

As indicated above, the increase in net income for both the second quarter of 2009 and the first six months of 2009 compared to the same periods in 2008 was mainly due to the positive impact of market value changes in trading securities as well as gains related to derivatives and hedging activities. These items include derivatives (interest rate swaps, interest rate caps and floors) and trading securities (Agency debentures and mortgage-backed securities). Most of the market value changes on trading securities and gains on derivatives are a result of different interest rate indices and credit spreads returning to more normal, historical relationships or levels. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for additional discussion.

The FHLBank’s net interest income was 21.0 percent higher in the second quarter of 2009 than in the first quarter. Even though balances declined significantly, as discussed above, spreads widened as high-cost debt transacted in late 2008 to ensure adequate liquidity for member advances over year end matured during the first and second quarters of 2009. During the fourth quarter 2008, the FHLBank experienced a significant contraction in net interest spreads as it extended the term of its short-term discount notes for liquidity purposes in the midst of the market liquidity crisis. As a result of this extension of funding, when short-term rates fell during the fourth quarter, the FHLBank’s assets re-priced faster than liabilities resulting in a significant decrease in net interest income. During the second quarter of 2009 as the need for longer term liquidity decreased, the FHLBank began issuing shorter-term discount notes that were a better match with assets on its balance sheet. This reduced the cost of debt and along with the older debt maturities widened spreads and increased net interest income.

The significant fluctuations that have occurred in non-interest income over the past five quarters are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as required under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (herein referred to as “SFAS 133”) as well as the mark-to-market revaluations of trading securities required under SFAS 115. During the second quarter of 2009, net gain (loss) on derivatives and hedging activities was $102.4 million while net gain (loss) on trading securities was $(25.7) million. This resulted in an increase to net income of $76.7 million, which had a significant impact on the FHLBank’s results of operations and corresponding key ratios for the three-month period ended June 30, 2009. For the first six months of 2009, the net gain (loss) on derivatives and hedging activities was $122.2 million while the net gain (loss) on trading securities was $(15.8) million. This resulted in an increase to net income of $106.4 million, which also had a significant impact on the FHLBank’s results of operations and corresponding key ratios for the six-month period ended June 30, 2009.

Tables 8 through 11 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) between the three- and six-month periods ended June 30, 2009 and 2008.

The FHLBank’s return on average equity (ROE) increased to 19.63 percent for the second quarter of 2009 compared to 8.08 percent for the same period of 2008. The FHLBank’s return on average equity (ROE) for the first six months of 2009 increased to 14.98 percent compared to 6.12 percent for the same period of 2008. The increase in ROE for both periods can be primarily attributed to the positive impact of market value changes on trading securities and net gains on derivative and hedging activities as discussed above.

Dividends paid for the second quarter of 2009 were 0.75 percent and 2.50 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was a decrease over dividends paid for the second quarter of 2008 of 1.75 percent and 4.75 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The decrease in dividend rates can be attributed to the decrease in short-term interest rates between the periods. The payout ratio decreased from 44 percent during the second quarter of 2008 to 9 percent during the second quarter of 2009. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate and may not correlate with the amount of net income earned during the period because of fluctuations in net gain (loss) on trading securities and net gain (loss) on derivatives and hedging activities for the period, which are typically not considered during the determination of dividend rates for a period. The average overnight Federal funds effective rate for the three-month periods ended June 30, 2009 and 2008 was 0.18 percent and 2.09 percent, respectively (see Table 2). Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

Market Instrument	June 30, 2009 Three-Month Average	June 30, 2008 Three-Month Average	June 30, 2009 Six-Month Average	June 30, 2008 Six-Month Average
Overnight Federal funds effective/target rate1	0.18%	2.09%	0.18%	2.62%
Federal Open Mark Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	2.08	0.00 to 0.25	2.63
3-month Treasury bill1	0.16	1.64	0.18	1.87
3-month LIBOR1	0.84	2.75	1.04	3.02
2-year U.S. Treasury note1	1.00	2.40	0.95	2.21
5-year U.S. Treasury note1	2.23	3.15	1.99	2.95
10-year U.S. Treasury note1	3.30	3.86	3.00	3.76
30-year residential mortgage note rate2	4.99	6.07	5.01	5.95

Market Instrument	June 30, 2009 Ending Rate	December 31, 2008 Ending Rate	June 30, 2008 Ending Rate
Overnight Federal funds effective/target rate1	0.00 to 0.25%	0.00 to 0.25%	2.00%
FOMC target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	2.00
3-month Treasury bill1	0.19	0.08	1.74
3-month LIBOR1	0.60	1.43	2.78
2-year U.S. Treasury note1	1.11	0.77	2.62
5-year U.S. Treasury note1	2.56	1.55	3.33
10-year U.S. Treasury note1	3.54	2.21	3.97
30-year residential mortgage note rate2	5.34	5.03	6.33
__________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

The FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent at its April 29, 2009 and June 24, 2009 meetings. On June 25, 2009, the Federal Reserve announced several changes to its liquidity programs. Specifically, the Federal Reserve Bank extended the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (AMLF), the Commercial Paper Funding Facility (CPFF), the Primary Dealer Credit Facility (PDCF), and the Term Securities Lending Facility (TSLF) to February 1, 2010. Several of these programs support markets that directly or indirectly impact the market for FHLBank consolidated obligations. The extension of these facilities may adversely impact issuance of FHLBank consolidated obligations. Additionally, the Federal Reserve reduced the size of the Term Auction Facility (TAF) from $150 billion to $100 billion (effective August 2009) and did not extend the authorization for the Money Market Investor Funding Facility (MMIFF). TAF funds are an alternative to FHLBank advances for certain FHLBank members, and therefore, this action may alleviate competition related to the TAF program in the future. In making these changes, the Federal Reserve noted improvements in the condition of financial markets. However, it also cautioned that many segments of financial markets are currently impaired and will likely remain impaired for quite a while. The Federal Reserve Bank of New York also changed its System Open Market Account (SOMA) securities lending program to include the direct obligations of the housing-related government-sponsored enterprises held in its SOMA portfolio, including the FHLBank, as securities that will be offered for loan in the daily SOMA securities lending auctions. The change is effective July 9, 2009.

LIBOR rates have fallen significantly during the first half of 2009. The decrease in LIBOR rates is primarily the result of excess demand from market participants with larger amounts of cash to invest than the supply of eligible money market investments. To a lesser extent, the decrease in LIBOR might also indicate that financial markets see less risk in lending short-term funds to other financial institutions. In some instances, the decrease in LIBOR results in decreases in the FHLBank’s borrowing costs including debt that is directly swapped to LIBOR and debt that, while not directly tied to LIBOR, normally tracks the general direction of LIBOR rates. Conversely, decreases in LIBOR also result in decreases in yields on some FHLBank assets including investments and advances directly indexed to LIBOR and assets that, while not directly indexed to LIBOR, normally track the general direction of LIBOR rates.

During the second quarter of 2009, the yield curve for U.S. Treasuries steepened as longer-term interest rates increased significantly. This increase is likely due to market concerns about the potential inflationary impact from the current and anticipated volumes of U.S. Treasury issuance and concerns about the potential decrease in demand for U.S. Treasuries, Agency debentures and Agency mortgage-backed securities (MBS) after the Federal Reserve Bank’s quantitative easing program has ended. In some instances, higher long-term interest rates increase the cost of issuing FHLBank consolidated obligations and typically increase the cost of advances for its members. However, increases in Treasury rates did not fully extend to increases in rates for FHLBank debentures because spreads of the FHLBank debt relative to similar term U.S. Treasury instruments declined significantly since December 31, 2008. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note was 82 basis points on December 31, 2008. This spread decreased to 33 basis points as of June 30, 2009. The spread between the on-the-run FHLBank five-year bullet debt and the five-year Treasury note was 130 basis points on December 31, 2008. This spread decreased to 60 basis points as of June 30, 2009. As a result, interest rates paid on FHLBank debt did not increase as much as they did for U.S. Treasuries over the first half of 2009 and, in fact actually decreased for some maturities.

During the first quarter of 2009, the FOMC directed the Federal Reserve to initiate purchases of U.S. Treasuries and increase the targeted purchases of Agency mortgage-backed securities and Agency debentures. In the second quarter of 2009, the Federal Reserve purchased $10.3 billion in FHLBank consolidated obligations. The weighted average maturity date of the consolidated obligations purchased in the second quarter of 2009 was November 26, 2012. The total amount of FHLBank consolidated obligations purchased by the Federal Reserve in the first two quarters of 2009 was $19.5 billion. The weighted average maturity date of the consolidated obligations purchased in the first two quarters of 2009 was October 25, 2012. From the beginning of the purchase program on December 5, 2008, the total amount of FHLBank consolidated obligations purchased by the Federal Reserve through June 30th, 2009 was $22.6 billion with a weighted average maturity date of September 16, 2012. These purchases by the Federal Reserve helped stabilize the U.S. Treasury, Agency debenture and Agency MBS markets throughout the first six months of 2009. The program to purchase agency debentures is capped at $200 billion and is scheduled to expire on December 31, 2009. When the purchases reach the specified cap or when the program expires, the cost to issue FHLBank consolidated obligations will likely increase, particularly for those with terms of two-years or greater.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds, especially during late-2008 and the first half of 2009. Because of this strong demand, the cost to issue short-term consolidated obligations remained low throughout the first six months of 2009. We are unsure how long these low debt issuance costs will persist, however, as we anticipate that demand for short-term consolidated obligations will fall and yields rise as investors regain confidence in higher yielding financial instruments. As indicated above in our discussion of FHLBank debt relative to similar term U.S. Treasury instruments, the cost to issue consolidated obligations for terms of two years or greater improved in the second quarter of 2009 and is approaching levels experienced prior to the financial market disruptions in the second and third quarter of 2008. We believe this improvement is primarily the result of the FOMC’s direct purchases of FHLBank debentures and, secondarily, from improving financial market conditions. However, because of the short-term maturity of its advances (including long-term adjustable rate advances tied to the FHLBank’s short-term advance rates) and short-term investments, the FHLBank continues to fund a significant portion of its advances and investments with short-term consolidated obligation discount notes. This allows the FHLBank to adjust its balance sheet as advance demand expands and contracts, much like it did during the first half of 2009.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits, and other borrowings. The FHLBank’s net interest income for the second quarter of 2009 increased slightly over the second quarter of 2008. This increase can be primarily attributed to increased net interest spreads as opposed to changes in volumes or rates. The decrease in the cost of the FHLBank’s liabilities exceeded the decrease in yields on the FHLBank’s interest earning assets when comparing 2009 to 2008 for the three-month periods. The net interest income for the first six months of 2009 increased slightly over the first six months of 2008. This increase is primarily attributed to increased net interest spreads as opposed to changes in volumes or rates. See Tables 4 through 7 for further information regarding average balances and yields and changes in interest income.

Net income is subject to volatility not only from changes in the average balance of total assets and interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the second quarter of 2009 compared to the second quarter of 2008 and the first six months of 2009 compared to the first six months of 2008 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	For the Three Months Ended June 30, 2009 vs. 2008		For the Six Months Ended June 30, 2009 vs. 2008
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(211,279)	(48.7)%	$(520,515)	(51.8)%
Total interest expense	(214,393)	(59.2)	(524,000)	(60.1)
Net interest income before provision for credit losses on mortgage loans	3,114	4.3	3,485	2.6
Provision for credit losses on mortgage loans	40	62.5	41	56.2
Net interest income after provision for credit losses on mortgage loans	3,074	4.3	3,444	2.6
Net gain (loss) on trading securities	36,325	58.5	32,916	67.5
Net gain (loss) on derivatives and hedging activities	39,286	62.2	93,707	328.7
Other non-interest income	626	35.7	1,050	30.4
Total non-interest income	76,237	2,657.3	127,673	759.7
Operating expenses	228	2.8	1,083	6.5
Other non-interest expenses	(102)	(4.3)	105	3.0
Total other expenses	126	1.2	1,188	5.9
AHP assessments	6,456	123.1	10,604	134.4
REFCORP assessments	14,546	123.7	23,865	135.2
Total assessments	21,002	123.5	34,469	134.9
Net income	$58,183	123.7%	$95,460	135.1%

Net Interest Income – Net interest income increased 4.3 percent from $71.7 million in the second quarter of 2008 to $74.8 million in the second quarter of 2009 even though total assets declined $14.6 billion (-24.0 percent) from June 30, 2008. The impact on net interest income from the decrease in assets was more than offset by a nine basis point increase in the FHLBank’s net interest margin from 0.51 percent for the quarter ended June 30, 2008 to 0.60 percent for the quarter ended June 30, 2009.

There are two primary causes for the increase in the FHLBank’s net interest margin; (1) generally wider spreads due to favorable short-term funding costs; and (2) an increase in the proportion of higher earning assets (primarily MBS investments and mortgage loans) to total assets. Over the last year, short-term discount note borrowing costs have remained very low as investor demand for short-term, high quality investment paper has been strong. As a result, the FHLBank’s funding mix was adjusted to take advantage of this market opportunity – providing an improvement to spreads. Additionally, as advance balances have declined, the MBS and mortgage loan portfolios have grown as a percentage of assets. The carrying value of the MBS and mortgage loan portfolios have increased from 14.5 and 4.2 percent, respectively, of total assets as of June 30, 2008 to 19.2 and 6.9 percent, respectively, of total assets as of June 30, 2009. The MBS and mortgage loan portfolios are among the highest spread portfolios on the FHLBank’s balance sheet. The MBS portfolio increased significantly during 2008 as the Federal Housing Finance Board (Finance Board), through Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities,” granted Federal Home Loan Banks the authority to grow MBS investments beyond previously established limits. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Balance Sheet Analysis - Investments" in the annual report on Form 10-K for additional discussion on Finance Board Regulation 2008-08.

Net interest income increased 2.6 percent from $133.1 million in the first six months of 2008 to $136.6 million in the first six months of 2009, while the FHLBank’s net interest margin increased to 0.52 percent from 0.48 percent for the six months ended June 30, 2009 and 2008, respectively.

As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s duration of equity (DOE) is relatively short. The short DOE is the result of short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. However, as average short-term interest rates decreased between the second quarter of 2008 and the second quarter of 2009, the FHLBank’s net interest income actually increased because: (1) total interest expense declined at a faster rate than total interest income as a result of favorable short-term borrowing costs; and (2) higher spread assets (MBS investments and mortgage loans) became a greater percentage of the FHLBank’s balance sheet. The difference or spread between market interest rates such as LIBOR and FHLBank discount notes has tightened considerably since June 30, 2009, which will have a negative impact on net interest income as the ability to earn wider spreads will be diminished. We expect that net interest income will decline in the second half of 2009 as we anticipate that short-term interest rates will remain essentially unchanged at their current low levels and the FHLBank’s balance sheet is likely to remain smaller than in the first half of the year.

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ended June 30, 2009 and 2008 (in thousands):

Table 4

	For the Three Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$6,215,643	$3,910	0.25%	$28,449	$151	2.15%
Federal funds sold	527,187	704	0.54	2,735,345	15,348	2.26
Investments1	14,163,762	79,615	2.25	17,009,873	151,054	3.57
Advances2,7	25,605,459	98,113	1.54	33,743,268	236,378	2.82
Mortgage loans held for portfolio2,5,6	3,193,282	39,439	4.95	2,491,327	30,000	4.84
Other interest-earning assets	46,470	750	6.47	55,875	879	6.33
Total earning assets	49,751,803	222,531	1.79	56,064,137	433,810	3.11
Other non-interest-earning assets	192,165			264,371
Total assets	$49,943,968			$56,328,508
Interest-bearing liabilities:
Deposits	$1,667,023	1,066	0.26	$1,133,354	5,780	2.05
Consolidated obligations:2
Discount notes	18,885,338	15,347	0.33	25,460,758	139,695	2.21
Bonds	26,460,921	131,008	1.99	26,777,351	216,096	3.25
Other borrowings	47,599	318	2.68	72,804	561	3.10
Total interest-bearing liabilities	47,060,881	147,739	1.26	53,444,267	362,132	2.73
Capital and other non-interest-bearing funds	2,883,087			2,884,241
Total funding	$49,943,968			$56,328,508

Net interest income and net interest spread3		$74,792	0.53%		$71,678	0.38%

Net interest margin4			0.60%			0.51%
__________
1
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

2	Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
3	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4	Net interest margin is net interest income as a percentage of average interest-earning assets.
5
The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $703,000 and $609,000 for the quarters ended June 30, 2009 and 2008, respectively.

6	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
7	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the second quarter of 2009 and 2008 (in thousands):

Table 5

	For the Three Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to
	Volume1,3	Rate2,3	Total
Interest Income:
Interest-bearing deposits	$33,031	$(29,272)	$3,759
Federal funds sold	(12,390)	(2,254)	(14,644)
Investments	(25,275)	(46,164)	(71,439)
Advances	(57,007)	(81,258)	(138,265)
Mortgage loans held for portfolio	8,454	985	9,439
Other assets	(148)	19	(129)
Total earning assets	(53,335)	(157,944)	(211,279)
Interest Expense:
Deposits	2,722	(7,436)	(4,714)
Consolidated obligations:
Discount notes	(36,077)	(88,271)	(124,348)
Bonds	(2,554)	(82,534)	(85,088)
Other borrowings	(194)	(49)	(243)
Total interest-bearing liabilities	(36,103)	(178,290)	(214,393)
Change in net interest income	$(17,232)	$20,346	$3,114
__________
1	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
2	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
3
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2009 and 2008 (in thousands):

Table 6

	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$5,605,008	$7,003	0.25%	$38,199	$514	2.71%
Federal funds sold	507,812	1,987	0.79	3,535,593	52,515	2.99
Investments1	14,688,206	172,844	2.37	16,498,742	330,082	4.02
Advances2,7	28,817,108	222,030	1.55	33,067,446	559,062	3.40
Mortgage loans held for portfolio2,5,6	3,153,576	79,147	5.06	2,435,676	61,108	5.05
Other interest-earning assets	51,060	1,557	6.15	57,341	1,802	6.32
Total earning assets	52,822,770	484,568	1.85	55,632,997	1,005,083	3.63
Other non-interest-earning assets	191,501			288,749
Total assets	$53,014,271			$55,921,746
Interest-bearing liabilities:
Deposits	$1,708,403	3,588	0.42	$1,274,073	16,723	2.64
Consolidated obligations:2
Discount notes	21,326,865	63,274	0.60	23,992,977	333,542	2.80
Bonds	26,900,461	280,217	2.10	27,693,320	520,512	3.78
Other borrowings	69,875	904	2.61	69,220	1,206	3.50
Total interest-bearing liabilities	50,005,604	347,983	1.40	53,029,590	871,983	3.31
Capital and other non-interest-bearing funds	3,008,667			2,892,156
Total funding	$53,014,271			$55,921,746

Net interest income and net interest spread3		$136,585	0.45%		$133,100	0.32%

Net interest margin4			0.52%			0.48%
__________
1
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

2	Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting under SFAS 133.
3	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4	Net interest margin is net interest income as a percentage of average interest-earning assets.
5
The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,177,000 and $1,195,000 for the six months ended June 30, 2009 and 2008, respectively.

6	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
7	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first six months of 2009 and 2008 (in thousands):

Table 7

	For the Six Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to
	Volume1,3	Rate2,3	Total
Interest Income:
Interest-bearing deposits	$74,957	$(68,468)	$6,489
Federal funds sold	(44,972)	(5,556)	(50,528)
Investments	(36,223)	(121,015)	(157,238)
Advances	(71,859)	(265,173)	(337,032)
Mortgage loans held for portfolio	18,012	27	18,039
Other assets	(197)	(48)	(245)
Total earning assets	(60,282)	(460,233)	(520,515)
Interest Expense:
Deposits	5,701	(18,836)	(13,135)
Consolidated obligations:
Discount notes	(37,063)	(233,205)	(270,268)
Bonds	(14,903)	(225,392)	(240,295)
Other borrowings	12	(314)	(302)
Total interest-bearing liabilities	(46,253)	(477,747)	(524,000)
Change in net interest income	$(14,029)	$17,514	$3,485
__________
1	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
2	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
3
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

Net Gain (Loss) on Derivative and Hedging Activities – The application of SFAS 133 resulted in a net gain (loss) on derivatives and hedging activities of $102.4 million and $63.2 million for the quarters ended June 30, 2009 and 2008, respectively. For the six-month periods ended June 30, 2009 and 2008, the net gain (loss) on derivatives and hedging activities was $122.2 million and $28.5 million, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates, which includes the shape of the interest rate curve and interest rate volatility. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank historically recorded gains on its derivatives when the general level of interest rates rose during a period and recorded losses on its derivatives when the general level of interest rates fell during a period. This was the case for the three and six months ended June 30, 2009 and 2008 (note the increase in long term rates as well as the increased steepness of the interest rate curve from year end December 31, 2008 in Table 2).

The net gains on derivatives and hedging activities in the first half of 2009 can primarily be attributable to: (1) an increase in long-term rates on interest rate swaps since the end of 2008; and (2) gains on purchased interest rate caps that are economic hedges of caps embedded in variable rate Agency MBS/CMOs (collateralized mortgage obligations) (both of these economic hedges are included under the “Investment” heading in Tables 8 through 11). These gains are partially offset by net interest payments on the interest rate swaps matched to trading investments. Interest rates on government sponsored enterprise (GSE) debt securities and interest rate swaps typically moved together and were very well correlated historically until financial difficulties at Fannie Mae and Freddie Mac created a considerable divergence whereby the cost of GSE debt increased relative to swaps. This divergence during the last half of 2008 caused the losses on derivatives (interest rate swaps) to be much larger than gains on the hedged items (GSE debentures). This spread widening between interest rates swaps and GSE debt has, to a large extent, reversed itself during the first six months of 2009, and returned to more historical levels. This has resulted in the gains on the derivatives (interest rate swaps) to be larger than losses on the hedged items (GSE debentures).

Net Gain (Loss) on Trading Securities – All gains (losses) related to trading securities are recorded in other income as net gain (loss) on trading securities; however, only gains (losses) on trading securities that are related to economic hedges are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities related to economic hedges are sensitive to the general level of long-term interest rates. Gains (losses) in this category move in the opposite direction of and partially or fully offset the net gain (loss) on derivative and hedging activities. The FHLBank normally records gains on its trading securities when the general level of long-term interest rates falls over the period and records losses on its trading securities when the general level of long-term interest rates rises over the period. During the second quarter of 2009, the FHLBank recorded net gain (loss) on trading securities of $(25.1) million attributable to trading securities related to economic hedges and $(0.6) million attributable to unswapped variable rate Agency MBS/CMOs. However, during the second quarter of 2008, the FHLBank recorded net gain (loss) on trading securities of $(63.4) million attributable to trading securities related to economic hedges and $1.4 million attributable to unswapped variable rate Agency MBS/CMOs. For the six months ended June 30, 2009, the FHLBank recorded net gain (loss) on trading securities of $(41.1) million attributable to trading securities related to economic hedges and $25.3 million attributable to unswapped variable rate Agency MBS/CMOs. This compares to a net gain (loss) on trading securities of $(43.0) million attributable to trading securities related to economic hedges and $(5.8) million attributable to unswapped variable rate Agency MBS/CMOs for the six months ended June 30, 2008. The losses on swapped fixed rate trading securities were primarily attributable to an increase in long-term interest rates during 2009. The gain in the unswapped variable rate Agency MBS/CMO portfolio is a result of increased liquidity in the Agency mortgage markets and an increase in demand relative to supply for Agency MBS/CMO securities primarily because of the Federal Reserve’s purchase of Agency MBS, which has significantly contributed to a tightening of the discount margin for Agency MBS.

Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2009 (in thousands):

Table 8

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(5,513)	$0	$75	$0	$(564)	$0	$(6,002)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	3,173	0	0	(641)	273	0	2,805
Economic hedges – unrealized gain (loss) due to fair value changes	0	113,735	(1,988)	0	4,094	(1)	115,840
Economic hedges – net interest received (paid)	0	(16,057)	0	0	(159)	14	(16,202)
Subtotal	3,173	97,678	(1,988)	(641)	4,208	13	102,443

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(25,177)	0	0	0	0	(25,177)
TOTAL	$(2,340)	$72,501	$(1,913)	$(641)	$3,644	$13	$71,264

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

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2009 (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(10,396)	$0	$138	$0	$(1,190)	$0	$(11,448)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(2,938)	0	0	502	8,241	0	5,805
Economic hedges – unrealized gain (loss) due to fair value changes	0	139,898	(1,471)	0	8,559	(1)	146,985
Economic hedges – net interest received (paid)	0	(29,953)	0	0	(653)	29	(30,577)
Subtotal	(2,938)	109,945	(1,471)	502	16,147	28	122,213

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(41,158)	0	0	0	0	(41,158)
TOTAL	$(13,334)	$68,787	$(1,333)	$502	$14,957	$28	$69,607

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

The significant increases in net interest received (paid) on economic hedges from 2008 to 2009 were attributable to the decrease in the variable rate of interest received by the FHLBank on the derivatives (interest rate swaps). As reflected in Table 2, average three-month LIBOR decreased significantly from the first half of 2008 to the first half of 2009.

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These expenses increased for the three- and six-month periods ended June 30, 2009 compared to the same periods of 2008 (see Table 3). The increases are primarily attributable to increased fees paid to the FHLBank’s Board of Directors with the removal of the statutory cap on fees and implementation of the FHLBank's Board of Directors Compensation Policy, which became effective January 1, 2009, increased professional fees paid to address technology/programming needs and amounts paid for models used to analyze and provide disclosures for the FHLBank’s private-label MBS. The FHLBank expects similar increases in controllable operating expenses during the next two quarters.

Return on Equity – Return on equity was 19.63 percent (annualized) in the second quarter of 2009, an increase from 8.08 percent for the second quarter of 2008. Return on equity was 14.98 percent (annualized) in the first six month of 2009, an increase from 6.12 percent for the first six months of 2008. The primary contributors to these increases were the positive impact of both the net gain (loss) on derivatives and hedging activities and the net gain (loss) on trading securities (see Table 3).

Financial Condition

Overall – Table 12 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2008 to June 30, 2009 (in thousands):

Table 12

	Increase (Decrease) in Components
	December 31, 2008 vs. June 30, 2009
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$12	16.0%
Investments1	(1,124,945)	(5.8)
Advances	(11,289,929)	(31.5)
Mortgage loans held for portfolio, net	189,989	6.3
Derivatives assets	(3,543)	(10.3)
Other assets	(53,938)	(22.3)
Total assets	$(12,282,354)	(21.0)%

Liabilities:
Deposits	$(425,376)	(25.0)%
Consolidated obligations, net	(11,250,383)	(21.0)
Derivative liabilities	(134,959)	(33.4)
Other liabilities	(74,132)	(20.0)
Total liabilities	(11,884,850)	(21.2)

Capital:
Capital stock outstanding	(543,023)	(24.2)
Retained earnings	149,307	95.1
Accumulated other comprehensive income	(3,788)	(188.3)
Total capital	(397,504)	(16.6)
Total liabilities and capital	$(12,282,354)	(21.0)%
__________
1	Investments also include interest-bearing deposits and Federal funds sold.

Advances – Outstanding advances decreased by 31.5 percent from $35.8 billion on December 31, 2008 to $24.5 billion on June 30, 2009 (see Table 12). Over the six-month period, the mix of products changed significantly, with short-term fixed rate advances increasing to 21.2 percent, regular fixed rate advances increasing to 28.0 percent, fixed rate convertible advances increasing to 22.1 percent and line of credit advances decreasing to 4.3 percent of the total as of June 30, 2009, compared to 15.7 percent, 21.1 percent, 16.5 percent and 22.3 percent, respectively, as of December 31, 2008 (see Table 13). The par value of total fixed rate advances decreased by $1.6 billion and the par value of total adjustable rate advances, including lines of credit, decreased by $9.3 billion (see Table 13). Line of credit advances decreased significantly from $7.8 billion at December 31, 2008 to $1.0 billion at June 30, 2009. The sharp decline in the FHLBank’s overnight line of credit advances can largely be attributed to U.S. Central Federal Credit Union paying down $5.4 billion during the first quarter of 2009; see “Quarterly Overview” in this Item 2 for additional discussion.

The Federal government and the Federal Reserve have instituted various programs to infuse the markets with liquidity as a way to address the financial and liquidity crisis. These programs coupled with: (1) investors increasing bank deposits after retreating from the stock markets; and (2) sluggish loan demand at our members have reduced the demand for FHLBank advances. As a result, total advances to members continued to decline in the second quarter of 2009, but not as significantly as the decline during the first quarter of 2009. The Federal Deposit Insurance Corporation (FDIC) implemented a special assessment on FDIC-insured financial institution deposit balances as of June 30, 2009, but this FDIC action did not seem to have an impact on advance demand. At this time, there is nothing to indicate that the decline in FHLBank advances will cease until there is an increase in U.S. economic activity, which appears unlikely to occur before the end of 2009. While we cannot predict how much more, if any, FHLBank advances will decline before the end of 2009, we do not expect the rate of decline to be anywhere near the actual decline experienced for the first half of 2009. However, when member advance demand increases, a few larger members could have a significant impact on the amount of total outstanding advances.

Table 13 summarizes the par value of the FHLBank’s advances outstanding by product as of June 30, 2009 and December 31, 2008 (in thousands):

Table 13

	June 30, 2009		December 31, 2008
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$1,039,184	4.3%	$7,810,283	22.3%
Short-term fixed rate advances	5,096,630	21.2	5,508,972	15.7
Regular fixed rate advances	6,733,424	28.0	7,379,766	21.1
Fixed rate callable advances	17,100	0.1	67,000	0.2
Fixed rate amortizing advances	651,839	2.7	645,972	1.9
Fixed rate callable amortizing advances	7,031	0.0	2,954	0.0
Fixed rate convertible advances	5,309,722	22.1	5,759,422	16.5
Adjustable rate advances	509,329	2.1	496,230	1.4
Adjustable rate callable advances	3,810,450	15.8	6,296,340	18.0
Customized advances:
Advances with embedded caps or floors	60,000	0.3	95,000	0.3
Standard housing and community development advances:
Regular fixed rate advances	416,941	1.7	504,754	1.4
Fixed rate callable advances	11,300	0.0	0	0.0
Fixed rate amortizing advances	378,155	1.6	388,940	1.1
Fixed rate callable amortizing advances	635	0.0	635	0.0
Adjustable rate callable advances	22,005	0.1	28,505	0.1
Fixed rate amortizing advances funded through AHP	12	0.0	14	0.0
TOTAL PAR VALUE	$24,063,757	100.0%	$34,984,787	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets decreased from 61.2 percent as of December 31, 2008 to 53.0 percent as of June 30, 2009. We anticipate the percentage of total advances to total assets to stay in the range of 50 to 55 percent for the remainder of 2009. As advances decline, we expect to: (1) repurchase excess capital stock, consistent with past practice, when and as requested, and (2) leverage capital in the range of 22:1 to 23:1 as conditions dictate. The average yield on advances was 1.54 percent for the three months ended June 30, 2009, compared to 2.82 percent for the three months ended June 30, 2008. Additionally, the average yield on advances was 1.55 percent for the six months ended June 30, 2009, compared to 3.40 percent for the six months ended June 30, 2008. The decrease in average yields on advances is attributable to the decline in short-term interest rates from 2008 to 2009.

As of June 30, 2009, line of credit advances (which re-price daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 25.5 percent of outstanding advances. Adjustable rate advances (re-pricing daily to every three months) represented 18.3 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 22.1 percent. As of December 31, 2008, line of credit advances (which re-price daily) and short-term, fixed rate advances (maturities of 93 days or less) represented 38.0 percent of outstanding advances. Adjustable rate advances (re-pricing daily to every three months) represented 19.8 percent, and convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) represented 16.5 percent. In addition, fixed rate bullet advances and callable advances either swapped to one-month or three-month LIBOR (synthetically creating one-month or three-month advances) represented 16.3 percent and 12.2 percent as of June 30, 2009 and December 31, 2008, respectively. As a result, 82.2 percent of the FHLBank’s advance portfolio as of June 30, 2009 and 86.5 percent of the FHLBank’s advance portfolio as of December 31, 2008 effectively re-priced at least every three months. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, credit unions and insurance companies, but also includes credit risk exposure to a limited number of housing associates. Table 14 presents information on the FHLBank’s five largest borrowers as of June 30, 2009 and December 31, 2008 (in thousands). If the borrower was not one of the five largest borrowers for one of the periods presented, the applicable column is left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances plus the members’ capital stock over and above the collateral. Therefore, we do not expect to incur any credit losses on these advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral held as security for all advance borrowers.

Table 14

			June 30, 2009		December 31, 2008
Borrower Name	City	State	AdvancePar Value	Percent ofTotal Advances	AdvancePar Value	Percent ofTotal Advances
MidFirst Bank	Oklahoma City	OK	$4,915,300	20.4%	$5,019,600	14.3%
Capitol Federal Savings Bank	Topeka	KS	2,446,000	10.2	2,596,000	7.4
Pacific Life Insurance Co.	Omaha	NE	1,650,000	6.9	1,650,000	4.7
Security Life of Denver Ins. Co.	Denver	CO	1,400,000	5.8	2,825,000	8.1
Security Benefit Life Insurance Co.1	Topeka	KS	1,259,330	5.2
U.S. Central Federal Credit Union2	Lenexa	KS			5,370,000	15.4
TOTAL			$11,670,630	48.5%	$17,460,600	49.9%
__________
1
This member has received the following rating downgrades within the past year: CCC by Fitch Ratings (Fitch) as of June 1, 2009; B by A.M. Best Company as of February 27, 2009; and BB by Standard &Poor’s (S&P) as of February 24, 2009 (placed on CreditWatch Negative on June 9, 2009). Moody’s Investors Service (Moody’s) downgraded Security Benefit Life Insurance Co. to Baa3 on October 8, 2008 and subsequently withdrew its rating.

2
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to redeem its excess stock and the FHLBank repurchased all but its membership stock of $1 million as of March 31, 2009. U.S. Central Federal Credit Union continues to have occasional advance activity with the FHLBank but all activity has been short-term and was repaid as of June 30, 2009, at which time it had no outstanding advances.

Table 15 presents the interest income associated with the five borrowers with the highest interest income for the three-month periods ended June 30, 2009 and 2008 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable column is left blank.

Table 15

			Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$23,758	15.3%	$30,638	11.4%
Pacific Life Insurance Co.	Omaha	NE	7,147	4.6	13,217	4.9
TierOne Bank	Lincoln	NE	6,465	4.1
Security Life of Denver Ins. Co.	Denver	CO	5,266	3.4	19,963	7.4
American Fidelity Assurance Co.	Oklahoma City	OK	4,834	3.1
MidFirst Bank	Oklahoma City	OK			38,504	14.3
U.S. Central Federal Credit Union	Lenexa	KS			12,189	4.5
TOTAL			$47,470	30.5%	$114,511	42.5%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances under SFAS 133.

Table 16 presents the interest income associated with the five borrowers with the highest interest income for the six-month periods ended June 30, 2009 and 2008 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable column is left blank.

Table 16

			Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$49,729	14.8%	$62,485	10.5%
Pacific Life Insurance Co.	Omaha	NE	14,862	4.4	30,444	5.1
TierOne Bank	Lincoln	NE	13,201	3.9
Security Life of Denver Ins. Co.	Denver	CO	13,147	3.9	52,938	8.9
Security Benefit Life Insurance Co.	Topeka	KS	10,665	3.2
MidFirst Bank	Oklahoma City	OK			89,375	15.0
U.S. Central Federal Credit Union	Lenexa	KS			45,266	7.6
TOTAL			$101,604	30.2%	$280,508	47.1%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances under SFAS 133.

The FHLBank offers a standby credit facility (SCF) product, which is a commitment to issue an advance. SCF commitments are for terms of one year and any draws on the SCF must be fully collateralized prior to any disbursement of funds and at all times thereafter. Outstanding SCF commitments totaled $1.0 billion at June 30, 2009 and December 31, 2008.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, a division of the Federal Home Loan Bank of Chicago. Under this program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). There was an increase in the MPF portfolio during the first six months of 2009, as new loans acquired from in-district participating financial institutions (PFIs) were more than enough to offset the amount of loans paid down during the six-month period ended June 30, 2009. The FHLBank continued to devote resources during the first six months of 2009 to increase the volume of mortgage loans acquired from in-district PFIs and is committed to continue providing a viable secondary market alternative to our members through the MPF program. We expect the portfolio will likely continue to show modest growth for the remainder of 2009 as long as conventional mortgage rates do not increase dramatically from current levels and there is not a spike in prepayments on existing mortgage loans in the portfolio.

Table 17 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of June 30, 2009 and December 31, 2008, and the percentage of those loans to total MPF loans outstanding as of each date.

Table 17

PFI Name	MPF Loan Balance as of June 30, 2009	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2008	Percent of Total MPF Loans
TierOne Bank	$506,158	15.8%	$539,652	17.9%
LaSalle National Bank, N.A.1	422,645	13.2	465,906	15.4
Bank of the West2	340,747	10.6	378,628	12.5
Security Saving Bank, FSB	123,703	3.9	82,368	2.8
Central National Bank	89,586	2.8	115,646	3.8
Total	$1,482,839	46.3%	$1,582,200	52.4%
__________
1	Out-of-district loans acquired from Federal Home Loan Bank of Chicago.
2
Formerly Commercial Federal Bank headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Although the average 30-year residential mortgage note rate was lower for the second quarter of 2009 than for the second quarter of 2008 (See Table 2), the FHLBank’s average yield on mortgage loans increased for the second quarter of 2009 to 4.95 percent compared to 4.84 percent for the second quarter of 2008 as a result of: (1) new loans being purchased at average rates higher than the average rate for the existing loan portfolio; and (2) a decrease in the net write-off of the amortization of net premiums. For the six month period ended June 30, 2009 and 2008, the average yield on mortgage loans was 5.06 percent and 5.05 percent, respectively. Although the FHLBank’s average yield on mortgage loans increased slightly in the first six months, we expect average yields to stay flat or decrease slightly during the third quarter of 2009 as: (1) higher rate mortgage loans prepay and are replaced with newly originated lower-rate loans; and (2) moderate growth in the total portfolio at mortgage rates above the average for existing loans will offset some but not all of the impact of prepayments. Although mortgage interest rates have risen from the April and May lows, they are expected to remain relatively low during the third quarter of 2009 as the Federal Reserve continues the process of quantitative easing by acquiring MBS through its open market operations. The future direction of mortgage interest rates is difficult to determine given market uncertainty and aggressive actions by the Federal Reserve. The current historically low rate environment makes a large portion of the FHLBank’s existing mortgage loans susceptible to prepayment through refinancing. Callable debt comprises a great deal of the funding for this portfolio, which has allowed management to call the higher cost debt and replace it with new lower-cost callable debt in order to mitigate the earnings risk of rising prepayments. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO®2 score and loan-to-value ratio3 (LTV) recorded at origination for conventional mortgage loans held in portfolio as of June 30, 2009 was 746 FICO with a 72.9 percent LTV.

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

On July 15, 2009, the MPF Provider issued a PFI Notice announcing a Temporary Loan Payment Modification Plan (the “Modification Plan”) for certain borrowers who are in default or facing imminent default on FHLBank owned MPF conventional mortgage loans originated and sold into the MPF Program prior to January 1, 2009. The Modification Plan was effective on the date of the PFI Notice and is effective through December 31, 2011. Under certain circumstances, the Modification Plan, by temporarily reducing the monthly housing payments to a sustainable level, may be the appropriate loss mitigation option for certain borrowers. The FHLBank estimates that the number of potential loans eligible for the Modification Plan to be minimal, but notes that loans currently performing (i.e., not delinquent) but facing imminent default are difficult to estimate.

Table 18 presents the unpaid principal balance for conventional and government-insured mortgage loans as of June 30, 2009 and December 31, 2008 (in thousands):

Table 18

	June 30, 2009	December 31, 2008
Conventional mortgage loans	$2,978,373	$2,824,928
Government-insured mortgage loans	233,591	195,619
Total outstanding mortgage loans	$3,211,964	$3,020,547

Table 19 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of June 30, 2009 and December 31, 2008 (in thousands):

Table 19

	June 30, 2009	December 31, 2008
Performing mortgage loans	$3,191,949	$3,010,665
Non-performing mortgage loans	18,139	8,934
Mortgage loans 90 days or more past due and accruing	1,876	948
Total outstanding mortgage loans	$3,211,964	$3,020,547

2   FICO® is a widely used credit industry model developed by Fair Isaac Corporation to assess credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered "sub-prime."
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

Table 20 details the change in the allowance for mortgage loan losses for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

Table 20

	Three-month period ended		Six-month period ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Balance, beginning of period	$889	$842	$884	$844
Provision for credit losses on mortgage loans	104	64	114	73
Charge-offs	(111)	(67)	(116)	(78)
Balance, end of period	$882	$839	$882	$839

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three- and six-month periods ended June 30, 2009 and 2008.

Investments – As indicated in Table 12, total investments (including long-term investments, short-term investments, interest-bearing deposits and Federal funds sold) decreased 5.8 percent from December 31, 2008 to June 30, 2009. In addition, the composition of the investments changed significantly with total held-to-maturity securities decreasing from $11.1 billion at December 31, 2008 to $8.4 billion at June 30, 2009. Held-to-maturity non-MBS/CMOs investments decreased $1.5 billion while held-to-maturity MBS/CMO investments decreased $1.2 billion. The decrease in the held-to-maturity non-MBS/CMO investments is the result of a management decision to classify all new short-term security purchases as trading under SFAS 115 in order to enhance the FHLBank’s liquidity position. The decrease in the held-to-maturity MBS/CMO portfolio can be entirely attributed to prepayments in this portfolio as the FHLBank has not purchased or sold any MBS/CMOs during the first six months of 2009. The balance of interest-bearing deposits at the Federal Reserve also declined by $2.8 billion as the FHLBank began investing these funds into short-term money market investments in response to regulatory changes implemented by the Federal Reserve Board. The Federal Reserve Board announced on May 20, 2009 and implemented on July 2, 2009 a change in Regulation D, which resulted in the elimination of interest paid on excess reserves held in the FHLBank’s Federal Reserve account. In response to these changes the FHLBank began the process of reducing its balances at the Federal Reserve and investing these funds in short term money market investments. These investments include commercial paper, certificates of deposits and Federal funds sold with counterparties that meet FHFA regulations and FHLBank policy. As stated previously, newly acquired short-term investment securities (commercial paper and certificates of deposit) were classified as trading securities under SFAS 115 in order to enhance the FHLBank’s liquidity position. Consequently, the FHLBank’s trading securities increased from $4.7 billion on December 31, 2008 to $7.7 billion on June 30, 2009.

Short-term investments (interest-bearing deposits, Federal funds sold, certificates of deposit and commercial paper) are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. At June 30, 2009 and December 31, 2008, these short-term investments represented 42 percent and 38 percent, respectively, of total investments. This concentration in short-term investments, along with a significant amount of variable rate long-term investments, results in the yields on the investments adjusting relatively quickly to changes in market rates.

The average yield on investments was 1.62 percent during the second quarter of 2009, compared to 3.39 percent during the second quarter of 2008. For the six months ended June 30, 2009 and 2008, the average yield on investments was 1.76 percent and 3.84 percent, respectively. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio. Because the FOMC decreased its target rate between the second quarter of 2008 and the second quarter of 2009, the average rate earned on FHLBank investments declined. This decline in the average rate earned on FHLBank investments, however, would have been larger had the MBS/CMO portfolio as a percent of total investments not increased from 42.9 percent as of June 30, 2008 to 48.5 percent as of June 30, 2009. The percentage increase in the MBS/CMO portfolio is attributable to the decrease in total assets caused by a significant decline in advances over that period. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.

The carrying value and contractual maturity of the FHLBank’s investments as of June 30, 2009 and December 31, 2008 are summarized by security type in Tables 21 and 22 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 21

June 30, 2009
SecurityType	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
Federal Reserve Bank interest-bearing deposits	$487,220	$487,220	$0	$0	$0
MPF deposits	27	27	0	0	0
Shared expense deposits	36	36	0	0	0
Total interest-bearing deposits	487,283	487,283	0	0	0

Federal funds sold	1,685,000	1,685,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	2,709,519	2,709,519	0	0	0
Commercial paper	2,734,565	2,734,565	0	0	0
FHLBank obligations	294,972	0	62,006	232,966	0
Fannie Mae obligations1	390,863	0	113,964	276,899	0
Freddie Mac obligations1	982,581	0	434,376	548,205	0
Mortgage-backed securities:
Fannie Mae obligations1	374,397	0	0	0	374,397
Freddie Mac obligations1	253,311	0	0	0	253,311
Ginnie Mae obligations2	1,902	0	0	0	1,902
Total trading securities	7,742,110	5,444,084	610,346	1,058,070	629,610

Held-to-maturity securities:
Non-mortgage-backed securities:
State or local housing agencies	140,490	10,000	75	1,035	129,380
Mortgage-backed securities:
Fannie Mae obligations1	3,055,846	0	0	78,253	2,977,593
Freddie Mac obligations1	2,964,026	0	0	16,141	2,947,885
Ginnie Mae obligations2	34,237	0	0	765	33,472
Private-label mortgage-backed securities	2,201,872	0	0	257,829	1,944,043
Total held-to-maturity securities	8,396,471	10,000	75	354,023	8,032,373

Total	$18,310,864	$7,626,367	$610,421	$1,412,093	$8,661,983
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
3	At June 30, 2009, carrying value has been adjusted by the credit and non-credit components of OTTI charges on private-label mortgage-backed securities.

Table 22

December 31, 2008
SecurityType	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
Federal Reserve Bank interest-bearing deposits	$3,348,154	$3,348,154	$0	$0	$0
MPF deposits	24	24	0	0	0
Shared expense deposits	34	34	0	0	0
Total interest-bearing deposits	3,348,212	3,348,212	0	0	0

Federal funds sold	384,000	384,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	1,571,449	1,571,449	0	0	0
Commercial paper	673,435	673,435	0	0	0
FHLBank obligations	316,618	0	0	316,618	0
Fannie Mae obligations1	403,027	0	115,061	287,966	0
Freddie Mac obligations1	1,009,074	0	331,010	678,064	0
Mortgage-backed securities:
Fannie Mae obligations1	399,863	0	0	0	399,863
Freddie Mac obligations1	277,278	0	0	0	277,278
Ginnie Mae obligations2	1,956	0	0	0	1,956
Total trading securities	4,652,700	2,244,884	446,071	1,282,648	679,097

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	760,000	760,000	0	0	0
Commercial paper	737,271	737,271	0	0	0
State or local housing agencies	155,247	10,000	120	1,320	143,807
Mortgage-backed securities:
Fannie Mae obligations1	3,354,012	0	0	78,305	3,275,707
Freddie Mac obligations1	3,388,254	0	0	18,932	3,369,322
Ginnie Mae obligations2	37,663	0	0	923	36,740
Private-label mortgage-backed securities	2,618,450	0	0	274,546	2,343,904
Total held-to-maturity securities	11,050,897	1,507,271	120	374,026	9,169,480

Total	$19,435,809	$7,484,367	$446,191	$1,656,674	$9,848,577
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	At December 31, 2008, carrying value is equivalent to amortized cost.

Private-label mortgage-backed securities. The FHLBank acquires private-label MBS investments that carry the highest ratings from Moody’s, Fitch or S&P on acquisition date. The FHLBank purchases private-label MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower. The FHLBank classifies private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally-Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS.

Table 23 presents a summary of the par value of private-label MBS by interest rate type and by type of collateral as of June 30, 2009 and December 31, 2008 (in thousands):

Table 23

	June 30, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS:
Prime	$1,440,164	$381,794	$1,821,958	$1,762,925	$436,024	$2,198,949
Alt-A	209,071	133,676	342,747	231,452	149,991	381,443
Total private-label residential MBS	1,649,235	515,470	2,164,705	1,994,377	586,015	2,580,392

Manufactured housing loans:
Prime	0	432	432	0	620	620

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Home equity loans:
Prime	0	5,954	5,954	0	6,559	6,559

TOTAL	$1,689,175	$521,856	$2,211,031	$2,034,317	$593,194	$2,627,511

During 2008, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the second quarter, the pace of the decline slowed appreciably and the fair value of many of the FHLBank’s prime, early vintage private-label MBS actually improved from year-end 2008. Significant declines in fair values experienced during 2008 were particularly evident across the market for private-label MBS securitized in 2006 and 2007 primarily because of less stringent underwriting standards used by mortgage originators during those years. While some of the most significant declines in fair values have been in the 2006 and 2007 vintage MBS, the earlier vintages owned by the FHLBank have not been immune to the declines in fair value. Table 24 presents the fair value as a percentage of par value of the FHLBank’s private-label MBS by year of securitization as of June 30, 2009, March 31, 2009, December 31, 2008, September 30, 2008 and June 30, 2008:

Table 24

Year of Securitization	June 30, 2009	March 31, 2009	December 31, 20081	September 30, 2008	June 30, 2008
Private-label residential MBS:
Prime:
2006	77.7%	77.6%	79.3%	93.9%	96.2%
2005	84.5	85.1	80.1	93.1	94.6
2004	85.3	84.6	84.6	93.9	94.8
2003 and earlier	92.7	92.0	89.6	93.7	94.6
Total prime	87.7	87.5	85.1	93.6	94.7

Alt-A:
2005	64.8	64.1	72.8	88.9	90.1
2004	71.0	73.4	77.9	89.1	91.8
2003 and earlier	89.1	86.4	85.3	88.7	90.6
Total Alt-A	81.1	79.8	81.5	88.8	90.7

Total private-label residential MBS	86.6	86.3	84.6	92.9	94.1

Manufactured housing loans:
Prime:
2003 and earlier	98.6	98.4	98.1	97.6	99.0

Private-label commercial MBS:
Prime:
2003 and earlier	97.0	93.6	90.2	94.4	97.4

Home equity loans:
Prime:
2003 and earlier	39.1	38.3	41.6	50.8	52.2

TOTAL	86.7%	86.3%	84.6%	92.8%	94.1%

Table 25 presents the par value of the FHLBank’s private-label MBS by rating and by year of collateralization as of June 30, 2009 (in thousands):

Table 25

Year of Securitization	AAA	AA	A	BBB	BB	B	CC	Total Par Value
Private-label residential MBS:
Prime:
2006	$0	$0	$0	$81,229	$21,784	$0	$0	$103,013
2005	170,230	47,692	87,358	127,519	82,418	22,115	0	537,332
2004	379,109	15,681	29,776	10,646	0	0	0	435,212
2003 and earlier	743,579	2,822	0	0	0	0	0	746,401
Total prime	1,292,918	66,195	117,134	219,394	104,202	22,115	0	1,821,958

Alt-A:
2005	0	11,519	0	20,264	36,312	0	0	68,095
2004	33,196	12,232	4,999	9,847	0	0	0	60,274
2003 and earlier	142,909	71,469	0	0	0	0	0	214,378
Total Alt-A	176,105	95,220	4,999	30,111	36,312	0	0	342,747

Total private-label residential MBS:	1,469,023	161,415	122,133	249,505	140,514	22,115	0	2,164,705

Manufactured housing loans:
Prime:
2003 and earlier	432	0	0	0	0	0	0	432

Private-label commercial MBS:
Prime:
2003 and earlier	39,940	0	0	0	0	0	0	39,940

Home equity loans:
Prime:
2003 and earlier	0	0	0	103	887	3,881	1,083	5,954

TOTAL	$1,509,395	$161,415	$122,133	$249,608	$141,401	$25,996	$1,083	$2,211,031

Table 26 presents the underlying collateral performance and credit enhancement statistics of the FHLBank’s private-label MBS as of June 30, 2009 (in thousands):

Table 26

Year of Securitization	Weighted Average Original Credit Support	Weighted- Average Current Credit Support	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
2006	3.0%	3.9%	3.4%
2005	3.5	4.8	3.7
2004	3.6	7.7	3.9
2003 and earlier	2.7	6.2	1.5
Total prime	3.1	6.0	2.8

Alt-A:
2005	4.1	5.9	5.8
2004	4.9	10.7	7.5
2003 and earlier	4.2	11.5	3.8
Total Alt-A	4.3	10.3	4.8

Total private-label residential MBS:	3.3	6.7	3.2

Manufactured housing loans:
Prime:
2003 and earlier	22.0	93.1	2.2

Private-label commercial MBS:
Prime:
2003 and earlier	21.5	26.2	3.2

Home equity loans:
Prime:
2003 and earlier	36.9	33.4	34.1

TOTAL	3.7%	7.1%	3.2%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

Under the FHLBank’s Risk Management Policy (RMP), acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, FHLBank management continues to monitor concentration of the underlying collateral for its private-label MBS portfolio for risk management purposes. With decreasing housing prices, especially in the states of California, Florida, Arizona and Nevada, delinquencies and foreclosures have continued to increase. Table 27 presents the FHLBank’s geographic concentration of collateral securing private-label MBS (excluding commercial MBS) as of June 30, 2009 for those states with concentrations of five percent or greater  of total private-label MBS (excluding commercial MBS):

Table 27

	Percentage of Total Par Value1
Security Type	California	New York	Florida
Private-label residential MBS:
Prime	36.7%	8.9%	4.8%
Alt-A	34.4	5.7	6.1
Total private-label residential MBS	36.4	8.4	5.0

Manufactured housing loans:
Prime	0.0	7.0	9.1

Home equity loans:
Prime	0.1	0.3	7.9

TOTAL	36.2%	8.4%	5.0%
__________
1	Calculated based upon weighted average geographic concentrations as available from third-party servicers.

As of June 30, 2009, the FHLBank held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 28 presents coverage amounts and unrecognized losses on the private-label MBS covered by monoline bond insurance as of June 30, 2009 (in thousands):

Table 28

	MBIA Insurance Corp.		Financial Guaranty Insurance Company		Total
Year of Securitization	Monoline Insurance Coverage	Total Unrecognized Losses1	Monoline Insurance Coverage	Total Unrecognized Losses2	Monoline Insurance Coverage	Total Unrecognized Losses
Home equity loans:
Prime:
2003 and earlier	$1,606	$980	$4,348	$1,142	$5,954	$2,122
__________
1
The one private-label MBS covered by MBIA Insurance Corp. was initially determined to be other-than-temporarily impaired as of March 31, 2009. Cash flow testing at June 30, 2009 revealed additional impairment which was recorded at June 30, 2009. The security was written down to a total fair value of $0.6 million as of June 30, 2009.

2
All private-label MBS covered by Financial Guaranty Insurance Company were determined to be other-than-temporarily impaired as of December 31, 2008. These securities were written down to a total fair value of $1.8 million as of that date.

As noted previously, the FHLBank only acquires private-label MBS investments that carry the highest ratings from Moody’s, Fitch or S&P. With the current disruption in the financial markets, downgrades have occurred since acquisition but less than 10 percent of the par value of the FHLBank’s private-label MBS has been downgraded below investment grade. Table 29 presents a summary of private-label MBS by credit rating as of June 30, 2009 (in thousands):

Table 29

Credit Rating	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
AAA	$1,292,918	$1,291,828	$118,709	2.1%
AA	66,195	66,043	13,726	5.7
A	117,134	116,285	15,781	3.8
BBB	219,394	218,299	47,908	4.0
BB	104,202	103,409	17,312	3.8
B	22,115	22,080	7,745	18.2
Total prime	1,821,958	1,817,944	221,181	2.8

Alt-A:
AAA	176,105	176,278	25,043	4.1
AA	95,220	95,111	10,921	4.3
A	4,999	4,999	2,506	16.9
BBB	30,111	30,075	7,519	7.7
BB	36,312	36,312	18,833	5.9
Total Alt-A	342,747	342,775	64,822	4.8

Total private-label residential MBS	2,164,705	2,160,719	286,003	3.2

Manufactured housing loans:
Prime:
AAA	432	432	6	2.2

Private-label commercial MBS:
Prime:
AAA	39,940	40,151	1,394	3.2

Home equity loans:
Prime:
BBB	103	103	66	27.6
BB	887	810	418	27.6
B	3,881	2,909	1,326	35.7
CC	1,083	630	312	34.4
Total home equity loans	5,954	4,452	2,122	34.1

TOTAL	$2,211,031	$2,205,754	$289,525	3.2%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

As of June 30, 2009, the FHLBank had amortized cost of $2.1 billion of private-label securities with unrecognized losses. (See Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 30 presents characteristics of the FHLBank’s private-label MBS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages.

Table 30

Security Type	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate	Percentage AAA at 06/30/2009	Percentage AAA at 08/07/2009	Percentage Investment Grade (other than AAA) at 08/07/2009	Percentage Below Investment Grade at 08/07/2009	Percentage on Negative Watch at 08/07/2009
Private-label residential MBS:
Prime	$1,709,249	$1,706,169	$221,181	2.9%	69.0%	56.0%	33.3%	10.7%	34.3%
Alt-A	342,747	342,775	64,822	4.8	51.4	43.7	42.8	13.5	0.0
Total private-label residential MBS	2,051,996	2,048,944	286,003	3.3	66.1	53.9	34.9	11.2	28.6

Manufactured Housing Loans	432	432	6	2.2	100.0	100.0	0.0	0.0	0.0

Private-label commercial MBS	39,940	40,151	1,394	3.2	100.0	100.0	0.0	0.0	0.0

Home Equity Loans	5,954	4,452	2,122	34.1	0.0	0.0	1.7	98.3	54.8

TOTAL	$2,098,322	$2,093,979	$289,525	3.4%	66.6%	54.7%	34.1%	11.2%	28.1%

Table 31 presents the amortized cost and fair values of the FHLBank’s private-label MBS by credit rating as of June 30, 2009 and August 7, 2009 for securities that have been downgraded during that period (in thousands). There were no downgrades on the FHLBank’s private-label MBS backed by manufactured housing loans, home equity loans or commercial loans.

Table 31

Credit Rating
June 30, 2009	August 7, 2009	Amortized Cost	Fair Value
Private-label residential MBS:
Prime:
AAA	AA	$74,424	$62,588
AAA	A	76,346	60,672
AAA	BBB	15,658	13,038
AAA	BB	37,784	34,399
AAA	B	18,738	14,509
AA	A	2,150	1,501
AA	BBB	15,582	14,446
Total prime		240,682	201,153

Alt-A:
AAA	AA	7,559	5,534
AAA	A	8,775	6,963
AAA	CCC	10,069	8,073
AA	A	11,538	10,039
BB	CCC	36,312	17,479
Total Alt-A		74,253	48,088

TOTAL		$314,935	$249,241

Table 32 presents the amortized cost and credit rating (as of August 7, 2009) of the FHLBank’s private-label MBS portfolio for securities on negative watch as of August 7, 2009 (in thousands):

Table 32

Security Type	Rated AAA	Rated AA	Rated A	Rated BBB	Rated BB	Rated B
Private-label residential MBS:
Prime	$44,780	$29,119	$153,379	$194,287	$130,874	$31,170

Home equity loans:
Prime	0	0	0	103	810	1,332

TOTAL	$44,780	$29,119	$153,379	$194,390	$131,684	$32,502

Other-than-temporary Impairment. As mentioned previously, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets during 2008, which continued to some extent into the first six months of 2009. With the current disrupted market environment, the fair values of the majority of the FHLBank’s private-label MBS in its held-to-maturity portfolio were below amortized cost at June 30, 2009. However, based upon the FHLBank’s other-than-temporary impairment evaluation process that results in a conclusion as to whether a credit loss exists (present value of the FHLBank’s best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for six private-label MBS upon which we have recognized other-than-temporary impairment, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus no other-than-temporary impairment for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 2 and Note 4 of the Notes to Financial Statements under Item 1 – “Financial Statements” for additional information on the FHLBank’s other-than-temporary impairment evaluation process. As discussed more fully in “Recent Developments” under this Item 2, the FHLBank adopted FSP FAS 115-2 as of January 1, 2009 and implemented a process for the determination of OTTI under an approach that was consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. As a result, for private-label MBS with fair values below amortized cost and considered “at-risk” (see definition in Note 4 of the Notes to Financial Statements under Item 1 – “Financial Statements”), the FHLBank contracted with the FHLBank of San Francisco in the first quarter of 2009 to provide expected cash flows utilizing key modeling assumptions provided by the FHLBank of San Francisco that were reviewed by the FHLBank. The FHLBank contracted with the FHLBank of Dallas in the second quarter of 2009 to provide the expected cash flows utilizing key modeling assumptions developed by an OTTI Governance Committee of the FHLBanks for private-label MBS with fair values below amortized cost and considered at-risk. However, the FHLBank of San Francisco continued to provide the expected cash flows for all private-label MBS that were commonly held among the FHLBanks (owned by two or more FHLBanks) with fair values below amortized cost and considered at-risk, which included private-label MBS held by us. The same risk models and loan information data sources were used each quarter.

The six securities upon which we recognized other-than-temporary impairment included five private-label MBS that had previously been identified as other-than-temporarily impaired in 2008 and one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter 2009. No additional securities were identified as other-than-temporarily impaired in the second quarter of 2009, but there was a slight credit deterioration in one of the six OTTI securities that resulted in $18,000 of OTTI related to credit losses that was expensed through income during the second quarter. While the remainder of the FHLBank’s held-to-maturity securities portfolio has also seen a decline in fair value as of June 30, 2009, the decline is considered temporary because (1) the FHLBank does not have the intent to sell the securities; (2) it is not more likely than not that the FHLBank will be required to sell the securities before anticipated recovery; and (3) the expected cash flows are likely to be collected. Table 33 presents other-than-temporary impairments recorded as of June 30, 2009 by security type (in thousands).

Table 33

	Three-month period ending June 30, 2009			Six-month period ending June 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label mortgage-backed securities:
Home equity loans	$18	$0	$18	$59	$1,018	$1,077

In addition to evaluating the risk-based selection of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each of the at risk securities under a more stressful housing price scenario. The more stressful scenario was designed to provide an indication of the sensitivity of the FHLBank’s at risk securities to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 25 percent over the next 9 to 15 months. Thereafter, home prices were projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in the third year and 3 percent in each subsequent year. (See Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI.) Table 34 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded using base-case housing price index (HPI) assumptions (dollar amounts in thousands):

Table 34

	Base-case HPI Scenario			Adverse HPI Scenario
	Number of Securities	Par Value as of June 30, 2009	Credit-related OTTI for the six-month period ending June 30, 2009	Number of Securities	Par Value as of June 30, 2009	Credit-related OTTI for the six-month period ending June 30, 2009
Private-label mortgage-backed securities:
Prime	1	$3,013	$0	6	$48,148	$307
Home Equity Loans	5	5,954	59	5	5,954	62
TOTAL	6	$8,967	$59	11	$54,102	$369

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 0.26 percent for the second quarter of 2009 and 2.05 percent for the second quarter of 2008. For the six months ended June 30, 2009 and 2008, the annualized average rate paid on deposits was 0.42 percent and 2.64 percent, respectively. The average rate paid on deposits changed in tandem with changing short-term interest rates during and between those periods. Most deposits are demand or overnight deposits, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.

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

During the first six months of 2009, the FHLBank’s total consolidated obligation balances decreased as: (1) funding needs for advances decreased, (2) MBS/CMO investments prepaid and were not replaced, and (3) the FHLBank reduced leverage in response to limited investment alternatives and in order to ensure member capital stock redemption requests could be repurchased on a same-day basis. Total consolidated obligation balances decreased 21.0 percent from December 31, 2008 to June 30, 2009 (see Table 12) with discount notes decreasing by $10.6 billion and bonds decreasing by only $0.6 billion during this period. The funding mix between discount notes and bonds changed significantly during this period because maturing obligations, mainly discount notes funding short-term assets (mostly short-term advances that were repaid and not replaced with new advances), were not replaced.

The average annualized effective rate paid on consolidated obligations was 1.29 percent for the three months ended June 30, 2009 and 2.74 percent for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, the average annualized effective rate paid on consolidated obligations was 1.44 percent and 3.32 percent, respectively. The average effective rate paid on consolidated obligations decreased primarily in response to decreasing short-term market interest rates and improving spreads relative to similar term swaps and U.S. Treasury instruments. As reflected in Table 2, short-term interest rates (overnight Federal funds and three-month LIBOR) declined significantly, on average, from the first six months of 2008 to the same period in 2009. At the same time, the spread between the on-the-run FHLBank two-year bullet and the two-year Treasury note was 72 basis points as of June 30, 2008, widening to 82 basis points as of December 31, 2008 and improving to 33 basis points as of June 30, 2009. The spread between the on-the-run FHLBank five-year bullet and the five-year Treasury note was 93 basis points as of June 30, 2008, widening to 130 basis points as of December 31, 2008 and improving to 60 basis points as of June 30, 2009.

The FHLBank has consciously increased the optionality in the liability portfolios used to fund fixed rate assets with prepayment characteristics (e.g., fixed rate MBS/CMOs and MPF mortgage loans). Total unswapped callable consolidated obligations increased from $2.9 billion as of December 31, 2008 to $3.7 billion as of June 30, 2009. This increased optionality will allow the FHLBank to reduce our liability balances in response to asset prepayments as well as call debt and replace it at lower interest rates should interest rates decline.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This has resulted in strong demand for FHLBank discount notes and short-term bonds. As a result of strong demand, the cost to issue short-term consolidated obligations remained low throughout the first six months of 2009. We are, however, unsure how long these low costs will persist. We anticipate that demand for short-term consolidated obligations will fall and yields paid to investors will rise as investors regain confidence in higher yielding financial instruments. Additionally, the cost of consolidated obligations for terms of two years or greater improved in the second quarter of 2009 and is approaching levels experienced prior to the financial market disruptions in the fall of 2008. We believe this improvement is primarily the result of the Federal Reserve Bank’s direct purchases of FHLBank consolidated obligations and, secondarily, from improving financial market conditions. The program to purchase Agency debentures is capped at $200 billion and is scheduled to expire on December 31, 2009 (see further discussion in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends”). Once the target amount has been purchased or when the program expires, the cost to issue FHLBank consolidated obligations, especially those with terms of two years or greater, is likely to increase. However, because of the short-term maturity of its advances (including long-term adjustable rate advances tied to the FHLBank’s short-term advance rates) and short-term investments, the FHLBank continues to fund a significant portion of its advances and investments with short-term consolidated obligation discount notes. This allows the FHLBank to adjust its balance sheet as advance demand expands and contracts.

Derivatives – All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as both the interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 47 through 50 for detailed information regarding the notional amounts and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of derivative instruments.

The notional amount of total derivatives outstanding decreased by $2.9 billion from December 31, 2008 to June 30, 2009. Interest rate swaps executed to hedge consolidated obligation bonds designated as fair value hedges decreased significantly ($4.4 billion decline from December 31, 2008 to June 30, 2009), but the decrease was partially offset by a significant increase in interest rate swaps hedging the FHLBank’s cost of funds but not qualifying as fair value hedges ($2.7 billion increase from December 31, 2008 to June 30, 2009). Interest rate swaps hedging convertible advances also decreased ($0.9 billion decline) as member demand for convertible advances diminished. The overall decrease in interest rate swaps executed to hedge consolidated obligation bonds was primarily the result of the overall decrease in the balance of assets that are adjustable or swapped to LIBOR resulting from the decreases in balances of these assets. As reflected in Tables 47 and 50, fair value interest rate swaps hedging consolidated obligation bonds with the more complex structures (interest rate swaps hedging complex fixed rate bonds such as range notes) decreased by $2.1 billion from December 31, 2008 to June 30, 2009 while other less-complex fair value structures hedging fixed rate callable bonds decreased by $2.7 billion from December 31, 2008 to June 30, 2009.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 35 categorizes the notional amount and the estimated fair value of derivatives (includes net accrued interest receivable or payable on the derivatives) by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts as of June 30, 2009 and December 31, 2008 are as follows (in thousands):

Table 35

	June 30, 2009		December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances:
Fair value	$9,308,632	$(494,567)	$10,128,698	$(838,010)

Investments:
Economic	8,176,689	(53,345)	8,295,768	(187,555)

Mortgage loans:
Fixed rate mortgage purchase commitments	45,906	(184)	124,423	(1,539)

Discount Notes
Fair value	972,730	6,887	1,287,162	(559)

Consolidated obligation bonds:
Fair value	9,842,000	304,056	14,237,000	489,208
Economic	3,620,000	9,433	875,000	1,024
Subtotal	13,462,000	313,489	15,112,000	490,232

Intermediary:
Economic	288,000	119	218,586	139

Total	$32,253,957	$(227,601)	$35,166,637	$(537,292)

Total derivative fair value		$(227,601)		$(537,292)
Fair value of cash collateral delivered to counterparty		84,162		245,624
Fair value of cash collateral received from counterparty		(94,975)		(78,162)
Net Derivative Fair Value		$(238,414)		$(369,830)

Net derivative assets balance		$30,983		$34,526
Net derivative liabilities balance		(269,397)		(404,356)
Net Derivative Fair Value		$(238,414)		$(369,830)

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

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates, especially for consolidated obligations with terms to maturity of less than two years. Additionally, the cost on consolidated obligations for terms of two years or greater improved in the second quarter of 2009 and are approaching levels experienced prior to the financial market disruptions in the last half of 2008. We believe this improvement is primarily the result of the Federal Reserve’s direct purchases of FHLBank consolidated obligations and, secondarily, from improving financial market conditions. As noted previously, because the program to purchase Agency debentures is capped at $200 billion and is scheduled to expire on December 31, 2009, the cost to issue FHLBank consolidated obligations, especially those with terms of two-years or greater, is likely to increase. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine.

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, prepayments of mortgage loans and mortgage securities, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital redemptions or repurchases, maturing consolidated obligations and interest expense.

Despite the significant decrease in total assets, cash and short-term investments, including commercial paper, remained fairly stable at $7.6 billion as of June 30, 2009 and $7.5 billion as of December 31, 2008 as the FHLBank continues to leverage its capital and maintain its liquidity at levels it considers sufficient. The maturities of the FHLBank’s short-term investments are structured to provide periodic cash flows to support its ongoing liquidity needs. During the third and fourth quarter of 2008, the FHLBank allowed short-term investments to mature and primarily retained the funds from those maturities in its Federal Reserve Bank account, which provided the FHLBank with an additional source of liquidity and interest income while allowing the FHLBank to reduce its unsecured credit exposure to non-government guaranteed counterparties. The FHLBank began reinvesting in short-term government guaranteed money market investments in the latter part of the fourth quarter 2008, but decreased this activity during the first quarter of 2009 as the number of attractive investment opportunities for the FHLBank declined. In response to the changes to Regulation D, discussed earlier in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments,” which resulted in the elimination of interest paid on excess reserves held in its Federal Reserve account, and perceived improvements and stabilization in financial markets, the FHLBank began reinvesting in overnight Federal funds and short-term money market instruments.

The FHLBank maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market. GSE investments totaled $1.5 billion and $1.6 billion in par value at June 30, 2009 and December 31, 2008, respectively. While the liquidity in the securities repurchase market appeared to have stabilized somewhat in the second quarter of 2009 and the first half of 2009 compared to the capital market and credit crisis of the third and fourth quarter of 2008, securing funding through the securities repurchase agreements at a reasonable rate for anything other than short-term maturities remains challenging and inconsistent.

In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank increased its target capital percentage to a range of between 4.26 percent and 4.35 percent (or decreased its target leverage ratio to a range of 23.5:1 and 23:1, respectively) beginning in the first quarter of 2009 to provide additional flexibility in managing its balance sheet. As a result, should the need arise, the FHLBank has the capacity to borrow an amount equal to at least its current capital position before it reaches any leverage limitations as a result of the minimum regulatory or RMP capital requirements.

The FHLBank is subject to five metrics for measuring liquidity, two of which were added by the Finance Agency in March 2009 in response to turmoil in the financial markets (such guidance from the Finance Agency was provided to all FHLBanks through e-mails and other means and not through the issuance of formal regulations or another rulemaking process). The FHLBank is in compliance with each of these liquidity requirements. The FHLBank took steps to increase its liquidity position beginning in the last two quarters of 2008 by shortening the weighted average original days to maturity of its money market investment portfolio and by lengthening the weighted average original days to maturity of its discount notes. The FHLBank has generally maintained this enhanced liquidity position throughout the first six months of 2009 to ensure that it could meet the borrowing needs of its members. Specifically, the FHLBank has shortened the weighted average original maturity of its money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit and commercial paper) from 49 days as of December 31, 2008 to 44 days as of June 30, 2009. On the liability side of the FHLBank’s balance sheet, the maturity of its discount notes outstanding stood at a weighted average original days to maturity of 99 days as of December 31, 2008 and 80 days as of June 30, 2009. The weighted average days to maturity remain significantly longer than weighted average investments being funded and discount note maturities prior to the financial disruptions in the third and fourth quarters of 2008.

In the third quarter of 2008, the FHLBank entered into a Lending Agreement (the “Agreement”) with the United States Department of the Treasury (Treasury) in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF) that is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. The terms of any borrowings are agreed to at the time of issuance. Loans under the Agreement are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. For additional discussion, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Liquidity” in the annual report on Form 10-K. As of June 30, 2009, the FHLBank has not drawn on this available source of liquidity and does not anticipate any need to utilize the GSECF. The GSECF is scheduled to expire on December 31, 2009. The expiration of this facility might reduce demand for FHLBank consolidated obligations if it results in uncertainty regarding the extent of U.S. government support of Agency debt.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital decreased by 16.6 percent from December 31, 2008 to June 30, 2009 (see Table 12). The majority of the decrease in capital is attributable to the decrease in advances (decreased stock needed to support advances) in the first six months of fiscal year 2009 and the FHLBank’s repurchase of all excess Class A Common Stock in June 2009 to ensure that the FHLBank could continue paying dividends in the form of stock. The excess Class A Common Stock was repurchased in order to ensure that the FHLBank stayed within the 1.0 percent of total assets limit for excess stock (see discussion of this requirement under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capital Distributions”).

The FHLBank approved an amendment to its Capital Plan during 2008 to allow it to repurchase membership stock (Class A Common Stock) prior to the end of the six-month redemption period when a member has been closed by its primary regulator and all of its credit obligations to the FHLBank have been satisfied. The amendment was approved by the Finance Agency on March 6, 2009, and became effective on that date. The amended Capital Plan is attached to this quarterly report on Form 10-Q as Exhibit 4.1.

Table 36 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of June 30, 2009.

Table 36

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,483,437	14.4%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,320,710	7.7
Total				3,804,147	22.1%

Table 37 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2008.

Table 37

Borrower Name	Address	City	State	Number of Shares	Percent of Total
U.S. Central Federal Credit Union1	9701 Renner Blvd	Lenexa	KS	2,707,604	11.9%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,622,946	11.5
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,421,477	6.2
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,312,304	5.8
Total				8,064,331	35.4%
__________
1
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to redeem its excess stock and the FHLBank repurchased all but its membership stock of $1 million as of March 31, 2009. U.S. Central Federal Credit Union continues to have occasional advance activity with the FHLBank but all activity has been short-term and was repaid as of June 30, 2009, at which time it had no outstanding advances.

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of June 30, 2009 (see Note 11 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 2.33 percent and 4.37 percent for the quarters ended June 30, 2009 and 2008, respectively. Dividend rates paid by the FHLBank generally fluctuate along with short-term interest rates. The decrease in the average annualized rates can be attributed to the decrease in average short-term interest rates for the second quarter of 2009 compared to the second quarter of 2008.

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

FHLBank management anticipates that dividend rates on Class A Common Stock will be at least 50 to 75 basis points above the floored dividend parity threshold for future dividend periods and that the differential between the two classes of stock will stay the same or increase slightly, subject to sufficient earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 38 presents dividends paid by type for the three- and six-month periods ended June 30, 2009 and 2008 (in thousands):

Table 38

	For the Three-Month Periods Ended			For the Six-Month Periods Ended
Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
June 30, 20091,2	$90	$9,554	$9,644	$172	$19,963	$20,135
June 30, 20081,2	92	20,383	20,475	175	45,448	45,623
__________
1	The cash dividends listed for 2009 and 2008 represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
2	For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2009, but this may change depending on the impact of the Finance Board rule on excess stock that was published in the Federal Register on December 9, 2006. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank’s excess stock was 0.8 percent of total assets at June 30, 2009. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the enterprise risk management process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews the RMP on at least an annual basis. Various management committees, including the Market Risk Analysis Committee, the Credit Underwriting Committee, the Sarbanes-Oxley Steering Committee, the Disclosure Committee and the Asset/Liability Committee oversee the FHLBank’s risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by Agencies, CMOs securitized by GSEs, AAA-rated private-label MBS at the time of purchase and CMOs securitized by whole loans. Some of the FHLBank’s private-label MBS have been downgraded below AAA subsequent to purchase (see Table 25 under Item 2), but all of the downgraded securities continue to pay as expected including those the FHLBank has determined to be other-than-temporarily impaired (projected cash flow credit losses occur in future periods). Approximately 75 percent of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The FHLBank does not purchase or hold any securities classified as being backed by sub-prime mortgage loans as defined by the issuer at the time of issuance. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by two of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting loan collateral. Under the FHLBank's RMP, the insurer should be rated no lower than AA at the time of acquisition; however, as noted in Table 39, rating downgrades have occurred since acquisition for both of the monoline insurers. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

Table 39 presents the current ratings and outstanding par value as of June 30, 2009 of the FHLBank’s MBS/CMO securities covered by monoline bond insurance (in thousands):

Table 39

Insurer	Rating1	Par Value2
Financial Guaranty Insurance Company (FGIC)	NR3	$4,348
MBIA Insurance Corp.	B	1,606
TOTAL		$5,954
__________
1	Rating as of August 7, 2009.
2
Par value represents the FHLBank’s coverage amount. The securities insured by FGIC were considered other-than-temporarily impaired as of December 31, 2008 and have a carrying value and amortized cost of $1.6 million and $2.9 million, respectively, as of June 30, 2009. The security insured by MBIA was initially considered other-than-temporarily impaired as of March 31, 2009, and additional impairment was recorded as of June 30, 2009. This security has a carrying value and amortized cost of $0.6 million and $1.6 million, respectively, as of June 30, 2009.

3	Not rated. Ratings were withdrawn by S&P and Moody's on April 22, 2009 and March 24, 2009, respectively.

Table 40 presents the FHLBank’s exposure as of June 30, 2009 to monoline bond insurers of HFA securities (in thousands). All of the HFA securities with monoline insurance continue to perform and have estimated fair values at least equal to par as of June 30, 2009. While we are exposed to these monoline insurers, at this time we do not expect to have to rely on any of them to make any future payments on these HFA securities.

Table 40

Insurer	Rating1	Exposure2
MBIA Insurance Corp.	B	$4,995
AMBAC Assurance Corp.	CC	222
Financial Security Assurance Inc.	AA	30
TOTAL		$5,247
__________
1	Rating as of August 7, 2009.
2	Exposure = par value * delinquencies (90-day delinquencies, foreclosures and REO per Bloomberg)

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

The contractual or notional amount of derivatives reflects the FHLBank’s involvement in various classes of financial instruments, but does not measure the FHLBank’s actual or potential credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased interest rate caps, interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default.

The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $126.0 million and $112.7 million as of June 30, 2009 and December 31, 2008, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. The FHLBank held cash with a fair value of $95.0 million and $78.2 million as collateral as of June 30, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of June 30, 2009 is indicated in Table 41 (in thousands):

Table 41

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$1,897	$19,344	$100,850	$3,867	$125,958
Cash collateral held	0	0	94,975	0	94,975
Net positive exposure after cash collateral	1,897	19,344	5,875	3,867	30,983
Other collateral	0	0	0	3,867	3,867
Net exposure after collateral	$1,897	$19,344	$5,875	$0	$27,116

Notional amount	$346,450	$10,953,010	$20,764,591	$189,906	$32,253,957
__________
1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008 is indicated in Table 42 (in thousands):

Table 42

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$6,228	$1,680	$99,805	$4,975	$112,688
Cash collateral held	0	0	78,162	0	78,162
Net positive exposure after cash collateral	6,228	1,680	21,643	4,975	34,526
Other collateral	0	0	0	4,975	4,975
Net exposure after collateral	$6,228	$1,680	$21,643	$0	$29,551

Notional amount	$570,876	$15,204,795	$19,157,250	$233,716	$35,166,637
__________
1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Table 43 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of June 30, 2009:

Table 43

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
JPMorgan Chase & Co.2	AA-	15.0%	69.9%
Merrill Lynch Capital Services, Inc.	A	20.7	12.0
Citi Swapco, Inc	AAA	1.5	7.0
UBS AG	A+	35.1	7.4
All other counterparties		27.7	3.7
__________
1	Fair value includes net accrued interest receivable or payable on the derivatives.
2	Collateral was delivered to the FHLBank subsequent to period end.

Table 44 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008:

Table 44

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
Deutsche Bank AG2	A+	15.9%	60.5%
Citi Swapco, Inc	AAA	5.5	21.1
All other counterparties		78.6	18.4
__________
1	Fair value includes net accrued interest receivable or payable on the derivatives.
2	Collateral was delivered to the FHLBank subsequent to period end.

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

In addition, to protect the FHLBanks against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidance to address the stress and instability in domestic and international financial markets. The final guidance from the Finance Agency, which was provided through e-mails and other means and not through the issuance of formal regulations or another rulemaking process, requires the FHLBank to maintain liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario, referred to as a roll-off scenario, assumes that we cannot access the capital markets for a period of 15 days and that during that time, members do not renew any maturing, prepaid and called advances. The second scenario, referred to as a renew scenario, assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. The new liquidity guidance is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. Subsequent to the adoption of the final guidance, the FHLBank held sufficient levels of liquidity under both scenarios for all remaining days in the first six months of 2009. The FHLBank achieved compliance with these liquidity requirements primarily through the extension of its liability maturities in comparison to its asset maturities.

The FHLBank maintained ready access to the capital markets during the first six months of 2009 at very favorable rates for the majority of the period despite the liquidity/credit crisis in the financial markets. We experienced no liquidity issues and, in fact, the FHLBank System’s short-term borrowing costs during the first six months of 2009 maintained a very favorable spread relative to LIBOR and U.S. Treasury obligations as compared to other AAA-rated debt issuers. As reflected in Tables 4 and 6, the FHLBank’s net interest spreads improved during 2009 as higher cost debt matured and was replaced in this low debt cost environment. The current favorable short-term borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) as financial market conditions stabilize and the flight to quality subsides. Currently, short-term borrowing costs are remaining relatively constant while other market rates such as LIBOR are falling, which is beginning to reduce the relative spread advantage that increased net interest income over the first six months of 2009.

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. In conjunction with the early adoption of FSP FAS 115-2 in accordance with Finance Agency guidance received on April 28, 2009 (see “Recent Developments” under this Item 2), the FHLBank changed its policy relating to accounting for other-than-temporary impairment of investments in the first quarter of 2009. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended June 30, 2009.

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

If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered, and an OTTI is considered to have occurred. The FHLBank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of its best estimate of the cash flows expected to be collected from the security with the amortized cost basis of the security. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, management evaluates other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, LTV ratios, delinquency and foreclosure rates, geographic concentrations and the security’s past performance. If the FHLBank’s initial analysis identifies securities at risk of OTTI, the FHLBank performs additional testing of these investments, which are typically private-label MBS. Beginning in the first quarter of 2009, to ensure consistency in determination of the OTTI for investment securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis. At-risk securities are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing markets. See additional discussion regarding the projections and assumptions in Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements.” The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security.

In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the FHLBank does not intend to sell the debt security, nor is it more likely than not that the FHLBank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), FSP FAS 115-2 changes the presentation and amount of the OTTI recognized in the Statements of Income. In these instances, the OTTI is separated into: (1) the amount of the OTTI related to the credit loss; and (2) the amount of the OTTI related to all other factors. If the FHLBank’s analysis of expected cash flows results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. If the FHLBank determines that an OTTI exists, it accounts for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). See additional discussion regarding the recognition and presentation of OTTI in Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” and Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”

Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Developments
Regulatory Agency Actions
Finance Agency Issues Guidance on OTTI: On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBank with guidance on the process for determining OTTI with respect to private-label MBS and adoption of FSP FAS 115-2. The goal of the guidance was to promote consistency among all FHLBanks in making such determinations, based on the understanding that investors in the consolidated obligations of the FHLBanks can better understand and utilize the information in the combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, the Finance Agency required all FHLBanks to early adopt FSP FAS 115-2 and follow certain guidelines for determining OTTI.

The FHLBank continues to identify private-label MBS it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in this cash flow analysis, the Federal Home Loan Bank of San Francisco (FHLBank of San Francisco) provided the key modeling assumptions to be used by the FHLBanks to produce expected cash flow analyses used in analyzing credit losses and determining OTTI for residential private-label MBS other than subprime, monoline insured and home equity private-label MBS for the first quarter of 2009. The FHLBank of San Francisco also determined these key modeling assumptions for all FHLBanks based upon the guidance in FSP FAS 115-2 for the first quarter 2009. During the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee consisting of representatives from each FHLBank. For the second quarter of 2009, the OTTI Governance Committee developed the modeling assumptions to be used by the FHLBanks to produce expected cash flows for use in analyzing credit losses and determining OTTI for residential private-label MBS.

Guidance provided by the Finance Agency for the second quarter of 2009, some of which was based upon written guidance provided for the first quarter of 2009 and other of which was provided only through informal comments to the FHLBanks, indicated that an FHLBank may use an alternative risk model with alternative loan information data if certain conditions are met. The written guidance also indicated that an FHLBank that does not have access to the required risk model and loan information data sources or does not meet the conditions for using an alternative risk model as required under the Finance Agency guidance may engage another FHLBank to perform the cash flow analysis underlying its OTTI determination. For the second quarter of 2009, the FHLBanks of Dallas, Chicago and Indianapolis served as “mirror banks.” The FHLBank of San Francisco and the mirror banks prepared the cash flow analysis for the other eight FHLBanks, with the exception of private-label MBS that were commonly held among the FHLBanks (owned by two or more FHLBanks) for which FHLBank of San Francisco provided expected cash flows for the other 11 FHLBanks. The FHLBank of Chicago was a mirror bank but only as it related to their own private-label MBS and subprime private-label MBS for the other FHLBanks. FHLBank Topeka engaged the FHLBank of Dallas to perform the expected cash flow analysis underlying its OTTI determination for the second quarter of 2009.

Each FHLBank is responsible for making its own determination of OTTI and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to make sure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent between or among those FHLBanks. FHLBank Topeka confirmed results with all other FHLBanks with which we held commonly-held private-label MBS and recorded any applicable credit loss component consistent with all other FHLBanks for the three-month period ended June 30, 2009.

For the three-month period ended June 30, 2009, we completed our OTTI analysis and made our determination utilizing the risk model and detailed loan information data source specified in the Finance Agency guidance, as well as the assumptions provided by the OTTI Governance Committee.

Finance Agency Proposes Rule on Executive Compensation Limits. On June 5, 2009, the Finance Agency published a notice of proposed rulemaking setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks. The proposed rule was issued to effect sections 1113 and 1117 of the Housing and Economic Recovery Act (Recovery Act). Section 1113 addresses the authority of the Director to prohibit and withhold compensation of executive officers of the FHLBank and Section 1117 provides the Director with temporary authority to approve, disapprove or modify the executive compensation of the FHLBanks. The proposed rule also sets forth provisions on the Director’s authority to prior approve agreements or contracts of executive officers that provide compensation in connection with termination of employment. Additionally, the proposed rule sets forth provisions to ensure the FHLBanks comply with processes used by the Finance Agency in its oversight of executive compensation, including the processes that require the submission of relevant information by the FHLBanks to the Finance Agency. Comments on the proposed rule were due by August 4, 2009.

Finance Agency Proposes Rule on Golden Parachute and Indemnification Payments. On June 29, 2009, the Finance Agency published a proposed rule addressing prohibited and permissible golden parachute payments and indemnification payments. On September 16, 2008, the Finance Agency published an interim final regulation on golden parachute and indemnification payments. On September 19, 2008, the Finance Agency removed certain restrictions from the rule. On September 23, 2008, the Finance Agency rescinded the aspects of the rule pertaining to indemnification payments, but left intact the regulation as it pertains to golden parachute payments. On November 14, 2008, the Finance Agency published a proposed amendment to the interim final regulation which addressed indemnification payments. On January 29, 2009, the Finance Agency published the final regulation on golden parachute payments. The proposed rule issued June 29, 2009 addresses in more detail prohibited and permissible golden parachute payments and re-proposes substantially the same indemnification payments amendment that was first proposed on November 14, 2008. Comments on the proposed rule were due by July 29, 2009.

Finance Agency Publishes Final Rule Establishing Capital Classifications and Critical Capital Levels for the FHLBanks. On January 30, 2009, the Finance Agency published an interim final rule that established criteria based on the amount and type of capital held by a FHLBank for four capital classifications as follows:
▪	Adequately Capitalized - FHLBank meets both risk-based and minimum capital requirements.
▪	Undercapitalized - FHLBank does not meet one or both of its risk-based or minimum capital requirements.
▪	Significantly Undercapitalized - FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements.
▪	Critically Undercapitalized - FHLBank total capital is two percent or less of total assets.

The regulation also requested comment on whether to establish a fifth classification, “Well Capitalized,” and generally defined this as meeting 110 percent of the adequately capitalized classification.

Under the regulation, the Finance Agency will make a capital classification for each FHLBank at least quarterly and notify the FHLBank in writing of any proposed action and provide an opportunity for the FHLBank to submit information relevant to such action. The Finance Agency is permitted to make discretionary classifications. The regulation delineates the types of prompt corrective actions the Finance Agency may order in the event an FHLBank is not adequately capitalized, including submission of a capital restoration plan by the FHLBank and restrictions on its dividends, stock redemptions, executive compensation, new business activities, or any other actions the Finance Agency determines will ensure safe and sound operations and capital compliance by the FHLBank.

On August 4, 2009, the Finance Agency published a final rule on Capital Classifications and Critical Capital Levels for the FHLBanks. The final rule is substantially similar to the interim final rule previously issued by the Finance Agency. The final rule maintains the four capital classifications identified in the interim final rule and provides that the Finance Agency has determined not to establish a fifth “Well Capitalized” classification. On July 29, 2009, FHLBank was notified by the Finance Agency that based upon March 31, 2009 information provided to the Finance Agency, the FHLBank meets the definition of “Adequately Capitalized.”

Changes in Financial Markets and Economic Conditions
The ongoing U.S. and global economic downturns evidenced by the disruption in the U.S. and international financial markets, legislative and regulatory actions related to the bailout of the U.S. financial system and guarantees of financial institutions by foreign governments, and the continuing deterioration of the housing market have impacted the FHLBank in various ways. The impacts of these developments on the FHLBank are discussed throughout this Form 10-Q. Additionally, please see our “Risk Factors” described in Item 1A of our annual report on Form 10-K for a description of the risks related to the disruption in the capital and credit markets and other economic factors and their associated implications.

There were no additional material changes to the previously disclosed recent developments during the quarter ended June 30, 2009.

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

The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 45.

Table 45

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
06/30/2009	-1.2	-0.2	3.8	12.2	1.0	1.0
03/31/2009	-2.2	0.0	3.6	11.6	-1.6	-1.6
12/31/2008	3.2	5.9	7.8	11.3	-0.3	-0.3
09/30/2008	-0.4	-0.3	1.1	2.9	2.6	2.6
06/30/2008	1.5	2.4	3.3	3.3	1.1	2.4

The DOE for June 30, 2009 of +3.8 in the base case scenario has declined from December 31, 2008, but remains outside management’s typical operating range of ±2.5. When comparing December 31, 2008 with June 30, 2009, the DOE in the base case and the up 200 basis point instantaneous shock scenarios decreased primarily because of asset/liability actions taken by management, a continued improvement in MBS prices and the increase in mortgage prepayment projections that effectively shortened the duration of the MBS portfolios. The primary, and most significant duration factor, was the action taken by management through the issuance of longer term callable fixed rate consolidated obligations to replace callable debt that was called. The interest rate on the called debt that was replaced at higher than current replacement rates, so the debt effectively had no duration at the time it was replaced. This course of asset-liability action to replace called debt with longer term callable fixed rate consolidated obligations increased the duration of liabilities, thus decreasing the duration of equity by positioning the FHLBank’s balance sheet to be less asset sensitive. Further, the interest rate cap portfolio that provides a hedge of the embedded caps in the variable MBS investment portfolio, lengthened significantly as long-term interest rates rose (e.g., resulting in a steeper yield curve) and cap related volatility increased during the period. This duration lengthening is the result of the caps gaining value as the effective caps become more likely to be in the money (a steeper yield curve generally indicates higher short-term rates being expected in the future). In addition, the projection of mortgage prepayments continued to be elevated as the Federal Reserve expanded its mortgage purchase initiative, originally announced in November 2008, from the $500 billion target to a total of $1.2 trillion in March 2009.This mortgage purchase initiative has been effective in keeping mortgage rates relatively low and continues to provide refinancing opportunities for qualifying homeowners. Potential prepayments are typically modeled on a lag basis of two to three months to represent the time-period required to process prepayments. This elevated rate of prepayment projections effectively shortened the duration of the FHLBank’s MBS portfolio, as did the continued improvement in MBS pricing. The improvement in MBS pricing reverses the trend of constant price declines during most of 2008 and shortens the duration of the MBS portfolio as an improved price causes the denominator of the duration calculation to become larger, thus causing the duration to decrease. In the down 200 basis point instantaneous shock scenario, the DOE increased primarily because of the lessening duration impact of the callable bonds. This lessening duration impact is a result of the convexity profile of the callable bond portfolio. This convexity profile and impact to duration is more thoroughly discussed below. While we monitor and manage to the DOE base and ±200 basis point instantaneous shock scenarios for asset/liability and risk management purposes, we also compute and report the ±100 basis point instantaneous shock scenarios as another indication of the FHLBank’s risk profile. The atypical long DOE results in the down 100 basis point instantaneous shock scenario as of December 31, 2008, March 31, 2009 and June 30, 2009 have been isolated to anomalies within the prepayment and mortgage valuation model utilized by the FHLBank. While we continue to monitor and report the DOE results generated in this scenario and are working to further explain and resolve the anomalies, we do not believe that the results are indicative of the FHLBank’s true risk position in such a scenario.

When comparing June 30, 2008 with June 30, 2009, the DOE in the base case scenario increased and the DOE in the up and down 200 basis point instantaneous shock scenarios decreased. This shifting in DOE movements from the respective durations of the investment and funding portfolios is magnified by the significant decline in capital during the period (see Table 1 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). This decline in capital caused the respective portfolio equity based weightings to shift quite dramatically, leading to an equity compositional reallocation. For instance, the base case callable bond portfolio’s absolute duration was quite similar on June 30, 2008 as it was on June 30, 2009. However, with the increase in callable bonds outstanding, which leads to an increase in total liability weighting, and with the loss of capital, which leads to a magnified increase in total liability weighting, the impact to duration of equity was a significant net increase in liability duration, even though the absolute duration of the portfolio did not change materially. This DOE magnification changes the context with how the respective portfolio durations impact the DOE result. However, as mentioned above, the increased MBS prepayment projections and the improved MBS pricing should have caused an across the board asset duration shortening, but with the weighting shift, the MBS became a greater percentage of overall assets, therefore the DOE impact of MBS actually increased.

During the past year, interest rates have declined significantly. However, the shape of the Treasury interest rate curve steepened as short-term rates (two years or less) fell by 150 basis points and longer-term Treasury rates declined by less than 100 basis points. Along with the decrease in interest rates, volatility of interest rates, which tends to increase the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs, continues to be at relatively high levels. During the first six months of 2009, FHLBank management issued long-term, short lock-out, fixed rate callable consolidated obligations. The long duration of these consolidated obligations helps offset the extension in the duration of the FHLBank’s assets and thus helps ensure that DOE remains within the approved limits, especially in the up shock scenario. The short lock-out period reduces the amount of time the FHLBank has to wait before being able to call the bonds and consequently helps protect against any significant shortening in the duration of assets caused by an increase in prepayment speeds on the FHLBank’s fixed rate MBS/CMO and mortgage loan portfolios. The FHLBank’s current and past purchases of interest rate caps and floors tends to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates or more simply stated it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, it means that its price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening, or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of the FHLBank’s mortgage loans are fixed rate, so they have negative convexity as a result of the prepayment options only. The FHLBank seeks to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity which offsets some or all of the negative convexity risk in its assets. While current capital market conditions make it much more challenging to manage the FHLBank’s market risk position, we continue to take measured asset/liability actions to stay within established policy.

However, as noted in Table 45, the base DOE for the December 31, 2008, exceeded management’s typical operating range, but also exceeded the approved 5.0 DOE threshold as established in the RMP. As referred to previously, the abnormally depressed private-label MBS prices are the primary cause for this distortion of this risk metric, since depressed prices naturally alter the duration calculation by introducing a smaller market value as the denominator. This abnormally small denominator results in a higher duration. Again, with the improved MBS prices and the issuance of callable consolidated obligations to replace called consolidated obligations during the first six months of 2009, the FHLBank’s DOE decreased. Management continues to actively monitor the FHLBank’s DOE position and the mortgage market environment for acceptable future asset/liability management actions.

Whenever an established DOE limit is exceeded and management determines not to take any asset/liability management action to bring the FHLBank’s DOE back within the RMP range, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Management considers the current interest rate/market price relationship for MBS to be a market anomaly and is actively monitoring the FHLBank’s DOE position and the mortgage market environment for acceptable future asset/liability management actions. Management discusses the DOE with the Board of Directors on a regular basis and the Board of Directors concurs with management’s course of action citing the current dysfunctional MBS market.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.5 months and 2.9 months at June 30, 2009 and December 31, 2008, respectively. The decrease in duration gap during the first six months of the year was primarily the result of an increase in the duration of liabilities through the issuance of long-term callable fixed rate consolidated obligations and the decrease in duration of the MBS portfolio as discussed previously.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. However, MVE should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank generally maintains a MVE within limits specified by the Board of Directors in the RMP, which stipulates that the ratio of market value of equity to book value of equity (MVE/BVE ratio) be not less than 85 percent in the base scenario or 80 percent under a ±200 basis-point instantaneous shock in interest rates. Table 46 shows the MVE/BVE ratio for the base case and for ±100 basis-point and ±200 basis-point instantaneous interest rate shock scenarios. As of June 30, 2009, the base case and the up 200 basis point scenario result of 75 percent are both below the established limits. As with the distortions in the DOE metric, the depressed MBS prices are the primary cause of the FHLBank’s low MVE/BVE measurements. The impact of the distortions in the MVE/BVE ratio have been magnified during the first six months of 2009 as the FHLBank’s capital has declined through the repurchase of excess capital stock that was created because of the decline in advance balances (the activity requirement under the FHLBank’s Capital Plan is 5.0 percent for advances). FHLBank management continues to actively monitor the FHLBank’s risk profile, including the MVE/BVE measurement, and is not taking asset/liability management or other actions at this time in order to attempt to bring the percentage back within the RMP ranges. Management discusses the MVE/BVE ratio with the Board of Directors on a regular basis and the Board of Directors concurs with management’s course of action citing the current dysfunctional MBS market.

Although there were some improvements in the price of some of the FHLBank’s MBS/CMOs during the first six months of 2009, unrecognized losses on the FHLBank’s held-to-maturity MBS/CMO portfolios continued to exist as MBS prices remained depressed. The mortgage market disruptions have caused the FHLBank’s estimated fair values on its MBS/CMOs to fall below amortized cost on a large number of the FHLBank’s individual securities, particularly the private-label MBS/CMOs. The fair values of certain private issue MBS/CMOs continued to decline during the first six months of 2009, but not as dramatically as the declines during 2008. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current financial market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs. For securities with fair values below amortized cost and considered “at-risk” (see definition and further discussion in Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements”), the FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. As a result of security-level evaluations, the FHLBank determined that six private-label MBS were other-than-temporarily impaired as of June 30, 2009 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. For the remainder of the FHLBank’s private-label MBS/CMOs, (1) the FHLBank does not intend to sell the securities; (2) it is not more likely than not that the FHLBank will have to sell the securities before anticipated recovery; and (3) no credit loss has been considered to occur; and thus, the decline in fair value is considered temporary.

Table 46 presents market value of equity as a percent of the book value of equity for the quarter end dates indicated.

Table 46

Market Value of Equity as a Percent of Book Value of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps	Constrained Down 200 Bps
06/30/2009	75	75	75	84	90	90
03/31/2009	74	73	74	83	84	84
12/31/2008	67	70	75	88	88	88
09/30/2008	91	91	91	93	98	98
06/30/2008	85	87	89	92	95	94

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

Table 47 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of June 30, 2009 (in thousands):

Table 47

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$60,000	$0	$60,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	1,259,000	0	0	1,259,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,372,460	0	0	2,372,460
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	17,100	0	0	17,100
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,600,072	0	0	5,600,072
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,530,956	0	0	1,530,956
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,345,733	0	6,345,733
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	45,906	45,906
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	972,730	0	0	972,730
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	3,620,000	0	0	3,620,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	1,155,000	0	0	1,155,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	380,000	0	0	380,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,445,000	0	0	5,445,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,935,000	0	0	1,935,000
Interest rate risk associated with fixed rate callable step-up consolidated obligations	Fair Value Hedge	Rolling Regression	655,000	0	0	655,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	272,000	0	0	272,000
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	212,000	76,000	0	288,000
TOTAL			$25,426,318	$6,781,733	$45,906	$32,253,957

Table 48 presents the fair value (fair value includes net accrued interest receivable or payable on the derivative) of derivative instruments by risk and by type of instrument used to address the noted risk as of June 30, 2009 (in thousands):

Table 48

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$202	$0	$202
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(73,713)	0	0	(73,713)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(43,923)	0	0	(43,923)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(143)	0	0	(143)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(376,990)	0	0	(376,990)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(165,327)	0	0	(165,327)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	91,685	0	91,685
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	20,297	0	20,297
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(184)	(184)
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	6,887	0	0	6,887
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	9,433	0	0	9,433
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	31,903	0	0	31,903
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	20,618	0	0	20,618
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	92,837	0	0	92,837
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	156,311	0	0	156,311
Interest rate risk associated with fixed rate callable step-up consolidated obligations	Fair Value Hedge	Rolling Regression	7,588	0	0	7,588
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(5,201)	0	0	(5,201)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	119	0	0	119
TOTAL			$(339,601)	$112,184	$(184)	$(227,601)

Table 49 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2008 (in thousands):

Table 49

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$95,000	$0	$95,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	2,059,000	0	0	2,059,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	1,378,732	0	0	1,378,732
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	67,000	0	0	67,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,528,966	0	0	6,528,966
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,550,035	0	0	1,550,035
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,445,733	0	6,445,733
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	124,423	124,423
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	1,287,162	0	0	1,287,162
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	875,000	0	0	875,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,620,000	0	0	3,620,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	635,000	0	0	635,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,207,000	0	0	4,207,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	2,410,000	0	0	2,410,000
Interest rate risk associated with fixed rate callable step-up consolidated obligations	Fair Value Hedge	Rolling Regression	990,000	0	0	990,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	2,375,000	0	0	2,375,000
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	208,586	10,000	0	218,586
TOTAL			$28,191,481	$6,850,733	$124,423	$35,166,637

Table 50 presents the fair value (fair value includes net accrued interest receivable or payable on the derivative) of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2008 (in thousands):

Table 50

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$115	$0	$115
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(106,451)	0	0	(106,451)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(94,477)	0	0	(94,477)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(316)	0	0	(316)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(636,881)	0	0	(636,881)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(251,368)	0	0	(251,368)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	37,287	0	37,287
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	26,526	0	26,526
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(1,539)	(1,539)
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	(559)	0	0	(559)
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	1,024	0	0	1,024
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	53,848	0	0	53,848
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	28,160	0	0	28,160
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	114,522	0	0	114,522
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	243,391	0	0	243,391
Interest rate risk associated with fixed rate callable step-up consolidated obligations	Fair Value Hedge	Rolling Regression	16,949	0	0	16,949
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	32,338	0	0	32,338
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	139	0	0	139
TOTAL			$(599,681)	$63,928	$(1,539)	$(537,292)

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

Changes in Internal Control over Financial Reporting. A significant change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described in Part I – Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments,” in accordance with guidance provided by the Finance Agency regarding consistency in the FHLBanks’ determination of OTTI of private-label MBS, each FHLBank was required to use the key modeling assumptions provided by the FHLBank of San Francisco for the cash flow analysis of each FHLBank’s private-label MBS in its determination of OTTI for such MBS in the first quarter of 2009. Such assumptions are material to the determination of OTTI and, in turn, material to the FHLBank’s internal control over financial reporting. Accordingly, management established procedures to review the documentation and assumptions provided by the FHLBank of San Francisco in order to determine whether such assumptions were reasonable. Based on this review, management concluded that this change did not diminish the FHLBank’s internal control over financial reporting as of the end of the first quarter of 2009. During the second quarter of 2009, the FHLBanks established an OTTI Governance Committee that developed the key modeling assumptions used in the FHLBank’s determination of OTTI of private-label MBS for the second quarter as completed by the FHLBanks of Dallas and San Francisco for the FHLBank. The FHLBank participated on the OTTI Governance Committee to approve the assumptions and also established procedures to review the final documentation and assumptions developed by the OTTI Governance Committee. There were no other changes in the FHLBank’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

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

3.2	Exhibit 3.2 to the current report on Form 8-K, filed October 22, 2008, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Federal Home Loan Bank of Topeka Capital Plan, as amended effective March 6, 2009.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

Date: August 12, 2009	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: August 12, 2009	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer