Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Topeka
filed 2009-11-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes  ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 10, 2009
Class A Stock, par value $100	3,130,366
Class B Stock, par value $100	13,425,596

FEDERAL HOME LOAN BANK OF TOPEKA

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

▪
Changes in domestic and foreign investor demand for consolidated obligations of the 12 FHLBanks and/or the terms of derivatives and similar instruments including, without limitation, changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities including existing and recently created debt programs explicitly guaranteed by the U.S. government;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)
	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$42,258	$75
Interest-bearing deposits	80	3,348,212
Federal funds sold	2,535,000	384,000
Trading securities (Note 3)	7,315,350	4,652,700
Held-to-maturity securities1 (Note 4)	7,775,520	11,050,897
Advances (Note 5)	22,633,110	35,819,674
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1,686 and $884 (Note 6)	3,237,953	3,023,805
Accrued interest receivable	90,893	138,770
Premises, software and equipment, net	15,106	16,733
Derivative assets (Note 7)	33,330	34,526
Other assets (Note 10)	63,019	86,839

TOTAL ASSETS	$43,741,619	$58,556,231

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$140,013	$104,856
Overnight	968,400	1,013,800
Term	34,700	570,340
Non-interest-bearing:
Demand	9	36
Other	11,357	14,499
Total deposits	1,154,479	1,703,531

Consolidated obligations, net (Note 8):
Discount notes	12,795,584	26,261,411
Bonds	27,301,576	27,421,634
Total consolidated obligations, net	40,097,160	53,683,045

Mandatorily redeemable capital stock (Note 11)	23,027	34,806
Accrued interest payable	171,933	253,743
Affordable Housing Program (Note 9)	41,724	27,707
Payable to Resolution Funding Corp. (REFCORP) (Note 10)	6,126	0
Derivative liabilities (Note 7)	293,829	404,356
Other liabilities	30,064	53,798

TOTAL LIABILITIES	41,818,342	56,160,986

Commitments and contingencies (Note 14)

Capital (Note 11):
Capital stock outstanding – putable:
Class A ($100 par value; 2,946 and 6,339 shares issued and outstanding)	294,594	633,941
Class B ($100 par value; 13,217 and 16,064 shares issued and outstanding)	1,321,672	1,606,394
Total capital stock	1,616,266	2,240,335
Retained earnings	319,640	156,922
Accumulated other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	(10,730)	0
Defined benefit pension plan – prior service cost	8	15
Defined benefit pension plan – net loss	(1,907)	(2,027)

TOTAL CAPITAL	1,923,277	2,395,245

TOTAL LIABILITIES AND CAPITAL	$43,741,619	$58,556,231
__________
1     Fair value: $7,547,960 and $10,454,592 at September 30, 2009 and December 31, 2008, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest-bearing deposits	$49	$108	$7,052	$622
Federal funds sold	1,214	16,834	3,201	69,349
Trading securities	25,329	26,977	82,575	79,970
Available-for-sale securities	0	96	0	96
Held-to-maturity securities	45,841	131,671	161,439	408,760
Advances	68,310	257,136	280,454	815,437
Prepayment fees on terminated advances	236	479	10,122	1,240
Mortgage loans held for portfolio	40,259	34,793	119,406	95,901
Overnight loans to other Federal Home Loan Banks	1	16	4	48
Other	742	875	2,296	2,645
Total interest income	181,981	468,985	666,549	1,474,068

INTEREST EXPENSE:
Deposits	679	4,798	4,267	21,521
Consolidated obligations:
Discount notes	6,871	154,200	70,145	487,742
Bonds	114,377	229,113	394,594	749,625
Overnight loans from other Federal Home Loan Banks	0	73	0	168
Securities sold under agreements to repurchase	0	954	0	954
Mandatorily redeemable capital stock (Note 11)	66	151	439	544
Other	238	340	769	1,058
Total interest expense	122,231	389,629	470,214	1,261,612

NET INTEREST INCOME	59,750	79,356	196,335	212,456
Provision for credit losses on mortgage loans	872	66	986	139
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	58,878	79,290	195,349	212,317

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(7,014)	0	(8,091)	0
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income	6,961	0	7,979	0
Net other-than-temporary impairment losses on held-to-maturity securities	(53)	0	(112)	0
Net gain (loss) on trading securities (Note 3)	18,852	(15,859)	3,007	(64,620)
Net realized gain (loss) on sale of held-to-maturity securities (Note 4)	0	0	0	(10)
Net gain (loss) on derivatives and hedging activities (Note 7)	(36,932)	(28,200)	85,281	306
Service fees	1,558	1,319	4,644	3,991
Other	962	720	2,434	1,507
Total other income (loss)	(15,613)	(42,020)	95,254	(58,826)

OTHER EXPENSES:
Compensation and benefits	5,459	5,491	16,576	16,585
Other operating	3,337	2,600	9,864	8,067
Finance Agency/Finance Board	412	412	1,276	1,234
Office of Finance	278	362	1,270	1,229
Other	420	305	2,146	2,093
Total other expenses	9,906	9,170	31,132	29,208

INCOME BEFORE ASSESSMENTS	33,359	28,100	259,471	124,283

Affordable Housing Program (Note 9)	2,730	2,309	21,226	10,201
REFCORP (Note 10)	6,126	5,159	47,649	22,817
Total assessments	8,856	7,468	68,875	33,018

NET INCOME	$24,503	$20,632	$190,596	$91,265

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 – Unaudited
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

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2009 AND 2008 (continued) – Unaudited
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income	Capital

BALANCE – DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to non-credit portion of other-than-temporary impairment losses on held-to-maturity securities as of January 1, 2009					3,349	(3,349)	0
Proceeds from issuance of capital stock	57	5,697	3,030	302,968			308,665
Repurchase/redemption of capital stock	(1,181)	(118,135)	(137)	(13,722)			(131,857)
Comprehensive income:
Net income					190,596
Other comprehensive income:
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(7,979)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						4
Amortization of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						594
Amortization of prior service cost on defined benefit pension plan						(7)
Amortization of net loss on defined benefit pension plan						120
Total comprehensive income							183,328
Reclassification of shares to mandatorily redeemable capital stock	(949)	(94,905)	(7,369)	(736,940)			(831,845)
Net transfer of shares between Class A and Class B	(1,320)	(132,004)	1,320	132,004			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.7%):
Cash payment					(259)		(259)
Stock issued			309	30,968	(30,968)		0
BALANCE – SEPTEMBER 30, 2009	2,946	$294,594	13,217	$1,321,672	$319,640	$(12,629)	$1,923,277
__________
1     Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)
	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$190,596	$91,265

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(74,653)	(146,795)
Concessions on consolidated obligation bonds	9,677	17,472
Premiums and discounts on investments, net	(1,067)	241
Premiums, discounts and commitment fees on advances, net	(14,156)	(21,140)
Discounts on Housing and Community Development advances	(3)	(4)
Premiums, discounts and deferred loan costs on mortgage loans, net	2,506	3,024
Fair value adjustments on hedged assets or liabilities	14,760	24,270
Other comprehensive income	113	160
Premises, software and equipment	3,044	2,722
Provision for credit losses on mortgage loans	986	139
Non-cash interest on mandatorily redeemable capital stock	429	541
Net realized (gain) loss on sale of held-to-maturity securities	0	10
Loss on other-than-temporarily impaired held-to-maturity securities	112	0
Net realized (gain) loss on disposals of premises, software and equipment	3	2
Other (gains) losses	(48)	(1)
Net (gain) loss on trading securities	(3,007)	64,620
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(99,668)	(53,332)
(Increase) decrease in accrued interest receivable	47,887	43,857
Change in net accrued interest included in derivative assets	(17,529)	62,555
(Increase) decrease in other assets	1,226	1,366
Increase (decrease) in accrued interest payable	(81,805)	(53,098)
Change in net accrued interest included in derivative liabilities	47,905	(26,142)
Increase (decrease) in Affordable Housing Program liability	14,017	(2,072)
Increase (decrease) in REFCORP liability	22,141	(5,908)
Increase (decrease) in other liabilities	(18,137)	13,415
Total adjustments	(145,267)	(74,098)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	45,329	17,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	3,482,582	30,767
Net (increase) decrease in Federal funds sold	(2,151,000)	(1,334,000)
Net (increase) decrease in short-term trading securities	(2,801,046)	0
Proceeds from maturities of and principal repayments on long-term trading securities	141,402	93,789
Purchases of long-term trading securities	0	(926,018)
Proceeds from sale of available-for-sale securities	0	193,730
Purchase of available-for-sale securities	0	(193,730)
Net (increase) decrease in short-term held-to-maturity securities	1,495,835	3,210,239
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,778,116	807,672
Purchases of long-term held-to-maturity securities	0	(3,775,303)
Principal collected on advances	226,586,265	467,445,821
Advances made	(213,656,727)	(472,819,191)
Principal collected on mortgage loans held for portfolio	750,533	242,482
Purchase or origination of mortgage loans held for portfolio	(970,620)	(667,481)
Principal collected on other loans made	1,124	1,050
Proceeds from sale of premises, software and equipment	13	4
Purchases of premises, software and equipment	(1,433)	(1,625)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,655,044	(7,691,794)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited
(In thousands)
	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(527,647)	$200,524
Net proceeds from sale of consolidated obligation:
Discount notes	280,982,742	911,748,404
Bonds	14,013,218	18,843,791
Payments for maturing and retired consolidated obligation:
Discount notes	(294,379,680)	(902,294,826)
Bonds	(14,003,635)	(19,812,359)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	61	125,656
Net interest payments received (paid) for financing derivatives	(70,745)	(11,247)
Proceeds from issuance of capital stock	308,665	1,652,061
Payments for repurchase/redemption of capital stock	(131,857)	(76,449)
Payments for repurchase of mandatorily redeemable capital stock	(844,053)	(1,369,203)
Cash dividends paid	(259)	(263)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,658,190)	9,001,089
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,183	1,326,462
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	75	1,724
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$42,258	$1,328,186

Supplemental disclosures:
Interest paid	$603,213	$1,434,998

Affordable Housing Program payments	$7,471	$12,566

REFCORP payments	$25,508	$28,725

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
September 30, 2009

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

Subsequent Events: The FHLBank has evaluated events and transactions for potential recognition or disclosure through the time of filing our third quarter 2009 Form 10-Q with the SEC on November 12, 2009.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS, ADOPTION OF ACCOUNTING STANDARDS AND INTERPRETATIONS

Fair Value Measurements and Disclosures-Measuring Liabilities at Fair Value. In August 2009, the Financial Accounting Standards Board (FASB) issued guidance that amends the fair value measurements and disclosures guidance for liabilities to allow a liability to be measured using: (a) a valuation technique that uses the quoted price of an identical liability when traded as an asset; or (b) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets. In addition, the guidance clarified that for a liability that is measured using quoted prices of the asset, no adjustment is required for the effect of a restriction preventing its sale. This guidance is effective for the first reporting period, including interim periods, beginning after issuance (October 1, 2009 for the FHLBank). The FHLBank does not believe the adoption of this guidance will have a material effect on its financial condition, results of operations or cash flows.

Codification of Accounting Standards. In June 2009, the FASB established FASB’s Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer will consider new accounting standards updates as authoritative in their own right. Instead, new accounting standards updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions regarding changes in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The FHLBank adopted the Codification on September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not affect the FHLBank’s financial condition, results of operations or cash flows. Because the Codification is the single source of authoritative U.S. GAAP, the Notes will generally not refer to the Codification.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (a) the removal of the concept of qualifying special purpose entities; (b) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (c) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBank does not believe that the adoption of this guidance will have a material effect on its financial condition, results of operations or cash flows.

Subsequent Events. In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance was effective for interim and annual financial periods ending after June 15, 2009. The FHLBank adopted this guidance as of June 30, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments. In April 2009, the FASB issued guidance amending the other-than-temporary impairment (OTTI) guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. This “OTTI guidance” clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired and changes the presentation and calculation of the OTTI on debt securities recognized in earnings in the financial statements. This guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. This guidance expands and increases the frequency of existing disclosures about OTTI for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a roll-forward of that amount each period.

If the fair value of a debt security is less than its amortized cost basis at the measurement date, an entity is required to assess whether: (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the OTTI guidance changes the presentation and amount of the OTTI recognized in the income statement. In these instances, the impairment is separated into: (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income (OCI). Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in OCI. The OTTI recognized in OCI for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized). The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in OCI. Prior to implementation of this guidance, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date of the reporting period for which the assessment was made. The new presentation provides additional information about the amounts that the entity does not expect to collect related to a debt security.

The FHLBank elected to early adopt this OTTI guidance as of January 1, 2009 and recognized the effects of adoption as a change in accounting principle. The FHLBank recognized a $3,349,000 cumulative-effect of initial application as an adjustment to retained earnings (increase or credit) at January 1, 2009, with a corresponding adjustment (decrease or debit) to OCI. This adjustment did not affect either the FHLBank’s Affordable Housing Program (AHP) or Resolution Funding Corporation (REFCORP) expense or accruals, as these assessments were calculated based on GAAP net income. The adoption of this guidance also increased financial statement disclosures.

Application of Accounting Guidance When Determining the Appropriate Interest Income Recognition Method for a Particular Other-Than-Temporarily Impaired Security. Under previous GAAP, the amount of OTTI related to factors other than the decrease in cash flows to be collected (economic loss), including the effect of current market conditions on the fair value of the security, was subsequently accreted to earnings over the remaining term of the security, based on the amount and timing of estimated cash flows. This accretion was included in net interest income on the FHLBank’s income statement.

Upon implementation of this OTTI guidance, the present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, an FHLBank would record an additional OTTI and adjust the yield of the security prospectively. The FHLBank recognizes subsequent interest income in accordance with the method described in accounting guidance for beneficial interests in securitized financial assets. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows change the accretable yield on a prospective basis. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

The FHLBank only acquires private-label mortgage-backed securities (MBS) that are of high credit quality at acquisition, and thus, these investments are not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that are not of “high credit quality.” Authoritative GAAP does not specifically address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase. The FHLBank has historically elected to apply the incremental impairment guidance to securities not initially in scope, prospectively as of the date the security is determined to be other-than-temporarily impaired.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. In April 2009, the FASB issued guidance which clarifies the approach to, and provides additional factors to consider in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FHLBank elected to early adopt this guidance effective January 1, 2009. Its adoption resulted in increased financial disclosures but did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

Interim Disclosures about Fair Value of Financial Instruments. In April 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. The FHLBank elected to early adopt this guidance effective January 1, 2009. Its adoption resulted in increased interim financial statement disclosures but did not have any impact on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – TRADING SECURITIES

Major Security Types: Trading securities as of September 30, 2009 and December 31, 2008 are summarized in the following table (in thousands):

	Fair Value
	September 30, 2009	December 31, 2008
Certificates of deposit	$2,879,817	$1,571,449
Commercial paper	2,164,691	673,435
FHLBank1 obligations	289,469	316,618
Fannie Mae2 obligations	395,318	403,027
Freddie Mac2 obligations	992,274	1,009,074
Subtotal	6,721,569	3,973,603
Residential mortgage-backed securities:
Fannie Mae2	350,911	399,863
Freddie Mac2	241,084	277,278
Ginnie Mae3	1,786	1,956
Residential mortgage-backed securities	593,781	679,097
TOTAL	$7,315,350	$4,652,700
__________
1	See Note 16 for transactions with other FHLBanks.
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

Redemption Terms: The estimated fair values of trading securities by contractual maturity as of September 30, 2009 and December 31, 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2009	December 31, 2008
Due in one year or less	$5,044,508	$2,244,884
Due after one year through five years	719,206	446,071
Due after five years through 10 years	957,855	1,282,648
Due after 10 years	0	0
Subtotal	6,721,569	3,973,603
Residential mortgage-backed securities	593,781	679,097
TOTAL	$7,315,350	$4,652,700

For securities held as of September 30, 2009, the unrealized net gain (loss) on trading securities during the three-month periods ending September 30, 2009 and 2008 included a net gain (loss) of $19,231,000 and $(15,453,000), respectively. For securities held as of September 30, 2009, the unrealized net gain (loss) on trading securities during the nine-month periods ending September 30, 2009 and 2008 included a net gain (loss) of $4,531,000 and $(64,902,000), respectively.

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of September 30, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$129,348	$0	$129,348	$285	$188	$129,445
Subtotal	129,348	0	129,348	285	188	129,445
Mortgage-backed securities:
Fannie Mae residential1	2,867,532	0	2,867,532	12,654	26,716	2,853,470
Freddie Mac residential1	2,744,399	0	2,744,399	14,707	26,457	2,732,649
Ginnie Mae residential2	31,976	0	31,976	1,798	78	33,696
Private-label mortgage-backed securities:
Residential loans	1,959,691	8,539	1,968,230	1,007	213,956	1,755,281
Commercial loans	40,131	0	40,131	551	0	40,682
Home equity loans	2,059	2,191	4,250	0	1,873	2,377
Manufactured housing loans	384	0	384	0	24	360
Mortgage-backed securities	7,646,172	10,730	7,656,902	30,717	269,104	7,418,515
TOTAL	$7,775,520	$10,730	$7,786,250	$31,002	$269,292	$7,547,960
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2008 are summarized in the following table (in thousands):

	Amortized Cost4	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Certificates of deposit	$760,000	$985	$0	$760,985
Commercial paper	737,271	1,496	0	738,767
State or local housing agency obligations	155,247	701	561	155,387
Subtotal	1,652,518	3,182	561	1,655,139
Mortgage-backed securities:
Fannie Mae1	3,354,012	4,566	107,773	3,250,805
Freddie Mac1	3,388,254	7,831	109,019	3,287,066
Ginnie Mae2	37,663	1,496	278	38,881
Other3	2,618,450	813	396,562	2,222,701
Mortgage-backed securities	9,398,379	14,706	613,632	8,799,453
TOTAL	$11,050,897	$17,888	$614,193	$10,454,592
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Primarily consists of private-label MBS.
4	As of December 31, 2008, carrying value is equivalent to amortized cost.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of September 30, 2009. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$20,547	$187	$324	$1	$20,871	$188
Subtotal	20,547	187	324	1	20,871	188
Mortgage-backed securities:
Fannie Mae residential1	164,078	1,963	1,953,884	24,753	2,117,962	26,716
Freddie Mac residential1	57,125	705	1,964,022	25,752	2,021,147	26,457
Ginnie Mae residential2	1,124	4	7,562	74	8,686	78
Private-label mortgage-backed securities:
Residential loans	122,518	4,500	1,528,534	209,456	1,651,052	213,956
Home equity loans	0	0	2,377	1,873	2,377	1,873
Manufactured housing loans	0	0	360	24	360	24
Mortgage-backed securities	344,845	7,172	5,456,739	261,932	5,801,584	269,104
TOTAL TEMPORARILY IMPAIRED SECURITIES	$365,392	$7,359	$5,457,063	$261,933	$5,822,455	$269,292
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2008. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$37,170	$554	$1,363	$7	$38,533	$561
Subtotal	37,170	554	1,363	7	38,533	561
Mortgage-backed securities:
Fannie Mae1	2,005,650	65,252	875,306	42,521	2,880,956	107,773
Freddie Mac1	2,050,859	65,383	853,049	43,636	2,903,908	109,019
Ginnie Mae2	9,726	278	0	0	9,726	278
Other3	1,109,510	171,665	1,064,388	224,897	2,173,898	396,562
Mortgage-backed securities	5,175,745	302,578	2,792,743	311,054	7,968,488	613,632
TOTAL TEMPORARILY IMPAIRED SECURITIES	$5,212,915	$303,132	$2,794,106	$311,061	$8,007,021	$614,193
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Primarily consists of private-label MBS.

Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. As part of this process, if the fair value of a security is less than its amortized cost basis, the FHLBank considers its intent to sell the debt security and whether it is more likely than not that the FHLBank will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an OTTI charge in earnings equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs an analysis to determine if any of these securities are other-than-temporarily impaired.

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of September 30, 2009, all of the gross unrealized losses on its Agency MBS are temporary.

Beginning in the second quarter 2009 and continuing with the third quarter ending September 30, 2009, to support consistency among the FHLBanks, FHLBank Topeka has completed its OTTI analysis primarily using key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee, of which FHLBank Topeka is an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit and manufactured housing loans were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank. For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations, the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of September 30, 2009, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

Beginning with the third quarter of 2009, the security selection parameters were changed to select 100 percent of the FHLBank’s private-label MBS portfolio, other than those securities discussed above, for purposes of OTTI cash flow analysis to be run using the FHLBank System’s common platform and approved assumptions. For certain private-label MBS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI.

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase zero percent in the first six months, one percent in the next six months, three percent in the second year and four percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balances are reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on model approach reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

For those securities with OTTI as of September 30, 2009 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during the third quarter of 2009. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

	Significant Inputs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Private-label residential mortgage-backed securities:
Prime:
2005	7.2%	7.2%	2.0%	2.0%	44.2%	44.2%	4.2%	4.2%

Alt-A:
2005	9.6	9.6	56.8	56.8	38.6	38.6	25.9	25.9

	8.1%	7.2 – 9.6%	23.5%	2.0 – 56.8%	42.0%	38.6 – 44.2%	12.7%	4.2 – 25.9%

As a result of these security-level evaluations, the FHLBank determined that eight private-label MBS were other-than-temporarily impaired as of September 30, 2009 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. These securities included the five private-label MBS that had been identified as other-than-temporarily impaired in 2008, one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter of 2009 and two private-label MBS that were identified as other-than-temporarily impaired in the third quarter of 2009. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described in the previous paragraph. The OTTI amount recognized in other comprehensive income is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the eight OTTI securities.

For the two private-label securities identified as other-than-temporarily impaired during the three-month period ending September 30, 2009, the FHLBank’s reported balances as of September 30, 2009 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label mortgage-backed securities:
Prime residential loans	$23,304	$23,130	$16,169	$16,169

For the eight private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of September 30, 2009 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label mortgage-backed securities:
Prime residential loans	$26,247	$26,074	$17,535	$17,474
Home equity loans	5,726	4,250	2,059	2,377
TOTAL	$31,973	$30,324	$19,594	$19,851

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three- and nine-month periods ending September 30, 2009, based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month period ending September 30, 2009			Nine-month period ending September 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label mortgage-backed securities:
Prime residential loans	$53	$6,961	$7,014	$53	$6,961	$7,014
Home equity loans	0	0	0	59	1,018	1,077
TOTAL	$53	$6,961	$7,014	$112	$7,979	$8,091

The following table presents a roll-forward of OTTI activity related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in other comprehensive income (in thousands):

	Three-month period ending September 30, 2009			Nine-month period ending September 30, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period1	$1,502	$3,882	$5,384	$1,424	$3,349	$4,773
Additional charge on securities for which OTTI was not previously recognized2	53	6,961	7,014	108	7,979	8,087
Reclassification adjustment of non-credit portion of OTTI included in net income	0	0	0	4	(4)	0
Amortization of credit component of OTTI3	(26)	0	(26)	(7)	0	(7)
Accretion of OTTI related to all other factors	0	(113)	(113)	0	(594)	(594)
Balance, end of period	$1,529	$10,730	$12,259	$1,529	$10,730	$12,259
__________
1
The FHLBank adopted the new OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initial application totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to accumulated other comprehensive income.

2
For the three-month period ending September 30, 2009, securities previously impaired represent all securities that were impaired prior to July 1, 2009. For the nine-month period ending September 30, 2009, securities previously impaired represent all securities that were impaired prior to January 1, 2009.

3
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

Redemption Terms: The amortized cost, carrying value and estimated fair values of held-to-maturity securities by contractual maturity as of September 30, 2009 and December 31, 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2009			December 31, 2008
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost1	Fair Value
Due in one year or less	$10,000	$10,000	$10,103	$1,507,271	$1,510,033
Due after one year through five years	35	35	36	120	123
Due after five years through 10 years	875	875	888	1,320	1,339
Due after 10 years	118,438	118,438	118,418	143,807	143,644
Subtotal	129,348	129,348	129,445	1,652,518	1,655,139
Mortgage-backed securities	7,656,902	7,646,172	7,418,515	9,398,379	8,799,453
TOTAL	$7,786,250	$7,775,520	$7,547,960	$11,050,897	$10,454,592
__________
1	At December 31, 2008, carrying value is equivalent to amortized cost.

The carrying value of the FHLBank’s MBS included net discounts of $21,493,000, of which $1,529,000 represented credit related impairment discount and $10,730,000 represented non-credit related impairment discount, as of September 30, 2009. The amortized cost of the FHLBank’s MBS included net discounts of $16,504,000, of which $4,773,000 represented impairment discount, as of December 31, 2008. Other investments included net discounts of $0 and $2,728,000 as of September 30, 2009 and December 31, 2008, respectively.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$50,243	$1,416,333
Variable rate	79,105	236,185
Subtotal	129,348	1,652,518

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	678	923
Variable rate	7,610	9,666
Collateralized mortgage obligations:
Fixed rate	2,083,883	2,793,227
Variable rate	5,564,731	6,594,563
Subtotal	7,656,902	9,398,379
TOTAL	$7,786,250	$11,050,897

NOTE 5 – ADVANCES

Redemption Terms: As of September 30, 2009 and December 31, 2008, the FHLBank had advances outstanding at interest rates ranging from zero percent to 8.64 percent at both period ends as summarized in the following table (in thousands):

	September 30, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,784,052	1.33%	$18,047,311	1.36%
Due after one year through two years	2,406,557	3.63	3,443,180	4.24
Due after two years through three years	1,634,937	3.43	1,788,559	3.94
Due after three years through four years	1,606,925	3.20	1,066,763	4.03
Due after four years through five years	1,205,819	3.45	1,460,101	3.51
Thereafter	7,455,364	2.78	9,178,873	2.84
Total par value	22,093,654	2.48%	34,984,787	2.34%
Discounts on HCD advances	(35)		(37)
Premiums on other advances	0		52
Discounts on other advances	(38,605)		(13,812)
Hedging adjustments1	578,096		848,684
TOTAL	$22,633,110		$35,819,674
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2009 and December 31, 2008 include callable advances totaling $3,314,807,000 and $6,395,434,000, respectively. Of these callable advances, there were $3,283,855,000 and $6,324,845,000 of variable rate advances as of September 30, 2009 and December 31, 2008, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	September 30, 2009	December 31, 2008
Due in one year or less	$10,939,770	$23,371,131
Due after one year through two years	2,052,916	2,903,380
Due after two years through three years	1,515,321	1,507,000
Due after three years through four years	1,433,904	956,320
Due after four years through five years	1,109,638	1,438,854
Thereafter	5,042,105	4,808,102
TOTAL PAR VALUE	$22,093,654	$34,984,787

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of September 30, 2009 and December 31, 2008, included convertible advances totaling $5,261,222,000 and $5,759,422,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	September 30, 2009	December 31, 2008
Due in one year or less	$11,686,819	$22,092,269
Due after one year through two years	2,056,921	3,179,739
Due after two years through three years	1,293,512	1,597,048
Due after three years through four years	1,459,951	684,963
Due after four years through five years	1,234,844	1,459,026
Thereafter	4,361,607	5,971,742
TOTAL PAR VALUE	$22,093,654	$34,984,787

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Amount	Percentage	Amount	Percentage
Par amount of advances:
Fixed rate	$17,344,761	78.5%	$20,258,429	57.9%
Variable rate	4,748,893	21.5	14,726,358	42.1
TOTAL	$22,093,654	100.0%	$34,984,787	100.0%

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

The following table presents information as of September 30, 2009 and December 31, 2008 on mortgage loans held for portfolio (in thousands):

	September 30, 2009	December 31, 2008
Real Estate
Fixed rate, medium-term1, single-family mortgages	$844,031	$808,298
Fixed rate, long-term, single-family mortgages	2,391,694	2,212,249
Total par value	3,235,725	3,020,547
Premiums	17,127	16,985
Discounts	(10,187)	(11,666)
Deferred loan costs, net	1,008	812
Hedging adjustments2	(4,034)	(1,989)
Total before Allowance for Credit Losses on Mortgage Loans	3,239,639	3,024,689
Allowance for Credit Losses on Mortgage Loans	(1,686)	(884)
MORTGAGE LOANS, NET	$3,237,953	$3,023,805
__________
1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The par value of mortgage loans held for portfolio outstanding at September 30, 2009 and December 31, 2008 was comprised of government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) loans totaling $272,549,000 and $195,619,000, respectively, and conventional, size-conforming mortgage loans totaling $2,963,176,000 and $2,824,928,000, respectively.

The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios and the actual performance of the FHLBank’s portfolio. The allowance for credit losses on mortgage loans for the three- and nine-month periods ending September 30, 2009 and 2008, respectively, was as follows (in thousands):

	Three-month period ending		Nine-month period ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance, beginning of period	$882	$839	$884	$844
Provision for credit losses on mortgage loans	872	66	986	139
Charge-offs	(68)	(53)	(184)	(131)
Balance, end of period	$1,686	$852	$1,686	$852

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. At September 30, 2009 and December 31, 2008, the FHLBank had no recorded investments in impaired mortgage loans.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. During the three-month periods ending September 30, 2009 and 2008, credit enhancement fees paid by the FHLBank to participating members totaled $668,000 and $614,000, respectively. Credit enhancement fees paid by the FHLBank to participating members totaled $1,845,000 and $1,809,000 for the nine-month periods ending September 30, 2009 and 2008, respectively.

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

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s Risk Management Policy (RMP). These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivative that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged asset, liability or firm commitment being recorded simultaneously in income. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income (loss) as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income (loss). Therefore, both the net interest on the stand-alone derivatives and the fair value changes are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows.

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

Swaptions – A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the FHLBank against future interest rate changes. The FHLBank purchases both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date. Premiums paid to acquire swaptions are accounted for at the fair value of the derivative at inception of the hedge. Swaptions are reported at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

Interest Rate Caps and Floors – In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. The FHLBank uses interest rate caps and floors to hedge option risk on the MBS held in the FHLBank’s held-to-maturity portfolio and to hedge embedded caps or floors in the FHLBank’s advances. Premiums paid to acquire caps or floors are accounted for at the fair value of the derivative at inception of the hedge. Interest rate caps and floors are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

Hedging Activities: At the inception of every hedge transaction, the FHLBank documents all hedging relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and/or liabilities on the Statements of Condition; (2) firm commitments; or (3) forecasted transactions. The FHLBank formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its hedging relationships.

The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Types of Assets and Liabilities Hedged:
Consolidated Obligations – While consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank is individually a counterparty to derivatives associated with specific debt issues. For instance, in a typical transaction involving more than one FHLBank, fixed rate consolidated obligation bonds are issued for one or more FHLBanks, including FHLBank Topeka. In connection with its share of the bond issuance, FHLBank Topeka simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to FHLBank Topeka designed to mirror in timing and amount the cash outflows FHLBank Topeka pays on the consolidated obligation. Such transactions are designated as fair value hedges. In this type of transaction, FHLBank Topeka typically pays the derivative counterparty a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. Note, though, that most of the FHLBank’s swapped consolidated obligation bonds are fixed rate, callable bonds where the FHLBank is the sole issuer of the particular debt issue. The swap transaction with a counterparty for debt upon which the FHLBank is the sole issuer follows the same process reflected above (simultaneous, matching terms, etc.). This intermediation between the capital and derivatives markets permits the FHLBank to raise funds at costs lower than would otherwise be available through the issuance of simple fixed or variable rate consolidated obligations in the capital markets.

Advances – With the issuance of a convertible advance, the FHLBank purchases from the member an option that enables the FHLBank to convert an advance from fixed rate to variable rate if interest rates increase. Once the FHLBank exercises its option to convert an advance to an at-the-market variable rate, the member then owns the option to terminate the converted advance without fee or penalty on the conversion date and each interest rate reset date thereafter. The FHLBank hedges a convertible advance by entering into a cancelable derivative with a non-member counterparty where the FHLBank pays a fixed rate and receives a variable rate. The derivative counterparty may cancel the derivative on a put date. This type of hedge is designated as a fair value hedge. The counterparty’s decision to cancel the derivative would normally occur in a rising rate environment. If the option is in-the-money, the derivative is cancelled by the derivative counterparty at par (i.e., without any premium or other payment to the FHLBank). When the derivative is cancelled, the FHLBank exercises its option to convert the advance to a variable rate. If a convertible advance is not prepaid by the member upon conversion to an at-the-market variable rate advance (i.e., callable variable rate advance), any hedge-related unamortized basis adjustment is amortized as a yield adjustment.

When fixed rate advances are issued to one or more borrowers, the FHLBank can either fund the advances with fixed rate consolidated obligations with the same tenor or simultaneously enter into a matching derivative in which the counterparty receives fixed cash flows from the FHLBank designed to mirror in timing and amount the cash inflows the FHLBank receives on the advance. Such transactions are designated as fair value hedges. In this type of transaction, the FHLBank typically receives from the derivative counterparty a variable cash flow that closely matches the interest payments on short-term discount notes or swapped consolidated obligation bonds.

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

Firm Commitment Strategies – Commitments that obligate the FHLBank to purchase closed fixed rate mortgage loans from its members are considered derivatives. Accordingly, each mortgage purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Investments – The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives currently associated with investment securities (currently includes interest rate caps, floors and swaps) are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income (loss) on the Statements of Income. The investment securities hedged with interest rate swaps are classified as “trading” with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income (loss) on the Statements of Income.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk as of September 30, 2009.

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

As of September 30, 2009 and December 31, 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $132,902,000 and $112,688,000, respectively. These totals include $43,233,000 and $25,705,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $99,572,000 and $78,162,000 as collateral as of September 30, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $40,373,000 and $44,112,000 as of September 30, 2009 and December 31, 2008, respectively. The counterparty was different each period. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of September 30, 2009, is indicated in the following table (in thousands):

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$2,597	$16,217	$109,317	$4,771	$132,902
Cash collateral held	0	2,501	97,071	0	99,572
Net positive exposure after cash collateral	2,597	13,716	12,246	4,771	33,330
Other collateral	0	0	0	4,771	4,771
Net exposure after collateral	$2,597	$13,716	$12,246	$0	$28,559

Notional amount	$298,574	$11,432,144	$21,632,032	$213,765	$33,576,515
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

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by a major credit rating agency, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of September 30, 2009 was $403,522,000 for which the FHLBank has posted collateral with a fair value of $111,165,000 in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $187,636,000 of collateral to its derivative counterparties as of September 30, 2009. The FHLBank’s credit rating has not changed in the previous twelve months.

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

Intermediary Derivatives – To assist its members in meeting their hedging needs, the FHLBank acts as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. Gains and losses are recorded in other income (loss) and presented as “Net gain (loss) on derivatives and hedging activities.”

As of September 30, 2009 and December 31, 2008, the notional principal of derivative agreements in which the FHLBank is an intermediary was $310,000,000 and $218,587,000, respectively.

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

For the three- and nine-month periods ending September 30, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month period ending		Nine-month period ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$232	$7,962	$6,037	$6,846
Interest rate caps/floors	0	(140)	0	(148)
Total net gain (loss) related to fair value hedge ineffectiveness	232	7,822	6,037	6,698

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(23,684)	(15,258)	77,077	13,561
Interest rate caps/floors	967	(10,267)	48,663	5,369
Net interest settlements	(15,687)	(10,038)	(46,264)	(23,855)
Mortgage delivery commitments	1,250	(448)	(221)	(1,480)
Intermediary transactions:
Interest rate swaps	(15)	(11)	(34)	10
Interest rate caps/floors	5	0	23	3
Total net gain (loss) related to derivatives not designated as hedging instruments	(37,164)	(36,022)	79,244	(6,392)

Net gains (losses) on derivatives and hedging activities	$(36,932)	$(28,200)	$85,281	$306

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ending September 30, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month period ending
	September 30, 2009				September 30, 2008
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(76,296)	$73,290	$(3,006)	$(78,345)	$(36,975)	$28,487	$(8,488)	$(42,595)
Consolidated obligation bonds	32,952	(29,839)	3,113	71,485	(6,629)	22,458	15,829	100,868
Consolidated obligation discount notes	(1,226)	1,351	125	2,213	(247)	728	481	8
TOTAL	$(44,570)	$44,802	$232	$(4,647)	$(43,851)	$51,673	$7,822	$58,281
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine-month periods ending September 30, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Nine-month period ending
	September 30, 2009				September 30, 2008
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$245,797	$(251,741)	$(5,944)	$(212,778)	$(24,425)	$13,823	$(10,602)	$(94,983)
Consolidated obligation bonds	(124,583)	135,937	11,354	221,095	(50,385)	67,204	16,819	272,707
Consolidated obligation discount notes	2,303	(1,676)	627	6,381	(247)	728	481	8
TOTAL	$123,517	$(117,480)	$6,037	$14,698	$(75,057)	$81,755	$6,698	$177,732
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three- and nine-month periods ending September 30, 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2009, no amounts relating to hedging activities remain in accumulated other comprehensive income.

The FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties. Therefore, an individual derivative may be in an asset position [counterparty would owe the FHLBank the current fair value (fair value includes net accrued interest receivable or payable on the derivative) if the derivative was settled as of the Statement of Condition date] but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted by counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the counterparty the fair value if settled as of the Statements of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting.

The following table represents outstanding notional balances and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2009 (in thousands):

	September 30, 2009
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value	Notional	Estimated Fair Value
Fair value hedges:
Interest rate swaps	$11,737,324	$365,865	$9,633,806	$(586,188)	$8,723,420	$116,942	$12,647,710	$(337,265)
Interest rate caps/floors	32,000	177	17,000	(116)	42,000	94	7,000	(33)
Total fair value hedges	11,769,324	366,042	9,650,806	(586,304)	8,765,420	117,036	12,654,710	(337,298)

Economic hedges:
Interest rate swaps	3,531,000	21,933	1,822,887	(187,338)	2,960,000	(55,820)	2,393,887	(109,585)
Interest rate caps/floors	6,382,733	114,536	361,000	(1,470)	4,217,000	71,175	2,526,733	41,891
Mortgage delivery commitments	52,771	511	5,994	(2)	52,771	511	5,994	(2)
Total economic hedges	9,966,504	136,980	2,189,881	(188,810)	7,229,771	15,866	4,926,614	(67,696)

TOTAL	$21,735,828	$503,022	$11,840,687	$(775,114)	$15,995,191	$132,902	$17,581,324	$(404,994)

Total derivative fair value						$132,902		$(404,994)
Fair value of cash collateral delivered to counterparty						0		111,165
Fair value of cash collateral received from counterparty						(99,572)		0
NET DERIVATIVE FAIR VALUE						$33,330		$(293,829)

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,534,856	1.72%	$8,044,892	3.19%
Due after one year through two years	4,906,400	2.21	6,109,694	2.73
Due after two years through three years	2,138,720	2.70	2,205,320	4.13
Due after three years through four years	1,908,000	3.76	1,452,300	4.51
Due after four years through five years	2,272,000	3.61	2,237,000	4.10
Thereafter	5,274,900	4.92	6,971,000	5.78
Total par value	27,034,876	2.81%	27,020,206	3.98%
Premiums	16,985		18,761
Discounts	(13,737)		(15,108)
Hedging adjustments1	263,452		397,775
TOTAL	$27,301,576		$27,421,634
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2009 and December 31, 2008 includes callable bonds totaling $7,355,900,000 and $9,850,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), MBS (Notes 3 and 4) and MPF mortgage loans (Note 6). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2009 and December 31, 2008 (in thousands):

Year of Maturity of Next Call Date	September 30, 2009	December 31, 2008
Due in one year or less	$16,098,756	$15,299,892
Due after one year through two years	5,196,400	5,984,694
Due after two years through three years	1,715,720	1,460,320
Due after three years through four years	1,573,000	757,300
Due after four years through five years	992,000	1,657,000
Thereafter	1,459,000	1,861,000
TOTAL PAR VALUE	$27,034,876	$27,020,206

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Par value of consolidated obligation bonds:
Fixed rate	$17,310,125	$20,121,025
Variable rate	6,442,500	3,532,500
Step ups	2,477,000	990,000
Range bonds	703,900	2,375,000
Step downs	100,000	0
Zero coupon	1,351	1,681
TOTAL PAR VALUE	$27,034,876	$27,020,206

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
September 30, 2009	$12,795,584	$12,798,523	0.19%

December 31, 2008	$26,261,411	$26,317,524	1.23%

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

The following table details the change in the AHP liability for the three- and nine-month periods ending September 30, 2009 and 2008 (in thousands):

	Three-month period ending		Nine-month period ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Appropriated and reserved AHP funds as of the beginning of the period	$41,413	$41,002	$27,707	$41,357
AHP set aside based on current year income	2,730	2,309	21,226	10,201
Direct grants disbursed	(2,513)	(4,136)	(7,471)	(12,566)
Recaptured funds1	94	110	262	293
Appropriated and reserved AHP funds as of the end of the period	$41,724	$39,285	$41,724	$39,285
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

The following table details the change in the REFCORP liability for the three- and nine-month periods ending September 30, 2009 and 2008 (in thousands):

	Three-month period ending		Nine-month period ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
REFCORP (receivable) obligation as of the beginning of the period	$25,508	$11,761	$(16,015)	$11,067
REFCORP assessments	6,126	5,159	47,649	22,817
REFCORP payments	(25,508)	(11,761)	(25,508)	(28,725)
REFCORP (receivable) obligation as of the end of the period	$6,126	$5,159	$6,126	$5,159

NOTE 11 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$559,458	$1,645,237	$1,389,373	$1,763,395
Total capital-to-asset ratio	4.0%	4.5%	4.0%	4.2%
Total capital	$1,749,665	$1,958,933	$2,342,249	$2,432,063
Leverage capital ratio	5.0%	6.4%	5.0%	5.7%
Leverage capital	$2,187,081	$2,781,551	$2,927,812	$3,313,760

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and nine-month periods ending September 30, 2009 and 2008 (in thousands).

	Three-month period ending		Nine-month period ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance at beginning of period	$25,775	$34,456	$34,806	$36,147
Capital stock subject to mandatory redemption reclassified from equity during the period	215,997	482,310	831,845	1,367,781
Redemption or repurchase of mandatorily redeemable capital stock during the period	(218,810)	(481,649)	(844,053)	(1,369,203)
Stock dividend classified as mandatorily redeemable capital stock during the period	65	149	429	541
Balance at end of period	$23,027	$35,266	$23,027	$35,266

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and nine-month periods ending September 30, 2009 and 2008, were (in thousands):

	Three-month period ending		Nine-month period ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$61	$66	$181	$198
Interest cost	90	91	287	273
Amortization of prior service cost	(2)	(6)	(7)	(19)
Amortization of net loss	21	54	120	164
NET PERIODIC POSTRETIREMENT BENEFIT COST	$170	$205	$581	$616

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

Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. Fair value is the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy.

Outlined below is the application of the fair value hierarchy to the FHLBank’s financial assets and financial liabilities that are carried at fair value.
▪
Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

▪
Level 2 – inputs to the value methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include trading investment securities and derivative contracts.

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

Fair Value on a Recurring Basis. The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of September 30, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Certificates of deposit	$2,879,817	$0	$2,879,817	$0	$0
Commercial paper	2,164,691	0	2,164,691	0	0
FHLBank1 obligations	289,469	0	289,469	0	0
Fannie Mae2 obligations	395,318	0	395,318	0	0
Freddie Mac2 obligations	992,274	0	992,274	0	0
Subtotal	6,721,569	0	6,721,569	0	0
Residential mortgage-backed securities:
Fannie Mae2	350,911	0	350,911	0	0
Freddie Mac2	241,084	0	241,084	0	0
Ginnie Mae3	1,786	0	1,786	0	0
Residential mortgage-backed securities	593,781	0	593,781	0	0
Trading securities	7,315,350	0	7,315,350	0	0

Derivative fair value	132,902	0	89,669	0	43,233
Net cash collateral (received) delivered	(99,572)	0	0	0	(99,572)
Derivative assets	33,330	0	89,669	0	(56,339)

TOTAL ASSETS MEASURED AT FAIR VALUE	$7,348,680	$0	$7,405,019	$0	$(56,339)

Derivative fair value	$404,994	$0	$401,778	$0	$3,216
Net cash collateral received (delivered)	(111,165)	0	0	0	(111,165)
Derivative liabilities	293,829	0	401,778	0	(107,949)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$293,829	$0	$401,778	$0	$(107,949)
__________
1	See Note 16 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of December 31, 2008 (in thousands):

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis at Level 3 fair value as of September 30, 2009.

Fair Value on a Nonrecurring Basis. The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These held-to-maturity securities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of other-than-temporary impairment).

The following table presents these investment securities by level within the valuation hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities:
Prime residential loans	$16,169	$0	$0	$16,169

OTTI charges for which a fair value adjustment has been included in the Statements of Income for the three- and nine-month periods ending September 30, 2009 are summarized in Note 4.

The FHLBank recognized an other-than-temporary impairment charge as of December 31, 2008. The following table presents these investment securities by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities	$3,218	$0	$0	$3,218

There were no investment securities measured at fair value on a nonrecurring basis as of September 30, 2008. Consequently, no fair value adjustments of a nonrecurring nature were included in the Statements of Income for the three- and nine-month period ending September 30, 2008.

Estimated Fair Values. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These estimates are based on pertinent information available to the FHLBank as of September 30, 2009 and December 31, 2008. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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
Mortgage-backed securities
Fair value is derived from market trades or quotes for similar securities or estimated cash flows incorporating actual specific collateral performance, estimates of future specific collateral performance, estimates of future interest rate volatility, and issuer credit indications, if applicable, and discounted using the adjusted benchmark tranche yield. The FHLBank changed the technique used to estimate the fair value of MBS during the quarter ending September 30, 2009. Under the new methodology, the FHLBank requests prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. This change in pricing technique did not have a significant impact on the FHLBank’s estimated fair values of its MBS.

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

Commitments to Extend Credit: The estimated fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their estimated fair values were negligible as of September 30, 2009 and December 31, 2008.

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

The carrying value, net unrealized gains (losses) and estimated fair values of the FHLBank’s financial instruments as of September 30, 2009 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Estimated Fair Value
Assets:
Cash and due from banks	$42,258	$0	$42,258

Interest-bearing deposits	80	0	80

Federal funds sold	2,535,000	0	2,535,000

Trading securities	7,315,350	0	7,315,350

Held-to-maturity securities	7,775,520	(227,560)	7,547,960

Advances	22,633,110	197,074	22,830,184

Mortgage loans held for portfolio, net of allowance	3,237,953	119,860	3,357,813

Accrued interest receivable	90,893	0	90,893

Derivative assets	33,330	0	33,330

Liabilities:
Deposits	1,154,479	0	1,154,479

Consolidated obligation discount notes	12,795,584	1,415	12,794,169

Consolidated obligation bonds	27,301,576	(326,589)	27,628,165

Mandatorily redeemable capital stock	23,027	0	23,027

Accrued interest payable	171,933	0	171,933

Derivative liabilities	293,829	0	293,829

Other Asset (Liability):
Standby letters of credit	(1,171)	0	(1,171)

Standby credit facility	(181)	0	(181)

Standby bond purchase agreements	187	4,427	4,614

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As described in Note 8, as provided by the Bank Act or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $933,745,702,000 and $1,198,203,815,000 as of September 30, 2009 and December 31, 2008, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka has not recognized or measured its joint and several obligation or guaranty as a financial liability. FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of September 30, 2009, FHLBank Topeka believes that a loss accrual is not necessary at this time.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing and Economic Recovery Act (Recovery Act). The GSECF is designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered obligations with the same joint and several liability as all other consolidated obligations. The terms of the borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a weekly list of eligible advance collateral based upon the Lending Agreement. As of September 30, 2009, the FHLBank had provided the U.S. Treasury with a listing of potential advance collateral amounting to $6,137,640,000. The amount of collateral can be expanded or contracted (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of MBS issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established through the Federal Reserve Bank of New York for the benefit of the Treasury. As of September 30, 2009, no FHLBank had drawn on this available source of liquidity.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $1,000,000,000 as of September 30, 2009 and December 31, 2008. SCF commitments are executed for members for a fee and are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2009, outstanding standby letters of credit totaled $2,613,935,000 and had original terms of ten days to seven years with a final expiration in 2013. As of December 31, 2008, outstanding standby letters of credit totaled $2,751,362,000 and had original terms of seven days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,171,000 and $1,321,000 as of September 30, 2009 and December 31, 2008, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy. Based upon management’s credit analysis and collateral requirements, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $64,123,000 and $141,357,000 as of September 30, 2009 and December 31, 2008, respectively. Commitments are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair value on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $509,000 and $(1,539,000) as of September 30, 2009 and December 31, 2008, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,653,833,000 and $1,311,906,000 as of September 30, 2009 and December 31, 2008, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three- or nine-month periods ending September 30, 2009. The FHLBank was required to purchase $193,730,000 in bonds under these agreements during 2008. These bonds were classified as available-for-sale securities when purchased. All bonds purchased under these agreements were subsequently sold by the FHLBank at no gain or loss.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of September 30, 2009 and December 31, 2008, the FHLBank had delivered cash with a book value of $111,150,000 and $245,600,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of September 30, 2009 and December 31, 2008 on members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of either date (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

September 30, 2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$184,993	14.0%	$185,993	11.3%

December 31, 2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
U.S. Central Federal Credit Union1	KS	$1,000	0.2%	$269,760	16.8%	$270,760	11.9%
MidFirst Bank	OK	2,600	0.4	259,695	16.2	262,295	11.5
Total		$3,600	0.6%	$529,455	33.0%	$533,055	23.4%
__________
1	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Advance and deposit balances with members that own more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2009 and December 31, 2008 are summarized in the following table (in thousands). Information is only listed for the period end in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the periods presented, the applicable column is left blank.

	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits1	Percent of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$3,587,250	16.2%	$5,019,600	14.3%	$935	0.1%	$940	0.1%
U.S. Central Federal Credit Union2			5,370,000	15.4			40	0.0
TOTAL	$3,587,250	16.2%	$10,389,600	29.7%	$935	0.1%	$980	0.1%
__________
1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.
2	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Neither U.S. Central Federal Credit Union nor MidFirst Bank originated mortgage loans for or sold mortgages into the MPF program during the three- or nine-month periods ending September 30, 2008. Additionally, MidFirst Bank did not originate any mortgage loans for the MPF program during the three- or nine-month periods ending September 30, 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following table presents summary information as of September 30, 2009 and December 31, 2008 for members that have an officer or director serving on the FHLBank’s board of directors (in thousands). Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	September 30, 2009		December 31, 2008
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$99,220	0.5%	$190,099	0.5%

Deposits	$4,723	0.4%	$18,918	1.1%

Class A Common Stock	$3,071	1.0%	$8,108	1.2%
Class B Common Stock	8,232	0.6	8,571	0.5
Total Capital Stock	$11,303	0.7%	$16,679	0.7%

The following table presents mortgage loans funded or acquired during the three- and nine-month periods ending September 30, 2009 and 2008 for members that had an officer or director serving on the FHLBank’s board of directors as of September 30, 2009 or 2008 (in thousands).

Three-month period ending				Nine-month period ending
September 30, 2009		September 30, 2008		September 30, 2009		September 30, 2008
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$6,102	2.9%	$5,362	1.8%	$24,975	2.6%	$15,983	2.4%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ending September 30, 2009 and 2008 (in thousands). All transactions occurred at market prices.

	Three-month period ending		Nine-month period ending
Business Activity	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Average overnight interbank loan balances to other FHLBanks1	$402	$2,880	$1,956	$2,653
Average overnight interbank loan balances from other FHLBanks1	217	15,750	73	10,150
Average deposit balance with FHLBank of Chicago for shared expense transactions2	76	62	61	26
Average deposit balance with FHLBank of Chicago for MPF transactions2	25	10	27	20
Transaction charges paid to FHLBank of Chicago for transaction service fees3	380	289	1,078	806
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	0	106,320
Net premium (discount) on purchases of consolidated obligation issued on behalf of other FHLBanks4	0	0	0	6,900
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
4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $3,702,000 and $4,124,000 for the three-month periods ending September 30, 2009 and 2008, respectively. For the nine-month periods ending September 30, 2009 and 2008, interest income earned on these securities totaled $11,575,000 and $12,391,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of September 30, 2009 and December 31, 2008 and results of operations for the three- and nine-month periods ending September 30, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ending December 31, 2008.

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

The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the MPF Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite the intensifying financial market disruptions that began in the third quarter of 2007 and significant fluctuations in total assets, liabilities and capital during 2008 and into 2009, the FHLBank has been able to: (1) achieve its liquidity, housing finance and community development missions by meeting member credit needs through the offering of advances, MPF and other products; (2) continue to repurchase excess capital stock in order to appropriately manage the size of its balance sheet and (3) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	09/30/2009	06/30/2009	03/31/2009	12/31/2008	09/30/2008
Statement of Condition (at period end)
Total assets	$43,741,619	$46,273,877	$51,922,782	$58,556,231	$64,192,515
Investments1	17,625,950	18,310,864	21,592,347	19,435,809	22,379,274
Advances	22,633,110	24,529,745	27,014,796	35,819,674	37,443,260
Mortgage loans held for portfolio, net	3,237,953	3,213,794	3,113,801	3,023,805	2,773,079
Deposits	1,154,479	1,278,155	1,644,993	1,703,531	1,540,986
Consolidated obligations, net2	40,097,160	42,432,662	47,443,443	53,683,045	59,385,070
Capital	1,923,277	1,997,741	2,140,301	2,395,245	2,596,847

Statement of Income (for the quarterly period ending)
Net interest income before provision for credit losses on mortgage loans	59,750	74,792	61,793	34,831	79,356
Provision for credit losses on mortgage loans	872	104	10	57	66
Other income (loss)	(15,613)	79,106	31,761	(109,486)	(42,020)
Other expenses	9,906	10,558	10,668	10,794	9,170
Income before assessments	33,359	143,236	82,876	(85,506)	28,100
Assessments	8,856	38,007	22,012	(22,680)	7,468
Net income	24,503	105,229	60,864	(62,826)	20,632

Ratios and Other Financial Data (for the quarterly period ending)
Dividends paid in cash3	87	90	82	82	88
Dividends paid in stock3	11,005	9,554	10,409	12,013	22,474
Class A Stock dividend rate	0.75%	0.75%	0.75%	0.75%	1.75%
Class B Stock dividend rate	3.00%	2.50%	2.50%	2.50%	4.75%
Weighted average dividend rate4	2.89%	2.33%	2.31%	2.33%	4.40%
Dividend payout ratio	45.27%	9.16%	17.24%	(19.25)%	109.35%
Return on average equity	4.86%	19.63%	10.63%	(9.78)%	3.27%
Return on average assets	0.21%	0.85%	0.44%	(0.41)%	0.14%
Average equity to average assets	4.40%	4.31%	4.14%	4.18%	4.13%
Net interest margin5	0.52%	0.60%	0.45%	0.23%	0.52%
Total capital ratio at period end6	4.40%	4.32%	4.12%	4.09%	4.05%
Ratio of earnings to fixed charges7	1.27	1.97	1.41	0.78	1.07
__________
1	Investments also include interest-bearing deposits and Federal funds sold.
2
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 8 to the quarterly financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency, which govern the issuance of debt for the 12 FHLBanks.

3
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $66,000, $79,000, $294,000, $65,000 and $151,000 for the quarters ending September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008, respectively.

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

Quarterly Overview
Total assets decreased during the first nine months of 2009 by 25.3 percent to $43.7 billion as of September 30, 2009 from $58.6 billion as of December 31, 2008. This decline is primarily due to a $13.2 billion decrease in advances during the nine-month period ending September 30, 2009. The remaining $1.7 billion decrease was predominantly attributable to a net reduction in the various investment portfolios held by us.

Nearly half of the decrease in advance balances is the result of U.S. Central Federal Credit Union paying down $5.4 billion during the first quarter of 2009, largely as a consequence of government assistance received by U.S. Central Federal Credit Union and its placement into conservatorship by the National Credit Union Administration on March 20, 2009. The remaining decrease is the result of a broad-based advance decline as FHLBank members have generally experienced growth in deposits, decline in loan demand, and access to debt programs explicitly guaranteed by the U.S. government. All of these have contributed to an overall reduction in members’ demand for FHLBank advances.

Total investments (including interest-bearing deposits at the Federal Reserve) decreased $1.8 billion from December 31, 2008 as the FHLBank managed its balance sheet in order to maintain appropriate liquidity, capital, and leverage ratios subsequent to the large decrease in advances. This decrease in total investments was also accompanied by a significant change in the composition of the FHLBank’s investment portfolio. On May 20, 2009, the Federal Reserve Board issued the final rule amending Regulation D, which resulted in the elimination of interest paid on excess reserves held in the FHLBank’s Federal Reserve account effective July 2, 2009 (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” under this Item 2 for a more detailed discussion). As a result, the FHLBank increased its short-term investment portfolios and decreased its excess reserves at the Federal Reserve. After a thorough credit review of potential counterparties, the FHLBank increased its investment in short-term money market instruments, predominantly in the form of commercial paper, certificates of deposit and overnight Federal funds transactions. Commercial paper and certificates of deposit purchased during this portfolio diversification were classified as trading securities in order to maintain the FHLBank’s high level of liquidity.

On the liability side of the balance sheet, consolidated obligation discount notes, which are typically used to fund short-term advances and investments, decreased by $13.5 billion and longer term consolidated obligation bonds decreased by $0.1 billion. This decrease in consolidated obligations corresponds to the decrease in demand for advances and in the size of the FHLBank’s total investments and interest-bearing deposits.

The FHLBank’s net income for the three-month period ending September 30, 2009 was $24.5 million compared to $20.6 million for the three-month period ending September 30, 2008. The increase was primarily attributable to the following:
▪	$19.6 million decrease in net interest income (decrease income);
▪	$34.7 million increase related to net gain (loss) on trading securities (increase income);
▪	$8.7 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$1.4 million increase in assessments (decrease income).

Net income for the nine-month period ending September 30, 2009 was $190.6 million compared to $91.3 million for the nine-month period ending September 30, 2008. The increase was primarily attributable to the following:
▪	$16.1 million decrease in net interest income (decrease income);
▪	$67.6 million increase related to net gain (loss) on trading securities (increase income);
▪	$85.0 million increase related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$35.9 million increase in assessments (decrease income).

As indicated above, the increase in net income for both the third quarter of 2009 and the first nine months of 2009 compared to the same periods in 2008 was mainly due to the positive impact of market value changes in trading securities as well as gains related to derivatives and hedging activities. These items include derivatives (interest rate swaps, interest rate caps and floors) and trading securities (Agency debentures and mortgage-backed securities (MBS)). Most of the market value changes on trading securities and gains on derivatives are a result of different interest rate indices and credit spreads returning to more normal, historical relationships or levels during 2009 and are primarily reversals of losses experienced in the fourth quarter of 2008. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for additional discussion.

The FHLBank’s net interest income has been somewhat volatile over the past five quarters, particularly during the fourth quarter of 2008. During this period, the FHLBank experienced a significant contraction in net interest spreads as it extended the term of its short-term discount notes for liquidity purposes in the midst of the market liquidity crisis. As a result of this extension of funding, when short-term rates fell during the fourth quarter, the FHLBank’s assets re-priced faster than liabilities resulting in a significant decrease in net interest income.

The significant fluctuations that have occurred in non-interest income over the past five quarters are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as well as the mark-to-market revaluations of trading securities. Because derivative valuations are sensitive to the general level of interest rates, the recorded amounts of derivative gains (losses) have varied considerably over the past five quarters as interest rates have fallen and risen (note the longer-term Treasury rates in Table 2). Similarly, the changes in interest rates as well as investment prices have affected the gains (losses) recorded on trading securities. The recent fluctuations in other income (loss) have also had a significant impact on the FHLBank’s results of operations and corresponding key ratios. Tables 8 through 11 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) between the three- and nine-month periods ending September 30, 2009 and 2008.

The FHLBank’s return on average equity (ROE) increased to 4.86 percent for the third quarter of 2009 compared to 3.27 percent for the same period of 2008. The FHLBank’s ROE for the first nine months of 2009 increased to 11.8 percent compared to 5.11 percent for the same period of 2008. The increase in ROE for both periods can be primarily attributed to the net positive impact of market value changes on trading securities and net gains (losses) on derivative and hedging activities as discussed above.

Dividends paid for the third quarter of 2009 were 0.75 percent and 3.00 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This was a decrease over dividends paid for the third quarter of 2008 of 1.75 percent and 4.75 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The decrease in dividend rates can be attributed to the decrease in short-term interest rates between the periods. The payout ratio decreased from 109 percent during the third quarter of 2008 to 45 percent during the third quarter of 2009. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate and may not correlate with the amount of net income earned during the period because of fluctuations in net gain (loss) on trading securities and net gain (loss) on derivatives and hedging activities for the period, which are typically not considered during the determination of dividend rates for a period. The average overnight Federal funds effective rate for the three-month periods ending September 30, 2009 and 2008 was 0.15 percent and 1.96 percent, respectively (see Table 2). Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

Market Instrument	September 30, 2009 Three-Month Average	September 30, 2008 Three-Month Average	September 30, 2009 Nine-month Average	September 30, 2008 Nine-month Average
Overnight Federal funds effective1	0.15%	1.96%	0.17%	2.40%
Federal Open Mark Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	2.00	0.00 to 0.25	2.42
3-month Treasury bill1	0.15	1.49	0.17	1.74
3-month London Interbank Offered Rate (LIBOR)1	0.41	2.91	0.83	2.98
2-year U.S. Treasury note1	1.01	2.35	0.97	2.26
5-year U.S. Treasury note1	2.45	3.10	2.15	3.00
10-year U.S. Treasury note1	3.50	3.85	3.17	3.79
30-year residential mortgage note rate2	5.17	6.31	5.06	6.07

Market Instrument	September 30, 2009 Ending Rate	December 31, 2008 Ending Rate		September 30, 2008 Ending Rate
FOMC target rate for overnight Federal funds1	0.00 to 0.25%	0.00 to 0.25%	%	2.00%
3-month Treasury bill1	0.11	0.08		0.91
3-month LIBOR1	0.29	1.43		4.05
2-year U.S. Treasury note1	0.95	0.77		1.96
5-year U.S. Treasury note1	2.31	1.55		2.98
10-year U.S. Treasury note1	3.31	2.21		3.83
30-year residential mortgage note rate2	4.94	5.03		6.07
__________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

The FOMC has continued to maintain the Federal funds target rate at a range of zero to 0.25 percent and stated in its November 2009 meeting that economic conditions dictate that the Federal funds rate will likely be kept at "exceptionally low levels" for "an extended period." The FOMC also noted in its November meeting that information received since its September meeting suggests that economic activity has continued to pick up and that conditions in financial markets were roughly unchanged, on balance, over the intermeeting period. The FOMC also stated that: (1) household spending appears to be expanding but remains constrained by ongoing job losses, sluggish income growth, lower housing wealth, and tight credit; (2) businesses are still cutting back on fixed investment and staffing, though at a slower pace; they continue to make progress in bringing inventory stocks into better alignment with sales; and (3) although economic activity is likely to remain weak for a time, it anticipates that policy actions to stabilize financial markets and institutions, fiscal and monetary stimulus, and market forces will support a strengthening of economic growth and a gradual return to higher levels of resource utilization in a context of price stability.

LIBOR rates have fallen significantly during the first three quarters of 2009. The decrease in LIBOR rates is primarily the result of excess demand from market participants with larger amounts of cash to invest than the supply of eligible money market investments. To a lesser extent, the decrease in LIBOR might also indicate that financial markets see less risk in lending short-term funds to other financial institutions. In some instances, the decrease in LIBOR results in decreases in the FHLBank’s borrowing costs including debt that is directly swapped to LIBOR and debt that, while not directly tied to LIBOR, normally tracks the general direction of LIBOR rates. Conversely, decreases in LIBOR also result in decreases in yields on some FHLBank assets including investments and advances directly indexed to LIBOR and assets that, while not directly indexed to LIBOR, normally track the general direction of LIBOR rates.

During the third quarter of 2009, Treasury rates decreased significantly. This decrease is likely due to reduced inflationary expectations and persistently strong demand for U.S. Treasury debt. However, the FHLBank continues to expect higher rates in the future due to the inflationary impact from the current and anticipated volumes of U.S. Treasury issuance and concerns about the potential decrease in demand for U.S. Treasuries, Agency debentures and Agency MBS after the Federal Reserve Bank’s quantitative easing program has ended. In some instances, higher long-term interest rates increase the cost of issuing FHLBank consolidated obligations and typically increase the cost of advances for its members. In addition to the overall decrease in rates during the third quarter of 2009, spreads of FHLBank debt relative to similar term U.S. Treasury instruments continued to significantly improve (narrow) during the third quarter of 2009 and have declined significantly since December 31, 2008. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note was 82 basis points on December 31, 2008. This spread decreased to 12 basis points as of September 30, 2009. The spread between the on-the-run FHLBank five-year bullet debt and the five-year Treasury note was 130 basis points on December 31, 2008. This spread decreased to 39 basis points as of September 30, 2009. We believe that improvements in the FHLBank’s spread to Treasuries are likely due primarily to continued purchases of FHLBank debt by the Federal Reserve Bank, and, secondarily from stronger demand for FHLBank debt from other market participants, improving financial market conditions and improving market perceptions of the FHLBank system.

During the first quarter of 2009, the FOMC directed the Federal Reserve to initiate purchases of U.S. Treasuries and increase the targeted purchases of Agency MBS and debentures. On August 12, 2009, the FOMC announced that in order to encourage a smooth transition to the completion of its U.S. Treasury purchase program, it would gradually reduce the volume of U.S. Treasuries purchased until targeted purchases of $300 billion is completed by the end of October 2009. As of October 30, 2009, the Federal Reserve Bank had purchased 100 percent of the program maximum. Similarly, on September 23, 2009, the FOMC announced that in order to promote a smooth transition to the completion of its program to purchase Agency MBS and debentures, it extended the targeted completion date of that program from December 31, 2009 to March 31, 2010 and would gradually reduce purchases of Agency MBS and debentures until the targeted maximum amounts of $1.25 trillion in Agency MBS and up to $200 billion in Agency debentures is completed. As of October 28, 2009, the Federal Reserve Bank had purchased a cumulative total of approximately $977 billion in Agency MBS and $147 billion in Agency debentures which is approximately 78 percent and 73 percent of the program maximums, respectively. These purchases by the Federal Reserve helped stabilize the U.S. Treasury, Agency debenture and Agency MBS markets throughout the first nine months of 2009. On November 4, 2009, the FOMC announced it would reduce the Federal Reserve purchases of Agency debentures to about $175 billion. Within its statement on November 4, 2009, the FOMC stated that the amount of Agency debenture purchases, while somewhat less than the previously announced maximum of $200 billion, is consistent with the recent path of purchases and reflects the limited availability of Agency debentures. In order to promote a smooth transition in markets, the FOMC indicated that it will gradually slow the pace of its purchases of both Agency debentures and Agency MBS and anticipates that these transactions will be executed by the end of the first quarter of 2010. When the purchases reach the program maximum or when the program expires, the cost to issue FHLBank consolidated obligations will likely increase, particularly for those with terms of two years or greater. The FOMC’s November 4th announcement immediately increased the FHLBank’s cost of issuing consolidated obligation bonds by two to six basis points on an absolute basis to similar term U.S. Treasury obligations and relative to the LIBOR swap curve. This increased debt cost could be temporary or could even increase over time. The long-term impact of the cessation of the Federal Reserve purchases of Agency debentures is unknown at this time.

In the third quarter of 2009, the Federal Reserve purchased $6.0 billion in FHLBank consolidated obligations. The weighted average maturity date of the FHLBank consolidated obligations purchased by the Federal Reserve Bank in the third quarter of 2009 was November 21, 2012. The total amount of FHLBank consolidated obligations purchased by the Federal Reserve in the first three quarters of 2009 was $25.5 billion. The weighted average maturity date of the consolidated obligations purchased in the first three quarters of 2009 was November 1, 2012. From the beginning of the purchase program on December 5, 2008, the total amount of FHLBank consolidated obligations purchased by the Federal Reserve through September 30, 2009 was $28.6 billion with a weighted average maturity date of October 1, 2012.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds, especially during late 2008 and the first three quarters of 2009. Because of this strong demand, the cost to issue short-term consolidated obligations remained low throughout the first nine months of 2009. We are unsure how long these low debt issuance costs will persist; however, we anticipate that demand for short-term consolidated obligations will fall and yields rise as investors regain confidence in higher yielding financial instruments.

Several recent developments have the potential to impact the demand for FHLBank discount notes, floating rate consolidated obligations and callable consolidated obligation bonds in the coming months. On September 16, 2009, the U.S. Treasury announced that it would allow maturing U.S. Treasury bills under the Supplementary Finance Program (SFP) to mature without rolling them over. The SFP was created as a tool to drain excess reserves. In the short-term, this will likely provide additional demand for discount notes for investors replacing the maturing U.S. Treasury bills. However, in order to drain excess reserves, other tools will likely be employed by the Federal Reserve that will result in increased supply in the short-term debt market and increased competition for discount notes. These include, but are not limited to, the reinstitution of the SFP, issuance of non-SFP U.S. Treasury bills, and reverse repos. Increased supply and competition will likely increase discount note costs. Additionally, the Securities and Exchange Commission (SEC) has made several proposals to the regulation that governs money market funds (rule 2a-7 under the Investment Company Act of 1940). (See "Recent Developments"under this Item 2 for additional information.) The SEC has not specified when a final rule will be published. Even without the SEC’s proposed changes, the demand for Agency discount notes by money market funds has declined steadily due to an overall decline in money market fund balances, which is the result of balances moving into other asset classes causing the percentage of Agency discount notes in money market fund’s asset mix to decline. Lower demand from money market funds for FHLBank discount notes, floating rate consolidated obligation bonds and callable consolidated obligation bonds will likely result in higher costs to issue these instruments.

As indicated previously, the cost to issue consolidated obligations for terms of two years or greater improved in the third quarter of 2009 and these consolidated obligations are trading at levels in the range experienced prior to the financial market disruptions in the second and third quarters of 2008. We believe this improvement is primarily the result of the FOMC’s direct purchases of FHLBank debentures and, secondarily, from stronger demand for Agency debt from other market participants, improving financial market conditions and improving market perceptions of the FHLBank system. While domestic investor demand for consolidated obligations remains relatively strong, foreign holdings of Agency securities (debentures and MBS) has steadily declined. Increased reliance on a smaller number of investors might result in higher debt costs. However, because of the short-term maturity of its advances (including long-term adjustable rate advances tied to the FHLBank’s short-term advance rates) and short-term investments, the FHLBank continues to fund a significant portion of its advances and investments with short-term consolidated obligation discount notes. This allows the FHLBank to adjust its balance sheet as advance demand expands and contracts, much like it did during the first three quarters of 2009.

The Federal Reserve continues to reduce the size of the Term Auction Facility (TAF). The TAF was reduced from $150 billion to $100 billion effective August 10, 2009. On August 24, 2009, it was announced that the auction sizes of the TAF would be further reduced to $75 billion per auction due to improvements in the short-term funding markets. Additionally on September 24, 2009, the Federal Reserve announced that the 84-day auction size will be reduced to $50 billion in the October auction and to $25 billion in the November and December auctions and also that the terms to maturity of the auctions will be reduced. Continued reductions in the sizes of the 28-day auction are expected early next year. While there is no scheduled end date for the TAF program, the Federal Reserve does intend to review the need for a permanent TAF program in the next several months. TAF funds are an alternative to FHLBank advances for certain FHLBank members, and therefore, these actions may help alleviate competition related to the TAF program in the future.

On October 20, 2009, the Federal Deposit Insurance Corporation (FDIC) announced that it would not extend the Temporary Liquidity Guarantee Program (TLGP). The TLGP concluded on October 31, 2009. As an alternative, the FDIC announced the creation of a limited emergency guarantee program that began on October 31, 2009 and expires on April 30, 2010. The emergency program fees are substantially higher than the fees under the TLGP. Because of the limited nature of the emergency program and high fees, we would expect minimal use of the program. The expiration of the TLGP program might result in increased demand for FHLBank consolidated obligations from investors who were purchasing debt issued under the TLGP program.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income, which is the interest earned on advances, mortgage loans, investments and invested capital less interest paid on consolidated obligations, deposits and other borrowings. The FHLBank’s net interest income for the three- and nine-month periods ending September 30, 2009 decreased compared to the same periods in 2008. These decreases are attributed to decreases in volume that were partially offset by the increase in net interest spreads. See Tables 4 through 7 for further information regarding average balances and yields and changes in interest income.

Net income is subject to volatility not only from changes in the average balance of total assets and interest rates but also from gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the third quarter of 2009 compared to the third quarter of 2008 and the first nine months of 2009 compared to the first nine months of 2008 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three-month periods ending September 30, 2009 vs. 2008		Nine-month periods ending September 30, 2009 vs. 2008
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(287,004)	(61.2)%	$(807,519)	(54.8)%
Total interest expense	(267,398)	(68.6)	(791,398)	(62.7)
Net interest income before provision for credit losses on mortgage loans	(19,606)	(24.7)	(16,121)	(7.6)
Provision for credit losses on mortgage loans	806	1,221.2	847	609.4
Net interest income after provision for credit losses on mortgage loans	(20,412)	(25.7)	(16,968)	(8.0)
Net gain (loss) on trading securities	34,711	218.9	67,627	104.7
Net gain (loss) on derivatives and hedging activities	(8,732)	(31.0)	84,975	27,769.6
Other non-interest income	428	21.0	1,478	26.9
Total non-interest income	26,407	62.8	154,080	261.9
Operating expenses	705	8.7	1,788	7.3
Other non-interest expenses	31	2.9	136	3.0
Total other expenses	736	8.0	1,924	6.6
AHP assessments	421	18.2	11,025	108.1
REFCORP assessments	967	18.7	24,832	108.8
Total assessments	1,388	18.6	35,857	108.6
Net income	$3,871	18.8%	$99,331	108.8%

Net Interest Income – Net interest income decreased 24.7 percent from $79.4 million in the third quarter of 2008 to $59.8 million in the third quarter of 2009 primarily in response to a decrease in average earning assets of $15.1 billion (25.0 percent) for the quarter ending September 30, 2009 compared to the quarter ending September 30, 2008. The impact on net interest income from the decrease in average earning assets was partially offset by a 6 basis point increase in the FHLBank’s net interest spread. The net interest margin remained unchanged at 0.52 percent for the quarters ending September 30, 2009 and 2008.

Net interest income decreased 7.6 percent from $212.5 million in the first nine months of 2008 to $196.3 million in the first nine months of 2009. This can be attributed to a decrease in average earning assets of $7.0 billion (12.1 percent) for the nine-month period ending September 30, 2009 compared to the nine-month period ending September 30, 2008 that was partially offset by a 10 basis point increase in the FHLBank’s net interest spread. The FHLBank’s net interest margin increased to 0.52 percent from 0.50 percent for the nine-month periods ending September 30, 2009 and 2008, respectively.

There are three primary causes for the increase in the FHLBank’s net interest spreads: (1) generally wider spreads due to favorable funding costs; (2) a significant portion of the decrease in advances has occurred with large borrowers which represent some of the lowest spreads earned in the FHLBank’s advance portfolio; and (3) an increase in the proportion of higher earning assets (primarily MBS investments and mortgage loans) to total assets as advance balances have declined. Over the last year, short-term discount note borrowing costs have remained very low as investor demand for short-term, high quality investment paper has been strong. The FHLBank has also been able to take advantage of attractive funding levels available from swapped bond transactions. As a result, the FHLBank’s funding mix was adjusted to take advantage of these market opportunities, providing an improvement in spreads. The carrying value of the MBS and mortgage loan portfolios has increased from 15.5 and 4.3 percent, respectively, of total assets as of September 30, 2008 to 18.8 and 7.4 percent, respectively, of total assets as of September 30, 2009. The MBS and mortgage loan portfolios are among the highest spread portfolios on the FHLBank’s balance sheet.

As explained in more detail in “Quantitative and Qualitative Disclosures about Market Risk – Interest Rate Risk Management” under Item 3, the FHLBank’s duration of equity (DOE) is relatively short. The short DOE is the result of short maturities (or short reset periods) on the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates. Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the quarters ending September 30, 2009 and 2008 (in thousands):

Table 4

	Three-month period ending
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$104,629	$49	0.18%	$23,341	$108	1.84%
Federal funds sold	2,769,637	1,214	0.17	3,148,895	16,834	2.13
Investments1	15,351,913	71,170	1.84	17,808,872	158,744	3.55
Advances2,7	23,781,615	68,546	1.14	36,722,824	257,615	2.79
Mortgage loans held for portfolio2,5,6	3,219,503	40,259	4.96	2,635,288	34,793	5.25
Other interest-earning assets	46,497	743	6.34	55,452	891	6.35
Total earning assets	45,273,794	181,981	1.59	60,394,672	468,985	3.09
Other non-interest-earning assets	238,983			303,875
Total assets	$45,512,777			$60,698,547
Interest-bearing liabilities:
Deposits	$1,809,163	679	0.15	$1,006,278	4,798	1.90
Consolidated obligations:2
Discount notes	14,722,615	6,871	0.19	27,322,654	154,200	2.25
Bonds	26,293,582	114,377	1.73	29,118,090	229,113	3.13
Other borrowings	40,694	304	2.97	234,934	1,518	2.57
Total interest-bearing liabilities	42,866,054	122,231	1.13	57,681,956	389,629	2.69
Capital and other non-interest-bearing funds	2,646,723			3,016,591
Total funding	$45,512,777			$60,698,547

Net interest income and net interest spread3		$59,750	0.46%		$79,356	0.40%

Net interest margin4			0.52%			0.52%
__________
1
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

2	Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting.
3	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4	Net interest margin is net interest income as a percentage of average interest-earning assets.
5
The FHLBank nets credit enhancement fee (CE fee) payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $668,000 and $614,000 for the quarters ending September 30, 2009 and 2008, respectively.

6	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
7	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the third quarter of 2009 and 2008 (in thousands). As demonstrated in Table 5, decreased volumes and rates have both contributed to the decline in net interest income, but the decline was dominated by the impact of the decrease in volumes (82 percent of total decline in net interest income).

Table 5

	Three-month periods ending September 30, 2009 vs. 2008
	Increase (Decrease) Due to
	Volume1,3	Rate2,3	Total
Interest Income:
Interest-bearing deposits	$375	$(434)	$(59)
Federal funds sold	(2,027)	(13,593)	(15,620)
Investments	(21,900)	(65,674)	(87,574)
Advances	(90,784)	(98,285)	(189,069)
Mortgage loans held for portfolio	7,713	(2,247)	5,466
Other assets	(145)	(3)	(148)
Total earning assets	(106,768)	(180,236)	(287,004)
Interest Expense:
Deposits	3,827	(7,946)	(4,119)
Consolidated obligations:
Discount notes	(71,110)	(76,219)	(147,329)
Bonds	(22,224)	(92,512)	(114,736)
Other borrowings	(1,255)	41	(1,214)
Total interest-bearing liabilities	(90,762)	(176,636)	(267,398)
Change in net interest income	$(16,006)	$(3,600)	$(19,606)
__________
1	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
2	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
3
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the nine-month periods ending September 30, 2009 and 2008 (in thousands):

Table 6

	Nine-month period ending
	September 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$3,751,401	$7,052	0.25%	$33,210	$622	2.50%
Federal funds sold	1,270,039	3,201	0.34	3,405,753	69,349	2.72
Investments1	14,911,873	244,014	2.19	16,938,640	488,826	3.85
Advances2,7	27,120,165	290,576	1.43	34,294,799	816,677	3.18
Mortgage loans held for portfolio2,5,6	3,175,793	119,406	5.03	2,502,699	95,901	5.12
Other interest-earning assets	49,523	2,300	6.21	56,707	2,693	6.34
Total earning assets	50,278,794	666,549	1.77	57,231,808	1,474,068	3.44
Other non-interest-earning assets	207,501			293,828
Total assets	$50,486,295			$57,525,636
Interest-bearing liabilities:
Deposits	$1,742,359	4,267	0.33	$1,184,157	21,521	2.43
Consolidated obligations:2
Discount notes	19,101,257	70,145	0.49	25,110,971	487,742	2.59
Bonds	26,695,945	394,594	1.98	28,171,710	749,625	3.55
Other borrowings	60,041	1,208	2.69	124,861	2,724	2.91
Total interest-bearing liabilities	47,599,602	470,214	1.32	54,591,699	1,261,612	3.09
Capital and other non-interest-bearing funds	2,886,693			2,933,937
Total funding	$50,486,295			$57,525,636

Net interest income and net interest spread3		$196,335	0.45%		$212,456	0.35%

Net interest margin4			0.52%			0.50%
__________
1
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

2	Interest income/expense and average rates include the effect of associated derivatives qualifying for hedge accounting.
3	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
4	Net interest margin is net interest income as a percentage of average interest-earning assets.
5
The FHLBank nets CE fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,845,000 and $1,809,000 for the nine-month periods ending September 30, 2009 and 2008, respectively.

6	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
7	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first nine months of 2009 and 2008 (in thousands). As demonstrated in Table 7, the primary driver for the decline in net interest income for the first nine months of 2009 versus the first nine months of 2008 was decreased volumes, which were partially offset by an improvement in spread caused by a larger decrease in rates on interest-bearing liabilities than interest-earning assets. As reflected in Table 6, the FHLBank’s net interest spreads increased from 35 basis points for the first nine months of 2008 to 45 basis points for the first nine months of 2009, which is reflective of the trend on the FHLBank’s funding costs (falling faster than the income on earning assets from 2008 to 2009).

Table 7

	Nine-month periods ending September 30, 2009 vs. 2008
	Increase (Decrease) Due to
	Volume1,3	Rate2,3	Total
Interest Income:
Interest-bearing deposits	$69,655	$(63,225)	$6,430
Federal funds sold	(43,488)	(22,660)	(66,148)
Investments	(58,490)	(186,322)	(244,812)
Advances	(170,853)	(355,248)	(526,101)
Mortgage loans held for portfolio	25,792	(2,287)	23,505
Other assets	(342)	(51)	(393)
Total earning assets	(177,726)	(629,793)	(807,519)
Interest Expense:
Deposits	10,145	(27,399)	(17,254)
Consolidated obligations:
Discount notes	(116,730)	(300,867)	(417,597)
Bonds	(39,269)	(315,762)	(355,031)
Other borrowings	(1,414)	(102)	(1,516)
Total interest-bearing liabilities	(147,268)	(644,130)	(791,398)
Change in net interest income	$(30,458)	$14,337	$(16,121)
__________
1	Volume changes are calculated by taking (current period average balance minus prior period average balance) multiplied by prior period calculated yield.
2	Rate changes are calculated by taking (current period average rate minus prior period average rate) multiplied by current period average balance.
3
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Other Income (Loss) – The volatility in other income (loss) is predominately driven by trading gains (losses) as well as derivative and hedging adjustments. Net gain (loss) on derivatives and hedging activities and net gains (losses) on trading securities are discussed in more detail below.

Net Gain (Loss) on Derivative and Hedging Activities – The FHLBank reported a net gain (loss) on derivatives and hedging activities of $(36.9) million and $(28.2) million for the quarters ending September 30, 2009 and 2008, respectively. For the nine-month periods ending September 30, 2009 and 2008, the net gain (loss) on derivatives and hedging activities was $85.3 million and $0.3 million, respectively. The FHLBank’s net gains (losses) from derivatives and hedging are sensitive to the general level of interest rates, which includes the shape of the interest rate curve and interest rate volatility. Most of the derivative gains and losses are related to economic hedges such as swaps matched to trading securities, caps, floors, etc. Because of the mix of these economic hedges, the FHLBank historically recorded gains on its derivatives when the general level of interest rates rose during a period and recorded losses on its derivatives when the general level of interest rates fell during a period. This was the case for the three- and nine-month periods ending September 30, 2009 and 2008. Long-term interest rates increased for the nine-month period ending September 30, 2009 and decreased for the three-month period ending September 30, 2009 (note the increase in long-term U.S. Treasury rates as well as the increased steepness of the interest rate curve since December 31, 2008 in Table 2).

The net gains on derivatives and hedging activities in the first nine months of 2009 can primarily be attributable to: (1) gains on interest rate swaps that are economic hedges of government sponsored enterprise (GSE) debentures classified as trading investments (caused by an increase in long-term rates on interest rate swaps since the end of 2008); and (2) gains on purchased interest rate caps that are economic hedges of caps embedded in variable rate Agency MBS/CMOs (collateralized mortgage obligations). Both of these economic hedges are included under the “Investment” heading in Tables 8 through 11. These gains are partially offset by net interest payments on the interest rate swaps matched to trading investments. Interest rates on GSE debt securities and interest rate swaps typically moved together and were very well correlated historically until financial difficulties at Fannie Mae and Freddie Mac created a considerable divergence whereby the cost of GSE debt increased relative to swaps. This divergence during the last half of 2008 caused the losses on derivatives (interest rate swaps) to be much larger than gains on the hedged items (GSE debentures). This spread widening between interest rate swaps and GSE debt has, to a large extent, reversed itself during the first nine months of 2009, and returned to more historical levels. This has resulted in the gains on the derivatives (interest rate swaps) to be larger than losses on the hedged items (GSE debentures).

Net Gain (Loss) on Trading Securities – All gains (losses) related to trading securities are recorded in other income as net gain (loss) on trading securities; however, only gains (losses) on trading securities that are related to economic hedges are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading securities portfolio fluctuates. As noted above, the FHLBank’s trading securities related to economic hedges are sensitive to the general level of long-term interest rates. Gains (losses) in this category move in the opposite direction of and partially or fully offset the net gain (loss) on derivative and hedging activities. The FHLBank normally records gains on its trading securities when the general level of long-term interest rates falls over the period and records losses on its trading securities when the general level of long-term interest rates rises over the period. During the third quarter of 2009, the FHLBank recorded net gain (loss) on trading securities related to economic hedges of $17.7 million and $1.2 million attributable to other trading securities (unswapped variable rate Agency MBS/CMOs). However, during the third quarter of 2008, the FHLBank recorded net gain (loss) on trading securities related to economic hedges of $3.5 million and $(19.4) million attributable to unswapped variable rate Agency MBS/CMOs.

For the nine-month period ending September 30, 2009, the FHLBank recorded net gain (loss) on trading securities related to economic hedges of $(23.5) million and $26.5 million attributable to unswapped variable rate Agency MBS/CMOs. This compares to a net gain (loss) on trading securities related to economic hedges of $(39.5) million and $(25.1) million attributable to unswapped variable rate Agency MBS/CMOs for the nine-month period ending September 30, 2008. The losses on swapped fixed rate trading securities were primarily attributable to an increase in long-term U.S. Treasury interest rates during 2009. The gain in the unswapped variable rate Agency MBS/CMO portfolio is a result of increased liquidity in the Agency mortgage markets at least in part due to the Federal Reserve’s program to purchase Agency MBS.

Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2009 (in thousands):

Table 8

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(2,926)	$0	$86	$0	$(423)	$0	$(3,263)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(3,006)	0	0	125	3,113	0	232
Economic hedges – unrealized gain (loss) due to fair value changes	0	(20,162)	1,250	0	(2,555)	(10)	(21,477)
Economic hedges – net interest received (paid)	(2)	(17,724)	0	0	2,026	13	(15,687)
Subtotal	(3,008)	(37,886)	1,250	125	2,584	3	(36,932)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	17,699	0	0	0	0	17,699
TOTAL	$(5,934)	$(20,187)	$1,336	$125	$2,161	$3	$(22,496)

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

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2009 (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(13,322)	$0	$224	$0	$(1,613)	$0	$(14,711)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(5,944)	0	0	627	11,354	0	6,037
Economic hedges – unrealized gain (loss) due to fair value changes	0	119,736	(221)	0	6,004	(11)	125,508
Economic hedges – net interest received (paid)	(2)	(47,677)	0	0	1,373	42	(46,264)
Subtotal	(5,946)	72,059	(221)	627	18,731	31	85,281

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(23,459)	0	0	0	0	(23,459)
TOTAL	$(19,268)	$48,600	$3	$627	$17,118	$31	$47,111

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

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These expenses increased for the three- and nine-month periods ending September 30, 2009 compared to the same periods of 2008 (see Table 3). The increases are primarily attributable to increased fees paid to the FHLBank’s Board of Directors with the removal of the statutory cap on fees and implementation of the FHLBank's Board of Directors Compensation Policy, which became effective January 1, 2009, increased professional fees paid to address technology/programming needs and amounts paid for models used to analyze and provide disclosures for the FHLBank’s private-label MBS. The FHLBank expects similar and possibly even larger increases in controllable operating expenses during the next quarter.

Return on Equity – Return on equity was 4.86 percent (annualized) in the third quarter of 2009, an increase from 3.27 percent for the third quarter of 2008. Return on equity was 11.80 percent (annualized) in the first nine months of 2009, an increase from 5.11 percent for the first nine months of 2008. The primary contributor to these increases were the net positive impact of the net gain (loss) on derivatives and hedging activities and the net gain (loss) on trading securities (see Table 3).

Financial Condition

Overall – Table 12 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2008 to September 30, 2009 (in thousands):

Table 12

	Increase (Decrease) in Components
	December 31, 2008 vs. September 30, 2009
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$42,183	56,244.0%
Investments1	(1,809,859)	(9.3)
Advances	(13,186,564)	(36.8)
Mortgage loans held for portfolio, net	214,148	7.1
Derivatives assets	(1,196)	(3.5)
Other assets	(73,324)	(30.3)
Total assets	$(14,814,612)	(25.3)%

Liabilities:
Deposits	$(549,052)	(32.2)%
Consolidated obligations, net	(13,585,885)	(25.3)
Derivative liabilities	(110,527)	(27.3)
Other liabilities	(97,180)	(26.3)
Total liabilities	(14,342,644)	(25.5)

Capital:
Capital stock outstanding	(624,069)	(27.9)
Retained earnings	162,718	103.7
Accumulated other comprehensive income	(10,617)	(527.7)
Total capital	(471,968)	(19.7)
Total liabilities and capital	$(14,814,612)	(25.3)%
__________
1	Investments also include interest-bearing deposits and Federal funds sold.

Advances – Outstanding advances decreased by 36.8 percent from $35.8 billion on December 31, 2008 to $22.6 billion on September 30, 2009 (see Table 12). Reductions in advance balances from several of the FHLBank’s five largest borrowers (as listed in Table 14) account for over half of the year-to-date decrease in total advances. The decline in advances is partially because of various programs offered by the U.S. government and the Federal Reserve to infuse the financial markets with liquidity as a way to address the ongoing financial and liquidity crisis. These programs coupled with: (1) investors increasing bank deposits after retreating from the stock markets; and (2) sluggish loan demand at our members, have reduced the demand for FHLBank advances. As a result, total advances to members continued to decline in the third quarter of 2009, but not as significantly as the declines during the first and second quarters of 2009. The final rule relating to FDIC deposit assessments as well as the likelihood of ongoing special assessments on FDIC-insured financial institution deposit balances continues to improve the relative cost of advances for our member FDIC-insured financial institutions. However, these actions do not seem to have impacted the demand for advances at this time and there is nothing to indicate to FHLBank management that the decline in outstanding FHLBank advances will cease until there is an increase in U.S. economic activity that results in increased loan demand at our member financial institutions. While we cannot predict how much more, if any, FHLBank advances will decline before the end of 2009, we do not expect the rate of decline to be anywhere near the actual 36.8 percent decline experienced year-to-date.

Table 13 summarizes the par value of the FHLBank’s advances outstanding by product as of September 30, 2009 and December 31, 2008 (in thousands):

Table 13

	September 30, 2009		December 31, 2008
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$1,216,038	5.5%	$7,810,283	22.3%
Short-term fixed rate advances	4,115,771	18.6	5,508,972	15.7
Regular fixed rate advances	6,452,044	29.2	7,379,766	21.1
Fixed rate callable advances	12,100	0.1	67,000	0.2
Fixed rate amortizing advances	674,729	3.1	645,972	1.9
Fixed rate callable amortizing advances	6,923	0.0	2,954	0.0
Fixed rate convertible advances	5,261,222	23.8	5,759,422	16.5
Adjustable rate advances	200,000	0.9	496,230	1.4
Adjustable rate callable advances	3,262,950	14.8	6,296,340	18.0
Customized advances:
Advances with embedded caps or floors	49,000	0.2	95,000	0.3
Standard housing and community development advances:
Regular fixed rate advances	418,114	1.9	504,754	1.4
Fixed rate callable advances	11,300	0.0	0	0.0
Fixed rate amortizing advances	391,919	1.8	388,940	1.1
Fixed rate callable amortizing advances	629	0.0	635	0.0
Adjustable rate callable advances	20,905	0.1	28,505	0.1
Fixed rate amortizing advances funded through AHP	10	0.0	14	0.0
TOTAL PAR VALUE	$22,093,654	100.0%	$34,984,787	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets decreased from 61.2 percent as of December 31, 2008 to 51.7 percent as of September 30, 2009. We anticipate the percentage of total advances to total assets to stay in the range of 50 to 55 percent for the remainder of 2009. As advances decline, we expect to: (1) repurchase excess capital stock, consistent with past practice, when and as requested; and (2) leverage capital in the range of 22:1 to 23:1 as conditions dictate. The average yield on advances was 1.14 percent for the three-month period ending September 30, 2009, compared to 2.79 percent for the three-month period ending September 30, 2008. Additionally, the average yield on advances was 1.43 percent for the nine-month period ending September 30, 2009, compared to 3.18 percent for the nine-month period ending September 30, 2008. The decrease in average yields on advances is attributable to the decline in short-term interest rates from 2008 to 2009 and the relative short-term nature of the FHLBank’s advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges (i.e., regular and convertible fixed rate advances swapped to three-month LIBOR utilizing interest rate swaps).

Because of the significant decrease in advances, the dollar amount and percentage composition of several of the advance products listed in Table 13 have changed materially during 2009. Line of credit advances, which currently represent 5.5 percent of outstanding advances, have declined by $6.6 billion, or 84.4 percent, from year-end 2008. Adjustable rate callable advances decreased by $3.0 billion, or 48.2 percent, and currently represent 14.8 percent of total advances. Short-term, fixed rate advances decreased by $1.4 billion, or 25.3 percent, and represent 18.6 percent of advances. Fixed rate convertible advances decreased by $0.5 billion, or 8.7 percent, and represent 23.8 percent of advances with regular fixed rate advances ending the third quarter at 29.2 percent of advances following a $0.9 billion, or 12.6 percent, decline from year-end 2008.

A significant portion of the FHLBank’s advance portfolio either re-prices within three months or is swapped to shorter-term indexes (1-month or 3-month LIBOR) to synthetically create adjustable rate advances. As a result, 81.4 percent of the FHLBank’s advance portfolio as of September 30, 2009 and 86.5 percent of the FHLBank’s advance portfolio as of December 31, 2008 effectively re-priced at least every three months. Because of the relatively short nature of the FHLBank’s advance portfolio, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressure and other factors. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, credit unions and insurance companies, but also includes credit risk exposure to a limited number of housing associates. Table 14 presents information on the FHLBank’s five largest borrowers as of September 30, 2009 and December 31, 2008 (in thousands). If the borrower was not one of the five largest borrowers for one of the periods presented, the applicable columns are left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances plus the members’ capital stock over and above the collateral. Therefore, we do not expect to incur any credit losses on these advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral held as security for all advance borrowers.

Table 14

			September 30, 2009		December 31, 2008
Borrower Name	City	State	Advance Par Value	Percent of Total Advances	Advance Par Value	Percent of Total Advances
MidFirst Bank	Oklahoma City	OK	$3,587,250	16.2%	$5,019,600	14.3%
Capitol Federal Savings Bank	Topeka	KS	2,426,000	11.0	2,596,000	7.4
Pacific Life Insurance Co.	Omaha	NE	1,500,000	6.8	1,650,000	4.7
Security Benefit Life Insurance Co.1	Topeka	KS	1,259,330	5.7
Security Life of Denver Ins. Co.	Denver	CO	1,000,000	4.5	2,825,000	8.1
U.S. Central Federal Credit Union2	Lenexa	KS			5,370,000	15.4
TOTAL			$9,772,580	44.2%	$17,460,600	49.9%
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

2
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to redeem its excess stock and the FHLBank repurchased all but its membership stock of $1 million as of March 31, 2009. U.S. Central Federal Credit Union continues to have occasional advance activity with the FHLBank but all activity has been short-term and was repaid as of September 30, 2009.

Table 15 presents the interest income associated with the five borrowers with the highest interest income for the three-month periods ending September 30, 2009 and 2008 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 15

			Three-month period ending September 30, 2009		Three-month period ending September 30, 2008
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$23,463	16.3%	$29,704	10.1%
Pacific Life Insurance Co.	Omaha	NE	6,779	4.7	13,542	4.6
TierOne Bank	Lincoln	NE	5,761	4.0
American Fidelity Assurance Co.	Oklahoma City	OK	4,787	3.3
Security Benefit Life Insurance Co.	Topeka	KS	3,248	2.3
MidFirst Bank	Oklahoma City	OK			36,916	12.6
U.S. Central Federal Credit Union	Lenexa	KS			31,439	10.7
Security Life of Denver Ins. Co.	Denver	CO			20,448	7.0
TOTAL			$44,038	30.6%	$132,049	45.0%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.

Table 16 presents the interest income associated with the five borrowers with the highest interest income for the nine-month periods ending September 30, 2009 and 2008 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 16

			Nine-month period ending September 30, 2009		Nine-month period ending September 30, 2008
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$73,192	15.3%	$92,189	10.4%
Pacific Life Insurance Co.	Omaha	NE	21,641	4.5	43,986	4.9
TierOne Bank	Lincoln	NE	18,962	3.9
Security Life of Denver Ins. Co.	Denver	CO	15,509	3.2	73,386	8.3
American Fidelity Assurance Co.	Oklahoma City	OK	14,578	3.0
MidFirst Bank	Oklahoma City	OK			126,290	14.2
U.S. Central Federal Credit Union	Lenexa	KS			76,705	8.6
TOTAL			$143,882	29.9%	$412,556	46.4%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.

The FHLBank offers a standby credit facility (SCF) product, which is a commitment to issue an advance. SCF commitments are for terms of one year and any draws on the SCF must be fully collateralized prior to any disbursement of funds and at all times thereafter. Outstanding SCF commitments totaled $1.0 billion at September 30, 2009 and December 31, 2008.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, a division of the Federal Home Loan Bank of Chicago. Under this Program, participating members of an FHLBank either sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) or originate these same loans on behalf of the FHLBank (table funded loans). The volume of new loans acquired from in-district participating financial institutions (PFIs) during the nine-month period ending September 30, 2009 was $966.6 million and was more than enough to offset the amount of loans paid down during the period. The year-to-date increase in the unpaid principal balance of outstanding MPF loans was $215.2 million, or 7.1 percent. We expect the portfolio to continue to show modest growth for the remainder of 2009 as long as conventional mortgage rates do not increase dramatically from current levels and there is not a spike in prepayments on existing mortgage loans in the portfolio.

Table 17 presents the top five PFIs of the FHLBank, the outstanding balances (in thousands) of mortgage loans acquired from them as of September 30, 2009 and December 31, 2008, and the percentage of those loans to total MPF loans outstanding as of each date. If the PFI was not one of the top five PFIs for one of the periods presented, the applicable columns are left blank. The larger PFIs have generally had decreasing balances as most of their new loan production is being sold directly to Fannie Mae or Freddie Mac due to government actions that have made their pricing more competitive than pricing on MPF loans. As a result, most of the FHLBank MPF portfolio growth is primarily coming from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac. The MPF product has been a very attractive option for these smaller institutions compared to their other options for selling their mortgage loan production.

Table 17

PFI Name	MPF Loan Balance as of September 30, 2009	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2008	Percent of Total MPF Loans
TierOne Bank	$495,704	15.3%	$539,652	17.9%
LaSalle National Bank, N.A.1	400,655	12.4	465,906	15.4
Bank of the West2	317,082	9.8	378,628	12.5
Security Saving Bank, FSB	128,210	4.0	82,368	2.8
Girard National Bank	82,698	2.5
Central National Bank			115,646	3.8
Total	$1,424,349	44.0%	$1,582,200	52.4%
__________
1	Out-of-district loans acquired from Federal Home Loan Bank of Chicago.
2	Bank of the West acquired Commercial Federal Bank, an FHLBank Topeka PFI, on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

In correlation to the decrease in 30-year residential mortgage note rates (see Table 2), the FHLBank’s average yield on mortgage loans decreased for the third quarter of 2009 to 4.96 percent compared to 5.25 percent for the third quarter of 2008. For the nine-month periods ending September 30, 2009 and 2008, the average yield on mortgage loans was 5.03 percent and 5.12 percent, respectively. We expect average yields to stay flat or decrease slightly during the fourth quarter of 2009 as: (1) higher rate mortgage loans prepay and are replaced with newly originated lower-rate mortgage loans; and (2) moderate growth in the total portfolio at mortgage rates above the average for existing loans will offset some but not all of the impact of prepayments. Although mortgage interest rates have risen from the April and May 2009 lows, they are expected to remain relatively low during the fourth quarter of 2009 as the Federal Reserve continues the process of quantitative easing by acquiring Agency MBS through its open market operations. The future direction of mortgage interest rates is difficult to determine given market uncertainty and aggressive actions by the Federal Reserve. The current historically low rate environment makes a large portion of the FHLBank’s existing mortgage loans susceptible to prepayment through refinancing. Callable debt comprises a great deal of the funding for this portfolio, which has allowed management to call the higher cost debt and replace it with new lower-cost callable debt in order to mitigate the earnings risk of rising prepayments. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields/rates and changes in interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Veterans’ Affairs, USDA Guaranteed Rural Housing Section 502, and HUD Section 184 Indian Home Loan Guarantee Program loans) that are contractually past due 90 days or more. The weighted average FICO®2 score and loan-to-value ratio3 (LTV) recorded at origination for conventional mortgage loans held in portfolio as of September 30, 2009 was 746 FICO with a 72.9 percent LTV. The percentage of non-performing loans (including mortgages 90 days or more past due and accruing) has increased from 0.33 percent as of December 31, 2008 to 0.67 percent as of September 30, 2009 (see Table 19). Although the percentage change in non-performing loans is significant, in comparison to national data it is extremely low. According to the September 30, 2009 Mortgage Bankers Association National Delinquency survey, 3.26 percent of all conventional mortgage loans are 90 days or more past due. This is more than four times the level of non-performing loans in the MPF portfolio.

On July 15, 2009, the MPF Provider issued a PFI Notice announcing a Temporary Loan Payment Modification Plan (the “Modification Plan”). The plan applies to conventional loans funded by the FHLBank prior to January 1, 2009 that are in default or in imminent danger of default. The Modification Plan was effective on the date of the PFI Notice and is effective through December 31, 2011. Under certain circumstances and if meeting specific criteria, the Modification Plan, by temporarily reducing the monthly housing payments to a sustainable level, may be the appropriate loss mitigation option for certain borrowers. The FHLBank estimates the number of potential loans eligible for the Modification Plan to be minimal. However, the loans currently performing but facing imminent default are difficult to estimate.

Table 18 presents the unpaid principal balance for conventional and government-insured mortgage loans as of September 30, 2009 and December 31, 2008 (in thousands):

Table 18

	September 30, 2009	December 31, 2008
Conventional mortgage loans	$2,963,176	$2,824,928
Government-insured mortgage loans	272,549	195,619
Total outstanding mortgage loans	$3,235,725	$3,020,547

Table 19 presents the unpaid principal balance for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 days or more past due and accruing as of September 30, 2009 and December 31, 2008 (in thousands):

Table 19

	September 30, 2009	December 31, 2008
Performing mortgage loans	$3,213,938	$3,010,665
Non-performing mortgage loans	18,885	8,934
Mortgage loans 90 days or more past due and accruing	2,902	948
Total outstanding mortgage loans	$3,235,725	$3,020,547

MPF Allowance for Credit Losses on Mortgage Loans: The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of industry statistics for similar mortgage loan portfolios and the actual performance of the FHLBank’s portfolio. The increase in the provision for credit losses in the third quarter of 2009 is reflective of an increase in delinquencies experienced in the FHLBank’s MPF portfolio. Management believes that policies and procedures are in place to manage the credit risk on MPF mortgage loans.

2   FICO® is a widely used credit industry model developed by Fair Isaac Corporation to assess credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered "sub-prime."
3   LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk generating a default and also means higher loss severity.

Table 20 details the change in the allowance for mortgage loan losses for the three- and nine-month periods ending September 30, 2009 and 2008 (in thousands):

Table 20

	Three-month period ending		Nine-month period ending
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Balance, beginning of period	$882	$839	$884	$844
Provision for credit losses on mortgage loans	872	66	986	139
Charge-offs	(68)	(53)	(184)	(131)
Balance, end of period	$1,686	$852	$1,686	$852

The ratio of net charge-offs to average loans outstanding was less than one basis point for the three- and nine-month periods ending September 30, 2009 and 2008.

Investments – As indicated in Table 12, total investments (including long-term investments, short-term investments, interest-bearing deposits and Federal funds sold) decreased 9.3 percent from December 31, 2008 to September 30, 2009. In addition, the composition of the investments changed significantly with total held-to-maturity securities decreasing from $11.1 billion at December 31, 2008 to $7.8 billion at September 30, 2009. Held-to-maturity non-MBS/CMOs investments decreased $1.5 billion while held-to-maturity MBS/CMO investments decreased $1.8 billion. The decrease in the held-to-maturity non-MBS/CMO investments is the result of a management decision to classify all new short-term security purchases as trading in order to enhance the FHLBank’s liquidity position. The decrease in the held-to-maturity MBS/CMO portfolio can be entirely attributed to prepayments in this portfolio as the FHLBank has not purchased or sold any MBS/CMOs during the first nine months of 2009. The balance of interest-bearing deposits at the Federal Reserve also declined by $3.3 billion as the FHLBank began investing these funds into short-term money market investments in response to regulatory changes implemented by the Federal Reserve Board. The Federal Reserve Board announced on May 20, 2009 and implemented on July 2, 2009 a change in Regulation D, which resulted in the elimination of interest paid on excess reserves held in the FHLBank’s Federal Reserve account. In response to these changes, the FHLBank reduced its balances at the Federal Reserve and invested these funds in short-term money market investments. These investments include commercial paper, certificates of deposits and Federal funds sold with counterparties that meet Finance Agency regulations and FHLBank policy. As stated previously, newly acquired short-term investment securities (commercial paper and certificates of deposit) were classified as trading securities in order to enhance the FHLBank’s liquidity position. Consequently, the FHLBank’s trading securities increased from $4.7 billion on December 31, 2008 to $7.3 billion on September 30, 2009.

Short-term investments (interest-bearing deposits, Federal funds sold, certificates of deposit and commercial paper) are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not likewise reduced. At September 30, 2009 and December 31, 2008, these short-term investments represented 43 percent and 38 percent, respectively, of total investments. This increase in the percentage of short-term investments is primarily a consequence of the decrease in long-term investments through prepayments or maturities in 2009, proceeds from which were used to repay debt rather than reinvested in long-term investments. This concentration in short-term investments, along with a significant amount of variable rate long-term investments, results in the yields on the investments adjusting relatively quickly to changes in short-term market interest rates.

The average yield on investments was 1.58 percent during the third quarter of 2009, compared to 3.33 percent during the third quarter of 2008. For the nine-month periods ending September 30, 2009 and 2008, the average yield on investments was 1.71 percent and 3.66 percent, respectively. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio. Because the FOMC decreased its target rate between the third quarter of 2008 and the third quarter of 2009, the average rate earned on FHLBank investments declined. This decline in the average rate earned on FHLBank investments, however, would have been larger had the MBS/CMO portfolio as a percent of total investments not increased from 44.5 percent as of September 30, 2008 to 46.7 percent as of September 30, 2009. While both the MBS/CMO portfolio and total short-term investments decreased from September 30, 2008 to September 30, 2009, the percentage increase in the MBS/CMO portfolio relative to total investments is attributable to the larger decrease in total short-term investments related to decreasing capital levels associated with the significant decline in advances over that period. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances and yields and changes in interest income.

The carrying value and contractual maturity of the FHLBank’s investments as of September 30, 2009 and December 31, 2008 are summarized by security type in Tables 21 and 22 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 21

September 30, 2009
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$11	$11	$0	$0	$0
Shared expense deposits	69	69	0	0	0
Total interest-bearing deposits	80	80	0	0	0

Federal funds sold	2,535,000	2,535,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	2,879,817	2,879,817	0	0	0
Commercial paper	2,164,691	2,164,691	0	0	0
FHLBank obligations	289,469	0	170,061	119,408	0
Fannie Mae obligations1	395,318	0	114,113	281,205	0
Freddie Mac obligations1	992,274	0	435,032	557,242	0
Mortgage-backed securities:
Fannie Mae obligations1	350,911	0	0	0	350,911
Freddie Mac obligations1	241,084	0	0	0	241,084
Ginnie Mae obligations2	1,786	0	0	0	1,786
Total trading securities	7,315,350	5,044,508	719,206	957,855	593,781

Held-to-maturity securities:
Non-mortgage-backed securities:
State or local housing agencies	129,348	10,000	35	875	118,438
Mortgage-backed securities:
Fannie Mae obligations1	2,867,532	0	0	76,350	2,791,182
Freddie Mac obligations1	2,744,399	0	0	14,730	2,729,669
Ginnie Mae obligations2	31,976	0	94	584	31,298
Private-label mortgage-backed securities	2,002,265	0	0	253,469	1,748,796
Total held-to-maturity securities	7,775,520	10,000	129	346,008	7,419,383

Total	$17,625,950	$7,589,588	$719,335	$1,303,863	$8,013,164
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.
3	At September 30, 2009, carrying value has been adjusted by the credit and non-credit components of OTTI charges on private-label MBS.

Table 22

December 31, 2008
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
Federal Reserve Bank interest-bearing deposits	$3,348,154	$3,348,154	$0	$0	$0
MPF deposits	24	24	0	0	0
Shared expense deposits	34	34	0	0	0
Total interest-bearing deposits	3,348,212	3,348,212	0	0	0

Federal funds sold	384,000	384,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	1,571,449	1,571,449	0	0	0
Commercial paper	673,435	673,435	0	0	0
FHLBank obligations	316,618	0	0	316,618	0
Fannie Mae obligations1	403,027	0	115,061	287,966	0
Freddie Mac obligations1	1,009,074	0	331,010	678,064	0
Mortgage-backed securities:
Fannie Mae obligations1	399,863	0	0	0	399,863
Freddie Mac obligations1	277,278	0	0	0	277,278
Ginnie Mae obligations2	1,956	0	0	0	1,956
Total trading securities	4,652,700	2,244,884	446,071	1,282,648	679,097

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	760,000	760,000	0	0	0
Commercial paper	737,271	737,271	0	0	0
State or local housing agencies	155,247	10,000	120	1,320	143,807
Mortgage-backed securities:
Fannie Mae obligations1	3,354,012	0	0	78,305	3,275,707
Freddie Mac obligations1	3,388,254	0	0	18,932	3,369,322
Ginnie Mae obligations2	37,663	0	0	923	36,740
Private-label mortgage-backed securities	2,618,450	0	0	274,546	2,343,904
Total held-to-maturity securities	11,050,897	1,507,271	120	374,026	9,169,480

Total	$19,435,809	$7,484,367	$446,191	$1,656,674	$9,848,577
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	At December 31, 2008, carrying value is equivalent to amortized cost.

Private-label mortgage-backed securities. The FHLBank has not purchased a private-label MBS since early 2006. All of the FHLBank’s acquisitions of private-label MBS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. The FHLBank has only purchased private-label MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower. The FHLBank classifies private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally-Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS.

Table 23 presents a summary of the par value of private-label MBS by interest rate type and by type of collateral as of September 30, 2009 and December 31, 2008 (in thousands):

Table 23

	September 30, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS:
Prime	$1,293,315	$356,100	$1,649,415	$1,762,925	$436,024	$2,198,949
Alt-A	197,390	125,294	322,684	231,452	149,991	381,443
Total private-label residential MBS	1,490,705	481,394	1,972,099	1,994,377	586,015	2,580,392

Manufactured housing loans:
Prime	0	384	384	0	620	620

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Home equity loans:
Prime	0	5,726	5,726	0	6,559	6,559

TOTAL	$1,530,645	$487,504	$2,018,149	$2,034,317	$593,194	$2,627,511

During 2008, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the second quarter of 2009, the pace of the decline slowed appreciably and the fair value of many of the FHLBank’s prime, early vintage private-label MBS actually improved from year-end 2008. Fair values continued to improve, although only slightly, into the third quarter of 2009. Significant declines in fair values experienced during 2008 were particularly evident across the market for private-label MBS securitized in 2006 and 2007 primarily because of less stringent underwriting standards used by mortgage originators during those years. More than 95 percent of the FHLBank private-label MBS were securitized prior to 2006, and there are no 2007 securities in the portfolio. While some of the most significant declines in fair values have been in the 2006 and 2007 vintage MBS, the earlier vintages owned by the FHLBank have not been immune to the declines in fair value. Table 24 presents the fair value as a percentage of par value of the FHLBank’s private-label MBS by year of securitization as of September 30, 2009, June 30, 2009, March 31, 2009, December 31, 2008 and September 30, 2008:

Table 24

Year of Securitization	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Private-label residential MBS:
Prime:
2006	86.4%	77.7%	77.6%	79.3%	93.9%
2005	88.5	84.5	85.1	80.1	93.1
2004	86.6	85.3	84.6	84.6	93.9
2003 and earlier	94.6	92.7	92.0	89.6	93.7
Total prime	90.4	87.7	87.5	85.1	93.6

Alt-A:
2005	65.6	64.8	64.1	72.8	88.9
2004	72.3	71.0	73.4	77.9	89.1
2003 and earlier	90.2	89.1	86.4	85.3	88.7
Total Alt-A	82.2	81.1	79.8	81.5	88.8

Total private-label residential MBS	89.0	86.6	86.3	84.6	92.9

Manufactured housing loans:
Prime:
2003 and earlier	93.7	98.6	98.4	98.1	97.6

Private-label commercial MBS:
Prime:
2003 and earlier	101.9	97.0	93.6	90.2	94.4

Home equity loans:
Prime:
2003 and earlier	41.5	39.1	38.3	41.6	50.8

TOTAL	89.1%	86.7%	86.3%	84.6%	92.8%

Table 25 presents the par value of the FHLBank’s private-label MBS by rating and by year of collateralization as of September 30, 2009 (in thousands):

Table 25

Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	Total Par Value
Private-label residential MBS:
Prime:
2006	$0	$0	$0	$21,130	$0	$53,791	$22,166	$0	$97,087
2005	13,173	28,431	133,858	134,150	133,272	37,204	11,351	0	491,439
2004	261,631	71,728	46,268	10,301	7,062	0	0	0	396,990
2003 and earlier	649,292	14,607	0	0	0	0	0	0	663,899
Total prime	924,096	114,766	180,126	165,581	140,334	90,995	33,517	0	1,649,415

Alt-A:
2005	0	0	11,096	19,191	0	0	34,794	0	65,081
2004	6,480	18,021	12,679	9,211	0	0	9,213	0	55,604
2003 and earlier	135,474	66,525	0	0	0	0	0	0	201,999
Total Alt-A	141,954	84,546	23,775	28,402	0	0	44,007	0	322,684

Total private-label residential MBS	1,066,050	199,312	203,901	193,983	140,334	90,995	77,524	0	1,972,099

Manufactured housing loans:
Prime:
2003 and earlier	384	0	0	0	0	0	0	0	384

Private-label commercial MBS:
Prime:
2003 and earlier	39,940	0	0	0	0	0	0	0	39,940

Home equity loans:
Prime:
2003 and earlier	0	0	0	99	850	3,758	0	1,019	5,726

TOTAL	$1,106,374	$199,312	$203,901	$194,082	$141,184	$94,753	$77,524	$1,019	$2,018,149

Table 26 presents the underlying collateral performance and credit enhancement statistics of the FHLBank’s private-label MBS as of September 30, 2009 (in thousands):

Table 26

Year of Securitization	Weighted Average Original Credit Support	Weighted- Average Current Credit Support	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
2006	3.0%	4.0%	4.1%
2005	3.5	5.0	4.5
2004	3.6	8.0	4.7
2003 and earlier	2.7	6.4	1.9
Total prime	3.2	6.2	3.5

Alt-A:
2005	4.1	6.0	7.3
2004	4.9	10.9	9.0
2003 and earlier	4.2	11.7	4.3
Total Alt-A	4.3	10.4	5.7

Total private-label residential MBS:	3.3	6.9	3.8

Manufactured housing loans:
Prime:
2003 and earlier	22.0	93.7	2.9

Private-label commercial MBS:
Prime:
2003 and earlier	21.5	26.4	3.2

Home equity loans:
Prime:
2003 and earlier	36.6	33.3	35.0

TOTAL	3.8%	7.4%	3.9%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

Under the FHLBank’s Risk Management Policy (RMP), acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, FHLBank management continues to monitor concentration of the underlying collateral for its private-label MBS portfolio for risk management purposes. The FHLBank’s geographic concentration of collateral securing private-label MBS is provided in the annual report on Form 10-K. There were no substantial changes in these concentrations during the nine-month period ending September 30, 2009.

As of September 30, 2009, the FHLBank held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 27 presents coverage amounts and unrecognized losses on the private-label MBS covered by monoline bond insurance as of September 30, 2009 (in thousands):

Table 27

	MBIA Insurance Corp.		Financial Guaranty Insurance Company		Total
Year of Securitization	Monoline Insurance Coverage	Total Unrecognized Losses1	Monoline Insurance Coverage	Total Unrecognized Losses2	Monoline Insurance Coverage	Total Unrecognized Losses
Home equity loans:
Prime:
2003 and earlier	$1,567	$999	$4,159	$874	$5,726	$1,873
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

As noted previously, the FHLBank only acquired private-label MBS investments that carried the highest ratings from Moody’s, Fitch or S&P on the acquisition dates, and the FHLBank has not purchased a private-label MBS since 2006. With the current disruption in the financial markets, over 15 percent of the par value of the FHLBank’s private-label MBS has been downgraded below investment grade. Table 28 presents a summary of private-label MBS by credit rating as of September 30, 2009 (in thousands):

Table 28

Credit Rating	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
AAA	$924,096	$922,882	$57,068	1.9%
AA	114,766	114,626	17,651	5.8
A	180,126	179,431	22,016	4.3
BBB	165,581	165,209	26,734	4.5
BB	140,334	139,705	13,752	6.2
B	90,995	90,408	16,628	8.0
CCC	33,517	33,249	2,498	5.3
Total prime	1,649,415	1,645,510	156,347	3.5

Alt-A:
AAA	141,954	142,118	14,530	4.2
AA	84,546	84,435	11,509	5.2
A	23,775	23,792	5,627	7.8
BBB	28,402	28,368	6,595	9.8
CCC	44,007	44,007	19,348	7.6
Total Alt-A	322,684	322,720	57,609	5.7

Total private-label residential MBS	1,972,099	1,968,230	213,956	3.8

Manufactured housing loans:
Prime:
AAA	384	384	24	2.9

Private-label commercial MBS:
Prime:
AAA	39,940	40,131	0	3.2

Home equity loans:
Prime:
BBB	99	99	54	32.0
BB	850	756	240	32.0
B	3,758	2,789	1,316	35.4
CC	1,019	606	263	36.2
Total home equity loans	5,726	4,250	1,873	35.0

TOTAL	$2,018,149	$2,012,995	$215,853	3.9%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

As of September 30, 2009, the FHLBank had amortized cost of $1.9 billion of private-label securities with unrecognized losses. (See Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 29 presents characteristics of the FHLBank’s private-label MBS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages. There were no changes in ratings from September 30, 2009 to October 30, 2009.

Table 29

Security Type	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate	Percentage AAA	Percentage Investment Grade (other than AAA)	Percentage Below Investment Grade	Percentage on Negative Watch at 10/30/2009
Private-label residential MBS:
Prime	$1,544,826	$1,542,288	$156,347	3.6%	53.1%	29.8%	17.1%	2.7%
Alt-A	322,684	322,720	57,609	5.7	44.0	42.4	13.6	0.0
Total private-label residential MBS	1,867,510	1,865,008	213,956	4.0	51.5	32.0	16.5	2.2

Manufactured Housing Loans	384	384	24	2.9	100.0	0.0	0.0	0.0

Home Equity Loans	5,726	4,250	1,873	35.0	0.0	1.7	98.3	54.8

TOTAL	$1,873,620	$1,869,642	$215,853	4.1%	51.3%	31.9%	16.8%	2.4%

There were no downgrades on the FHLBank’s private-label MBS backed by residential loans, manufactured housing loans, home equity loans or commercial loans from September 30, 2009 to October 30, 2009. However, some of the FHLBank’s private-label MBS were on negative watch as of October 30, 2009. Table 30 presents the amortized cost and credit rating (as of October 30, 2009) of the FHLBank’s private-label MBS portfolio for securities on negative watch as of October 30, 2009 (in thousands):

Table 30

Security Type	Rated AA	Rated A	Rated BBB	Rated BB	Rated B
Private-label residential MBS:
Prime	$2,275	$5,541	$33,576	$0	$0

Home equity loans:
Prime	0	0	99	756	1,277

TOTAL	$2,275	$5,541	$33,675	$756	$1,277

Other-than-temporary Impairment. As mentioned previously, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets during 2008, which continued to some extent into the first nine months of 2009. With the current disrupted market environment, the fair values of the majority of the FHLBank’s private-label MBS in its held-to-maturity portfolio were below amortized cost at September 30, 2009. However, based upon the FHLBank’s other-than-temporary impairment evaluation process that results in a conclusion as to whether a credit loss exists (present value of the FHLBank’s best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for eight private-label MBS upon which we have recognized other-than-temporary impairment, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus no other-than-temporary impairment for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 2 and Note 4 of the Notes to Financial Statements under Item 1 – “Financial Statements” for additional information on the FHLBank’s other-than-temporary impairment evaluation process. The FHLBank implemented a process for the determination of OTTI under an approach that was consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which FHLBank Topeka is an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank. For the third quarter of 2009, the process involved selecting 100 percent of the FHLBank’s private-label MBS portfolio, excluding Agency MBS and private-label commercial MBS, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco provided the expected cash flows for FHLBank Topeka utilizing the key modeling assumptions developed and approved by the FHLBank Topeka, which included the information provided by FHLBanks’ OTTI Governance Committee. For certain private-label MBS where underlying collateral data was not available, alternative procedures were performed by the FHLBank to assess these securities for OTTI. The risk models and loan information data sources used were the same as in the prior two quarters.

The eight securities upon which we recognized other-than-temporary impairment included five private-label MBS that had previously been identified as other-than-temporarily impaired in 2008, one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter 2009 and experienced slight additional credit deterioration in the second quarter 2009, and two private-label MBS determined to be other-than-temporarily impaired in the third quarter 2009. For the three-month period ending September 30, 2009, the FHLBank recognized impairment on these two private-label MBS, for which the quality of the underlying collateral deteriorated during the third quarter of 2009, that resulted in a credit impairment of $53,000 and a non-credit impairment of $7.0 million. While the remainder of the FHLBank’s held-to-maturity securities portfolio has also seen a decline in fair value as of September 30, 2009, the decline is considered temporary because: (1) the FHLBank does not have the intent to sell the securities; (2) it is not more likely than not that the FHLBank will be required to sell the securities before anticipated recovery; and (3) the expected cash flows are likely to be collected. Table 31 presents other-than-temporary impairments recorded as of September 30, 2009 by security type (in thousands).

Table 31

	Three-month period ending September 30, 2009			Nine-month period ending September 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label mortgage-backed securities:
Prime residential loans	$53	$6,961	$7,014	$53	$6,961	$7,014
Home equity loans	0	0	0	59	1,018	1,077
TOTAL	$53	$6,961	$7,014	$112	$7,979	$8,091

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each security under a more stressful housing price scenario. The more stressful scenario was designed to provide an indication of the sensitivity of the FHLBank’s private-label MBS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under the more stressful scenario, current-to-trough home price declines were projected to range from 5 percent to 25 percent over the next 12 months. Thereafter, home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third year, two percent in the fourth year, and three percent in each subsequent year. (See Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI.) Table 32 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded using base-case housing price index (HPI) assumptions by collateral type, which is based on the originator’s classification at the time of origination (dollar amounts in thousands):

Table 32

	Base-case HPI Scenario			Adverse HPI Scenario
	Number of Securities	Par Value as of September 30, 2009	Credit-related OTTI for the nine-month period ending September 30, 2009	Number of Securities	Par Value as of September 30, 2009	Credit-related OTTI for the nine-month period ending September 30, 2009
Private-label mortgage-backed securities:
Prime residential loans	3	$26,247	$53	6	$50,146	$970
Alt-A residential loans	0	0	0	1	34,794	99
Home equity loans	5	5,726	59	5	5,726	105
TOTAL	8	$31,973	$112	12	$90,666	$1,174

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term CDs and a limited number of non-interest-bearing products. The annualized average rate paid on deposits was 0.15 percent for the third quarter of 2009 and 1.90 percent for the third quarter of 2008. For the nine-month periods ending September 30, 2009 and 2008, the annualized average rate paid on deposits was 0.33 percent and 2.43 percent, respectively. The average rate paid on deposits changed in tandem with changing short-term interest rates during and between those periods. Most deposits are demand or overnight deposits, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits.

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

During the first nine months of 2009, the balance of the FHLBank’s total consolidated obligations decreased as: (1) funding needs for advances decreased; (2) MBS/CMO investments prepaid and were not replaced; and (3) the FHLBank reduced leverage through the decrease in short-term investments in response to limited investment alternatives and in order to ensure member capital stock redemption requests could be repurchased on a same-day basis. Total consolidated obligation balances decreased 25.3 percent from December 31, 2008 to September 30, 2009 (see Table 12) with discount notes decreasing by $13.5 billion and bonds decreasing by only $0.1 billion during this period. The funding mix between discount notes and bonds changed significantly during this period primarily because maturing obligations, mainly discount notes funding short-term assets (mostly short-term advances that were repaid and not replaced with new advances), were not replaced. Additionally, during the third quarter of 2009, the FHLBank began replacing some maturing discount notes by issuing callable consolidated obligations and swapping the proceeds to either one-month or three-month LIBOR. Because of the extremely low absolute LIBOR rates, the initial relative cost of these consolidated obligations has been less than discount notes with one- or three-month terms.

The average annualized effective rate paid on consolidated obligations was 1.17 percent for the three-month period ending September 30, 2009 and 2.70 percent for the three-month period ending September 30, 2008. For the nine-month periods ending September 30, 2009 and 2008, the average annualized effective rate paid on consolidated obligations was 1.36 percent and 3.10 percent, respectively. The average effective rate paid on consolidated obligations has decreased primarily in response to decreasing short-term market interest rates and improving spreads relative to similar term interest rate swaps and U.S. Treasury instruments. As reflected in Table 2, short-term interest rates (overnight Federal funds and three-month LIBOR) declined significantly, on average, from the first nine months of 2008 to the same period in 2009. At the same time, spreads of FHLBank debt relative to similar term U.S. Treasury instruments have improved (narrowed) during the third quarter of 2009 and have declined significantly since December 31, 2008 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends” under this Item 2 for additional discussion).

The FHLBank has consciously increased the optionality in the liability portfolios used to fund fixed rate assets with prepayment characteristics (e.g., fixed rate MBS/CMOs and MPF mortgage loans). Total unswapped callable consolidated obligations increased from $2.9 billion as of December 31, 2008 to $3.5 billion as of September 30, 2009. This increased optionality will allow the FHLBank to reduce its liability balances in response to asset prepayments as well as call debt and replace it at lower interest rates should interest rates decline.

For a discussion of the impact of U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends” under this Item 2.

Derivatives – All derivatives are marked to estimated fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives fluctuate as both the interest rates and the type/term/notional amount of outstanding derivative transactions fluctuate. See Tables 45 through 48 for detailed information regarding the notional amounts and estimated fair values (includes net accrued interest receivable or payable on the derivatives) of derivative instruments.

The notional amount of total derivatives outstanding decreased by $1.6 billion from December 31, 2008 to September 30, 2009. Interest rate swaps executed to hedge consolidated obligation bonds designated as fair value hedges decreased $2.6 billion from December 31, 2008 to September 30, 2009, but the decrease was more than offset by a $2.7 billion increase from December 31, 2008 to September 30, 2009 in interest rate swaps hedging the FHLBank’s cost of funds but not qualifying as fair value hedges. Interest rate swaps hedging advances declined $1.0 billion from December 31, 2008 to September 30, 2009. The decline was primarily the result of a $1.1 billion decrease in interest rate swaps hedging convertible advances. Interest rate swaps executed to hedge discount notes decreased by $0.7 billion from December 31, 2008 to September 30, 2009. The overall decrease in interest rate swaps executed to hedge discount notes was primarily the result of the FHLBank’s ability to acquire more favorable relative funding costs and funding terms from issuing swapped consolidated obligation bonds relative to the funding cost from swapped discount notes.

The outstanding notional amount of interest rate swaps hedging fixed rate callable consolidated obligation bonds (as reflected in Tables 45 and 47), decreased by $3.2 billion from December 31, 2008 to September 30, 2009 and the notional amount of interest rate swaps hedging consolidated obligation bonds with the more complex range notes decreased by $1.7 billion from December 31, 2008 to September 30, 2009. These decreases were partially offset by increases from December 31, 2008 to September 30, 2009 in the notional amount outstanding of interest rate swaps hedging callable step-up or step-down consolidated obligations and fixed rate non-callable consolidated obligations of $1.6 billion and $0.7 billion, respectively.

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. See “Risk Management – Credit Risk Management” in this Item 2 for further information. Table 33 categorizes the notional amount and the estimated fair value of derivatives (includes net accrued interest receivable or payable on the derivatives) by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for hedge accounting treatment. Amounts as of September 30, 2009 and December 31, 2008 are as follows (in thousands):

Table 33

	September 30, 2009		December 31, 2008
	Notional Amount	Estimated Fair Value	Notional Amount	Estimated Fair Value
Advances:
Fair value	$9,173,406	$(575,691)	$10,128,698	$(838,010)

Investments:
Economic	8,167,620	(60,850)	8,295,768	(187,555)

Mortgage loans:
Fixed rate mortgage purchase commitments	58,765	509	124,423	(1,539)

Discount notes
Fair value	580,824	5,202	1,287,162	(559)

Consolidated obligation bonds:
Fair value	11,665,900	350,227	14,237,000	489,208
Economic	3,620,000	8,406	875,000	1,024
Subtotal	15,285,900	358,633	15,112,000	490,232

Intermediary:
Economic	310,000	105	218,586	139

Total	$33,576,515	$(272,092)	$35,166,637	$(537,292)

Total derivative fair value		$(272,092)		$(537,292)
Fair value of cash collateral delivered to counterparty		111,165		245,624
Fair value of cash collateral received from counterparty		(99,572)		(78,162)
Net Derivative Fair Value		$(260,499)		$(369,830)

Net derivative assets balance		$33,330		$34,526
Net derivative liabilities balance		(293,829)		(404,356)
Net Derivative Fair Value		$(260,499)		$(369,830)

Liquidity and Capital Resources
Liquidity – To meet its mission of serving as an economical short-term and long-term funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the FHLBank’s Board of Directors. The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative.

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank has comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates, especially for consolidated obligations with terms to maturity of less than two years. As noted previously, several recent developments have the potential to impact the demand for FHLBank discount notes, floating rate consolidated obligations and callable consolidated obligation bonds in the coming months.

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

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances and mortgage loans, prepayments of mortgage loans and mortgage securities, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital redemptions or repurchases, maturing consolidated obligations and interest expense.

Despite the significant decrease in total assets, cash and short-term investments, including commercial paper, remained fairly stable at $7.6 billion as of September 30, 2009 compared to $7.5 billion as of December 31, 2008 as the FHLBank continues to leverage its capital and maintain its liquidity at levels it considers sufficient. The maturities of the FHLBank’s short-term investments are structured to provide periodic cash flows to support its ongoing liquidity needs. During the third and fourth quarter of 2008, the FHLBank allowed short-term investments to mature and primarily retained the funds from those maturities in its Federal Reserve Bank account, which provided the FHLBank with an additional source of liquidity and interest income while allowing the FHLBank to reduce its unsecured credit exposure to non-government guaranteed counterparties. The FHLBank began reinvesting in short-term government guaranteed money market investments in the latter part of the fourth quarter 2008, but decreased this activity during the first quarter of 2009 as the number of attractive investment opportunities for the FHLBank declined. In response to the changes to Regulation D, discussed earlier in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments,” which resulted in the elimination of interest paid on excess reserves held in the FHLBank’s Federal Reserve Bank account, along with perceived improvements and stabilization in financial markets, the FHLBank began reinvesting in overnight Federal funds and short-term money market instruments late in the second quarter of 2009.

The FHLBank maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market. GSE investments totaled $1.5 billion and $1.6 billion in par value at September 30, 2009 and December 31, 2008, respectively. While the liquidity in the securities repurchase market appears to have stabilized during the first three quarters of 2009, borrowing through the securities repurchase agreements at reasonable rates for anything other than short-term maturities remains somewhat limited.

In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), the FHLBank increased its target capital percentage to a range of between 4.26 percent and 4.35 percent (or decreased its target leverage ratio to a range of 23.5:1 and 23:1, respectively) beginning in the first quarter of 2009 to provide additional flexibility in managing its balance sheet. During the third quarter of 2009 and in response to actions by the FHLBank to minimize its unsecured credit exposure, the FHLBank further increased its target capital percentage to 4.55 percent (or decreased its target leverage ratio to 22:1). As of September 30, 2009 the leverage ratio was 22.3. Consequently, the FHLBank has the capacity to borrow another two times its capital and still stay within regulatory and policy limits should the need arise.

The FHLBank is subject to five metrics for measuring liquidity, two of which were added by the Finance Agency in March 2009 in response to turmoil in the financial markets. The FHLBank is in compliance with each of these liquidity requirements. The FHLBank generally maintained an enhanced liquidity position throughout the last quarter of 2008 and the first nine months of 2009 to ensure that it could meet the borrowing needs of its members. Specifically, the FHLBank has maintained the weighted average original maturity of its money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit and commercial paper) at 49 days as of both December 31, 2008 and September 30, 2009. On the liability side of the FHLBank’s balance sheet, the maturity of its discount notes outstanding stood at a weighted average original days to maturity of 99 days as of December 31, 2008 and 79 days as of September 30, 2009. The weighted average days to maturity measure remains significantly longer than weighted average investments being funded and discount note maturities prior to the financial disruptions in the third and fourth quarters of 2008. In addition, as discussed previously, during the third quarter of 2009 the FHLBank also replaced some outstanding discount notes with swapped consolidated obligation bonds. This transition from discount notes to longer-term swapped consolidated obligation bonds has further improved FHLBank’s liquidity position.

In the third quarter of 2008, the FHLBank entered into a Lending Agreement (the “Agreement”) with the United States Department of the Treasury (Treasury) in connection with the Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF) that is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. The terms of any borrowings are agreed to at the time of issuance. Loans under the Agreement are to be secured by collateral acceptable to the Treasury, which consists of FHLBank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. For additional discussion, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Liquidity” in the annual report on Form 10-K. As of September 30, 2009, the FHLBank had not drawn on this available source of liquidity and does not anticipate any need to utilize the GSECF. The GSECF is scheduled to expire on December 31, 2009. The expiration of this facility might reduce demand for and increase the cost to issue FHLBank consolidated obligations if it results in uncertainty regarding the extent of U.S. government support of Agency debt, especially in times of market or institutional uncertainty.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of Class A Common Stock, Class B Common Stock, accumulated other comprehensive income and retained earnings. Total capital decreased by 19.7 percent from December 31, 2008 to September 30, 2009 (see Table 12). The majority of the decrease in capital is attributable to the decrease in advances (decreased capital stock needed to support advances) in the first nine months of 2009. The FHLBank also repurchased all excess Class A Common Stock in June 2009.

Table 34 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of September 30, 2009.

Table 34

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,859,926	11.4%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,330,639	8.1
Total				3,190,565	19.5%

Table 35 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2008.

Table 35

Borrower Name	Address	City	State	Number of Shares	Percent of Total
U.S. Central Federal Credit Union1	9701 Renner Blvd	Lenexa	KS	2,707,604	11.9%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,622,946	11.5
Security Life of Denver Ins. Co.	1290 Broadway	Denver	CO	1,421,477	6.2
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,312,304	5.8
Total				8,064,331	35.4%
__________
1
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to redeem its excess stock and the FHLBank repurchased all but its membership stock of $1 million as of March 31, 2009. U.S. Central Federal Credit Union continues to have occasional advance activity with the FHLBank but all activity has been short-term and was repaid as of September 30, 2009, at which time it had no outstanding advances.

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of September 30, 2009 (see Note 11 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or Class B Common Stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 2.89 percent and 4.40 percent for the quarters ending September 30, 2009 and 2008, respectively. Dividend rates paid by the FHLBank generally fluctuate along with short-term interest rates. The decrease in the average annualized rates can be attributed to the decrease in average short-term interest rates for the third quarter of 2009 compared to the third quarter of 2008.

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

Table 36 presents dividends paid by type for the three- and nine-month periods ending September 30, 2009 and 2008 (in thousands):

Table 36

	Three-month periods ending			Nine-month periods ending
Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
September 30, 20091,2	$87	$11,005	$11,092	$259	$30,968	$31,227
September 30, 20081,2	88	22,474	22,562	263	67,922	68,185
__________
1	The cash dividends listed for 2009 and 2008 represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
2	For purposes of this table, dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in capital stock for the remainder of 2009, but this may change depending on the impact of the Finance Agency rule on excess stock. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank’s excess stock was 0.9 percent of total assets at September 30, 2009. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

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

Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by Agencies, CMOs securitized by GSEs, AAA-rated private-label MBS at the time of purchase and CMOs securitized by whole loans. Some of the FHLBank’s private-label MBS have been downgraded below AAA subsequent to purchase (see Table 25 under Item 2), but all of the downgraded securities continue to pay as expected including those the FHLBank has determined to be other-than-temporarily impaired (projected cash flow credit losses occur in future periods). Approximately 75 percent of the carrying value of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The FHLBank does not purchase or hold any securities classified as being backed by sub-prime mortgage loans as defined by the issuer at the time of issuance. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by two of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting loan collateral. Under the FHLBank's RMP, the insurer should be rated no lower than AA at the time of acquisition; however, as noted in Table 37, rating downgrades have occurred since acquisition for both of the monoline insurers. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

Table 37 presents the current ratings and outstanding par value as of September 30, 2009 of the FHLBank’s MBS/CMO securities covered by monoline bond insurance (in thousands):

Table 37

Insurer	Rating1	Par Value2
Financial Guaranty Insurance Company (FGIC)	NR3	$4,159
MBIA Insurance Corp.	B	1,567
TOTAL		$5,726
__________
1	Rating as of October 30, 2009.
2
Par value represents the FHLBank’s coverage amount. The securities insured by FGIC were considered other-than-temporarily impaired as of December 31, 2008 and have a carrying value and amortized cost of $1.5 million and $2.7 million, respectively, as of September 30, 2009. The security insured by MBIA was initially considered other-than-temporarily impaired as of March 31, 2009, and additional impairment was recorded as of June 30, 2009. This security has a carrying value and amortized cost of $0.6 million and $1.5 million, respectively, as of September 30, 2009.

3	Not rated. Ratings were withdrawn by S&P and Moody’s on April 22, 2009 and March 24, 2009, respectively.

Table 38 presents the FHLBank’s exposure as of September 30, 2009 to monoline bond insurers of HFA securities (in thousands). All of the HFA securities with monoline insurance continue to perform and have estimated fair values at least equal to par as of September 30, 2009. While we are exposed to these monoline insurers, at this time we do not expect to have to rely on any of them to make any future payments on these HFA securities.

Table 38

Insurer	Rating1	Exposure2
MBIA Insurance Corp.	B	$3,083
Financial Security Assurance Inc.	AA	21
TOTAL		$3,104
__________
1	Rating as of October 30, 2009.
2	Exposure = par value * delinquencies (90-day delinquencies, foreclosures and REO per Bloomberg)

The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when counterparties to transactions, such as interest rate swaps, are obligated to pay the FHLBank the positive fair value or receivable resulting from the transaction terms. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (rated A or better); by requiring netting of individual derivative transactions with the same counterparty; by diversifying its derivatives across many counterparties; and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement. The FHLBank regularly monitors the exposure on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers.

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

The FHLBank’s credit exposure to derivative counterparties, before considering collateral, was approximately $132.9 million and $112.7 million as of September 30, 2009 and December 31, 2008, respectively. In determining credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. The FHLBank held cash in the amount of $99.6 million and $78.2 million as collateral as of September 30, 2009 and December 31, 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2009 is indicated in Table 39 (in thousands):

Table 39

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$2,597	$16,217	$109,317	$4,771	$132,902
Cash collateral held	0	2,501	97,071	0	99,572
Net positive exposure after cash collateral	2,597	13,716	12,246	4,771	33,330
Other collateral	0	0	0	4,771	4,771
Net exposure after collateral	$2,597	$13,716	$12,246	$0	$28,559

Notional amount	$298,574	$11,432,144	$21,632,032	$213,765	$33,576,515
__________
1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008 is indicated in Table 40 (in thousands):

Table 40

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

Table 41 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of September 30, 2009:

Table 41

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
JPMorgan Chase & Co.	AA-	12.0%	47.1%
UBS AG	A+	25.0	14.5
Deutsche Bank AG	A+	30.4	12.9
Merrill Lynch Capital Services, Inc.	A	25.7	10.4
Citi Swapco, Inc	AAA	2.0	9.1
Royal Bank of Scotland	A+	1.2	5.1
All other counterparties		3.7	0.9
__________
1	Fair value includes net accrued interest receivable or payable on the derivatives.

Table 42 presents the counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008:

Table 42

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

In addition, to protect the FHLBanks against temporary disruptions in access to the debt markets, effective March 6, 2009, the Finance Agency issued additional liquidity guidance to address the stress and instability in domestic and international financial markets. The final guidance from the Finance Agency, which was provided through e-mails and other means and not through the issuance of formal regulations or another rulemaking process, requires the FHLBank to maintain liquidity in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario, referred to as a roll-off scenario, assumes that we cannot access the capital markets for a period of 15 days and that during that time, members do not renew any maturing, prepaid and called advances. The second scenario, referred to as a renew scenario, assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. The new liquidity guidance is designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. Subsequent to the adoption of the final guidance, the FHLBank held sufficient levels of liquidity under both scenarios for all remaining days in the first nine months of 2009. The FHLBank achieved compliance with these liquidity requirements primarily through the extension of its liability maturities in comparison to its asset maturities.

The FHLBank maintained ready access to the capital markets during the first nine months of 2009 at very favorable interest rates for the majority of the period despite the liquidity/credit crisis in the financial markets. We experienced no liquidity issues and, in fact, the FHLBank System’s short-term borrowing costs during the first nine months of 2009 maintained a very favorable spread relative to LIBOR and U.S. Treasury obligations as compared to other AAA-rated debt issuers. As reflected in Tables 4 and 6, the FHLBank’s net interest spreads improved during 2009 as higher cost debt matured and was replaced in this low-cost debt environment. The current favorable short-term borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) as financial market conditions stabilize, the Federal Reserve Board’s Agency debt purchase program under the FOMC quantitative easing ceases and the flight to quality subsides.

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. In conjunction with the early adoption of Financial Accounting Standards Board’s (FASB) other-than-temporary impairment guidance in accordance with Finance Agency guidance received on April 28, 2009 (see “Recent Developments” under this Item 2), the FHLBank changed its policy relating to accounting for other-than-temporary impairment of investments in the first quarter of 2009. In the third quarter 2009, we changed the technique for fair valuing the FHLBank’s MBS.

Accounting for Other-than-temporary Impairment of Investments: The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in U.S. residential real estate values have increased the level of credit risk to which the FHLBank is exposed in its investments in mortgage-related securities, primarily private-label MBS. The FHLBank’s investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate and difficult conditions in the credit markets, the FHLBank closely monitors the performance of its investment securities classified as held-to-maturity on at least a quarterly basis (or more frequently if a loss-triggering event occurs, such as a material downgrade by the rating agencies) to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

When the fair value of a debt security is less than its amortized cost as of the balance sheet date, an entity is required to assess whether: (1) it has the intent to sell the debt security; or (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized.

If the present value of cash flows expected to be collected is less than the amortized cost basis of the security, the entire amortized cost basis of the security will not be recovered, and an OTTI is considered to have occurred. The FHLBank considers whether or not it will recover the entire amortized cost of the security by comparing the present value of its best estimate of the cash flows expected to be collected from the security with the amortized cost basis of the security. Beginning in the first quarter of 2009, to ensure consistency in determination of the OTTI for investment securities among all FHLBanks, the FHLBanks began using the same key modeling assumptions for purposes of their cash flow analysis. Private-label MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing markets. See additional discussion regarding the projections and assumptions in Note 4 of the Notes to the Financial Statements included under Item 1 – “Financial Statements.” The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security.

For certain private-label MBS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, management evaluates other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, LTV ratios, delinquency and foreclosure rates, geographic concentrations and the security’s past performance.

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the FHLBank does not intend to sell the debt security, nor is it more likely than not that the FHLBank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the presentation and amount of the OTTI recognized in the Statements of Income has changed. In these instances, the OTTI is separated into: (1) the amount of the OTTI related to the credit loss; and (2) the amount of the OTTI related to all other factors. If the FHLBank’s analysis of expected cash flows results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. If the FHLBank determines that an OTTI exists, it accounts for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of estimated future cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). See additional discussion regarding the recognition and presentation of OTTI in Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” and Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”

Fair-value determinations. In an effort to achieve consistency among all of the FHLBanks, the FHLBanks formed the MBS Pricing Governance Committee, which was responsible for developing a fair value methodology for MBS that all FHLBanks could adopt. In this regard, the FHLBank changed the valuation technique used to estimate the fair value of MBS during the quarter ending September 30, 2009. Under the methodology approved by the MBS Pricing Governance Committee, of which FHLBank Topeka is an active participant, the FHLBank requests prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the common methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for MBS CUSIPs held in common with other FHLBanks are reviewed for consistency. In adopting this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. This change in valuation technique was not a significant change and is similar to our prior price verification process; furthermore, it did not have a significant impact on the FHLBank’s estimated fair values of its MBS.

Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Developments
Finance Agency Publishes Proposed Rule on the Board of Directors of the Federal Home Loan Bank System Office of Finance. On August 4, 2009, the Finance Agency published a notice of proposed rulemaking which recommended changes to the size and structure of the Office of Finance board of directors and how the Office of Finance board exercises oversight over the process for preparing the FHLBank System’s combined financial reports. Under the proposal, the Office of Finance board of directors would be composed of 15 to 17 part-time members, including the 12 FHLBank presidents and three to five independent directors. In addition, the proposed rule would amend the composition of the Audit Committee, which would be composed solely of the independent directors of the Office of Finance board of directors. Furthermore, the proposed rule would provide the Audit Committee the responsibility for overseeing the Office of Finance’s preparation of accurate financial reports, including selection and appointment of the Office of Finance’s internal and external auditors. Finally, the proposed rule would give the Audit Committee responsibility for ensuring the FHLBanks adopt consistent accounting policies and procedures. Comments on the proposed rule were initially due October 5, 2009. On October 2, 2009, the Finance Agency published an extension of the comment period in the Federal Register, making comments on the proposed rule due November 4, 2009.

Finance Agency Publishes Final Rule Concerning the Nomination and Election of Directors. On September 26, 2008, the Finance Agency published an interim final regulation to implement the provisions of the Housing and Economic Recovery Act concerning the nominations, balloting, voting and reporting of results for director elections. On October 7, 2009, the Finance Agency published a final rule concerning the nomination and election of directors. The final rule is similar to the interim final rule, but makes the following substantive changes:
▪	Requires the board of directors of each FHLBank annually to determine how many of its independent directorships should be designated as public interest directorships.
▪	Sets forth new provisions for filling a vacancy on the board of directors.
▪
Amends the election requirement for independent directors. The interim final rule provided that an independent director nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. The final rule provides that if an FHLBank’s board of directors nominates only one person for each directorship, receipt of 20 percent of the eligible votes by that nominee is required for that nominee to be elected. If, however, an FHLBank’s board of directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then there is no minimum vote count requirement and the person with the highest number of votes will be declared elected.

▪	Clarifies the requirements for subsequent elections in the event an independent director cannot be elected based on the failure to meet the 20 percent requirement.
The final rule became effective on November 6, 2009.

SEC Publishes Proposed Rule Amending the Rules Governing Money Market Funds. On July 8, 2009, the SEC published a proposed rule, which proposed amendments to the rules governing money market funds under the Investment Company Act. The proposed amendments would tighten the risk-limiting conditions of rule 2a-7 by requiring funds to maintain a portion of their portfolios in instruments that can be readily converted to cash, reduce the weighted average maturity of portfolio holdings and limit funds to investing in the highest quality portfolio securities. The proposed rule excludes FHLBank discount notes from the proposed definitions of “daily liquid assets” and “weekly liquid assets,” which may restrict the investment alternatives available to money market funds and may hinder our ability to obtain the liquidity needed to meet certain obligations. Comments on the proposed rule were due by September 8, 2009.

U.S. House Agriculture and Financial Services Committees Pass Over-the-Counter Derivatives Markets Act of 2009. On October 13, 2009, the House Agriculture Committee passed the Over-the-Counter Derivatives Markets Act of 2009. On October 15, 2009, the House Financial Services Committee passed similar legislation. The legislation as currently written would require swap dealers and major swap participants to register with the Commodity Futures Trading Commission (CFTC) and to be subject to the CFTC’s regulations. If passed, the legislation could impact our operations depending on its final form and applicability.

FDIC Extends Transaction Account Guarantee Program and Charges Risk-Based Assessments. On June 30, 2009, the FDIC published a notice of proposed rulemaking that presented alternatives for phasing out the Transaction Account Guarantee (TAG) program, a component of the Temporary Liquidity Guarantee Program (TLGP), which provides FDIC guarantees for all funds held at participating banks in qualifying non-interest bearing transaction accounts. On September 1, 2009, the FDIC published a final rule extending the TAG program with a modified fee structure, which extends the TAG program for six months until June 30, 2010. Each insured depository institution that participates in the extended TAG program will be subject to increased fees during the extension period for the FDIC’s guarantee depending on the entity’s risk category, but participating entities had an opportunity to opt out of the extended TAG program until November 2, 2009. The final rule became effective October 1, 2009.

FDIC Proposes Rulemaking for Concluding the Debt Guarantee Program. On September 16, 2009, the FDIC published a notice of proposed rulemaking that presented alternatives for phasing out the Debt Guarantee Program (DGP), a component of the TLGP, which provides FDIC guarantees of certain senior unsecured bank debt. On October 23, 2009, the FDIC published a final rule amending the DGP to provide for the establishment of a limited six-month emergency guarantee facility. Under the rule, for most insured depository institutions and other entities participating in the DGP, the DGP concluded on October 31, 2009 with the FDIC’s guarantee expiring no later than December 31, 2012. To the extent certain entities become unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances, the emergency guarantee facility will be available on an application basis. If the application is approved, the FDIC will guarantee the applicant’s senior unsecured debt issued on or before April 30, 2010. The final rule became effective October 23, 2009.

Changes in Financial Markets and Economic Conditions
The ongoing U.S. and global economic downturns evidenced by the disruption in the U.S. and international financial markets, legislative and regulatory actions related to the bailout of the U.S. financial system and guarantees of financial institutions by foreign governments, and the continuing deterioration of the U.S. housing market have impacted the FHLBank in various ways. The impacts of these developments on the FHLBank are discussed throughout this Form 10-Q. Additionally, please see our “Risk Factors” described in Item 1A of our annual report on Form 10-K for a description of the risks related to the disruption in the capital and credit markets and other economic factors and their associated implications.

There were no additional material changes to the previously disclosed recent developments during the quarter ending September 30, 2009.

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

The FHLBank’s duration of equity for recent quarter end dates is indicated in Table 43.

Table 43

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2009	1.2	1.0	2.6	1.7	-0.9
06/30/2009	-1.2	-0.2	3.8	12.2	1.0
03/31/2009	-2.2	0.0	3.6	11.6	-1.6
12/31/2008	3.2	5.9	7.8	11.3	-0.3
09/30/2008	-0.4	-0.3	1.1	2.9	2.6

The DOE for September 30, 2009 of +2.6 in the base case scenario has declined significantly from December 31, 2008, but remains just outside management’s typical target operating range of ±2.5. When comparing December 31, 2008 with September 30, 2009, the DOE in the base case and the +/- 200 basis point instantaneous shock scenarios decreased primarily because of asset/liability actions taken by management, a continued improvement in market prices of MBS investments of the FHLBank and the increase in mortgage prepayment projections that effectively shortened the duration of the MBS portfolios. The primary, and most significant duration factor, was the action taken by management through the issuance of longer term callable fixed rate consolidated obligations to replace callable debt that was in-the-money at December 31, 2008, subsequently called and replaced with new callable debt. The interest rates on the called debt that was replaced were higher than current replacement rates, so the debt effectively had no duration at the time it was replaced. This course of asset/liability action to replace called debt with longer term callable fixed rate consolidated obligations increased the duration of liabilities, thus decreasing the duration of equity by positioning the FHLBank’s balance sheet to be less asset sensitive. Further, the interest rate cap portfolio that provides a hedge of the embedded caps in the variable rate MBS investment portfolio, lengthened significantly as long-term interest rates rose (e.g., resulting in a steeper yield curve during 2009) and cap related volatility increased during the period. This duration lengthening is the result of the caps gaining value as the effective caps become more likely to be in the money (a steeper yield curve generally indicates higher short-term rates being expected in the future). In addition, the projection of mortgage prepayments continued to be elevated as the Federal Reserve expanded its mortgage purchase initiative, originally announced in November 2008, from the $500 billion target to a total of $1.25 trillion in March 2009.This mortgage purchase initiative has been effective in keeping mortgage rates relatively low and continues to provide refinancing opportunities for qualifying homeowners. Potential prepayments are typically modeled on a lag basis of two to three months to represent the time-period required to process prepayments. This elevated rate of prepayment projections effectively shortened the duration of the FHLBank’s MBS portfolio, as did the continued improvement in MBS pricing. The improvement in MBS pricing reverses the trend of constant price declines during most of 2008 and shortens the duration of the MBS portfolio as an improved price causes the denominator of the duration calculation to become larger, thus causing the duration to decrease. While we monitor and manage to the DOE base and ±200 basis point instantaneous shock scenarios for asset/liability and risk management purposes, we also compute and report the ±100 basis point instantaneous shock scenarios as another indication of the FHLBank’s risk profile. The atypical long DOE results in the down 100 basis point instantaneous shock scenario as of December 31, 2008, March 31, 2009 and June 30, 2009 have been isolated to a model assumption within the mortgage valuation model utilized by the FHLBank. As noted in Table 43, the DOE measurements experienced a fairly dramatic movement beginning on December 31, 2008. During the fourth quarter of 2008, the interest rate environment experienced a significant decline where three-month LIBOR declined nearly 263 bps between September 30, 2008 and December 31, 2008. This market shift caused the interest rate model to generate interest rate scenarios that were considerably different from interest rate scenarios generated when rates were more normalized. When deriving valuations using these low market rate driven interest rate paths, the pricing and risk profiles showed inconsistencies not only in the base scenarios, but also in the downward shock scenarios. This low rate environment is considered a qualifying event that required a modeling assumption change to the speed at which the various interest rate paths generated in the model revert to the mean. This mean reversion adjustment serves to temper the large variations in the derived rate paths and produces a price and risk measurement profile that is considered more reasonable and conforms more consistently with management’s expectations of the overall risk profile of the balance sheet. The mean reversion adjustment was used by the FHLBank to generate the DOE measurements in Table 43 as of September 30, 2009.

When comparing September 30, 2008 with September 30, 2009, the DOE in the base case and the up 200 basis point instantaneous shock scenario increased and the DOE in the down 200 basis point instantaneous shock scenario decreased. This shifting in DOE movements from the respective durations of the investment and funding portfolios is magnified by the significant decline in capital during the period (see Table 1 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). This decline in capital caused the respective portfolio equity-based weightings to shift quite dramatically, leading to an equity compositional reallocation. For instance, the base case non-swapped fixed rate bullet bond portfolio’s absolute duration was similar on September 30, 2008 as it was on September 30, 2009. However, the market value of non-swapped fixed rate bullet bonds outstanding decreased by roughly four percent, which should lead to a decrease in total liability weighting; nevertheless, with the loss of capital, the weighting for the portfolio increased by roughly 42 percent. This magnification leads to an increase in total liability weighting and the impact to duration of equity was a significant net increase in liability duration, even though the absolute duration of the portfolio changed by only a small margin. This DOE magnification changes the context with how the respective portfolio durations impact the DOE results. However, as mentioned above, the increased MBS prepayment projections and the improved MBS pricing should have caused an across-the-board asset duration shortening, but with the weighting shift, the MBS became a greater percentage of overall assets, therefore the DOE impact of MBS actually increased. Additionally, the balances of the MPF program continue to increase and even though the duration for the period decreased slightly, partially due to continued price appreciation, the overall impact to DOE was a significant increase since the weighting of the portfolio increased nearly 79 percent.

The DOE for the down 200 basis point instantaneous shock scenario decreased by a fairly wide margin when comparing September 30, 2008 with September 30, 2009. This decline in duration was primarily the result of the dramatic shift in interest rates during the period as discussed below. With the magnitude of the yield curve decline, short-term instrument valuations in the down 200 basis point instantaneous shock scenario are derived using a valuation curve that is technically floored at zero. As discussed above, under low rate environments, the model effectively floors interest rates at zero through the implementation of a zero boundary constraint. With this zero boundary implementation, the duration of short-term instruments approach zero. Reviewing the duration calculation, the larger the value change between interest rate scenarios, the larger the duration since the measurement is capturing the sensitivity of valuations to changes in rates. The inverse then would conclude that with small or no change in value, the duration result would approach zero. With the low absolute level of the short-term interest rates, shocking the curve down 200 basis points would trigger the zero boundary constraint. This scenario would introduce little-to-no value change in the short-term instruments since no change in the valuation curve occurs. Reviewing the composition of liabilities on the balance sheet, a large portion are short-term discount notes that under the zero boundary regime would have a zero duration. In addition, the assets also experienced a reduction in overall duration primarily driven by increased prepayment projections. The net impact of the contributing factors was a decrease in DOE.

During the past year, interest rates have declined significantly. However, the shape of the U.S. Treasury interest rate curve steepened as short-term rates (two years or less) fell at a faster rate than longer-term U.S. Treasury rates. Along with the decrease in interest rates, volatility of interest rates, which tends to increase the FHLBank’s risk exposure to the caps embedded in adjustable rate MBS/CMOs, continues to be at relatively high levels. During the first nine months of 2009, FHLBank management issued long-term, short lock-out, fixed rate callable consolidated obligations. The long duration of these consolidated obligations helps offset the extension in the duration of the FHLBank’s assets and thus helps ensure that DOE remains within the approved limits, especially in the up shock scenario. The short lock-out period reduces the amount of time the FHLBank has to wait before being able to call the bonds and consequently helps protect against any significant shortening in the duration of assets caused by an increase in prepayment speeds on the FHLBank’s fixed rate MBS/CMO and mortgage loan portfolios. The FHLBank’s current and past purchases of interest rate caps and floors tends to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates or more simply stated it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, it means that its price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening, or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of the FHLBank’s mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. The FHLBank seeks to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity which offsets some or all of the negative convexity risk in its assets. While current capital market conditions make it much more challenging to manage the FHLBank’s market risk position, we continue to take measured asset/liability actions to stay within established policy.

However, as noted in Table 43, the base DOE for the December 31, 2008, exceeded management’s typical target operating range, but also exceeded the approved 5.0 DOE threshold as established in the RMP. As referred to previously, the in-the-money callable debt and abnormally depressed private-label MBS prices are the primary causes for this distortion of this risk metric. Note that depressed MBS prices naturally alter the duration calculation by introducing a smaller market value as the denominator. This abnormally small denominator results in a higher duration. Again, with the improved MBS prices and the issuance of callable consolidated obligations to replace called consolidated obligations during the first nine months of 2009, the FHLBank’s DOE decreased. Management continues to actively monitor the FHLBank’s DOE position and the mortgage market environment for acceptable future asset/liability management actions.

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

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.2 months and 2.9 months at September 30, 2009 and December 31, 2008, respectively. The decrease in duration gap during the first nine months of the year was primarily the result of an increase in the duration of liabilities through the issuance of long-term callable fixed rate consolidated obligations and the decrease in duration of the MBS portfolio as discussed previously.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. However, MVE should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. The FHLBank generally maintains a MVE within limits specified by the Board of Directors in the RMP. As of September 18, 2009, the Board of Directors amended the RMP to measure the FHLBank’s market value risk in terms of the MVE in relation to the FHLBank’s total regulatory capital stock outstanding (TRCS). The RMP previously calculated this metric relative to the book value of equity (BVE) and stipulated that the ratio of MVE to BVE be not less than 85 percent in the base scenario or 80 percent under a ±200 basis-point instantaneous shock in interest rates. TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative using the TRCS is a more reasonable measure because it reflects the market value of the FHLBank relative to the book value of its capital stock. The amended RMP stipulates that MVE shall not be less than 85 percent of the FHLBank’s TRCS under the base case scenario or 80 percent under a ±200 basis-point instantaneous parallel shock in interest rates. Table 44 present market value of equity as a percent of total regulatory capital stock as of September 30, 2009 as well as information for previous periods for comparability. As of September 30, 2009, all scenarios are well within the specified limits as described above.

Table 44

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2009	103	103	104	107	108
06/30/2009	96	95	95	106	113
03/31/2009	88	87	89	99	100
12/31/2008	72	75	80	94	95
09/30/2008	99	99	100	102	107

The increase in each of the MVE/TRCS ratios during the period ending September 30, 2009, is primarily the result of the continued improvement in MBS prices and growth in the FHLBank’s retained earnings. These two factors are also the primary contributors to the increasing trend in the MVE/TRCS ratios reflected in Table 44 for each quarter during 2009. Likewise, the drop in the MVE/TRCS ratio from September 30, 2008 to December 31, 2008, is primarily attributable a significant decrease in MBS prices coupled with a decrease in retained earnings as a result of a loss for the fourth quarter of 2008.

Although there were some improvements in the price of some of the FHLBank’s MBS/CMOs during the first nine months of 2009, unrecognized losses on the FHLBank’s held-to-maturity MBS/CMO portfolios continued to exist as MBS prices remained depressed. The mortgage market disruptions have caused the FHLBank’s estimated fair values on its MBS/CMOs to fall below amortized cost on a large number of the FHLBank’s individual securities, particularly the private-label MBS/CMOs. The fair values of certain private issue MBS/CMOs continued to decline during the first nine months of 2009, but not as dramatically as the declines during 2008. On average, however, the average fair values of the FHLBank’s private issue MBS/CMOs have trended up during 2009 as reflected in Table 24. While fluctuations in interest rates and security fair values occur during the normal course of the FHLBank’s asset/liability management, the current financial market disruptions have had significant negative impacts on the estimated fair values of the FHLBank’s MBS/CMOs. For private-label MBS securities, the FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. As a result of security-level evaluations, the FHLBank determined that eight private-label MBS were other-than-temporarily impaired as of September 30, 2009 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. For the remainder of the FHLBank’s private-label MBS/CMOs: (1) the FHLBank does not intend to sell the securities; (2) it is not more likely than not that the FHLBank will have to sell the securities before anticipated recovery; and (3) no credit loss has been considered to occur; and thus, the decline in fair value is considered temporary.

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding section. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. Prior to July 1, 2008, interest rate swap relationships meeting stringent criteria and qualifying for shortcut fair value hedge accounting were designated as such. Since July 1, 2008, all hedging relationships qualifying for fair value hedge accounting have been designated as long haul hedges. For all new hedging relationships, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used are effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses rolling regression analyses to assess the effectiveness of its long haul hedges. See Note 7 – Derivatives and Hedging Activities in the quarterly footnotes for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 45 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of September 30, 2009 (in thousands):

Table 45

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$49,000	$0	$49,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	1,259,000	0	0	1,259,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,387,434	0	0	2,387,434
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	12,100	0	0	12,100
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,465,872	0	0	5,465,872
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,521,887	0	0	1,521,887
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,345,733	0	6,345,733
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	58,765	58,765
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	580,824	0	0	580,824
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	3,620,000	0	0	3,620,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	710,000	0	0	710,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	335,000	0	0	335,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,420,000	0	0	5,420,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	1,920,000	0	0	1,920,000
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	2,577,000	0	0	2,577,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	703,900	0	0	703,900
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	212,000	98,000	0	310,000
TOTAL			$26,725,017	$6,792,733	$58,765	$33,576,515

Table 46 presents the fair value (fair value includes net accrued interest receivable or payable on the derivative) of derivative instruments by risk and by type of instrument used to address the noted risk as of September 30, 2009 (in thousands):

Table 46

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$61	$0	$61
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut	(81,950)	0	0	(81,950)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(74,678)	0	0	(74,678)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(164)	0	0	(164)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(418,960)	0	0	(418,960)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(173,916)	0	0	(173,916)
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	91,397	0	91,397
Floors hedging duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	21,669	0	21,669
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	509	509
Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	5,202	0	0	5,202
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	8,406	0	0	8,406
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	24,040	0	0	24,040
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut	14,739	0	0	14,739
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	110,870	0	0	110,870
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut	180,387	0	0	180,387
Interest rate risk associated with fixed rate callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	17,252	0	0	17,252
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	2,939	0	0	2,939
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	105	0	0	105
TOTAL			$(385,728)	$113,127	$509	$(272,092)

Table 47 presents the notional amount of derivative instruments by risk and by type of instrument used to address the noted risk as of December 31, 2008 (in thousands):

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

Changes in Internal Control over Financial Reporting. There were no changes in the FHLBank’s internal control over financial reporting during the quarter ending September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The FHLBank is not currently aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the FHLBank is a party or of which any of its property is the subject.

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

3.2	Exhibit 3.2 to the current report on Form 8-K, filed October 22, 2008, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the quarterly report on Form 10-Q, filed August 12, 2009, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

Date: November 12, 2009	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: November 12, 2009	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer