Form 10-K
period 2009-12-31
Federal Home Loan Bank of Topeka
filed 2010-03-25
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 03/24/2010
Class A Stock, par value $100	3,118,838
Class B Stock, par value $100	13,339,461

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” or other variations on these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to: legislative and regulatory actions or changes; future economic and market conditions; changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System; effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements; the effects of amortization/accretion; gains/losses on derivatives or on trading investments; the volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1); pricing of various mortgage finance products under the MPF Program by the MPF Provider since the FHLBank has only limited input on pricing through our participation on the MPF Governance Committee; and adverse developments or events affecting or involving other FHLBanks, housing GSEs or the FHLBank System in general. For additional information regarding these and other risks, see Item 1A – “Risk Factors.”

All forward-looking statements contained in this Form 10-K are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on such forward-looking statements, since the statements speak only as of the date that they are made and the FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward-looking statement for any reason.

1   "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

PART I

Item 1: Business

General
One of 12 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). The FHLBank’s primary business is making collateralized loans and providing other banking services to member institutions and certain qualifying non-members (housing associates). The FHLBank is a cooperative owned by its members and is generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees and board of directors. The FHLBank is exempt from federal, state and local taxation except real property taxes. The FHLBank does not have any wholly- or partially-owned subsidiaries and the FHLBank does not have an equity position in any partnerships, corporations or off-balance sheet special purpose entities.

Since July 30, 2008, the FHLBank has been supervised and regulated by the Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government. Prior to July 30, 2008, the Federal Housing Finance Board (Finance Board) supervised and regulated the FHLBanks. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

All federally insured depository institutions and insurance companies whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to become members of the FHLBank. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance. CFIs are defined in the Housing and Economic Recovery Act (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2009, this asset cap was $1.0 billion.

Members of the FHLBank are required to purchase capital stock in the FHLBank as a condition of membership and only members are permitted to purchase capital stock. All FHLBank capital stock transactions are governed by its capital plan, which was developed under, is subject to and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of the outstanding capital stock of the FHLBank and may receive dividends on that stock. Former members own capital stock so long as they have outstanding business transactions with the FHLBank. A member must own capital stock in the FHLBank based on the amount of the member’s assets and the level of business activities it engages in with the FHLBank. As a result of these stock purchase requirements, the FHLBank conducts business with related parties in the normal course of its business. For disclosure purposes, the FHLBank includes in its definition of a related party any member institution (or successor) of the FHLBank that is known to be the beneficial owner of more than 5 percent of any class of FHLBank voting securities and any person who is, or at any time since the beginning of the FHLBank’s last fiscal year was, a director or executive officer of the FHLBank, among others. Information on business activities with related parties is provided in Tables 100 and 101 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

The FHLBank may create customized advances on request including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Note 9 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 78 through 81 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

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

Table 1 summarizes the FHLBank’s advances outstanding by product as of December 31, 2009 and 2008 (in thousands):

Table 1

	December 31, 2009		December 31, 2008
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$861,657	4.0%	$7,810,283	22.3%
Short-term fixed rate advances	663,951	3.0	5,508,972	15.7
Regular fixed rate advances	6,204,777	28.4	7,379,766	21.1
Fixed rate callable advances	12,100	0.1	67,000	0.2
Fixed rate amortizing advances	654,896	3.0	645,972	1.9
Fixed rate callable amortizing advances	6,645	0.0	2,954	0.0
Fixed rate convertible advances	5,060,772	23.2	5,759,422	16.5
Adjustable rate advances	170,000	0.7	496,230	1.4
Adjustable rate callable advances	7,275,800	33.3	6,296,340	18.0
Customized advances:
Advances with embedded caps or floors	109,000	0.5	95,000	0.3
Standard housing and community development advances:
Regular fixed rate advances	391,461	1.8	504,754	1.4
Fixed rate callable advances	11,300	0.1	0	0.0
Fixed rate amortizing advances	394,789	1.8	388,940	1.1
Fixed rate callable amortizing advances	594	0.0	635	0.0
Adjustable rate callable advances	11,917	0.1	28,505	0.1
Fixed rate amortizing advances funded through the Affordable Housing Program (AHP)	10	0.0	14	0.0
TOTAL PAR VALUE	$21,829,669	100.0%	$34,984,787	100.0%

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
▪
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage government-sponsored enterprises (GSEs) [including, without limitation, mortgage-backed securities (MBS) issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae)];

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

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions, but also includes potential credit risk exposure to three housing associates. Table 2 presents information on the FHLBank’s five largest borrowers as of December 31, 2009 and 2008 (in thousands). If the borrower was not one of the five largest borrowers for one of the periods presented, the applicable columns are left blank. The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances.

Table 2

			December 31, 2009		December 31, 2008
Borrower Name	City	State	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	Oklahoma City	OK	$3,500,000	16.0%	$5,019,600	14.3%
Capitol Federal Saving Bank	Topeka	KS	2,426,000	11.1	2,596,000	7.4
Security Life of Denver Ins. Co.	Denver	CO	1,500,000	6.9	2,825,000	8.1
Pacific Life Insurance Co.	Omaha	NE	1,500,000	6.9	1,650,000	4.7
Security Benefit Life Insurance Co.1	Topeka	KS	1,259,330	5.8
U.S. Central Federal Credit Union2	Lenexa	KS			5,370,000	15.4
TOTAL			$10,185,330	46.7%	$17,460,600	49.9%
__________
1
Security Benefit Life Insurance Co. has received the following rating downgrades: CCC by Fitch Ratings (Fitch) as of June 1, 2009; B by A.M. Best Company as of February 27, 2009; and BB by S&P as of February 24, 2009 (placed on CreditWatch Negative on June 9, 2009). Moody’s downgraded Security Benefit Life Insurance Co. to Baa3 on October 8, 2008 and subsequently withdrew its rating. On February 16, 2010, subsequent to the announcement of the agreement for Guggenheim Partners, LLC to acquire Security Benefit Corporation, holding company for Security Benefit Life Insurance Co., S&P revised the CreditWatch status of its BB counterparty credit and financial strength ratings on Security Benefit Life Insurance Co. to positive from negative. On February 17, 2010, Fitch placed the CCC rating for Security Benefit Life Insurance Co. on Rating Watch Positive. On February 19, 2010, A.M. Best Company placed Security Benefit Life Insurance Co. under review with positive implications.

2
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to redeem its excess stock and the FHLBank repurchased all but its membership stock of $1 million as of March 31, 2009. U.S. Central Federal Credit Union continues to have occasional advance activity with the FHLBank but all activity has been short-term and was repaid as of December 31, 2009.

Table 3 presents the interest income associated with the five borrowers with the highest interest income for the years ended December 31, 2009 and 2008 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 3

			2009		2008
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Saving Bank	Topeka	KS	$96,404	15.7%	$122,066	10.7%
Pacific Life Insurance Co.	Omaha	NE	28,321	4.6	56,042	4.9
TierOne Bank	Lincoln	NE	24,723	4.0
American Fidelity Assurance Co.	Oklahoma City	OK	19,247	3.1
Security Life of Denver Ins. Co.	Denver	CO	17,639	2.9	91,122	7.9
MidFirst Bank	Oklahoma City	OK			146,534	12.8
U.S. Central Federal Credit Union	Lenexa	KS			102,613	9.0
TOTAL			$186,334	30.3%	$518,377	45.3%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.

Investments
The FHLBank maintains a portfolio of investments for liquidity and income purposes and to invest its capital within the established statutory and regulatory limits. The FHLBank maintains a portfolio of short-term loans to and investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit, bank notes and commercial paper. The FHLBank maintains a longer-term investment portfolio, which includes securities issued by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS that carry the highest ratings from Moody’s, Fitch or S&P at date of acquisition.

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
▪
Whole mortgages or other whole loans other than: (1) those acquired under the FHLBank’s MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally-Recognized Statistical Rating Organization (NRSRO); (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the Bank Act; and

▪	Non-U.S. dollar denominated securities.

The Finance Agency limits the FHLBank’s total investment in MBS by requiring that the total book value of MBS owned by the FHLBank not exceed 300 percent of the FHLBank’s previous month-end total regulatory capital on the day it purchases the securities. The definition of total regulatory capital for the MBS limitation includes mandatorily redeemable capital stock, which is reclassified as a liability under generally accepted accounting principles in the United States of America (GAAP), but excludes accumulated other comprehensive income. Under Finance Board Resolution 2008-08, the FHLBanks were granted temporary authority to increase MBS up to 600 percent of previous month-end total regulatory capital under specific conditions. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for further discussion of Finance Board Resolution 2008-08 and actions taken by the FHLBank. The FHLBank is prohibited from purchasing:
▪	Interest-only or principal-only stripped MBS, CMOs, real estate mortgage investment conduits (REMICs) and eligible ABS;
▪	Residual-interest or interest-accrual classes of CMOs, REMICs and eligible ABS; and
▪
Fixed rate MBS, CMOs, REMICs and eligible ABS, or floating rate MBS, CMOs, REMICs and eligible ABS that on the trade date are at rates equal to their contractual cap or that have average lives which vary by more than six years under an assumed instantaneous interest rate change of 300 basis points (bps).

Mortgage Loans Held for Portfolio
The FHLBank purchases or funds various mortgage products from or through its members under the MPF Program. Under the MPF Program, the FHLBank invests in qualifying five- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. Based upon members’ preferences, they may elect to retain or sell servicing rights. Subsequent to any primary mortgage insurance (PMI), the FHLBank and the member share in the credit risk of the loans with the FHLBank assuming the first layer of loss coverage as defined by the First Loss Account (FLA). The member assumes mortgage loan losses in excess of the FLA up to the amount of the credit enhancement obligation (CE obligation) as specified in a master commitment agreement for each pool of mortgage loans purchased from the member. Any losses in excess of the FLA and the CE obligation will be the responsibility of the FHLBank. All loss allocations among members and the FHLBank are based upon specific pools of loans covered by each master commitment agreement between the two parties. Members’ CE obligations must be fully collateralized with assets considered acceptable by FHLBank policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

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

▪
A maximum loan-to-value ratio (LTV) of 95 percent is permitted, except for FHLBank approved AHP mortgage loans which may have LTVs up to 100 percent (but may not exceed 105 percent total LTV, which compares the property value to the total amount of all mortgages outstanding against a property) and Government MPF Loans, which may not exceed the LTV limits established by the FHA, VA, HUD Section 184 and USDA Guaranteed Rural Housing (GRH) Section 502;

▪
For each conventional mortgage, which has an LTV of more than 80 percent, standard mortgage insurance issued by an MPF-approved mortgage insurer with no lower than a “AA-” rated claims paying ability assigned by S&P is required;

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

A participating member is referred to as a Participating Financial Institution (PFI). Each PFI deals directly with the FHLBank in offering individual or pools of eligible mortgage loans for sale to or funding through the FHLBank under the MPF Program. The FHLBank in turn may purchase or fund some or all of the eligible loans and may offer participations in these mortgage loans to other MPF FHLBanks. The FHLBank has not sold any participation interests in MPF loans to any other FHLBank for the three-year period ended December 31, 2009. Securitized loan pools are not acceptable mortgage assets under the MPF Program. Every PFI provides a measure of credit-loss protection to the FHLBank on mortgage loans generated by the PFI through the MPF Program. In return, the PFI receives a credit enhancement fee (CE fee), which is paid to the PFI monthly based upon the unpaid principal balance of MPF loans outstanding. The credit risk of the mortgage loans is managed by distributing potential credit losses into certain layers and allocating that risk between the borrower, and if applicable, private mortgage insurers, the FHLBank and the PFI.

Under the MPF Program, the first layer of potential credit loss is absorbed by the borrower’s equity in the real estate securing the loan. As is customary for conventional mortgage loans, PMI is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the borrower’s equity layer, including any PMI, are absorbed by the FHLBank up to the FLA predefined limit for each pool of mortgages covered by a master commitment agreement. If losses beyond the FLA layer are incurred for a pool, they are absorbed by the PFI through the CE obligation for that pool provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by the PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the PFI receives monthly CE fees from the FHLBank. The size of each PFI’s CE obligation for a master commitment agreement is calculated on the pool of mortgage loans sold under the MPF Program by the PFI in such a way that the FHLBank is in a position equivalent to that of an investor in a AA-rated MBS. The CE obligation of the PFI and the CE fee paid by the FHLBank are integral parts of the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. The actual loss allocation between each PFI and the FHLBank is based upon the specific pool of mortgage loans covered by each master commitment agreement between the two parties.

Since the inception of the MPF Program, the FHLBank has incurred credit losses on MPF loans that are well below national averages. Credit losses under the FLA are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss and how the components of the loss are recognized. Under the FLA, a credit loss is the difference between the recorded loan value and the total proceeds received from the sale of an MPF property after paying any associated expenses. The credit loss is recognized upon sale of the mortgaged property. For financial reporting purposes, when an MPF loan is deemed a loss loan, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Other Real Estate Owned (OREO) expenses in the current period.

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

The FHLBank currently has loans or loan commitments under various product types designated as Original MPF, MPF 100, MPF 125, MPF Plus and Original MPF for Government Loans, which are described below:
▪
Under Original MPF (closed loans), the first layer of shared loss is absorbed by the FHLBank’s FLA. The FLA for this product increases monthly based upon a percentage of the unpaid principal of outstanding mortgage loans (four bps per annum) over the life of a master commitment agreement for the applicable pool of loans. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. Any loan losses beyond the first two shared loss layers for each master commitment are absorbed by the FHLBank;

▪
Under MPF 100 (table funded loans), the first layer of shared loss is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 bps) of the aggregate principal balance of the loans funded. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. Any loan losses beyond the first two shared loss layers are absorbed by the FHLBank;

▪
Under MPF 125 (closed loans), the first layer of shared loss is absorbed by the FHLBank’s FLA, which is equal to 1.0 percent (100 bps) of the aggregate principal balance of the loans funded. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. Any loan losses beyond the first two shared loss layers are absorbed by the FHLBank;

▪
Under MPF Plus (closed loans), the first layer of shared loss is absorbed by the FHLBank’s FLA, which is equal to a specified percentage of the aggregate principal balance of loans in the pool as of the sale date. The second shared loss layer is absorbed by the PFI’s CE obligation for that master commitment. The PFI meets all or a portion of its CE obligation through a supplemental mortgage insurance (SMI) policy. Additional losses not covered by the FLA, the SMI policy or any remaining PFI CE obligation not covered by the SMI are absorbed by the FHLBank; and

▪
Under Original MPF for Government Loans (closed loans), the loans are insured or guaranteed by the FHA, VA, HUD or RHS. This product has no FLA or CE obligation. The PFI is responsible for all unreimbursed servicing expenses.

For all of the above MPF products except Original MPF for Government Loans, the PFI’s CE obligation is calculated to provide a second loss credit enhancement up to a “AA” rating equivalent for the pool of mortgages. As mentioned previously, any loss allocation between each PFI and the FHLBank is based upon the specific pool of loans covered by each master commitment between the two parties.

Table 4 includes the percentage of principal outstanding balance by each MPF product in the FHLBank’s MPF loan portfolio as of December 31, 2009, 2008 and 2007:

Table 4

	12/31/2009	12/31/2008	12/31/2007
Original MPF	58.0%	56.2%	52.1%
MPF 100	5.4	4.4	0.8
MPF 125	15.4	17.5	21.0
MPF Plus	11.5	15.4	22.4
Original MPF for Government Loans	9.7	6.5	3.7
TOTAL	100.0%	100.0%	100.0%

The FHLBank’s FLA for an Original MPF product master commitment is initially zero on the day the first MPF loan is purchased, but increases monthly based on the unpaid principal balance. The monthly addition is calculated by taking the unpaid principal balance of loans on the FHLBank’s books (prorated) at the end of the month multiplied by four bps and dividing that product by 12. This calculation is completed for each master commitment. Master commitments are generally considered loan pools for the purposes of FLA, credit enhancements and loan loss allocations. The FHLBank’s FLA for the MPF 100 and MPF 125 product master commitments is calculated by taking 100 bps times the loan amount funded or purchased. In the event of a loss on the sale of a foreclosed property, the FHLBank’s FLA absorbs losses after the coverage provided by the borrower’s equity in the property and PMI, if applicable. The FHLBank’s final exposure to risk in each of the MPF products listed, except Original MPF for Government Loans, is subject to the amount of CE obligation borne by the PFI for the specific loan pool.

Table 5 presents a comparison of the different characteristics for each of the MPF products as of December 31, 2009:

Table 5

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset?1	Servicing Fee to PFI
Original MPF	4 bps added each year based on the unpaid balance	After FLA, to bring to the equivalent of “AA”	10 bps/year paid monthly	No	25 bps/year

MPF 100	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps/year paid monthly; performance based after 3 years	Yes; after first 3 years, to the extent recoverable in future years	25 bps/year

MPF 125	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps/year paid monthly; performance based	Yes; to the extent recoverable in future years	25 bps/year

MPF Plus	Sized to equal expected losses	0 to 20 bps after FLA and SMI, to bring to the equivalent of “AA”	7 bps/year plus 6 to 7 bps/year; performance based (delayed for 1 year); all fees paid monthly	Yes; to the extent recoverable in future years	25 bps/year

Original MPF for Government Loans	N/A	N/A (unreimbursed servicing expenses only)	N/A2	N/A	44 bps/year

1
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

2	Two government master commitments have been grandfathered and paid 2 bps/year. All new government master commitments are not paid a CE fee.

Table 6 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2009:

Table 6

Product Name	FLA	CE Obligation Calculation
Original MPF	4 bps x unpaid principal, annually1	(LLCE2 x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	AA equivalent – FLA-SMI4 = PCE5

1	Starts at zero and increases monthly over the life of the master commitment.
2	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.
3
The S&P Level’s Pool Size Factor (PSF) is applied at the MPF FHLBank level against the total of loans in portfolio. A PSF is greater than one if the number of loans in portfolio is less than 300 in total.

4
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

5	PCE represents the CE obligation that the PFI wishes to retain rather than covering with SMI. Under this MPF product, the retained amount can range from 0 to 20 bps.

On April 23, 2008, the FHLBank of Chicago announced that it would no longer purchase mortgage loans from its PFIs under the MPF Program after July 31, 2008. In anticipation of the FHLBank of Chicago ceasing to purchase mortgage loans after July 31, 2008 and in order to minimize potential disruptions in the MPF Program, the FHLBank executed a short-term agreement on July 1, 2008 with the FHLBank of Chicago to acquire up to $300 million in participation interests in mortgage loans originated by specific PFIs in the Chicago district. Under the agreement, all delivery commitments from the selected Chicago district PFIs were to be issued between July 1 and October 31, 2008. During 2008, the FHLBank acquired $231.9 million of out-of-district mortgage loans under this agreement.

On September 23, 2008, the FHLBank of Chicago officially announced to its members the rollout of an MPF product (MPF Xtra) that would provide its members with access to the secondary mortgage market without adding to the interest rate risk on the FHLBank of Chicago’s balance sheet. An agreement was executed with Fannie Mae as the first non-FHLBank investor in MPF assets, and participation by Chicago PFIs was made available beginning November 1, 2008. Since that time, the FHLBank has not acquired any participation interests in mortgage loans originated by PFIs in the Chicago district and currently has no plan to do so in the future.

Quarterly, the FHLBank performs and documents a financial analysis of all PFIs through which the FHLBank has purchased loan participations. This analysis addresses the PFI’s capital, asset quality and earnings. This review also includes a reconfirmation that the PFI continues to meet the four suitability standards/ratios used initially in the PFI approval process. The four suitability standards and their acceptable parameters are: (1) leverage capital ratio greater than or equal to 5 percent; (2) risk-based capital ratio greater than or equal to 9 percent; (3) loan loss reserves to non-performing loans ratio greater than or equal to 75 percent; and (4) non-performing assets to net loans ratio less than or equal to 2 percent. If the PFI fails either of the asset quality ratios (last two of the four parameters), further analysis is conducted on the ratios to determine if only 1-4 family real estate loans are included in the calculation. If the analysis discloses any area of significant concern about the PFI’s operations or condition, the FHLBank determines if any further actions are necessary. For in-district PFIs, possible actions include increasing PFI quality controls and limiting Master Commitment terms. For out-of-district PFIs, possible actions include taking action to further perfect the FHLBank’s security interest since we have discontinued purchasing out-of-district mortgage loans.

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

As of December 31, 2009, one FHLBank Topeka PFI and one out-of-district PFI have been approved to acquire servicing rights for FHLBank PFIs under the MPF Program on a concurrent basis. This limitation may reduce the attractiveness of the MPF Program to potential PFIs that do not want to retain servicing; however, a PFI may negotiate with other PFIs to purchase servicing rights.

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

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are the FHLBank’s primary sources of liabilities and represent the principal funding source used by the FHLBank to fund its advances and mortgage programs and to purchase investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. Consequently, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have historically had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. The FHLBank’s ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, assists the FHLBank in managing its balance sheet effectively and efficiently. Moody’s currently rates the FHLBank consolidated obligations Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the 12 FHLBanks’ status as GSEs, which generally implies the expectation of a very high degree of support by the U.S. government even though its obligations are not guaranteed by the U.S. government.

One of the key measures of performance for a financial institution is the measure of the ability of the institution to cover or make the required payments on its fixed charges. Table 7 documents the FHLBank’s ratio of earnings to fixed charges computation for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

Table 7

	2009	2008	2007	2006	2005
Income before assessments	$322,192	$38,777	$204,816	$186,041	$185,627
Add: fixed charges1	575,165	1,642,925	2,517,128	2,238,914	1,500,725
Total earnings	$897,357	$1,681,702	$2,721,944	$2,424,955	$1,686,352
Fixed charges1	$575,165	$1,642,925	$2,517,128	$2,238,914	$1,500,725
Ratio of earnings to fixed charges2	1.56	1.02	1.08	1.08	1.12

1
Fixed charges consist of interest expense including amortization of premiums, discounts and concessions related to indebtedness – See Item 8 “Financial Statements and Supplementary Data” for additional information.

2	The ratio of earnings to fixed charges has been computed by dividing total earnings by fixed charges.

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

Prior to 2009, the FHLBank did not incur any direct obligation with respect to consolidated obligations unless it agreed in advance to accept the funding, pursuant to Finance Agency regulations. In some issuance situations, the FHLBank may receive all of the proceeds from a particular issuance of consolidated obligations, but in other cases the proceeds may be divided among several FHLBanks. In addition to an explicit agreement to accept funding, the FHLBank agreed in the fourth quarter of 2008 to accept its allocation of proceeds from scheduled monthly issuances of FHLBank mandated global bullet consolidated obligations (fixed rate, non-callable debt issuances of $1 billion or more) after January 1, 2009. This allocation might be based on the needs specified by the FHLBank, but it also might be based on relative capital of the FHLBank if FHLBank system demand is below or exceeds the minimum size of issuance. This agreement, initially established to support the adoption of a monthly calendar for scheduled 2009 mandated global bullet consolidated obligation issuance remains in effect for 2010. The FHLBanks have the option to pass on any scheduled mandated global bullet consolidated obligation issuance date if eight or more of the FHLBanks agree to pass.

Table 8 presents the par value of the FHLBank’s consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2009 and 2008 (in millions):

Table 8

	12/31/2009	12/31/2008
Par value of consolidated obligations of the FHLBank	$38,950	$53,338

Par value of consolidated obligations of all 12 FHLBanks	$930,617	$1,251,542

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

Table 9 illustrates the FHLBank’s compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding for December 31, 2009 and 2008 (in thousands):

Table 9

	12/31/2009	12/31/2008
Total non-pledged assets	$42,532,519	$58,416,608
Total carrying value of consolidated obligations	$39,111,634	$53,683,045

Ratio of non-pledged assets to consolidated obligations	1.09	1.09

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

Consolidated bonds are generally issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Federal Funds Effective Rate, Constant Maturity Treasury (CMT) and 11th District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated bond is issued, the FHLBank simultaneously enters into a derivative containing offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices.

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

Use of Derivatives
The Finance Agency’s Financial Management Policy (FMP) and the FHLBank’s Risk Management Policy (RMP) establish guidelines for the use of derivatives by the FHLBank. The FHLBank can use interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts and other derivatives as part of its interest-rate risk management and funding strategies. These policies, along with Finance Agency regulations 12 CFR Part 956.5 and Part 956.6, prohibit trading in or the speculative use of derivatives and limit credit risk to counterparties that arises from derivatives. In general, the FHLBank has the ability to use derivatives only to reduce funding costs for consolidated obligations and to manage other risk elements such as: interest-rate risk, mortgage prepayment risk, unsecured credit risk and foreign currency risk.

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

To reduce funding costs, the FHLBank frequently executes derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions). This allows the FHLBank to create synthetic variable rate debt at a cost that is often lower than the cost of a comparable variable rate cash instrument issued directly by the FHLBank. This strategy of issuing bonds while simultaneously entering into derivatives enables the FHLBank to more effectively fund the FHLBank’s variable rate assets and, in some instances, allows the FHLBank to offer a wider range of attractively priced advances to its members than would otherwise be possible. The continued attractiveness of these swapped consolidated obligation bond transactions depends on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, the FHLBank may alter the types or terms of the bonds issued and derivatives transacted to better match its assets, to meet its customer needs and to improve its funding costs.

The FHLBank uses interest rate caps and floors, swaptions and callable swaps to manage and hedge prepayment and option risk on the MBS and CMOs held in the FHLBank’s held-to-maturity portfolio. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings. The FHLBank frequently purchases interest rate caps with various terms and strike rates to manage embedded interest rate caps in variable rate MBS and CMOs.

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

Capital, Capital Rules and Dividends
The FHLBank’s capital stock and retained earnings also provide a source of funding. For the years ended December 31, 2009 and 2008, the FHLBank’s ratio of average equity to average assets was 4.3 percent and 4.2 percent, respectively.

FHLBank Capital Adequacy and Form Rules. The Gramm-Leach-Bliley Act (GLB Act) allows the FHLBanks to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months’ written notice from the member, and Class B stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict the ability of the FHLBanks to effectuate such redemptions. Membership is voluntary. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to utilize the FHLBank’s credit and mortgage finance products. Members that withdraw from membership may not reapply for membership for five years.

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

Under the GLB Act and the Finance Agency rules and regulations, the FHLBank is subject to risk-based capital rules. Only permanent capital can satisfy the FHLBank’s risk-based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a 4 percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. The FHLBank may not redeem or repurchase any of its capital stock without Finance Agency approval if the Finance Agency or the FHLBank’s Board of Directors determines that the FHLBank has incurred, or is likely to incur, losses that result in, or are likely to result in, charges against the capital of the FHLBank, even if the FHLBank is in compliance with its minimum regulatory capital requirements (risk-based, leverage and total capital). Therefore, a stockholder’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, the FHLBank maintaining its compliance with the three regulatory capital requirements: risk-based, leverage and total capital.

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

Consistent with Finance Board guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, the FHLBank adopted a retained earnings policy, which provides guidelines to assess the adequacy of its retained earnings in light of alternative possible future financial and economic scenarios. The FHLBank’s retained earnings target is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The FHLBank’s retained earnings policy includes detailed calculations of four components: (1) market risk, which is based upon the FHLBank’s projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary for the FHLBank to pay dividends at three-month LIBOR over the period); (2) credit risk, which requires that retained earnings be sufficient to credit enhance all of the FHLBank’s assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated); (3) operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and (4) derivative hedging volatility, which is the projected income impact of derivative hedging activities under 100-basis-point shocks in interest rates (maximum derivative hedging loss under up or down shocks). The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings target calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 10 and 11 reflect the quarterly retained earnings target calculations utilized during 2009 and 2008 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 10

Retained Earnings Component (based upon prior quarter end)	12/31/2009	09/30/2009	06/30/2009	03/31/2009
Market Risk (dividend paying capacity)	$5,186	$637	$8,017	$5,900
Credit Risk	20,588	19,234	14,852	29,280
Operations Risk	7,732	5,961	6,861	10,554
Derivative Hedging Volatility	37,723	37,181	17,174	15,387
Total Retained Earnings Target	71,229	63,013	46,904	61,121
Actual Retained Earnings as of End of Quarter	355,075	319,640	306,229	210,644
Overage (Shortage)	$283,846	$256,627	$259,325	$149,523

Table 11

Retained Earnings Component (based upon prior quarter end)	12/31/2008	09/30/2008	06/30/2008	03/31/2008
Market Risk (dividend paying capacity)	$45,445	$0	$0	$6,814
Credit Risk	51,404	33,770	35,572	40,340
Operations Risk	29,055	10,131	10,672	14,146
Derivative Hedging Volatility	39,140	24,584	1,807	7,520
Total Retained Earnings Target	165,044	68,485	48,051	68,820
Actual Retained Earnings as of End of Quarter	156,922	231,843	233,773	207,202
Overage (Shortage)	$(8,122)	$163,358	$185,722	$138,382

Under the FHLBank’s retained earnings policy, any shortage of actual retained earnings with respect to the retained earnings target is to be met over a period generally not to exceed two years from the quarter-end calculation. The policy also provides that meeting the established retained earnings target shall have priority over the payment of dividends, but that the Board of Directors must balance dividends on capital stock against the period over which the retained earnings target is met. The retained earnings target level fluctuates from period to period because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein at that point in time. The December 31, 2008 retained earnings target, in particular the market risk component, was significantly distorted by the relationship between the target rate for overnight Federal funds established by the Federal Open Market Committee (FOMC) and three-month LIBOR as of the calculation date (retained earnings target used for the fourth quarter was calculated as of September 30, 2008, when the overnight Federal funds target rate was 2.00 percent and three-month LIBOR was 4.05 percent). The elevated level of the market risk component was deemed to be an aberration in market conditions at the time of its calculation and did not impact the level of dividends paid in the fourth quarter 2008. The FHLBank’s derivative hedging volatility component of the retained earnings target increased during 2008 as the FHLBank significantly increased its purchases of variable rate Agency CMOs with embedded interest rate caps and purchases of interest rate caps to offset the interest-rate risk of the embedded caps. While we expect that the market risk component of the retained earnings target to decrease in future periods as the existing interest rate caps approach maturity, the derivative hedging volatility component is likely to stay elevated because of the increased usage of these economic hedge instruments and may even increase if the caps increase significantly in value (adds potential downward volatility in derivative values) and/or the FHLBank purchases additional interest rate caps.

Tax Status
Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, the FHLBank is obligated to make payments to the Resolution Funding Corporation (REFCORP) in the amount of 20 percent of net earnings after operating expenses and AHP expenses. In addition, the 12 FHLBanks must set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP are equivalent to an effective minimum income tax rate of 26.5 percent, but this effective rate will be higher depending upon the amount of interest expense for mandatorily redeemable capital stock recorded by the FHLBank during the year. For the periods ended December 31, 2009, 2008 and 2007, the FHLBank’s interest expense for mandatorily redeemable capital stock was $504,000, $609,000 and $2,101,000, respectively, which did not significantly change the FHLBank’s effective tax rate for 2009, 2008 or 2007. The combined REFCORP assessments and AHP expenses were $85.5 million, $10.3 million and $54.5 million for the periods ended December 31, 2009, 2008 and 2007, respectively. Because of the FHLBank’s tax-exempt status, cash dividends paid to members do not qualify for the corporate dividends received deduction.

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

Affordable Housing Program (AHP). Amounts specified by the AHP requirements described in Item 1 – “Business – Tax Status” are reserved for this program. AHP provides cash grants or subsidizes the interest rate on FHLBank advances to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction or rehabilitation of very low-, low- and moderate-income owner occupied or rental housing. In the case of a subsidized advance, the amount charged against the AHP liability is the present value of the differences in cash flows between the AHP advance and a hypothetical advance with an interest rate based upon the FHLBank’s estimated cost of funds rate for a comparable maturity. The discount rate for the cash flow differences is the FHLBank’s estimated cost of funds rate for a comparable maturity. Since inception of the AHP, the majority of AHP awards have been in the form of cash grants. Historically, the outstanding principal of AHP-related advances to total advances outstanding has represented a negligible percentage of the FHLBank’s total advances. In addition to the standard competition for AHP funds, customized programs under the FHLBank’s AHP include:
▪
Homeownership Set-Aside Program: Rural First-time Homebuyer Program (RFHP) – RFHP provides down payment, closing cost or rehabilitation cost assistance to first-time homebuyers in rural areas and rehabilitation or rebuilding cost assistance to homeowners in rural federally declared disaster areas;

▪
Homeownership Set-Aside Program: Targeted Ownership Program (TOP) – TOP provides down payment, closing cost or rehabilitation cost assistance in rural and urban areas to disabled first-time homebuyers or first-time homebuyer households with a disabled member of the household; and

▪
Homeownership Set-Aside program: Mortgage Refinancing Program (MRP) – MRP provides assistance to members to assist in refinancing first mortgages at risk of foreclosure by providing funding for closing cost and principal reduction. This program is newly authorized by the Finance Agency and expires on July 30, 2010. The funding for this use is subject to the terms and conditions of using set-aside funds for this purpose established by regulations issued by the Finance Agency.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.8 percent, 2.6 percent and 2.6 percent of total advances outstanding as of December 31, 2009, 2008 and 2007, respectively. Programs under the FHLBank’s CICA Program, which is not funded through the AHP, include:
▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. The FHLBank provides advances for CHP-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity plus a markup for administrative costs;

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

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-businesses, public or private utilities, schools, medical and health facilities, churches, day care centers or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses or projects located in a rural community, neighborhood, census tract or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area or Community Adjustment and Investment Program Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. The FHLBank provides advances for CDP-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪
Housing and Community Development Emergency Loan Program (HELP) – HELP provides up to $25 million in advances annually for members to finance recovery efforts in federally-declared disaster areas. The FHLBank provides advances for HELP-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity.

Other Housing and Community Development Programs. The FHLBank has also established a number of other voluntary housing and community development programs specifically developed for its members. These programs are not funded through the AHP and include the following:
▪
Joint Opportunities for Building Success (JOBS) – The FHLBank’s Board of Directors approved up to $1,250,000 in JOBS funding during 2009 of which the FHLBank allocated $1,000,000 to assist members in promoting employment growth in their communities. Distributions totaled $975,000, and $25,000 was not used. Additionally, $25,000 was returned from the prior year. In 2008, $1,225,000 was distributed ($25,000 of which was returned in 2009), and $25,000 was not used. In 2007, the FHLBank approved and distributed $1,250,000 in JOBS funding. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2010, the Board of Directors has again approved up to $1,250,000 in grants that may be made available under this program. The following are elements of the JOBS program: (1) funds made available to projects only through FHLBank members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; and (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member;

▪
Community Initiative – The Community Initiative is a flexible direct grant program created to address housing and community development needs within the district that are not fully addressed by the FHLBank’s other programs. In order to provide the maximum flexibility in identifying and addressing housing and community development needs, the program does not have prescribed criteria. The funding made available by the FHLBank for the Community Initiative in 2009 was $22,000, of which $13,000 was actually used. The funding made available for the Community Initiatives in 2008 was $25,000, of which $17,000 was actually used. The funding made available for the Community Initiatives in 2007 was $60,000, of which $26,000 was actually used. The FHLBank has allocated up to $22,000 in funding for this program for 2010; and

▪
Rural First-time Homebuyer Education Program – The FHLBank provides up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. The FHLBank used $49,000, $50,000 and $75,000 of the available funds for this program during 2009, 2008 and 2007, respectively. For, 2010, the FHLBank has again allocated $100,000 to this program.

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

Derivatives: The sale of callable debt and the simultaneous execution of callable interest rate swaps with options that mirror the options in debt have been an important source of competitive funding for the FHLBank. As such, the depth of the markets for callable debt and mirror-image derivatives is an important determinant of the FHLBank’s relative cost of funds. There is considerable competition among high-credit-quality issuers, especially among the three housing GSEs, for callable debt and for derivatives. There can be no assurance that the current breadth and depth of these markets will be sustained.

Regulatory Oversight, Audits and Examinations
General: The FHLBank is supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government. Prior to July 30, 2008, the Finance Board, an independent agency in the executive branch of the United States Government, supervised and regulated the FHLBanks and the Office of Finance. Upon enactment of the Recovery Act on July 30, 2008, the Finance Agency became the new regulator for the FHLBanks as well as Fannie Mae and Freddie Mac. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Finance Agency is responsible for providing effective supervision, regulation and housing mission oversight of the FHLBank to promote its safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency is headed by a director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Director has designated and prescribed functions, powers and duties to a Deputy Director responsible for explicit oversight of the FHLBanks. Currently, these positions are occupied by an acting Director and an acting Deputy Director. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chairman of the Securities and Exchange Commission (SEC) and the Director, who serves as the Chairperson of the Board. The Finance Agency is funded in part through assessments from the 12 FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. To assess the safety and soundness of the FHLBank, the Finance Agency conducts annual, on-site examinations of the FHLBank, as well as periodic on-site and off-site reviews. Additionally, the FHLBank is required to submit monthly information on its financial condition and results of operations to the Finance Agency. This information is available to all FHLBanks.

The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate and conditions of the obligations; the manner and time issued; and the selling price. Prior to the third quarter of 2008, the Bank Act authorized the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Recovery Act. The FHLBank signed its Lending Agreement on September 8, 2008. The GSECF was designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. The GESCF expired on December 31, 2009. No FHLBank drew on this available source of liquidity during its term. The U.S. Treasury receives the Finance Agency’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

Audits and Examinations: The FHLBank has an internal audit department and the FHLBank’s Board of Directors has an audit committee. The Director of Internal Audit reports directly to the Board of Director’s Audit Committee. In addition, an independent registered public accounting firm audits the annual financial statements of the FHLBank. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Agency and Congress all receive the audit reports. The FHLBank must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

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

Personnel
As of March 15, 2010, the FHLBank had 192 employees. The employees are not represented by a collective bargaining unit and the FHLBank considers its relationship with its employees good.

Legislation and Regulatory Developments
Future Legislation: Various legislation, including proposals to substantially change the regulatory system for the FHLBanks and other housing GSEs, is from time to time introduced in Congress. Such proposed legislation may change applicable statutes and our operating environment in substantial and unpredictable ways. If enacted, legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among the FHLBanks and other housing GSEs. We cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, could have on our business, results of operations or financial condition.

SEC Publishes Final Rule Amending the Rules Governing Money Market Funds: On March 4, 2010, the SEC published a final rule, which amends the rules governing money market funds under the Investment Company Act. The amendments tighten the risk-limiting conditions of Rule 2a-7 by requiring money market funds to maintain a portion of their portfolios in instruments that can be readily converted to cash, reduce the weighted average maturity of portfolio holdings, limit the weighted average final maturity of the portfolio holding regardless of reset dates of adjustable rate securities and limit funds to investing in the highest quality portfolio securities. Application of the rule as it was originally proposed would have excluded FHLBank discount notes, other than overnight discount notes, in the definition of both “daily and weekly liquid assets.” However, the application of the final rule will encompass FHLBank overnight discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass consolidated obligation discount notes with remaining maturities up to 60 days in the definition of “weekly liquid assets.” The SEC also reduced the maximum weighted average maturity of a money market fund’s portfolio from 90 days to 60 days. Additionally, the SEC’s new rule adopted a maximum weighted average life to maturity of a money market fund’s portfolio of 120 days which was designed to limit the ability of money market funds to invest in longer-term floating rate securities.

Finance Agency Publishes Proposed Rule on Community Financial Institution Collateral. On February 23, 2010, the Finance Agency published a notice of proposed rulemaking to implement Section 1211 of the Recovery Act. Section 1211 expanded the types of eligible collateral that CFIs may pledge to secure FHLBank advances to include secured loans for community development activities and allows FHLBanks to make long-term advances to CFI members for purposes of financing community development activities.

The Finance Agency proposes to implement Section 1211 by defining “community development” and “community development loan.” “Community development loan” is defined in the proposed regulation as a loan that has as its primary purpose community development. “Community development” is defined as the term “community development” is defined by the CFI’s primary federal regulator. Federal regulators generally define “community development” as: (1) affordable housing for low- or moderate-income individuals; (2) community services targeted to low- or moderate-income individuals; (3) activities that promote economic development by financing businesses or farms under a certain size; and (4) activities that revitalize or stabilize low- or moderate-income geographies, designated disaster areas, or distressed or underserved nonmetropolitan middle-income geographies. Comments on the proposed rulemaking are due by April 26, 2010.

Finance Agency Publishes Proposed Rule on Temporary Increases of Minimum Capital: On February 8, 2010, the Finance Agency published a notice of proposed rulemaking that sets forth standards and procedures the Finance Agency will employ to determine whether to require or rescind a temporary increase in the minimum capital level for a regulated entity. Pursuant to the proposed rulemaking, if the Director determines that a temporary increase in the minimum capital level is necessary, the Director will provide notice to the affected regulated entity 30 days in advance of the effective date of such increase. In making a determination to increase temporarily a minimum capital requirement, the Director will consider the necessity and consistency of such an increase with the prudential regulation and safe and sound operations of a regulated entity. Comments on the proposed rulemaking are due by April 9, 2010.

Finance Agency Publishes Final Regulation on Reporting of Fraudulent Financial Instruments: On January 27, 2010, the Finance Agency published a final regulation on reporting of fraudulent financial instruments. Previously, on June 17, 2009, the Finance Agency published a proposed regulation setting forth reporting requirements with respect to fraudulent or suspected fraudulent financial instruments. The proposed rule was intended to implement Section 1379E of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Recovery Act, which subjects the FHLBanks to both fraud reporting and internal control requirements. The final regulation requires Fannie Mae, Freddie Mac and the FHLBanks (collectively, Regulated Entities) to establish and maintain adequate and efficient controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud in connection with the purchase or sale of any loan or financial instrument. When a Regulated Entity discovers fraud or suspected possible fraud, either through its internal controls or notification by outside parties, the fraud or suspected possible fraud is to be reported to the Finance Agency. The Finance Agency clarified in the final rule that the regulation applies to all programs and products of the Regulated Entities. The scope of the due diligence requirements for discovering fraud or possible fraud was not contained in the final regulation, but the Finance Agency noted that guidance will be provided to further define the due diligence requirements for specific programs and products. The final regulation became effective February 26, 2010.

Finance Agency Publishes Proposed Rule on Minority and Women Inclusion: On January 11, 2010, the Finance Agency published a notice of proposed rulemaking implementing section 1116 of the Recovery Act, which requires the Finance Agency, Fannie Mae, Freddie Mac and the FHLBanks to promote diversity and the inclusion of women and minorities in all activities, consistent with the demographic diversity of the United States. The proposed rule requires each FHLBank to establish an Office of Minority and Women Inclusion, or designate an office, responsible for carrying out the requirements of the proposed regulation. The proposed rule requires each FHLBank to establish an equal opportunity program applying to all areas of the business, including management, employment and contracting, at every level of the organization and to report annually to the Finance Agency certain demographic data concerning diversity in employment and contracting. It requires each FHLBank to establish an outreach program to ensure the inclusion of minorities, women and individuals with disabilities, and businesses owned by them in contracts entered into by the FHLBank. Comments on the proposed rule were originally due by March 12, 2010. However, on March 8, 2010, the Finance Agency extended the comment period on the proposed rule to April 26, 2010.

Finance Agency Publishes Proposed Rule on FHLBank Directors’ Compensation and Expenses: On October 23, 2009, the Finance Agency published a proposed rule implementing section 1202 of the Recovery Act, which repealed the statutory caps on the annual compensation that can be paid to FHLBank directors. The proposed rule would require each FHLBank’s board of directors annually to adopt a written policy to provide for the payment of reasonable compensation and expenses to the directors of the FHLBank. At a minimum, the proposed rule would require the compensation policy to: (1) identify the activities or functions for which director attendance or participation is necessary and which may be compensated; (2) explain and justify the methodology used to determine the amount of compensation to be paid to the directors; and (3) include provisions requiring that compensation paid must reflect the amount of time a director has spent on official business, and that compensation be reduced, as necessary, to reflect lesser attendance at board or committee meetings. Under the proposed rule, the FHLBank must submit to the Director of the Finance Agency a copy of its compensation policy no fewer than 30 calendar days prior to the first payment to be made under the policy. The proposed rule would specify the authority of the Director of the Finance Agency to disapprove compensation arrangements that do not conform to the reasonableness standards imposed by the Bank Act and the proposed rule. Comments on the proposed rule were due by December 7, 2009.

Finance Agency Publishes Final Rule Establishing Capital Classifications and Critical Capital Levels for the FHLBanks: On August 4, 2009, the Finance Agency published a final rule on Capital Classifications and Critical Capital Levels for the FHLBanks. The final rule is substantially similar to the interim final rule previously issued by the Finance Agency on January 30, 2009. The final rule established criteria based on the amount and type of capital held by a FHLBank for four capital classifications as follows:
▪	Adequately Capitalized – FHLBank meets both risk-based and minimum capital requirements.
▪	Undercapitalized – FHLBank does not meet one or both of its risk-based or minimum capital requirements.
▪	Significantly Undercapitalized – FHLBank has less than 75 percent of one or both of its risk-based or minimum capital requirements.
▪	Critically Undercapitalized – FHLBank total capital is two percent or less of total assets.

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

Finance Agency Publishes Proposed Rule on the Board of Directors of the Federal Home Loan Bank System Office of Finance: On August 4, 2009, the Finance Agency published a notice of proposed rulemaking which recommended changes to the size and structure of the Office of Finance board of directors and how the Office of Finance board exercises oversight over the process for preparing the FHLBank System’s combined financial reports. Under the proposal, the Office of Finance board of directors would be composed of 15 to 17 part-time members, including the 12 FHLBank presidents and three to five independent directors. In addition, the proposed rule would amend the composition of the Audit Committee, which would be composed solely of the independent directors of the Office of Finance board of directors. Furthermore, the proposed rule would provide the Audit Committee the responsibility for overseeing the Office of Finance’s preparation of accurate financial reports, including selection and appointment of the Office of Finance’s internal and external auditors. Finally, the proposed rule would give the Audit Committee responsibility for ensuring the FHLBanks adopt consistent accounting policies and procedures as they relate to the combined financial reports for the FHLBanks. Comments on the proposed rule were initially due October 5, 2009. On October 2, 2009, the Finance Agency published an extension of the comment period in the Federal Register, making comments on the proposed rule due November 4, 2009.

Finance Agency Publishes Proposed Rule on Executive Compensation Limits: On June 5, 2009, the Finance Agency published a notice of proposed rulemaking setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks. The proposed rule was issued to effect sections 1113 and 1117 of the Recovery Act. Section 1113 addresses the authority of the Director to prohibit and withhold compensation of executive officers of the FHLBanks, and Section 1117 provides the Director with temporary authority to approve, disapprove or modify the executive compensation of the FHLBanks. The proposed rule also sets forth provisions on the Director’s authority to prior approve agreements or contracts of executive officers that provide compensation in connection with termination of employment. Additionally, the proposed rule sets forth provisions to ensure the FHLBanks comply with processes used by the Finance Agency in its oversight of executive compensation, including the processes that require the submission of relevant information by the FHLBanks to the Finance Agency. Comments on the proposed rule were due by August 4, 2009.

On October 27, 2009, the Finance Agency issued Advisory Bulletin 2009-AB-02, Principles for Executive Compensation at the Federal Home Loan Banks and the Office of Finance: In the Advisory Bulletin, the Finance Agency outlined several principles for sound incentive compensation practices to which the FHLBanks should adhere in setting executive compensation policies and practices. The Advisory Bulletin requires that: (1) executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions; (2) executive incentive compensation should be consistent with sound risk management and preservation of the par value of an FHLBank’s capital stock; (3) a significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome-indicators; (4) a significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years; and (5) the board of directors of each FHLBank and the Office of Finance should promote accountability and transparency in the process for setting compensation. In evaluating compensation at the FHLBanks, the proposed rule states that the Director will consider the extent to which an executive’s compensation is consistent with the above principles.

Finance Agency Publishes Final Rule on FHLBank Membership for Community Development Financial Institutions: On May 15, 2009, the Finance Agency published a proposed rule to implement the provisions of the Recovery Act authorizing Community Development Financial Institutions (CDFIs) to become members of the FHLBanks. CDFIs include: (1) community development loan funds; (2) venture capital funds; and (3) state-chartered credit unions that are not federally insured. Those CDFIs that are certified by the CDFI Fund would be eligible to become members of the FHLBank. The proposed rule set forth the eligibility and procedural requirements for CDFIs that wish to become FHLBank members. On January 5, 2010, the Finance Agency issued a final rule establishing the eligibility and procedural requirements for CDFIs that wish to become FHLBank members. The final rule became effective on February 4, 2010.

Finance Agency Issues Guidance on OTTI: On April 28, 2009 and May 7, 2009, the Finance Agency provided the FHLBanks with guidance on the process for determining OTTI with respect to private-label MBS and adoption of related accounting guidance. The goal of the Finance Agency guidance was to promote consistency among all FHLBanks in making such determinations, based on the understanding that investors in the consolidated obligations of the FHLBanks can better understand and utilize the information in the combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, the Finance Agency required all FHLBanks to early adopt OTTI-related accounting guidance and follow certain guidelines for determining OTTI. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for additional discussion on the FHLBank’s OTTI policies and processes.

Finance Agency Publishes Interim Rule Allowing the Establishment of a Temporary Mortgage Refinance Program under an FHLBank’s Existing Set-Aside Authority: On October 17, 2008, the Finance Agency published an interim final rule in the Federal Register amending the AHP regulation to allow an FHLBank to establish a temporary mortgage refinance program under its existing set-aside authority. This rule supersedes a proposed rule published by the Finance Board on April 16, 2008 that would have authorized the FHLBanks to establish AHP homeownership set-aside programs for the purpose of refinancing or restructuring low- or moderate-income households’ nontraditional or subprime mortgage loans. Because of the passage of the Recovery Act, the Finance Agency published the interim final rule, which replaces the proposed rule. The interim final rule permits set-aside funds to be used for two new purposes. First, they may be used to reduce the outstanding principal balance of the refinanced loan below the maximum 90 percent LTV ratio established by the HOPE for Homeowners Program to make monthly payments affordable for the household and, second, they may be used to pay FHA-approved loan closing costs. Based on comments received on the interim final rule and the continuing adverse conditions of the mortgage market, on August 4, 2009, the Finance Agency published an interim final rule authorizing FHLBanks to provide AHP subsidy through their members to assist in the refinancing of eligible households’ mortgages under eligible Federal, State and local programs for targeted refinancing in addition to the HOPE for Homeowners Program. In addition, the interim final rule provides greater flexibility to the FHLBanks by permitting FHLBanks to adopt multiple housing needs under their Second District Priority scoring criteria under the AHP competitive application program. The FHLBanks’ authority under the interim final rule to establish and provide AHP grants under a mortgage refinancing homeownership set-aside program expires on July 30, 2010. The comment period for the interim final rule closed on October 5, 2009.

Finance Agency Publishes Final Rule Concerning the Nomination and Election of Directors: On September 26, 2008, the Finance Agency published an interim final regulation to implement the provisions of the Recovery Act concerning the nominations, balloting, voting and reporting of results for director elections. On October 7, 2009, the Finance Agency published a final rule concerning the nomination and election of directors. The final rule is similar to the interim final rule, but makes the following substantive changes:
▪
Requires the board of directors of each FHLBank annually to determine how many of its independent directorships should be designated as public interest directorships. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections.

▪
Sets forth new provisions for filling a vacancy on the board of directors whereby the board of directors of the FHLBank will fill the unexpired term by a majority vote of the remaining FHLBank directors.

▪
Amends the election requirement for independent directors. The interim final rule provided that an independent director nominee must receive at least 20 percent of the eligible votes to be cast in the election to be elected. The final rule provides that if an FHLBank’s board of directors nominates only one person for each directorship, receipt of 20 percent of the eligible votes by that nominee is required for that nominee to be elected. If, however, an FHLBank’s board of directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then there is no minimum vote count requirement and the person with the highest number of votes will be declared elected.

▪	Clarifies the requirements for subsequent elections in the event an independent director cannot be elected based on the failure to meet the 20 percent requirement.
▪	Establishes the actions a director, officer, attorney, employee or agent may take in supporting the candidacy, nomination or election of an individual for a member or independent directorship.
The final rule became effective on November 6, 2009.

Finance Agency Publishes Proposed Rule on Golden Parachute and Indemnification Payments: On September 16, 2008, the Finance Agency published an interim final regulation on golden parachute and indemnification payments. On September 19, 2008, the Finance Agency removed certain restrictions from the rule. On September 23, 2008, the Finance Agency rescinded the aspects of the rule pertaining to indemnification payments, but left intact the regulation as it pertains to golden parachute payments. On November 14, 2008, the Finance Agency published a proposed amendment to the interim final regulation which addressed indemnification payments. On January 29, 2009, the Finance Agency published the final regulation on golden parachute payments. On June 29, 2009, the Finance Agency published a proposed rule addressing prohibited and permissible golden parachute payments and indemnification payments. The proposed rule issued June 29, 2009 addresses in more detail prohibited and permissible golden parachute payments and re-proposes substantially the same indemnification payments amendment that was first proposed on November 14, 2008. Comments on the proposed rule were due by July 29, 2009.

Finance Board Temporary Increase on the Purchase of Mortgage-Backed Securities: On March 24, 2008, the Finance Board authorized, pursuant to Resolution 2008-08, Temporary Authorization to Invest in Additional Agency Mortgage Securities, a temporary increase in the FHLBanks’ MBS investment authority from 300 percent of capital to 600 percent of regulatory capital, subject to certain conditions including that before making its first purchase under Resolution 2008-08, an FHLBank’s Board of Directors must approve an appropriate strategy governing the types of Agency MBS the FHLBank will acquire and the qualitative and quantitative market risk management standards the FHLBank will apply, including, at a minimum, an estimate of the effect the purchases will have on the FHLBank’s overall risk position and limits. The FHLBank’s Board of Directors approved appropriate strategies to allow the FHLBank to acquire additional Agency MBS/CMOs on March 27, 2008, subject to a limit of 400 percent of total regulatory capital. The FHLBank submitted required information to the Finance Board on March 31, 2008 and began acquiring Agency MBS/CMOs under this expanded authority in April 2008. The FHLBank acquired $2.7 billion of par value in Agency MBS under this expanded authority during 2008. On December 17, 2009, the FHLBank’s board of directors adopted a resolution authorizing the FHLBank to acquire additional Agency MBS in an amount such that the FHLBank’s total MBS portfolio shall not exceed 500 percent of capital immediately after such purchase. The FHLBank submitted required information to the Finance Agency on December 18, 2009 and began acquiring Agency MBS under this expanded authority in early January 2010. The expanded authority under Resolution 2008-08 expires on March 31, 2010. The FHLBank’s MBS authority will return to 300 percent of its regulatory capital on that date. The FHLBank will not be required to sell or dispose of any MBS in excess of 300 percent of its regulatory capital, but will be unable to purchase additional MBS until such time as its MBS balance falls below the 300 percent of regulatory capital limit.

Treasury Senior Preferred Stock Agreements with Fannie Mae and Freddie Mac: On September 7, 2008, the U.S. Treasury and the Finance Agency entered into Senior Preferred Stock Agreements whereby the U.S. Treasury would provide Fannie Mae and Freddie Mac each with up to $100 billion, which is designed to ensure that both Fannie Mae and Freddie Mac have a positive net worth. The Agreements do not have an expiration date and will last until all debt and MBS are repaid or the facility has been fully utilized. On February 28, 2009, the U.S. Treasury increased the Agreements to $200 billion each from the original level of $100 billion each. On December 24, 2009, the U.S. Treasury amended the cap on its funding commitment under these Agreements to increase as necessary to accommodate any cumulative reduction in net worth over the next three years. At the conclusion of the three-year period, the remaining commitment will then be fully available to be drawn per the terms of the Agreements.

U.S. Treasury Announces Increase in Supplementary Financing Program Account Balance: On February 23, 2010, the U.S. Treasury announced that it plans to increase the balance of its Supplementary Financing Program (SFP) from its current level of $5 billion to $200 billion. Under the SFP, the U.S. Treasury issues bills and places the proceeds in an account for the Federal Reserve. The increased balance under the SFP will be completed by auction during March and April 2010 in the form of eight $25 billion, 56-day SFP bills.

FDIC Rule Concluding the Debt Guarantee Program: On September 16, 2009, the Federal Deposit Insurance Corporation (FDIC) published a notice of proposed rulemaking that presented alternatives for phasing out the Debt Guarantee Program (DGP), a component of the Temporary Liquidity Guarantee Program (TLGP), which provides FDIC guarantees of certain senior unsecured bank debt. On October 23, 2009, the FDIC published a final rule amending the DGP to provide for the establishment of a limited six-month emergency guarantee facility. Under the rule, for most insured depository institutions and other entities participating in the DGP, the DGP concluded on October 31, 2009 with the FDIC’s guarantee expiring no later than December 31, 2012. To the extent certain entities become unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances, the emergency guarantee facility will be available on an application basis. If the application is approved, the FDIC will guarantee the applicant’s senior unsecured debt issued on or before April 30, 2010. The final rule became effective October 23, 2009.

FDIC Extends Transaction Account Guarantee Program and Charges Risk-Based Assessments: On June 30, 2009, the FDIC published a notice of proposed rulemaking that presented alternatives for phasing out the Transaction Account Guarantee (TAG) program, a component of the TLGP, which provides FDIC guarantees for all funds held at participating banks in qualifying non-interest bearing transaction accounts. On September 1, 2009, the FDIC published a final rule extending the TAG program with a modified fee structure, which extends the TAG program for six months until June 30, 2010. Each insured depository institution that participates in the extended TAG program will be subject to increased fees during the extension period for the FDIC’s guarantee depending on the entity’s risk category, but participating entities had an opportunity to opt out of the extended TAG program until November 2, 2009. The final rule became effective October 1, 2009.

Federal Reserve Publishes Proposed Rule on “Truth in Lending”: On August 26, 2009, the Board of Governors of the Federal Reserve System published a proposed rule regarding “Truth in Lending.” The proposed rule would create several new regulatory protections for consumers in the residential mortgage market through amendments to Regulation Z, which implements the Truth in Lending Act. In its current form, the proposed rule would prohibit the payment of yield spread premiums to loan originators including creditors that receive table funding. If the proposed rule were to apply to PFIs under the FHLBanks’ MPF 100 product, the adoption of the rule may jeopardize the ability of the FHLBanks to continue the MPF 100 product because the fees paid to PFIs under the MPF 100 product are based in part on the interest rate of the mortgage loans and, therefore, would probably not comply with the rule. Comments on the proposed rule were due by December 24, 2009.

FDIC Rule on Risk-Based Assessments: On March 4, 2009, the FDIC published a final rule that would increase the deposit insurance assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities above a specified level. The final rule differs from the proposed rule published on October 16, 2008 in that an institution’s ratio of secured liabilities to domestic deposits must be greater than 25 percent for an adjustment to exist, rather than 15 percent as stated in the proposed regulation. The secured liability adjustment is simply one component of a new assessment structure which in total is designed to restore the Deposit Insurance Fund to its required level in five years. Any surcharge added to an FHLBank member’s deposit insurance assessment that includes FHLBank advances could adversely impact the attractiveness of FHLBank advances. On December 22, 2008, the FDIC published a final rule that raises the current rates uniformly by 7 bps for the quarterly assessment beginning January 1, 2009 only. The FDIC also amended the restoration plan on March 4, 2009 to extend the period of the restoration plan to seven years.

Federal Reserve Program to Purchase Direct Obligations of FHLBanks: On November 25, 2008, the FOMC announced an initiative to commence purchasing up to $100 billion of the debt of the housing GSEs. Following this announcement, FHLBank term debt pricing improved relative to U.S. Treasury securities and interest rate swaps. On March 18, 2009, the FOMC announced that it was directing the Federal Reserve to increase its projected purchases of GSE debt from $100 billion to $200 billion. On September 23, 2009, the FOMC announced its intention to gradually slow the pace of these purchases and to execute them by the end of the first quarter of 2010. On November 4, 2009, the FOMC announced its intention to reduce the aggregate amount of GSE debt that they intended to purchase to about $175 billion. As of December 31, 2009, the Federal Reserve had purchased a total of $159.9 billion of GSE term debt, leaving approximately $15.1 billion in potential future purchases.

Federal Reserve Term Asset-Backed Securities Loan Facility: On November 25, 2008, the Federal Reserve Board announced the creation of the Term Asset-Backed Securities Loan Facility (TALF), a facility established to help market participants meet the credit needs of households and small businesses by supporting the issuance of ABS collateralized by student loans, auto loans, credit card loans and loans guaranteed by the Small Business Administration (SBA). Under the TALF, the Federal Reserve will lend up to $200 billion on a non-recourse basis to holders of certain AAA-rated ABS backed by newly and recently originated consumer and small business loans. On February 6, 2009, the Federal Reserve released revised terms and conditions of the TALF. On February 10, 2009, the Federal Reserve announced it was prepared to increase the size of the program to up to $1 trillion. On August 17, 2009, the Federal Reserve announced an extension of the TALF from the previous expiration date of December 31, 2009. The Federal Reserve will approve TALF loans against newly issued ABS and legacy commercial MBS through March 31, 2010 and against newly issued commercial MBS through June 30, 2010.

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

Federal Reserve Limits Interest Paid on Balances: On October 9, 2008, the Federal Reserve System published an interim final rule amending Regulation D (Reserve Requirements of Depository Institutions) to direct the Reserve Banks to pay interest on balances held at Reserve Banks to satisfy reserve requirements and balances held in excess of required reserve balances. Consequently, as a pass-through correspondent for institutions that are eligible to receive interest from the Federal Reserve, the FHLBank had been receiving interest on its balances held at the Federal Reserve Bank of Kansas City. On May 29, 2009, the Federal Reserve published a final rule amending Regulation D that prohibited the payment of interest on FHLBank balances held at Reserve Banks unless they are required reserve balances by interest-eligible respondent institutions for which the FHLBank acts as correspondent. In addition, the final rule required that the FHLBank pass such interest back to the respondents. The final rule became effective July 2, 2009.

Temporary Authority of the Secretary of the Treasury: The Recovery Act granted the Secretary of the Treasury the temporary authority (through December 31, 2009) to purchase any obligations and other securities issued by the Regulated Entities if he determined that such purchase was necessary to provide stability to financial markets, to prevent disruptions in the availability of mortgage finance, and to protect the taxpayers. In connection with this authority, on September 9, 2008, the FHLBank entered into a Lending Agreement with the U.S. Treasury. Each of the other 11 FHLBanks also entered into their own Lending Agreements that were identical to the Lending Agreement entered into by the FHLBank. Pursuant to its terms, the Lending Agreement terminated on December 31, 2009. None of the FHLBanks borrowed from the U.S. Treasury under the Lending Agreements while they were in effect.

U.S. House Passes The Wall Street Reform and Consumer Protection Act of 2009: On December 11, 2009, the U.S. House passed The Wall Street Reform and Consumer Protection Act of 2009. The legislation as currently written changes the formula used by the FDIC to determine the amount that depository institutions must pay for deposit insurance by requiring FDIC assessments to be based on a depository institution’s liabilities, including borrowings from the FHLBank, rather than solely domestic deposits as is currently the case. When combined with current FDIC regulations that also assess a depository institution’s liabilities above a certain threshold, the legislation could result in some community banks being assessed twice by the FDIC for the same borrowing from the FHLBank.

U.S. House Agriculture and Financial Services Committees Approve Over-the-Counter Derivatives Markets Act of 2009: On October 13, 2009, the House Agriculture Committee approved the Over-the-Counter Derivatives Markets Act of 2009. On October 15, 2009, the House Financial Services Committee approved similar legislation. The legislation as currently written would require swap dealers and major swap participants to register with the Commodity Futures Trading Commission (CFTC) and to be subject to the CFTC’s regulations. The legislation would require clearing of standardized security-based swaps by a registered clearing agency and would require the trading of standardized security-based swaps on a registered national securities exchange. If it becomes law, the legislation could impact the operations of all FHLBanks depending on its final form and applicability.

Mortgage Cram-Down Legislation: In the 111th Congress, several bills have been introduced that are designed to require lenders to modify the mortgage terms of individuals who are at risk of losing their homes to foreclosure. This legislation could increase the cost of doing business for financial institutions such as the FHLBanks that invest in mortgages or own MBS, particularly private-label MBS. The Helping Families Save Their Homes Act was signed by the President on May 20, 2009. While it contained mortgage modification provisions, it did not contain any mortgage cram-down provisions.

Where to Find Additional Information
We file annual, quarterly and current reports and other information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s Web site at www.sec.gov. We provide a link on our Web site at www.fhlbtopeka.com to the SEC’s Web site to provide access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by recently enacted legislation and other ongoing actions by the U. S. government in response to recent disruptions in the financial markets. Recent disruptions in the financial markets have significantly impacted the financial services industry, the FHLBank and our members. In response to the economic downturn and the continuing recession, the U.S. government has extended certain governmental programs that have and may continue to adversely impact our access to and cost of funds and our competitive position for providing advances. These and future governmental programs could create increased funding costs on consolidated obligations and decreased borrowing activity with our members that could have a material adverse impact on our financial condition and results of operations. See Item 1 – “Business – Legislation and Regulatory Developments” for further discussion of government programs and initiatives.

These initiatives or proposed initiatives have adversely impacted our competitive position with respect to accessing financing as well as the rate that we pay for borrowed funds. For example, the U.S. government’s financial backing of Fannie Mae and Freddie Mac have resulted in the debt securities of Fannie Mae and Freddie Mac being marginally more attractive to investors at various times than the debt securities of the FHLBanks. Additionally, the FDIC’s TLGP initially resulted in the debt securities of larger commercial banks being more attractive to investors at certain times than FHLBank debt. The lack of new supply in TLGP paper since the expiration of the program has resulted in the tightening of the relative spread on TLGP investments to FHLBank debt reducing the yield differential between FHLBank bonds and TLGP securities.

The U.S. Treasury’s program to purchase equity interests in certain financial institutions, as well as funds obtained under the TLGP, initially provided our members with additional access to liquidity that was in direct competition with advances. However, the expiration of the TLGP combined with the general improvement in the U.S. financial sector should reverse the decrease in member demand for advances initially attributed to these programs.

The U.S. Congress has proposed and is considering broad legislation for regulatory reform of financial institutions currently encompassed in the Wall Street Reform and Consumer Protection Act. Although the content of the legislation is changing, the proposed legislation may contain provisions related to reporting of certain derivative transactions, regulation of the derivatives market, and oversight of mortgages by a new federal regulator. Additionally, potential legislation imposing taxes or penalties on large financial institutions may increase the cost of funding for member institutions and negatively affect the demand for FHLBank advances.

To the extent that these initiatives, proposed initiatives and other actions by the U.S. Congress or U.S. government in response to the financial crisis cause a significant decrease in the aggregate amount of advances, our financial condition, results of operations and member value may be adversely affected. See Item 1 – “Business – Competition” for further discussion of the reduction in member borrowings as a result of competition arising from actions of the U.S. government.

We may become liable for all or a portion of the consolidated obligations of one or more of the other FHLBanks. We are jointly and severally liable with the other FHLBanks for all consolidated obligations issued on behalf of all 12 FHLBanks through the Office of Finance. We cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all our consolidated obligations have been paid in full. If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligation, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. However, no Federal Home Loan Bank has ever defaulted on its debt obligations since the FHLBank System was established in 1932.

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

We share a regulator with Fannie Mae and Freddie Mac. The Finance Agency currently serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae and Freddie Mac . Because the business models of Fannie Mae and Freddie Mac are significantly different from that of the FHLBanks, there is a risk that actions by the Finance Agency toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBank’s operations and/or financial condition.

There is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac. For example, the conservatorship of Fannie Mae and Freddie Mac, the U.S. Treasury financing agreements, and negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing from time to time, as investors have perceived GSE debt instruments as bearing increased risk. Although these actions resulted in somewhat decreased spreads on GSE debt, including FHLBank debt relative to U.S. Treasury securities, investor concerns negatively affected the FHLBanks’ business and financial condition. In addition, the special status of Fannie Mae and Freddie Mac debt securities could result in higher relative funding costs on FHLBank debt. As a result of the foregoing, we may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors relative to Fannie Mae and Freddie Mac debt securities. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest spreads (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If we change the pricing of our advances in response to this potential decrease in net interest spreads, the advances may no longer be as attractive to our members, and any outstanding advance balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect our financial condition and results of operations.

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand and the effect of the reduction of liquidity in financial markets, which are beyond the FHLBank’s control) at the time. The severe financial and economic disruptions, which began in the fourth quarter of 2007, deteriorated further in the fall of 2008 with the conservatorship of Fannie Mae and Freddie Mac and the bankruptcy of Lehman Brothers. While the financial and economic disruptions persisted into the first quarter of 2009, its severity decreased as we progressed through the remainder of 2009. These market disruptions combined with the U.S. government’s measures enacted to mitigate their effects altered the traditional bases on which market participants value GSE debt securities, particularly FHLBank consolidated obligations, and consequently affected our funding costs and practices. In the depths of the crisis, the FHLBank’s cost of issuing term debt increased significantly relative to U.S. Treasury obligations and LIBOR and resulted in the FHLBank becoming more reliant on the issuance of consolidated discount notes, with maturities of one year or less. Had there also been any significant disruption in the short-term debt markets during the same time period, it could have had a serious effect on our business and the business of the other FHLBanks. If such a significant market disruption in the short-term debt markets had occurred for an extended time, we might not have been able to obtain short-term funding on acceptable terms and the high cost of longer-term liabilities would likely have caused us to increase advance rates, which could have adversely affected demand for advances and, in turn, our results of operations. Alternatively in such a scenario, continuing to fund longer-term variable rate assets with very short-term liabilities could have adversely impacted our results of operations if the cost of those short-term liabilities had risen to levels above the yields on the long-term variable rate assets being funded. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial and economic disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

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

Changes in our credit ratings may adversely affect our ability to issue consolidated obligations on acceptable terms. Our consolidated obligations currently have the highest credit rating from Moody’s and S&P. A revision in or withdrawal of those ratings could adversely affect us in a number of ways. It could result in a revision or withdrawal of the ratings of the consolidated obligations of the FHLBanks. It could require the posting of additional collateral for derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to pledge for public unit deposits or other transactions. We have also executed various standby bond purchase agreements with two state HFAs in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We seek to be in a position to meet our members’ credit and liquidity needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, in accordance with the Finance Agency’s requirement to maintain five calendar days of contingent liquidity, we maintain a contingency liquidity plan designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. However, regulatory actions, such as the SEC’s regulation amending the rules governing money market funds, may increase our cost of funds and/or may increase the cost of maintaining liquidity requirements established in policy or regulation. Our efforts to manage our liquidity position, including carrying out our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

Changes in the credit standing at other FHLBanks, including the credit ratings assigned to those FHLBanks, could adversely affect us. The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one of the other 11 FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. As of March 15, 2010, two FHLBanks had ratings of AA+, but each was assigned a stable outlook by S&P. No FHLBank was assigned a negative outlook by S&P. FHLBank Topeka and the remaining nine FHLBanks were rated AAA with a stable outlook by S&P. All 12 FHLBanks were rated Aaa by Moody’s. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue consolidated obligations for our benefit.

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

We also compete in the capital markets with Fannie Mae, Freddie Mac, other GSEs and U.S. government-guaranteed programs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations, and other debt instruments. We face increased competition in the Agency/GSE and other related debt markets as a result of new debt programs, including those explicitly guaranteed by the U.S. and foreign governments. Our ability to obtain funds through the issuance of debt depends in part on prevailing market conditions in the capital markets (including investor demand), such as effects on the reduction in liquidity in financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on terms that are acceptable to us. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has kept pace with our funding needs, we cannot assure that this will continue in the future.

The yield on or value of our MBS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS investments. Delinquencies and losses with respect to residential mortgage loans have generally increased, particularly in the nonprime sector, including subprime and alternative documentation loans. In addition, residential property values in many states have declined or remained stable, after extended periods during which those values appreciated. If delinquency and/or default rates on mortgages continue to increase, and/or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS investments. In addition, market prices for many of the private-label MBS we hold are below their amortized cost due to market uncertainty and illiquidity. The significant widening of credit spreads that began in December 2007 and reduced the fair value of our MBS portfolio, which includes Agency and private-label MBS, has mostly reversed itself. Despite the overall improvement in the market prices of our MBS since the end of 2008, we could experience additional other-than-temporary impairments on certain investment securities in the future, which could result in significant losses. Furthermore, market illiquidity has increased the amount of management judgment required to value private-label MBS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

In addition, on May 20, 2009, Congress enacted loan modification legislation. The legislation provides that if a servicer of residential mortgages agrees to enter into a residential loan modification, workout, or other loss mitigation plan with respect to a residential mortgage originated before the date of enactment of the legislation, including mortgages held in a securitization or other investment vehicle, to the extent that the servicer owes a duty to investors or other parties to maximize the net present value of such mortgages, the servicer is deemed to have satisfied that duty and will not be liable to those investors or other parties, if certain criteria are met. Those criteria include the following: (1) default on the mortgage has occurred, is imminent, or is reasonably foreseeable; (2) the mortgagor occupies the property securing the mortgage as his or her principal residence; and (3) the servicer reasonably determined that the application of the loss mitigation plan to the mortgage will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. At this time, the FHLBank is unable to predict what impact, if any, this legislation may have on the ultimate recoverability of its private label MBS investment portfolio; however, the modifications may result in reductions in the value of the FHLBank’s private label MBS portfolio and increases in credit and noncredit losses the FHLBank incurs on such securities.

On February 10, 2010, Freddie Mac and Fannie Mae announced that they would buy out guaranteed loans that are delinquent by 120 days or greater. Freddie Mac will buy out “substantially all” of its 120+ delinquent loans in March 2010. Fannie Mae expects to begin its buyouts in April 2010 and complete the buyouts over the subsequent few months. Additionally, both agencies intend to continue to buy out loans as they become 120 days delinquent. These buyouts will result in prepayments of the FHLBank’s Agency investments, which we may not be able to replace at similar yields. The FHLBank currently estimates that the accelerated prepayments caused by these buyouts during 2010 could be in the range of $350 - $500 million for the FHLBank but is not expected to have a significant impact on the FHLBank’s 2010 earnings.

Loan modification and liquidation programs could have an adverse impact on the value of our MBS investments. As mortgage loans continue to experience increased delinquencies and loss severities, mortgage servicers continue their efforts to modify these loans in order to mitigate losses. Such loan modifications increasingly may include reductions in interest rates and/or principal on these loans. Losses from such loan modifications may be allocated to investors in MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received.

Many servicers are contractually required to advance principal and interest payments on delinquent loans backing MBS investments, regardless of whether the servicer has received payment from the borrower, provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements, combined with decreasing property values in many areas, may result in higher losses than we may have expected or experienced to date being allocated to our MBS investments backed by such loans.

Securities or mortgage loans pledged as collateral by the FHLBank’s borrowers could be adversely affected by the devaluation or inability to liquidate the collateral in the event of a default by the borrower. Although the FHLBank obtains sufficient collateral on advances to protect it from credit losses, changes in market conditions or other factors may cause the collateral to deteriorate in value, which could lead to a credit loss in the event of a default by a borrower and adversely affect our financial condition and results of operations. A reduction in liquidity in the financial markets or otherwise, could have the same affect.

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

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, which are currently perceived to present a higher degree of risk than they were perceived to present in the past due to the continued reduced liquidity in financial markets for certain financial transactions, difficulties in the current housing market and the deterioration in the financial performance and condition of financial institutions in general. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on advances; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers and financial guarantors; (3) third-party providers of supplemental mortgage insurance for mortgage loans purchased under the MPF programs; (4) derivative counterparties; and (5) unsecured money market and Federal funds investment transactions. The liquidity and financial condition of some of our counterparties may have been adversely affected by the continued reduced liquidity in the financial markets for certain financial transactions and difficulties in the housing market. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition.

We rely upon derivatives to lower our cost of funds and reduce our interest-rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest-rate risk, option risk and mortgage-prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances. As a result, our effective use of derivatives depends upon management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest-rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms, we may incur higher funding costs and be unable to effectively manage our interest-rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

Further, events such as changes in our market-risk profile, credit quality of assets held and increased volatility of net income caused by the application of certain GAAP may affect the adequacy of our retained earnings and may require us to increase our target level of retained earnings and correspondingly reduce our dividends from historical dividend payout ratios in order to achieve and maintain the targeted amounts of retained earnings under our retained earnings policy.

Our ability to declare dividends may be restricted by Finance Agency rules regarding excess stock. Pursuant to Finance Agency regulations, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. If our total assets are significantly decreased, our ability to issue dividends in stock may be impaired which could, in turn, adversely affect demand for our advances. Additionally, Finance Agency regulations on capital classifications could restrict the FHLBank’s ability to pay a dividend.

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

We may also suspend the redemption of capital stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Agency for redemptions or repurchases is required if the Finance Agency or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, we cannot assure that the Finance Agency would grant such approval or, if it did, upon what terms it might do so. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations issued by the FHLBank through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.

Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our capital stock that is held by a member. Since there is no public market for our capital stock and transfers require our approval, we cannot assure that a member’s purchase of our capital stock would not effectively become an illiquid investment.

Changes in the application of relevant accounting standards, especially those related to the accounting for derivatives, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of GAAP for those derivatives. This earnings volatility is caused by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item, and by the changes in the fair values of derivatives that do not qualify for hedge accounting (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item). If we did not apply hedge accounting, the result could be an increase in volatility of our earnings from period to period. Proposals from the Financial Accounting Standards Board (FASB) to eliminate the current option to hedge the benchmark rate would result in the FHLBank marking the hedged item to full fair value and could result in a significant number of current highly effective benchmark hedges failing to be highly effective if converted to full fair value hedges, which would result in increased earnings volatility. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings target, and our members’ willingness to hold the stock necessary for membership and/or activity with us, such as advance and mortgage loan activities.

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

We could experience losses on our MBS/CMO and HFA investments as a result of losses in the home mortgage loan market or the failure of a third-party insurer. Increased delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of the FHLBank’s MBS/CMO and HFA investments. The magnitude of the losses in the home mortgage loan market could potentially overwhelm one or more of the monoline mortgage insurance companies resulting in such company’s failure to perform. If the collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bond holders could experience losses of principal.

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

The government support for the home mortgage market could have an adverse impact on our mortgage loans held for portfolio. Government policy and actions by the U.S. Treasury, the Federal Reserve, Fannie Mae, Freddie Mac, and the FDIC have been focused on lowering the home mortgage rates. These actions may increase the rate of mortgage prepayments which may adversely affect the earnings on our mortgage investments.

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

Member failures, out-of-district consolidations and changes in member business with us may adversely affect our financial condition and results of operations. Over the last two years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors have led to an increase in both the number of financial institution failures and the number of mergers and consolidations. During 2009, we experienced member failures, member consolidations and significant changes in the level of advance business with certain members. If the number of member institution failures, consolidations and decreases in business continues to increase, these activities may reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and the results of operations, as well as our operations generally.

Further, while member failures may cause us to liquidate pledged collateral if the outstanding advances are not repaid, the failures of the past three years have been resolved either through repayment directly from the FDIC or through the purchase and assumption of the advances by another surviving financial institution. The ability to liquidate the pledged collateral as well as the value of the collateral may cause financial statement losses. Additionally, as members become financially distressed, we may, at the request of their regulators, decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If member banks are unable to obtain sufficient liquidity from us, it may cause further deterioration of that member institution. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.

Our controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate. We may fail to identify and manage risks related to a variety of aspects of our business, including without limitation, operational risk, interest-rate risk, legal and compliance risk, human capital risk, liquidity risk, market risk and credit risk. We have adopted controls, procedures, policies and systems to monitor and manage these risks. Our management cannot provide complete assurance that such controls, procedures, policies and systems are adequate to identify and manage the risks inherent in our business and because our business continues to evolve, we may fail to fully understand the implications of changes in our business, and therefore, we may fail to enhance our risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on our financial condition, results of operations, and the value of the FHLBank to our membership.

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

Item 4: (Removed and Reserved)

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a cooperative, members own almost all the Class A Common Stock and Class B Common Stock of the FHLBank with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advances executed and mortgage loans sold while they were members. Note, however, that the portion of the FHLBank capital stock subject to mandatory redemption is treated as a liability and not as capital, including the capital stock of former members. There is no public trading market for the FHLBank’s capital stock.

All member directors of the FHLBank are elected by and from the membership, and the FHLBank conducts its business in advances and mortgage loan acquisitions almost exclusively with its members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under the FHLBank’s capital plan. The FHLBank may repurchase shares held by members in excess of the members’ required stock holdings at its discretion at any time at par value. Par value of all common stock is $100 per share. As of December 31, 2009, the FHLBank had 887 stockholders and 3,120,681 shares of Class A Common Stock and 13,130,646 shares of Class B Common Stock outstanding, including 185,141 shares of Class A Common Stock and 39,225 shares of Class B Common Stock subject to mandatory redemption by members. The FHLBank is not currently required to register either class of its stock under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, the FHLBank was required to file a registration statement in order to register one of its classes of stock pursuant to section 12(g)(1) of the Exchange Act. The FHLBank’s registration was effective July 14, 2006.

The FHLBank paid quarterly stock dividends during the years ended December 31, 2009, 2008 and 2007, which includes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Tables 12 and 13 (in thousands):

Table 12

	Class A Common Stock
	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid
12/31/2009	0.75%	$50	$542	$592
09/30/2009	0.75	48	544	592
06/30/2009	0.75	46	919	965
03/31/2009	0.75	47	1,147	1,194
12/31/2008	0.75	45	1,204	1,249
09/30/2008	1.75	46	2,732	2,778
06/30/2008	1.75	48	2,717	2,765
03/31/2008	2.75	44	4,428	4,472
12/31/2007	4.00	44	6,729	6,773
09/30/2007	4.55	45	7,636	7,681
06/30/2007	4.45	45	6,943	6,988
03/31/2007	4.45	79	6,580	6,659

1	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

Table 13

	Class B Common Stock
	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid
12/31/2009	3.00%	$59	$10,054	$10,113
09/30/2009	3.00	40	10,526	10,566
06/30/2009	2.50	51	8,707	8,758
03/31/2009	2.50	38	9,553	9,591
12/31/2008	2.50	37	10,874	10,911
09/30/2008	4.75	43	19,892	19,935
06/30/2008	4.75	45	17,815	17,860
03/31/2008	5.75	40	20,879	20,919
12/31/2007	6.25	43	24,045	24,088
09/30/2007	6.70	40	23,296	23,336
06/30/2007	6.50	46	20,492	20,538
03/31/2007	6.50	40	21,018	21,058

1	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

Management anticipates that the FHLBank will continue to pay quarterly dividends in the future, primarily in shares of Class B Common Stock. Dividends may be paid in cash or Class B Common Stock as authorized under the FHLBank’s capital plan and approved by its Board of Directors. The FHLBank believes that dividends paid in the form of stock are advantageous to members because FHLBank stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code (IRC) and are, therefore, not taxable at the time declared and credited to a member. Dividends paid in stock can be utilized by members to support future activity with the FHLBank or can be redeemed by the member if the amounts represent excess stock, subject to stock redemption request procedures and limitations. The FHLBank’s dividends generally increase as short-term interest rates rise and decrease as short-term interest rates fall. The dividend percent paid has historically been a function of or closely tied to the FHLBank’s net income for a dividend period.The FHLBank has a retained earnings policy that was considered by the Board of Directors when dividends were declared during 2007, 2008 and 2009, but the retained earnings target calculated in accordance with the policy did not significantly affect the level of dividends declared and paid in any of those periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding the FHLBank’s retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” for a discussion of restrictions on dividend payments in the form of capital stock. FHLBank management does not expect that its retained earnings policy will significantly affect dividends paid during 2010. Management expects that the FHLBank will continue to be able to make additions to retained earnings while paying Class B Common Stock dividends at or above short-term market interest rates and Class A Common Stock dividends (paid in cash or in Class B Common Stock) at or slightly below short-term market interest rates, on average. While recent Class A Common Stock dividend rates at 0.75 percent per annum have been well above short-term interest rates such as overnight Federal funds (average of 0.16 percent for 2009), they will not remain at such levels when short-term interest rates begin to rise. There is also a possibility that dividend levels might be reduced in order to meet the target level of retained earnings under the policy since the target level fluctuates from period to period, because it is a function of the size and composition of the FHLBank’s balance sheet and the risks contained therein.

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

Item 6: Selected Financial Data

Table 14

Selected Financial Data (dollar amounts in thousands):

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Statement of Condition (as of year end)
Total assets	$42,631,611	$58,556,231	$55,304,572	$52,672,226	$46,862,021
Investments1	16,347,941	19,435,809	20,515,451	21,497,705	17,068,211
Advances	22,253,629	35,819,674	32,057,139	28,445,245	27,086,568
Mortgage loans held for portfolio, net2	3,333,784	3,023,805	2,352,301	2,375,284	2,424,258
Deposits	1,068,757	1,703,531	1,340,816	1,117,006	893,253
Consolidated obligation bonds, net3	27,524,799	27,421,634	31,213,358	32,038,999	29,888,619
Consolidated obligation discount notes, net3	11,586,835	26,261,411	19,896,098	16,736,007	13,434,760
Total consolidated obligations, net3	39,111,634	53,683,045	51,109,456	48,775,006	43,323,379
Mandatorily redeemable capital stock	22,437	34,806	36,147	46,232	64,355
Capital stock	1,602,696	2,240,335	2,091,187	2,006,992	1,788,341
Retained earnings	355,075	156,922	208,763	173,477	138,557
Accumulated other comprehensive income (loss)	(11,861)	(2,012)	(2,096)	(7,093)	(7,434)
Total capital	1,945,910	2,395,245	2,297,854	2,173,376	1,919,464

Statement of Income (for the year ended)
Net interest income	259,011	247,287	231,825	215,240	225,505
Provision for (reversal of) credit losses on mortgage loans	1,254	196	(25)	358	335
Other income (loss)	108,021	(168,312)	10,220	4,370	(10,091)
Other expenses	43,586	40,002	37,254	33,211	29,452
Income before assessments	322,192	38,777	204,816	186,041	185,627
Assessments	85,521	10,338	54,510	49,578	49,279
Net income	236,671	28,439	150,306	136,463	136,348

Ratios and Other Financial Data
Dividends paid in cash4	367	345	373	354	348
Dividends paid in stock4	41,500	79,935	114,647	101,189	84,912
Weighted average dividend rate5	2.61%	4.34%	6.00%	5.72%	4.68%
Dividend payout ratio6	17.69%	282.29%	76.52%	74.41%	62.53%
Return on average equity	11.24%	1.17%	6.93%	6.88%	6.97%
Return on average assets	0.48%	0.05%	0.29%	0.28%	0.29%
Average equity to average assets	4.31%	4.15%	4.14%	4.10%	4.21%
Net interest margin7	0.53%	0.43%	0.44%	0.45%	0.49%
Total capital ratio8	4.56%	4.09%	4.15%	4.13%	4.10%
Regulatory capital ratio9	4.64%	4.15%	4.22%	4.23%	4.25%
Ratio of earnings to fixed charges10	1.56	1.02	1.08	1.08	1.12

1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2	Allowance for credit losses on mortgage loans was $1,897,000, $884,000, $844,000, $854,000 and $756,000 as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively.
3
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 11 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $504,000, $609,000, $2,101,000, $2,594,000 and $384,000 for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

5	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6	Dividends declared as a percentage of net income.
7	Net interest income as a percentage of average earning assets.
8	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income as a percentage of total assets.
9	Regulatory capital (i.e., permanent capital and Class A capital stock) as a percentage of total assets.
10	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of December 31, 2009 and 2008, and results of operations for the years ended December 31, 2009, 2008 and 2007. This discussion should be read in conjunction with the FHLBank’s audited financial statements and related notes for the year ended December 31, 2009 included in Item 8 of this report.

FINANCIAL REVIEW

Overview
Total assets declined 27.2 percent to $42.6 billion as of December 31, 2009 from $58.6 billion as of December 31, 2008. The overall decrease was primarily due to a $13.6 billion decline in advances and a $3.1 billion decrease in investments. Nearly half of the decrease in advance balances is the result of U.S. Central Federal Credit Union paying down $5.4 billion during the first quarter of 2009, largely as a consequence of government assistance received by U.S. Central Federal Credit Union and its placement into conservatorship by the National Credit Union Administration on March 20, 2009. The remaining decrease is the result of a broad-based advance decline as FHLBank members have generally experienced growth in deposits, decline in loan demand, and access to debt programs explicitly guaranteed by the U.S. government. Total investments (including interest-bearing deposits at the Federal Reserve as of December 31, 2008) decreased as the FHLBank managed its balance sheet in order to maintain appropriate liquidity, capital and leverage ratios subsequent to the large decrease in advances.

On the liability side of the balance sheet, consolidated obligation discount notes, which are typically used to fund short-term advances and investments, decreased by $14.7 billion. Discount notes as a percentage of total consolidated obligations dropped from 49 percent as of the end of 2008 to 30 percent as of the end of 2009. This decrease was primarily a function of: (1) the shrinkage in short-term FHLBank advances during 2009; (2) the shrinkage in short-term FHLBank investments; and (3) the improvement in the financial markets during 2009 that has allowed the FHLBank to issue swapped callable debt at lower sub-LIBOR costs than in late 2008 and early 2009.

The FHLBank’s net income for 2009 was $236.7 million compared to $28.4 million for 2008. The significant changes in the components of net income are as follows:
▪	$11.7 million increase in net interest income (increase income);
▪	$56.9 million decrease related to net gains (losses) on trading securities (decrease income);
▪	$327.0 million increase related to net gains (losses) on derivatives and hedging activities (decrease in losses, which results in an increase in income);
▪	$4.2 million decrease in other-than-temporary impairment losses on held-to-maturity securities (increase income); and
▪	$75.2 million increase in assessments (decrease income).

As indicated above, the significant increase in net income was mainly due to the positive impact of gains recorded related to derivatives and hedging activities. These gains were partially offset by losses recorded due to changes in market values of trading securities. Most of the market value changes on trading securities and gains on derivatives are a result of credit spreads returning to more normal, historical relationships or levels during 2009 and are primarily reversals of losses on derivatives (partially offset by gains on trading securities) recorded in the fourth quarter of 2008. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 7 for additional discussion.

The FHLBank’s return on average equity (ROE) increased to 11.2 percent for 2009 compared to 1.2 percent for 2008. The increase can be primarily attributed to the net positive impact of market value changes on trading securities and net gains (losses) on derivatives and hedging activities as mentioned above.

The average dividend rates paid during 2009 were 0.75 percent and 2.76 percent for Class A Common Stock and Class B Common Stock, respectively, with an overall average dividend rate of 2.61 percent for 2009. This was a decrease over average dividends paid during 2008 of 2.04 percent and 4.70 percent for Class A Common Stock and Class B Common Stock, respectively, with an overall average dividend rate of 4.34 percent for 2008. The decrease in dividend rates can be attributed to the decrease in average short-term interest rates from 2008 to 2009 (see Table 15). We anticipate that average 2010 dividend rates will increase slightly from the 2009 levels, especially if short-term interest rates increase during 2010. Refer to this Item 7 – “Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 15 presents selected market interest rates as of the dates or periods shown.

Table 15

Market Instrument	Average Rate for 2009	Average Rate for 2008	December 31, 2009 Ending Rate	December 31, 2008 Ending Rate
Overnight Federal funds effective/target rate1	0.16%	1.94%	0.0 to 0.25%	0.0 to 0.25%
FOMC target rate for overnight Federal funds1	0.0 to 0.25	2.08	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.15	1.37	0.06	0.08
3-month LIBOR1	0.69	2.93	0.25	1.43
2-year U.S. Treasury note1	0.94	1.99	1.16	0.77
5-year U.S. Treasury note1	2.18	2.79	2.70	1.55
10-year U.S. Treasury note1	3.24	3.64	3.85	2.21
30-year residential mortgage note rate2	5.03	6.02	4.92	5.03

1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

The FOMC has continued to maintain the Federal funds target rate at a range of zero to 0.25 percent and stated in its March 16, 2010 meeting that economic conditions dictate that the Federal funds rate will likely be kept at “exceptionally” low levels for an extended period. The FOMC also noted that while economic activity has continued to strengthen and the deterioration of the labor market is lessening, the rate of economic recovery is likely to be moderate and inflation is likely to remain restrained for a time.

Short-term LIBOR rates fell significantly during 2009. The decrease in the short-term portion of the LIBOR interest rate curve is primarily the result of excess demand from market participants with larger amounts of cash to invest than the supply of eligible money market investments. To some extent, the decrease in LIBOR also tends to indicate that financial markets see less risk in lending short-term funds to other financial institutions, especially from late 2008 to mid-2009 as the financial market crisis began to subside. In some instances, the decrease in short-term LIBOR results in decreases in the FHLBank’s borrowing costs including debt that is directly swapped to one-month or three-month LIBOR and debt that, while not directly tied to LIBOR, normally tracks the general direction of LIBOR. Conversely, decreases in LIBOR also result in decreases in yields on some FHLBank assets including investments and advances directly indexed to short-term LIBOR and assets that, while not directly indexed to LIBOR, normally track the general direction of the short-term portion of the LIBOR rate curve.

Short-term U.S. Treasury rates remained relatively low throughout 2009, while the long-term portion of the U.S. Treasury rate curve (one-year and beyond) moved up from the historically low levels at the end of 2008. The low short-term rate environment experienced in 2009 is likely primarily due to reduced inflationary expectations and persistently strong demand for U.S. Treasury debt. The long-term portion of the U.S. Treasury rate curve increased during 2009 but remained somewhat range bound by a number of factors, including the direct purchase of these securities by the Federal Reserve Bank under its quantitative easing program. The combination of low short-term interest rates and increasing long-term interest rates has caused a very steep interest rate curve, with the difference between short-term and long-term rates being historically wide. However, the FHLBank continues to expect higher short-term and long-term interest rates in the future due to the inflationary impact from the current and anticipated volumes of U.S. Treasury issuance and concerns about the potential decrease in demand for U.S. Treasuries, Agency debentures and Agency MBS after the Federal Reserve Bank’s quantitative easing program has ended. In some instances, higher interest rates increase the cost of issuing FHLBank consolidated obligations and typically increase the cost of advances for its members.

In addition to the low absolute interest rates in 2009, spreads of FHLBank debt relative to similar term U.S. Treasury instruments significantly improved (narrowed) during 2009. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note was 82 bps as of December 31, 2008. This spread decreased to 11 bps as of December 31, 2009. The spread between the on-the-run FHLBank five-year bullet debt and the five-year U.S. Treasury note was 130 bps as of December 31, 2008. This spread decreased to 25 bps as of December 31, 2009. The theoretical swap level of the on-the-run FHLBank two-year bullet improved from three-month LIBOR plus 17.1 bps on December 31, 2008 to three-month LIBOR minus 9.8 bps on December 31, 2009. The theoretical swap level of the on-the-run FHLBank five-year bullet improved from three-month LIBOR plus 73.4 bps on December 31, 2008 to three-month LIBOR minus 1.8 bps on December 31, 2009. We believe that at least a portion of these improvements in the FHLBank’s spread to U.S. Treasuries and swap levels are likely due primarily to purchases of FHLBank debt by the Federal Reserve Bank, and, secondarily from stronger demand for FHLBank debt from other market participants, improving financial market conditions and improving market perceptions of the FHLBank system. We are uncertain, however, if these improved levels will continue into the future, especially when U.S. government ends the direct purchase of Agency securities by the Federal Reserve Bank under its quantitative easing program on March 31, 2010.

In November 2008, the Federal Reserve announced that it would begin purchasing Agency MBS and the direct obligations of the housing-related GSEs, including the FHLBank, in order to reduce the cost and increase the availability of credit for the purchase of homes. In March 2009, the FOMC expanded the program to purchase Agency MBS to a maximum of $1.25 trillion and expanded the GSE direct obligation purchase program to a maximum total of $200 billion. In September 2009, the FOMC announced the program’s commitment to purchase the maximum $1.25 trillion of Agency MBS and decided to gradually slow the pace of its purchases of Agency MBS and GSE direct obligations in order to promote a smooth transition to the completion of the program, and extended the targeted completion date of the programs from December 31, 2009 to the end of the first quarter of 2010. In November 2009, the FOMC reduced the maximum amount of GSE direct obligations it intended to buy by $25 billion to a maximum of approximately $175 billion. As of March 17, 2010, the Federal Reserve Bank had purchased a cumulative total of approximately $1.24 trillion in Agency MBS and $170.6 billion in Agency debentures which is approximately 99 percent and 97 percent of the program maximums, respectively. Of the GSE direct obligations purchased, the Federal Reserve has purchased $37.3 billion in FHLBank mandated Global bullets through March 17, 2010. During 2009, the Federal Reserve purchased $31.4 billion in FHLBank consolidated obligations. The weighted average maturity date of the FHLBank consolidated obligations purchased by the Federal Reserve in 2009 was October 28, 2012. From the beginning of the purchase program on December 5, 2008, the total amount of FHLBank consolidated obligations purchased by the Federal Reserve through December 31, 2009 was $34.4 billion with a weighted average maturity date of October 3, 2012. These purchases by the Federal Reserve helped stabilize the U.S. Treasury, Agency debenture and Agency MBS markets throughout 2009. When the purchases reach the program maximum or when the program expires, the cost to issue FHLBank consolidated obligations bonds will likely increase.

During the first quarter of 2009, the FOMC directed the Federal Reserve to initiate purchases of U.S. Treasuries. The Federal Reserve Bank completed its U.S. Treasury purchase program in October 2009. The total amount of U.S. Treasuries purchased under the program was $300 billion.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This resulted in strong investor demand for FHLBank discount notes and short-term bonds throughout 2009. Because of this strong demand, the cost to issue short-term consolidated obligations remained low throughout 2009. We are unsure how long these low debt issuance costs will persist; however, we anticipate that in 2010 demand for short-term consolidated obligations will fall and yields will rise due to declining demand from investors and increases in short-term interest rates.

Several recent developments have the potential to impact the demand for FHLBank short-term consolidated obligations including discount notes, floating rate consolidated obligations and short-term consolidated obligation bonds in the coming months. On February 23, 2010, the SEC published a final rule, which amends the rules governing money market funds under the Investment Company Act (see Item 1 – “Business – Legislation and Regulatory Developments”). Management anticipates that limiting the remaining maturity of money market fund investments in Agency consolidated obligations included in the SEC definition of “daily or weekly liquid assets” to 60 days or less will adversely impact the demand for discount notes and other consolidated obligations with longer maturities and will likely result in an increase in the FHLBank’s cost of funds. Additionally, reducing the maximum weighted average maturity of a money market fund’s portfolio from 90 days to 60 days and limiting the maximum weighted average life to maturity of a money market fund’s portfolio to 120 days will likely reduce money market funds’ demand for longer-term consolidated obligation discount notes, floating rate securities and short-term consolidated obligation bonds. Even without the SEC changes in the final rule, the demand for Agency discount notes by money market funds has declined steadily due to an overall decline in money market fund balances, which is the result of balances moving into other asset classes causing the Agency discount notes share in money market funds’ asset mixes to decline. Because money market funds are such a large and important investor base for FHLBank short-term obligations, lower demand from money market funds for FHLBank discount notes, floating rate consolidated obligation bonds and short-term consolidated obligation bonds will likely result in higher costs to issue these instruments and typically increase the cost of advances for its members.

On January 28, 2010, the U.S. Senate approved a $1.9 trillion increase to the debt ceiling. Subsequently, the measure was approved by the U.S. House of Representatives on February 4, 2010 and became public law on February 12, 2010. Congress previously increased the debt ceiling by $290 billion on December 24, 2009. The increase in the debt ceiling in 2010 allows for an increase in the U.S. Treasury’s Supplementary Financing Account by increasing its issuance of Treasury bills under the SFP. On February 23, 2010, the U.S. Treasury announced that it would issue $200 billion in SFP Treasury bills over the next two months. Prior to the increase in the debt ceiling, the U.S. Treasury was paying down Treasury bills in order to make room for issuance of longer-term Treasury securities. This decrease in outstanding Treasury bill supply was a primary contributor to the FHLBank’s improved cost on discount note issuance during the fourth quarter of 2009 as these instruments are often considered to be a similar investment. An increased supply of Treasury bills will likely lead to increased discount note costs in early 2010. Additionally, in order to drain excess reserves, other tools will likely eventually be employed by the Federal Reserve that will result in increased supply in the short-term debt market and increased competition for discount notes. These include, but are not limited to, issuance of non-SFP U.S. Treasury bills and reverse repos. Increased supply and competition will likely increase discount note costs.

As indicated previously, the cost to issue consolidated obligations for terms of two years or greater improved in 2009 relative to LIBOR and U.S. Treasury obligations. These longer term consolidated obligations are now trading at levels in the range experienced prior to the financial market disruptions in the second and third quarters of 2008. We believe this improvement is primarily the result of the FOMC’s direct purchases of FHLBank debentures and, secondarily, from stronger demand for Agency debt from other market participants, improving financial market conditions and improving market perceptions of the FHLBank system. The cost to issue consolidated obligations for terms of two years or greater is likely to increase following the expiration of the Federal Reserve’s program to purchase GSE direct obligations on March 31, 2010. While domestic investor demand for consolidated obligations remains relatively strong, foreign holdings of Agency securities (debentures and MBS) has steadily declined during 2009. Increased reliance on a smaller number of investors might result in higher debt costs for the FHLBank. However, because of the short-term maturity of its advances (including long-term adjustable rate advances tied to the FHLBank’s short-term advance rates) and short-term investments, the FHLBank continues to fund a portion of its advances and investments with short-term consolidated obligation discount notes. Discount notes as a percentage of total consolidated obligations dropped from 49 percent as of the end of 2008 to 30 percent as of the end of 2009, which was a function of: (1) the shrinkage in short-term FHLBank advances during 2009; (2) the shrinkage in short-term FHLBank investments during 2009; and (3) the improvement in the financial markets during 2009 that has allowed the FHLBank to issue swapped callable debt at lower sub-LIBOR costs than in late 2008 and early 2009. The use of discount notes allows the FHLBank to adjust its balance sheet as advance demand expands and contracts, much like it did in 2009.

On December 24, 2009, the U.S. Treasury announced that it was amending the Preferred Stock Purchase Agreements with Fannie Mae and Freddie Mac, which were established when the Agencies were put into conservatorship. The amendment effectively removed the cap established under these commitments and amended the requirement that Fannie Mae and Freddie Mac reduce the size of their retained portfolio in 2010 to be based on the maximum allowable size of the portfolio ($900 billion per institution) instead of the actual size of the portfolios at the end of 2009. The U.S. Treasury’s actions were intended to demonstrate the government’s support for Fannie Mae and Freddie Mac and its support of the role they play in the housing market. This show of support might also strengthen how the market perceives the implicit guarantee on FHLBank consolidated obligations and increase demand for these obligations.

On February 10, 2010, Freddie Mac and Fannie Mae announced that they would buy out guaranteed loans that are delinquent by 120 days or greater. See Item 1A – “Risk Factors” for additional discussion. It is likely that both agencies will increase their issuance of discount notes, short-term callable and bullet bonds, and floating rate bonds to fund these buyouts. This increase will likely provide additional upward pressure on the cost of similar instruments issued by the FHLBank.

As of February 1, 2010, the Federal Reserve closed most of its special liquidity facilities, which were initiated as a result of the severe financial market turmoil in the fall of 2008. Those facilities that were closed include the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, the Commercial Paper Funding Facility, the Primary Dealer Credit Facility and the Term Securities Lending Facility. Additionally, the Federal Reserve held the last Term Auction Facility (TAF) auction on March 8, 2010 (after several previous announcements regarding reductions in auction sizes) due to improvements in the short-term funding markets. TAF funds were an alternative to FHLBank advances for certain FHLBank members, and therefore, these actions may increase demand for advances from these members.

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

Accounting for Derivatives. The FHLBank carries derivative instruments at fair value on the Statement of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income, depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of the FHLBank’s derivatives are structured to offset some or all of the risk exposure inherent in its lending, mortgage purchase, investment and funding activities. The FHLBank is required to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses on the underlying assets or liabilities being hedged may be recognized in a symmetrical manner. Therefore, the accounting framework introduces the potential for considerable income variability from period-to-period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, the FHLBank’s reported earnings may exhibit considerable variability. The FHLBank emphasizes hedging techniques that are effective under the hedge accounting requirements. However, in some cases, the FHLBank has elected to retain or enter into derivatives that are economically effective at reducing its risk but do not meet the hedge accounting requirements, either because the cost of the derivative hedge was economically superior to non-derivative hedging alternatives or because no non-derivative hedging alternative was available. As required by Finance Agency regulation and the FHLBank’s RMP, derivative instruments that do not qualify as hedging instruments may be used only if a non-speculative purpose is documented by the FHLBank at the inception of the derivative transaction.

A hedging relationship is created from the designation of a derivative financial instrument as either hedging the FHLBank’s exposure to changes in the fair value of a financial instrument or changes in future cash flows attributable to a balance sheet financial instrument or anticipated transaction. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item. As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions.

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

Given that a derivative qualifies for long haul fair value hedge accounting treatment, the most important element of effectiveness testing is the price sensitivity of the derivative and the hedged item in response to changes in interest rates and volatility as expressed by their effective durations. The effective duration will be influenced mostly by the final maturity and any option characteristics. In general, the shorter the effective duration, the more likely it is that effectiveness testing would fail because of the impact of the short-term LIBOR side of the interest rate swap. In this circumstance, the slope criterion is the more likely factor to cause the effectiveness test to fail.

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

For derivative instruments and hedged items that meet the requirements as described above, the FHLBank does not anticipate any significant impact on its financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in monthly income. As of December 31, 2009 and 2008, the FHLBank held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio includes interest rate caps and floors hedging MBS, interest rate swaps hedging trading securities, interest rate swaps hedging duration of equity (DOE) risk and interest rate swaps used to lower the FHLBank’s cost of funds. The total fair value of these positions, including accrued net interest, was $(25.6) million and $(187.9) million as of December 31, 2009 and 2008, respectively. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on the FHLBank’s earnings can be material, the change in market value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the market value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities. As of December 31, 2009, the FHLBank’s economic hedges consisted of: (1) notional amount of interest rate caps and floors of $6.6 billion hedging changes in interest rates and overall duration of variable rate MBS; (2) notional amount of interest rate swaps of $3.4 billion hedging the cost of consolidated obligation bonds; (3) notional amount of interest rate swaps of $1.5 billion hedging GSE debentures in trading securities; and (4) notional amount of interest rate swaps and caps of $0.3 billion for intermediary transactions. The total par value of trading securities related to economic hedges was $1.5 billion as of December 31, 2009, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. As of December 31, 2008, the FHLBank’s economic hedges consisted of: (1) notional amount of interest rate caps and floors of $6.7 billion hedging changes in interest rates and overall duration of variable rate MBS; (2) notional amount of interest rate swaps of $0.9 billion hedging the cost of consolidated obligation bonds; (3) notional amount of interest rate swaps of $1.6 billion hedging GSE debentures in trading securities; and (4) notional amount of interest rate swaps and caps of $0.2 billion for intermediary transaction. The total par value of trading securities related to economic hedges was $1.6 billion as of December 31, 2008, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. For asset/liability management purposes, all non-mortgage-backed securities currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 62 through 64 under this Item 7, which show the relationship of gains/losses on economic derivative hedges and gains/losses on the non-mortgage-backed trading securities being hedged by economic derivatives. The FHLBank’s projections of changes in fair value of the derivatives have been consistent with actual results. For the balance sheet risks that these derivatives hedge, changes in value historically have been directionally consistent with changes in actual interest rates.

Fair Value. As of December 31, 2009 and 2008, certain of the FHLBank’s assets and liabilities, including investments classified as trading, and all derivatives were presented in the Statement of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain of the FHLBank’s assets, liabilities and derivative transactions. The fair values generated by the FHLBank directly impact the Statements of Condition, Statements of Income, Statements of Capital and Statements of Cash Flows as well as risk-based capital, DOE and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that the FHLBank has sufficient collateral to meet regulatory requirements and to protect itself from a credit loss.

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

As of December 31, 2009, the FHLBank had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring or nonrecurring basis at fair value. However, the FHLBank has recorded other-than-temporary impairment charges on eight held-to-maturity securities, which were written down to their fair values and considered level 3 valuations as of the dates of impairment. The number of unobservable inputs and assumptions was apparent based on validation with other market participant data and valuation sources, and management concluded that the pricing derived for these particular investments should be considered a level 3 valuation.

Accounting for Other-Than-Temporary Impairment of Investments. The continued broad-based deterioration of credit performance related to residential mortgage loans and the accompanying decline in U.S. residential real estate values have increased the level of credit risk to which the FHLBank is exposed in its investments in mortgage-related securities, primarily private-label MBS. The FHLBank’s investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate and difficult conditions in the credit markets, the FHLBank closely monitors the performance of its investment securities classified as held-to-maturity on at least a quarterly basis (or more frequently if a loss-triggering event occurs, such as a material downgrade by the rating agencies) to evaluate its exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

When the fair value of a debt security is less than its amortized cost as of the balance sheet date, an entity is required to assess whether: (1) it has the intent to sell the debt security; (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery; (3) or it does not expect to recover the entire amortized cost basis of the security. If any of these conditions is met, an OTTI on the security must be recognized.

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but the FHLBank does not intend to sell the debt security, nor is it more likely than not that the FHLBank will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the presentation and amount of the OTTI recognized in the Statements of Income has changed. In these instances, the OTTI is separated into: (1) the amount of the OTTI related to the credit loss; and (2) the amount of the OTTI related to all other factors. If the FHLBank’s analysis of expected cash flows results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. If the FHLBank determines that an OTTI exists, it accounts for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of estimated future cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). See additional discussion regarding the recognition and presentation of OTTI in Note 1 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.”

Beginning in the first quarter of 2009, to ensure consistency in determination of the OTTI for investment securities among all FHLBanks, the FHLBanks began using the same key modeling assumptions for purposes of their cash flow analysis. During the second quarter of 2009, the FHLBanks formed an OTTI Governance Committee consisting of representatives from each FHLBank. The OTTI Governance Committee develops the modeling assumptions to be used by the FHLBanks to produce expected cash flows for use in analyzing credit losses and OTTI for residential private-label MBS.

Guidance provided by the Finance Agency, some of which was based upon written guidance and other of which was provided only through informal comments to the FHLBanks, indicated that an FHLBank may use an alternative risk model with alternative loan information data if certain conditions are met. The written guidance also indicated that an FHLBank that does not have access to the required risk model and loan information data sources or does not meet the conditions for using an alternative risk model as required under the Finance Agency guidance may engage another FHLBank to perform the cash flow analysis underlying its OTTI determination.

Private-label MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities’ prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing markets. See additional discussion regarding the projections and assumptions in Note 6 of the Notes to the Financial Statements included under Item 8– “Financial Statements and Supplementary Data.” The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security.

For certain private-label MBS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, management evaluates other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as FICO credit scores, LTV ratios, delinquency and foreclosure rates, geographic concentration and the security’s past performance.

Each FHLBank is responsible for making its own determination of OTTI and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent between or among those FHLBanks. The process of estimating the future cash flows of the private-label MBS requires a significant amount of judgment to formulate the assumptions that are utilized in this process. The assumptions utilized by the FHLBank for the majority of its private-label MBS are reviewed and approved by the FHLBanks’ OTTI Governance Committee.

Deferred Premium/Discount Associated with MBS. When the FHLBank purchases MBS, it often pays an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. Accounting guidance permits the FHLBank to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. The FHLBank typically pays more than the unpaid principal balances when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if the FHLBank pays less than the unpaid principal balance because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during the current disruption in the financial market, tight credit and declining home prices, consumer mortgage refinancing behavior is also significantly affected by the borrower's credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. The FHLBank uses a third-party data service that provides estimates of cash flows, from which the FHLBank determines expected asset lives for the MBS. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized and will result in a constant monthly yield until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the current financial market crisis.

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

▪
Mortgage Loans. The FHLBank estimates the allowance for loan loss on homogeneous pools of mortgage loans or on an individual mortgage loan basis to assess the credit losses that are inherent in the portfolio but have not been realized.

o	Homogeneous Pools of Mortgage Loans – The assessment of loan loss for the pools of loans entails breaking the loan pool into strata based on each of the current classifications of each loan (i.e., current, delinquent, non-performing, referred to foreclosure). The FHLBank then determines the probability of default for each strata of loans based on a short- and mid-term horizon utilizing historical statistics. In addition, the FHLBank determines the pool’s historical loss statistics based on a short- and mid-term horizon. The FHLBank then utilizes the loan balances, probability of default and historical loss statistics to determine the expected loan loss for the pool.
o	Individual Mortgage Loans – The FHLBank calculates an allowance for loan loss on individual loans if events or circumstances make it probable that the FHLBank will not be able to collect all amounts due according to the contractual terms for a subset of the mortgage loans. The FHLBank has determined that all mortgage loans in the MPF Program are considered collateral dependent and has elected to measure individual loan impairment based on collateral value less estimated cost to sell. Collateral value is based on appraisals, if available, or estimated property values using housing pricing indices. If the collateral value less cost to sell is less than the recorded investment in the loan, the loan is considered impaired. The excess of the recorded investment in the loan over the loan’s collateral value less cost to sell is recorded as the loan’s estimate of allowance for loan loss. If a loan has an individual impairment recorded, it is excluded from the pool assessment.
Once the pool level and individual loan level assessments are completed, the total estimates of loan losses are accumulated to the master commitment level to determine how the expected future losses would be shared between the FHLBank and the PFIs, based on the loss allocation rules for each MPF product (see Item 1 – “Business – Mortgage Loans Held for Portfolio” for more details). The estimated losses that will be allocated to the FHLBank are recorded as the balance in the allowance for loan loss with the resulting offset being presented as the provision for credit losses on mortgage loans.

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

As of December 31, 2009 and 2008, the allowance for loan losses on the conventional mortgage loan portfolio amounted to $1,897,000 and $884,000, respectively. The allowances reflect the FHLBank’s estimate of probable incurred losses inherent in its mortgage loan portfolio as of those dates. As of December 31, 2009 and 2008, the allowance for credit losses did not include any loans that were impaired based on an individual loan level assessment.

See Table 25 under this Item 7 for detail of the activity in the allowance for credit losses on mortgage loans.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Balance Sheet Analysis
Overall – Table 16 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2008 to December 31, 2009 (in thousands):

Table 16

	Increase (Decrease) in Components
	December 31, 2009 vs. 2008
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$494,478	659,304.0%
Investments1	(3,087,868)	(15.9)
Advances	(13,566,045)	(37.9)
Mortgage loans held for portfolio, net	309,979	10.3
Derivative assets	(18,580)	(53.8)
Other assets	(56,584)	(23.3)
TOTAL ASSETS	$(15,924,620)	(27.2)%

Liabilities:
Deposits	$(634,774)	(37.3)%
Consolidated obligations, net	(14,571,411)	(27.1)
Derivative liabilities	(163,726)	(40.5)
Other liabilities	(105,374)	(28.5)
Total liabilities	(15,475,285)	(27.6)

Capital:
Capital stock outstanding	(637,639)	(28.5)
Retained earnings	198,153	126.3
Accumulated other comprehensive income	(9,849)	(489.5)
Total capital	(449,335)	(18.8)
TOTAL LIABILITIES AND CAPITAL	$(15,924,620)	(27.2)%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances – Outstanding advances decreased by 37.9 percent from $35.8 billion as of December 31, 2008 to $22.3 billion as of December 31, 2009 (see Table 16). Total advances as a percentage of total assets decreased from 61.2 percent as of December 31, 2008 to 52.2 percent as of December 31, 2009. The number of members and non-members with outstanding advances was 687 as of December 31, 2008 and decreased to 640 as of December 31, 2009.

Reductions in advance balances from the FHLBank’s five largest borrowers as of December 31, 2008 (see Table 2 under Item 1 – “Business – Advances”) account for over half of the decrease in total advances in 2009. This includes U.S. Central Federal Credit Union, which paid down $5.4 billion during the first quarter of 2009, largely as a consequence of government assistance received by U.S. Central Federal Credit Union and its placement into conservatorship by the National Credit Union Administration on March 20, 2009. The remaining decrease is the result of a decline in the demand for FHLBank advances attributable to: (1) investors increasing bank deposits after retreating from the stock markets; (2) sluggish loan demand at our members; and (3) programs offered by the U.S. government and the Federal Reserve to infuse the financial markets with liquidity as a way to address the ongoing financial and liquidity crisis, which compete against advances. The final rule relating to FDIC deposit assessments as well as the possibility of ongoing special assessments on FDIC-insured financial institution deposit balances continues to improve the relative cost of advances for our member FDIC-insured financial institutions. However, these actions do not seem to have impacted the demand for advances at this time, and there is nothing to indicate to FHLBank management that the decline in outstanding FHLBank advances will cease until there is an increase in U.S. economic activity that results in increased loan demand at our member financial institutions. While we cannot predict how much more advances will decline, if any, we do not expect the rate of decline in 2010 to be anywhere near the decline experienced in 2009. We anticipate the percentage of total advances to total assets to remain near 50 percent during 2010. If advances continue to decline, we expect to: (1) repurchase excess capital stock, consistent with past practice, when and as requested; and (2) leverage capital in the range of 22:1 to 23:1 as conditions dictate. In addition, when member advance demand does begin to increase, a few larger members could have a significant impact on the amount of total outstanding advances.

Because of the significant decrease in advances, the dollar amount and percentage composition of several of the advance products listed in Table 1 under Item 1 – “Business – Advances” have changed materially during 2009. Line of credit advances (which re-price daily) represented 4.0 percent of outstanding advances as of December 31, 2009 and declined by $6.9 billion, or 89.0 percent, from December 31, 2008. Short-term, fixed rate advances (maturities of 93 days or less) decreased by $4.8 billion, or 87.9 percent, and represented 3.0 percent of advances as of December 31, 2009. Adjustable rate callable advances (re-pricing daily to every three months) increased by $1.0 billion, or 15.2 percent, and represented 33.4 percent of total advances at the end of 2009. Fixed rate convertible advances (swapped to three-month LIBOR, synthetically creating three-month advances) decreased by $0.7 billion, or 12.1 percent, and represented 23.2 percent of advances as of year-end 2009. Regular fixed rate advances were 30.2 percent of advances as of December 31, 2009 following a $1.3 billion, or 16.3 percent, decline from year-end 2008.

Table 17 summarizes the par amount of FHLBank advances by year of maturity, or next call date for callable advances, as of December 31, 2009 (in thousands):

Table 17

	Year of Maturity or Next Call Date
	One year or less	Over one year through five years	Over five years	Total
December 31, 2009	$11,388,149	$5,763,491	$4,678,029	$21,829,669

A significant portion of advances with longer maturities are swapped to short-term indices (one-month or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months (swapped long-term advances, line of credit advances, short-term fixed rate advances, adjustable rate advances and convertible rate advances) represent 83.1 percent and 86.5 percent of the FHLBank’s total advance portfolio as of December 31, 2009 and December 31, 2008, respectively. See Table 1 under Item 1 – “Business – Advances” for a summary of the advance products outstanding as of December 31, 2009 and 2008.

Because of the relatively short nature of the FHLBank’s advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges (i.e., regular and convertible fixed rate advances swapped to three-month LIBOR utilizing interest rate swaps), the average yield in this portfolio typically responds quickly to changes in short-term interest rates. The average yield on advances was 1.34 percent for the year ended December 31, 2009 compared to 2.97 percent for 2008 and 5.26 percent for 2007. The decrease in average yields on advances is attributable to the decline in short-term rates, with the average short-term advance rate dropping approximately 400 bps from the end of 2007.

The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. Throughout 2009, the FOMC left the Federal funds target rate unchanged at zero to 0.25 percent; and given the ongoing recession and the current economic conditions in early 2010, the FOMC did not change the Federal funds target rate at its March 16, 2010 meeting. Therefore, we anticipate advance yields will remain relatively stable in 2010 unless there is a significant change in our advance mix. See Table 60, Spread and Yield Analysis, and Table 61, Rate and Volume Analysis, under Item 7 – “Financial Review – Results of Operations” for further information on 2007 through 2009 average balances and yields.

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

Prepayment Fees: The FHLBank prices advances based on the FHLBank’s marginal cost of issuing matched-maturity funding while considering its related administrative and operating costs, substitute pricing and desired profitability targets. Advances with a maturity or re-pricing period greater than three months generally incorporate a fee sufficient to make the FHLBank financially indifferent should the borrower decide to prepay the advance.

The FHLBank had no foreign advances as of December 31, 2009, 2008, 2007, 2006 and 2005. Table 18 presents the book value of total advances as of December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

Table 18

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Advances	$22,253,629	$35,819,674	$32,057,139	$28,445,245	$27,086,568

Letters of Credit: The FHLBank also issues letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the same requirements as for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending that is eligible for any of the FHLBank’s CICA programs may also be secured by state and local government securities. Table 19 presents outstanding letters of credit balances as of December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

Table 19

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Letters of Credit	$3,093,204	$2,751,362	$2,543,265	$2,125,187	$1,865,163

Standby Credit Facility: In December 2007, the FHLBank began offering a standby credit facility (SCF) product, which is a commitment to issue an advance. SCF commitments are for terms of one year; and any draws on the SCF must be fully collateralized prior to any disbursement of funds and at all times thereafter. Outstanding SCF commitments totaled $1.0 billion and $2.0 billion as of December 31, 2008 and 2007, respectively. As of December 31, 2009, the FHLBank had no outstanding SCF commitments.

Housing Associates: The FHLBank is permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. Outstanding advances to housing associates totaled $73.3 million and $149.0 million as of December 31, 2009 and 2008, respectively, representing less than one percent of total advances for each period presented. All outstanding housing associates advances as of December 31, 2009 and 2008 were to state housing finance authorities; and therefore, the restrictive collateral provisions indicated in Item 1 – “Business – Advances” do not apply.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, a division of the FHLBank of Chicago. Under this program, participating members of an FHLBank can sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) and/or originate loans on behalf of the FHLBank (table funded loans). As of December 31, 2009 and 2008, agreements were in place with 169 and 161 PFIs, respectively, and the number of those PFIs that have delivered loans under the program in the same time period was 155 and 147, respectively. During 2009, the volume of new loans originated by or acquired from in-district PFIs was $1.2 billion. New loans issued or purchased, net of loan payments received, increased the outstanding balance of the MPF portfolio by 10.3 percent, or $310.0 million. Although there is no guarantee, we anticipate that the number of PFIs delivering loans to the FHLBank will increase during 2010 and beyond as we strive to increase the number of active PFIs.

Toward the end of 2008, the U.S. Treasury and Federal Reserve Banks began direct purchases of MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae. These purchases continued throughout 2009 and resulted in lower interest rates on residential mortgages. Because the FHLBank’s funding costs are generally higher than those of the U.S. Treasury, the MPF pricing formula was adjusted to take into account the cost of FHLBank debt, resulting in lower prices than those offered by Fannie Mae or Freddie Mac. Despite the government intervention into the residential mortgage market, volumes sold under the MPF Program during 2009 outpaced the program’s repayments. The program for direct purchases of MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae is currently scheduled to expire on March 31, 2010.

Future volume growth for mortgage loans held in portfolio will depend on a number of factors, including: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of PFIs in 2010; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans. In September 2008, the MPF Provider announced the addition of an MPF product (MPF Xtra) that provides PFIs with access to the secondary mortgage market without adding to the interest rate risk on an FHLBank’s balance sheet. An agreement was executed with Fannie Mae as the first non-FHLBank investor in MPF assets. The MPF Xtra product is being offered by the FHLBanks of Boston, Chicago, Des Moines and Pittsburgh. Although FHLBank Topeka has not yet offered the product, it is prepared to do so if future market conditions deem it undesirable to hold MPF assets in portfolio. The MPF Program has been a very attractive option for smaller institutions compared to their other (non-GSE) secondary mortgage market options.

Table 20 presents the FHLBank’s top five PFIs, the outstanding balances (in thousands) of mortgage loans acquired from them as of December 31, 2009 and 2008, and the percentage of those loans to total MPF loans outstanding on those dates. If a PFI was not one of the top five for one of the years presented, the applicable column is left blank. The larger PFIs have generally had decreasing balances as most of their new loan production is being sold directly to Fannie Mae or Freddie Mac due to government actions that have made their pricing more competitive than pricing on MPF loans. As a result, most of the FHLBank’s MPF portfolio growth is primarily coming from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac.

Table 20

	MPF Loan Balance as of December 31, 2009	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2008	Percent of Total MPF Loans
TierOne Bank	$504,390	15.2%	$539,652	17.9%
La Salle National Bank, N.A.1	383,307	11.5	465,906	15.4
Bank of the West2	302,869	9.1	378,628	12.5
Security Saving Bank, FSB	138,838	4.2	82,368	2.8
Girard National Bank	87,249	2.6
Central National Bank			115,646	3.8
TOTAL	$1,416,653	42.6%	$1,582,200	52.4%

1	La Salle National Bank, N.A. is an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
2
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

The average yields on mortgage loans were 5.01 percent, 5.16 percent and 5.21 percent during 2009, 2008 and 2007, respectively. The average yield on mortgage loans decreased in 2009 and 2008. This decrease is primarily attributable to the falling mortgage interest rate environment late in 2008 and throughout 2009. The average yield on mortgage loans is expected to decrease in response to anticipated decreases in market interest rates on mortgage loans during 2010. See Table 60, Spread and Yield Analysis, and Table 61, Rate and Volume Analysis, under Item 7 for further information.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more and interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. The weighted average FICO® score and LTV ratio recorded at origination for conventional mortgage loans held in portfolio as of December 31, 2009 was 746 FICO and 72.9 percent LTV (see Table 27). The percentage of loans 90 days or more past due has increased from 0.3 percent as of December 31, 2008 to 0.8 percent as of December 31, 2009 (see Table 22). Although the percentage change in non-performing loans has more than doubled, in comparison to national data, the current percentage is still extremely low. According to the December 31, 2009 Mortgage Bankers Association National Delinquency survey, 4.0 percent of all conventional mortgage loans are 90 days or more past due. This is more than four times the level of non-performing loans in the MPF portfolio.

On July 15, 2009, the MPF Provider issued a PFI Notice announcing a Temporary Loan Payment Modification Plan (Modification Plan). The plan applies to conventional loans funded by the FHLBank prior to January 1, 2009 that are in default or in imminent danger of default. The Modification Plan was effective on the date of the PFI Notice and is effective through December 31, 2011. Under certain circumstances and if meeting specific criteria, the Modification Plan may be an appropriate loss mitigation option for certain borrowers, by temporarily reducing the monthly housing payments to a sustainable level. The FHLBank estimates the number of potential loans eligible for the Modification Plan to be minimal. However, the loans currently performing but facing imminent default are difficult to estimate.

Table 21 presents the unpaid principal for conventional and government-insured mortgage loans as of December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

Table 21

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Conventional mortgage loans	$3,007,220	$2,824,928	$2,261,562	$2,307,079	$2,360,896
Government-insured mortgage loans	322,245	195,619	85,698	63,105	58,275
TOTAL OUTSTANDING MORTGAGE LOANS	$3,329,465	$3,020,547	$2,347,260	$2,370,184	$2,419,171

Table 22 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 or more days past due and accruing as of December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

Table 22

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Performing mortgage loans	$3,301,935	$3,010,665	$2,340,691	$2,365,122	$2,414,827
Non-performing mortgage loans	22,730	8,934	5,640	4,379	4,052
Mortgage loans 90 days or more past due and accruing	4,800	948	929	683	292
TOTAL OUTSTANDING MORTGAGE LOANS	$3,329,465	$3,020,547	$2,347,260	$2,370,184	$2,419,171

Information regarding the interest income shortfall on the non-performing loans during the periods ending December 31, 2009 and 2008 is included in Table 23 (in thousands):

Table 23

	2009	2008
Interest contractually due during the year on non-performing mortgage loans	$1,413	$585
Interest income received during the year on non-performing mortgage loans	1,108	494
SHORTFALL	$305	$91

MPF Allowance for Credit Losses on Mortgage Loans: As of December 31, 2009, 2008, 2007, 2006 and 2005, the FHLBank had recorded an allowance for credit losses of $1,897,000, $884,000, $844,000, $854,000 and $756,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of the FHLBank’s historical loss experience (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further information). Management believes that policies and procedures are in place to effectively manage the credit risk on MPF mortgage loans.

The credit risk of MPF loans is managed by structuring potential credit losses into certain layers. As is customary for conventional mortgage loans, PMI is required for MPF loans with LTVs greater than 80 percent. Losses beyond the PMI layer are absorbed by an FLA established by the FHLBank for each pool of mortgage loans sold by a PFI up to the amount of the FLA. If losses beyond this layer are incurred, they are absorbed through a CE obligation (see Item 1 – “Business – Mortgage Loans Held for Portfolio” for additional information).

Table 24 presents a roll forward analysis of the FLA for the periods ended December 31, 2009 and 2008 (in thousands):

Table 24

	Increase to FLA	Losses Incurred1	Total
Balance as of December 31, 2007	12,474	(294)	12,180
Increase to FLA	2,686	0	2,686
Losses incurred	0	(197)	(197)
Balance as of December 31, 2008	$15,160	$(491)	$14,669
Increase to FLA	3,083	0	3,083
Losses incurred	0	(408)	(408)
Balance as of December 31, 2009	$18,243	$(899)	$17,344

1	There were de minimis reductions in CE fees paid for losses absorbed in the FLA during 2009 and 2008. Losses did not exceed the FLA balance at any time during 2009 or 2008.

Table 25 presents the allowance for mortgage loan losses as of December 31, 2009, 2008, 2007, 2006 and 2005 (in thousands):

Table 25

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Balance, beginning of year	$884	$844	$854	$756	$424
Provision for (reversal of) mortgage loan losses	1,254	196	(25)	358	335
Charge-offs	(241)	(156)	15	(260)	(3)
Balance, end of year	$1,897	$884	$844	$854	$756

The provision for mortgage loan losses has increased with an increase in the number of delinquencies. However, the ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2009, 2008, 2007, 2006 and 2005.

FHLBank Topeka’s mortgage loans held in portfolio are dispersed across all 50 states and the District of Columbia as of December 31, 2009, 2008, 2007, 2006 and 2005. The largest concentration of loans is in the states of Kansas (Southwest region) and Nebraska (Midwest region), which as a percent of total loans together represented 60 percent, 52 percent, 51 percent, 49 percent and 46 percent as of December 31, 2009, 2008, 2007, 2006 and 2005, respectively. For the years ended December 31, 2009, 2008, 2007, 2006 and 2005, no zip code represented more than 5 percent of total mortgage loans. The median size of a mortgage loan held in portfolio was approximately $75,000 as of December 31, 2009, $71,000 as of December 31, 2008, and $65,000 as of December 31, 2007, 2006 and 2005. Table 26 is a summary of the percentage geographic concentration by region as of December 31, 2009, 2008, 2007, 2006 and 2005:

Table 26

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Midwest2	38.3%	42.2%	41.7%	41.5%	40.3%
Northeast3	3.1	4.0	5.7	6.3	7.0
Southeast4	4.3	5.2	7.3	8.2	9.2
Southwest5	51.2	44.9	40.5	38.6	37.3
West6	3.1	3.7	4.8	5.4	6.2
TOTAL1	100.0%	100.0%	100.0%	100.0%	100.0%

1	Percentages are calculated based on the unpaid principal balance at the end of each year.
2	Midwest includes: IA, IL, IN, MI, MN, ND, NE, OH, SD and WI
3	Northeast includes: CT, DE, MA, ME, NH, NJ, NY, PA, RI and VT
4	Southeast includes: AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV
5	Southwest includes: AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT
6	West includes: AK, CA, HI, ID, MT, NV, OR, WA and WY

Table 27 provides the weighted average FICO® scores and weighted average LTV at origination for conventional mortgage loans outstanding as of December 31, 2009, 2008, 2007, 2006 and 2005:

Table 27

	12/31/2009	12/31/2008	12/31/2007	12/31/2006	12/31/2005
Weighted average FICO® score1 at origination	746.1	744.3	741.0	740.0	739.7
Weighted average LTV2 at origination	72.9%	73.1%	72.4%	72.0%	71.5%

1
FICO® is a widely used credit industry model developed by Fair Isaac Corporation to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered “sub-prime.”

2	LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk of loss in the event of a default and also means higher loss severity.

Investments – Investments decreased 15.9 percent from December 31, 2008 to December 31, 2009, while the FHLBank’s assets decreased by 27.2 percent for the same period (see Table 16). Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not reduced proportional to the decline in advances. The average yield on investments was 1.66 percent in 2009 compared to 3.49 percent during 2008 and 5.29 percent during 2007. Average yields on investments declined from 2007 to 2009 due primarily to declining interest rates. The FOMC began reducing its Federal funds target rate in September 2007 in response to weakening economic conditions related to deterioration in the nation’s housing market. The overnight Federal funds target rate was decreased from 5.25 percent in September 2007 to a range of zero to 0.25 percent by December 31, 2008 where it remained throughout 2009. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio and a large position in variable-rate MBS. Because the FOMC decreased its target rate by 100 basis points during 2007 and by 400 basis points in 2008, the average rate earned on FHLBank investments declined during 2008 and 2009. See Table 60, Spread and Yield Analysis, and Table 61, Rate and Volume Analysis, under this Item 7 for further information on yield and balance fluctuations.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $6.7 billion and $7.5 billion as of December 31, 2009 and 2008, respectively. This decrease in short-term investments from 2008 to 2009 is primarily attributable to a decrease in the FHLBank’s capital related to declining advance balances. The FHLBank also decreased its average leverage of capital over this time period to maintain the flexibility to meet member requests for repurchases of excess capital stock. In the fourth quarter of 2008, the FHLBank began holding its short-term investment securities as trading in order to enhance its liquidity position. The FHLBank’s long-term investment portfolio, consisting of GSE debentures, MBS and taxable state or local housing finance agency securities, was $9.6 billion and $11.9 billion as of December 31, 2009 and 2008, respectively. This decrease in the long-term investment portfolio can be primarily attributed to decreasing balances in the FHLBank’s MBS/CMO portfolio where the investment authority limit is directly related to the decreasing amount of capital stock outstanding as discussed previously. The GSE debentures that the FHLBank holds in its long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s unsecured Agency and GSE debentures are fixed rate bonds, which are swapped from fixed to variable rates. All swapped Agency debentures are classified as trading securities.

On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities.” In the Resolution, the Finance Board stated that the FHLBanks “can address difficulties and liquidity constraints in the housing finance market if the current investment limit in the FMP is increased so the FHLBanks may invest in MBS issued by, or backed by pools of mortgages guaranteed by, Freddie Mac or Fannie Mae.” Consequently, in the Resolution the Finance Board waived the restrictions in the FMP that limit an FHLBank’s investment in Mortgage Securities to 300 percent of its capital and restrict quarterly increases in holdings of Mortgage Securities to no more than 50 percent of capital so that an FHLBank can temporarily invest in Agency Mortgage Securities up to an additional 300 percent of its capital, subject to specified conditions. By allowing the FHLBanks to purchase additional Agency MBS, the Finance Board intended to further its statutory housing finance mission. To the extent the Resolution can increase the demand for Agency MBS, the added liquidity could help to restore the market for these securities and could, in turn, lead to lower liquidity premiums, lower mortgage rates, and increased home purchases. On March 27, 2008, the FHLBank submitted to the Finance Board a notice and information required by Resolution 2008-08 to increase its MBS/CMO holdings from 300 percent to 400 percent of capital. The Finance Board approved the FHLBank’s strategy for increasing its MBS/CMO holdings under the temporary authority on April 10, 2008. The FHLBank acquired $2.7 billion of variable rate Agency MBS/CMOs under this expanded MBS investment authority during 2008. In December 2009, $97.7 million of variable rate Agency MBS/CMOs were purchased under the 300 percent investment authority. On December 18, 2009, the FHLBank submitted to the Finance Agency a notice required by Resolution 2008-08 to increase its MBS/CMO holdings by an additional 100 percent to a total of 500 percent of capital. The FHLBank began purchasing additional MBS in January 2010 under the expansion of this limit to 500 percent of capital and anticipates utilizing this expanded investment authority through March 31, 2010, when the expanded authority ends.

The FHLBank’s RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. As of December 31, 2009, the FHLBank held $0.6 billion in MBS/CMOs in its trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS in the trading portfolio are variable rate U.S. Agency or GSE issues, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS have been subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option-adjusted spreads of these instruments during 2007 and 2008, followed by a tightening of the option-adjusted spreads of these instruments during 2009.

The FHLBank has reduced its participation in the market for taxable state HFA securities outside its four-state area, but remains a supporter of the state HFA market within the FHLBank’s Tenth District. State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, the FHLBank not only receives competitive returns but also provides necessary liquidity to traditionally underserved segments of the housing market. The FHLBank also provides standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. For a predetermined fee, the FHLBank accepts an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. The FHLBank increased its participation in this market in 2009 as the financial crisis took its toll on other liquidity providers of SBPAs supporting bonds issued by the Colorado Housing and Finance Authority (CHFA). Currently, the standby bond purchase commitments executed by the FHLBank expire no later than 2015, though some are renewable upon request of the HFA and at the option of the FHLBank. Total commitments for bond purchases under the SBPAs were $1.6 billion and $1.3 billion as of December 31, 2009 and 2008, respectively. The FHLBank was not required to purchase any bonds under these agreements during 2009 or 2007. However, during the third quarter of 2008, the FHLBank was required to purchase several of the bonds issued by the CHFA and covered under SBPAs because the remarketing agent, Lehman Brothers Holdings, Inc., was liquidated after the bankruptcy of its parent and was unable to adequately remarket all of CHFA’s bonds. All of the bonds purchased during the third quarter under the SBPAs were held in the FHLBank’s available-for-sale portfolio, remarketed and repurchased from the FHLBank prior to the end of the third quarter 2008. In accordance with the SBPAs, the FHLBank purchased and resold the bonds at par value; therefore no gains (losses) were recorded in other comprehensive income on the purchase and subsequent sale of these bonds. During the fourth quarter of 2008, the FHLBank continued to purchase and resell at par small amounts of these securities periodically for short periods of time until they were successfully remarketed by the new remarketing agent but there were none that had not been resold by the end of 2008. The HFA securities backed by FHLBank SBPAs have continued to perform well even in the face of failed auctions of auction rate notes and other similar instruments during 2008 and early 2009. The FHLBank plans to continue to support the state HFAs in its district by continuing to execute SBPAs where appropriate and when allowed by policy.

Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes, including liquidity. The FHLBank also classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. If fixed rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities. See Notes 4 through 6 in the Notes to Financial Statements included in Item 8 to this report for additional information on the FHLBank’s different investment classifications including what types of securities are held under each classification. The carrying value and contractual maturity of the FHLBank’s investments as of December 31, 2009, 2008 and 2007 are summarized by security type in Tables 28 through 30 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 28

December 31, 2009
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$25	$25	$0	$0	$0
Shared expense deposits	29	29	0	0	0
Total interest-bearing deposits	54	54	0	0	0

Federal funds sold	945,000	945,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	3,109,967	3,109,967	0	0	0
Commercial paper	2,589,560	2,589,560	0	0	0
Bank notes	89,996	89,996	0	0	0
FHLBank obligations	280,761	0	163,975	116,786	0
Fannie Mae obligations1	390,559	0	113,074	277,485	0
Freddie Mac obligations1	979,243	0	430,289	548,954	0
Mortgage-backed securities:
Fannie Mae obligations1	337,902	0	0	0	337,902
Freddie Mac obligations1	232,984	0	0	0	232,984
Ginnie Mae obligations2	1,704	0	0	0	1,704
Total trading securities	8,012,676	5,789,523	707,338	943,225	572,590

Held-to-maturity securities:
Non-mortgage-backed securities:
State or local housing agencies	115,858	0	35	875	114,948
Mortgage-backed securities:
Fannie Mae obligations1	2,693,071	0	0	74,531	2,618,540
Freddie Mac obligations1	2,690,569	0	0	13,403	2,677,166
Ginnie Mae obligations2	29,876	0	337	282	29,257
Private-label mortgage-backed securities4	1,860,837	0	0	236,928	1,623,909
Total held-to-maturity securities	7,390,211	0	372	326,019	7,063,820

Total	$16,347,941	$6,734,577	$707,710	$1,269,244	$7,636,410
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	At December 31, 2009, carrying value has been adjusted by the credit and non-credit components of OTTI charges on private-label MBS.
4	Primarily consists of private-label MBS backed by residential loans.

Table 29

December 31, 2008
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
Federal Reserve Bank interest-bearing deposits	$3,348,154	$3,348,154	$0	$0	$0
MPF deposits	24	24	0	0	0
Shared expense deposits	34	34	0	0	0
Total interest-bearing deposits	3,348,212	3,348,212	0	0	0

Federal funds sold	384,000	384,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	1,571,449	1,571,449	0	0	0
Commercial paper	673,435	673,435	0	0	0
FHLBank obligations	316,618	0	0	316,618	0
Fannie Mae obligations1	403,027	0	115,061	287,966	0
Freddie Mac obligations1	1,009,074	0	331,010	678,064	0
Mortgage-backed securities:
Fannie Mae obligations1	399,863	0	0	0	399,863
Freddie Mac obligations1	277,278	0	0	0	277,278
Ginnie Mae obligations2	1,956	0	0	0	1,956
Total trading securities	4,652,700	2,244,884	446,071	1,282,648	679,097

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	760,000	760,000	0	0	0
Commercial paper	737,271	737,271	0	0	0
State or local housing agencies	155,247	10,000	120	1,320	143,807
Mortgage-backed securities:
Fannie Mae obligations1	3,354,012	0	0	78,305	3,275,707
Freddie Mac obligations1	3,388,254	0	0	18,932	3,369,322
Ginnie Mae obligations2	37,663	0	0	923	36,740
Private-label mortgage-backed securities4	2,618,450	0	0	274,546	2,343,904
Total held-to-maturity securities	11,050,897	1,507,271	120	374,026	9,169,480

Total	$19,435,809	$7,484,367	$446,191	$1,656,674	$9,848,577
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	As of December 31, 2008, carrying value is equivalent to amortized cost.
4	Primarily consists of private-label MBS backed by residential loans.

Table 30

December 31, 2007
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest bearing deposits:
MPF deposits	$10	$10	$0	$0	$0
Total interest bearing deposits	10	10	0	0	0

Federal funds sold	5,150,000	5,150,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
FHLBank obligations	213,046	0	0	213,046	0
Fannie Mae obligations1	110,457	0	53,515	56,942	0
Freddie Mac obligations1	520,252	99,781	318,461	102,010	0
Mortgage-backed securities:
Fannie Mae obligations1	477,692	0	0	0	477,692
Freddie Mac obligations1	330,044	0	0	0	330,044
Ginnie Mae Obligations2	2,552	0	0	0	2,552
Total trading securities	1,654,043	99,781	371,976	371,998	810,288

Held-to-maturity securities:
Non-mortgage-backed securities:
Certificates of deposit	6,122,007	6,122,007	0	0	0
Commercial paper	1,143,067	1,143,067	0	0	0
State or local housing agencies	191,170	0	10,305	2,600	178,265
Mortgage-backed securities:
Fannie Mae obligations1	1,579,409	0	0	0	1,579,409
Freddie Mac obligations1	1,638,400	0	0	19,150	1,619,250
Ginnie Mae obligations2	44,033	0	0	1,268	42,765
Private-label mortgage-backed securities4	2,993,312	0	0	15,386	2,977,926
Total held-to-maturity securities	13,711,398	7,265,074	10,305	38,404	6,397,615

TOTAL	$20,515,451	$12,514,865	$382,281	$410,402	$7,207,903
 __________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	As of December 31, 2007, carrying value is equivalent to amortized cost.
4	Primarily consists of private-label MBS backed by residential loans.

Table 31 presents the FHLBank’s MBS investment portfolio by categories of securities as of December 31, 2009, 2008 and 2007 (in thousands):

Table 31

	12/31/2009		12/31/2008		12/31/2007
	Carrying Value	Percent of Total	Carrying Value	Percent of Total	Carrying Value	Percent of Total
U.S. agency residential MBS	$5,986,106	76.3%	$7,459,026	74.0%	$4,072,130	57.6%
Private-label residential MBS	1,818,370	23.2	2,573,761	25.5	2,944,090	41.7
Private-label commercial MBS	40,108	0.5	40,503	0.4	40,521	0.6
Home equity loans	2,025	0.0	3,566	0.1	7,734	0.1
Manufactured housing	334	0.0	620	0.0	967	0.0
TOTAL	$7,846,943	100.0%	$10,077,476	100.0%	$7,065,442	100.0%

Yield Characteristics: Table 32 presents the yield characteristics of the FHLBank’s non-MBS investments, classified as held-to-maturity securities and trading securities, as of December 31, 2009:

Table 32

	12/31/2009
	Held-to-maturity Securities	Trading Securities
Due in one year or less	-%	0.19%
Due after one year through five years	7.03	5.40
Due after five years through 10 years	6.88	5.20
Due after 10 years	3.22	-

Table 33 presents the yield characteristics of the FHLBank’s MBS investments, classified as held-to-maturity securities and trading securities, as of December 31, 2009:

Table 33

	12/31/2009
	Held-to-maturity Securities	Trading Securities
Due in one year or less	-%	-%
Due after one year through five years	7.01	-
Due after five years through 10 years	4.36	-
Due after 10 years	3.53	3.66

Table 34 presents securities held by the FHLBank from issuers, excluding U.S. government agencies, with book values greater than ten percent of FHLBank capital as of December 31, 2009 (in thousands):

Table 34

12/31/2009
Name of Issuer	Total Book Value	Total Fair Value
Calyon North America Inc.	$274,939	$274,942
Rabobank Nederland	270,000	270,003
National Australia Bank Ltd.	270,000	270,000
Svenska Handelsbanken AB	270,000	269,992
Bank of Nova Scotia	270,000	269,991
Nordea North America Inc.	269,973	269,970
Australia & New Zealand Banking Group	269,935	269,949
Intesa Sanpaolo SPA	265,000	264,994
HSBC Finance Corp	264,964	264,971
GE Capital Services	264,923	264,936
Nordea Bank Finland PLC	250,000	250,004
GE Capital Corp	249,971	249,973
Citicorp Mortgage Securities Inc.	248,613	230,310
Calyon	245,000	244,997
The Toronto-Dominion Bank	195,000	194,995
TOTAL	$3,878,318	$3,860,027

Note: None of the issuers of these securities are FHLBank Topeka members or subsidiaries of FHLBank Topeka members.

Securities Ratings: Table 35 presents the percentage of FHLBank investments classified as held-to-maturity or trading securities by rating as of December 31, 2009 and 2008:

Table 35

Investment Rating	12/31/2009	12/31/2008
Long-term rating:
AAA	56.5%	76.1%
AA	17.3	5.4
A	6.3	9.5
BBB	1.1	0.0
BB	0.9	0.0
B	0.7	0.0
CCC	0.4	0.0
CC	0.0	0.0
Short-term rating:
A-1 or higher/P-1	16.8	9.0
TOTAL	100.0%	100.0%

Private-label mortgage-backed securities. The FHLBank has not purchased a private-label MBS since early 2006. All of the FHLBank’s acquisitions of private-label MBS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. The FHLBank has only purchased private-label MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition. The FHLBank classifies private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 36 presents a summary of the par value of private-label MBS by interest rate type and by type of collateral as of December 31, 2009 and 2008 (in thousands):

Table 36

	December 31, 2009			December 31, 2008
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS:
Prime	$1,075,084	$267,239	$1,342,323	$1,627,631	$345,181	$1,972,812
Alt-A	298,391	189,550	487,941	366,746	240,834	607,580
Total private-label residential MBS	1,373,475	456,789	1,830,264	1,994,377	586,015	2,580,392

Manufactured housing loans:
Prime	0	334	334	0	620	620

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Home equity loans:
Subprime	0	5,537	5,537	0	6,559	6,559

TOTAL	$1,413,415	$462,660	$1,876,075	$2,034,317	$593,194	$2,627,511

During 2008, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the second quarter of 2009, the pace of the decline slowed appreciably and the fair value of many of the FHLBank’s prime, early vintage private-label MBS actually improved from year-end 2008. Fair values continued to improve, although only slightly, into the third and fourth quarters of 2009. Significant declines in fair values experienced during 2008 were particularly evident across the market for private-label MBS securitized in 2006 and 2007 primarily because of less stringent underwriting standards used by mortgage originators during those years. More than 95 percent of the FHLBank’s private-label MBS were securitized prior to 2006, and there are no 2007 vintage securities in the portfolio. While some of the most significant declines in fair values have been in the 2006 and 2007 vintage MBS, the earlier vintages owned by the FHLBank have not been immune to the declines in fair value. Table 37 presents the fair value as a percentage of par value of the FHLBank’s private-label MBS by year of securitization as of December 31, 2009, 2008 and 2007:

Table 37

Year of Securitization	December 31, 2009	December 31, 2008	December 31, 2007
Private-label residential MBS:
Prime:
2006	87.0%	79.3%	99.7%
2005	90.9	81.0	99.0
2004	88.6	85.0	98.9
2003 and earlier	94.5	89.7	97.8
Total prime	91.6	85.6	98.5

Alt-A:
2005	69.0	74.0	96.7
2004	78.2	80.7	97.7
2003 and earlier	91.1	85.8	97.0
Total Alt-A	82.0	81.4	97.1

Total private-label residential MBS	89.0	84.6	98.2

Manufactured housing loans:
Prime:
2003 and earlier	95.5	98.1	99.9

Private-label commercial MBS:
Prime:
2003 and earlier	102.0	90.2	100.3

Home equity loans:
Subprime:
2003 and earlier	44.3	41.6	97.9

TOTAL	89.2%	84.6%	98.2%

Table 38 presents the par value of the FHLBank’s private-label MBS by rating and by year of collateralization as of December 31, 2009 (in thousands):

Table 38

Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	Total Par Value
Private-label residential MBS:
Prime:
2006	$0	$0	$0	$19,917	$0	$70,934	$0	$0	$90,851
2005	11,873	23,682	110,951	101,869	121,326	10,024	10,717	0	390,442
2004	227,023	46,687	15,074	0	6,743	0	0	0	295,527
2003 and earlier	551,168	14,335	0	0	0	0	0	0	565,503
Total prime	790,064	84,704	126,025	121,786	128,069	80,958	10,717	0	1,342,323

Alt-A:
2005	0	2,659	24,212	39,706	2,828	25,387	33,894	0	128,686
2004	18,958	37,830	40,190	10,071	8,830	0	9,024	0	124,903
2003 and earlier	171,717	62,635	0	0	0	0	0	0	234,352
Total Alt-A	190,675	103,124	64,402	49,777	11,658	25,387	42,918	0	487,941

Total private-label residential MBS	980,739	187,828	190,427	171,563	139,727	106,345	53,635	0	1,830,264

Manufactured housing loans:
Prime:
2003 and earlier	334	0	0	0	0	0	0	0	334

Private-label commercial MBS:
Prime:
2003 and earlier	39,940	0	0	0	0	0	0	0	39,940

Home equity loans:
Subprime:
2003 and earlier	0	0	0	0	0	1,526	911	3,100	5,537

TOTAL	$1,021,013	$187,828	$190,427	$171,563	$139,727	$107,871	$54,546	$3,100	$1,876,075

Table 39 presents the underlying collateral performance and credit enhancement statistics of the FHLBank’s private-label MBS as of December 31, 2009 (in thousands):

Table 39

Year of Securitization	Weighted Average Original Credit Support	Weighted Average Current Credit Support	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
2006	3.1%	4.1%	6.0%
2005	3.0	4.2	4.4
2004	3.3	7.5	4.7
2003 and earlier	2.5	6.4	2.0
Total prime	2.9	5.8	3.5

Alt-A:
2005	5.3	7.9	9.4
2004	5.0	11.4	9.8
2003 and earlier	4.3	11.4	4.7
Total Alt-A	4.7	10.5	7.3

Total private-label residential MBS:	3.4	7.1	4.5

Manufactured housing loans:
Prime:
2003 and earlier	22.0	85.8	2.4

Private-label commercial MBS:
Prime:
2003 and earlier	21.5	26.2	2.9

Home equity loans:
Subprime:
2003 and earlier	36.6	33.5	37.2

TOTAL	3.9%	7.6%	4.6%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

Under the FHLBank’s RMP, acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, FHLBank management continues to monitor concentration of the underlying collateral for its private-label MBS portfolio for risk management purposes. Table 40 presents the FHLBank’s geographic concentration of collateral securing private-label MBS (excluding commercial MBS) as of December 31, 2009 for those states with concentrations of five percent or greater of total private-label MBS (excluding commercial MBS):

Table 40

	Percentage of Total Par Value1
Security Type	California	New York	Florida
Private-label residential MBS:
Prime	35.7%	9.2%	5.0%
Alt-A	36.5	5.9	6.2
Total private-label residential MBS	35.9	8.3	5.3

Manufactured housing loans:
Prime	0.0	7.2	9.2

Home equity loans:
Subprime	0.1	2.1	8.4

TOTAL	35.8%	8.3%	5.3%
_______
1	Calculated based upon weighted average geographic concentrations as available from third-party servicers.

As of December 31, 2009, the FHLBank held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 41 presents coverage amounts and unrecognized losses on the private-label MBS covered by monoline bond insurance as of December 31, 2009 (in thousands):

Table 41

	MBIA Insurance Corp.		Financial Guaranty Insurance Company		Total
Year of Securitization	Monoline Insurance Coverage	Total Unrecognized Losses1	Monoline Insurance Coverage	Total Unrecognized Losses2	Monoline Insurance Coverage	Total Unrecognized Losses
Home equity loans:
Subprime:
2003 and earlier	$1,526	$725	$4,011	$949	$5,537	$1,674
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

As noted previously, the FHLBank only acquired private-label MBS investments that carried the highest ratings from Moody’s, Fitch or S&P on the acquisition dates, and the FHLBank has not purchased a private-label MBS since 2006. With the current disruption in the financial markets, over 45 percent of the par value of the FHLBank’s private-label MBS has been downgraded below triple-A. Table 42 presents a summary of private-label MBS by credit rating as of December 31, 2009 (in thousands):

Table 42

Credit Rating	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
AAA	$790,064	$788,846	$46,792	2.1%
AA	84,704	84,638	14,430	6.7
A	126,025	125,638	14,245	3.8
BBB	121,786	121,291	11,451	4.6
BB	128,069	127,526	12,102	6.8
B	80,958	80,121	10,143	6.9
CCC	10,717	10,686	780	6.5
Total prime	1,342,323	1,338,746	109,943	3.5

Alt-A:
AAA	190,675	190,710	18,429	4.6
AA	103,124	102,945	11,935	6.2
Aa	64,402	64,206	10,963	8.7
BBB	49,777	49,741	14,934	9.0
BB	11,658	11,658	4,617	16.2
B	25,387	25,062	7,349	18.9
CCC	42,918	42,918	19,155	8.1
Total Alt-A	487,941	487,240	87,382	7.3

Total private-label residential MBS	1,830,264	1,825,986	197,325	4.5

Manufactured housing loans:
Prime:
AAA	334	334	15	2.4

Private-label commercial MBS:
Prime:
AAA	39,940	40,108	0	2.9

Home equity loans:
Subprime:
B	1,526	1,452	725	29.7
CCC	911	821	322	35.3
CC	3,100	1,855	627	41.4
Total home equity loans	5,537	4,128	1,674	37.2

TOTAL	$1,876,075	$1,870,556	$199,014	4.6%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

As of December 31, 2009, the FHLBank had amortized cost of $1.7 billion of private-label securities with unrecognized losses. (See Note 6 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 43 presents characteristics of the FHLBank’s private-label MBS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages.

Table 43

Security Type	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate	Percentage AAA at 12/31/2009	Percentage AAA at 03/15/2010	Percentage Investment Grade (other than AAA) at 03/15/2010	Percentage Below Investment Grade at 03/15/2010	Percentage on Negative Watch at 03/15/2010
Private-label residential MBS:
Prime	$1,240,116	$1,237,681	$109,943	3.8%	55.5%	54.7%	25.5%	19.8%	19.5%
Alt-A	474,746	474,103	87,382	7.4	37.4	37.4	45.8	16.8	26.8
Total private-label residential MBS	1,714,862	1,711,784	197,325	4.8	50.5	49.9	31.1	19.0	21.5

Manufactured Housing Loans	334	334	15	2.4	100.0	100.0	0.0	0.0	0.0

Home Equity Loans	5,537	4,128	1,674	37.2	0.0	0.0	0.0	100.0	0.0

TOTAL	$1,720,733	$1,716,246	$199,014	4.9%	50.3%	49.8%	31.0%	19.2%	21.5%

Table 44 presents the amortized cost and fair values of the FHLBank’s private-label MBS by credit rating as of December 31, 2009 and March 15, 2010 for securities that have been downgraded during that period (in thousands). There were no downgrades on the FHLBank’s private-label MBS backed by manufactured housing loans, home equity loans or commercial loans.

Table 44

Credit Rating		Amortized Cost	Fair Value
December 31, 2009	March 15, 2010
Private-label residential MBS:
Prime:
AAA	AA	$9,013	$8,841
AA	BBB	19,361	18,667
BBB	BB	11,881	10,713
BBB	B	13,117	11,610
BB	B	30,169	27,914
Total prime		83,541	77,745

Alt-A:
B	CCC	8,360	3,723
Total Alt-A		8,360	3,723

TOTAL		$91,901	$81,468

Table 45 presents the amortized cost and credit rating (as of March 15, 2010) of the FHLBank’s private-label MBS portfolio for securities on negative watch with the lowest rated NRSRO as of March 15, 2010 (in thousands):

Table 45

Security Type	Rated AAA	Rated AA	Rated A	Rated BBB	Rated BB
Private-label residential MBS:
Prime	$7,166	$4,276	$84,813	$81,954	$63,057
Alt-A	27,543	46,166	13,731	39,670	0

TOTAL	$34,709	$50,442	$98,544	$121,624	$63,057

Other-than-temporary Impairment. As mentioned previously, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets during 2008, which continued to some extent into the first quarter of 2009 but improved throughout the remainder of 2009. Despite the improvement in the fair value of its private-label MBS over the last nine months of 2009, the fair values of the majority of the FHLBank’s private-label MBS in its held-to-maturity portfolio remain below amortized cost as of December 31, 2009. However, based upon the FHLBank’s OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of the FHLBank’s best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for eight private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus no OTTI for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 7 and Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information on the FHLBank’s OTTI evaluation process. The FHLBank implemented a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which FHLBank Topeka is an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank.

During the first and second quarters of 2009, for private-label MBS with fair values below amortized cost, the FHLBank performed an analysis to determine if any of these securities were at risk for OTTI. To determine which individual securities were at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the FHLBank used indicators, or “screens,” which consider various characteristics of each security. At-risk securities were evaluated by estimating projected cash flows using models that incorporated projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities prepayment speeds while factoring in the underlying collateral and credit enhancement. The FHLBank contracted with the FHLBank of San Francisco in the first quarter of 2009 to provide expected cash flows utilizing key modeling assumptions provided by the FHLBank of San Francisco that were reviewed by the FHLBank. The FHLBank contracted with the FHLBank of Dallas in the second quarter of 2009 to provide the expected cash flows utilizing key modeling assumptions developed by the FHLBanks’ OTTI Governance Committee for private-label MBS with fair values below amortized cost and considered at-risk. However, the FHLBank of San Francisco continued to provide the expected cash flows for all private-label MBS that were commonly held among the FHLBanks (owned by two or more FHLBanks) with fair values below amortized cost and considered at-risk, which included private-label MBS held by us.

Beginning in the third quarter of 2009, the process involved selecting 100 percent of the FHLBank’s private-label MBS portfolio, excluding Agency MBS and private-label commercial MBS, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco provided the expected cash flows for FHLBank Topeka utilizing the key modeling assumptions developed and approved by the FHLBank Topeka, which included the information provided by FHLBanks’ OTTI Governance Committee, for the third and fourth quarters of 2009. For certain private-label MBS where underlying collateral data was not available, alternative procedures were performed by the FHLBank to assess these securities for OTTI. The risk models and loan information data sources used were the same as in the prior three quarters.

The eight securities upon which we recognized OTTI included five private-label MBS that were identified as other-than-temporarily impaired in 2008, one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter 2009 and experienced slight additional credit deterioration in the second quarter 2009 (additional impairment recorded in the second quarter of 2009) and two private-label MBS that were first identified as other-than-temporarily impaired in the third quarter 2009 (additional credit impairment was recorded on one security in the fourth quarter of 2009). While the remainder of the FHLBank’s held-to-maturity securities portfolio has also seen a decline in fair value, the decline is considered temporary because: (1) the FHLBank does not have the intent to sell the securities; (2) it is not likely that the FHLBank will be required to sell the securities before anticipated recovery; and (3) the expected cash flows are likely to be collected. Table 46 presents OTTI recorded as of December 31, 2009 and 2008 by security type (in thousands).

Table 46

		December 31, 2009		December 31, 2008
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	Total OTTI Losses1
Private-label residential MBS:
Prime	$1	$1,363	$1,364	$0
Alt-A	504	5,598	6,102	1,778
Total private-label residential MBS	505	6,961	7,466	1,778

Home equity loans:
Subprime	59	1,018	1,077	2,995

TOTAL	$564	$7,979	$8,543	$4,773
_______
1
As of January 1, 2009, the FHLBank recognized a cumulative effect adjustment to retained earnings totaling $3.3 million with a corresponding adjustment to the non-credit portion of OTTI losses on held-to-maturity securities (adjustment to accumulated other comprehensive income). In other words, $3.3 million of the $4.8 million in total OTTI losses as of December 31, 2008 was related to non-credit losses.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each security under a more stressful housing price scenario. The more stressful scenario was designed to provide an indication of the sensitivity of the FHLBank’s private-label MBS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year. (See Note 6 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a description of the assumptions used to determine actual credit-related OTTI.) Table 47 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded using base-case housing price index (HPI) assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent the FHLBank’s current expectations and therefore, should not be construed as a prediction of the FHLBank’s future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that the FHLBank might incur if home prices decline (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 47

	Base-case HPI Scenario			Adverse HPI Scenario
	Number of Securities	Par Value as of December 31, 2009	Credit-related OTTI for the year ending December 31, 2009	Number of Securities	Par Value as of December 31, 2009	Credit-related OTTI for the year ending December 31, 2009
Private-label residential MBS:
Prime	1	$13,389	$1	3	$31,428	$168
Alt-A	2	11,640	504	4	55,606	1,750
Total private-label residential MBS	3	25,029	505	7	87,034	1,918

Home equity loans:
Subprime	5	5,537	59	5	5,537	59
TOTAL	8	$30,566	$564	12	$92,571	$1,977

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term certificates of deposit and a limited number of non-interest bearing products. The annualized average rate paid on all interest-bearing deposits was 0.29 percent, 1.92 percent and 4.93 percent for 2009, 2008 and 2007, respectively. The average rate paid on deposits fluctuated in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The majority of the FHLBank’s deposits are in overnight or demand accounts that re-price daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Declines in the level of FHLBank deposits could occur during 2010 if demand for loans at member institutions increases, if members continue to de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any reduction in deposits with similarly priced borrowings.

As of December 31, 2009 and 2008, time deposits in denominations of $100,000 or more totaled $32.3 million and $570.3 million, respectively. Table 48 presents the maturities for these time deposits by remaining maturity as of December 31, 2009 and 2008 respectively (in thousands):

Table 48

	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
Time certificates of deposit (by remaining maturity as of December 31, 2009)	$32,250	$0	$0	$32,250
Time certificates of deposit (by remaining maturity as of December 31, 2008)	394,455	175,500	385	570,340

Table 49 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits for 2009, 2008 and 2007 (in thousands). Deposit types are included if the 10 percent threshold is met in any year.

Table 49

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Member overnight deposits	$1,241,361	0.15%	$1,087,736	1.90%	$842,415	4.94%
Member term deposits	204,760	1.32	139,765	2.39	6,990	4.94

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

The FHLBank primarily uses consolidated obligation bonds to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, the FHLBank typically either issues a consolidated obligation bond that has variable rates matching the asset index or it swaps a fixed-rate or a complex consolidated obligation bond to match that index. Additionally, the FHLBank sometimes uses fixed-rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments. This occurred during the third and fourth quarters of 2009 as the FHLBank issued a significant amount of callable, fixed rate consolidated obligation bonds with step-up coupons swapped to one-month and three-month LIBOR. In many cases, because of the low absolute level of one- and three-month LIBOR experienced in 2009, the initial swapped funding cost for these structures was less than the funding cost of short-term discount notes.

The FHLBank primarily uses consolidated obligation discount notes to fund shorter-term advances and investments (maturities of three months or less). However, the FHLBank sometimes uses short-term, fixed rate consolidated obligations, including discount notes, to fund longer-term variable rate assets or assets swapped to synthetically create variable rate assets. Discount notes as a percentage of total consolidated obligations dropped from 49 percent as of the end of 2008 to 30 percent as of the end of 2009. This decrease was primarily a function of: (1) the shrinkage in short-term FHLBank advances and investments during 2009; and (2) the improvement in the financial markets during 2009 that has allowed the FHLBank issue swapped callable bonds during 2009 at lower sub-LIBOR costs than in late 2008 and early 2009.

During 2009, the FHLBank’s total consolidated obligation balances decreased significantly as funding needs for advances and investments decreased. While total consolidated obligations decreased 27.1 percent from December 31, 2008 to December 31, 2009, the mix between discount notes and bonds changed over the period. Discount notes decreased by $14.7 billion and bonds increased by $0.1 million from December 31, 2008 to December 31, 2009. The reasons for the change in the funding mix include: (1) short-term advances, which were primarily funded by discount notes, declined substantially in 2009; (2) financial markets stabilized in the last nine months of 2009, which resulted in improved investor demand for longer-term callable and non-callable fixed rate bonds that could be issued at a reasonable cost; (3) the FHLBank reduced its average regulatory capital leverage from 2008 to 2009 primarily by not replacing maturing discount notes; and (4) as discussed previously, the FHLBank was able to issue callable, fixed-rate or complex consolidated obligation bonds that are swapped to LIBOR as a replacement for discount notes to fund short-term advances and money market investments in late 2009.

The spread between one- and three-month LIBOR and the overnight Federal funds target rate exceeded 3.00 percent at times during October 2008. This spread between short-term LIBOR and overnight Federal funds target rate decreased throughout 2009 to negative 0.01906 percent for one-month LIBOR and positive 0.00063 percent for three-month LIBOR by December 31, 2009. The LIBOR/Federal funds target rate spread is of significance because: (1) the FHLBank has historically used consolidated obligation bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of its short-term fixed rate advance, short-term money market investment and variable rate MBS portfolios; (2) the cost of FHLBank short-term consolidated obligation discount notes has been favorable relative to LIBOR, especially when the LIBOR/Federal funds target rate spread was at its widest levels; and (3) the FHLBank generally prices its short-term fixed rate advances at a spread over its marginal cost of short-term consolidated obligation discount notes.

The decreases in the FOMC Federal funds target rate during 2008, together with the significant steepening of the U.S. Treasury curve from the 2-year to the 10-year maturities during 2009, resulted in the continued widening of spreads between the yield on investments and the FHLBank’s cost of funds throughout 2009. Much of this widening can be partially attributed to the low absolute borrowing costs enjoyed by the FHLBank in short-term consolidated obligation discount notes throughout 2009. FHLBank short-term discount notes are viewed favorably by market participants primarily because of the FHLBank’s GSE status relative to other short-term investment alternatives.

The average annualized effective rate paid on consolidated obligations was 1.29 percent during 2009, 2.99 percent during 2008 and 5.08 percent during 2007. The average effective rate paid on consolidated obligations decreased in response to: (1) decreasing short-term market interest rates in general, which remained relatively low throughout 2009; (2) improving swap and Treasury spreads relative to FHLBank consolidated obligations; (3) short-term funding costs for FHLBank consolidated obligations remaining relatively low throughout 2009; (4) funding costs for longer-term FHLBank consolidated obligations that improved relative to U.S. Treasury obligations and LIBOR throughout much of 2009; and (5) the issuance of unswapped long-term consolidated obligation bonds to replace higher rate bonds that were called during 2009. While the FOMC’s target rate for overnight Federal funds remained unchanged in 2009, short-term LIBOR rates declined significantly in 2009 primarily because of improvements in liquidity in the financial markets as financial institutions saw less risk in lending short-term funds to other financial institutions. The significant decline in short-term LIBOR rates in 2009 resulted in lower funding costs for the FHLBank because a significant portion of our funding is LIBOR-based (i.e., floating rate bonds and callable bonds swapped to one- and three-month LIBOR). In fact, because of the low absolute LIBOR levels and the swap spreads relative to certain FHLBank consolidated obligations, a portion of the FHLBank’s swapped consolidated obligations actually had interest rates at, near or below zero percent as of December 31, 2009. While the interest rate swap market conditions were highly favorable relative to swapped consolidated obligations, especially callable complex consolidated obligation bonds, compared to short-term discount notes in late 2009, there is no assurance that these conditions will continue into 2010. If the conditions do not persist, the result will be an increase in the FHLBank’s cost of funds and a decrease in the FHLBank’s net income.

The FHLBank continued to increase the optionality in the liability portfolios used to fund assets with prepayment characteristics and some fixed rate advances by increasing the percentage of callable debt used to fund these assets. During 2009, the FHLBank called $3.2 billion of unswapped callable consolidated obligations but issued $4.0 billion of unswapped callable consolidated obligation bonds. While the issuances were primarily used to refinance debt that was called, they were also used to fund growth in the FHLBank’s MPF mortgage loan portfolio and to fund a certain portion of fixed rate advances. This portfolio refinancing has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. For a discussion on yields and spreads see Table 60, Spread and Yield Analysis, and Table 61, Rate and Volume Analysis, under Item 7 – “Financial Review – Results of Operations” for further information.

Several recent developments have the potential to impact the demand for FHLBank short-term consolidated obligations including discount notes, floating rate consolidated obligations and short-term consolidated obligation bonds in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Borrowings with original maturities of one year or less are classified as short-term. Table 50 summarizes short-term borrowings for the years ended December 31, 2009, 2008 and 2007 (in thousands):

Table 50

	12/31/2009	12/31/2008	12/31/2007
Discount Notes:
Outstanding at end of the period	$11,586,835	$26,261,411	$19,896,098
Weighted average rate at end of the period	0.08%	1.22%	4.21%
Daily average outstanding for the period	$17,359,512	$25,214,642	$15,688,491
Weighted average rate for the period	0.42%	2.40%	5.00%
Highest outstanding at any month-end	$26,943,460	$29,700,173	$20,803,399

Derivatives – The FHLBank recorded derivative assets of $15.9 million and $34.5 million and derivative liabilities of $240.6 million and $404.4 million at December 31, 2009 and 2008, respectively. All derivatives are marked to fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives primarily fluctuate as LIBOR fluctuates. The LIBOR curve generally reflects the demand for and supply of derivative products, but other factors such as market participant expectations can drive the market price for derivatives.

The FHLBank uses derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under the FHLBank’s RMP. To meet the hedging needs of its members, the FHLBank enters into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges).

The notional amount of total derivatives outstanding decreased from $35.2 billion at December 31, 2008 to $33.5 billion at December 31, 2009. Decreases occurred in interest rate swaps executed to hedge consolidated obligation discount notes (from $1.3 billion as of December 31, 2008 to $0.1 billion as of December 31, 2009) and interest rate swaps executed to hedge advances (from $10.0 billion as of December 31, 2008 to $9.0 billion as of December 31, 2009). These decreases were partially offset by an increase in interest rate swaps executed to hedge consolidated obligation bonds (from $15.1 billion as of December 31, 2008 to $15.8 billion as of December 31, 2009). Changes in the types of interest rate swaps hedging these items during 2009 were as follows:
▪
The decrease in interest rate swaps executed to hedge consolidated obligation discount notes was the result of improving market conditions, which allowed the FHLBank to use longer-term consolidated obligation bonds swapped to LIBOR for its LIBOR-based funding needs.

▪
The decline in interest rate swaps executed to hedge advances was primarily the result of a $1.2 billion decline in swaps hedging convertible advances resulting from the maturities or restructuring of the underlying advances.

▪
The overall increase in interest rate swaps executed to hedge consolidated obligation bonds was the result of improving market conditions that allowed the FHLBank to once again issue bonds swapped to LIBOR at attractive funding levels for its LIBOR-based funding needs instead of meeting those needs with floating rate consolidated obligations or by swapping discount notes. Interest rate swaps executed to hedge fixed rate callable step-up or step-down consolidated obligations increased from $1.0 billion as of December 31, 2008 to $3.7 billion as of December 31, 2009. During the second half of 2009, callable, step-up consolidated obligations attracted significant investor demand and the FHLBank used interest rate swaps to convert these bonds to variable rate LIBOR funding at very favorable funding levels. Interest rate swaps executed to hedge changes or increasing costs of funds also increased significantly from $0.9 billion as of December 31, 2008 to $3.4 billion as of December 31, 2009, as the FHLBank opportunistically issued variable rate consolidated obligation bonds that it was able to swap to attractive sub-LIBOR levels (pay variable/receive variable interest rate swaps classified as economic hedges). These increases were partially offset by a decrease in swaps executed to hedge complex fixed rate consolidated obligations (from $2.4 billion as of December 31, 2008 to $0.7 billion as of December 31, 2009) and a decrease in interest rate swaps executed to hedge fixed rate callable consolidated obligation bonds (from $4.3 billion as of December 31, 2008 to $1.1 billion as of December 31, 2009). This decline was primarily the result of counterparties executing their option to call these swaps. When a counterparty calls the swap used to hedge consolidated obligation bonds, including complex fixed rate bonds, the FHLBank typically exercises its right to call the associated bond.

For additional information regarding the types of derivative instruments and risks hedged, see Tables 78 through 81 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less. Table 51 categorizes the notional amount and the fair value of derivatives (includes net accrued interest receivable or payable on the derivatives) by product and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for preferable hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for preferable hedge accounting treatment. Amounts as of December 31, 2009 and 2008 are as follows (in thousands):

Table 51

	12/31/2009		12/31/2008
	Notional	Fair Value	Notional	Fair Value
Advances:
Fair value	$9,151,106	$(462,195)	$10,128,698	$(838,010)

Investments:
Economic	8,111,387	(31,316)	8,295,768	(187,555)

Mortgage loans:
Stand-alone delivery commitments	33,236	(312)	124,423	(1,539)

Consolidated obligation discount notes:
Fair value	54,582	533	1,287,162	(559)

Consolidated obligation bonds:
Fair value	12,410,400	234,736	14,237,000	489,208
Economic	3,420,000	5,933	875,000	1,024
Subtotal	15,830,400	240,669	15,112,000	490,232

Intermediary:
Economic	306,000	94	218,586	139

TOTAL	$33,486,711	$(252,527)	$35,166,637	$(537,292)

Total derivative fair value		$(252,527)		$(537,292)
Fair value of cash collateral delivered to counterparty		93,064		245,624
Fair value of cash collateral received from counterparty		(65,221)		(78,162)
NET DERIVATIVE FAIR VALUE		$(224,684)		$(369,830)

Net derivative assets balance		15,946		$34,526
Net derivative liabilities balance		(240,630)		(404,356)
NET DERIVATIVE FAIR VALUE		$(224,684)		$(369,830)

Capital – Total capital consists of capital stock, accumulated other comprehensive income (loss) and retained earnings. Capital decreased by 18.8 percent from December 31, 2008 to December 31, 2009. The majority of the decrease in capital is attributable to the decrease in advances (decreased stock needed to support advances). Note that under the FHLBank’s capital plan, members must purchase additional activity-based stock as their advances increase or as they sell mortgage assets into the MPF program. As member advance activity decreases, stock held by members will likewise decrease as members request redemption of stock previously supporting advances (now excess stock) and the FHLBank, at its discretion, repurchases this excess stock. In addition to the decrease in the advance activity, the FHLBank repurchased all excess Class A Common Stock in June 2009. The excess Class A Common Stock was repurchased in order to ensure that the FHLBank stayed within the Finance Agency requirement that excess stock not exceed 1.0 percent of total assets. If the FHLBank’s excess stock exceeds 1.0 percent of its assets before or after the payment of a dividend in the form of stock, the FHLBank would be prohibited from paying dividends in the form of stock. As reflected in Table 53, the amount of excess stock held by members decreased from $407.8 million as of December 31, 2008 to $373.2 million as of December 31, 2009, in spite of the fact that the FHLBank pays its quarterly dividends in the form of Class B Common Stock. This decrease is attributable to a number of factors including the repurchase of all excess Class A Common Stock in June 2009, which amounted to $118.4 million. FHLBank management believes that under the current capital plan, capital stock growth should increase along with any advance and mortgage loan growth in future periods. Likewise, FHLBank capital stock can generally be expected to decrease if advances and/or mortgage loans decline in future periods. Any repurchase of excess capital stock is at the discretion of the FHLBank and subject to statutory and regulatory limitations discussed below, including the FHLBank being in compliance with all of its regulatory capital requirements after any such discretionary repurchase by the FHLBank.

The total increase in retained earnings of 126.3 percent from December 31, 2008 to December 31, 2009 is attributed to net income for the year of $236.7 million, and due to the cumulative effect of adjustments resulting from the adoption of new OTTI guidance. The result was an increase in retained earnings and a decrease (loss) in other comprehensive income for the non-credit component of OTTI of $3.3 million.

The FHLBank’s capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock by the FHLBank prior to the end of the redemption period is entirely at the discretion of the FHLBank (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at FHLBank discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although the FHLBank can, at its discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as the FHLBank will remain in compliance with its regulatory capital requirements after such repurchase. Ownership of the FHLBank’s capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 52 as of December 31, 2009, 2008, 2007, 2006, and 2005 (in thousands):

Table 52

	Commercial Banks	Thrifts	Credit Unions2	Insurance Companies	Total1
December 31, 2009	$795,130	$450,079	$62,171	$295,316	$1,602,696
December 31, 2008	950,845	561,482	339,074	388,934	2,240,335
December 31, 2007	824,534	641,915	259,266	365,472	2,091,187
December 31, 2006	759,982	655,421	359,070	232,519	2,006,992
December 31, 2005	754,574	645,577	208,697	179,493	1,788,341

1	Mandatorily redeemable capital stock is recorded as a liability and is not reflected in this table.
2
U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009 and subsequently paid off all advances as of March 31, 2009. U.S. Central Federal Credit Union also requested to redeem its excess stock and the FHLBank repurchased all but its membership stock of $1 million as of March 31, 2009. As of December 31, 2009, U.S. Central Federal Credit Union’s membership stock balance represents the $1 million minimum asset-based requirement plus $0.1 million activity-based requirement (not supporting any advance balances as of December 31, 2009).

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
o
Acquired Member Assets – 2.0 percent of the principal amount of member’s MPF loans (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

o	Derivatives (swaps, caps, floors and equity options) – 0.0 percent of the total notional amount (range = 0.0 to 2.0 percent);
▪
Excess stock is calculated daily. The FHLBank may exchange excess Class B Common Stock for Class A Common Stock, but only if the FHLBank remains in compliance with its regulatory capital requirements after the exchange;

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

▪
Members were notified of the initial reference interest rate and spread that defines the dividend parity threshold prior to implementation of the plan (average three-month LIBOR for a dividend period plus 50 bps) and will be notified at least 90 days prior to any change thereof (note that the current dividend parity threshold of the average effective overnight Federal funds rate for a dividend period minus 100 bps was established by the Board of Directors on September 27, 2007; with overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time);

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

The FHLBank’s activity-based requirements are consistent with its cooperative structure: members’ stock ownership requirements generally increase as their activities with the FHLBank increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based requirement and the member is required to purchase Class B Common Stock, the required purchase of Class B Common Stock may deter the member from entering into additional activity with the FHLBank. Factors that affect members’ willingness to enter into activity with the FHLBank and purchase additionally required activity-based stock include, but are not limited to, the FHLBank’s dividend rates, the risk-based capital weighting of FHLBank capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), FHLBank management believes that its activity-based stock purchase requirement for advances has not significantly reduced advance activity with its members, although that may not hold true in the future. Given the competitiveness of the mortgage loan market and the fact that member balance sheets do not increase as mortgage loans are sold into the secondary market or sold into the MPF Program, it is possible that the FHLBank’s activity-based requirement for AMA might have a significant bearing on a member’s willingness to sell mortgage loans to the FHLBank under its MPF Program. This is one of the reasons that the initial activity-based stock purchase requirement for AMA was capped at 1.5 percent of a member’s total assets and was set at the lower end of the FHLBank’s permissible range under the capital plan (range = 0.0 to 6.0 percent of the current outstanding balance of AMA originated by or through the member and acquired by the FHLBank). FHLBank management does not believe that its activity-based stock purchase requirement for AMA assets has had any significant negative influence on members’ willingness to participate in the MPF Program and sell the FHLBank mortgage loans under the MPF Program, although this may not hold true in the future. Table 53 provides a summary of member capital requirements under the FHLBank’s current capital plan as of December 31, 2009 and 2008 (in thousands):

Table 53

Requirement	12/31/2009	12/31/2008
Asset-based (Class A only)	$312,068	$315,945
Activity-based (additional Class B)1	939,832	1,551,417
Total Required Stock2	1,251,900	1,867,362
Excess Stock (Class A and B)	373,233	407,779
Total Stock2	$1,625,133	$2,275,141

Activity-based Requirements:
Advances3	$1,087,821	$1,741,790
AMA assets (MPF mortgage loans)4	59,287	49,550
Total Activity-based Requirement	1,147,108	1,791,340
Asset-based Requirement (Class A stock) not supporting member activity1	104,792	76,022
Total Required Stock2	$1,251,900	$1,867,362

1	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
2	Includes mandatorily redeemable capital stock.
3	Advances to housing associates have no activity-based requirements since housing associates cannot own FHLBank stock.
4	Out-of-district AMA mortgage loan participations purchased through other FHLBanks do not have activity-based stock requirements since these assets are not purchased from members of FHLBank Topeka.

The FHLBank is subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and the FHLBank’s current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, the FHLBank is required to maintain permanent capital at all times in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as retained earnings and Class B stock, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Agency, in its discretion, may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. The FHLBank is required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Finally, the FHLBank is required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. The FHLBank has been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of its capital plan. The FHLBank was in compliance with the applicable capital requirements as of December 31, 2009 and 2008 as demonstrated in Table 54 (in thousands):

Table 54

	12/31/2009		12/31/2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$646,501	$1,668,140	$1,389,373	$1,763,395
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.2%
Total capital	$1,705,264	$1,980,208	$2,342,249	$2,432,063
Leverage capital ratio	5.0%	6.6%	5.0%	5.7%
Leverage capital	$2,131,581	$2,814,278	$2,927,812	$3,313,760

As described in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks is required to pay a portion of its earnings to REFCORP. The GLB Act requires quarterly payments of 20 percent of net earnings after AHP for each FHLBank. The 12 FHLBanks expense these amounts through their statements of income and will continue to do so until the aggregate amount actually paid by all 12 FHLBanks is equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of the 12 FHLBanks to REFCORP will be fully satisfied. The Finance Agency, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in each annuity calculation. The cumulative amount to be paid to REFCORP by the FHLBank cannot be determined at this time because of the interrelationships of all future FHLBanks’ earnings and other ratios included in the formula. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date net income. Although an FHLBank makes quarterly payments on its obligation to REFCORP, the REFCORP assessment is an annual calculation. This means that, should an FHLBank have a net loss for any fiscal year, it would be unable to carry any such loss back to recover previous year REFCORP assessments or forward to offset the annual calculation for future REFCORP assessments. However, the FHLBank would be entitled to a credit against future REFCORP assessments, without any time constraints, if amounts paid during a year were in excess of its calculated year-to-date obligation. Any such overpayment would be recorded in other assets on the FHLBank’s Statements of Condition. If the FHLBank had net income in subsequent quarters, it would utilize any credits first and then be required to contribute additional amounts to meet its calculated year-to-date obligation. The 12 FHLBanks’ aggregate payments through 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, effective December 31, 2009. The FHLBanks’ aggregate payments through 2009 have satisfied $2.3 million of the $75.0 million scheduled payment due on April 15, 2012 and all scheduled payments thereafter. This date assumes that all $75.0 million quarterly payments required after December 31, 2009 will be made as scheduled. The FHLBank expensed $59.2 million, $7.1 million and $37.6 million in periods ended December 31, 2009, 2008 and 2007, respectively, for REFCORP interest assessments through its Statements of Income.

Capital Distributions – Dividends may be paid in cash or capital stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 2.61 percent and 4.34 percent for the years ended December 31, 2009 and 2008, respectively. The dividend payout ratio was 17.69 percent and 282.29 percent for the years ended December 31, 2009 and 2008, respectively. The dividend payout ratio represents the percentage of dividends paid to net income. The significant decrease in the dividend payout ratio for 2009 was largely attributable to the substantial increase in net income in 2009 relative to 2008 (see this Item 7 – “Results of Operations” for additional discussion) and the lower dividend rates paid in 2009.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2008 and 2009 and will continue to be effective until such time as it may be changed by the FHLBank’s Board of Directors. With overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 55 and 56 present the dividend rates per annum paid on capital stock under the FHLBank’s capital plan during 2009 and 2008:

Table 55

Applicable Rate per Annum	12/31/2009	09/30/2009	06/30/2009	03/31/2009
Class A Common Stock	0.75%	0.75%	0.75%	0.75%
Class B Common Stock	3.00	3.00	2.50	2.50
Weighted Average1	2.88	2.89	2.33	2.31

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.12%	0.15%	0.18%	0.19%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 56

Applicable Rate per Annum	12/31/2008	09/30/2008	06/30/2008	03/31/2008
Class A Common Stock	0.75%	1.75%	1.75%	2.75%
Class B Common Stock	2.50	4.75	4.75	5.75
Weighted Average1	2.33	4.40	4.37	5.25

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.53%	1.96%	2.09%	3.17%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.96%	1.09%	2.17%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

FHLBank management anticipates that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for 2010 will remain close to the differential for the fourth quarter of 2009, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 57 presents dividends paid by type for the periods ended December 31, 2009 and 2008 (in thousands):

Table 57

	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
12/31/20091,2	$367	$41,500	$41,867
12/31/20081,2	345	79,935	80,280

1	The cash dividends listed represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
2	For purposes of this table, the dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in the form of capital stock in 2010, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. The FHLBank believes that dividends paid in the form of capital stock are advantageous to members because FHLBank capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with the FHLBank or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”). If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

Capital Adequacy – As reflected in Table 54 and discussed below, the FHLBank was in compliance with its minimum regulatory capital requirements as of December 31, 2009. The FHLBank established within its RMP an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal FHLBank capital ratios include as capital mandatorily redeemable capital stock, which is otherwise treated as a liability by the FHLBank.

As of December 31, 2009, 82.4 percent of the FHLBank’s capital was capital stock, and 17.6 percent was retained earnings and accumulated other comprehensive income (loss). As of December 31, 2008, 93.5 percent of the FHLBank’s capital was capital stock, and 6.5 percent was retained earnings and accumulated other comprehensive income (loss). As of December 31, 2009, the FHLBank’s total GAAP capital was 4.56 percent of total assets and its total regulatory capital was 4.64 percent of total assets, including $22.4 million of mandatorily redeemable capital stock. Excluding the $22.4 million of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.59 percent. For regulatory purposes, the Finance Agency considers capital stock subject to member redemption requests (mandatorily redeemable capital stock) as capital, even though it is considered a liability for GAAP purposes. As of December 31, 2008, the FHLBank’s total GAAP capital was 4.09 percent of total assets and its total regulatory capital was 4.15 percent of total assets, including $34.8 million of mandatorily redeemable capital stock. Excluding the $34.8 million of mandatorily redeemable capital stock, the FHLBank’s regulatory total capital ratio would have been 4.09 percent. The FHLBank expects to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than its RMP minimum of 4.04 percent. However, the FHLBank’s GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP.

Liquidity – To meet its mission of serving as an economical funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative (mandatory stock repurchases).

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank generally has comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. As noted previously, several recent developments have the potential to impact the demand for FHLBank consolidated obligations in the coming months. The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” for additional discussion regarding the FHLBanks joint and several liability.

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital redemptions, maturing consolidated obligations and interest expense.

Despite the significant decrease in total assets, cash and short-term investments, including commercial paper, remained fairly stable at $7.2 billion as of December 31, 2009 compared to $7.5 billion as of December 31, 2008 as the FHLBank continues to leverage its capital and maintain its liquidity at levels it considers sufficient. The maturities of the FHLBank’s short-term investments are structured to provide periodic cash flows to support its ongoing liquidity needs. During the third and fourth quarter of 2008, the FHLBank allowed short-term investments to mature and primarily retained the funds from those maturities in its Federal Reserve account, which provided the FHLBank with an additional source of liquidity and interest income while allowing the FHLBank to reduce its unsecured credit exposure to non-government guaranteed counterparties. The FHLBank began reinvesting in short-term government guaranteed money market investments in the latter part of the fourth quarter of 2008, but decreased this activity during the first quarter of 2009 as the number of attractive investment opportunities for the FHLBank declined. Consequently, the FHLBank began maintaining higher balances at the Federal Reserve during the first and second quarters of 2009. The Federal Reserve Board announced on May 20, 2009 and implemented on July 2, 2009 a change in Regulation D, which resulted in the elimination of interest paid on excess reserves held in the FHLBank’s Federal Reserve Bank account. In response to this change, along with perceived improvements and stabilization in financial markets, the FHLBank began reinvesting in overnight Federal funds and short-term money market instruments late in the second quarter of 2009. The FHLBank also maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market. GSE investments totaled $1.5 billion and $1.6 billion in par value as of December 31, 2009 and 2008, respectively. While the liquidity in the securities repurchase market appears to have stabilized during 2009, borrowing through the securities repurchase agreements at reasonable rates for anything other than short-term maturities remains somewhat inconsistent. In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), during 2009 the FHLBank began to manage assets, liabilities and capital in such a way as to maintain its total regulatory capital ratio at or above 4.35 percent (23:1 asset to capital leverage). As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least one and three-quarter times its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements. This targeted operating capital ratio was increased in order to help ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily at the FHLBank’s discretion to adjust its balance sheet; or (2) upon the submission of a redemption request by a member.

The FHLBank is subject to five metrics for measuring liquidity, two of which were added by the Finance Agency on March 6, 2009 in response to turmoil in the financial markets. The FHLBank has remained in compliance with each of these liquidity requirements throughout 2009. The Finance Agency liquidity guidelines, finalized on March 6, 2009, require the FHLBank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to our anticipated cash outflows under two different scenarios. One scenario, referred to as a roll-off scenario, assumes that we cannot access the capital markets for a period of 15 days and that during that time, members do not renew any maturing, prepaid and called advances. The second scenario, referred to as a renew scenario, assumes that we cannot access the capital markets for 5 days and that during that period we will automatically renew maturing and called advances for all members except very large, highly rated members. The new guidelines are designed to enhance our protection against temporary disruptions in access to the FHLBank debt markets in response to a rise in volatility in the capital markets. Because of strong demand and relatively low cost for discount notes with terms of one-month through three-months throughout 2009, the final guidance did not significantly impact the FHLBank's net interest spreads in 2009. However, over time management believes the result of these new guidelines will marginally increase the FHLBank’s cost of funds in the future as we extend liabilities and shorten investments in order to comply with the guidance.

During the heightened liquidity concerns in the financial markets due to the market disruptions and uncertainty, the FHLBank took steps beginning in the third quarter of 2008 and continuing into the fourth quarter of 2008 to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days. This measure was in addition to its statutory, operational and contingency liquidity requirements. The FHLBank continued to closely monitor and manage these measures in 2009. In order to ensure a liquidity cushion of a minimum of five days, the FHLBank is required to maintain a relatively longer-term weighted average remaining maturity on its consolidated obligation discount notes. These actions can create an asset-liability mismatch (assets re-pricing more quickly than liabilities) on the short end of the FHLBank’s balance sheet. This mismatch resulted in a decrease in the FHLBank’s net interest income in the fourth quarter of 2008 because of the steepness of the very short end of the yield curve. While this asset-liability mismatch continued throughout 2009, the FHLBank has narrowed the mismatch as of December 31, 2009. Specifically, the FHLBank has maintained the weighted average original maturity of its money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) at 65 days as of December 31, 2009 and 49 days as of December 31, 2008. On the liability side of the FHLBank’s balance sheet, the maturity of its discount notes outstanding stood at a weighted average original days to maturity of 80 days as of December 31, 2009 and 99 days as of December 31, 2008. The decrease in the mismatch of discount notes and investments from December 31, 2008 (99 days and 49 days) to December 31, 2009 (80 days and 65 days) is a function of improvement in the conditions in the capital markets during 2009. In addition, during the third quarter of 2009 the FHLBank replaced some outstanding discount notes with swapped consolidated obligation bonds. This transition from discount notes to longer-term swapped consolidated obligation bonds has further improved FHLBank’s liquidity position.

The FHLBank, along with each of the other 11 FHLBanks, entered into a Lending Agreement with the U.S. Treasury in the third quarter of 2008. The FHLBanks entered into these Lending Agreements in connection with the U.S. Treasury’s establishment of a Government Sponsored Enterprise Credit Facility (GSECF) that was designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. The GSECF expired on December 31, 2009 with no FHLBank having ever drawn on this available source of liquidity. The expiration of the GSECF does not appear to have had a negative impact on the FHLBank’s cost of funds.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

On December 24, 2009, the U.S. Treasury announced that it was amending the Preferred Stock Purchase Agreements (PSPAs) with Fannie Mae and Freddie Mac that were established when the Agencies were put into conservatorship. The amendment effectively removed the cap established under these commitments and amended the requirement that Fannie Mae and Freddie Mac reduce the size of their retained portfolio in 2010 to be based on the maximum allowable size of the portfolio ($900 billion per institution) instead of the actual size of the portfolios at the end of 2009. The Treasury’s actions were intended to demonstrate the government’s support for Fannie Mae and Freddie Mac and its support of the role they play in the housing market. This show of support for Fannie Mae and Freddie Mac might also strengthen how the market perceives the implicit guarantee on FHLBank consolidated obligations and increase demand for these obligations.

Off-Balance Sheet Arrangements – The FHLBank does not have any off-balance sheet transactions, agreements or other contractual arrangements that may have a material current or future effect on financial condition, changes in financial condition, results of operations, liquidity, capital expenditures, capital resources or significant components of revenues or expenses.

Contractual Obligations – Table 58 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2009 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 58

	1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years	Total
Consolidated obligation bonds	$10,874,777	$6,144,620	$4,340,000	$6,002,400	$27,361,797
Capital lease obligations	5,719	10,575	0	0	16,294
Operating leases	93	75	36	0	204
Standby letters of credit	3,066,814	25,020	1,370	0	3,093,204
Standby bond purchase agreements	242,653	554,999	806,785	12,697	1,617,134
Commitments to fund mortgage loans	35,364	0	0	0	35,364
Expected future pension benefit payments	265	596	699	5,251	6,811
Mandatorily redeemable capital stock	6,999	8,381	1,448	5,609	22,437
TOTAL	$14,232,684	$6,744,266	$5,150,338	$6,025,957	$32,153,245

Results of Operations (Years Ended December 31, 2009, 2008 and 2007)
The primary source of the FHLBank’s earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The FHLBank’s net interest income increased from 2007 to 2008 and from 2008 to 2009. The increases in net interest income can be primarily attributed to increases in net interest spreads. See Table 60, Spread and Yield Analysis, and Table 61, Rate and Volume Analysis, under this Item 7 for further information.

Although net interest income had consistent growth, net income fluctuated significantly during 2007, 2008 and 2009 due to changes in net gains (losses) on trading securities and derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 7 for a discussion of the impact of these activities by year.

Earnings Analysis – Table 59 presents changes in the major components of the FHLBank’s earnings for the past three years (in thousands):

Table 59

	Increase (Decrease) In Earnings Components
	Dollar Change		Percent Change
	2009 vs. 2008	2008 vs. 2007	2009 vs. 2008	2008 vs. 2007
Total interest income	$(1,056,036)	$(858,741)	(55.9)%	(31.2)%
Total interest expense	(1,067,760)	(874,203)	(65.0)	(34.7)
Net interest income	11,724	15,462	4.7	6.7
Provision for (reversal of) credit losses on mortgage loans	1,058	221	539.8	884.0
Net interest income after mortgage loan loss provision	10,666	15,241	4.3	6.6
Net gain (loss) on trading securities	(56,851)	26,166	(127.7)	142.6
Net gain (loss) on derivatives and hedging activities	326,955	(205,348)	151.7	(2,024.1)
Other non-interest income	6,229	650	233.6	32.2
Total non-interest income (loss)	276,333	(178,532)	164.2	(1,746.9)
Operating expenses	3,448	2,495	10.1	7.9
Other non-interest expense	136	253	2.3	4.5
Total other expense	3,584	2,748	9.0	7.4
AHP assessments	23,125	(13,706)	716.4	(80.9)
REFCORP assessments	52,058	(30,466)	732.2	(81.1)
Total assessments	75,183	(44,172)	727.2	(81.0)
NET INCOME	$208,232	$(121,867)	732.2%	(81.1)%

Net Interest Income – Net interest income increased 6.7 percent from 2007 to 2008 and 4.7 percent from 2008 to 2009. The FHLBank’s net interest spread was 0.20 percent, 0.29 percent and 0.47 percent in 2007, 2008 and 2009, respectively, and the FHLBank’s net interest margin was 0.44 percent, 0.43 percent and 0.53 percent for 2007, 2008 and 2009, respectively. There are three primary causes for the increase in the FHLBank’s net interest income: (1) generally wider spreads due to favorable short-term funding costs; (2) active management of the debt used to fund long-term assets (call higher cost callable debt and replace with lower cost callable debt); and (3) an increase in the proportion of higher earning assets (primarily MBS investments and mortgage loans) to total assets as advance balances have declined.

Over the last year, short-term discount note borrowing costs remained very low as investor demand for short-term, high quality investment paper has been strong. During the first half of 2009, especially, this low cost, short-term debt allowed the FHLBank to fund short-term advances and investments at historically wide spreads to its cost of funds while still offering competitive advance rates to its members. In the latter half of 2009, the FHLBank was able to issue complex structured consolidated obligation bonds swapped to LIBOR at very attractive rates. In some instances, this swapped debt resulted in effective interest rates at, near or below zero percent. This swapped complex debt was used to replace matured or called swapped debt funding longer-term, swapped assets and provided increased spreads on these assets as well.

The FHLBank actively managed its long-term funding costs to a lower level by calling previously issued unswapped, callable debt and replacing it with new lower cost fixed rate, non-callable and callable consolidated obligation bonds. Over the past several years, the FHLBank has used callable debt as a primary funding tool for mortgage assets, which provided an opportunity to take advantage of lower debt costs in 2009.

The FHLBank proportionately increased its outstanding position of unswapped callable bonds from $2.9 billion on December 31, 2008 to $3.6 billion on December 31, 2009 in order to increase the convexity characteristics of the liabilities funding its fixed-rate mortgage-related assets and amortizing advances. The level of convexity in a given portfolio of financial products, assets or liabilities, is proportional to the number of options contained in these products and the levels of the option “strikes” in relation to current interest rates. Mortgage loans include many options, which are simply the many opportunities afforded mortgage borrowers to pay off or refinance their loans without penalty. In order to approximately match these options, the FHLBank must purchase prepayment options from the investors who buy the consolidated obligations issued by the FHLBank. These are callable bonds, which have similar convexity characteristics to the mortgage assets the FHLBank holds.

The FHLBank did not purchase any new Agency MBS until December 2009 due to its declining capital levels associated with decreasing advance balances. However, the decline in assets and capital during 2009 resulted in the mortgage loans and investments purchased in 2008 (with historically wide spreads) representing a larger component of the balance sheet, thereby enhancing net interest income. Over the last several years, the FHLBank’s investment strategy has focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to the FHLBank’s cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the securities purchased. Variable rate instruments were 73.6 percent, 70.3 percent and 49.0 percent of the FHLBank’s held-to-maturity MBS/CMO portfolio at December 31, 2009, 2008 and 2007, respectively. All Agency MBS/CMOs in the FHLBank’s trading portfolio were also variable rate instruments, the majority of which were acquired in 2007.

Derivative and hedging activities impacted the FHLBank’s net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that positive basis adjustments on advances reduce the average annualized yield and negative basis adjustments on consolidated obligations increase the average annualized cost. Therefore, the average net interest spread is negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between years.

A significant portion of the FHLBank’s consolidated obligation bonds is comprised of long-term callable bonds swapped to LIBOR. The FHLBank’s funding costs relative to LIBOR had a negative impact on the FHLBank’s spreads on advances during the second half of 2007 as capital market disruptions caused one-month and three-month LIBOR to remain at unusually high levels relative to other short-term interest rates, which resulted in a significant increase in the cost of the FHLBank’s existing sub-LIBOR funding and compressed the FHLBank’s spreads earned on its advance portfolio. In response to this increased cost structure the FHLBank realigned its liability portfolio by reducing its exposure to term LIBOR-based funding to a level consistent with its LIBOR-based asset portfolios and increased its issuance of short-term discount notes. This realignment started during 2007, increased during 2008 and ultimately reduced the FHLBank’s LIBOR basis risk, which represents non-LIBOR based assets (mostly advances) funded with LIBOR-based liabilities, to very low levels by the fourth quarter of 2008 when already stressed global financial markets became even more severely disrupted with the receivership of both Fannie Mae and Freddie Mac and the bankruptcy of Lehman Brothers. While the FHLBank maintained this reduced level of LIBOR basis risk through much of the first half of 2009, it did increase the LIBOR basis mismatch in the second and third quarters of 2009 in order to take advantage of significant market demand for fixed rate consolidated obligations with step-up coupons and to prefund the anticipated maturity and call of bonds. The FHLBank simultaneously swapped these bonds at very attractive spreads to one-month or three-month LIBOR. In most instances, the initial cost of this funding was less than overnight consolidated obligation discount notes and, in some cases, the effective interest rate was at, near or below zero percent.

As explained in more detail in Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” the FHLBank’s DOE is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates, all else being equal. The fact that yield on assets and cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities so that changes in short-term rates will not adversely impact income.

Table 60 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 60

	12/31/2009			12/31/2008			12/31/2007
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$2,837,565	$7,095	0.25%	$828,249	$5,539	0.67%	$70,550	$3,657	5.18%
Federal funds sold	1,537,489	3,950	0.26	2,926,863	73,047	2.50	6,681,960	346,935	5.19
Investments6	15,052,637	311,386	2.07	16,490,068	627,798	3.81	13,690,721	731,159	5.34
Advances1,7	25,935,734	348,123	1.34	35,245,582	1,045,801	2.97	29,284,624	1,540,876	5.26
Mortgage loans held for portfolio1,4,5	3,205,757	160,585	5.01	2,607,016	134,470	5.16	2,348,836	122,281	5.21
Other interest-earning assets	48,780	3,037	6.23	58,940	3,557	6.03	64,006	4,045	6.32
Total earning assets	48,617,962	834,176	1.72	58,156,718	1,890,212	3.25	52,140,697	2,748,953	5.27
Other non interest-earning assets	211,720			283,624			307,402
Total assets	$48,829,682			$58,440,342			$52,448,099

Interest-bearing liabilities:
Deposits	$1,685,206	$4,830	0.29%	$1,408,743	$27,085	1.92%	$985,293	$48,558	4.93%
Consolidated obligations1:
Discount Notes	17,359,512	73,531	0.42	25,214,642	605,074	2.40	15,688,491	783,906	5.00
Bonds	26,899,116	495,277	1.84	28,682,830	1,007,644	3.51	32,861,902	1,680,751	5.11
Other borrowings	62,465	1,527	2.44	107,677	3,122	2.90	77,212	3,913	5.07
Total interest-bearing liabilities	46,006,299	575,165	1.25	55,413,892	1,642,925	2.96	49,612,898	2,517,128	5.07
Capital and other non-interest-bearing funds	2,823,383			3,026,450			2,835,201
Total funding	$48,829,682			$58,440,342			$52,448,099

Net interest income and net interest spread2		$259,011	0.47%		$247,287	0.29%		$231,825	0.20%

Net interest margin3			0.53%			0.43%			0.44%

1	Interest income/expense and average rates include the effect of associated derivatives.
2	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
3	Net interest margin is net interest income as a percentage of average interest-earning assets.
4
The FHLBank nets CE fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $2.5 million, $2.5 million and $2.3 million for the years ending December 31, 2009, 2008 and 2007, respectively.

5	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

7	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 61 summarizes changes in interest income and interest expense between 2009 and 2008 and between 2008 and 2007 (in thousands):

Table 61

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$6,751	$(5,195)	$1,556	$7,633	$(5,751)	$1,882
Federal funds sold	(23,911)	(45,186)	(69,097)	(142,346)	(131,542)	(273,888)
Investments	(50,720)	(265,692)	(316,412)	131,647	(235,008)	(103,361)
Advances	(227,016)	(470,662)	(697,678)	270,122	(765,197)	(495,075)
Mortgage loans held for portfolio	30,092	(3,977)	26,115	13,326	(1,137)	12,189
Other assets	(629)	109	(520)	(311)	(177)	(488)
Total earning assets	(265,433)	(790,603)	(1,056,036)	280,071	(1,138,812)	(858,741)
Interest Expense:
Deposits	4,468	(26,723)	(22,255)	15,607	(37,080)	(21,473)
Consolidated obligations:
Discount Notes	(145,894)	(385,649)	(531,543)	342,695	(521,527)	(178,832)
Bonds	(59,216)	(453,151)	(512,367)	(194,411)	(478,696)	(673,107)
Other borrowings	(1,161)	(434)	(1,595)	1,228	(2,019)	(791)
Total interest-bearing liabilities	(201,803)	(865,957)	(1,067,760)	165,119	(1,039,322)	(874,203)
Change in net interest income	$(63,630)	$75,354	$11,724	$114,952	$(99,490)	$15,462

1
Changes in interest income and interest expense not identifiable as either volume-related or rate-related have been allocated to volume and rate based upon the proportion of the absolute value of the volume and rate changes.

2
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Net Gain (Loss) on Derivative and Hedging Activities – The volatility in other income is predominately driven by derivative and hedging gains (losses). The FHLBank reported a net gain (loss) on derivatives and hedging activities of $111.5 million, ($215.5) million and ($10.1) million in 2009, 2008 and 2007, respectively. The FHLBank’s net gain (loss) from derivative and hedging activities is sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to trading securities, interest rate caps and floors, etc. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses when the general level of interest rates falls over the period. The 2009 gain on derivatives and hedging activities is primarily due to: (1) gains on interest rate caps that are economic hedges of caps embedded in variable rate MBS/CMOs; and (2) interest rate swaps tied to GSE debentures classified as trading securities (both of these economic hedges are included under the “Investment” heading in Table 62). During 2009, the swaps and the investments returned to a more normal relationship, reversing a divergence that caused losses in 2008. Interest rates on GSE debentures and interest rate swaps typically moved together and were very well correlated until financial difficulties at Fannie Mae and Freddie Mac created a considerable divergence whereby the cost of GSE debt increased relative to swaps. This divergence caused the losses on derivatives (interest rate swaps) to be much larger than gains on the hedged items (GSE debentures) during 2008. This situation reversed itself in 2009. With the stabilization of the economy during the last half of 2009, the FHLBank recorded large gains on the derivatives (fixed pay interest rate swaps) and smaller relative losses on the hedged items (fixed rate GSE debentures). Table 62 categorizes the 2009 earnings impact by product for hedging activities (in thousands):

Table 62

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(16,300)	$0	$314	$0	$(1,885)	$0	$(17,871)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(5,993)	0	0	595	12,605	0	7,207
Economic hedges – unrealized gain (loss) due to fair value changes	0	163,226	(274)	0	2,953	(19)	165,886
Economic hedges – net interest received (paid)	(2)	(66,307)	0	0	4,624	54	(61,631)
Subtotal	(5,995)	96,919	(274)	595	20,182	35	111,462

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(43,717)	0	0	0	0	(43,717)
TOTAL	$(22,295)	$53,202	$40	$595	$18,297	$35	$49,874

Table 63 categorizes the 2008 earnings impact by product for hedging activities (in thousands):

Table 63

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(25,596)	$(9)	$(228)	$0	$(4,186)	$0	$(30,019)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	6,980	0	0	(560)	(14,919)	0	(8,499)
Economic hedges – unrealized gain (loss) due to fair value changes	21	(171,928)	(3,033)	0	41	57	(174,842)
Economic hedges – net interest received (paid)	(29)	(30,060)	0	0	(2,130)	67	(32,152)
Subtotal	6,972	(201,988)	(3,033)	(560)	(17,008)	124	(215,493)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	77,804	0	0	0	0	77,804
TOTAL	$(18,624)	$(124,193)	$(3,261)	$(560)	$(21,194)	$124	$(167,708)

Table 64 categorizes the 2007 earnings impact by product for hedging activities (in thousands):

Table 64

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(48,958)	$(2)	$(2)	$0	$(5,927)	$0	$(54,889)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	1,213	0	0	0	(3,317)	0	(2,104)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(10,286)	212	(94)	(469)	(93)	(10,730)
Economic hedges – net interest received (paid)	0	2,096	0	137	338	118	2,689
Subtotal	1,213	(8,190)	212	43	(3,448)	25	(10,145)

Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	26,034	0	0	0	0	26,034
TOTAL	$(47,745)	$17,842	$210	$43	$(9,375)	$25	$(39,000)

Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities related to economic hedges (fixed pay interest rate swaps). In the latter part of 2007, the FHLBank purchased $0.8 billion in variable rate Agency MBS/CMOs, which were not related to economic hedges, and placed them in a trading portfolio for asset/liability management purposes. All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in tables 62 through 64. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio that are related to economic hedges, for the most part, are longer dated fixed rate GSE debentures and their fair values are more affected by changes in long-term interest rates (e.g., 5-year and 10-year rates) than by changes in short-term interest rates. The MBS/CMOs in this portfolio are Agency variable rate securities that re-price monthly and their fair values appear to have been more impacted by the overall lack of liquidity in the mortgage markets rather than credit spreads or the general level of interest rates. In general, however, because of the influence of the fixed rate bonds in the FHLBank’s trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded. The FHLBank realized net gains (losses) on trading securities of ($12.3) million, $44.5 million and $18.3 million in 2009, 2008 and 2007, respectively.

Other Non-Interest Income – Included in other non-interest income are realized gains (losses) from the sale of or call of available-for-sale and held-to-maturity securities. There were no sales of available-for-sale or held-to-maturity securities in 2009. In 2008, a held-to-maturity security with less than three months to maturity was sold and a loss of ($10,000) was realized. In 2007, net losses were realized on the sale of available-for-sale securities totaling ($2.3) million. Additionally in 2007, several held-to-maturity securities that had paid down below 15 percent of the principal outstanding at acquisition were sold for total net losses of ($1.0) million.

Also included in other non-interest income are net losses on other-than-temporarily impaired held-to-maturity securities of $0.6 million and $4.8 million for 2009 and 2008, respectively. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for additional information on OTTI.

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These expenses as documented in Table 65 increased from $34.2 million for 2008 to $37.6 million for 2009. This compared to $31.7 million for the year ended December 31, 2007. As noted in Table 65, a significant portion of the FHLBank’s operating expenses consists of compensation and benefits expense. Amounts paid for compensation and benefits increased in 2009 and 2008 as a result of increases in the number of FHLBank staff. Staff positions added in 2008 related to the MPF Program, credit risk and modeling and technology/programming needs. Staff positions added in 2009 related to the housing and community development program, credit risk and modeling and technology/programming needs, Compensation and benefits for 2009 also increased as a result of a 45.3 percent increase in expense for 2009 compared to 2008 under the FHLBank’s Defined Benefit Plan in order to meet our minimum required contribution for the 2009-2010 plan year. Additionally, compensation and benefits for 2008 increased as a result of a 76.5 percent increase in expense for 2008 compared to 2007 under the FHLBank’s Executive Short Term Incentive Plan (ESTIP), which is available to Named Executive Officers (see Item 11 – “Executive Compensation – Compensation Discussion and Analysis”) and the Short Term Incentive Plan, available to all other employees with award levels assigned based on individual’s relative position in the hierarchy of the FHLBank (collectively with ESTIP referred to herein as STIP). The STIP represented 17.4 percent, 19.0 percent and 12.2 percent of total compensation and benefits in 2009, 2008 and 2007, respectively. Compensation and benefits for 2009 also increased as a result of the Long Term Incentive Plan (LTIP), which is a new benefit available to Named Executive Officers (see Item 11 – “Executive Compensation – Compensation Discussion and Analysis). However, the LTIP represented less than 1.0 percent of total compensation and benefits in 2009. In an effort to contain operating costs, management did not provide any standard salary increases in 2009.

The increase in the other operating expenses is primarily attributable to: (1) increased fees paid to the FHLBank’s Board of Directors with the removal of the statutory cap on fees and implementation of the FHLBank’s Board of Directors Compensation Policy, which became effective January 1, 2009; (2) increased professional fees paid to address technology/programming needs; and (3) amounts paid for models used to analyze and provide disclosures for the FHLBank’s private-label MBS.

We expect a small increase in the number of employees during 2010. We also plan to reinstitute standard salary increases for 2010. The resulting increase in compensation and benefit expenses will be offset by anticipated decreases in the STIP expense for the year ending December 31, 2010 and beyond. The FHLBank expects a modest increase in occupancy costs in 2010 and beyond. Table 65 presents operating expenses for the last three years (in thousands):

Table 65

	For the Year Ended December 31,			Percent Increase (Decrease)
	2009	2008	2007	2009/2008	2008/2007
Compensation and benefits	$24,080	$22,381	$19,719	7.6%	13.5%
Occupancy cost	1,358	1,349	1,291	0.7	4.5
Other operating expense	12,185	10,445	10,670	16.6	(2.1)
TOTAL CONTROLLABLE OPERATING EXPENSES	$37,623	$34,175	$31,680	10.1%	7.9%

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

Effects of Inflation
The effect of inflation on the FHLBank and other financial institutions differs significantly from that exerted on industrial entities. Financial institutions are not heavily involved in large capital expenditures used in the production, acquisition or sale of products. Virtually all assets and liabilities of financial institutions are monetary in nature and represent obligations to pay or receive fixed and determinable amounts not affected by future changes in prices. Inflation, and inflation expectations, do affect interest rates and changes in interest rates have a significant impact on the earnings of financial institutions. Higher interest rates generally follow rising demand from borrowers and the corresponding, increased funding requirements of financial institutions. Although interest rates are viewed as the price of borrowing funds, the behavior of interest rates differs significantly from the behavior of prices of goods and services. Prices of goods and services may be directly related to prices of other goods and services while the price of borrowing is related closely to future inflation rates expected by financial market participants. As a result, when the rate of inflation is expected to slow, interest rates tend to decline. On the other hand, prices for goods and services tend to be sticky in the downward direction and generally do not decline in this situation. Interest rates are also subject to restrictions imposed through monetary policy, usury laws and other artificial restraints. The rate of inflation has been relatively low in recent years and given the current historically low level of intermediate and long-term interest rates, financial market participants currently seem to expect that inflation will be well contained for the immediate future.

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in the FHLBank’s ability to meet its housing finance mission, serve its stockholders, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of the FHLBank’s operations and a key determinant of its ability to maintain earnings to meet retained earnings targets and return a reasonable dividend to its members. The FHLBank maintains comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners and independent accountants subject the FHLBank’s practices to additional scrutiny, further strengthening the process.

The FHLBank maintains an enterprise-wide risk management program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, the FHLBank performs annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of the FHLBank’s performance objectives and compliance requirements. Enterprise risk management (ERM) is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties the FHLBank faces as it creates value. The FHLBank’s ERM program is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., credit, market, liquidity, business and operations) before they become realized risk events.

As part of ERM, entity level risk assessment workshops are periodically conducted with the FHLBank’s senior management team to reach a general consensus on the key risks to the FHLBank that must be managed to help ensure achievement of the FHLBank’s strategic objectives and allow for future success for the organization. Specific goals of the entity level risk assessment workshop include: (1) gaining an understanding of the FHLBank’s current risk universe; (2) obtaining senior management’s input on possible areas of exposure; (3) determining the impact that select primary risks might have on achieving the strategic business plan objectives; (4) reviewing and validating our current risk management approach; (5) identifying other strategies that might be implemented to help improve our opportunity for success; and (6) prioritizing the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived risk. These risk assessment workshops have resulted in the development of risk management strategies and action plans in an effort to enhance the risk management practices throughout the FHLBank. The results of these activities are summarized in an annual risk assessment report, which is reviewed by senior management and the Board of Directors.

The FHLBank also utilizes a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed on an annual basis for all of the FHLBank’s business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of the FHLBank’s efforts, 21 business unit risk assessments are completed annually addressing 140 key processes throughout the FHLBank. The number of business unit risk assessments and key processes fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Finance Committee of the Board of Directors on a scheduled basis in order to keep the Board of Directors apprised of any weaknesses in the current risk management system of each business unit and the steps undertaken by management to address any identified weaknesses.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews both the RMP and Member Products Policy on at least an annual basis. Various management committees, including the Market Risk Analysis Committee, the Credit Underwriting Committee, the Sarbanes-Oxley Steering Committee, the Disclosure Committee and the Asset/Liability Committee oversee the FHLBank’s risk management process. The following discussion highlights the FHLBank’s various strategies to diversify and manage risk.

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

Credit risk arises partly as a result of the FHLBank’s lending and AMA activities (members’ CE obligations on mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization. See Item 1 – “Business – Advances” for a detailed description of eligible collateral on advances as well as disclosures regarding the FHLBank’s security interest in collateral.

As provided in the Bank Act, a member’s investment in the capital stock of the FHLBank is pledged as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, the FHLBank can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect its security interest.

Credit risk arising from AMA activities under the FHLBank’s MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the FHLBank’s FLA and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase the FHLBank’s credit risk exposure because the FHLBank’s FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase the FHLBank’s credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. The FHLBank’s credit risk exposure to third-party insurers to which the FHLBank has PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. The FHLBank performs credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, the FHLBank reviews trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, FHLBank management has concluded that the mortgage loans held by the FHLBank would not be considered subprime. Table 66 presents the FHLBank’s exposure to third-party PMI and SMI insurers as of December 31, 2009 (in thousands):

Table 66

Insurer	Rating1	Exposure2
PMI:
Genworth Mortgage Insurance Company	BBB	$827
Mortgage Guaranty Insurance Co.	B	753
Republic Mortgage Insurance Co.	BB	366
United Guaranty Residential Insurance Co.	BBB	362
Radian Guaranty, Inc.	B	173
CMG Mortgage Insurance Co.	BBB	155
PMI Mortgage Insurance Co.	B	76
Triad Guaranty Insurance Co.	NR3	40
Total PMI exposure		2,752

SMI:
Mortgage Guaranty Insurance Co.	B	5,453
United Guaranty Residential Insurance Co.	BBB	5,014
Total SMI exposure		10,467

TOTAL EXPOSURE		$13,219
__________
1	Rating as of March 15, 2010.
2
Exposure is defined as the amount of PMI coverage in excess of current 80 percent LTV on loans identified as delinquent 60 days and 90 days, bankruptcy, in foreclosure and REO. LTV is calculated on the value used at the date of origination and is not subsequently updated. Supplemental insurance is a blanket coverage under a master commitment with a defined stop loss.

3	Not rated. The FHLBank ceased doing business with Triad Guaranty Insurance Co. in May 2008 but still has outstanding transactions with them.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by agencies and GSEs, CMOs securitized by GSEs, AAA-rated private-issue MBS at the time of purchase and CMOs securitized by whole loans. Some of the FHLBank’s private-issue MBS have been downgraded below triple-A subsequent to purchase (see Table 42 under Item 7), but all of the downgraded securities have been and are currently paying as expected. Approximately 76 percent of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The MBS held by the FHLBank classified as being backed by subprime mortgage loans are private-label home equity asset-backed securities. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by two of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. Under the FHLBank's RMP, the insurer should be rated no lower than AA at the time of acquisition. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. Other long-term investments include U.S. Treasury, unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

Table 67 presents the current ratings and outstanding par value as of December 31, 2009 of the FHLBank’s MBS/CMO securities covered by monoline bond insurance (in thousands):

Table 67

Insurer	Rating1	Par Value2
Financial Guaranty Insurance Company (FGIC)	NR3	$4,011
MBIA Insurance Corp.	B	1,526
TOTAL		$5,537
__________
1	Rating as of March 15, 2010.
2
Par value represents the FHLBank’s coverage amount. The securities insured by FGIC were considered other-than-temporarily impaired as of December 31, 2008 and have a carrying value and amortized cost of $1.5 million and $2.7 million, respectively, as of December 31, 2009. The security insured by MBIA was initially considered other-than-temporarily impaired as of March 31, 2009, and additional impairment was recorded as of June 30, 2009. This security has a carrying value and amortized cost of $0.6 million and $1.5 million, respectively, as of December 31, 2009.

3
Not rated. Ratings were withdrawn by S&P and Moody’s on April 22, 2009 and March 24, 2009, respectively. On November 30, 2009, the Insurance Commissioner of the State of New York issued an order to cease payment of claims against this insurer.

Table 68 presents the FHLBank’s exposure as of December 31, 2009 to monoline bond insurers of HFA securities (in thousands):

Table 68

Insurer	Rating1	Exposure2
MBIA Insurance Corp.	B	$3,839
Assured Guaranty Municipal Corp.	AA	34
TOTAL		$3,873
__________
1	Rating as of March 15, 2010.
2	Exposure = par value * delinquencies (60 plus-day delinquencies, bankruptcies, foreclosures and REO).

The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, result in the counterparty owing money to the FHLBank in excess of delivered collateral. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (defined by the FHLBank as rated A or better); by requiring netting of individual derivatives transactions with the same counterparty; diversifying its derivatives across many counterparties and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement. The FHLBank regularly monitors the exposures on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers.

The FHLBank manages counterparty credit risk through netting procedures, credit analysis, collateral management and other credit enhancements. The FHLBank requires that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of the FHLBank’s unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of the FHLBank’s exposure to that counterparty rises above a specific level (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity Risk Management”). As a result of these risk mitigation initiatives, management does not anticipate any credit losses on its derivative transactions.

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

The FHLBank’s maximum credit exposure to derivative counterparties and members, before considering collateral, was approximately $81.2 million, $112.7 million and $137.3 million as of December 31, 2009, 2008 and 2007, respectively. In determining maximum credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held cash with a fair value of $65.2 million, $78.2 million and $59.6 million as collateral as of December 31, 2009, 2008 and 2007, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The FHLBank’s net credit exposure after collateral was approximately $12.5 million, $29.6 million and $75.1 million as of December 31, 2009, 2008 and 2007, respectively.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2009 is indicated in Table 69 (in thousands):

Table 69

	AA	A	Member1	Total
Total net exposure at fair value	$7,552	$70,123	$3,487	$81,162
Cash collateral held2	0	65,216	0	65,216
Net positive exposure after cash collateral	7,552	4,907	3,487	15,946
Other collateral	0	0	3,487	3,487
Net exposure after collateral	$7,552	$4,907	$0	$12,459

Notional amount	$11,960,704	$21,339,770	$186,237	$33,486,711

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

2	Excludes collateral held in excess of exposure for any individual counterparty.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008 is indicated in Table 70 (in thousands):

Table 70

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$6,228	$1,680	$99,805	$4,975	$112,688
Cash collateral held2	0	0	78,162	0	78,162
Net positive exposure after cash collateral	6,228	1,680	21,643	4,975	34,526
Other collateral	0	0	0	4,975	4,975
Net exposure after collateral3	$6,228	$1,680	$21,643	$0	$29,551

Notional amount	$570,876	$15,204,795	$19,157,250	$233,716	$35,166,637

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

2	Excludes collateral held in excess of exposure for any individual counterparty.
3	Collateral was delivered to the FHLBank subsequent to year end for a significant portion of the net exposure after collateral for A-rated counterparties.

Table 71 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2009:

Table 71

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	AA-	7.5%	48.7%
Bank of America NA	A+	7.3	27.3
Citi Swapco Inc.	Aa1	1.3	8.2
UBS AG	A+	47.6	6.1
Deutsche Bank AG	A+	24.1	6.0
All other counterparties		12.2	3.7

1	Fair value includes net accrued interest receivable or payable on the derivatives.

Table 72 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2008:

Table 72

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
Deutsche Bank AG2	A+	15.9%	60.5%
Citi Swapco Inc.	AAA	5.5	21.1
All other counterparties		78.6	18.4

1	Fair value includes net accrued interest receivable or payable on the derivatives.
2	Collateral was delivered to the FHLBank subsequent to year end that fully collateralized the FHLBank’s exposure to this counterparty as of the end of 2008.

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

To support deposits, Finance Agency regulations require the FHLBank to have an amount equal to its current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 73 summarizes the FHLBank’s compliance with the Bank Act liquidity requirements as of December 31, 2009 and 2008 (in thousands):

Table 73

	12/31/2009	12/31/2008
Liquid assets1	$1,439,479	$3,732,154
Total qualifying deposits	1,068,757	1,703,531
Excess liquid assets over requirement	$370,722	$2,028,623

1
Although the FHLBank has other assets that qualify as eligible investments under the liquidity requirements, only Federal funds and deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

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

The FHLBank was in compliance with the operational liquidity requirements of the RMP during 2009.

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

Table 74 summarizes the FHLBank’s compliance with the Finance Agency’s regulatory requirements and the FHLBank’s RMP contingency liquidity requirements as of the most recently available weekly computation dated March 16, 2010 (in thousands):

Table 74

03/16/2010
Sources of Contingency Liquidity:
Marketable securities with a maturity of one year or less	$2,944,988
Self liquidating assets with a maturity of 7 days or less	5,210,090
Securities available for repurchase agreements	4,881,701
Total Sources	13,036,779
Uses of Contingency Liquidity:
20 percent of deposits	372,546
100 percent of consolidated obligations and other borrowings maturing in one week	2,353,779
100 percent of consolidated obligations expected to be called in one week	340,000
Less 100 percent of consolidated obligations settling in one week	(90,000)
Total Uses	2,976,325
EXCESS CONTINGENCY LIQUIDITY	$10,060,454

Finance Agency regulations and the FHLBank’s RMP require the FHLBank to maintain a minimum number of calendar days of positive cash balances without access to the capital markets for the issuance of consolidated obligations under two different scenarios as described below:
▪
10 to 20 days (initial target set by Finance Agency at 15 days) of positive cash balances under the roll-off scenario. Under the roll-off scenario, the FHLBank assumes that maturing member advances are not renewed; and

▪
Three to seven days (initial target set by Finance Agency at five days) of positive cash balances under the renew scenario. Under the renew scenario, the FHLBank assumes that all maturing advances are renewed.

The FHLBank calculates its liquidity under these guidelines daily and is required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, the FHLBank is allowed to include U.S. Treasury and Agency securities classified as trading securities as available liquidity two days after the day of the report and considers money market assets (Federal funds sold, commercial paper and certificates of deposit) as available liquidity on the day of the report. The FHLBank has been in compliance with these requirements since the date of issuance of the regulations on March 6, 2009.

Despite the liquidity/credit crisis in the financial markets, the FHLBank generally maintained stable access to the capital markets during the majority of 2009 at very favorable rates. While we experienced no liquidity issues and, in fact, the FHLBank System’s short-term borrowing costs decreased relative to other AAA-rated investment alternatives in response to investors flight to quality, our access to attractively priced long-term financing was negatively affected during the first quarter of 2009. During the subsequent quarters of 2009, the FHLBank experienced significant improvement in its relative cost of issuing long-term liabilities. As reflected in Table 60, the FHLBank’s net interest spreads improved during 2009. The attractive funding levels achieved in discount notes throughout the year combined with the FHLBank’s ability to call debt and replace it with bullet and callable debt at a lower cost were important components in the FHLBank’s improved net interest spreads. The current favorable short and long-term borrowing costs are expected to return to more normal levels relative to other AAA-rated alternatives (closer to historical averages) as the U.S. government’s debt continues to grow and the Federal Reserve winds down its program of purchasing Agency/GSE debt at the end of the first quarter of 2010.

As discussed previously, in response to the heightened liquidity concerns in the financial markets due to the market disruptions in the latter part of 2008 and the first quarter of 2009, the FHLBank took steps to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days. Specifically, the FHLBank increased the weighted average original days to maturity of its discount notes outstanding relative to its weighted average original maturity of its money market investment portfolio. In addition, as the financial markets improved during 2009 the FHLBank was able to replace some outstanding discount notes with swapped consolidated obligation bonds which further helped to improve the FHLBank’s liquidity position.

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

All derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, have two-way bilateral triggers based on the ratings of the FHLBank or the counterparties, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of the FHLBank or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to the FHLBank. The FHLBank’s agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that the FHLBank or counterparty is willing to accept for a given rating level determined by the NRSROs. The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 75:

Table 75

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aa1-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by the FHLBank’s counterparties at December 31, 2009 and 2008 was in the form of cash. For additional information regarding the FHLBank’s credit exposure relating to derivative contracts, see Note 9 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

The FHLBank has executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to the FHLBank providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (BBB-/Baa3), the FHLBank would not be obligated to purchase the bonds even though the FHLBank was otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows the FHLBank to terminate its obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below A/A2. The SBPAs also generally provide that the FHLBank can be replaced as the liquidity provider in these transactions should its rating by a specified NRSRO ever fall below triple-A. As of December 31, 2009 and 2008, the FHLBank had 40 and 35 SBPAs that covered $1.6 billion and $1.3 billion in outstanding principal plus interest, respectively.

Business Risk Management
Business risk is the risk of an adverse impact on the FHLBank’s profitability resulting from external factors that may occur in both the short and long term. The FHLBank manages business risk, in part, by having a strategic business plan in effect at all times that describes how the business activities will achieve the mission of the FHLBank and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent the strategic plans of the FHLBank as well as the strategic planning process that helps formulate those plans. The Strategic Business Plan is augmented from time-to-time, at least annually, with appropriate research and analyses. The Strategic Business Plan provides a mechanism for the Board of Directors to fulfill its responsibility for establishing the long-term strategic direction of the FHLBank. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of FHLBank management. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to the management of the FHLBank. The Board of Directors plays a key role in the development of the strategic business plan and regularly monitors progress in the achievement of business objectives. Additionally, two Board of Directors meetings are set aside each year for strategic planning purposes.

To manage business concentration risk, earnings simulations are conducted annually with estimated base-, best- and worst-case assumptions. Scenarios also include the effects on the FHLBank if one or more of its larger customers significantly reduced its advance and/or mortgage loan sales levels, or was no longer a member. The total advance growth and distribution for the FHLBank’s top five borrowers is monitored on a monthly basis by the Asset/Liability Committee. Advance concentration to the FHLBank’s top five borrowers was 46.7 percent, 49.9 percent and 53.3 percent as of December 31, 2009, 2008 and 2007, respectively.

Business risk also includes political, strategic, reputation and regulatory events. Various legislation, including proposals to substantially change the regulatory system for the FHLBanks and other housing GSEs, is from time to time introduced in Congress. This legislation might change applicable statutes and the FHLBank’s operating environment in substantial and unpredictable ways. If enacted, legislation could increase or decrease the FHLBank’s cost of doing business, limit or expand permissible activities or impact the competitive balance among the FHLBanks and other housing GSEs. To manage these types of business risks, the FHLBank maintains a Government Relations Officer position and retains a lobbying firm in Washington, D.C. Additionally, the FHLBank, along with the other 11 FHLBanks, is a member of the Council of FHLBanks. The FHLBank annually prepares a detailed Congressional Outreach Plan in an effort to create awareness and educate members of Congress so that they become more familiar with the value the FHLBank brings to the citizens and communities in their districts. The plan is intended to help positively influence legislation, make relevant Congressional delegations more aware of the mission and activities of the FHLBank and to deliver the FHLBank’s message in a clear and consistent manner.

Operations Risk Management
Operations risk is the risk of unexpected losses attributable to human error, man-made or natural disasters, systems malfunctions, internal and external fraud, unenforceability of legal contracts or circumvention or failure of internal controls and procedures. Mitigating this risk are systems and procedures to monitor transactions and financial positions, documentation of transactions, annual comprehensive risk assessments conducted at the business unit level, Finance Agency compliance reviews and periodic reviews by the FHLBank’s Internal Audit department. The FHLBank has also established and maintains an effective internal control system that addresses the efficiency and effectiveness of FHLBank activities, the safeguarding of FHLBank assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency. Reconciliation procedures are also in place to ensure that systems capture critical data. The FHLBank’s Internal Audit department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors the FHLBank’s compliance with established policies and procedures. The FHLBank also maintains an Internal Control Policy that outlines the objectives and principles for the FHLBank’s internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the FHLBank business unit responsible for reviewing the adequacy of the FHLBank’s internal controls. The FHLBank’s Anti-Fraud Policy, in conjunction with the Whistleblower Procedures, establishes the FHLBank’s methodology for preventing, detecting, deterring, reporting, remediating and punishing fraudulent or dishonest activity and violations of the Code of Ethics that could create risks for the FHLBank or undermine the public’s confidence in the integrity of FHLBank activities.

The FHLBank relies heavily on information technology (IT) systems and other technology to conduct its business. To manage operations risk as it relates to IT systems, the FHLBank devotes significant management attention and resources to technology. Executive management reviews and approves all major projects to ensure alignment of IT resources with the FHLBank’s strategic direction. The FHLBank’s Technology Committee meets quarterly or as needed and assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities for the FHLBank, monitoring the strategic alignment and synchronization of IT services with the FHLBank’s Strategic Business Plan (as well as its immediate and long-term goals and objectives), and reviewing new and/or anticipated future projects related to the FHLBank’s strategic initiatives.

The FHLBank manages business disruption and systems failure by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. The FHLBank maintains contingency plans which deal with business interruptions lasting from only a few hours to those lasting for a prolonged period of time. The FHLBank also maintains an off-site recovery operations center which is an important component of its overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than the FHLBank’s main headquarters. An on-site portable power generator supports the site in case of total power failure. The off-site recovery center is also used to store back-up tapes, supplies and other resources specifically acquired for disaster recovery purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The FHLBank’s disaster recovery plans, including employee emergency contact lists, are reviewed and updated quarterly.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management
The FHLBank measures interest rate risk exposure by various methods, including the calculation of DOE and MVE.

Duration of Equity: DOE aggregates the estimated sensitivity of market value for each of the FHLBank’s financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical MVE to changes in interest rates. However, MVE should not be considered indicative of the market value of the FHLBank as a going concern or the value of the FHLBank in a liquidation scenario. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives. A positive DOE generally indicates that the FHLBank has a degree of interest rate risk exposure in a rising interest rate environment, and a negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of MVE in response to changing interest rates. That is, if the FHLBank has a DOE of 3.0, a 100-basis-point (one percent) increase in interest rates will cause the FHLBank’s MVE to decline by approximately 3 percent. However, it should be noted that a decline in MVE does not translate directly into a decline in near-term income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing the sensitivity of market value to changes in interest rates gives a measure of the risks being taken by the FHLBank.

Under the RMP approved by its Board of Directors, the FHLBank’s DOE is generally limited to a range of ±5.0 assuming current interest rates. The FHLBank’s DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 bps. During periods of extremely low interest rates, such as those experienced over the past several years, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values.

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

The FHLBank typically maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that FHLBank management considers prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. The FHLBank typically manages the current base DOE to remain in the range of ±2.5. When the FHLBank’s DOE exceeds either the limits established by the RMP or the more narrowly-defined limits to which the FHLBank manages duration, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, the FHLBank may purchase interest rate caps that have the effect of removing those MBS cap limits. The FHLBank would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing the FHLBank’s DOE. Further, if an increase in DOE were due to the extension of mortgage loans, MBS or advance maturities by the FHLBank’s members, the more appropriate action would be to add new long-term liabilities to the balance sheet to offset the lengthening asset position.

Table 76 presents the DOE in the base case and the up and down 100 and 200 bps interest rate shock scenarios for 2009 and 2008:

Table 76

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Unconstrained Down 100 Bps	Unconstrained Down 200 Bps	Constrained Down 200 Bps
12/31/2009	0.1	-0.6	0.1	0.8	-1.3	-1.3
09/30/2009	1.2	1.0	2.6	1.7	-0.9	-0.9
06/30/2009	-1.2	-0.2	3.8	12.2	1.0	1.0
03/31/2009	-2.2	0.0	3.6	11.6	-1.6	-1.6
12/31/2008	3.2	5.9	7.8	11.3	-0.3	-0.3
09/30/2008	-0.4	-0.3	1.1	2.9	2.6	2.6
06/30/2008	1.5	2.4	3.3	3.3	1.1	2.4
03/31/2008	2.3	3.7	4.9	4.6	3.1	4.5

The DOE as of December 31, 2009 has declined significantly from December 31, 2008 and is now inside management’s operating range of ±2.5. Several factors contributed to the decrease, including: (1) asset/liability actions taken by management; and (2) a significant improvement in market prices of MBS investments held by the FHLBank.

The primary factor contributing to the decrease in duration in all scenarios was the action taken by management through the continued issuance of longer term, short lock-out, fixed rate callable consolidated obligations to replace callable debt that was in-the-money. This debt replacement of in-the-money debt with longer term callable debt effectively replaced liabilities with duration profiles at or near zero with liabilities having duration profiles sufficient to produce an increase in liability duration. The longer duration of these consolidated obligations helps offset the extension in the duration of the FHLBank’s assets and provides a managed boundary for the DOE measurement, especially in the up shock scenario. The short lock-out period reduces the holding period for the ability to exercise the embedded option and provides a level of protection against an asset duration shortening event precipitated by an increase in prepayment speeds of the fixed rate MBS/CMO and mortgage loan portfolios. Since this course of asset/liability action generates an increase in the duration of liabilities, the impact on DOE was a net decrease as the FHLBank’s balance sheet became increasingly positioned to be less asset sensitive.

An additional contributing factor to the decrease in duration was the improvement in MBS prices that reversed the trend of price declines during most of 2008, especially the significant drop in the fourth quarter of 2008. The increasing MBS prices during 2009 reversed the upward pressure on the FHLBank’s DOE profile of the severely depressed MBS prices from the end of 2008. This is because improved MBS prices lead to a larger denominator in the duration calculation, producing a decrease in duration. Just as MBS price behavior became uncoupled from traditional market pricing forces (market prices declined even though long-term interest rates declined dramatically) during 2008 primarily because a lack of liquidity in the mortgage markets, a converse relationship developed during 2009, producing improving market prices of mortgage securities even though long-term interest rates were rising. This pricing relationship is further demonstrated by considering with increasing rates, the expectation would be for prepayments to slow, thus extending or lengthening the duration profile of the mortgage portfolio. However, when factoring the impact of the improved prices, the prepayment impact became less of a contributing factor as the impact was muted from slowing prepayments.

In addition, the interest rate cap portfolio that provides a hedge of the embedded caps in the variable rate MBS investment portfolio experienced a duration lengthening as long-term interest rates rose during 2009. This direct relationship was anticipated as the yield curve steepened (higher long-term rates, stable/lower short-term rates), resulting in increasing market value gains in the cap portfolio as the effective caps trended towards a higher probability of becoming in-the-money. This yield curve steepening is clearly demonstrated by observing that the spread relationship between the 2-year and 10-year U.S. Treasury levels increased from 144 bps as of December 31, 2008 to 269 bps as of December 31, 2009. This steepened yield curve environment generates increasing market value fluctuations that produce an increasing duration profile since duration essentially measures changes in market value. Therefore, as the MBS portfolios experienced an atypical decrease in duration as prices improved with rising rates, the typical offsetting arrangement from the interest rate cap portfolio placed downward pressure on duration as rates rose, producing an effective factored DOE decline.

The FHLBank’s current and past purchases of interest rate caps and floors tend to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of the FHLBank’s mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. The FHLBank seeks to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in its assets. While changes in current capital market conditions make it challenging to manage the FHLBank’s market risk position, we continue to take measured asset/liability actions to stay within established policy.

While the FHLBank typically monitors and manages to the DOE in the base and ±200 basis point instantaneous shock scenarios for asset/liability and risk management purposes, duration measurements are also computed and reported for the ±100 basis point instantaneous shock scenarios as an additional indication of the FHLBank’s risk profile. The atypical long DOE results in the down 100 basis point instantaneous shock scenario as of December 31, 2008, March 31, 2009 and June 30, 2009 were isolated to a model assumption within the mortgage valuation model utilized by the FHLBank. As noted in Table 76, the DOE measurements experienced a fairly dramatic movement beginning on December 31, 2008. During the fourth quarter of 2008, the interest rate environment experienced a significant decline where three-month LIBOR declined 262 bps between September 30, 2008 and December 31, 2008. This market shift caused the interest rate model to generate interest rate scenarios that were considerably different from interest rate scenarios generated when rates were more normalized. When deriving valuations using these low market rate driven interest rate paths, the pricing and risk profiles revealed inconsistencies not only in the base scenarios, but also in the downward shock scenarios. This low rate environment is considered a qualifying event that required a modeling assumption change to the speed at which the various interest rate paths generated in the model revert to the mean. This mean reversion adjustment serves to temper the large variations in the derived rate paths and produces a price and risk measurement profile that is considered more reasonable and conforms more consistently with management’s expectations of the overall risk profile of the balance sheet. The mean reversion adjustment was implemented by the FHLBank beginning with the September 30, 2009 DOE calculation process.

The items noted above were also partly influenced by a significant decline in assets and associated capital levels during 2009 (see Table 16 under Item 7 – “Management’s Discussion and Analysis of Financial condition and Results of Operations”) that magnified the respective duration and DOE contribution components of each portfolio, including the investment and funding portfolios. These declines cause the respective portfolio equity-based weightings to shift, leading to an equity compositional reallocation. For instance, the base case callable consolidated obligations duration increased just over 50 percent during this period (based on the preceding discussion) and the balance sheet liability weighting increased over 60 percent as the callable consolidated obligations became a larger percentage of the FHLBank’s overall balance sheet composition. This weighting shift in turn caused a magnification of just over 80 percent in duration increase when factored into the overall balance sheet equity duration measurement. This DOE magnification changes the context regarding the respective portfolio duration impact of the DOE results, and each is thoroughly reviewed and considered when hedging activities are proposed and evaluated.

The down 200 basis point instantaneous shock scenario continued to decline from December 31, 2008 to December 31, 2009. As the yield curve continued to steepen during 2009, the short-end remained at historically low levels, causing short-term instrument valuations to be derived using a valuation curve that is technically floored at zero. Under low rate environments, the model effectively floors interest rates at zero through the implementation of a zero boundary constraint. With this zero boundary implementation, the duration of short-term instruments approach zero. Reviewing the duration calculation, the larger the value change between interest rate scenarios, the larger the duration since the measurement is capturing the sensitivity of valuations to changes in rates. The inverse then would conclude that with small or no change in value, the duration result would approach zero. With the low absolute level of the short-term interest rates, shocking the curve down 200 bps would trigger the zero boundary constraint. This scenario would introduce minimal or no value change in the short-term instruments since no change in the valuation curve occurs. Reviewing the composition of liabilities on the balance sheet, a large portion was short-term discount notes that under the zero boundary regime would have a duration of zero. Further, reviewing the interest rate cap portfolio indicates that as of December 31, 2008, several caps were sufficiently out-of-the-money at this rate level such that no valuation amounts were generated. With the steepened yield curve and volatility impact, the December 31, 2009 cap valuations resulted in an increase of over 90 percent in the number of caps with values greater than zero in the down 200 basis point instantaneous shock scenario. This increase in valuation results translates to a larger duration impact since more valuation change occurred for more interest rate cap derivatives at that rate level. The net impact of the contributing factors was a decrease in DOE in all interest rate scenarios.

As reflected in Table 76, the FHLBank’s DOE at December 31, 2008 was outside of its RMP base case range of ±5.0.The FHLBank typically manages a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though all DOE measurements are inside management’s operating range as of December 31, 2009, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was less than 0.1 month, 2.9 months and 1.4 months as of December 31, 2009, 2008 and 2007, respectively. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions as discussed above. Interest rate swaps increase the flexibility of the FHLBank’s funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Agency regulation prohibits the speculative use of derivatives, and the FHLBank does not engage in derivatives trading for short-term profit. Because the FHLBank does not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to the FHLBank by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force the FHLBank to replace the derivative at market price (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” for additional information).

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, the FHLBank issues debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued. The duration of callable debt shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. As discussed above, this normal funding and hedging relationship became significantly distorted during 2008 with the uncoupling of MBS pricing mechanisms. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. The FHLBank also uses interest rate caps, floors and swaptions to manage the duration of its assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS with periodic and lifetime embedded interest rate caps. The FHLBank may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage its overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, the FHLBank may synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of its liabilities to more closely match the shortening duration of its mortgage assets. As the FHLBank needs to lengthen its liability duration, it terminates selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. The FHLBank generally maintains a MVE within limits specified by the Board of Directors in the RMP. As of September 18, 2009, the Board of Directors amended the RMP to measure the FHLBank’s market value risk in terms of the MVE in relation to the FHLBank’s total regulatory capital stock outstanding (TRCS). The RMP previously calculated this metric relative to the book value of equity (BVE) and stipulated that the ratio of MVE to BVE be not less than 85 percent in the base scenario or 80 percent under a ±200 basis point instantaneous shock in interest rates. TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, using the TRCS is a more reasonable measure because it reflects the market value of the FHLBank relative to the book value of its capital stock. As of December 17, 2009, the Board of Directors amended the RMP to revise the stipulation that MVE shall not be less than 85 percent of the FHLBank’s TRCS under the base case scenario to a 90 percent threshold, and to revise the stipulation that the MVE/TRCS ratio shall not be less than 80 percent under a ±200 basis point instantaneous parallel shock in interest rates to an 85 percent threshold. Table 77 presents MVE as a percent of TRCS as of December 31, 2009 as well as information for previous periods for comparability. As of December 31, 2009, all scenarios are well within the specified limits as described above and much of the improvement in the ratio can be attributed to the continued increase in MBS market values and the FHLBank’s retained earnings.

Table 77

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
12/31/2009	113	113	112	113	113
09/30/2009	103	103	104	107	108
06/30/2009	96	95	95	106	113
03/31/2009	88	87	89	99	100
12/31/2008	72	75	80	94	95
09/30/2008	99	99	100	102	107
06/30/2008	94	95	98	102	104
03/31/2008	85	88	92	96	101

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding sections. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which the FHLBank has not elected hedge accounting, but is an acceptable hedging strategy under the FHLBank’s RMP. For hedging relationships that are not designated for shortcut hedge accounting (see additional details in Note 1 – Summary of Significant Accounting Policies under Item 8), the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its long haul hedges. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 78 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ending December 31, 2009 (in thousands):

Table 78

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$109,000	$0	$109,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	1,254,000	0	0	1,254,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,412,134	0	0	2,412,134
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	12,100	0	0	12,100
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,363,872	0	0	5,363,872
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,515,654	0	0	1,515,654
Risk of changes in interest rates associated with adjustable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,295,733	0	6,295,733
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	33,236	33,236
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	54,582	0	0	54,582
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	3,420,000	0	0	3,420,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	775,000	0	0	775,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	320,000	0	0	320,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,440,000	0	0	5,440,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	1,460,000	0	0	1,460,000
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	3,722,000	0	0	3,722,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	693,400	0	0	693,400
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	202,000	104,000	0	306,000
TOTAL			$26,644,742	$6,808,733	$33,236	$33,486,711
__________
1	As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions.

Table 79 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk for the period ending December 31, 2009 (in thousands):

Table 79

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$601	$0	$601
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	(67,603)	0	0	(67,603)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(51,608)	0	0	(51,608)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(128)	0	0	(128)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(343,457)	0	0	(343,457)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(159,215)	0	0	(159,215)
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	108,997	0	108,997
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	18,902	0	18,902
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(312)	(312)
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	533	0	0	533
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	5,933	0	0	5,933
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	15,434	0	0	15,434
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	13,733	0	0	13,733
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	96,020	0	0	96,020
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	133,211	0	0	133,211
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	(6,574)	0	0	(6,574)
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(17,088)	0	0	(17,088)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	94	0	0	94
TOTAL			$(380,715)	$128,500	$(312)	$(252,527)
__________
1	As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions.

Table 80 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk for the period ending December 31, 2008 (in thousands):

Table 80

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$95,000	$0	$95,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	2,059,000	0	0	2,059,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	1,378,732	0	0	1,378,732
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	67,000	0	0	67,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	6,528,966	0	0	6,528,966
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,550,035	0	0	1,550,035
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,445,733	0	6,445,733
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	124,423	124,423
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	1,287,162	0	0	1,287,162
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	875,000	0	0	875,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	3,620,000	0	0	3,620,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	635,000	0	0	635,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,207,000	0	0	4,207,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	2,410,000	0	0	2,410,000
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	990,000	0	0	990,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	2,375,000	0	0	2,375,000
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	208,586	10,000	0	218,586
TOTAL			$28,191,481	$6,850,733	$124,423	$35,166,637
__________
1	As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions.

Table 81 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk for the period ending December 31, 2008 (in thousands):

Table 81

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$115	$0	$115
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	(106,451)	0	0	(106,451)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(94,477)	0	0	(94,477)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(316)	0	0	(316)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(636,881)	0	0	(636,881)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(251,368)	0	0	(251,368)
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	37,287	0	37,287
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	26,526	0	26,526
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	(1,539)	(1,539)
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	(559)	0	0	(559)
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	1,024	0	0	1,024
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	53,848	0	0	53,848
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	28,160	0	0	28,160
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	114,522	0	0	114,522
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	243,391	0	0	243,391
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	16,949	0	0	16,949
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	32,338	0	0	32,338
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	139	0	0	139
TOTAL			$(599,681)	$63,928	$(1,539)	$(537,292)
__________
1	As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions.

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-51 of this Form 10-K.

Audited Financial Statements

Tables 82 and 83 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2009 and 2008 (in thousands):

Table 82

	2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$167,627	$181,981	$222,531	$262,037
Interest expense	104,951	122,231	147,739	200,244
Net interest income	62,676	59,750	74,792	61,793
Provision for credit losses on mortgage loans	268	872	104	10
Net interest income after mortgage loan loss provision	62,408	58,878	74,688	61,783
Other non-interest income (loss)	12,767	(15,613)	79,106	31,761
Other non-interest expense	12,454	9,906	10,558	10,668
Assessments	16,646	8,856	38,007	22,012
NET INCOME/(LOSS)	$46,075	$24,503	$105,229	$60,864
Table 83

	2008
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$416,144	$468,985	$433,810	$571,273
Interest expense	381,313	389,629	362,132	509,851
Net interest income	34,831	79,356	71,678	61,422
Provision for credit losses on mortgage loans	57	66	64	9
Net interest income after mortgage loan loss provision	34,774	79,290	71,614	61,413
Other non-interest income (loss)	(109,486)	(42,020)	2,869	(19,675)
Other non-interest expense	10,794	9,170	10,432	9,606
Assessments	(22,680)	7,468	17,005	8,545
NET INCOME/(LOSS)	$(62,826)	$20,632	$47,046	$23,587

The FHLBank’s interest income and expense decreased throughout 2008 and 2009 in response to decreasing short-term market interest rates. During the fourth quarter of 2008, the FHLBank experienced a significant contraction in net interest spreads as it extended its consolidated obligations in the midst of rapidly falling interest rates. As a result of this extension of funding, the FHLBank’s assets re-priced faster than liabilities during the fourth quarter and its net interest income decreased significantly. The extension of the terms of borrowings was to increase liquidity in order to ensure it could meet member advance demand over the end of the year. The impact of the cost of this extension of liabilities was reversed during the first and second quarters of 2009 as those liabilities, primarily short-term discount notes, matured and were replaced with lower costing liabilities. The significant fluctuations that have occurred in non-interest income are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as well as the mark-to-market revaluations of trading securities. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information.

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

Management of the FHLBank evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO) as of December 31, 2009. Based upon that evaluation, the CEO and CFO have concluded that the FHLBank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting. Management of the FHLBank is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The FHLBank’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with GAAP.

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their report which is included under Item 8 – “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting. There has been no change in the FHLBank’s internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Table 84 sets forth certain information regarding each of the executive officers of the FHLBank as of the date of this annual report on Form 10-K.

Table 84

Executive Officer	Age	Position Held	Employee of the FHLBank Since
Andrew J. Jetter	54	President/Chief Executive Officer	May 18, 1987
David S. Fisher	54	SEVP/Chief Operating Officer	January 1, 2006
Mark E. Yardley	54	EVP/Chief Financial Officer	October 1, 1984
Patrick C. Doran	49	SVP/General Counsel/Corporate Secretary	May 1, 2004
Sonia R. Betsworth	48	SVP/Director of Credit	January 10, 1983
Denise L. Cauthon	46	First VP/Controller	August 9, 1989
Thomas E. Millburn	39	First VP/Director of Internal Audit	September 26, 1994

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Director of Internal Audit, may be removed from office or discharged by the Board of Directors or the President and CEO with or without cause. The Audit Committee of the Board of Directors may remove the Director of Internal Audit from office, with or without cause.

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

David S. Fisher became Senior Executive Vice President and Chief Operating Officer (COO) of the FHLBank in April 2008. He served as Executive Vice President and COO from January 2006 through March 2008. From June 2000 until joining the FHLBank in January 2006, Mr. Fisher was EVP and CFO of Commercial Federal Bank, FSB in Omaha, Nebraska. He was responsible for Treasury, Capital Markets, Accounting, Finance, Real Estate, Strategic Planning, Information Technology, Operations, Human Resources and Investor Relations departments. He also served as chairman of the FHLBank Risk Management Advisory Board from April 2004 until December 2005.

Mark E. Yardley became Executive Vice President and CFO of the FHLBank in February 2005. He served as First Senior Vice President and CFO from December 1999 through February 2005 and as First Senior Vice President, Director of Finance, from January 1999 to December 1999. Mr. Yardley joined the FHLBank in 1984 as Director of Internal Audit and was promoted to Assistant Vice President in 1990 and Vice President in 1991.

Patrick C. Doran became Senior Vice President, General Counsel and Corporate Secretary of the FHLBank in May 2004. Prior to joining the FHLBank in May 2004, he served as Senior Counsel and Vice President of Corporate and Community Affairs for 1st Source Bank, South Bend, Indiana.

Sonia R. Betsworth became Senior Vice President, Director of Credit in July 2009. She served as Senior Vice President, Director of Member Products from April 2006 through June 2009, Director of Sales, Lending and Collateral from 2002 to April 2006 and Director of Credit and Collateral from 1999 to 2002. She joined the FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

Denise L. Cauthon became First Vice President and Controller in March 2007. She served as Vice President and Controller from January 2005 to March 2007. Ms. Cauthon joined the FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller-Financial Reporting in 2002 and became Vice President in 2004.

Thomas E. Millburn became First Vice President, Director of Internal Audit in March 2004. Mr. Millburn joined the FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999 and then to Vice President in 2000.

Directors
As of the date of this annual report on Form 10-K, the FHLBank has 14 directors, eight of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and six of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act). On October 2, 2009, James R. Hamby and Bruce A. Schriefer were deemed elected to new terms as member directors beginning on January 1, 2010. These member directorships were filled without an election because Mr. Hamby and Mr. Schriefer were the only nominees who accepted nomination for the open member directorships in Oklahoma and Kansas, respectively, as reported in our current report on Form 8-K filed with the SEC on December 23, 2009. On November 25, 2009, Steven D. Hogan was re-elected as a member director to fill a Colorado directorship beginning on January 1, 2010, as reported in our current report on Form 8-K filed with the SEC on December 23, 2009. Also on that date, Andrew C. Hove, Jr. was elected as a public interest independent director and Richard S. Masinton was elected as an independent director, each with terms beginning on January 1, 2010, as reported in our current report on Form 8-K filed with the SEC on December 23, 2009.

The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that the FHLBank’s Board of Directors consist of 13 directors or such other number as may be provided by the Bank Act and Finance Agency regulations, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in the FHLBank’s four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. For 2010, the Finance Agency has authorized the FHLBank’s Board of Directors to consist of 14 directors, eight of whom are to be member directors and six of whom are to be independent directors. Under the Finance Agency regulations, new and re-elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot serve more than three consecutive full terms, except that a director may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either be a resident in the FHLBank’s district or serve as an officer or director of a member located in the FHLBank’s district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections.

Member directorships are designated to each of the four states in the FHLBank’s district and each of our members are entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located. To qualify as a nominee for a member directorship, a nominee must be an officer or director of a member located in the state the nominating member is located. Member directors are nominated by members located in the state to which the member directorship is assigned, based on a determination by the nominating institution that the nominee possesses the applicable experience, qualifications, attributes and skills to qualify the nominee to serve as an FHLBank director, without any participation from the FHLBank’s Board of Directors. An FHLBank director, acting in his or her personal capacity, may support the nomination or election of any individual for a member directorship, provided that no such individual shall purport to represent the views of the FHLBank or its Board of Directors in doing so. Following the nomination process, a member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of each class of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting.

Each of the FHLBank’s member directors meets the required qualifications and, as such, each is an officer or director of a member in the respective state from which they were nominated and elected.

Independent directors are elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the Finance Agency for review. In nominating independent directors, the FHLBank’s Board of Directors may consider an individual’s current and prior experience on the Board of Directors, the qualifications of nominees, and the skills and experience most likely to add strength to the Board of Directors. If the FHLBank’s Board of Directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If the FHLBank’s Board of Directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. The FHLBank’s Board of Directors has adopted procedures for the nomination and election of independent directors, which are set forth in the FHLBank’s Amended and Restated Bylaws, attached as Exhibit 3.2 to the FHLBank’s Form 8-K filed with the SEC on December 18, 2009, and incorporated herein by this reference.

There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. No director has any family relationship with any other director or executive officer. No director or person nominated to become a director or executive officer of the FHLBank has been involved in any legal proceeding during the past ten years that would affect the integrity or ability of such director or nominee to serve in such capacity.

Table 85 sets forth certain information regarding each of the directors of the FHLBank as of the date of this annual report on Form 10-K.

Table 85

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership1
Michael M. Berryhill	54	Member	January 2003	December 2012	(a) Chair, (b), (c)
Robert E. Caldwell, II	39	Independent	January 2004	December 2010	(c), (e) Chair, (f)
James R. Hamby	58	Member	January 2007	December 2013	(a), (c), (f) Chair
Thomas E. Henning	57	Independent	April 2007	December 2011	(b), (c), (d) Chair
Steven D. Hogan	47	Member	January 2004	December 2013	(d), (e)
Andrew C. Hove, Jr.	75	Independent	April 2007	December 2013	(a), (f)
Jane C. Knight	66	Independent	January 2004	December 2010	(e), (f)
Richard S. Masinton	68	Independent	April 2007	December 2013	(b) Chair, (c), (d)
Lawrence L. McCants	60	Member	January 2005	December 2010	(a), (b), (f)
Neil F. M. McKay	69	Independent	April 2007	December 2012	(a), (d)
Thomas H. Olson	74	Member	January 2002	December 2010	(d), (e)
Lindel E. Pettigrew	67	Member	January 2002	December 2010	(b), (c) Vice Chair, (e), (f)
Bruce A. Schriefer	60	Member	January 2007	December 2011	(d), (e)
Ronald K. Wente	59	Member	January 1996	December 2012	(a), (b), (c) Chair
__________
1	Board of Directors committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Finance; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 14 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Michael M. Berryhill,has been President and CEO of Morgan Federal Bank, Fort Morgan, Colorado, since 1988 and Chairman of its board of directors since 1993. Although as a member director the Board of Directors did not participate in Mr. Berryhill’s nomination, Mr. Berryhill possesses a B.S. in accounting, nine years audit and tax experience as a CPA with an international accounting firm, 24 years of experience managing a community bank, including 22 years as CEO and 17 years as Chairman of the board of directors, and prior experience as an FHLBank director, that assist in his service as a director.

Robert E. Caldwell, II has been President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, since 2006. He previously served as General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese Public Company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination. Mr. Caldwell served as Vice Chairman of the FHLBank’s Board of Directors from January 2004 through December 2006.

James R. Hamby has been CEO of Vision Bank, Ada, Oklahoma, since 1990. Although as a member director the Board of Directors did not participate in Mr. Hamby’s nomination, Mr. Hamby possesses an MBA and is a graduate of the Graduate School of Banking at Southern Methodist University, over 30 years of banking experience, including 20 years as CEO of a bank, significant experience in bank investments, bank accounting and all other aspects of banking, and prior experience as an FHLBank director, that assist in his service as a director. Prior to his current term, Mr. Hamby served as a member director of the FHLBank from January 1995 through December 2000.

Thomas E. Henning has been the Chairman, President and CEO of the Assurity Security Group, Inc. (ASGI) in Lincoln, Nebraska, since 2005 and was employed by Security Financial Life Insurance Co., a predecessor to ASGI, from 1990 to 2006. He is also the Chairman, President and CEO of ASGI’s wholly owned subsidiary, Assurity Life Insurance Company. Mr. Henning has served on the board of Nelnet, Inc., a public company and provider of education finance and services, headquartered in Lincoln, Nebraska, since 2003. The Board of Directors considered Mr. Henning’s qualifications, skills and attributes, including his past experience as President and CEO of a community bank and President and COO of a regional banking group, his current experience as Chairman, President and CEO of a medium sized life and health insurance company, his 30 years of financial services experience, his extensive background in financial analysis and accounting, strategic planning and business plan execution, and his prior service as an FHLBank director, when making his nomination.

Steven D. Hogan has been an officer of Yampa Valley Bank, Steamboat Springs, Colorado, since April 2007. Mr. Hogan is also currently President of Capital West National Bank, Fort Collins, Colorado. Prior to that, he was President of Centennial Bank of the West where he was employed since 2001. From 2000 to 2001 he was a Senior Credit Officer for Vista Bank, Colorado Springs, Colorado. Mr. Hogan was employed with the Federal Home Loan Bank System, serving in the Dallas district from 1993 to 1996 and the Topeka district from 1996 to 2000. He began his career with the First National Bank of Grapevine where he was employed from 1981 to 1993. Although as a member director the Board of Directors did not participate in Mr. Hogan’s nomination, Mr. Hogan possesses a BBA in Finance, an MBA, is a graduate from the Graduate School of Banking at the University of Colorado, 29 years of banking experience, including experience as an executive officer since 1996, seven years of experience as an officer within the FHLBank system, and prior experience as an FHLBank director, that assist in his service as a director.

Andrew C. Hove, Jr., now retired, previously served as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation from 1991 to 2001, and prior to that he served as the Chairman and CEO of Minden Exchange Bank and Trust, Minden, Nebraska. Mr. Hove currently serves on the boards of directors of NeighborWorks Lincoln in Lincoln, Nebraska and Great Western Bank, Sioux Falls, South Dakota. Mr. Hove also previously served on the board of directors of Sovereign Bank, Wyomissing, Pennsylvania, a public company, until 2009. The Board of Directors considered Mr. Hove’s qualifications, skills and attributes, including his experience as Chairman and CEO of a community bank, his experience as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation, his activities and affiliation with NeighborWorks Lincoln, and his prior service as an FHLBank director, when making his nomination.

Jane C. Knight, now retired, served as Vice President of Site-based Strategies for Kansas Big Brothers Big Sisters from 2002 through 2005. Prior to that, she directed the Wichita office for Kansas Governor Bill Graves and was in charge of addressing constituent concerns, including housing issues. The Board of Directors considered Ms. Knight’s qualifications, skills and attributes, including her ability to provide the Board of Directors with gender diversity, her prior management skills, including her service as Director of the Kansas Governor’s regional office, her experience with housing issues through the Governor’s office and Habitat for Humanity, her experience with not-for-profit organizations, and her prior service as an FHLBank director, when making her nomination.

Richard S. Masinton has been Executive Vice President of Quinn Capital, LLC in Leawood, Kansas since January 2009. Mr. Masinton previously served as Chief Financial Officer and Executive Vice President of Russell Stover Candies in Kansas City, Missouri, from 1996 until 2008. In January 2009, Mr. Masinton was elected to the board of directors of No More Homeless Pets Kansas City, an animal welfare charity. He also sits on the boards of directors of Eco-Choice Springwater, LLC and CRB Biosoft, LLC. Mr. Masinton previously retired from the boards of directors of OneNeck IT Services Corp and Enterprise Financial Services Corporation, a publicly owned bank holding company. He has also served on the board of advisors of the University of Kansas School of Business and presently sits on an advisory board at the University of Oklahoma School of Business. The Board of Directors considered Mr. Masinton’s qualifications, skills and attributes, including his Masters Degree in Accounting, Finance and Economics, his certification as a CPA, his experience on the board of a publicly owned bank holding company, including his seven years of experience as Chairman of the audit committee, his 40 years of experience as a corporate executive, and his prior service as an FHLBank director, when making his nomination.

Lawrence L. McCants has been Chairman of the Board and President of First National Bank in Goodland, Kansas, since 1983. Mr. McCants was previously employed by the Comptroller of the Currency for 11 years. Although as a member director the Board of Directors did not participate in Mr. McCants’ nomination, Mr. McCants possesses 38 years of experience in banking, both as a regulator and a banker, knowledge of both large and small financial institutions, experience in strategic planning, investments, risk management and operations, and prior experience as an FHLBank director, that assist in his service as a director.

Neil F. M. McKay was Chief Financial Officer and Treasurer of Capital Federal Savings in Topeka, Kansas from 1994 through March 2006. Mr. McKay, now retired, has held significant executive positions in various financial institutions including Heartland Federal Savings in Ponca City, Oklahoma, and First Nationwide Bank (now part of Citibank) in San Francisco, California. He was also a CPA in public practice for 12 years. The Board of Directors considered Mr. McKay’s qualifications, skills and attributes, including his certification as a CPA, his 12 years of service as an audit manager of large, publicly traded banks, his experience as Controller of a $30 billion publicly traded bank, his experience as CFO of an $8 billion publicly traded bank, and his prior service as an FHLBank director, when making his nomination.

Thomas H. Olson has been Chairman of the Board of Lisco State Bank, Lisco, Nebraska, since 1976. Mr. Olson has served as Chairman of the Board or a director of five other banks located in Nebraska, Colorado and Wyoming. Although as a member director the Board of Directors did not participate in Mr. Olson’s nomination, Mr. Olson possesses extensive experience serving as Chairman of the Board of numerous banking institutions, experience serving as President of the Independent Community Bankers Association and the Nebraska Bankers Association, experience in working with members of Congress and the state legislature, and prior experience as an FHLBank director, that assist in his service as a director.

Lindel E. Pettigrew has served as the Vice Chairman of the FHLBank’s Board of Directors since January 2007. Mr. Pettigrew has been President and CEO of Chickasha Bank and Trust Company, Chickasha, Oklahoma, since 1974. Although as a member director the Board of Directors did not participate in Mr. Pettigrew’s nomination, Mr. Pettigrew possesses 49 years of experience in commercial banking, including 37 years as President and CEO of Chickasha Bank and Trust Company, broad experience in commercial, real estate and agriculture lending, experience serving as Chair and Vice-Chair of economic development efforts in his community, and prior experience as an FHLBank director, that assist in his service as a director.

Bruce A. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 and has served as President, CEO and director since that time. Although as a member director the Board of Directors did not participate in Mr. Schriefer’s nomination, Mr. Schriefer possesses 39 years of experience at various levels of commercial banking, experience as a former director of the Federal Reserve Bank of Kansas City, experience on the boards of directors of various national and state trade associations, current experience as a member of the FDIC Advisory Committee on Community Banking, and prior experience as an FHLBank director, that assist in his service as a director.

Ronald K. Wente has served as Chairman of the FHLBank Board of Directors since 2000. Mr. Wente has been President and CEO of Golden Belt Bank, Ellis, Kansas, since 1974. Although as a member director the Board of Directors did not participate in Mr. Wente’s nomination, Mr. Wente possesses 37 years of banking experience, experience with the products and services provided by the FHLBank, including knowledge of operations, regulatory compliance and legislative issues, extensive experience with banking trade groups both on the regional and national level, and prior experience as an FHLBank director, that assist in his service as a director. Mr. Wente is an ex officio member of all FHLBank committees.

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

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 – “Executive Compensation.”

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview
Our overall compensation philosophy is to establish and provide a total compensation program for our executive officers, including the President and CEO (CEO), the Senior Executive Vice President and COO (COO), the Executive Vice President and CFO (CFO), the Senior Vice President and General Counsel (General Counsel), the Senior Vice President and Director of Credit (Director of Credit) (collectively, the Named Executive Officers) and other executive officers identified by the Board of Directors, that assists and supports us in achieving our mission to make a difference by helping our members build their communities. In determining the appropriate total compensation package for our Named Executive Officers, we consider the principal objectives of our compensation program are: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve individual and FHLBank-wide performance goals through incentive awards that reward such performance.

The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities include:
▪
Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including recommending performance goals for the Executive Short Term Incentive Plan (ESTIP) and the 2009-2011 Long Term Incentive Plan (LTIP);

▪	Overseeing the base salaries, merit raises and salary adjustments of the COO, the CFO, and the General Counsel; and
▪	Recommending to the Board of Directors the base salary, merit raises and salary adjustments of the CEO.

The CEO is responsible for recommending to the Compensation Committee the base salary, merit raises and salary adjustments of the COO, CFO and General Counsel and approving the base salary, merit raises and salary adjustments of the Director of Credit as recommended by the CFO.

Elements of Executive Compensation
To implement our compensation objectives, the elements of our 2009 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual cash incentive awards; (3) award opportunities under our long term incentive plan (4) retirement and other benefits; and (5) limited perquisites.

Annual Base Salary
A significant element of each Named Executive Officer’s total compensation is annual base salary. The Compensation Committee has determined that appropriate annual base salaries for each Named Executive Officer should be competitive at the 50th percentile level of the salaries of comparable executive positions within labor markets that it has defined as peer groups of ours for purposes of competitive compensation analysis, as discussed below under “Use of Benchmarks.” Adjustments to annual base salaries for the Named Executive Officers are considered annually and may be made in April following an analysis of our compensation practices in the previous year. Adjustments to annual base salaries of the Named Executive Officers are based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator labor markets (as described below); (3) performance as measured in terms of FHLBank-wide goals; (4) the perceived performance of each Named Executive Officer subjectively; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions. In February 2009, based upon a recommendation from management and consideration of the Compensation Committee, the Compensation Committee determined not to increase base salaries for the CEO, COO, CFO, and General Counsel. The CEO and Executive management also decided not to increase base salaries for most other employees, including the Director of Credit. This decision was made primarily due to the unpredictability and volatility anticipated in economic and business conditions for financial institutions for 2009.

Annual Cash Incentive Awards
The ESTIP governs the eligibility and payout of annual cash incentive awards for the Named Executive Officers. The purpose of the ESTIP is to motivate our Named Executive Officers to achieve annual goals that are aligned with our mission and business objectives and to reward them for attaining such goals. The Board of Directors adopted performance objectives in February 2009 for award opportunities under the ESTIP in 2009. A detailed discussion related to the analysis undertaken in establishing the performance goals for the ESTIP is provided below under “Establishment of Performance Goals for Incentive Opportunities.”

Long Term Cash Incentive Awards
The LTIP became effective on January 1, 2009. The LTIP serves to promote consistency of high-value creation for our members by promoting our long-term growth and profitability in accordance with the achievement of long-term strategic objectives and our mission. The LTIP also promotes the loyalty and dedication of our Named Executive Officers to us and to our strategic objectives by rewarding performance that facilitates our growth, financial stability, and success over the long term. In addition, the LTIP serves to increase our capacity to attract, retain and motivate key employees by enhancing our ability to offer competitive total compensation to our Named Executive Officers by providing deferred incentives to them that will further motivate them to facilitate our longer term strategic objectives and that will reward performance that results in our growth and financial stability over a three-year performance period.

Retirement and Other Benefits
We maintain a comprehensive retirement program for our eligible officers comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan) and (2) the Pentegra Financial Institutions Thrift Plan, a retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of the FHLBank (DC Plan).

In 2009, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer. Effective January 1, 2009, the DB Plan was amended closing it to employees hired on or after January 1, 2009, by making such persons ineligible to participate in the DB Plan. Employees, including the Named Executive Officers that were hired prior to January 1, 2009 may continue to participate in the DB Plan.

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

Due to the closure of the DB Plan to employees hired on or after January 1, 2009, the DC Plan was amended, effective January 1, 2009 to make employees hired on or after that date eligible to receive a basic contribution from the FHLBank equal to 2 percent of salary after one year of employment.

In response to federal legislation, which imposed restrictions on the pension benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP). The BEP is a non-qualified plan that restores the pension benefits an eligible employee is restricted from receiving because of the limitations imposed by the IRC on the benefits received from or contributions made to our two qualified pension plans. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other highly compensated employees that preserves and restores the full pension benefits that, due to IRC limitations, are not payable from the qualified pension plans. As of December 31, 2009, each of the Named Executive Officers would be entitled to receive their respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement. For each Named Executive Officer, these amounts are listed in Table 97 under the column titled “Aggregate Balance at Last FYE.” The BEP also provides for a potential payment to the Named Executive Officers in such amounts upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations.

We are also committed to providing competitive, high-quality benefits designed to promote health, well-being, good will and income protection for all employees, including the Named Executive Officers. We offer all employees a core level of benefits and a variety of optional benefits including medical, dental, prescription drug, life insurance, long-term disability, flexible spending accounts, employee assistance program and travel accident insurance. The Named Executive Officers participate in these core benefit programs on the same basis as all other full-time employees.

Perquisites
The Board of Directors views the perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities.

Examples of perquisites that were provided to the Named Executive Officers in 2009 included the following:
▪	The personal use of an FHLBank-owned automobile for the President;
▪	Financial and tax planning for the President; and
▪	Spousal travel.

Categorical types of perquisites provided to the Named Executive Officers in 2009 are presented and detailed in the Summary Compensation Table (see Table 92 under this Item 11) and accompanying narrative in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Analysis of Compensation Decisions in 2009
Use of Benchmarks
A key to attracting and retaining highly-qualified executive officers is the identification of the appropriate labor markets within which we must compete for executive talent. We have historically recruited nationally in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation, the Board of Directors (and/or Compensation Committee) has periodically retained compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation with respect to compensation elements of annual base salary, annual incentive awards and benefits by providing benchmarks for competitive levels of such compensation.

Our Compensation Committee typically performs this comprehensive comparative analysis annually. In 2009, the Compensation Committee performed a more limited comparative analysis related to total compensation since the Named Executive Officers and Compensation Committee recommended, and the Board of Directors approved, no increases to the Named Executive Officers base salary for 2009.

Typically, our benchmark analysis consists of defining peer group(s), benchmark jobs and determining pay positioning (e.g., low quartile, median or high quartile) to better understand our Named Executive Officers’ competitive positioning in terms of total compensation. The Compensation Committee has defined two peer groups for comparative purposes by looking at organizations that we compete with for business and/or talent. These are primarily the other FHLBanks and, secondarily, other financial services institutions (together, the Peer Group). The decision to remain competitive with the other FHLBanks and, at the same time, consider the broader labor market of financial services institutions reflects our belief that the knowledge and skills necessary to effectively perform our Named Executive Officers’ duties may be developed as a result of experience not only at other FHLBanks, but also at a variety of other financial services institutions. We also recognize that Topeka’s geographic location may be a positive or a negative factor in attracting executives, but generally is a positive factor in retaining executives.

Within the Peer Group, the Compensation Committee analyzes data at the 25th percentile, 50th percentile and 75th percentile compensation ranges for comparing executive positions similar to those of our Named Executive Officers to benchmark the competitiveness of our total compensation for the Named Executive Officers. We generally strive to compensate our Named Executive Officers at the 50th percentile; however, the ultimate percentile determined appropriate in any given year will depend on the scope of a Named Executive Officer’s responsibility as compared to a benchmark job, the experience and performance of the individual Named Executive Officer, and our overall performance. Generally, the Compensation Committee operates to utilize below median pay for poor performance and above median pay for superior performance. While survey information may be a factor in setting executive compensation, we believe that surveys should not override the need for independent decisions that are consistent with our financial condition and future prospects.

In 2009, the Compensation Committee considered the competitive position of our Named Executive Officers total compensation by reviewing comparative data obtained from the compensation consultants, McLagan Partners, which included: (1) McLagan’s FHLBank Custom Compensation and pay data; and (2) McLagan’s proprietary survey database for financial services institutions. It was determined by the Compensation Committee that with respect to competitive pay positioning and for purposes of retaining our Named Executive Officers that the maintenance of 2008 levels of base salary, in addition to the opportunities for annual and long term incentive awards discussed below, represented appropriate compensation for the Named Executive Officers in 2009.

Consideration of Individual Performance
In addition to using benchmarking, as described above, the performance of each Named Executive Officer is considered by the Compensation Committee, by the CEO, and by the CFO in the case of the Director of Credit, in determining whether it is appropriate to increase annual base salaries based on a subjective determination of the perceived merit of each Named Executive Officer. In 2009, these individual performance appraisals were conducted; however, the Compensation Committee determined that base salaries would not be increased in 2009 upon the recommendation of the Named Executive Officers and the agreement of the Compensation Committee (as discussed above), notwithstanding the perceived merit of any particular Named Executive Officer warranting an increase.

Consideration of Internal Pay Equity
A final factor that the Compensation Committee generally considers in determining base salary increases in its effort to retain our Named Executive Officers is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at the FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of benchmarked compensation information. While comparisons to compensation levels of executive positions within our Peer Group are the primary basis used to assess the overall competitiveness of our compensation program, we also believe that our executive compensation practices should be internally consistent and equitable.

Because no adjustments were made to base salaries in 2009, the internal pay equity of our Named Executive Officers remained unchanged from the previous year and therefore no adjustments were made to any Named Executive Officer’s base salary on this basis.

Establishment of Performance Goals for Incentive Award Opportunities in 2009
ESTIP
Motivating our Named Executive Officers to accomplish business and financial short-term goals that promote a high level of performance for our members is another key objective of our total compensation program. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver our desired results of operations in a highly competitive environment. We also recognize that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote our mission.

To effectively motivate the Named Executive Officers to accomplish short-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are not distributed if such goals are not met. In 2009, we achieved this compensation objective through attainment of annual performance objectives under our ESTIP.

Beginning in November 2008, management and designated members of the Compensation Committee met to develop and propose performance objectives for executive compensation awards under the ESTIP for 2009 Named Executive Officer award opportunities. The proposed performance objectives reflect the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. Individual Compensation Committee members participated in the development of appropriate levels and thresholds for each goal and the Compensation Committee reviewed, analyzed and adjusted the proposed performance objectives, as appropriate, for 2009 before submitting the objectives to the Board of Directors for approval.

In February 2009, the Board of Directors approved the five FHLBank-wide performance objectives from which to measure potential awards to the Named Executive Officers under the ESTIP. The performance objectives against which the Named Executive Officers’ performance were evaluated in 2009 represented a mix of profit-oriented and service-oriented performance measures, and reflected the fact that our primary mission as a cooperatively-owned GSE is providing reliable and dependable overall benefits to our members in the form of products, services and dividends. The performance objectives for 2009 are described in Table 86:

Table 86

Performance Objective	Measure
Core Return Spread on Class B Common Stock1
Spread between pre-hedging, pre-AHP/REFCORP core return available for Class B Common Stock (weighted by the amount of Class B Common Stock outstanding each day) and the weighted average daily overnight Federal funds effective rate

Net Income After Capital Charge1	The dollar amount of pre-hedging core earnings that exceeds the cost of the required return on each component of capital (Class A Common Stock, Class B Common Stock and Retained Earnings)
Advance Penetration	The average member’s advance-to-asset ratio in relation to the prior year’s ratio adjusted for the national trend in the other borrowings-to-total asset ratio as reported by the Federal Reserve
Core Product Utilization	The weighted average member and housing associate usage of core banking (profit-oriented) products
Mission Product Utilization	Based on the member usage of mission-oriented products consisting of AHP, CHP, CDP, RFHP, TOP and JOBS programs
__________
1	As part of evaluating its financial performance and measuring ESTIP performance, FHLBank adjusts net income reported in accordance with GAAP for the impact of: (1) AHP and REFCorp assessments; (2) items related to derivative and hedging activities; and (3) other irregular or non-recurring items such as prepayment fees, gain/loss on retirement of debt and gain/loss on securities. The result is referred to as core income, which is not defined within GAAP. Core income is used to compute a core return on equity that is then compared to the average overnight Federal funds effective rate. Because we are basically a “hold-to-maturity” investor and do not trade derivatives or investments, we believe that core income and core return on equity are important to understanding our operating results and performance as measured under the ESTIP and provide a meaningful period-to-period comparison in contrast to GAAP income, which can vary significantly because of derivative and hedging activities and other items that may not recur. Hedge accounting affects the timing of income or expense from derivatives and their related assets and liabilities hedged, but not the economic income or expense from these derivatives. For example, gains on interest rate swaps offset prior losses or will be offset by losses in future periods because the value of the swaps will equal zero at maturity, and our intent is to hold these derivatives until maturity.

The profit-oriented objectives of “Core Return Spread on Class B Common Stock” and “Net Income After Capital Charge” (non-GAAP measures) were based on: (1) the belief that profitability is critical to the long-term viability of the organization; and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of our products and services. The “Advance Penetration” performance objective was established to address average advance usage by members as a percentage of each member’s balance sheet. Finally, the performance objectives for “Core Product Utilization” and “Mission Product Utilization” address the members’ usage of profit generating products and non-profit generating products, respectively. A key driver in the development of the objectives was the Board of Directors’ perspective that it is important for us to serve all members, regardless of asset size. Consequently, the product-oriented objectives represented an average of the ratios calculated across all members unweighted by asset size. The weighting for each performance objective is discussed in detail below.

Award levels were set at threshold, target and optimum percentages of annual base salary. All of the FHLBank’s performance objectives are annual goals, but quarterly progress payments are made under the ESTIP in accordance with interim goals established for each performance range and applied to the respective annual performance objective. So long as at least a threshold level of performance was achieved, payouts were made up to a maximum payout percentage set for each Named Executive Officer. In addition, the Compensation Committee established a holdback of twenty percent of the quarterly progress payments, which would only be paid after year-end if we achieved at least a threshold level of performance for the year against the Core Return on Class B Capital Stock performance objective. For 2009, we achieved the threshold level of performance for the Core Return on Class B Capital Stock objective and, therefore, the Compensation Committee approved distribution of the holdback amount of the ESTIP awards earned by the Named Executive Officers upon review and counsel of the Finance Agency (as discussed below). See Table 94 for the results of achievement of each objective for each Named Executive Officer.

Table 87 sets forth the specific interim and annual goal performance ranges for each of our established performance objectives in 2009:

Table 87

		Interim Performance Ranges for Quarterly Progress Payments Against Annual Awards			Annual Performance Range
Performance Objective		March 31	June 30	September 30
Core Return Spread on Class B Common Stock	Threshold	4.12%	4.12%	4.12%	4.12%
	Target	4.92%	4.92%	4.92%	4.92%
	Optimum	5.72%	5.72%	5.72%	5.72%
Net Income After Capital Charge1	Threshold	$2,459,000	$4,918,000	$7,376,000	$9,835,000
	Target	$4,918,000	$9,835,000	$14,753,000	$19,670,000
	Optimum	$7,376,000	$14,753,000	$22,128,000	$29,505,000
Advance Penetration2	Threshold	100.5%	100.5%	100.5%	100.5%
	Target	103.0%	103.0%	103.0%	103.0%
	Optimum	105.5%	105.5%	105.5%	105.5%
Core Product Utilization3	Threshold	42.85%	42.90%	42.95%	43.00%
	Target	43.35%	43.40%	43.45%	43.50%
	Optimum	43.85%	43.90%	43.95%	44.00%
Mission Product Utilization4	Threshold	125	285	330	355
	Target	140	315	365	395
	Optimum	160	345	400	445
__________
1	The performance range for “Net Income After Capital Charge” is based on our cumulative net income per quarter.
2
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

3
We have identified the following as our core banking products: line of credit advances, regular advances, letters of credit, mortgage loans acquired under the MPF Program, overnight deposits and safekeeping.

4
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

Under the ESTIP, the Compensation Committee has the discretion to reduce or eliminate the amount of an award otherwise payable to a Named Executive Officer if, due to extenuating circumstances, the Compensation Committee subjectively determines the reduction or elimination of an award is warranted. Such discretion has not been historically exercised by the Board of Directors under the ESTIP and was not exercised in 2009.

Table 88 provides the weighting for the various performance goals as a percent of the total ESTIP award opportunity for each Named Executive Officer.

Table 88

Performance Objective	Weight %
Core Return Spread on Class B Common Stock	25
Net Income After Capital Charge	25
Advance Penetration	20
Core Product Utilization	20
Mission Product Utilization	10

Award values as a percentage of annual base salary for performance goal achievement were assigned based on the Named Executive Officer’s position in the hierarchy of the FHLBank, which partially reflects the Named Executive Officer’s role in our strategic decisions as well as the Named Executive Officer’s influence over our overall operations and culture.

Table 89

Position	Target
CEO	55 percent
COO and CFO	45 percent
General Counsel and Director of Credit	35 percent

While markets were extremely volatile over the course of 2009, we had an outstanding year in terms of Net Income After Capital Charge and Core Return Spread on Class B Common Stock (non-GAAP measures) and a solid financial performance overall with member utilization of our products and services also performing well. This underscores the value we provide to our members. Due to our actual achievement of each of the five performance objectives each quarter and as of December 31, 2009, the Compensation Committee approved quarterly and annual payouts, including the holdback amount applicable to the Core Return Spread on Class B Capital Stock, under the ESTIP to the Named Executive Officers.

For 2010, the Compensation Committee recommended and the Board of Directors approved in December 2009, the addition of an annual Risk Management goal as an additional performance goal for the ESTIP and eliminated the performance measures based on Advance Penetration. The Advance Penetration goal was replaced in 2010 with the new Risk Management goal. The Compensation Committee chose to add Risk Management as a performance goal to be consistent with corporate best practices and to align compensation with sound risk management.

LTIP
Because the LTIP became effective as of January 1, 2009 and requires achievement of performance measures over a three-year period (through 2011), the Named Executive Officers did not earn awards under the LTIP in 2009, although the FHLBank accrued and expensed an amount consistent with target achievement under the LTIP through December 31, 2009.

Table 90 presents the Base Award Opportunity Percentage for each Named Executive Officer eligible to participate in the Performance Period (January 1, 2009 through December 31, 2011) under the LTIP:

Table 90

Named Executive Officer	Level	Base Award Opportunity Percentage
Andrew J. Jetter	Level I	40
David S. Fisher	Level II	30
Mark E. Yardley	Level II	30
Patrick C. Doran	Level III	20
Sonia Betsworth	Level III	20

In calculating base award amounts, performance is measured as demonstrated in Table 91:

Table 91

	Minimum	Threshold	Target	Maximum
Total Return1:	>9/12 vs FHLBanks	9/12 vs FHLBanks	6/12 vs FHLBanks	2/12 or 1/12 vs FHLBanks
Salary	$	$	$	$
Performance Measure Percentage	0%	50%	100%	150%
Weighting	0.75	0.75	0.75	0.75
Dollar Value (Salary x Performance Measure Percentage x Weighting)	$	$	$	$

Expense Growth2:	>9/12 vs FHLBanks	9/12 vs FHLBanks	6/12 vs FHLBanks	2/12 or 1/12 vs FHLBanks
Salary	$	$	$	$
Performance Measure Percentage	0%	50%	100%	150%
Weighting	0.25	0.25	0.25	0.25
Dollar Value (Salary x Performance Measure Percentage x Weighting)	$	$	$	$

Total Value (Dollar Value for Total Return + Dollar Value for Expense Growth)	$	$	$	$

Base Award Opportunity Percentage: Level I (40%) Level II (30%) Level III (20%)%		%	%	%
Total Base Award (Total Value x Base Award Opportunity Percentage)	$	$	$	$
__________
1
Total Return equals total dividends, plus the change in retained earnings, divided by average capital. For FHLBank Topeka, total dividends is defined as the sum of the actual dividends paid on required Class A Common Stock and all Class B Common Stock during the three-year performance period, change in retained earnings is defined as the change in retained earnings from December 31, 2008 to December 31, 2011, and average capital is defined as the average daily ending balance of required Class A Common Stock and all Class B Common Stock. For the other FHLBanks, unless determined otherwise by the Compensation Committee, total dividends is defined as all dividends paid on all capital stock during the three-year period, change in retained earnings is defined as the change in retained earnings from December 31, 2008 to December 31, 2011, and average capital is defined as the average of all capital stock outstanding for the 12 quarter ending dates starting with March 31, 2009 and ending December 31, 2011. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking first out of the 12 FHLBanks.

2
Expense Growth is the dollar amount of the change in operating expenses (including salaries and benefits, costs of quarters and other operating expenses) at FHLBank Topeka from calendar year 2008 to calendar year 2011. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the lowest increase (or greatest decrease) being the best performance, and a first out of the 12 FHLBanks being the highest ranking.

Why We Choose to Pay these Elements
We believe the Compensation Committee’s analyses described above provides an appropriate process to determine compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2009, including annual base salary, short-term incentive awards, a long-term incentive plan, and retirement-related benefits, particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional cash compensation opportunities at risk to the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our defined labor markets and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at risk in both the short term and the long term, but represents an opportunity for reward based on the achievement of both our annual and long-term performance goals. The Committee believes that the Supplemental Thrift Plan, as defined under “Deferred Compensation” in this Item 11, and the defined benefit portion of the BEP provide additional retirement benefits that are necessary for the FHLBank’s total rewards package to remain competitive, particularly compared with competitors who may offer equity-based compensation and/or long-term incentives. Additional information regarding these plans can be found in the narratives to the Pension Benefits and Nonqualified Deferred Compensation tables in this Item 11.

Therefore, where we achieved performance goals in 2009, the Named Executive Officers received awards that were determined to correspond to the respective Named Executive Officer’s contribution to our success.

Severance Benefits
We provide severance benefits to the Named Executive Officers pursuant to our Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers, including the Named Executive Officers, from loss of income during a period of unemployment. Our officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment; (2) the officer’s employment is terminated by us for misconduct; or (3) the officer accepts employment or refuses other employment offered by us at or before the time of termination.

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, the Named Executive Officer will receive severance pay equal to the following amount of the Named Executive Officer’s final annual base salary indicated for the officer’s title.

President	52 weeks
Executive Vice President (COO and CFO)	39 weeks
Senior Vice President (General Counsel and Director of Credit)	26 weeks

See “Potential Payments Upon Termination or Change in Control” in this Item 11 for more information related to potential payouts on termination or change in control attributable to each Named Executive Officers as of December 31, 2009.

Finance Agency Oversight
Section 1113 of the Recovery Act requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. On June 5, 2009, the Finance Agency published a proposed regulation designed to implement these statutory requirements covering compensation payable to members of an FHLBank’s senior executive team and defines “reasonable” and “comparable” compensation. In addition, under the proposed regulation, the Finance Agency Director would have authority to approve certain compensation and termination benefits.

On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. The FHLBanks have been directed to provide all compensation actions affecting their five most highly compensated officers to the Finance Agency for review. Accordingly, in January 2010, we submitted to the Finance Agency proposed payouts to the Named Executive Officers under the ESTIP for 2009.

Compensation Committee Report
The Compensation Committee of the FHLBank’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chairman
Lindel E. Pettigrew
Michael M. Berryhill
Ronald K. Wente
Thomas E. Henning
Lawrence L. McCants

Table 92 presents the Summary Compensation Table for the Named Executive Officers.

Table 92

Name and Principal Position	Year	Salary1	Non-Equity Incentive Plan Compensation2	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation3	Total
Andrew J. Jetter4	2009	$595,805	$429,908	$725,000	$63,794	$1,814,507
President & CEO	2008	584,255	482,010	584,383	49,241	1,699,889
	2007	560,269	278,815	152,048	53,514	1,044,646
David S. Fisher5	2009	395,805	233,670	101,000	31,329	761,804
SEVP & COO	2008	381,753	257,683	77,857	31,919	749,212
	2007	352,762	143,632	39,000	25,399	560,793
Mark E. Yardley6	2009	296,805	175,223	392,000	32,904	896,932
EVP & CFO	2008	292,169	197,214	331,086	28,918	849,387
	2007	274,947	111,949	96,222	26,803	509,921
Patrick C. Doran7	2009	241,805	111,030	61,000	20,243	434,078
SVP & General Counsel	2008	233,440	157,572	49,499	16,997	457,508
	2007	223,070	90,826	19,171	14,983	348,050
Sonia R. Betsworth8	2009	170,500	78,289	175,000	16,515	440,304
SVP & Director of Credit

1	Although there were no increases in base salaries during 2009, salaries increased from 2008 to 2009 because of salary increases that were effective April 1, 2008.
2	All compensation reported under “non-equity incentive plan compensation” represents performance bonuses earned pursuant to achievement of performance objectives under the FHLBank’s ESTIP.
3	The 2009 components of All Other Compensation are provided in Table 93.
4
Above market earnings attributable to the BEP for Mr. Jetter were $0, $15,383 and $8,048 for 2009, 2008 and 2007, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $173,000, $125,000 and $53,000 for 2009, 2008 and 2007, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $552,000, $444,000 and $91,000 for 2009, 2008 and 2007, respectively.

5
Above market earnings attributable to the BEP for Mr. Fisher were $0 and $857 for 2009 and 2008, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $40,000, $28,000 and $15,000 for 2009, 2008 and 2007, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $61,000, $49,000 and $24,000 for 2009, 2008 and 2007, respectively.

6
Above market earnings attributable to the BEP for Mr. Yardley were $0, $6,086 and $2,222 for 2009, 2008 and 2007, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $195,000, $142,000 and $60,000 for 2009, 2008 and 2007, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $197,000, $183,000 and $34,000 for 2009, 2008 and 2007, respectively.

7
Above market earnings attributable to the BEP for Mr. Doran were $0, $499 and $171 for 2009, 2008 and 2007, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $41,000, $30,000 and $13,000 for 2009, 2008 and 2007, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $20,000, $19,000 and $6,000 in 2009, 2008 and 2007, respectively.

8
Above market earnings attributable to the BEP for Ms. Betsworth were $0 for 2009. The aggregate change in the value of Ms. Betsworth’s accumulated benefit under the FHLBank’s DB Plan was $170,000 for 2009. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $5,000 for 2009.

Table 93 presents the components of “All Other Compensation” as summarized in Table 92.

Table 93

Named Executive Officer	Year	Perquisites and Personal Benefits	Life Insurance Premiums	Long Term Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP
Andrew J. Jetter1	2009	$13,048	$1,971	$1,306	$14,700	$32,769
David S. Fisher	2009	0	1,208	1,285	10,282	18,554
Mark E. Yardley	2009	0	921	959	14,700	16,324
Patrick C. Doran	2009	0	736	905	12,154	6,448
Sonia R. Betsworth	2009	0	496	664	14,700	655
__________
1	Mr. Jetter’s perquisites and personal benefits consist of an FHLBank-provided automobile, financial and tax planning services and expenses for spousal travel.

Table 94 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 94

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards1
Name	Plan	Grant Date2	Minimum	Threshold	Target	Maximum
Andrew J. Jetter	ESTIP	01/01/2009	-	$32,769	$65,539	$98,308
President & CEO	ESTIP	04/01/2009	-	32,769	65,539	98,308
	ESTIP	07/01/2009	-	32,769	65,539	98,308
	ESTIP	10/01/2009	-	65,539	131,077	196,616
	LTIP (2009-2011)	12/31/2011	0	119,161	238,322	357,483
David S. Fisher	ESTIP	01/01/2009	-	17,811	35,622	53,434
SEVP & COO	ESTIP	04/01/2009	-	17,811	35,622	53,434
	ESTIP	07/01/2009	-	17,811	35,622	53,434
	ESTIP	10/01/2009	-	35,622	71,245	106,867
	LTIP (2009-2011)	12/31/2011	0	59,371	118,742	178,112
Mark E. Yardley	ESTIP	01/01/2009	-	13,356	26,712	40,069
EVP & CFO	ESTIP	04/01/2009	-	13,356	26,712	40,069
	ESTIP	07/01/2009	-	13,356	26,712	40,069
	ESTIP	10/01/2009	-	26,712	53,425	80,137
	LTIP (2009-2011)	12/31/2011	0	44,521	89,042	133,562
Patrick C. Doran	ESTIP	01/01/2009	-	8,463	16,926	25,390
SVP & General Counsel	ESTIP	04/01/2009	-	8,463	16,926	25,390
	ESTIP	07/01/2009	-	8,463	16,926	25,390
	ESTIP	10/01/2009	-	16,926	33,853	50,779
	LTIP (2009-2011)	12/31/2011	0	24,181	48,361	72,542
Sonia Betsworth	ESTIP	01/01/2009	-	5,968	11,935	17,902
SVP & Director of Credit	ESTIP	04/01/2009	-	5,968	11,935	17,902
	ESTIP	07/01/2009	-	5,968	11,935	17,902
	ESTIP	10/01/2009	-	11,935	23,870	35,805
	LTIP (2009-2011)	12/31/2011	0	17,050	34,100	51,150

1
Amounts reflected for the ESTIP and LTIP represent the applicable range of possible payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2009. LTIP amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. Awards, if any, under the LTIP are payable in the year following the end of the three-year performance period. See discussion under 2009-2011 Long Term Incentive Plan under this Item 11 for a description of the material term of the LTIP and future payouts.

2	Dates under the ESTIP represent the date a cash award was granted to each Named Executive Officer. All awards were payable at a later date.

2009 Executive Short Term Incentive Plan
Under the ESTIP, Named Executive Officers may earn quarterly progress payments for year-to date performance against their annual goal metrics upon achieving performance objectives established by the Board of Directors. As discussed previously, for 2009, these performance objectives included: (1) core return on Class B Stock as a spread over the weighted average daily overnight Federal funds effective rate; (2) net income after capital charge; (3) advance penetration; (4) core product utilization; and (5) mission product utilization.

Performance Ranges
Awards under the ESTIP may be granted for achievement corresponding to performance ranges, from threshold, to target, to optimum performance for each goal metric. Within a performance range, threshold represents the lowest level of annual performance eligible for an award; target represents the expected level of annual performance; and optimum represents the best attainable level of annual performance required to obtain the maximum award payment. Awards may be earned for performance anywhere within these performance ranges at a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of performance, linear interpolation is used to ensure that the annual award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their earned base salary as follows:

Table 95

Position	Threshold Award	Target Award	Optimum Award
CEO	27.5%	55.0%	82.5%
COO and CFO	22.5	45.0	67.5
General Counsel and Director of Credit	17.5	35.0	52.5

Calculation of Quarterly Progress payments and Final Awards
Named Executive Officers may receive quarterly progress payments for year-to-date performance against their performance objectives when performance exceeds the interim quarterly performance levels for the goal metric against which quarterly progress payments are computed. In aggregate, any quarterly progress payment received for such performance may not exceed the value of the annual awards. Twenty percent of the calculated quarterly progress payments are retained by the FHLBank and paid after the end of the ESTIP plan period if: (1) the Named Executive Officer was employed by the FHLBank on the last day of the plan year; and (2) no pro-ration or forfeiture provisions in the ESTIP applied. The formulas for determining quarterly progress payments (QP) and the final award (FA) earned for performance against a single performance objective are:
QP = [(Earned Base) (Award percent) (Metric Weight) (100 percent – Holdback percent)] – Previous Payments
FA = [(Earned Base) (Award percent) (Metric Weight)] – Previous Payments

Forfeiture Provisions
A Named Executive Officer, in the discretion of the Compensation Committee, may be required to forfeit an award earned under the ESTIP if the Named Executive Officer is: (1) discharged from employment with the FHLBank for Good Cause as defined under the ESTIP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his employment or following his termination; (3) discloses confidential information of the FHLBank; or (4) refuses to report to the FHLBank any discoveries or improvements conceived by the Named Executive Officer during the course of employment that relate to the business of the FHLBank. A Named Executive Officer is not eligible to receive progress payments toward annual awards or holdbacks arising out of an annual award for any quarter during which employment ceases for any reason other than death or for subsequent quarters of such Plan period.

2009-2011 Long Term Incentive Plan
The LTIP provides eligible executive officers the opportunity to earn long-term incentive compensation based on the FHLBank’s attainment of certain financial goals determined by the Compensation Committee of the Board of Directors. The purpose of the LTIP is to promote loyalty and dedication of key employees to the FHLBank and reward performance that facilitates the strategic objectives and resulting growth and financial stability of the FHLBank. The Compensation Committee, in consultation with the CEO, is responsible for administering the LTIP and has the full authority to construe, interpret, implement, and administer the LTIP in such capacity.

The identities of the individual employees eligible for participation under the LTIP will be recommended by the CEO to the Compensation Committee for approval for a given Performance Period. “Performance Period” is defined under the LTIP as a three-year period, with the first Performance Period extending from January 1, 2009 to December 31, 2011. Eligibility under the LTIP is limited to a select group of management or other highly compensated employees, but normally will be further limited to the CEO and senior officers who are members of the Strategic Planning Group (as such term is defined in the LTIP) (collectively, the “Executive Group”). Other key employees may be recommended as participants on a limited basis to address extraordinary performance and/or other criteria and considerations as determined by the Compensation Committee. The LTIP provides for four levels of participation, which have been established to take into consideration that certain key employees have a greater and more direct impact than others on the annual and cumulative success of the FHLBank. See Compensation Discussion and Analysis under this Item 11 for details about eligibility for participation and the opportunity percentages for each Named Executive Officer.

The LTIP uses a formula based on the FHLBank’s Performance Measures for a given Performance Period, which are set by the Compensation Committee and described under the Compensation Discussion and Analysis for the 2009-2011 Performance Period. Under the LTIP, the Performance Measures are more than just points of annual performance; rather, they may vary within a range from “Threshold,” defined as the minimum achievement level acceptable for the Performance Measure, to “Target,” defined as the expected achievement level for the Performance Measure, to “Maximum,” defined as the achievement level for the Performance Measure that substantially exceeds the Target level of achievement. For performance that falls between any two levels of performance (e.g., between Threshold and Target or Target and Maximum), linear interpolation is used to ensure that the award is consistent with the level of performance achieved.

A participant’s award under the LTIP equals the Base Award Opportunity, which means the total award that may be earned during a Performance Period for achieving Target performance levels under each Performance Measure, plus any discretionary awards that may be recommended by the CEO to the Compensation Committee for any Level II, Level III and/or Level IV participant for extraordinary performance (the “Final Award”). The Final Award earned by a member of the Executive Group will be paid out in cash at the end of a Performance Period.

A Final Award will not be payable for any Performance Period where the FHLBank fails to achieve performance at or above the Performance Measure(s) set by the Compensation Committee or under any of the following circumstances: (1) the FHLBank receives a cumulative “4” rating in its FHFA examination, or other equivalent “operating in an unsafe or unsound condition, or with unsafe or unsound practices” rating from applicable regulatory authorities during any year within the Performance Period; (2) the FHLBank has negative net income, as defined and in accordance with GAAP, for the cumulative Performance Period; or (3) a given participant does not achieve “satisfactory” individual achievement levels during the applicable Performance Period. The determination of whether performance is deemed “satisfactory” is in the sole discretion of the Compensation Committee. Additionally, the Final Award shall be reduced by one-third for each year during the Performance Period in which the FHLBank has negative net income, as defined and in accordance with GAAP.

Pension Benefits
Table 96 presents the Pension Benefits Table for the Named Executive Officers.

Table 96

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	21.583	$705,000	$0
President & CEO	FHLBank Benefit Equalization Plan	21.583	2,115,000	0
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	2.917	83,000	0
SEVP & COO	FHLBank Benefit Equalization Plan	2.917	134,000	0
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	24.250	820,000	0
EVP & CFO	FHLBank Benefit Equalization Plan	24.250	703,000	0
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	4.667	100,000	0
SVP & General Counsel	FHLBank Benefit Equalization Plan	4.667	53,000	0
Sonia Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	25.917	574,000	0
SVP & Director of Credit	FHLBank Benefit Equalization Plan	25.917	39,000	0

The FHLBank’s DB Plan covers all full time employees of the FHLBank as of January 1, 2009 who have met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by the FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to the plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Three Named Executive Officer participants (Mr. Jetter, Mr. Yardley and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on,” determined at the time of the plan change. The formula for this “frozen add-on” is [old benefit formula as of August 31, 2003 minus new benefit formula as of September 1, 2003 equals the frozen add-on]. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)17 limit of $245,000 on earnings for 2009. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415 benefit limit is $195,000 for 2009. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50, otherwise benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officers meeting the five year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and his/her age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

The FHLBank’s BEP is, in part, a non-qualified defined benefit plan. The defined benefit portion of the BEP provides benefits under the same terms and conditions as the DB Plan. However, the BEP does not limit the annual earnings or benefits of the Named Executive Officers. Benefits that would otherwise be provided under the BEP are reduced by benefits provided under the DB Plan.

The FHLBank’s contributions to the DB Plan through June 30, 1987, represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $2,917,000 in 2009. The DB Plan is a multiple-employer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2009. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 5.96 percent interest. The present value of benefits accrued after September 1, 2003 are multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 5.96 percent interest. As of December 31, 2009, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2000 RP Mortality table (generational mortality table); (3) a 5.07 percent average salary increase adjustment; and (4) a 5.75 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation
Table 97 presents the Nonqualified Deferred Compensation Table for the Named Executive Officers. The FHLBank’s fiscal year (FY) is 2009, with a fiscal year end (FYE) of December 31, 2009.

Table 97

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Andrew J. Jetter President & CEO	$107,530	$32,769	$31,107	$0	$874,948
David S. Fisher SEVP & COO	42,619	18,554	6,818	0	210,690
Mark E. Yardley EVP & CFO	74,499	16,324	17,357	0	494,105
Patrick C. Doran SVP & General Counsel	7,042	6,448	1,911	0	59,217
Sonia Betsworth SVP & Director of Credit	1,092	655	3,805	0	99,777

1	All amounts are also included in the salary column of the Summary Compensation Table.

The BEP is also, in part, an unfunded, nonqualified deferred compensation plan (the Supplemental Thrift Plan). The Supplemental Thrift Plan allows the Named Executive Officers, who so choose, to receive a credit for elective contributions in excess of the maximum permitted by the IRC limitations in the FHLBank’s DC Plan in which they participate. If portions of the Named Executive Officer’s regular DC Plan account contributions are returned after the end of the preceding year because of IRC limitations, the Named Executive Officer is credited with make-up contributions under the Supplemental Thrift Plan equal to the Named Executive Officer’s returned portions.

Named Executive Officers also receive matching contributions from the FHLBank equal to the matching contribution, if any, that would be credited under the qualified DC Plan. Patrick C. Doran and David S. Fisher negotiated higher matches in the Supplemental Thrift Plan until May 2009 and January 2011, respectively upon hire because of the one year waiting requirement before the FHLBank match begins under the DC Plan. In 2009, if Mr. Doran’s matching contribution under the FHLBank’s qualified 401(k) plan was less than 5.0 percent, then he received a matching contribution equal to the difference between 5.0 percent and the percentage received. In 2009, if Mr. Fisher’s matching contribution under the FHLBank’s qualified 401(k) plan was less than 6.0 percent, then he received a matching contribution equal to the difference between 6.0 percent and the percentage received.

The Supplemental Thrift Plan allows Named Executive Officers to receive a rate of return based on the FHLBank’s return on equity for 2009.

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

Potential Payments Upon Termination/Change In Control
Table 98 represents the amount that would be payable to the Named Executive Officers as of December 31, 2009 had their employment been terminated unless on or prior to that date: (1) the Named Executive Officer voluntarily terminated employment; (2) the Named Executive Officer’s employment was terminated by the FHLBank for misconduct; or (3) the Named Executive Officer accepted employment elsewhere or refused other employment offered by the FHLBank at or before the time of termination.

Table 98

Officer	Severance Amount1
Andrew J. Jetter	$773,051
David S. Fisher	393,192
Mark E. Yardley	294,846
Patrick C. Doran	166,679
Sonia Betsworth	117,528
__________
1
Severance amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis under this Item 11 and any earned but unpaid incentive awards as of December 31, 2009.

As of December 31, 2009, the Named Executive Officers would be additionally entitled to the amount listed in Table 97 under the column titled “Aggregate Balance at Last FYE” within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement. While there was no provision for payout under the BEP upon a change in control event on or prior to December 31, 2009, the amended BEP as described under Pension Benefits under this Item 11 provides for a potential payment to each Named Executive Officer upon a change in control as defined under the amended BEP, effective January 1, 2009.

Director Compensation
Table 99 presents the Director Compensation Table for the FHLBank’s 2009 Board of Directors.

Table 99

Name	Fees Earned or Paid in Cash	All Other Compensation1	Total
Michael M. Berryhill	$55,000	$1,850	$56,850
Robert E. Caldwell II	55,000	0	55,000
James R. Hamby	55,000	0	55,000
Thomas E. Henning	55,000	0	55,000
Steven D. Hogan	45,000	600	45,600
Andrew C. Hove, Jr.	45,000	0	45,000
Jane C. Knight	45,000	4,900	49,900
Richard S. Masinton	55,000	0	55,000
Lawrence L. McCants	45,000	0	45,000
Neil F. M. McKay	45,000	0	45,000
Thomas H. Olson	45,000	500	45,500
Lindel E. Pettigrew	55,000	0	55,000
Bruce A. Schriefer	45,000	750	45,750
Ronald K. Wente	60,000	0	60,000

1
All other compensation consists exclusively of charitable matching contributions made by the FHLBank on behalf of the respective director pursuant to the FHLBank’s Matching Gift Program. Contributions made to eligible nonprofit organizations in Colorado, Kansas, Nebraska or Oklahoma were matched on a dollar-for-dollar basis up to an aggregate maximum of $5,000 per calendar year. Due to timing differences between submission of invoices and payment, the actual expenditures listed could exceed $5,000 for the year. The FHLBank’s Matching Gift Program for directors was discontinued during 2009.

In accordance with Finance Agency regulations and the Bank Act, the FHLBank compensated its directors in 2009 in accordance with its Board of Directors Compensation Policy adopted effective January 1, 2009. The Board of Directors Compensation Policy provides that directors shall be paid a meeting fee for each day in attendance at a regular or special meeting of the Board of Directors up to a maximum annual compensation amount as set forth in the Board of Directors Compensation Policy.

The Directors’ Nonqualified Deferred Compensation Program (the Directors’ Plan) allowed directors to defer all or a portion of their fees, and elect annually a rate of return based on the FHLBank’s return on equity. On November 25, 2009, the Board of Directors, through its Executive Committee, voted to terminate the Directors’ Plan and submitted the action to the Finance Agency for approval. On December 23, 2009, the Finance Agency approved the termination of the Directors’ Plan. The Directors’ Plan will terminate effective December 30, 2009, and the FHLBank will distribute all the associated account balances to the beneficiaries in a lump sum payment on December 30, 2010 or such date as required in accordance with IRC Section 409A and other applicable laws.

Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. Total travel expenses in the amount of $196,000 were paid for the FHLBank’s directors in 2009 for travel integrally and directly related to the performance of the directors’ duties.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The FHLBank is a cooperative. Its members or former members own all of the outstanding capital stock of the FHLBank. A majority of the directors of the FHLBank are elected from its membership. One of the voting rights of members is for the election of all of the FHLBank’s directors. Each member is eligible to vote for those open member director seats in the state in which its principal place of business is located and for all open independent director seats, which are elected by members of the entire FHLBank district. Membership is voluntary; however, members must give notice of their intent to withdraw from membership. A member that withdraws from membership may not be readmitted to membership for five years after the date upon which its required membership stock (Class A Common Stock) is redeemed by the FHLBank.

Management of the FHLBank cannot legally and, therefore, does not, own capital stock of the FHLBank. The FHLBank does not offer any compensation plan to its employees under which equity securities of the FHLBank are authorized for issuance.

Table 100 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of December 31, 2009. Of these stockholders, no officer or director currently serves on the FHLBank’s Board of Directors.

Table 100

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,789,434	11.0%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,340,643	8.3
TOTAL				3,130,077	19.3%

Additionally, because of the fact that a majority of the Board of Directors of the FHLBank is nominated and elected from the membership of the FHLBank (“member directors”), these member directors are officers or directors of member institutions that own the FHLBank’s capital stock. Table 101 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of December 31, 2009, for member institutions whose officers or directors served as directors of the FHLBank in 2009:

Table 101

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Vision Bank	1800 Arlington St	Ada	OK	37,317	0.2%
Golden Belt Bank, FSA	901 Washington Street	Ellis	KS	31,098	0.2
Morgan Federal Bank	321 Ensign Street	Fort Morgan	CO	19,377	0.1
First National Bank	PO Box 570	Goodland	KS	12,152	0.1
Chickasha Bank & Trust Company	1924 S 4th Street	Chickasha	OK	6,575	0.1
Yampa Valley Bank	600 S Lincoln Ave	Steamboat Springs	CO	3,780	0.0
Bankers Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,408	0.0
Lisco State Bank	102 Coldwater	Lisco	NE	997	0.0
TOTAL				113,704	0.7%

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

In 2009, there were no Related Party transactions outside the ordinary course of business that necessitated review or approval by the Audit Committee.

Director Independence
Board Operating Guidelines and Nasdaq Standards
The Board Operating Guidelines of the FHLBank (Guidelines), available at www.fhlbtopeka.com, require that the Board of Directors make an affirmative determination as to the independence of each director, as that term is defined by Rule 5605(a)(2) of the Nasdaq Marketplace Rules (the “Nasdaq Independence Standards”).

The Board of Directors has affirmatively determined that each one of its directors, both independent and member directors (each of whom is listed in Item 10 of this Form 10-K), is independent in accordance with the Nasdaq Independence Standards.

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

In addition to the independence standards for Audit Committee members required under the Finance Agency regulations, Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a reporting company. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board of Directors or any other Board Committee: (1) accept any consulting, advisory, or other compensation from the FHLBank; or (2) be an affiliated person of the FHLBank.

As of March 25, 2010, all members of the FHLBank’s Audit Committee were independent under the Finance Agency’s audit committee independence criteria and under the independence criteria of Section 10A(m) of the Exchange Act.

The Finance Agency’s criteria for audit committee independence are posted on the corporate governance page of the FHLBank’s Web site at www.fhlbtopeka.com.

Item 14: Principal Accounting Fees and Services

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by the FHLBank’s independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2008 and 2009. These services have included audit services and audit-related services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 102 sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2009 and 2008 by its external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 102

	2009	2008
Audit fees	$1,085	$662
Audit-related fees	0	35
Tax consultation fees	0	0
All other fees	0	0
TOTAL	$1,085	$697

Audit fees during the years ended December 31, 2009 and 2008, respectively, were for professional services rendered for the audits of the FHLBank’s annual financial statements and review of financial statements included in the FHLBank’s annual reports on Form 10-K and quarterly reports on Form 10-Q. The increase in audit-related fees during the year ended December 31, 2009 was primarily related to the FHLBank’s independent registered public accounting firm, PricewaterhouseCoopers LLP, performing an attestation on management’s assessment of the effectiveness of internal controls over financial reporting. During the year ended December 31, 2008, the FHLBank was permitted to furnish, rather than file, management’s report on internal control over financial reporting as the FHLBank is a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act, and therefore, was not subject to attestation pursuant to SEC Release No. 34-58028. While the FHLBank was again permitted to furnish, rather than file, management’s report on internal control over financial reporting for the year ended December 31, 2009 pursuant to SEC Release No. 34-60813, the FHLBank’s Board of Directors and senior management made the decision not to exercise the SEC deferral in 2009 and instead elected to file the FHLBank’s internal control over financial reporting as of December 31, 2009 and obtain an attestation report from the FHLBank’s independent registered public accounting firm, PricewaterhouseCoopers, LLP.

Audit-related fees for the year ended December 31, 2008 were for assurance and related services primarily related to accounting consultations at both the FHLBank and FHLBank System level.

The FHLBank is exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2009 and 2008.

Prior to approving PricewaterhouseCoopers LLP as the FHLBank’s independent accountants for 2009, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed December 18, 2009, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the quarterly report on Form 10-Q, filed August 12, 2009, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.2 to the Current Report on Form 8-K, filed December 24, 2008, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2*
Exhibit 10.3 to the Current Report on Form 8-K, filed December 24, 2008, Federal Home Loan Bank of Topeka Directors’ Nonqualified Deferred Compensation Program, is incorporated herein by reference as Exhibit 10.2.

10.4	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.4.
10.4.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.4.1.
10.4.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.4.2.
10.5	Exhibit 10.5 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Lease Agreement, is incorporated herein by reference as Exhibit 10.5.
10.6	Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), revised by FHLBank’s Board of Directors on March 26, 2009.
10.7	Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), revised by FHLBank’s Board of Directors on March 26, 2009.
10.8	Federal Home Loan Bank of Topeka Form of Confirmation of Advance, as amended July 1, 2009.
10.9*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 10, 2009, Federal Home Loan Bank of Topeka Executive Short Term Incentive Plan, is incorporated herein by reference as Exhibit 10.9.
10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 24, 2008, Federal Home Loan Bank of Topeka Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.10.
10.11*	2010 Federal Home Loan Bank of Topeka Board of Directors Compensation Policy.
12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Topeka Audit Committee Charter, as amended December 17, 2009.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.

*      Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: March 25, 2010	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 25, 2010
Andrew J. Jetter	(Principal Executive Officer)

/s/Mark E. Yardley	Executive Vice President and Chief Financial Officer	March 25, 2010
Mark E. Yardley	(Principal Financial Officer)

/s/Denise L. Cauthon	First Vice President and Controller	March 25, 2010
Denise L. Cauthon	(Principal Accounting Officer)

/s/Ronald K. Wente	Chairman of the Board of Directors	March 25, 2010
Ronald K. Wente

/s/Lindel E. Pettigrew	Vice Chairman of the Board of Directors	March 25, 2010
Lindel E. Pettigrew

/s/Robert E. Caldwell, II	Director	March 25, 2010
Robert E. Caldwell, II

/s/James R. Hamby	Director	March 25, 2010
James R. Hamby

/s/Thomas E. Henning	Director	March 25, 2010
Thomas E. Henning

/s/Andrew C. Hove, Jr.	Director	March 25, 2010
Andrew C. Hove, Jr.

/s/Jane C. Knight	Director	March 25, 2010
Jane C. Knight

/s/Richard S. Masinton	Director	March 25, 2010
Richard S. Masinton

/s/Lawrence L. McCants	Director	March 25, 2010
Lawrence L. McCants

/s/Neil F. M. McKay	Director	March 25, 2010
Neil F. M. McKay

/s/Thomas H. Olson	Director	March 25, 2010
Thomas H. Olson

/s/Bruce A. Schriefer	Director	March 25, 2010
Bruce A. Schriefer

Management’s Report on Internal Control over Financial Reporting

Management of the Federal Home Loan Bank of Topeka (FHLBank) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The FHLBank’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the FHLBank’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the FHLBank are being made only in accordance with authorizations of the FHLBank’s management and board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the FHLBank’s assets that could have a material effect on the financial statements.

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

/s/Mark E. Yardley
Mark E. Yardley
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the “Bank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, effective January 1 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as held-to-maturity.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 25, 2010

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION

(In thousands, except par value)
	December 31,
	2009	2008
ASSETS
Cash and due from banks (Note 3)	$494,553	$75
Interest-bearing deposits	54	3,348,212
Federal funds sold	945,000	384,000
Trading securities (Notes 4, 19)	8,012,676	4,652,700
Held-to-maturity securities1 (Note 6)	7,390,211	11,050,897
Advances (Notes 7, 18)	22,253,629	35,819,674
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $1,897 and $884 (Notes 8, 18)	3,333,784	3,023,805
Accrued interest receivable	103,057	138,770
Premises, software and equipment, net	14,575	16,733
Derivative assets (Note 9)	15,946	34,526
Other assets (Notes 13, 17)	68,126	86,839

TOTAL ASSETS	$42,631,611	$58,556,231

LIABILITIES AND CAPITAL
Liabilities:
Deposits (Notes 10, 18):
Interest-bearing:
Demand	$135,719	$104,856
Overnight	885,400	1,013,800
Term	32,250	570,340
Non-interest-bearing:
Demand	0	36
Other	15,388	14,499
Total deposits	1,068,757	1,703,531

Consolidated obligations, net (Note 11):
Discount notes	11,586,835	26,261,411
Bonds	27,524,799	27,421,634
Total consolidated obligations, net	39,111,634	53,683,045

Mandatorily redeemable capital stock (Note 14)	22,437	34,806
Accrued interest payable	153,710	253,743
Affordable Housing Program Payable (Note 12)	44,117	27,707
Payable to Resolution Funding Corp. (REFCORP) (Note 13)	11,556	0
Derivative liabilities (Note 9)	240,630	404,356
Other liabilities (Notes 15 and 17)	32,860	53,798

TOTAL LIABILITIES	40,685,701	56,160,986

Commitments and contingencies (Notes 1, 7, 8, 9, 11, 12, 13, 14, 15 and 17)

Capital (Notes 14, 18):
Capital stock outstanding – putable:
Class A ($100 par value; 2,936 and 6,339 shares issued and outstanding)	293,554	633,941
Class B ($100 par value; 13,091 and 16,064 shares issued and outstanding)	1,309,142	1,606,394
Total capital stock	1,602,696	2,240,335
Retained earnings	355,075	156,922
Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Notes 1, 6)	(9,719)	0
Defined benefit pension plan – prior service cost (Note 15)	6	15
Defined benefit pension plan – net loss (Note 15)	(2,148)	(2,027)

TOTAL CAPITAL	1,945,910	2,395,245

TOTAL LIABILITIES AND CAPITAL	$42,631,611	$58,556,231

1	Fair value: $7,192,957 and $10,454,592 at December 31, 2009 and 2008, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME

(In thousands)
	Year ended December 31,
	2009	2008	2007
INTEREST INCOME:
Interest-bearing deposits	$7,095	$5,539	$3,657
Federal funds sold	3,950	73,047	346,935
Trading securities (Note 4)	106,619	108,431	44,984
Available-for-sale securities (Note 5)	0	101	1,633
Held-to-maturity securities (Note 6)	204,767	519,266	684,542
Advances (Note 7)	335,840	1,043,825	1,540,301
Prepayment fees on terminated advances (Notes 1, 7)	12,283	1,976	575
Mortgage loans held for portfolio (Note 8)	160,585	134,470	122,281
Overnight loans to other Federal Home Loan Banks	4	76	196
Other	3,033	3,481	3,849
Total interest income	834,176	1,890,212	2,748,953

INTEREST EXPENSE:
Deposits (Note 10)	4,830	27,085	48,558
Consolidated obligations (Note 11):
Discount notes	73,531	605,074	783,906
Bonds	495,277	1,007,644	1,680,751
Overnight loans from other Federal Home Loan Banks	9	169	205
Securities sold under agreements to repurchase	0	954	0
Mandatorily redeemable capital stock (Note 14)	504	609	2,101
Other	1,014	1,390	1,607
Total interest expense	575,165	1,642,925	2,517,128

NET INTEREST INCOME	259,011	247,287	231,825
Provision for (reversal of) credit losses on mortgage loans (Note 8)	1,254	196	(25)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION/REVERSAL	257,757	247,091	231,850

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 6)	(8,543)	(4,773)	0
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	7,979	0	0
Net other-than-temporary impairment losses on held-to-maturity securities	(564)	(4,773)	0
Net gain (loss) on trading securities (Note 4)	(12,337)	44,514	18,348
Net realized gain (loss) on sale of available-for-sale securities (Note 5)	0	0	(2,254)
Net realized gain (loss) on sale or call of held-to-maturity securities (Note 6)	0	(10)	(962)
Net gain (loss) on derivatives and hedging activities (Note 9)	111,462	(215,493)	(10,145)
Service fees	6,114	5,261	4,203
Other	3,346	2,189	1,030
Total other income (loss)	108,021	(168,312)	10,220

OTHER EXPENSES:
Compensation and benefits (Note 15)	24,080	22,381	19,719
Other operating (Note 17)	13,543	11,794	11,961
Finance Agency/Finance Board (Note 1)	1,697	1,686	1,547
Office of Finance (Note 1)	1,711	1,743	1,739
Other	2,555	2,398	2,288
Total other expenses	43,586	40,002	37,254

INCOME BEFORE ASSESSMENTS	322,192	38,777	204,816

Affordable Housing Program (Note 12)	26,353	3,228	16,934
REFCORP (Note 13)	59,168	7,110	37,576
Total assessments	85,521	10,338	54,510

NET INCOME	$236,671	$28,439	$150,306
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2006	5,323	$532,321	14,747	$1,474,671	$173,477	$(7,093)	$2,173,376
Proceeds from issuance of capital stock	60	6,018	18,873	1,887,354			1,893,372
Repurchase/redemption of capital stock	(2)	(285)	(743)	(74,272)			(74,557)
Comprehensive income (loss):
Net income					150,306
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale (AFS) securities						2,183
Reclassification adjustment for (gain) loss relating to AFS securities included in net income						2,254
Reclassification adjustment for (gain) loss on hedging activities included in net income						107
Amortization of prior service cost on defined benefit pension plan						(25)
Net gain (loss) on defined benefit pension plan						210
Amortization of net loss on defined benefit pension plan						268
Total comprehensive income (loss)							155,303
Net reclassification of shares to mandatorily redeemable capital stock	(1,018)	(101,828)	(17,474)	(1,747,439)			(1,849,267)
Net transfer of shares between Class A and Class B	1,679	167,964	(1,679)	(167,964)			0
Dividends on capital stock (Class A – 4.4%, Class B – 6.5%, Note 14):
Cash payment					(373)		(373)
Stock issued			1,146	114,647	(114,647)		0
BALANCE - DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$208,763	$(2,096)	$2,297,854

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (continued)

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$208,763	$(2,096)	$2,297,854
Proceeds from issuance of capital stock	39	3,913	20,816	2,081,580			2,085,493
Repurchase/redemption of capital stock			(1,165)	(116,533)			(116,533)
Comprehensive income (loss):
Net income					28,439
Other comprehensive income (loss):
Reclassification adjustment for (gain) loss on hedging activities included in net income						21
Amortization of prior service cost on defined benefit pension plan						(26)
Net gain (loss) on defined benefit pension plan						(116)
Amortization of net loss on defined benefit pension plan						205
Total comprehensive income (loss)							28,523
Net reclassification of shares to mandatorily redeemable capital stock	(2,809)	(280,867)	(16,189)	(1,618,880)			(1,899,747)
Net transfer of shares between Class A and Class B	3,067	306,705	(3,067)	(306,705)			0
Dividends on capital stock (Class A – 2.0%, Class B – 4.7%, Note 14):
Cash payment					(345)		(345)
Stock issued			799	79,935	(79,935)		0
BALANCE - DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007 (continued)
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to non-credit portion of other-than-temporary impairment losses on held-to-maturity securities as of January 1, 2009					3,349	(3,349)	0
Proceeds from issuance of capital stock	72	7,204	3,622	362,181			369,385
Repurchase/redemption of capital stock	(1,183)	(118,354)	(138)	(13,722)			(132,076)
Comprehensive income (loss):
Net income					236,671
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(7,979)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						457
Amortization of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						1,152
Amortization of prior service cost on defined benefit pension plan						(9)
Net gain (loss) on defined benefit pension plan						(262)
Amortization of net loss on defined benefit pension plan						141
Total comprehensive income (loss)							230,171
Net reclassification of shares to mandatorily redeemable capital stock	(972)	(97,233)	(8,192)	(819,215)			(916,448)
Net transfer of shares between Class A and Class B	(1,320)	(132,004)	1,320	132,004			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.8%, Note 14):
Cash payment					(367)		(367)
Stock issued			415	41,500	(41,500)		0
BALANCE - DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS

(In thousands)
	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236,671	$28,439	$150,306

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(80,660)	(108,207)	42,948
Concessions on consolidated obligation bonds	13,765	22,045	8,797
Premiums and discounts on investments, net	(2,370)	37	7,611
Premiums, discounts and commitment fees on advances, net	(17,374)	(26,449)	(49,725)
Discounts on Housing and Community Development advances	(4)	(7)	(6)
Premiums, discounts and deferred loan costs on mortgage loans, net	2,962	3,428	533
Fair value adjustments on hedged assets or liabilities	17,921	30,131	54,783
Premises, software and equipment	4,073	3,629	3,519
Other	132	200	350
Provision for (reversal of) credit losses on mortgage loans	1,254	196	(25)
Non-cash interest on mandatorily redeemable capital stock	493	606	2,091
Net realized (gain) loss on sale of available-for-sale securities	0	0	2,254
Net realized (gain) loss on sale or call of held-to-maturity securities	0	10	962
Net loss on other-than-temporarily impaired held-to-maturity securities	564	4,773	0
Net realized (gain) loss on disposals of premises, software and equipment	3	(15)	285
Other (gains) losses	(42)	(3)	(73)
Net (gain) loss on trading securities	12,337	(44,514)	(18,348)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(123,007)	137,807	(5,526)
(Increase) decrease in accrued interest receivable	35,723	58,319	(21,027)
Change in net accrued interest included in derivative assets	6,880	52,512	(19,495)
(Increase) decrease in other assets	(2,916)	277	321
Increase (decrease) in accrued interest payable	(100,035)	(67,764)	(15,227)
Change in net accrued interest included in derivative liabilities	52,114	4,640	16,300
Increase (decrease) in Affordable Housing Program liability	16,410	(13,650)	5,143
Increase (decrease) in REFCORP liability	27,571	(27,082)	1,695
Increase (decrease) in other liabilities	(15,422)	20,062	669
Total adjustments	(149,628)	50,981	18,809
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	87,043	79,420	169,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	3,500,708	(3,562,962)	36,609
Net (increase) decrease in Federal funds sold	(561,000)	4,766,000	2,904,500
Net (increase) decrease in short-term trading securities	(3,546,268)	(2,241,883)	0
Proceeds from maturities of and principal repayments on long-term trading securities	173,823	214,469	122,214
Purchases of long-term trading securities	0	(926,019)	(1,053,784)
Proceeds from sale of available-for-sale securities	0	193,730	102,377
Purchases of available-for-sale securities	0	(193,730)	0
Net (increase) decrease in short-term held-to-maturity securities	1,495,835	5,764,595	(1,238,240)
Proceeds from sale or call of held-to-maturity securities	0	0	81,092
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	2,263,093	1,082,403	1,283,920
Purchases of long-term held-to-maturity securities	(97,674)	(4,187,027)	(1,202,886)
Principal collected on advances	261,528,500	586,006,410	514,729,916
Advances made	(248,334,182)	(589,136,428)	(518,117,245)
Principal collected on mortgage loans held for portfolio	879,932	322,207	277,825
Purchase or origination of mortgage loans held for portfolio	(1,196,384)	(999,625)	(254,696)
Principal collected on other loans made	1,511	1,413	1,321
Proceeds from sale of premises, software and equipment	13	40	23
Purchases of premises, software and equipment	(1,931)	(2,434)	(1,983)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	16,105,976	(2,898,841)	(2,329,037)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)

(In thousands)
	Year ended December 31,
	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(647,713)	$381,469	$281,810
Net proceeds from issuance of consolidated obligation:
Discount notes	310,264,620	1,030,057,715	865,622,299
Bonds	19,025,543	21,809,352	20,560,658
Payments for maturing and retired consolidated obligation:
Discount notes	(324,865,370)	(1,023,668,262)	(862,494,431)
Bonds	(18,689,234)	(25,942,059)	(21,761,064)
Net increase (decrease) in other borrowings	(5,000)	(5,000)	(5,000)
Proceeds from financing derivatives	99	130,646	0
Net interest payments received (paid) for financing derivatives	(89,118)	(13,010)	0
Proceeds from issuance of capital stock	369,385	2,085,493	1,893,372
Payments for repurchase/redemption of capital stock	(132,076)	(116,533)	(74,557)
Payments for repurchase of mandatorily redeemable capital stock	(929,310)	(1,901,694)	(1,861,443)
Cash dividends paid	(367)	(345)	(373)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,698,541)	2,817,772	2,161,271
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	494,478	(1,649)	1,349
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	75	1,724	375
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$494,553	$75	$1,724

Supplemental disclosures:
Interest paid	$715,742	$1,774,064	$2,487,583

Affordable Housing Program payments	$10,251	$17,246	$12,585

REFCORP payments	$31,597	$34,192	$35,881

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2009, 2008 and 2007

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

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in the FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, the FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, the FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of the FHLBank’s total capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on the FHLBank’s board of directors. See Note 18 for more information on related party transactions.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (Recovery Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Each FHLBank is operated as a separate entity and has its own management, employees and board of directors. The FHLBanks do not have any special purpose entities or any other type of off-balance sheet conduits. The Office of Finance is a joint office of the FHLBanks established by the former Federal Home Loan Bank Board (predecessor to the Finance Board and Finance Agency) to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined financial report of the 12 FHLBanks.

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

Investment Securities: The FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Securities classified as trading are held for liquidity purposes and carried at fair value. The FHLBank records changes in the fair value of these investments through other income (loss). While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. For asset/liability management purposes, all non-mortgage-backed securities issued by government-sponsored enterprises (GSE) that are currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

The FHLBank also classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as a net unrealized gain or loss on available-for-sale securities.

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

The FHLBank computes the amortization of purchased premiums and accretion of purchased discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time the FHLBank receives a principal repayment or changes the estimated remaining cash flows as if the actual principal repayments and new estimated cash flows had been known since the original acquisition dates of the securities. The FHLBank uses nationally recognized, market-based third-party prepayment models to estimate future cash flows. The FHLBank computes the amortization of premiums and accretion of discounts on other investments using the level-yield method to the contractual maturities of the securities.

Gains and losses on the sales of investment securities are computed using the specific identification method and are included in other income (loss). Sales of investment securities under agreements to repurchase the same, or substantially the same, instruments are treated as collateralized borrowings.

The FHLBank evaluates its individual held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment (OTTI) at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. An investment is considered impaired when its fair value is less than its cost. The FHLBank considers an OTTI to have occurred under any of the following circumstances:
▪	If the FHLBank has the intent to sell the debt security;
▪	If, based on available evidence, the FHLBank believes it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis; or
▪	If the FHLBank does not expect to recover the entire amortized cost basis of the debt security.

If either of the first two conditions above is met, the FHLBank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date.

For securities in an unrealized loss position that meet neither of the first two conditions, the FHLBank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis), the carrying value of the security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI, which is a component of capital. The total OTTI is presented in the income statement with an offset for the amount of the total OTTI that is recognized in OCI. Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities will be included in OCI. The OTTI recognized in OCI for debt securities classified as held-to-maturity will be accreted over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI recognized).

For subsequent accounting of other-than-temporarily impaired securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the FHLBank would record an additional OTTI and adjust the yield of the security prospectively. The amount of total OTTI for an available-for-sale security that was previously impaired is determined as the difference between its: (1) amortized cost less the amount of OTTI recognized in OCI prior to the determination of OTTI; and (2) fair value. The amount of the total OTTI for a held-to-maturity security that was previously impaired subsequent to initial recognition is determined as the difference between its carrying amount prior to the determination of OTTI and its fair value. Additional credit losses related to previously other-than-temporarily impaired securities are reclassified out of Accumulated OCI into the Statement of Income.

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

The FHLBank only acquires private-label MBS that are of high credit quality at acquisition, and thus, these investments are not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that are not of “high credit quality.” Authoritative GAAP does not specifically address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase. The FHLBank has historically elected to apply the incremental impairment guidance to securities not initially in scope, prospectively as of the date the security is determined to be other-than-temporarily impaired.

Advances: The FHLBank presents advances net of unearned commitment fees, premiums, discounts and fair value basis adjustments. The FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. Interest on advances is credited to income as earned.

In accordance with the Federal Home Loan Bank Act of 1932 (Bank Act), as amended, and as more fully discussed in Note 7, the FHLBank obtains sufficient collateral on advances to protect it from losses. The Bank Act limits collateral on advances to certain investment securities, residential mortgage loans, deposits with the FHLBank and other real estate-related assets. However, community financial institutions (CFI) (the purposes of advances to which have been redefined by the Recovery Act to also include community development activities) are able to utilize expanded statutory collateral rules. The FHLBank evaluates the creditworthiness of its members and non-member borrowers on an ongoing basis and classifies as impaired any advance with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. The FHLBank has not experienced any losses on advances since its inception, and no advances have been or are currently classified as impaired. As a result, the accrual of interest has not been discontinued on any advance. Because of the collateral pledged as security on the advances and prior repayment history, FHLBank management deems it unnecessary to establish an allowance for credit losses on advances.

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

Prepayment Fees: The FHLBank charges prepayment fees to its borrowers when certain advances are repaid before their original maturities. The FHLBank records prepayment fees net of hedging fair value basis adjustments included in the book basis of the advance, as “Prepayment fees on terminated advances” in the interest income section of its Statements of Income.

In cases where new advances are issued concurrent with advances terminating or within a short period after termination, the FHLBank evaluates whether new advances meet the accounting criteria to qualify as a modification of an existing advance or as a new advance. This is accomplished by comparing the advance terms and comparing present value calculations of the cash flows under the terms of the new advance and under the terms of the original advance. If the new advance qualifies as a modification, the net prepayment fee received on the prepaid advance is deferred as a discount and included in the basis of the modified advance. The basis adjustment is amortized over the life of the modified advance to advance interest income. If the modified advance is hedged, the fair value gain or loss on the advance and the prepayment fee are included in the carrying amount of the modified advance, and any prior gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. Modified hedged advances are marked to fair value after the modification, and subsequent fair value changes are recorded in “Net gain (loss) on derivatives and hedging activities” in other income (loss). The basis adjustment amortization amounted to a net increase (decrease) to net interest income of $295,000, $458,000 and $742,000 during 2009, 2008 and 2007, respectively. The net prepayment fees are recorded as “Prepayment fees on terminated advances” in the interest income section of the Statements of Income if it is determined the advance should be treated as a new advance and not a modification of the existing advance.

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

The FHLBank classifies MPF Program loans as held for investment and, accordingly, reports them at their principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees associated with table funded loans, hedging adjustments and unrealized gains and losses from mortgage purchase commitments. The FHLBank has the intent and ability to hold these mortgage loans to maturity.

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

The FHLBank bases the allowance for credit losses on mortgage loans on management’s estimate of probable credit losses inherent within the FHLBank’s conventional mortgage loan portfolio as of the Statement of Condition date. Within the FHLBank’s calculation of its allowance for credit losses on mortgage loans, actual losses greater than the FLA for each pool of mortgage loans purchased from a member are offset by the member’s credit enhancement obligation for the pool of loans. The FHLBank performs periodic reviews of its portfolio to identify the inherent losses within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past and current performance, the amounts and timing of future cash flows, loan portfolio characteristics (e.g., loan-to-value ratios, debt-to-income ratios and FICO scores for individual loans), collateral valuations, industry data and prevailing economic conditions. The FHLBank has participated in the MPF Program since 2000 and utilizes the loss history of its own loan portfolio to determine its credit loss allowance. In the event the FHLBank generates a calculated loan loss in excess of the FLA for a master agreement, the FHLBank nets the PFI’s credit enhancement obligation against the calculated reserve to arrive at its share of the anticipated losses. All PFI credit enhancement obligations are fully collateralized with assets allowed by the FHLBank’s Member Products Policy. As a result of this analysis, the FHLBank recorded an allowance for credit losses of $1,897,000 and $884,000 as of December 31, 2009 and 2008, respectively. No specific allocation of the allowance for credit losses is assigned to loans considered impaired, because there were no impaired loans as of December 31, 2009 and 2008.

MPF Credit Enhancement: The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the credit enhancement is determined so that any losses in excess of the credit enhancement for each pool of mortgage loans purchased approximate those experienced by an investor in a AA-rated MBS. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. The required credit enhancement obligation amount may vary depending on the various product alternatives selected by the participating member. The credit enhancement obligation of each member must be fully collateralized with assets allowed by FHLBank policy. If a loss exceeds the FLA under the performance-based credit enhancement (CE) fee for products (certain MPF products have guaranteed CEs) where the FHLBank could put back a loss incurred in the FLA to the PFI, the FHLBank would withhold future monthly CE fee payments to the PFI until the FLA loss amount is recovered. In such situations, however, the FHLBank is always at risk that future CE fee payments to the PFI on the applicable pool of loans could be insufficient to cover the amount of the FHLBank’s FLA loss. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid.

Premises, Software and Equipment: These assets are stated at cost less accumulated depreciation and amortization of $17,762,000 and $14,092,000 as of December 31, 2009 and 2008, respectively. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized and ordinary maintenance and repairs are expensed as incurred. Depreciation and amortization expense was $4,073,000, $3,629,000 and $3,519,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Gains and losses on disposals are included in other income (loss). The net realized gain (loss) on disposal of premises, software and equipment was $(3,000), $15,000 and $(285,000) for the years ended December 31, 2009, 2008 and 2007, respectively.

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. As of December 31, 2009 and 2008, the FHLBank had $4,172,000 and $5,583,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. Amortization of computer software costs charged to expense was $2,625,000, $2,212,000 and $2,182,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivatives: All derivatives are recognized on the Statements of Condition at their fair value. Derivative assets and liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties.

Each derivative is designated as one of the following:
▪	a hedge of the fair value of: (1) a recognized asset or liability or (2) an unrecognized firm commitment (a “fair value” hedge);
▪	a hedge of: (1) a forecasted transaction or (2) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);
▪	a non-qualifying hedge of an asset or liability (an “economic” hedge) for asset/liability management purposes; or
▪	a non-qualifying hedge of another derivative (an “intermediary” hedge) that is offered as a product to members.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in OCI, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.

The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as an adjustment to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments, thereby affecting the reported amount of net interest income on the Statements of Income. Changes in the fair value of an economic or intermediary hedge are recorded in current-period earnings. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income (loss). Therefore, both the net interest on the stand-alone derivatives and the fair value changes are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with stand-alone derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLBank evaluates any derivative that is issued with off-market terms, requires an upfront payment, or both to determine if the derivative contains a financing element. If the derivative contains an other than insignificant financing element, the FHLBank reports the cash flows associated with this derivative in the cash flows from financing activities section within the Statements of Cash Flows for the life of the derivative.

The FHLBank records derivatives on trade date, but records associated advances or consolidated obligation bonds on settlement date. The FHLBank considers hedges of committed advances and consolidated obligation bonds eligible for the shortcut method of hedge accounting so long as settlement of the committed advance or consolidated obligation occurs within the shortest period possible for that type of instrument, the fair value of the swap is zero on the date the FHLBank commits to issue the hedged item and the transaction meets all of the other criteria for shortcut hedge accounting. The impact of this accounting policy is that both changes in fair value of the derivative and the hedged item are recorded starting on the date that the FHLBank commits to enter into the transaction. The FHLBank has defined its market settlement conventions for hedged items to be five business days or less for advances and thirty calendar days or less, using a next business day convention, for consolidated obligation bonds. These market settlement conventions are the shortest period possible for each type of advance or consolidated obligation from the time the instruments are committed to the time they settle.

The FHLBank may acquire investments, issue debt and make advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When it is determined that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value and designated as a stand-alone derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” as well as hybrid financial instruments), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value, and no portion of the contract is separately accounted for as a derivative.

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

When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current-period earnings. When the FHLBank discontinues hedge accounting because it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI will be recognized immediately in earnings. When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value and amortizes the cumulative OCI adjustment to earnings when earnings are affected by the original forecasted transaction. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings.

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

Concessions on Consolidated Obligations: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using the level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to the FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of the FHLBank. Unamortized concessions were $14,228,000 and $14,442,000 as of December 31, 2009 and 2008, respectively, and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $13,765,000, $22,045,000 and $8,797,000 in 2009, 2008 and 2007, respectively. Concessions on discount notes totaled $2,310,000, $4,869,000 and $1,816,000 in 2009, 2008 and 2007, respectively.

Discounts and Premiums on Consolidated Obligations: The discounts on consolidated obligation discount notes are accreted to expense on the straight-line method throughout the terms of the related notes because of their short-term nature. During 2009, the average term of the FHLBank’s discount notes was less than one month. The discounts and premiums on consolidated obligation bonds, including zero coupon bonds, are accreted or amortized to expense over the contractual terms of the bond issues using the level-yield method.

Mandatorily Redeemable Capital Stock: The FHLBank reclassifies all stock subject to redemption from equity to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from equity to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank will be reflected as financing cash outflows in the Statements of Cash Flows once settled. If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

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

Office of Finance Expenses: The Office of Finance allocates its operating and capital expenditures based on a formula that considers each FHLBank’s percentage of: (1) total capital stock for the 12 FHLBanks; (2) consolidated obligations issued; and (3) consolidated obligations outstanding. Certain expenses such as the cost of auditing the combined financial reports and specific rating agency expenses are allocated equally among the FHLBanks (each pays 1/12th).

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

Resolution Funding Corporation (REFCORP) Assessments: Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it is required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 13 for more information.

Fair Values: Many of the FHLBank’s financial instruments lack an available trading market as characterized as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the FHLBank has used significant estimates and present value calculations for the purpose of disclosing fair values. All fair values, regardless of re-pricing or maturity, were derived from pricing services or determined by calculating the present values of the expected future cash flows based on market observable inputs. The fair values of the FHLBank’s financial instruments and related assumptions are detailed in Note 16.

Cash Flows: For purposes of the Statements of Cash Flows, the FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Fair Value Measurements and Disclosures–Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (FASB) issued guidance amending existing fair value measurement and disclosure guidance. The amended guidance will require the FHLBank to: (1) disclose separately the transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) present the purchases, sales, issuances, and settlements disclosed in the Level 3 roll forward on a gross basis, instead of net; (3) disaggregate the statement of condition assets and liabilities by class for disclosing the recurring and non-recurring fair value measurements; and (4) disclose the valuation technique used and inputs used in determining the fair value of each class of asset or liability that is classified as a Level 2 or Level 3 fair value measurement. The guidance related to the new disclosures and clarifications of existing disclosures is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank) and the guidance related to the presentation of the Level 3 reconciling items at gross values is effective for interim and annual periods beginning after December 15, 2010 (January 1, 2011 for the FHLBank). Comparative disclosures are not required in the period of initial adoption for any previous periods presented. The FHLBank has determined that adoption of this guidance will increase the FHLBank’s financial statement disclosures but will not affect the FHLBank’s financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures–Measuring Liabilities at Fair Value. In August 2009, the FASB issued guidance that amends the fair value measurements and disclosures guidance for liabilities to allow a liability to be measured using: (1) a valuation technique that uses the quoted price of an identical liability when traded as an asset; or (2) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets. In addition, the guidance clarified that for a liability that is measured using quoted prices of the asset, no adjustment is required for the effect of a restriction preventing its sale. This guidance is effective for the first reporting period, including interim periods, beginning after issuance (October 1, 2009 for the FHLBank). Its adoption did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Codification of Accounting Standards. In June 2009, the FASB established FASB’s Accounting Standards Codification (Codification) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Securities and Exchange Commission (SEC) rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modified the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. In addition, the FASB no longer will consider new accounting standards updates as authoritative in their own right. Instead, new accounting standards updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions regarding changes in the Codification. The Codification is effective for interim and annual periods ending after September 15, 2009. The FHLBank adopted the Codification on September 30, 2009. As the Codification is not intended to change or alter previous GAAP, its adoption did not affect the FHLBank’s financial condition, results of operations or cash flows. Because the Codification is the single source of authoritative U.S. GAAP, the Notes will generally not refer to the Codification.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (1) the removal of the concept of qualifying special purpose entities; (2) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (3) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Subsequent Events. In May 2009, the FASB issued guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date, including disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This guidance does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. This guidance was effective for interim and annual financial periods ending after June 15, 2009. The FHLBank adopted this guidance as of June 30, 2009. Its adoption resulted in increased interim financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows. In February 2010, the FASB issued amendments to this guidance that clarify which entities are considered SEC filers, requires SEC filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. These amendments as they apply to the FHLBank are effective upon issuance (December 31, 2009 financial statements). The initial adoption of this guidance resulted in increased interim financial statement disclosures, but did not have any impact on the FHLBank’s financial condition, results of operations or cash flows. The February 2010 amendments remove the requirement to disclose the date through which subsequent events have been evaluated, provided upon initial adoption, from the FHLBank’s financial statements.

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

The FHLBank elected to early adopt this OTTI guidance as of January 1, 2009 and recognized the effects of adoption as a change in accounting principle. The FHLBank recognized a $3,349,000 cumulative-effect of initial application as an adjustment to retained earnings (increase or credit) at January 1, 2009, with a corresponding adjustment (decrease or debit) to Accumulated OCI. This adjustment did not affect either the FHLBank’s Affordable Housing Program (AHP) or Resolution Funding Corporation (REFCORP) expense or accruals, as these assessments were calculated based on GAAP net income. The adoption of this guidance also increased financial statement disclosures.

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

Enhanced Disclosures about Derivative Instruments and Hedging Activities. In March 2008, the FASB issued guidance which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. This guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBank), with early application allowed. The adoption resulted in increased financial statement disclosures but did not affect the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – CASH AND DUE FROM BANKS

Balances represent non-interest bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $0 and $36,000 of reserve deposits with the FRB as of December 31, 2009 and 2008, respectively.

NOTE 4 – TRADING SECURITIES

Major Security Types: Trading securities as of December 31, 2009 and 2008 are summarized in the following table (in thousands):

	Fair Value
	2009	2008
Certificates of deposit	$3,109,967	$1,571,449
Bank notes	89,996	0
Commercial paper	2,589,560	673,435
FHLBank1 obligations	280,761	316,618
Fannie Mae2 obligations	390,559	403,027
Freddie Mac2 obligations	979,243	1,009,074
Subtotal	7,440,086	3,973,603
Mortgage-backed securities:
Fannie Mae2	337,902	399,863
Freddie Mac2	232,984	277,278
Ginnie Mae3	1,704	1,956
Mortgage-backed securities	572,590	679,097
TOTAL	$8,012,676	$4,652,700

1	See Note 19 for transactions with other FHLBanks.
2
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The fair values of trading securities by contractual maturity as of December 31, 2009 and 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2009	2008
Due in one year or less	$5,789,523	$2,244,884
Due after one year through five years	707,338	446,071
Due after five years through 10 years	943,225	1,282,648
Due after 10 years	0	0
Subtotal	7,440,086	3,973,603
Mortgage-backed securities	572,590	679,097
TOTAL	$8,012,676	$4,652,700

Net realized and unrealized net gains (losses) on trading securities during the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	2009	2008	2007
Net unrealized gains (losses) on trading securities held at December 31, 2009	$(10,813)	$42,004	$16,809
Net unrealized gains (losses) on trading securities sold or matured prior to December 31, 2009	(1,524)	2,510	1,539
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$(12,337)	$44,514	$18,348

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Gains and Losses: As described in Note 17, during the year ended December 31, 2008, the FHLBank was required to purchase several state housing finance agency (HFA) bonds under standby bond purchase agreements (SBPA). In accordance with the SBPAs, the FHLBank purchased and resold the bonds at par value; therefore, no gains (losses) were recorded in OCI on the purchase and subsequent sale of these bonds. Net losses were realized on the sale of available-for-sale securities during the year ended December 31, 2007 and are included in other income (loss). There were no sales of available-for-sale securities during 2009. Following are details of the 2008 and 2007 sales (in thousands):

	2008	2007
Total proceeds	$193,730	$102,377

Gross gains	$0	$0
Gross losses	0	(2,254)
NET LOSS	$0	$(2,254)

NOTE 6 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of December 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$115,858	$0	$115,858	$205	$152	$115,911
Subtotal	115,858	0	115,858	205	152	115,911
Mortgage-backed securities:
Fannie Mae residential1	2,693,071	0	2,693,071	10,465	18,214	2,685,322
Freddie Mac residential1	2,690,569	0	2,690,569	13,711	16,995	2,687,285
Ginnie Mae residential2	29,876	0	29,876	1,479	33	31,322
Private-label mortgage-backed securities:
Residential loans	1,818,370	7,616	1,825,986	930	197,325	1,629,591
Commercial loans	40,108	0	40,108	645	0	40,753
Home equity loans	2,025	2,103	4,128	0	1,674	2,454
Manufactured housing loans	334	0	334	0	15	319
Mortgage-backed securities	7,274,353	9,719	7,284,072	27,230	234,256	7,077,046
TOTAL	$7,390,211	$9,719	$7,399,930	$27,435	$234,408	$7,192,957
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2008 are summarized in the following table (in thousands):

	Amortized Cost4	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Certificates of deposit	$760,000	$985	$0	$760,985
Commercial paper	737,271	1,496	0	738,767
State or local housing agency obligations	155,247	701	561	155,387
Subtotal	1,652,518	3,182	561	1,655,139
Mortgage-backed securities:
Fannie Mae1	3,354,012	4,566	107,773	3,250,805
Freddie Mac1	3,388,254	7,831	109,019	3,287,066
Ginnie Mae2	37,663	1,496	278	38,881
Other3	2,618,450	813	396,562	2,222,701
Mortgage-backed securities	9,398,379	14,706	613,632	8,799,453
TOTAL	$11,050,897	$17,888	$614,193	$10,454,592
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Primarily consists of private-label MBS backed by residential loans.
4	As of December 31, 2008, carrying value is equivalent to amortized cost.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2009. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$16,080	$151	$323	$1	$16,403	$152
Subtotal	16,080	151	323	1	16,403	152
Mortgage-backed securities:
Fannie Mae residential1	95,574	457	1,829,590	17,757	1,925,164	18,214
Freddie Mac residential1	104,583	938	1,765,266	16,057	1,869,849	16,995
Ginnie Mae residential2	0	0	8,259	33	8,259	33
Private-label mortgage-backed securities:
Residential loans	130,388	4,200	1,384,071	193,125	1,514,459	197,325
Home equity loans	0	0	2,454	1,674	2,454	1,674
Manufactured housing loans	0	0	319	15	319	15
Mortgage-backed securities	330,545	5,595	4,989,959	228,661	5,320,504	234,256
TOTAL TEMPORARILY IMPAIRED SECURITIES	$346,625	$5,746	$4,990,282	$228,662	$5,336,907	$234,408
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2008. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$37,170	$554	$1,363	$7	$38,533	$561
Subtotal	37,170	554	1,363	7	38,533	561
Mortgage-backed securities:
Fannie Mae1	2,005,650	65,252	875,306	42,521	2,880,956	107,773
Freddie Mac1	2,050,859	65,383	853,049	43,636	2,903,908	109,019
Ginnie Mae2	9,726	278	0	0	9,726	278
Other3	1,109,510	171,665	1,064,388	224,897	2,173,898	396,562
Mortgage-backed securities	5,175,745	302,578	2,792,743	311,054	7,968,488	613,632
TOTAL TEMPORARILY IMPAIRED SECURITIES	$5,212,915	$303,132	$2,794,106	$311,061	$8,007,021	$614,193

1	Fannie Mae and Freddie Mac are GSEs. GSE securities are not guaranteed by the U.S. government.
2	Ginnie Mae securities are guaranteed by the U.S. government
3	Primarily consists of private-label mortgage-backed securities backed by residential loans.

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

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of December 31, 2009, all of the gross unrealized losses on its Agency MBS are temporary.

The FHLBanks’ OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks, was formed in the second quarter of 2009 and has responsibility for reviewing and approving the key modeling assumptions, input and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. Beginning in the second quarter 2009 and continuing throughout 2009, to support consistency among the FHLBanks, FHLBank Topeka completed its OTTI analysis primarily based upon cash flow analysis prepared by FHLBank of San Francisco on behalf of FHLBank Topeka using key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit and manufactured housing loans were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank utilizing other methodologies.

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of December 31, 2009, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

An OTTI cash flow analysis is run by FHLBank of San Francisco for each of the FHLBank’s remaining private-label MBS using the FHLBank System’s common platform and agreed-upon assumptions. For certain private-label MBS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI.

The evaluation includes estimating projected cash flows that are likely to be collected based on assessments of all available information about each individual security, the structure of the security and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security based on underlying borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the FHLBank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the FHLBank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred.

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to increase zero percent in the first six months, one percent in the next six months, three percent in the second year and four percent in each subsequent year.

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

As a result of these security-level evaluations, the FHLBank determined that eight private-label MBS were other-than-temporarily impaired as of December 31, 2009 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. These securities included five private-label MBS that were identified as other-than-temporarily impaired in 2008, one private-label MBS that was first identified as other-than-temporarily impaired in the first quarter of 2009 (additional impairment recorded in the second quarter of 2009) and two private-label MBS that were first identified as other-than-temporarily impaired in the third quarter of 2009 (additional credit impairment was recorded on one security in the fourth quarter of 2009). The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in OCI is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the eight OTTI securities.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2009 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2005	7.2%	7.2%	2.0%	2.0%	44.2%	44.2%	4.2%	4.2%

Alt-A:
2005	9.9	9.6-10.1	57.0	56.8-57.2	39.0	38.6-39.4	25.4	24.9-25.9

Total	8.7%	7.2-10.1%	32.7%	2.0-57.2%	41.3%	38.6-44.2%	16.1%	4.2-25.9%

Home Equity Loans1
Year of Securitization	Significant Inputs
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2003 and earlier	9.7%	9.4-10.0%	7.7%	5.5-9.7%	60.3%	60.0-60.5%
__________
1	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

For the three private-label securities on which OTTI charges were recognized during the year ended December 31, 2009, the FHLBank’s reported balances as of December 31, 2009 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$13,389	$13,117	$11,820	$11,610
Alt-A	8,812	8,360	3,568	3,723
Total private-label residential MBS	22,201	21,477	15,388	15,333

Home equity loans:
Subprime	1,526	1,452	566	727

TOTAL	$23,727	$22,929	$15,954	$16,060

For the eight private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of December 31, 2009 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$13,389	$13,117	$11,820	$11,610
Alt-A	11,640	11,188	4,869	5,173
Total private-label residential MBS	25,029	24,305	16,689	16,783

Home equity loans:
Subprime	5,537	4,128	2,025	2,454

TOTAL	$30,566	$28,433	$18,714	$19,237

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the years ended December 31, 2009 and 2008, based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

		December 31, 2009		December 31, 2008
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	Total OTTI Losses1
Private-label residential MBS:
Prime	$1	$1,363	$1,364	$0
Alt-A	504	5,598	6,102	1,778
Total private-label residential MBS	505	6,961	7,466	1,778

Home equity loans:
Subprime	59	1,018	1,077	2,995

TOTAL	$564	$7,979	$8,543	$4,773
_______
1
As of January 1, 2009, the FHLBank recognized a cumulative effect adjustment to retained earnings totaling $3,349,000 with a corresponding adjustment to the non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (adjustment to Accumulated OCI). In other words, $3,349,000 of the $4,773,000 in total OTTI losses as of December 31, 2008 was related to non-credit losses.

The following table presents a roll-forward of OTTI activity related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in OCI (in thousands):

	2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period1	$1,424	$3,349	$4,773
Additional charge on securities for which OTTI was not previously recognized2	107	7,979	8,086
Reclassification adjustment of non-credit portion of OTTI included in net income	457	(457)	0
Amortization of credit component of OTTI3	46	0	46
Accretion of OTTI related to all other factors	0	(1,152)	(1,152)
Balance, end of period	$2,034	$9,719	$11,753
__________
1
The FHLBank adopted the new OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initial application totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to Accumulated OCI.

2	Securities previously impaired represent all securities that were impaired prior to January 1, 2009.
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

Although there has been improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2009, the fair value of a majority of this portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor it is more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2009 and 2008 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2009			2008
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost1	Fair Value
Due in one year or less	$0	$0	$0	$1,507,271	$1,510,033
Due after one year through five years	35	35	35	120	123
Due after five years through 10 years	875	875	888	1,320	1,339
Due after 10 years	114,948	114,948	114,988	143,807	143,644
Subtotal	115,858	115,858	115,911	1,652,518	1,655,139
Mortgage-backed securities	7,284,072	7,274,353	7,077,046	9,398,379	8,799,453
TOTAL	$7,399,930	$7,390,211	$7,192,957	$11,050,897	$10,454,592
__________
1	At December 31, 2008, carrying value is equivalent to amortized cost.

The carrying value of the FHLBank’s MBS included net discounts of $19,531,000, of which $2,034,000 represented credit related impairment discount and $9,719,000 represented non-credit related impairment discount, as of December 31, 2009. The amortized cost of the FHLBank’s MBS included net discounts of $16,504,000, of which $4,773,000 represented impairment discount, as of December 31, 2008. Other investments included net discounts of $0 and $2,728,000 as of December 31, 2009 and December 31, 2008, respectively.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$36,838	$1,416,333
Variable rate	79,020	236,185
Subtotal	115,858	1,652,518

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	619	923
Variable rate	7,179	9,666
Collateralized mortgage obligations:
Fixed rate	1,924,420	2,793,227
Variable rate	5,351,854	6,594,563
Subtotal	7,284,072	9,398,379
TOTAL	$7,399,930	$11,050,897

Gains and Losses: Net gains (losses) were realized on the sale of long-term securities during the year ended December 31, 2007 and are included in other income (loss). All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Following are details of the sales (in thousands):

2007
Total proceeds	$81,092

Gross gains	$378
Gross losses	(1,340)
NET GAIN (LOSS)	$(962)

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

NOTE 7 – ADVANCES

Redemption Terms: The FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.01 percent as of December 31, 2009 and zero percent (AHP advances) to 8.64 percent as of December 31, 2008 as summarized in the following table (in thousands):

	December 31, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,324,971	2.53%	$18,047,311	1.36%
Due after one year through two years	1,855,344	3.43	3,443,180	4.24
Due after two years through three years	1,978,012	2.66	1,788,559	3.94
Due after three years through four years	2,584,300	2.05	1,066,763	4.03
Due after four years through five years	2,561,556	1.97	1,460,101	3.51
Thereafter	8,525,486	2.25	9,178,873	2.84
Total par value	21,829,669	2.39%	34,984,787	2.34%
Discounts on HCD advances	(33)		(37)
Premiums on other advances	0		52
Discounts on other advances	(36,364)		(13,812)
Hedging adjustments1	460,357		848,684
TOTAL	$22,253,629		$35,819,674
__________
1
See Note 9 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2009 and 2008 include callable advances totaling $7,318,356,000 and $6,395,434,000, respectively. Of these callable advances, there were $7,287,717,000 and $6,324,845,000 of variable rate advances as of December 31, 2009 and 2008, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	2009	2008
Due in one year or less	$11,388,149	$23,371,131
Due after one year through two years	1,653,166	2,903,380
Due after two years through three years	1,455,504	1,507,000
Due after three years through four years	1,465,523	956,320
Due after four years through five years	1,189,298	1,438,854
Thereafter	4,678,029	4,808,102
TOTAL PAR VALUE	$21,829,669	$34,984,787

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of December 31, 2009 and 2008 included convertible advances totaling $5,060,772,000 and $5,759,422,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	2009	2008
Due in one year or less	$7,902,839	$22,092,269
Due after one year through two years	1,658,833	3,179,739
Due after two years through three years	1,603,212	1,597,048
Due after three years through four years	2,595,225	684,963
Due after four years through five years	2,505,681	1,459,026
Thereafter	5,563,879	5,971,742
TOTAL PAR VALUE	$21,829,669	$34,984,787

Security Terms: The FHLBank lends to members and approved housing associates involved in housing finance within the Tenth District, which comprises the states of Colorado, Kansas, Nebraska and Oklahoma. Advances are made in accordance with federal statutes, including the Bank Act as amended. The FHLBank is required by statute to obtain security interests in sufficient collateral on advances to protect against losses and to accept as collateral on such advances only U.S. government or government agency securities, residential mortgage loans and securities backed by such, cash, deposits in the FHLBank and other real estate-related assets. As provided in the Bank Act, a borrowing member’s investment in the capital stock of the FHLBank is pledged as additional collateral on the member’s advances. CFIs are defined in the Recovery Act as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2009, this asset cap was $1,011,000,000. CFIs are eligible under expanded statutory collateral rules to pledge as collateral for advances small-business, small-farm and small-agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans. The Recovery Act also adds secured loans for “community development activities” as a permitted purpose, and as eligible collateral, for advances to CFIs. As of December 31, 2009 and 2008, the FHLBank had security interests in collateral with an estimated value in excess of outstanding advances.

All advances outstanding as of December 31, 2009 and 2008, were collateralized by the above types of collateral pursuant to written security agreements. Based on the financial condition of a member that has advances outstanding, the FHLBank allows two options: (1) members can physically retain collateral assigned to the FHLBank provided they execute written security agreements and agree to hold such collateral for the benefit of the FHLBank; or (2) members can specifically assign or physically place such collateral with the FHLBank or its safekeeping agent.

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

Credit Risk: While the FHLBank has never experienced a credit loss on an advance to a member, the expanded statutory collateral rules for CFIs provide the potential for additional credit risk for the FHLBank. FHLBank management has policies and procedures in place to appropriately manage the potential for additional credit risk from CFI collateral. To the extent that the expanded eligible collateral for CFIs generally includes higher risk loans and advances to non-member housing associates are made at similar terms to members but without capital stock as collateral, it results in the potential for an increase in the credit risk to the FHLBank. The increased credit risk from CFIs’ and housing associates’ collateral is mitigated by the FHLBank through higher haircuts (lower lending values) on such collateral. Additionally, all non-member borrowers, including housing associates, are placed in possession-collateral status and are required to deliver eligible collateral to the FHLBank in an amount that provides a collateral coverage level sufficient to cover their extensions of credit with the FHLBank. The FHLBank has the policies and procedures in place to appropriately manage credit risk from all advances, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral and continuous monitoring of borrowings and each member’s financial condition. The FHLBank continually monitors the collateral pledged by and credit worthiness of its members. Accordingly, the FHLBank has not established an allowance for credit losses on advances.

The FHLBank’s potential credit risk from advances is concentrated in thrifts (35 percent of total advances), commercial banks (36 percent of total advances), credit unions (3 percent of total advances) and insurance companies (26 percent of total advances). As of December 31, 2009 and 2008, the FHLBank had outstanding advances of $5,926,000,000 and $10,389,600,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 27.1 percent and 29.7 percent, respectively, of total outstanding advances. The income from advances to these members during 2009 and 2008 totaled $111,436,000 and $249,418,000, respectively. One of the members was the same each year. The FHLBank had security interests in collateral with an estimated value in excess of book value of these advances and, therefore, does not expect to incur any credit losses on these advances. See Note 18 for detailed information on transactions with related parties.

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of December 31, 2009 and 2008 (in thousands):

	2009		2008
	Amount	Percentage	Amount	Percentage
Par value of advances:
Fixed rate	$13,401,295	61.4%	$20,258,429	57.9%
Variable rate	8,428,374	38.6	14,726,358	42.1
TOTAL PAR VALUE	$21,829,669	100.0%	$34,984,787	100.0%

Information about the fair value of the advances is included in Note 16.

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

The following table presents information as of December 31, 2009 and 2008 on mortgage loans held for portfolio (in thousands):

	2009	2008
Real Estate
Fixed rate, medium-term1, single-family mortgages	$852,298	$808,298
Fixed rate, long-term, single-family mortgages	2,477,167	2,212,249
Total par value	3,329,465	3,020,547
Premiums	18,045	16,985
Discounts	(9,798)	(11,666)
Deferred loan costs, net	1,145	812
Hedging adjustments2	(3,176)	(1,989)
Total before Allowance for Credit Losses on Mortgage Loans	3,335,681	3,024,689
Allowance for Credit Losses on Mortgage Loans	(1,897)	(884)
MORTGAGE LOANS, NET	$3,333,784	$3,023,805

1	Medium-term defined as a term of 15 years or less.
2
See Note 9 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The par value of mortgage loans held for portfolio outstanding as of December 31, 2009 and 2008 was comprised of government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, RHS and HUD) loans totaling $322,245,000 and $195,619,000, respectively, and conventional, size-conforming mortgage loans totaling $3,007,220,000 and $2,824,928,000, respectively.

The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of past and current performance of the FHLBank’s portfolio. The allowance for credit losses on mortgage loans as of December 31, 2009, 2008 and 2007, respectively, was as follows (in thousands):

	2009	2008	2007
Balance, beginning of year	$884	$844	$854
Provision for (reversal of) credit losses on mortgage loans	1,254	196	(25)
Charge-offs	(241)	(156)	15
Balance, end of year	1,897	$884	$844

As of December 31, 2009 and 2008, the FHLBank had $22,730,000 and $8,934,000, respectively, of non-accrual conventional loans. As of December 31, 2009 and 2008, the FHLBank had $2,553,000 and $1,442,000, respectively, of REO included in other assets.

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. As of December 31, 2009 and 2008, the FHLBank had no recorded investments in impaired mortgage loans.

The fair value of the mortgage loans held for portfolio as of December 31, 2009 and 2008 is reported in Note 16.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $2,524,000, $2,495,000 and $2,275,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Common ways in which the FHLBank uses derivatives are to:
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

Swaptions – A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the FHLBank against future interest rate changes. The FHLBank purchases both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date. Premiums paid to acquire swaptions are accounted for as the fair value of the derivative at inception of the hedge. Swaptions are reported at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

Interest Rate Caps and Floors – In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price. The FHLBank purchases interest rate caps and floors to hedge option risk on the MBS held in the FHLBank’s held-to-maturity portfolio and to hedge embedded caps or floors in the FHLBank’s advances. Premiums paid to acquire caps or floors are accounted for as the fair value of the derivative at inception of the hedge. Interest rate caps and floors are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

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

Anticipated Debt Issuance – The FHLBank enters into interest rate swaps for the anticipated issuance of fixed rate consolidated obligation bonds to hedge the variability in forecasted interest payments associated with fixed rate debt that has not yet been issued. The interest rate swap is terminated upon issuance of the fixed rate bond, with the realized gain or loss on the interest rate swap recorded in OCI. Realized gains and losses reported in OCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk as of December 31, 2009.

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

As of December 31, 2009 and 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $81,162,000 and $112,688,000, respectively. These totals include $18,825,000 and $25,705,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $65,221,000 and $78,162,000 as collateral as of December 31, 2009 and 2008, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $38,604,000 and $44,112,000 as of December 31, 2009 and 2008, respectively. The counterparty was different each period. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of December 31, 2009, is indicated in the following table (in thousands):

	AA	A	Member1	Total
Total net exposure at fair value	$7,552	$70,123	$3,487	$81,162
Cash collateral held	0	65,216	0	65,216
Net positive exposure after cash collateral	7,552	4,907	3,487	15,946
Other collateral	0	0	3,487	3,487
Net exposure after collateral	$7,552	$4,907	$0	$12,459

Notional amount	$11,960,704	$21,339,770	$186,237	$33,486,711
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

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of December 31, 2009 was $331,756,000 for which the FHLBank has posted collateral with a fair value of $93,064,000 in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $140,703,000 of collateral to its derivative counterparties as of December 31, 2009. The FHLBank’s credit rating has not changed in the previous twelve months.

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

As of December 31, 2009 and 2008, the notional principal of derivative agreements in which the FHLBank is an intermediary was $306,000,000 and $218,587,000, respectively.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2009 (in thousands):

	December 31, 2009
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$10,308,282	$293,155	$11,198,806	$(520,682)	$9,594,108	$75,442	$11,912,980	$(302,969)
Interest rate caps/floors	92,000	688	17,000	(87)	42,000	130	67,000	471
Total fair value hedges	10,400,282	293,843	11,215,806	(520,769)	9,636,108	75,572	11,979,980	(302,498)

Economic hedges:
Interest rate swaps	3,421,000	15,964	1,716,654	(169,152)	2,410,000	(61,227)	2,727,654	(91,961)
Interest rate caps/floors	6,270,733	129,516	429,000	(1,617)	3,311,000	60,717	3,388,733	67,182
Mortgage delivery commitments	2,307	5	30,929	(317)	2,307	5	30,929	(317)
Total economic hedges	9,694,040	145,485	2,176,583	(171,086)	5,723,307	(505)	6,147,316	(25,096)

TOTAL	$20,094,322	$439,328	$13,392,389	$(691,855)	$15,359,415	$75,067	$18,127,296	$(327,594)

Total derivative fair value						$75,067		$(327,594)
Fair value of cash collateral delivered to counterparties						0		93,064
Fair value of cash collateral received from counterparties1						(59,121)		(6,100)
NET DERIVATIVE FAIR VALUE						$15,946		$(240,630)
__________
1
The FHLBank held cash with a fair value of $65,221,000 as collateral as of December 31, 2009. Derivative fair values are netted by counterparty where such legal right exists and offset against fair value recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as a derivative asset and, if negative, a derivative liability. Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and when the collateral is actually received. Likewise, there is a lag time for excess collateral to be returned. Excess collateral held by the FHLBank as of December 31, 2009 resulted in positive exposure (fair value plus net accrued interest) with one counterparty being recorded as a derivative liability.

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2008 (in thousands):

	December 31, 2008
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$14,306,274	$492,504	$11,251,586	$(841,980)	$6,540,503	$174,574	$19,017,357	$(524,050)
Interest rate caps/floors	43,000	348	52,000	(233)	35,000	(126)	60,000	241
Total fair value hedges	14,349,274	492,852	11,303,586	(842,213)	6,575,503	174,448	19,077,357	(523,809)

Economic hedges:
Interest rate swaps	779,293	15,599	1,854,328	(265,804)	1,280,000	(81,956)	1,353,621	(168,249)
Interest rate caps/floors	6,023,733	63,825	732,000	(12)	1,770,000	20,163	4,985,733	43,650
Mortgage delivery commitments	7,622	33	116,801	(1,572)	7,622	33	116,801	(1,572)
Total economic hedges	6,810,648	79,457	2,703,129	(267,388)	3,057,622	(61,760)	6,456,155	(126,171)

TOTAL	$21,159,922	$572,309	$14,006,715	$(1,109,601)	$9,633,125	$112,688	$25,533,512	$(649,980)

Total derivative fair value						$112,688		$(649,980)
Fair value of cash collateral delivered to counterparties						0		245,624
Fair value of cash collateral received from counterparties						(78,162)		0
NET DERIVATIVE FAIR VALUE						$34,526		$(404,356)

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative, gains and losses by hedged item for fair value hedges, and the notional and fair values by type of hedge and type of derivative.

For the years ended December 31, 2009, 2008 and 2007, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	2009	2008	2007
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$7,247	$(8,350)	$(2,105)
Interest rate caps/floors	(40)	(149)	1
Total net gain (loss) related to fair value hedge ineffectiveness	7,207	(8,499)	(2,104)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	102,713	(144,242)	(13,183)
Interest rate caps/floors	63,466	(27,624)	2,394
Swaption	0	0	(60)
Net interest settlements	(61,631)	(32,153)	2,689
Mortgage delivery commitments	(274)	(3,033)	212
Intermediary transactions:
Interest rate swaps	(44)	55	(93)
Interest rate caps/floors	25	3	0
Total net gain (loss) related to derivatives not designated as hedging instruments	104,255	(206,994)	(8,041)

Net gains (losses) on derivatives and hedging activities	$111,462	$(215,493)	$(10,145)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2009, 2008 and 2007, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	2009
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$356,741	$(362,734)	$(5,993)	$(296,329)
Consolidated obligation bonds	(230,123)	242,728	12,605	305,787
Consolidated obligation discount notes	1,579	(984)	595	7,514
TOTAL	$128,197	$(120,990)	$7,207	$16,972
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

	2008
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(625,890)	$632,870	$6,980	$(126,769)
Consolidated obligation bonds	402,439	(417,358)	(14,919)	334,158
Consolidated obligation discount notes	(1,537)	977	(560)	(53)
TOTAL	$(224,988)	$216,489	$(8,499)	$207,336
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

	2007
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(221,926)	$223,139	$1,213	$17,706
Consolidated obligation bonds	357,935	(361,252)	(3,317)	(59,949)
TOTAL	$136,009	$(138,113)	$(2,104)	$(42,243)
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

On September 15, 2008, Lehman Brothers Holding, Inc. filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Lehman Brothers Holding, Inc. was guarantor of Lehman Brothers Special Financing (LESF) with which the FHLBank had derivative transactions. Consequently, the FHLBank terminated and replaced the derivative instruments outstanding with LESF on September 19, 2008. On October 6, 2008, Lehman Brothers Financial Products (LEFP) filed a petition for protection from its creditors in the U.S. Bankruptcy Court. Consequently, the FHLBank terminated and replaced all derivative instruments outstanding with LEFP on October 15, 2008. The FHLBank concluded that the new derivatives would be highly effective both at inception and on an ongoing basis. In total, the FHLBank terminated and replaced 253 derivative instruments with total notional and fair value (excluding accrued interest) amounts of $6,316,812,000 and $(54,031,000), respectively. The net realized gain (loss) on the derivative terminations was $(592,000) and was recorded in net gain (loss) on derivative and hedging activities on the Statement of Income. An additional five derivative instruments with LESF with total notional and fair value (excluding accrued interest) amounts of $145,000,000 and $(1,189,000), respectively, were not replaced because they were to be called within one week of termination date. Under the FHLBank’s International Swaps and Derivatives Association, Inc. agreements with LESF and LEFP, the derivatives were settled on a net basis from the time that bankruptcy was declared or protection was filed through termination of the agreements. As of December 31, 2008, the FHLBank had a net liability of $17,875,000, which included the final settlement amounts due LESF and LEFP net of any cash collateral delivered and accrued interest, recorded in other liabilities on the Statement of Condition.

There were no amounts for the years ended December 31, 2009, 2008 and 2007 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2009, no amounts relating to hedging activities remain in Accumulated OCI.

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

Deposits classified as demand, overnight and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits were 0.29 percent, 1.92 percent and 4.93 percent during 2009, 2008 and 2007, respectively.

See Note 18 for detailed information on transactions with related parties.

NOTE 11 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Bank Act or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. Prior to 2009, each FHLBank specified the amount of debt it wanted the Office of Finance to issue on its behalf. During December 2008, a debt issuance process was implemented by the FHLBanks and the Office of Finance to provide a scheduled monthly issuance of global bullet consolidated obligation bonds during and after 2009. As part of this process, management from each of the FHLBanks determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $930,616,850,000 and $1,251,541,664,000 as of December 31, 2009 and 2008, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain qualifying assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; obligations of, or fully guaranteed by, the United States; secured advances; mortgages, which have any guaranty, insurance, or commitment from the U.S. or any agency of the United States; investments described in Section 16(a) of the Bank Act (e.g., securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located); and other securities that are assigned a rating or assessment by an NRSRO that is equivalent or higher than the rating or assessment assigned by that NRSRO to consolidated obligations.

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

In addition to consolidated obligation bonds having fixed rate or simple variable rate coupon payment terms, the FHLBank also issued or had outstanding consolidated obligation bonds with the following broad terms, regarding either the principal repayment or coupon payment:
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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,874,777	1.34%	$8,044,892	3.19%
Due after one year through two years	3,650,320	2.38	6,109,694	2.73
Due after two years through three years	2,494,300	2.76	2,205,320	4.13
Due after three years through four years	2,465,000	3.32	1,452,300	4.51
Due after four years through five years	1,875,000	3.26	2,237,000	4.10
Thereafter	6,002,400	4.50	6,971,000	5.78
Total par value	27,361,797	2.61%	27,020,206	3.98%
Premium	19,403		18,761
Discount	(13,332)		(15,108)
Hedging adjustments1	156,931		397,775
TOTAL	$27,524,799		$27,421,634
__________
1
See Note 9 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2009 and 2008 includes callable bonds totaling $8,630,400,000 and $9,850,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 7), mortgage-backed securities (Notes 4 and 6) and MPF mortgage loans (Note 8). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds (in thousands):

Year of Maturity of Next Call Date	2009	2008
Due in one year or less	$17,648,177	$15,299,892
Due after one year through two years	3,625,320	5,984,694
Due after two years through three years	2,306,300	1,460,320
Due after three years through four years	1,850,000	757,300
Due after four years through five years	550,000	1,657,000
Thereafter	1,382,000	1,861,000
TOTAL PAR VALUE	$27,361,797	$27,020,206

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Par value of consolidated obligation bonds:
Fixed rate	$16,377,525	$20,121,025
Variable rate	6,567,500	3,532,500
Step ups	3,622,000	990,000
Range bonds	693,400	2,375,000
Step downs	100,000	0
Zero coupon	1,372	1,681
TOTAL PAR VALUE	$27,361,797	$27,020,206

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
December 31, 2009	$11,586,835	$11,588,284	0.08%

December 31, 2008	$26,261,411	$26,317,524	1.23%

Information about the fair value of the consolidated obligations is included in Note 16.

NOTE 12 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after the assessment for REFCORP. For purposes of the AHP calculation, the term "net earnings" is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment is discussed in Note 13.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. There was no shortfall in 2009, 2008 or 2007. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

As of December 31, 2009, the FHLBank’s AHP accrual on its Statement of Condition consisted of $27,939,000 for the 2010 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $16,178,000 for prior years’ AHP (committed but undisbursed).

The following table details the change in the AHP liability for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Appropriated and reserved AHP funds as of the beginning of the period	$27,707	$41,357	$36,214
AHP set aside based on current year income	26,353	3,228	16,934
Direct grants disbursed	(10,251)	(17,246)	(12,585)
Recaptured funds1	308	368	794
Appropriated and reserved AHP funds as of the end of the period	$44,117	$27,707	$41,357

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

NOTE 13 – RESOLUTION FUNDING CORPORATION (REFCORP)

Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 12. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock and net income before AHP and REFCORP assessments to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.

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

The FHLBanks’ aggregate payments through 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, effective December 31, 2009. The FHLBanks’ aggregate payments through 2009 have satisfied $2,318,000 of the $75,000,000 scheduled payment due on April 15, 2012 and all scheduled payments thereafter. This date assumes that all $75,000,000 quarterly payments required after December 31, 2009, will be made as scheduled.

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

The following table details the change in the REFCORP liability for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
REFCORP (receivable) obligation as of the beginning of the period	$(16,015)	$11,067	$9,372
REFCORP assessments	59,168	7,110	37,576
REFCORP payments	(31,597)	(34,192)	(35,881)
REFCORP (receivable) obligation as of the end of the period	$11,556	$(16,015)	$11,067

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2009 and 2008 (in thousands):

	2009		2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$646,501	$1,668,140	$1,389,373	$1,763,395
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.2%
Total capital	$1,705,264	$1,980,208	$2,342,249	$2,432,063
Leverage capital ratio	5.0%	6.6%	5.0%	5.7%
Leverage capital	$2,131,581	$2,814,278	$2,927,812	$3,313,760

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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during the first three quarters of 2007 was equal to the average of three-month LIBOR for a dividend period minus 100 basis points. In September 2007, the board of directors changed the DPT to be equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT was effective for dividends paid during the fourth quarter of 2007 and all of 2008 and 2009 and will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2009, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $504,000, $609,000 and $2,101,000, respectively, were recorded as interest expense.

As of December 31, 2009 and 2008, the FHLBank had $22,437,000 and $34,806,000, respectively, in capital stock subject to mandatory redemption from members and former members, consisting of $18,514,000 and $34,726,000, respectively, of Class A Common Stock and $3,923,000 and $80,000, respectively, of Class B Common Stock. These amounts have been classified as a liability (mandatorily redeemable capital stock) in the Statements of Condition.

The Finance Agency issued a regulatory interpretation confirming that the mandatorily redeemable capital stock accounting treatment for certain shares of FHLBank capital stock does not affect the definition of regulatory capital for purposes of determining the FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (various percentages of total FHLBank capital depending on the date acquired), calculating its unsecured credit exposure to other GSEs (100 percent of total FHLBank capital) or calculating its unsecured credit limits to other counterparties (various percentages of total FHLBank capital depending on the rating of the counterparty).

The following table shows the amount of mandatorily redeemable capital stock by year of redemption as of December 31, 2009 and 2008 (in thousands). The year of redemption in the table is the later of the end of the redemption period or the maturity date of the activity the stock is related to if the capital stock represents the Activity-based Stock Purchase Requirement for a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member). The FHLBank will not redeem or repurchase membership stock (Asset-based Stock Purchase Requirement held in form of Class A Common Stock) until six months after the FHLBank receives notice for withdrawal. The FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	2009	2008
Year 1	$6,999	$17,168
Year 2	6,337	5,907
Year 3	2,044	3,913
Year 4	999	592
Year 5	449	603
Thereafter	5,609	6,623
TOTAL	$22,437	$34,806

The FHLBank’s activity for mandatorily redeemable capital stock was as follows during 2009, 2008 and 2007 (in thousands).

	2009	2008	2007
Balance at beginning of period	$34,806	$36,147	$46,232
Capital stock subject to mandatory redemption reclassified from equity during the period	917,226	1,899,747	1,849,267
Capital stock previously subject to mandatory redemption reclassified to equity	(778)	0	0
Redemption or repurchase of mandatorily redeemable capital stock during the period	(929,310)	(1,901,694)	(1,861,443)
Stock dividend classified as mandatorily redeemable capital stock during the period	493	606	2,091
Balance at end of period	$22,437	$34,806	$36,147

A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock. During the year ended December 31, 2009, the FHLBank received two withdrawal requests due to submission of voluntary membership withdrawals. Additionally, the FHLBank’s Board of Directors terminated the memberships of eight members after their placement into FDIC receivership. During 2009, two members cancelled their membership withdrawal requests within the initial six-month notice period: one who submitted a withdrawal request in 2008, and one who submitted a withdrawal request in 2009. Upon notification of cancellation, the members’ stock was reclassified from mandatorily redeemable capital stock to equity. As of December 31, 2009, the balance of mandatorily capital stock represented two former members in FDIC receivership and twelve out-of-district mergers.

Excess Capital Stock. Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2009, the FHLBank’s excess stock was less than one percent of total assets.

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

▪
The GLB Act states that the FHLBank may repurchase, at its sole discretion, capital stock that exceeds the required minimum stock purchase requirements as long as the FHLBank continues to meet its regulatory capital requirements.

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

NOTE 15 – EMPLOYEE RETIREMENT PLANS

The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. Substantially all officers and employees of the FHLBank, which began employment prior to January 1, 2009, are covered by the plan. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to compensation and benefits expense were $2,917,000, $2,008,000 and $2,494,000 in 2009, 2008 and 2007, respectively. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the FHLBank cannot be made.

The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan, formerly known as the Financial Institutions Thrift Plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $697,000, $671,000 and $569,000 to the Pentegra Defined Contribution Plan in 2009, 2008 and 2007, respectively, were charged to compensation and benefits expense.

In addition, the FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $751,000, $769,000 and $771,000 in 2009, 2008 and 2007, respectively. Compensation and benefits expense and other interest expense includes deferred compensation and accrued earnings under the BEP of $369,000, $254,000 and $225,000 in 2009, 2008 and 2007, respectively.

As indicated previously, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,292	$5,820
Service cost	242	217
Interest cost	377	364
Benefits paid	(362)	(225)
Actuarial (gain) loss	262	116
Projected benefit obligation at end of year	6,811	6,292
Change in plan assets:
Fair value of plan assets at beginning of year	0	0
Employer contributions	362	225
Benefits paid	(362)	(225)
Fair value of plan assets at end of year	0	0
FUNDED STATUS	$6,811	$6,292

The following table details the change in the Accumulated OCI balances related to the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2009 and 2008 (in thousands):

	2009			2008
	Prior Service Cost	Net Gain (Loss)	Total	Prior Service Cost	Net Gain (Loss)	Total
Balance at beginning of period	$15	$(2,027)	$(2,012)	$41	$(2,116)	$(2,075)
Net gain (loss) on defined benefit pension plan	0	(262)	(262)	0	(116)	(116)
Amortization	(9)	141	132	(26)	205	179
Balance at end of period	$6	$(2,148)	$(2,142)	$15	$(2,027)	$(2,012)
Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2009, 2008 and 2007, were (in thousands):

	2009	2008	2007
Service cost	$242	$217	$189
Interest cost	377	364	333
Amortization of prior service cost	(9)	(26)	(25)
Amortization of net loss	141	205	268
NET PERIODIC POSTRETIREMENT BENEFIT COST	$751	$760	$765

The measurement date used to determine the current year’s benefit obligation was December 31, 2009.

Key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2009, 2008 and 2007 were (dollar amounts in thousands):

	2009	2008	2007
Discount rate	5.75%	6.25%	6.25%
Salary increases	5.07%	4.34%	4.98%
Amortization period (years)	9	8	9
Accumulated benefit obligation	$5,991	$5,214	$4,737

The estimated actuarial (gain) loss and prior service cost that will be amortized from Accumulated OCI into net periodic benefits costs over the next fiscal year are (in thousands):

2010
Net (gain) loss	$183
Prior service cost	(6)
EXPECTED AMORTIZATION	$177

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2010 will be $265,000.

The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Year ending December 31,	Estimated Benefit Payments
2010	$265
2011	286
2012	310
2013	335
2014	364
2015 through 2019	2,452

NOTE 16 – FAIR VALUES

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

▪
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include trading investment securities and derivative contracts.

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

Fair Value on a Recurring Basis. The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Certificates of deposit	$3,109,967	$0	$3,109,967	$0	$0
Bank notes	89,996	0	89,996	0	0
Commercial paper	2,589,560	0	2,589,560	0	0
FHLBank1 obligations	280,761	0	280,761	0	0
Fannie Mae2 obligations	390,559	0	390,559	0	0
Freddie Mac2 obligations	979,243	0	979,243	0	0
Subtotal	7,440,086	0	7,440,086	0	0
Residential mortgage-backed securities:
Fannie Mae2	337,902	0	337,902	0	0
Freddie Mac2	232,984	0	232,984	0	0
Ginnie Mae3	1,704	0	1,704	0	0
Residential mortgage-backed securities	572,590	0	572,590	0	0
Trading securities	8,012,676	0	8,012,676	0	0

Derivative fair value	81,162	0	62,337	0	18,825
Net cash collateral (received) delivered	(65,216)	0	0	0	(65,216)
Derivative assets	15,946	0	62,337	0	(46,391)

TOTAL ASSETS MEASURED AT FAIR VALUE	$8,028,622	$0	$8,075,013	$0	$(46,391)

Derivative fair value	$333,689	$0	$326,264	$0	$7,425
Net cash collateral received (delivered)	(93,059)	0	0	0	(93,059)
Derivative liabilities	240,630	0	326,264	0	(85,634)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$240,630	$0	$326,264	$0	$(85,634)
__________
1	See Note 19 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis at Level 3 fair value as of December 31, 2009.

Fair Value on a Nonrecurring Basis. The FHLBank measures certain held-to-maturity securities and mortgage loans (including real estate owned) at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents these assets by level within the valuation hierarchy, for which a nonrecurring change in fair value has been recorded (in thousands):

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Real estate owned	$368	$0	$368	$0

Although the FHLBank recognized OTTI on three held-to-maturity securities during the year ended December 31, 2009, none of these securities were recorded at fair value as of December 31, 2009. At the dates of impairment, these held-to-maturity securities were measured at Level 3 fair value. OTTI charges for which a fair value adjustment has been included in the Statement of Income for the year ended December 31, 2009 are summarized in Note 6.

The FHLBank recognized an other-than-temporary impairment charge as of December 31, 2008. The following table presents the investment securities by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities	$3,218	$0	$0	$3,218

OTTI charges for which a fair value adjustment has been included in the Statement of Income for the year ended December 31, 2008 are summarized in Note 6.

Fair Values. The following fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of December 31, 2009 and 2008. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Subjectivity of Estimates. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on fair values. Since these fair values are determined as of a specific point in time, they are susceptible to material near term changes.

Cash and Due From Banks: The fair values approximate the recorded book balances.

Interest-bearing Deposits: The balance is comprised of interest-bearing deposits in banks. Based on the nature of the accounts, the recorded book value approximates the fair value.

Federal Funds Sold: The book value of overnight Federal funds approximates fair value, and term Federal funds are valued using projected future cash flows discounted at the current replacement rate.

Investment Securities: The fair values of investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models using the assumptions in the following table:

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
Mortgage-backed securities
Fair value is derived from market trades or quotes for similar securities or estimated cash flows incorporating actual specific collateral performance, estimates of future specific collateral performance, estimates of future interest rate volatility, and issuer credit indications, if applicable, and discounted using the adjusted benchmark tranche yield. The FHLBank changed the technique used to estimate the fair value of MBS during the quarter ended September 30, 2009. Under the new methodology, the FHLBank requests prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the FHLBank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. This change in pricing technique did not have a significant impact on the fair values of the FHLBank’s MBS.

Advances: The fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. The discount rate used in the variable rate advance calculations was current LIBOR. The discount rates used in the fixed rate advance calculations were the replacement advance rates with no distinction for volume discounts.

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

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of December 31, 2009 and 2008.

Accrued Interest Receivable and Payable: The fair values approximate the recorded book balances.

Derivative Assets/Liabilities: The FHLBank bases the fair values of derivatives on instruments with similar terms or available market prices including accrued interest receivable and payable. The fair values are based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The fair values use standard valuation techniques for derivatives, such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk in derivative transactions because of the potential nonperformance by the derivative counterparties. To mitigate this risk, the FHLBank enters into master netting agreements for derivative agreements with highly-rated institutions. In addition, the FHLBank has entered into bilateral security agreements with all active derivative dealer counterparties. These agreements provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives. The derivative fair values are netted by counterparty where such legal right exists and offset against fair value amounts recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

Deposits: The fair values of deposits are determined by calculating the present values of the expected future cash flows from the deposits, regardless of re-pricing or maturity. The calculated present values are reduced by the accrued interest payable. The discount rates used in these calculations were the cost of deposits with similar terms.

Consolidated Obligations: The fair values for consolidated obligation bonds and discount notes are determined based on projected future cash flows. Fixed rate consolidated obligations that do not contain options are discounted using a replacement rate. Variable rate consolidated obligations that do not contain options are discounted using LIBOR. Consolidated obligations that contain optionality are valued using estimates of future interest rate volatility and discounted using LIBOR.

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

Standby Letters of Credit: The fair values of standby letters of credit are based on the present value of fees currently charged for similar agreements. The value of these guarantees is recognized and recorded in other liabilities.

Standby Credit Facility: The fair value of the FHLBank’s commitments to extend credit through the SCF product outstanding as of December 31, 2008 was based on the present value of future fees on existing agreements with fees determined using rates currently charged for similar agreements. The value of these commitments to extend credit through the SCF product was recognized and recorded in other liabilities as of December 31, 2008.

Standby Bond Purchase Agreements: The fair values of the standby bond purchase agreements are estimated using the present value of the future fees on existing agreements with fees determined using rates currently charged for similar agreements.

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of December 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$494,553	$0	$494,553

Interest-bearing deposits	54	0	54

Federal funds sold	945,000	0	945,000

Trading securities	8,012,676	0	8,012,676

Held-to-maturity securities	7,390,211	(197,254)	7,192,957

Advances	22,253,629	169,709	22,423,338

Mortgage loans held for portfolio, net of allowance	3,333,784	93,405	3,427,189

Accrued interest receivable	103,057	0	103,057

Derivative assets	15,946	0	15,946

Liabilities:
Deposits	1,068,757	0	1,068,757

Consolidated obligation discount notes	11,586,835	5,037	11,581,798

Consolidated obligation bonds	27,524,799	(223,638)	27,748,437

Mandatorily redeemable capital stock	22,437	0	22,437

Accrued interest payable	153,710	0	153,710

Derivative liabilities	240,630	0	240,630

Other Asset (Liability):
Standby letters of credit	(1,213)	0	(1,213)

Standby bond purchase agreements	386	3,830	4,216

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of December 31, 2008 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$75	$0	$75

Interest-bearing deposits	3,348,212	0	3,348,212

Federal funds sold	384,000	167	384,167

Trading securities	4,652,700	0	4,652,700

Held-to-maturity securities	11,050,897	(596,305)	10,454,592

Advances	35,819,674	160,123	35,979,797

Mortgage loans held for portfolio, net of allowance	3,023,805	68,908	3,092,713

Accrued interest receivable	138,770	0	138,770

Derivative assets	34,526	0	34,526

Liabilities:
Deposits	1,703,531	(1,952)	1,705,483

Consolidated obligation discount notes	26,261,411	(34,178)	26,295,589

Consolidated obligation bonds	27,421,634	(284,257)	27,705,891

Mandatorily redeemable capital stock	34,806	0	34,806

Accrued interest payable	253,743	0	253,743

Derivative liabilities	404,356	0	404,356

Other Asset (Liability):
Standby letters of credit	(1,321)	0	(1,321)

Standby credit facility	(778)	0	(778)

Standby bond purchase agreements	135	1,390	1,525

NOTE 17 – COMMITMENTS AND CONTINGENCIES

As provided by the Bank Act or Finance Agency regulation and as described in Note 11, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $891,666,741,000 and $1,198,203,815,000 as of December 31, 2009 and 2008, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of December 31, 2009, FHLBank Topeka believes that a loss accrual is not necessary at this time.

During the third quarter of 2008, each FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Recovery Act. The GSECF was designed to serve as a contingent source of liquidity for the housing government-sponsored enterprises, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would have been considered obligations with the same joint and several liability as all other consolidated obligations. The terms of the borrowings would have been agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank advances to members that had been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. Each FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a weekly list of eligible advance collateral based upon the Lending Agreement. The amount of collateral was subject to increase or decrease (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of advance collateral held by the FHLBank as borrower-in-custody or through the delivery of MBS issued by Fannie Mae or Freddie Mac to a custodial National Book Entry System account established through the Federal Reserve Bank of New York for the benefit of the Treasury. The GSECF expired on December 31, 2009 with no FHLBank having ever drawn on this available source of liquidity.

Standby credit facility (SCF) commitments that legally bind and unconditionally obligate the FHLBank for additional advances to stockholders totaled $0 and $1,000,000,000 as of December 31, 2009 and 2008, respectively. SCF commitments are executed for members for a fee and are for terms of one year. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2009, outstanding standby letters of credit totaled $3,093,204,000 and had original terms of six days to seven years with a final expiration in 2013. As of December 31, 2008, outstanding standby letters of credit totaled $2,751,362,000 and had original terms of seven days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,213,000 and $1,321,000 as of December 31, 2009 and 2008, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $35,364,000 and $141,357,000 as of December 31, 2009 and 2008, respectively. Commitments are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statement of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(312,000) and $(1,539,000) as of December 31, 2009 and 2008, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. There were $2,128,000 outstanding commitments for this product as of December 31, 2009.

The total FLA, which represents commitments that unconditionally obligate the FHLBank to absorb credit losses associated with PFI master commitments (mortgage loan pools), amounted to $17,344,000 and $14,669,000 as of December 31, 2009 and 2008, respectively. Under the MPF Program, the first layer of credit loss is absorbed by the equity of the borrower in the real estate securing the loan. As is customary for conventional mortgage loans, primary mortgage insurance (PMI) is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the equity layer are absorbed by the FHLBank up to the FLA predefined limit for a pool of mortgage loans. If losses beyond this layer are incurred for the pool of mortgage loans, the losses are absorbed through the CE obligation for the pool of mortgage loans provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by a PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the FHLBank pays CE fees to the PFI. The size of each PFI’s CE obligation is generally calculated on pools of mortgage loans sold into the MPF Program by the PFI so that the likelihood of losses on the pool in excess of the second layer is the same as the likelihood of losses for an investor in a AA-rated MBS. As a result of the protection afforded by these procedures, and its credit loss experience through December 31, 2009, the FHLBank anticipates its total exposure to absorbing probable FLA losses related to the MPF Program as of December 31, 2009 will not exceed its allowance for credit losses, which was $1,897,000 as of December 31, 2009.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,617,134,000 and $1,311,906,000 as of December 31, 2009 and 2008, respectively. The FHLBank was required to purchase $193,730,000 in bonds under these agreements during 2008. These bonds were classified as AFS securities, and were acquired at par and sold at par. The FHLBank was not required to purchase any bonds under these agreements during 2009. The fair values of standby bond purchase agreements as of December 31, 2009 and 2008 are reported in Note 16.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of December 31, 2009 and 2008, the FHLBank had delivered cash with a book value of $93,050,000 and $245,600,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

As of December 31, 2009, the FHLBank committed to enter into the sale of consolidated obligation discount notes and bonds at par amounts of $750,000,000 and $485,000,000, respectively, with January 2010 settlement dates.

Net rental costs under operating leases of approximately $93,000, $94,000 and $101,000 in 2009, 2008 and 2007, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in the following table (in thousands):

Year	Premises	Equipment	Total
2010	$56	$46	$102
2011	46	38	84
2012	45	36	81
2013	45	36	81
2014	45	0	45
Thereafter	109	0	109
TOTAL	$346	$156	$502

During 2002, the FHLBank entered into a 20-year direct financing lease with a member for a building complex and property. In conjunction with this lease transaction, the FHLBank acquired $50,000,000 in industrial revenue bonds (IRBs) from the City of Topeka, which are collateralized by the building complex and property. The IRBs are recorded in other assets. The FHLBank is leasing the building complex and property from the City of Topeka for a period of 10 years. The IRBs have a maturity of 10 years with interest, principal amounts and payment dates that correspond to the FHLBank’s lease with the City of Topeka. All rental payments flow from the FHLBank through a trustee, and the FHLBank receives payments on the IRBs. The present value of the net minimum lease payments under this capital lease with the City of Topeka is recorded in other liabilities. The FHLBank is leasing the portion of the property and building occupied by the member back to the member under a 20-year direct financing lease. Either party has the option to terminate this lease after 15 years. The net investment in the direct financing lease with the member is recorded in other assets. The FHLBank’s $7,896,000 up-front payment for its portion of the building complex is recorded in premises, software and equipment. On October 31, 2005, the FHLBank amended its lease to occupy additional building space, thereby reducing the portion of the property previously leased back to the member and decreasing the member’s future lease payments. All other provisions of the original lease remain in effect. The net reduction in the lease receivable is recorded in premises, software and equipment.

The following table shows the future minimum lease receivable under the direct financing lease, as amended, with the member and future minimum lease payment obligation under the capital lease with the City of Topeka as of December 31, 2009 (in thousands):

Year	Lease Receivable	Lease Obligation
2010	$3,623	$5,719
2011	3,623	5,431
2012	3,623	5,144
2013	3,623	0
2014	3,623	0
Thereafter	27,176	0
Net minimum lease payments	45,291	16,294
Less amount representing interest	(14,714)	(1,294)
PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS	$30,577	$15,000

Unearned income on the direct financing lease is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease.

The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2009, the total original par value of customer securities held by the FHLBank under this arrangement was $52,583,622,000.

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2009 and 2008, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

Transactions with members are entered into in the ordinary course of business. In instances where members also have officers or directors who are directors of the FHLBank, transactions with those members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other transactions with members. For financial reporting and disclosure purposes, the FHLBank defines related parties as FHLBank directors’ financial institutions and members with capital stock investments in excess of 10 percent of the FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock.

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of December 31, 2009 and 2008 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in either 2009 or 2008 (in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$177,943	13.6%	$178,943	11.0%

2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
U.S. Central Federal Credit Union1	KS	$1,000	0.2%	$269,760	16.8%	$270,760	11.9%
MidFirst Bank	OK	2,600	0.4	259,695	16.2	262,295	11.5
Total		$3,600	0.6%	$529,455	33.0%	$533,055	23.4%
__________
1	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2009 and 2008 are summarized in the following table (in thousands). Information is only listed for the year in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the years presented, the applicable column is left blank.

	2009		2008		2009		2008
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent Of Total	Outstanding Deposits1	Percent of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$3,500,000	16.0%	$5,019,600	14.3%	$798	0.1%	$940	0.1%
U.S. Central Federal Credit Union2			5,370,000	15.4			40	0.0
TOTAL	$3,500,000	16.0%	$10,389,600	29.7%	$798	0.1%	$980	0.1%

1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.
2	U.S. Central Federal Credit Union was placed into conservatorship by the National Credit Union Administration on March 20, 2009.

Neither U.S. Central Federal Credit Union nor MidFirst Bank originated mortgage loans for or sold mortgage loans into the MPF program during the year ended December 31, 2008. Additionally, MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF program during the year ended December 31, 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of December 31, 2009 and 2008 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands) in 2009 or 2008. Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Vision Bank, NA	OK	$976	0.3%	$2,755	0.2%	$3,731	0.2%
Golden Belt Bank, FSA	KS	268	0.1	2,842	0.2	3,110	0.2
Morgan Federal Bank	CO	196	0.1	1,742	0.1	1,938	0.1
First National Bank	KS	691	0.2	524	0.1	1,215	0.1
Chickasha Bank & Trust Co.	OK	372	0.1	286	0.0	658	0.1
Yampa Valley Bank	CO	299	0.1	79	0.0	378	0.0
Bankers Bank of Kansas	KS	237	0.1	4	0.0	241	0.0
Lisco State Bank	NE	32	0.0	68	0.0	100	0.0
TOTAL		$3,071	1.0%	$8,300	0.6%	$11,371	0.7%

2008
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Vision Bank, NA	OK	$3,611	0.5%	$58	0.0%	$3,669	0.2%
Liberty Federal Savings Bank	OK	1,077	0.2	2,295	0.1	3,372	0.1
Golden Belt Bank, FSA	KS	699	0.1	2,335	0.1	3,034	0.1
First National Bank	KS	1,287	0.2	1,281	0.1	2,568	0.1
Morgan Federal Bank	CO	185	0.0	1,705	0.1	1,890	0.1
Yampa Valley Bank	CO	364	0.1	792	0.1	1,156	0.1
Chickasha Bank & Trust Co.	OK	597	0.1	52	0.0	649	0.0
Bankers Bank of Kansas	KS	241	0.0	2	0.0	243	0.0
Lisco State Bank	NE	47	0.0	51	0.0	98	0.0
TOTAL		$8,108	1.2%	$8,571	0.5%	$16,679	0.7%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of December 31, 2009 and 2008 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	2009		2008		2009		2008
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Vision Bank, NA	$13,978	0.1%	$19,223	0.0%	$4	0.0%	$72	0.0%
Golden Belt Bank, FSA	26,147	0.1	27,933	0.1	1,521	0.1	2,037	0.1
Morgan Federal Bank	22,700	0.1	29,633	0.1	737	0.1	676	0.1
First National Bank	12,000	0.1	32,546	0.1	5,101	0.5	108	0.0
Chickasha Bank & Trust Co.	7,930	0.0	7,204	0.0	22	0.0	15,656	0.9
Yampa Valley Bank	7,500	0.0	20,800	0.1	164	0.0	47	0.0
Bankers Bank of Kansas, NA	0	0.0	0	0.0	7	0.0	14	0.0
Lisco State Bank	586	0.0	860	0.0	17	0.0	54	0.0
Liberty Federal Savings Bank			51,900	0.1			254	0.0
TOTAL	$90,841	0.4%	$190,099	0.5%	$7,573	0.7%	$18,918	1.1%

The following table presents mortgage loans funded or acquired during the years ended December 31, 2009 and 2008 for members that had an officer or director serving on the FHLBank’s board of directors in 2009 or 2008 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	2009		2008
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
Vision Bank, NA	$0	0.0%	$0	0.0%
Golden Belt Bank, FSA	23,304	2.0	17,436	1.8
Morgan Federal Bank	3,457	0.3	2,226	0.2
First National Bank	4,874	0.4	3,220	0.3
Chickasha Bank & Trust Co.	0	0.0	0	0.0
Yampa Valley Bank	0	0.0	0	0.0
Bankers Bank of Kansas, NA	0	0.0	0	0.0
Lisco State Bank	0	0.0	0	0.0
Liberty Federal Savings Bank			0	0.0
TOTAL	$31,635	2.7%	$22,882	2.3%

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2009, 2008 and 2007 (in thousands). All transactions occurred at market prices.

Business Activity	2009	2008	2007
Average overnight interbank loan balances to other FHLBanks1	$1,682	$5,350	$4,085
Average overnight interbank loan balances from other FHLBanks1	7,290	7,664	4,167
Average deposit balance with FHLBank of Chicago for shared expense transactions2	58	33	0
Average deposit balance with FHLBank of Chicago for MPF transactions2	26	22	28
Transaction charges paid to FHLBank of Chicago for transaction service fees3	1,457	1,131	962
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	106,320	209,043
Net premium (discount) on purchases of consolidated obligation issued on behalf of other FHLBanks4	0	6,900	6,666

1
Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

2	Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.
3	Fees are calculated monthly based on 5 basis points per annum of outstanding loans funded since January 1, 2004 and are recorded in other expense.
4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 4. Interest income earned on these securities totaled $15,180,000, $16,455,000 and $1,458,000 for the years ended December 31, 2009, 2008 and 2007, respectively.