Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Topeka
filed 2010-05-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 10, 2010
Class A Stock, par value $100	3,213,819
Class B Stock, par value $100	13,273,403

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” or other variations on these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to: legislative and regulatory actions or changes; future economic and market conditions; changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System; effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements; the effects of amortization/accretion; gains/losses on derivatives or on trading investments; the volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1); pricing of various mortgage finance products under the MPF Program by the MPF Provider since the FHLBank has only limited input on pricing through our participation on the MPF Governance Committee; and adverse developments or events affecting or involving other FHLBanks, housing government sponsored enterprises (GSE) or the FHLBank System in general. For additional information regarding these and other risks, see Item 1A – “Risk Factors” in the annual report on Form 10-K, incorporated by reference herein.

All forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by this cautionary notice. The reader should not place undue reliance on such forward-looking statements, since the statements speak only as of the date that they are made and the FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward-looking statement for any reason.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

1   "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited

(In thousands, except par value)
	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$37,683	$494,553
Interest-bearing deposits	70	54
Federal funds sold	1,948,000	945,000
Trading securities (Note 3)	5,721,046	8,012,676
Held-to-maturity securities1 (Note 4)	8,983,347	7,390,211
Advances (Note 5)	22,210,991	22,253,629
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $2,553 and $1,897 (Note 6)	3,363,446	3,333,784
Accrued interest receivable	88,327	103,057
Premises, software and equipment, net	13,962	14,575
Derivative assets (Note 7)	28,936	15,946
Other assets (Note 10)	62,583	68,126

TOTAL ASSETS	$42,458,391	$42,631,611

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$136,992	$135,719
Overnight	1,502,000	885,400
Term	123,500	32,250
Non-interest-bearing:
Demand	18	0
Other	17,295	15,388
Total deposits	1,779,805	1,068,757

Consolidated obligations, net (Note 8):
Discount notes	14,625,721	11,586,835
Bonds	23,469,731	27,524,799
Total consolidated obligations, net	38,095,452	39,111,634

Mandatorily redeemable capital stock (Note 11)	16,961	22,437
Accrued interest payable	155,338	153,710
Affordable Housing Program (Note 9)	42,044	44,117
Payable to Resolution Funding Corp. (REFCORP) (Note 10)	0	11,556
Derivative liabilities (Note 7)	224,223	240,630
Other liabilities	228,882	32,860

TOTAL LIABILITIES	40,542,705	40,685,701

Commitments and contingencies (Note 14)

Capital (Note 11):
Capital stock outstanding – putable:
Class A ($100 par value; 2,938 and 2,936 shares issued and outstanding)	293,843	293,554
Class B ($100 par value; 13,328 and 13,091 shares issued and outstanding)	1,332,845	1,309,142
Total capital stock	1,626,688	1,602,696
Retained earnings	315,138	355,075
Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(24,042)	(9,719)
Defined benefit pension plan – prior service cost	5	6
Defined benefit pension plan – net loss	(2,103)	(2,148)

TOTAL CAPITAL	1,915,686	1,945,910

TOTAL LIABILITIES AND CAPITAL	$42,458,391	$42,631,611
__________
1    Fair value: $8,876,371 and $7,192,957 as of March 31, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2010	2009
INTEREST INCOME:
Interest-bearing deposits	$31	$3,093
Federal funds sold	1,017	1,283
Trading securities	23,037	31,203
Held-to-maturity securities	41,003	62,026
Advances	49,410	123,164
Prepayment fees on terminated advances	369	753
Mortgage loans held for portfolio	41,644	39,708
Overnight loans to other Federal Home Loan Banks	1	3
Other	705	804
Total interest income	157,217	262,037

INTEREST EXPENSE:
Deposits	544	2,522
Consolidated obligations:
Discount notes	3,634	47,927
Bonds	89,798	149,209
Mandatorily redeemable capital stock (Note 11)	62	294
Other	232	292
Total interest expense	94,270	200,244

NET INTEREST INCOME	62,947	61,793
Provision for credit losses on mortgage loans	759	10
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	62,188	61,783

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(17,385)	(1,059)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	15,953	1,018
Net other-than-temporary impairment losses on held-to-maturity securities	(1,432)	(41)
Net gain (loss) on trading securities (Note 3)	3,325	9,873
Net gain (loss) on derivatives and hedging activities (Note 7)	(85,383)	19,770
Service fees	1,326	1,524
Standby bond purchase agreement commitment fees (Note 14)	773	520
Other	72	115
Total other income (loss)	(81,319)	31,761

OTHER EXPENSES:
Compensation and benefits	6,004	5,740
Other operating	3,042	3,611
Finance Agency	421	452
Office of Finance	591	477
Other	401	388
Total other expenses	10,459	10,668

INCOME (LOSS) BEFORE ASSESSMENTS	(29,590)	82,876

Affordable Housing Program (Note 9)	0	6,796
REFCORP (Note 10)	0	15,216
Total assessments	0	22,012

NET INCOME (LOSS)	$(29,590)	$60,864

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2010 AND 2009 – Unaudited

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to non-credit portion of other-than-temporary impairment losses on held-to-maturity securities as of January 1, 2009					3,349	(3,349)	0
Proceeds from issuance of capital stock	24	2,398	1,431	143,122			145,520
Repurchase/redemption of capital stock			(137)	(13,722)			(13,722)
Comprehensive income (loss):
Net income (loss)					60,864
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(1,018)
Amortization of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						333
Amortization of prior service cost on defined benefit pension plan						(2)
Amortization of net loss on defined benefit pension plan						50
Total comprehensive income (loss)							60,227
Net reclassification of shares to mandatorily redeemable capital stock	(618)	(61,851)	(3,851)	(385,036)			(446,887)
Net transfer of shares between Class A and Class B	77	7,740	(77)	(7,740)			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.5%):
Cash payment					(82)		(82)
Stock issued			104	10,409	(10,409)		0
BALANCE – MARCH 31, 2009	5,822	$582,228	13,534	$1,353,427	$210,644	$(5,998)	$2,140,301
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2010 AND 2009 – Unaudited (continued)

(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	2	289	339	33,886			34,175
Comprehensive income (loss):
Net income (loss)					(29,590)
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(15,953)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						1,297
Amortization of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						333
Amortization of prior service cost on defined benefit pension plan						(1)
Amortization of net loss on defined benefit pension plan						45
Total comprehensive income (loss)							(43,869)
Net reclassification of shares to mandatorily redeemable capital stock			(205)	(20,446)			(20,446)
Dividends on capital stock (Class A – 0.8%, Class B –3.0%):
Cash payment					(84)		(84)
Stock issued			103	10,263	(10,263)		0
BALANCE – MARCH 31, 2010	2,938	$293,843	13,328	$1,332,845	$315,138	$(26,140)	$1,915,686
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,590)	$60,864

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(2,011)	(33,414)
Concessions on consolidated obligation bonds	3,412	4,296
Premiums and discounts on investments, net	(623)	(658)
Premiums, discounts and commitment fees on advances, net	(3,718)	(5,198)
Discounts on Housing and Community Development advances	(1)	(1)
Premiums, discounts and deferred loan costs on mortgage loans, net	440	931
Fair value adjustments on hedged assets or liabilities	3,787	5,482
Premises, software and equipment	1,034	1,001
Other	44	48
Provision for credit losses on mortgage loans	759	10
Non-cash interest on mandatorily redeemable capital stock	62	291
Net loss on other-than-temporarily impaired held-to-maturity securities	1,432	41
Net realized (gain) loss on disposals of premises, software and equipment	19	6
Other (gains) losses	(6)	1
Net (gain) loss on trading securities	(3,325)	(9,873)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(4,415)	(48,656)
(Increase) decrease in accrued interest receivable	14,768	33,405
Change in net accrued interest included in derivative assets	(19,202)	(20,548)
(Increase) decrease in other assets	(456)	838
Increase (decrease) in accrued interest payable	1,635	(41,137)
Change in net accrued interest included in derivative liabilities	(6,885)	23,174
Increase (decrease) in Affordable Housing Program liability	(2,073)	5,024
Increase (decrease) in REFCORP liability	(11,556)	15,216
Increase (decrease) in other liabilities	734	(6,564)
Total adjustments	(26,145)	(76,285)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(55,735)	(15,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	33,884	(3,196,752)
Net (increase) decrease in Federal funds sold	(1,003,000)	19,000
Net (increase) decrease in short-term trading securities	2,254,368	(741,822)
Proceeds from maturities of and principal repayments on long-term trading securities	40,321	36,534
Net (increase) decrease in short-term held-to-maturity securities	0	1,345,836
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	772,110	461,472
Purchases of long-term held-to-maturity securities	(2,175,111)	0
Principal collected on advances	8,756,732	84,496,311
Advances made	(8,685,333)	(75,799,296)
Principal collected on mortgage loans held for portfolio	117,888	260,818
Purchase or origination of mortgage loans held for portfolio	(149,943)	(352,800)
Proceeds from sale of foreclosed assets	1,699	0
Principal collected on other loans made	394	368
Proceeds from sale of premises, software and equipment	39	10
Purchases of premises, software and equipment	(479)	(621)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(36,431)	6,529,058

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited

(In thousands)
	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$737,948	$(32,308)
Net proceeds from issuance of consolidated obligations:
Discount notes	30,061,103	54,575,164
Bonds	4,778,630	6,446,346
Payments for maturing and retired consolidated obligations:
Discount notes	(27,021,921)	(60,358,859)
Bonds	(8,889,655)	(6,795,400)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	75	0
Net interest payments received (paid) for financing derivatives	(33,991)	(23,014)
Proceeds from issuance of capital stock	34,175	145,520
Payments for repurchase/redemption of capital stock	0	(13,722)
Payments for repurchase of mandatorily redeemable capital stock	(25,984)	(452,281)
Cash dividends paid	(84)	(82)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(364,704)	(6,513,636)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(456,870)	1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	494,553	75
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37,683	$76

Supplemental disclosures:
Interest paid	$103,615	$280,669

Affordable Housing Program payments	$2,124	$1,843

REFCORP payments	$11,556	$0

Net transfers of mortgage loans to real estate owned	$1,395	$0

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to FinancialStatements (Unaudited)
March 31, 2010

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2009. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 25, 2010 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Fair Value Measurements and Disclosures–Improving Disclosures about Fair Value Measurements. In January 2010, the Financial Accounting Standards Board (FASB) issued guidance amending existing fair value measurement and disclosure guidance. The amended guidance will require the FHLBank to: (1) disclose separately the transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) present the purchases, sales, issuances, and settlements disclosed in the Level 3 roll forward on a gross basis, instead of net; (3) disaggregate the statement of condition assets and liabilities by class for disclosing the recurring and non-recurring fair value measurements; and (4) disclose the valuation technique used and inputs used in determining the fair value of each class of asset or liability that is classified as a Level 2 or Level 3 fair value measurement. The guidance related to the new disclosures and clarifications of existing disclosures was effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank) and the guidance related to the presentation of the Level 3 reconciling items at gross values is effective for interim and annual periods beginning after December 15, 2010 (January 1, 2011 for the FHLBank). Comparative disclosures are not required in the period of initial adoption for any previous periods presented. The adoption of this guidance increased the FHLBank’s financial statement disclosures but did not affect the FHLBank’s financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets. In June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (1) the removal of the concept of qualifying special purpose entities; (2) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (3) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The FHLBank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – TRADING SECURITIES

Major Security Types: Trading securities as of March 31, 2010 and December 31, 2009 are summarized in the following table (in thousands):

	Fair Value
	March 31, 2010	December 31, 2009
Certificates of deposit	$1,919,989	$3,109,967
Bank notes	84,999	89,996
Commercial paper	1,529,838	2,589,560
FHLBank1 obligations	271,196	280,761
Fannie Mae2 obligations	389,887	390,559
Freddie Mac2 obligations	978,657	979,243
Subtotal	5,174,566	7,440,086
Mortgage-backed securities:
Fannie Mae residential2	325,236	337,902
Freddie Mac residential2	219,580	232,984
Ginnie Mae residential3	1,664	1,704
Mortgage-backed securities	546,480	572,590
TOTAL	$5,721,046	$8,012,676

1	See Note 16 for transactions with other FHLBanks.
2
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The fair values of trading securities by contractual maturity as of March 31, 2010 and December 31, 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010	December 31, 2009
Due in one year or less	$3,639,639	$5,789,523
Due after one year through five years	589,856	707,338
Due after five years through 10 years	945,071	943,225
Due after 10 years	0	0
Subtotal	5,174,566	7,440,086
Mortgage-backed securities	546,480	572,590
TOTAL	$5,721,046	$8,012,676

Net realized and unrealized net gains (losses) on trading securities during the three-month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three-month Period Ended
	March 31, 2010	March 31, 2009
Net unrealized gains (losses) on trading securities held at March 31, 2010	$3,352	$10,352
Net realized and unrealized gains (losses) on trading securities sold or matured prior to March 31, 2010	(27)	(479)
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$3,325	$9,873

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of March 31, 2010 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in AOCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$108,470	$0	$108,470	$181	$162	$108,489
Subtotal	108,470	0	108,470	181	162	108,489
Mortgage-backed securities:
Fannie Mae residential1	3,728,229	0	3,728,229	20,971	8,492	3,740,708
Freddie Mac residential1	3,408,372	0	3,408,372	22,029	6,426	3,423,975
Ginnie Mae residential2	27,853	0	27,853	1,668	1	29,520
Private-label mortgage-backed securities:
Residential loans	1,668,062	22,730	1,690,792	1,886	162,992	1,529,686
Commercial loans	40,088	0	40,088	1,259	0	41,347
Home equity loans	2,010	1,312	3,322	32	963	2,391
Manufactured housing loans	263	0	263	0	8	255
Mortgage-backed securities	8,874,877	24,042	8,898,919	47,845	178,882	8,767,882
TOTAL	$8,983,347	$24,042	$9,007,389	$48,026	$179,044	$8,876,371
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in AOCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$115,858	$0	$115,858	$205	$152	$115,911
Subtotal	115,858	0	115,858	205	152	115,911
Mortgage-backed securities:
Fannie Mae residential1	2,693,071	0	2,693,071	10,465	18,214	2,685,322
Freddie Mac residential1	2,690,569	0	2,690,569	13,711	16,995	2,687,285
Ginnie Mae residential2	29,876	0	29,876	1,479	33	31,322
Private-label mortgage-backed securities:
Residential loans	1,818,370	7,616	1,825,986	930	197,325	1,629,591
Commercial loans	40,108	0	40,108	645	0	40,753
Home equity loans	2,025	2,103	4,128	0	1,674	2,454
Manufactured housing loans	334	0	334	0	15	319
Mortgage-backed securities	7,274,353	9,719	7,284,072	27,230	234,256	7,077,046
TOTAL	$7,390,211	$9,719	$7,399,930	$27,435	$234,408	$7,192,957
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of March 31, 2010. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$2,328	$162	$0	$0	$2,328	$162
Subtotal	2,328	162	0	0	2,328	162
Mortgage-backed securities:
Fannie Mae residential1	457,113	1,234	799,995	7,258	1,257,108	8,492
Freddie Mac residential1	279,074	260	725,463	6,166	1,004,537	6,426
Ginnie Mae residential2	0	0	958	1	958	1
Private-label mortgage-backed securities:
Residential loans	97,196	615	1,227,525	162,377	1,324,721	162,992
Home equity loans	0	0	1,525	963	1,525	963
Manufactured housing loans	0	0	255	8	255	8
Mortgage-backed securities	833,383	2,109	2,755,721	176,773	3,589,104	178,882
TOTAL TEMPORARILY IMPAIRED SECURITIES	$835,711	$2,271	$2,755,721	$176,773	$3,591,432	$179,044
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

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

For Agency mortgage-backed securities (MBS), the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of March 31, 2010, all of the gross unrealized losses on its Agency MBS are temporary.

The FHLBanks’ OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks, has responsibility for reviewing and approving the key modeling assumptions, input and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. To support consistency among the FHLBanks, FHLBank Topeka completed its OTTI analysis primarily based upon cash flow analysis prepared by FHLBank of San Francisco on behalf of FHLBank Topeka using key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit and manufactured housing loans were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank utilizing other methodologies.

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of March 31, 2010, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the 6 to 12 month period beginning January 1, 2010. Thereafter, home prices are projected to increase zero percent in the first six months, one percent in the next six months, three percent in the second year and four percent in each subsequent year.

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

As a result of these security-level evaluations, the FHLBank determined that 10 private-label MBS were other-than-temporarily impaired as of March 31, 2010 because the FHLBank determined that it was likely that it would not recover the entire amortized cost of these securities. These securities included eight private-label MBS that were identified as other-than-temporarily impaired prior to 2010 (additional credit impairment was recorded on five of the eight securities in the first quarter of 2010) and two private-label MBS that were first identified as other-than-temporarily impaired in the first quarter of 2010. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in accumulated other comprehensive income (loss) (AOCI) is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the 10 OTTI securities.

For those securities for which an OTTI was determined to have occurred as of March 31, 2010 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2005	6.0%	6.0%	10.6%	10.6%	48.6%	48.6%	3.4%	3.4%

Alt-A:
2005	9.7	9.6-10.2	20.9	11.5-57.8	38.0	37.7-39.3	7.9	3.9-24.0

TOTAL	9.0%	6.0-10.2%	18.9%	10.6-57.8%	40.1%	37.7-48.6%	7.0%	3.4-24.0%

Home Equity Loans1
Year of Securitization	Significant Inputs
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2003 and earlier	4.3%	3.0-6.6%	6.1%	$5.0-8.0%	91.7%	87.5-100.6%
__________
1	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

For the seven private-label securities on which OTTI charges were recognized during the three-month period ended March 31, 2010, the FHLBank’s reported balances as of March 31, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$10,319	$10,167	$9,781	$9,781
Alt-A	42,025	41,037	21,537	21,580
Total private-label residential MBS	52,344	51,204	31,318	31,361

Home equity loans:
Subprime	5,258	3,228	1,964	2,356

TOTAL	$57,602	$54,432	$33,282	$33,717

For the 10 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of March 31, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$22,690	$22,435	$20,811	$20,645
Alt-A	44,840	43,853	22,747	23,112
Total private-label residential MBS	67,530	66,288	43,558	43,757

Home equity loans
Subprime	5,352	3,322	2,010	2,391

TOTAL	$72,882	$69,610	$45,568	$46,148

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three-month periods ended March 31, 2010 and 2009 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month Period Ended
	March 31, 2010			March 31, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$123	$386	$509	$0	$0	$0
Alt-A	583	15,567	16,150	0	0	0
Total private-label residential MBS	706	15,953	16,659	0	0	0

Home equity loans:
Subprime	726	0	726	41	1,018	1,059

TOTAL	$1,432	$15,953	$17,385	$41	$1,018	$1,059

The following table presents a roll-forward of OTTI activity for the three-month periods ended March 31, 2010 and 2009 related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in AOCI (in thousands):

	Three-month Period Ended
	March 31, 2010			March 31, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period1	$2,034	$9,719	$11,753	$1,424	$3,349	$4,773
Additional charge on securities for which OTTI was not previously recognized2	135	15,953	16,088	41	1,018	1,059
Reclassification adjustment of non-credit portion of OTTI included in net income	1,297	(1,297)	0	0	0	0
Amortization of credit component of OTTI3	(326)	0	(326)	(26)	0	(26)
Accretion of OTTI related to all other factors	0	(333)	(333)	0	(333)	(333)
Balance, end of period	$3,140	$24,042	$27,182	$1,439	$4,034	$5,473
__________
1
The FHLBank adopted the new OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initial application totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to accumulated other comprehensive income (loss).

2
For the three-month period ended March 31, 2010, securities previously impaired represent all securities that were impaired prior to January 1, 2010. For the three-month period ended March 31, 2009, securities previously impaired represent all securities that were impaired prior to January 1, 2009.

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

Although there has been improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2010, the fair value of a majority of this portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor it is more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2010 and December 31, 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$0	$0	$0	$0	$0	$0
Due after one year through five years	10	10	10	35	35	35
Due after five years through 10 years	685	685	695	875	875	888
Due after 10 years	107,775	107,775	107,784	114,948	114,948	114,988
Subtotal	108,470	108,470	108,489	115,858	115,858	115,911
Mortgage-backed securities	8,898,919	8,874,877	8,767,882	7,284,072	7,274,353	7,077,046
TOTAL	$9,007,389	$8,983,347	$8,876,371	$7,399,930	$7,390,211	$7,192,957

The carrying value of the FHLBank’s MBS included net discounts of $34,465,000, of which $3,140,000 represented credit related impairment discount and $24,042,000 represented non-credit related impairment discount, as of March 31, 2010. The amortized cost of the FHLBank’s MBS included net discounts of $19,531,000, of which $2,034,000 represented credit related impairment discount and $9,719,000 represented non-credit related impairment discount, as of December 31, 2009. No premiums or discounts were recorded on other held-to-maturity securities as of March 31, 2010 and December 31, 2009.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$33,615	$36,838
Variable rate	74,855	79,020
Subtotal	108,470	115,858

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	585	619
Variable rate	6,962	7,179
Collateralized mortgage obligations:
Fixed rate	1,755,234	1,924,420
Variable rate	7,136,138	5,351,854
Subtotal	8,898,919	7,284,072
TOTAL	$9,007,389	$7,399,930

NOTE 5 – ADVANCES

Redemption Terms: As of March 31, 2010 and December 31, 2009, the FHLBank had advances outstanding at interest rates ranging from zero percent to 8.01 percent as of both period ends as summarized in the following table (in thousands):

	March 31, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,857,322	2.14%	$4,324,971	2.53%
Due after one year through two years	1,941,792	3.37	1,855,344	3.43
Due after two years through three years	1,456,654	2.99	1,978,012	2.66
Due after three years through four years	2,524,811	2.05	2,584,300	2.05
Due after four years through five years	3,077,682	1.65	2,561,556	1.97
Thereafter	7,913,305	2.37	8,525,486	2.25
Total par value	21,771,566	2.31%	21,829,669	2.39%
Discounts on HCD advances	(33)		(33)
Discounts on other advances	(45,942)		(36,364)
Hedging adjustments1	485,400		460,357
TOTAL	$22,210,991		$22,253,629
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2010 and December 31, 2009 include callable advances totaling $7,051,541,000 and $7,318,356,000, respectively. Of these callable advances, there were $7,020,919,000 and $7,287,717,000 of variable rate advances as of March 31, 2010 and December 31, 2009, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	March 31, 2010	December 31, 2009
Due in one year or less	$11,594,034	$11,388,149
Due after one year through two years	1,696,076	1,653,166
Due after two years through three years	1,237,946	1,455,504
Due after three years through four years	1,362,235	1,465,523
Due after four years through five years	1,290,409	1,189,298
Thereafter	4,590,866	4,678,029
TOTAL PAR VALUE	$21,771,566	$21,829,669

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of March 31, 2010 and December 31, 2009 included convertible advances totaling $4,950,782,000 and $5,060,772,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	March 31, 2010	December 31, 2009
Due in one year or less	$8,525,189	$7,902,839
Due after one year through two years	1,627,481	1,658,833
Due after two years through three years	1,160,204	1,603,212
Due after three years through four years	2,662,061	2,595,225
Due after four years through five years	2,860,182	2,505,681
Thereafter	4,936,449	5,563,879
TOTAL PAR VALUE	$21,771,566	$21,829,669

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Par value of advances:
Fixed rate	$13,851,628	63.6%	$13,401,295	61.4%
Variable rate	7,919,938	36.4	8,428,374	38.6
TOTAL PAR VALUE	$21,771,566	100.0%	$21,829,669	100.0%

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

The following table presents information as of March 31, 2010 and December 31, 2009 on mortgage loans held for portfolio (in thousands):

	March 31, 2010	December 31, 2009
Real Estate
Fixed rate, medium-term1, single-family mortgages	$845,598	$852,298
Fixed rate, long-term, single-family mortgages	2,512,364	2,477,167
Total par value	3,357,962	3,329,465
Premiums	18,558	18,045
Discounts	(9,383)	(9,798)
Deferred loan costs, net	1,245	1,145
Hedging adjustments2	(2,383)	(3,176)
Total before Allowance for Credit Losses on Mortgage Loans	3,365,999	3,335,681
Allowance for Credit Losses on Mortgage Loans	(2,553)	(1,897)
MORTGAGE LOANS, NET	$3,363,446	$3,333,784

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The par value of mortgage loans held for portfolio outstanding as of March 31, 2010 and December 31, 2009 was comprised of government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and the Department of Housing and Urban Development) loans totaling $342,326,000 and $322,245,000, respectively, and conventional, size-conforming mortgage loans totaling $3,015,636,000 and $3,007,220,000, respectively.

The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of past and current performance of the FHLBank’s portfolio. The allowance for credit losses on mortgage loans for the three-month periods ended March 31, 2010 and 2009 was as follows (in thousands):

	Three-month period ended
	March 31, 2010	March 31, 2009
Balance, beginning of period	$1,897	$884
Provision for credit losses on mortgage loans	759	10
Charge-offs	(103)	(5)
Balance, end of period	$2,553	$889

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. As of March 31, 2010 and December 31, 2009, the FHLBank had no recorded investments in impaired mortgage loans.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. Credit enhancement fees paid by the FHLBank to participating members totaled $532,000 and $474,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

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

Types of Derivatives: The FHLBank’s Risk Management Policy (RMP) establishes guidelines for its use of derivatives. The FHLBank commonly enters into interest rate swaps (including callable and putable swaps), swaptions, and interest rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates.

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

Interest Rate Caps and Floors – In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price or interest rate. The FHLBank purchases interest rate caps and floors to hedge option risk on the MBS held in the FHLBank’s trading and held-to-maturity portfolios and to hedge embedded caps or floors in the FHLBank’s advances. Premiums paid to acquire caps or floors are accounted for as the fair value of the derivative at inception of the hedge. Interest rate caps and floors are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

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

Advances – With the issuance of a convertible advance, the FHLBank purchases from the member an option that enables the FHLBank to convert an advance from a fixed rate to a variable rate if interest rates increase. Once the FHLBank exercises its option to convert an advance to an at-the-market variable rate, the member then owns the option to terminate the converted advance without fee or penalty on the conversion date and each interest rate reset date thereafter. The FHLBank hedges a convertible advance by entering into a cancelable derivative with a non-member counterparty where the FHLBank pays a fixed rate and receives a variable rate. The derivative counterparty may cancel the derivative on a put date. This type of hedge is designated as a fair value hedge. The counterparty’s decision to cancel the derivative would normally occur in a rising rate environment. If the option is in-the-money, the derivative is cancelled by the derivative counterparty at par (i.e., without any premium or other payment to the FHLBank). When the derivative is cancelled, the FHLBank exercises its option to convert the advance to a variable rate. If a convertible advance is not prepaid by the member upon conversion to an at-the-market variable rate advance (i.e., callable variable rate advance), any hedge-related unamortized basis adjustment is amortized as a yield adjustment.

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

Anticipated Debt Issuance – The FHLBank may enter into interest rate swaps for the anticipated issuance of fixed rate consolidated obligation bonds to hedge the variability in forecasted interest payments associated with fixed rate debt that has not yet been issued. The interest rate swap is terminated upon issuance of the fixed rate bond, with the realized gain or loss on the interest rate swap recorded in AOCI. Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate bonds.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk as of March 31, 2010.

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

As of March 31, 2010 and December 31, 2009, the FHLBank’s maximum credit risk, as defined above, was approximately $121,064,000 and $81,162,000, respectively. These totals include $38,027,000 and $18,825,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $92,128,000 and $65,221,000 as collateral as of March 31, 2010 and December 31, 2009, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $46,655,000 and $38,604,000 as of March 31, 2010 and December 31, 2009, respectively. The counterparty was different each period. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of March 31, 2010, is indicated in the following table (in thousands):

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$2,880	$25,700	$88,549	$3,935	$121,064
Cash collateral held	0	9,002	83,126	0	92,128
Net positive exposure after cash collateral	2,880	16,698	5,423	3,935	28,936
Other collateral	0	0	0	3,935	3,935
Net exposure after collateral	$2,880	$16,698	$5,423	$0	$25,001

Notional amount	$36,000	$11,780,820	$20,834,135	$223,989	$32,874,944
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

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of March 31, 2010 was $281,944,000 for which the FHLBank has posted collateral with a fair value of $59,161,000 in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $127,231,000 of collateral to its derivative counterparties as of March 31, 2010. The FHLBank’s credit rating has not changed in the previous twelve months.

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

As of March 31, 2010 and December 31, 2009, the notional principal of derivative agreements in which the FHLBank is an intermediary was $304,000,000 and $306,000,000, respectively.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2010 (in thousands):

	March 31, 2010
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$12,134,500	$329,623	$9,326,570	$(487,014)	$10,335,108	$113,513	$11,125,962	$(270,904)
Interest rate caps/floors	25,000	0	134,000	(547)	92,000	(288)	67,000	(259)
Total fair value hedges	12,159,500	329,623	9,460,570	(487,561)	10,427,108	113,225	11,192,962	(271,163)

Economic hedges:
Interest rate swaps	1,435,000	11,810	1,701,352	(165,907)	1,939,000	(56,143)	1,197,352	(97,954)
Interest rate caps/floors	7,592,533	150,946	454,000	(1,400)	3,949,300	63,773	4,097,233	85,773
Mortgage delivery commitments	48,752	209	23,237	(40)	48,752	209	23,237	(40)
Total economic hedges	9,076,285	162,965	2,178,589	(167,347)	5,937,052	7,839	5,317,822	(12,221)

TOTAL	$21,235,785	$492,588	$11,639,159	$(654,908)	$16,364,160	$121,064	$16,510,784	$(283,384)

Total derivative fair value						$121,064		$(283,384)
Fair value of cash collateral delivered to counterparties						0		59,161
Fair value of cash collateral received from counterparties						(92,128)		0
NET DERIVATIVE FAIR VALUE						$28,936		$(224,223)

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

For the three-month periods ended March 31, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended
	March 31, 2010	March 31, 2009
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$913	$3,003
Interest rate caps/floors	(32)	(3)
Total net gain (loss) related to fair value hedge ineffectiveness	881	3,000

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(12,535)	30,824
Interest rate caps/floors	(58,094)	(196)
Net interest settlements	(16,836)	(14,375)
Mortgage delivery commitments	1,208	517
Intermediary transactions:
Interest rate swaps	(10)	(7)
Interest rate caps/floors	3	7
Total net gain (loss) related to derivatives not designated as hedging instruments	(86,264)	16,770

Net gains (losses) on derivatives and hedging activities	$(85,383)	$19,770

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended March 31, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	March 31, 2010				March 31, 2009
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) On Derivatives	Gain (Loss) On Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(28,109)	$27,610	$(499)	$(81,356)	$101,558	$(107,669)	$(6,111)	$(62,346)
Consolidated obligation bonds	56,558	(55,143)	1,415	88,730	(68,236)	76,204	7,968	84,131
Consolidated obligation discount notes	(42)	7	(35)	42	(114)	1,257	1,143	1,780
TOTAL	$28,407	$(27,526)	$881	$7,416	$33,208	$(30,208)	$3,000	$23,565
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three-month periods ended March 31, 2010 and 2009 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2010, no amounts relating to hedging activities remain in AOCI.

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Federal Home Loan Bank Act (Bank Act) or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The FHLBanks and the Office of Finance utilize a debt issuance process that provides a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s regulatory capital to total system regulatory capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of the FHLBanks’ with the allocation limited to the lesser of the allocation amount or actual commitment amount.

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,026,344	1.94%	$10,874,777	1.34%
Due after one year through two years	3,228,620	2.16	3,650,320	2.38
Due after two years through three years	2,750,300	2.52	2,494,300	2.76
Due after three years through four years	2,100,000	3.37	2,465,000	3.32
Due after four years through five years	1,949,000	3.12	1,875,000	3.26
Thereafter	6,177,900	4.55	6,002,400	4.50
Total par value	23,232,164	2.96%	27,361,797	2.61%
Premium	37,652		19,403
Discount	(12,436)		(13,332)
Hedging adjustments1	212,351		156,931
TOTAL	$23,469,731		$27,524,799
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2010 and December 31, 2009 includes callable bonds totaling $8,477,900,000 and $8,630,400,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 3 and 4) and MPF mortgage loans (Note 6). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2010 and December 31, 2009 (in thousands):

Year of Maturity of Next Call Date	March 31, 2010	December 31, 2009
Due in one year or less	$13,312,244	$17,648,177
Due after one year through two years	3,493,620	3,625,320
Due after two years through three years	2,947,300	2,306,300
Due after three years through four years	1,550,000	1,850,000
Due after four years through five years	612,000	550,000
Thereafter	1,317,000	1,382,000
TOTAL PAR VALUE	$23,232,164	$27,361,797

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Par value of consolidated obligation bonds:
Fixed rate	$16,110,370	$16,377,525
Step ups	3,327,000	3,622,000
Variable rate	2,872,500	6,567,500
Range bonds	820,900	693,400
Step downs	100,000	100,000
Zero coupon	1,394	1,372
TOTAL PAR VALUE	$23,232,164	$27,361,797

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
March 31, 2010	$14,625,721	$14,627,659	0.13%

December 31, 2009	$11,586,835	$11,588,284	0.08%

NOTE 9 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after the assessment for Resolution Funding Corporation (REFCORP). For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment is discussed in Note 10.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks for a calendar year, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

The following table details the change in the AHP liability for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three-month period ended
	March 31, 2010	March 31, 2009
Appropriated and reserved AHP funds as of the beginning of the period	$44,117	$27,707
AHP set aside based on current year income	0	6,796
Direct grants disbursed	(2,124)	(1,843)
Recaptured funds1	51	71
Appropriated and reserved AHP funds as of the end of the period	$42,044	$32,731

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

The following table details the change in the REFCORP liability for the three-month periods ended March 31, 2010 and 2009 (in thousands):

	Three-month period ended
	March 31, 2010	March 31, 2009
REFCORP (receivable) obligation as of the beginning of the period	$11,556	$(16,015)
REFCORP assessments	0	15,216
REFCORP payments	(11,556)	0
REFCORP (receivable) obligation as of the end of the period	$0	$(799)

NOTE 11 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$461,568	$1,651,903	$646,501	$1,668,140
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.6%
Total capital	$1,698,336	$1,958,787	$1,705,264	$1,980,208
Leverage capital ratio	5.0%	6.6%	5.0%	6.6%
Leverage capital	$2,122,920	$2,784,739	$2,131,581	$2,814,278

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three-month periods ended March 31, 2010 and 2009 (in thousands).

	Three-month period ended
	March 31, 2010	March 31, 2009
Balance at beginning of period	$22,437	$34,806
Capital stock subject to mandatory redemption reclassified from equity during the period	20,446	446,887
Redemption or repurchase of mandatorily redeemable capital stock during the period	(25,984)	(452,281)
Stock dividend classified as mandatorily redeemable capital stock during the period	62	291
Balance at end of period	$16,961	$29,703

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three-month periods ended March 31, 2010 and 2009, were (in thousands):

	Three-month period ended
	March 31, 2010	March 31, 2009
Service cost	$66	$60
Interest cost	98	98
Amortization of prior service cost	(1)	(2)
Amortization of net loss	45	50
NET PERIODIC POSTRETIREMENT BENEFIT COST	$208	$206

NOTE 13 – FAIR VALUES

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

Fair Value on a Recurring Basis. The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of March 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Certificates of deposit	$1,919,989	$0	$1,919,989	$0	$0
Bank notes	84,999	0	84,999	0	0
Commercial paper	1,529,838	0	1,529,838	0	0
FHLBank1 obligations	271,196	0	271,196	0	0
Fannie Mae2 obligations	389,887	0	389,887	0	0
Freddie Mac2 obligations	978,657	0	978,657	0	0
Subtotal	5,174,566	0	5,174,566	0	0
Mortgage-backed securities:
Fannie Mae residential2	325,236	0	325,236	0	0
Freddie Mac residential2	219,580	0	219,580	0	0
Ginnie Mae residential3	1,664	0	1,664	0	0
Mortgage-backed securities	546,480	0	546,480	0	0
Trading securities	5,721,046	0	5,721,046	0	0

Derivative fair value:
Interest-rate related	120,855	0	82,828	0	38,027
Mortgage delivery commitments	209	0	209	0	0
Subtotal	121,064	0	83,037	0	38,027
Net cash collateral (received) delivered	(92,128)	0	0	0	(92,128)
Derivative assets	28,936	0	83,037	0	(54,101)

TOTAL ASSETS MEASURED AT FAIR VALUE	$5,749,982	$0	$5,804,083	$0	$(54,101)

Derivative fair value:
Interest-rate related	$283,344	$0	$282,804	$0	$540
Mortgage delivery commitments	40	0	40	0	0
Subtotal	283,384	0	282,844	0	540
Net cash collateral received (delivered)	(59,161)	0	0	0	(59,161)
Derivative liabilities	224,223	0	282,844	0	(58,621)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$224,223	$0	$282,844	$0	$(58,621)
__________
1	See Note 16 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis for which the fair value classification changed during the quarter ended March 31, 2010.

Fair Value on a Nonrecurring Basis. The FHLBank measures certain held-to-maturity securities and mortgage loans (including real estate owned) at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents certain held-to-maturity securities recorded at fair value as of March 31, 2010 (amounts in thousands). OTTI charges on these held-to-maturity securities have been included in the Statement of Income for the three-month period ended March 31, 2010 and are summarized in Note 4.

	Carrying Value Prior to Write-down1	Fair Value at Write-down1
Private-label residential MBS:
Prime	$10,290	$9,781
Alt-A	33,492	17,914
TOTAL	$43,782	$27,695
_________
1	This table excludes impaired securities with carrying values less than their fair values at March 31, 2010.

The following table presents assets by level within the valuation hierarchy, for which a nonrecurring change in fair value has been recorded as of March 31, 2010 (in thousands):

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities:
Private-label residential MBS	$27,695	$0	$0	$27,695

Real estate owned1	320	0	320	0

TOTAL	$28,015	$0	$320	$27,695
_________
1
Mortgage loans with a book value of $391,000 were transferred to real estate owned at a fair value of $320,000 less estimated cost to sell of $32,000, resulting in a $103,000 charge-off to the allowance for credit losses on mortgage loans.

The following table presents assets by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded as of December 31, 2009 (in thousands):

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Real estate owned	$368	$0	$368	$0

Significant Inputs of Recurring and Non-recurring Fair Value Measurements. The following disclosures present the significant inputs used to determine fair value of those instruments carried on the Statement of Condition at fair value using Level 2 or Level 3 inputs. These disclosures do not differentiate between recurring and non-recurring fair value measurements. A description of the valuation methodologies and techniques are disclosed below for all financial instruments.

Investment securities – non-MBS. The significant input associated with all classes of non-MBS investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS investment security class as of March 31, 2010:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	0.6 to -5.4 basis points
Bank notes	LIBOR swap	0.6 to -5.4 basis points
Commercial paper	LIBOR swap	-6.4 to -8.5 basis points

Non-MBS Agency securities are priced using third-party pricing services.

Investment securities – MBS. For MBS securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark tranche yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used. If three prices are received, the middle price is used. If two prices are received, the average of the two prices is used. If one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2010, vendor prices were received for substantially all of the FHLBank’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for certain private-label MBS, the non-recurring fair value measurements for OTTI securities as of March 31, 2010 fell within Level 3 of the fair value hierarchy.

Derivative assets/liabilities. The fair value of derivatives is determined using discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
▪	Interest-rate related derivatives:
o	LIBOR swap curve;
o	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and
o	Prepayment assumptions.
▪	Mortgage delivery commitments:
o	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Fair Value Methodologies and Techniques. The following fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of March 31, 2010 and December 31, 2009. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

Investment Securities: The fair values of investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models using the assumptions in the following table:

Investment Type	Method of Valuation
Certificates of deposit	Estimated cash flows discounted at the certificate of deposit market replacement rate based on tenor.
Bank notes	Estimated cash flows discounted at the bank note market replacement rate based on tenor.
Commercial paper	Estimated cash flows discounted at the commercial paper market replacement rate based on tenor.
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

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of March 31, 2010 and December 31, 2009.

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

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of March 31, 2010 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$37,683	$0	$37,683

Interest-bearing deposits	70	0	70

Federal funds sold	1,948,000	0	1,948,000

Trading securities	5,721,046	0	5,721,046

Held-to-maturity securities	8,983,347	(106,976)	8,876,371

Advances	22,210,991	138,637	22,349,628

Mortgage loans held for portfolio, net of allowance	3,363,446	114,066	3,477,512

Accrued interest receivable	88,327	0	88,327

Derivative assets	28,936	0	28,936

Liabilities:
Deposits	1,779,805	(4)	1,779,809

Consolidated obligation discount notes	14,625,721	830	14,624,891

Consolidated obligation bonds	23,469,731	(248,191)	23,717,922

Mandatorily redeemable capital stock	16,961	0	16,961

Accrued interest payable	155,338	0	155,338

Derivative liabilities	224,223	0	224,223

Other Asset (Liability):
Standby letters of credit	(1,140)	0	(1,140)

Standby bond purchase agreements	168	4,288	4,456

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As provided by the Bank Act or Finance Agency regulation and as described in Note 8, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $833,067,677,000 and $891,666,741,000 as of March 31, 2010 and December 31, 2009, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of March 31, 2010, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2010, outstanding standby letters of credit totaled $2,869,230,000 and had original terms of seven days to seven years with a final expiration in 2015. As of December 31, 2009, outstanding standby letters of credit totaled $3,093,204,000 and had original terms of six days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,140, 000 and $1,213,000 as of March 31, 2010 and December 31, 2009, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $75,085,000 and $35,364,000 as of March 31, 2010 and December 31, 2009, respectively. Commitments are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statement of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $169,000 and $(312,000) as of March 31, 2010 and December 31, 2009, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,595,057,000 and $1,617,134,000 as of March 31, 2010 and December 31, 2009, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2010 and 2009.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of March 31, 2010 and December 31, 2009, the FHLBank had delivered cash with a book value of $59,150,000 and $93,050,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of March 31, 2010 and December 31, 2009 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

March 31, 2010
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$179,261	13.4%	$180,261	11.0%

December 31, 2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$177,943	13.6%	$178,943	11.0%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2010 and December 31, 2009 are summarized in the following table (in thousands). Information is only listed for the period end in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. If the member did not own more than 10 percent for one of the years presented, the applicable column is left blank.

	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent Of Total	Outstanding Deposits1	Percent of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$3,335,000	15.3%	$3,500,000	16.0%	$1,803	0.1%	$798	0.1%

1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF program during the three-month periods ended March 31, 2010 and 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of March 31, 2010 and December 31, 2009 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	March 31, 2010		December 31, 2009
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$83,681	0.4%	$90,841	0.4%

Deposits	$10,637	0.6%	$7,573	0.7%

Class A Common Stock	$3,071	1.0%	3,071	1.0%
Class B Common Stock	8,287	0.6	8,300	0.6
Total Capital Stock	$11,358	0.7%	$11,371	0.7%

The following table presents mortgage loans funded or acquired during the three-month periods ended March 31, 2010 and 2009 for members that had an officer or director serving on the FHLBank’s board of directors as of March 31, 2010 or 2009 (in thousands)..

	Three-month Period Ended
	March 31, 2010		March 31, 2009
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Mortgage Loans Acquired	$4,043	2.7%	$9,434	2.7%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three-month periods ended March 31, 2010 and 2009 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended
Business Activity	March 31, 2010	March 31, 2009
Average overnight interbank loan balances to other FHLBanks1	$1,667	$5,522
Average overnight interbank loan balances from other FHLBanks1	556	0
Average deposit balance with FHLBank of Chicago for shared expense transactions2	47	51
Average deposit balance with FHLBank of Chicago for MPF transactions2	25	31
Transaction charges paid to FHLBank of Chicago for transaction service fees3	387	344
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0

1
Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks and interest expense on borrowings from other FHLBanks are separately identified on the Statements of Income.

2	Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.
3
Fees are calculated monthly based on 5.5 basis points per annum of outstanding loans originated since January 1, 2010 and are recorded in other expense. For outstanding loans originated since January 1, 2004 and through December 31, 2009, fees are calculated monthly based on 5.0 basis points per annum.

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $3,511,000, and $4,005,000 for the three-month periods ended March 31, 2010 and 2009, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of March 31, 2010 and December 31, 2009 and results of operations for the three-month periods ended March 31, 2010 and 2009. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2009.

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

The FHLBank serves eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to the FHLBank under the MPF Program. The FHLBank’s capital increases when its members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings from the FHLBank or the sale of additional mortgage loans to the FHLBank. At its discretion, the FHLBank may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite the financial market disruptions during 2008 and 2009 that created significant fluctuations in the FHLBank’s total assets, liabilities and capital, the FHLBank has continued to: (1) achieve its liquidity, housing finance and community development missions by meeting member credit needs through the offering of advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of its balance sheet and (3) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	03/31/2010	12/31/2009	09/30/2009	06/30/2009	03/31/2009
Statement of Condition (as of period end)
Total assets	$42,458,391	$42,631,611	$43,741,619	$46,273,877	$51,922,782
Investments1	16,652,463	16,347,941	17,625,950	18,310,864	21,592,347
Advances	22,210,991	22,253,629	22,633,110	24,529,745	27,014,796
Mortgage loans held for portfolio, net2	3,363,446	3,333,784	3,237,953	3,213,794	3,113,801
Total liabilities	40,542,705	40,685,701	41,818,342	44,276,136	49,782,481
Deposits	1,779,805	1,068,757	1,154,479	1,278,155	1,644,993
Consolidated obligation bonds, net3	23,469,731	27,524,799	27,301,576	26,815,219	26,999,149
Consolidated obligation discount notes, net3	14,625,721	11,586,835	12,795,584	15,617,443	20,444,294
Total consolidated obligations, net3	38,095,452	39,111,634	40,097,160	42,432,662	47,443,443
Mandatorily redeemable capital stock	16,961	22,437	23,027	25,775	29,703
Total capital	1,915,686	1,945,910	1,923,277	1,997,741	2,140,301
Capital stock	1,626,688	1,602,696	1,616,266	1,697,312	1,935,655
Retained earnings	315,138	355,075	319,640	306,229	210,644
Accumulated other comprehensive income (loss)	(26,140)	(11,861)	(12,629)	(5,800)	(5,998)

Statement of Income (for the quarterly period ended)
Net interest income	62,947	62,676	59,750	74,792	61,793
Provision for credit losses on mortgage loans	759	268	872	104	10
Other income (loss)	(81,319)	12,767	(15,613)	79,106	31,761
Other expenses	10,459	12,454	9,906	10,558	10,668
Income (loss) before assessments	(29,590)	62,721	33,359	143,236	82,876
Assessments	0	16,646	8,856	38,007	22,012
Net income (loss)	(29,590)	46,075	24,503	105,229	60,864

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash4	84	108	87	90	82
Dividends paid in stock4	10,263	10,532	11,005	9,554	10,409
Class A Stock dividend rate	0.75%	0.75%	0.75%	0.75%	0.75%
Class B Stock dividend rate	3.00%	3.00%	3.00%	2.50%	2.50%
Weighted average dividend rate5	2.88%	2.88%	2.89%	2.33%	2.31%
Dividend payout ratio6	(34.97)%	23.09%	45.27%	9.16%	17.24%
Return on average equity	(6.16)%	9.36%	4.86%	19.63%	10.63%
Return on average assets	(0.27)%	0.42%	0.21%	0.85%	0.44%
Average equity to average assets	4.39%	4.45%	4.40%	4.31%	4.14%
Net interest margin7	0.58%	0.57%	0.52%	0.60%	0.45%
Total capital ratio8	4.51%	4.56%	4.40%	4.32%	4.12%
Regulatory capital ratio9	4.61%	4.64%	4.48%	4.39%	4.19%
Ratio of earnings to fixed charges10	0.69	1.60	1.27	1.97	1.41
__________
1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Allowance for credit losses on mortgage loans was $2,553,000, $1,897,000, $1,686,000, $882,000 and $889,000 as of March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

3
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 8 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $62,000, $65,000, $66,000, $79,000 and $294,000 as of March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

5	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6	Dividends declared as a percentage of net income (loss).
7	Net interest income as a percentage of average earning assets.
8	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.
9	Regulatory capital (i.e., permanent capital and Class A capital stock) as a percentage of total assets.
10	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Quarterly Overview
Total assets decreased slightly during the first three months of 2010 to $42.5 billion as of March 31, 2010 from $42.6 billion as of December 31, 2009. While the change in total assets was relatively small, the balance sheet experienced larger compositional changes in both assets and liabilities during the quarter.

During the first quarter of 2010, the FHLBank’s investment portfolio increased from $16.3 billion as of December 31, 2009 to $16.7 billion as of March 31, 2010 primarily due to the reduction of a relatively large cash balance in its Federal Reserve account as of December 31, 2009 and investing these funds in unsecured money market investments as of March 31, 2010. The composition of the FHLBank’s investment portfolio changed significantly as the FHLBank, under its temporary expansion in mortgage authority under Finance Agency Resolution 2008-08, increased its investment in Agency variable-rate collateralized mortgage obligations (CMO) by $1.6 billion (new investment purchases net of current period pay downs) by decreasing its unsecured money market investments.

Advance balances decreased only slightly from $22.3 billion as of December 31, 2009 to $22.2 billion as of March 31, 2010 but also experienced some compositional changes. The slight decrease is due to the reduction of $315.0 million in advances by two of the FHLBank’s five largest borrowers, which was nearly offset by growth among other, smaller members.

The FHLBank’s liability composition also changed as consolidated obligation bonds decreased $4.1 billion, consolidated obligation discount notes increased $3.0 billion and member deposits increased $0.7 billion. The change in composition between bonds and discount notes was primarily the result of significant maturities in swapped consolidated obligation bonds that were called at a rate faster than the FHLBank could replace them. To a lesser degree, the compositional changes also reflect the FHLBank’s desire to enhance its liquidity position to address the potential pay downs associated with the loan buy-outs by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) of all 120 days or more delinquencies from their respective mortgage-backed securities (MBS)/CMO securities (see additional discussion under this Item 2 – “Financial Market Trends”).

The FHLBank’s net income (loss) for the three-month period ended March 31, 2010 was $(29.6) million compared to $60.9 million for the three-month period ended March 31, 2009. The decrease was primarily attributable to the following:
▪	$1.2 million increase in net interest income (increase income);
▪	$6.5 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$105.2 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$22.0 million decrease in assessments (increase income).

As indicated above, the decrease in net income (loss) for the first quarter of 2010 compared to the first quarter of 2009 was mainly due to the losses related to derivatives and hedging activities as well as the negative impact of market value changes in trading securities. These items include derivatives (interest rate swaps, interest rate caps and floors) and trading securities (Agency debentures and MBS). Most of the losses on derivatives and hedging activities are related to the interest rate cap portfolio purchased to hedge the short cap position embedded in the FHLBank’s variable-rate mortgage investment portfolio. The negative impact of market value changes in trading securities can be primarily attributed to the rise in market interest rates. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for additional discussion.

The significant fluctuations that have occurred in the FHLBank’s net income (loss) over the past five quarters can primarily be attributed to the recognition of net gains/losses on derivatives and hedging activities as well as the mark-to-market revaluations of trading securities. Because derivative valuations are sensitive to both the general level of interest rates and the instruments’ implied price volatility, the recorded amounts of derivative gains (losses) have varied considerably from March 31, 2009 to March 31, 2010 as interest rates have risen (note the longer-term Treasury rates in Table 2) and the implied price volatility of certain derivative instruments has fluctuated. Similarly, the changes in interest rates as well as investment prices have affected the gains (losses) recorded on trading securities. These fluctuations in other income (loss) have had a significant impact on the FHLBank’s results of operations and corresponding key ratios. Tables 8 through 11 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) for the three-month periods ended March 31, 2010 and 2009.

The FHLBank’s return on average equity (ROE) decreased to (6.16) percent for the first quarter of 2010 compared to 10.63 percent for the same period of 2009. The decrease in ROE for the period can be primarily attributed to the net gains (losses) on derivatives and hedging activities and the net negative impact of market value changes on trading securities as discussed above.

Dividends paid for the first quarter of 2010 were 0.75 percent and 3.00 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This dividend is slightly higher than dividends paid for the first quarter 2009 of 0.75 percent and 2.50 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate and may not correlate with the amount of net income (loss) during the period because of fluctuations in the net gain (loss) on derivatives and hedging activities and the net gain (loss) on trading securities for the period, which are typically not considered during the determination of dividend rates for a period. However, because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends. The average overnight Federal funds effective rate for the three-month periods ended March 31, 2010 and 2009 was 0.14 percent and 0.19 percent, respectively (see Table 2). Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	March 31, 2010 Three-month Average	March 31, 2009 Three-month Average	March 31, 2010 Ending Rate	December 31, 2009 Ending Rate	March 31, 2009 Ending Rate
Overnight Federal funds effective/target rate1	0.14%	0.19%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.10	0.20	0.16	0.06	0.21
3-month LIBOR1	0.26	1.24	0.29	0.25	1.19
2-year U.S. Treasury note1	0.91	0.89	1.02	1.16	0.80
5-year U.S. Treasury note1	2.42	1.75	2.55	2.70	1.66
10-year U.S. Treasury note1	3.70	2.70	3.83	3.85	2.67
30-year residential mortgage note rate2	5.01	5.02	5.04	4.92	4.61

1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the quarterly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

The FOMC has continued to maintain the Federal funds target rate at a range of zero to 0.25 percent and stated in its April 28, 2010 meeting that economic conditions dictate that the Federal funds rate will likely be kept at “exceptionally” low levels for an extended period. The FOMC also noted that while economic activity has continued to strengthen and the labor market is beginning to improve, the rate of economic recovery is likely to be moderate for a time and inflation is likely to be subdued for some time.

While short-term LIBOR rates fell significantly during 2009, they have begun to increase in 2010 as credit concerns about several European Union members appear to be one of the primary factors but also reflect the market’s hesitant expectation of higher short-term rates. For example, the 3-month LIBOR rate increased to 0.29 percent as of March 31, 2010 from 0.25 percent as of December 31, 2009 (see Table 2), and continued the increase into the second quarter when 3-month LIBOR reset to 0.34 percent on April 29, 2010. The decrease in the short-term portion of the LIBOR interest rate curve in 2009 was primarily the result of excess demand from market participants with larger amounts of cash to invest than the supply of eligible money market investments. To some extent, the decrease in LIBOR during 2009 also may have indicated that market participants were seeing less risk in lending short-term funds to other financial institutions, especially from late 2008 to mid-2009 as the financial market crisis began to subside. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of the FHLBank’s assets and liabilities are either directly or indirectly tied to LIBOR.

Short-term U.S. Treasury rates remained relatively low in the first quarter of 2010, while the long-term portion of the U.S. Treasury rate curve (one-year and beyond) declined slightly from the end of 2009. The low short-term rate environment experienced in 2009 and through the first quarter of 2010 is likely due to reduced inflationary expectations and persistently strong demand for U.S. Treasury debt. As a result of historically low short-term interest rates and relatively high long-term interest rates, interest rate curves continue to be steep, with the difference between short-term and long-term rates remaining historically wide. However, the FHLBank continues to expect higher short-term and long-term interest rates in the future due to economic improvement, the inflationary impact of large budget deficits, and the current and anticipated volumes of U.S. Treasury issuance. In some instances, higher interest rates increase the cost of issuing FHLBank consolidated obligations and typically increase the cost of advances for the FHLBank’s members.

Spreads of FHLBank debt as of March 31, 2010 relative to similar term U.S. Treasury instruments improved (narrowed) slightly from spreads as of December 31, 2009. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note was 11 basis points (bps) as of December 31, 2009. This spread decreased to 9 bps as of March 31, 2010. The spread between the on-the-run FHLBank five-year bullet debt and the five-year U.S. Treasury note was 25 bps as of December 31, 2009. This spread decreased slightly to 24 bps as of March 31, 2010. However, the theoretical swap level of the on-the-run FHLBank two-year bullet deteriorated from 3-month LIBOR minus 10 bps on December 31, 2009 to 3-month LIBOR minus 2 bps on March 31, 2010. The theoretical swap level of the on-the-run FHLBank five-year bullet deteriorated from 3-month LIBOR minus 2 bps on December 31, 2009 to 3-month LIBOR plus 10 bps on March 31, 2010. We believe that at least a portion of the deterioration in the FHLBank’s relative LIBOR levels is due to the contraction of swap spreads. Swap spreads have contracted as sizeable corporate bond issuance has created a greater supply of swaps paying LIBOR than receiving LIBOR. These factors are expected to persist, and relative LIBOR funding levels for consolidated obligation bonds are not expected to improve in the near future.

In November 2008, the Federal Reserve announced that it would begin purchasing Agency MBS and the direct obligations of the housing-related GSEs, including the FHLBank, in order to reduce the cost and increase the availability of credit for the purchase of homes. In March 2009, the FOMC expanded the program to purchase Agency MBS to a maximum of $1.25 trillion and expanded the GSE direct obligation purchase program to a maximum total of $200 billion. In September 2009, the FOMC announced the program’s commitment to purchase the maximum $1.25 trillion of Agency MBS and decided to gradually slow the pace of its purchases of Agency MBS and GSE direct obligations in order to promote a smooth transition to the completion of the program, and extended the targeted completion date of the programs from December 31, 2009 to the end of the first quarter of 2010. In November 2009, the FOMC reduced the maximum amount of GSE direct obligations it intended to buy by $25 billion to a maximum of approximately $175 billion. Both of these programs expired on March 31, 2010. Under the programs, the Federal Reserve Bank purchased a cumulative total of approximately $1.25 trillion in Agency MBS and $172 billion in Agency debentures, which was approximately 100 percent and 98.4 percent of the program maximums, respectively. From the beginning of the purchase program on December 5, 2008, the total amount of FHLBank consolidated obligations purchased by the Federal Reserve was $37.7 billion which, as of April 1, 2010 represented 24 percent of the total outstanding mandated Global bullets. The weighted average maturity date of these purchases was October 13, 2012. These purchases by the Federal Reserve helped stabilize the U.S. Treasury, Agency debenture and Agency MBS markets in December of 2008 and throughout 2009, and were a primary factor in the improvements in FHLBank consolidated obligation spreads to U.S. Treasury and relative LIBOR levels. In the weeks surrounding the expiration of the Agency debt purchase program, Agency debt spreads deteriorated to some extent. The deterioration was likely the result of factors in the interest rate swap market that were not directly related to the perceived safety or creditworthiness of Agency debentures. However, spreads to U.S. Treasury and relative LIBOR funding levels on Agency debt have not reverted to levels experienced during the financial market crisis in the second and third quarters of 2008. To the contrary, the end of the Federal Reserve Bank’s purchases of GSE direct obligations does not appear to have negatively impacted the demand for or market perception of FHLBank consolidated obligations. A large amount of the debentures purchased by the Federal Reserve Bank will mature in the next 18 months. It is possible that the cost to issue FHLBank consolidated obligations might increase at that time due to a large supply of Agency debentures replacing the maturities of the debt purchased by the Federal Reserve Bank.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This resulted in strong investor demand for FHLBank discount notes and short-term bonds throughout the first quarter of 2010. Because of this strong demand, the overall cost to issue short-term consolidated obligations remained relatively low throughout the first quarter of 2010. However, yields on discount notes increased somewhat in the first quarter of 2010. These increases are likely due to several market and investment trends. One important factor in this increase is the decrease in demand from money market funds, an important investor in FHLBank consolidated obligations (especially discount notes and floating rate bonds), as money market fund outflows have increased sharply. Additionally, some investors have continued to move into other comparable assets, such as repurchase agreements, that currently have higher yields than discount notes. Further competition is also expected within the next several months from the Federal Reserve Bank’s reverse repo and term deposit programs. Details about the potential use of these programs, which are expected to be used to extract liquidity from the financial system, are expected in the next several months. Reduced investor demand, increased competition from comparable investments and increases in short-term interest rates have likely resulted in higher costs for FHLBank discount notes, short-term bonds and floating rate securities. We expect these trends to persist and do not anticipate a significant improvement in our short-term funding costs in the near future.

On February 12, 2010, a $1.9 trillion increase to the U.S. debt ceiling became law. The increase in the debt ceiling in 2010 allowed for an increase in the U.S. Treasury’s Supplementary Financing Account by increasing its issuance of Treasury bills under the Supplementary Financing Program (SFP). On February 23, 2010, the U.S. Treasury announced that it would issue $200 billion in SFP Treasury bills over the subsequent two months. Prior to the increase in the debt ceiling, the U.S. Treasury was paying down Treasury bills in order to make room for issuance of longer-term Treasury securities. This decrease in outstanding Treasury bill supply was a primary contributor to the FHLBank’s improved cost on discount note issuance during the fourth quarter of 2009 as these instruments are often considered to be a similar investment. An increased supply of Treasury bills likely contributed to the increased discount note costs experienced by the FHLBank late in the first quarter of 2010. Additionally, in order to drain excess reserves, other tools will likely be employed by the Federal Reserve that could result in increased supply in the short-term debt market and increased competition for discount notes. These include, but are not limited to, issuance of non-SFP U.S. Treasury bills and reverse repos. Increased supply and competition will likely continue to increase discount note costs during the second quarter of 2010.

On February 10, 2010, Freddie Mac and Fannie Mae announced that they would buy back loans that are delinquent by 120 days or more out of their guaranteed mortgage-backed securities. It is likely that both housing GSEs will increase their issuance of discount notes, short-term callable and bullet bonds, and floating rate bonds to fund these buy backs, especially for the initial round of buy backs of the delinquent loans that began in March 2010 and will continue in the several months following. This increase could provide additional upward pressure on the cost of similar instruments issued by the FHLBank.

As of February 1, 2010, the Federal Reserve closed most of its special liquidity facilities, which were initiated as a result of the severe financial market turmoil in the fall of 2008. Those facilities that were closed include the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, the Commercial Paper Funding Facility, the Primary Dealer Credit Facility and the Term Securities Lending Facility. Additionally, the Federal Reserve held the last Term Auction Facility (TAF) auction on March 8, 2010 (after several previous announcements regarding reductions in auction sizes) due to improvements in the short-term funding markets. TAF funds were an alternative to FHLBank advances for certain FHLBank members, and therefore, these actions may increase demand for advances from these members. The Federal Reserve also announced on February 18, 2010 that it was increasing the primary credit discount window rate from 0.50 percent to 0.75 percent. The maximum term was reduced to overnight from three months.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The increase in the FHLBank’s net interest income from the first quarter of 2009 to the first quarter of 2010 can be primarily attributed to increases in net interest spreads. See Table 4, Spread and Yield Analysis, and Table 5, Rate and Volume Analysis, under this Item 2 for further information.

Although net interest income increased, net income decreased significantly due to changes in net gains (losses) on derivatives and trading securities. See “Net Gain (Loss) on Derivatives and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

As part of evaluating its financial performance, the FHLBank adjusts net income reported in accordance with accounting principles generally accepted in the United States of America (GAAP) for the impact of: (1) Affordable Housing Program (AHP) and Resolution Funding Corporation assessments; (2) items related to derivatives and hedging activities; and (3) other irregular or non-recurring items such as prepayment fees, gain/loss on retirement of debt and gain/loss on securities. The result is referred to as core income, which is a non-GAAP measure of income. Core income is used to compute a core ROE that is then compared to the average overnight Federal funds effective rate, with the net referred to as core ROE spread. Because the FHLBank is basically a “hold-to-maturity” investor and does not trade derivatives or investments, management believes that core income, core ROE and core ROE spread are helpful in understanding its operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, and ROE based on GAAP income, which can vary significantly because of derivative and hedging activities and other items that may not recur. Derivative accounting affects the timing of income or expense from derivatives and their related assets and liabilities hedged, but not the economic income or expense from these derivatives. Core income and core ROE spread are used by the FHLBank to measure performance under our incentive compensation plans, to some extent in determining the level of quarterly dividends and in strategic planning. While we utilize core income in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the first quarter of 2010 compared to the first quarter of 2009 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended March 31, 2010 vs. 2009
	Dollar Change	Percent Change
Total interest income	$(104,820)	(40.0)%
Total interest expense	(105,974)	(52.9)
Net interest income	1,154	1.9
Provision for credit losses on mortgage loans	749	7,490.0
Net interest income after mortgage loan loss provision	405	0.7
Net gain (loss) on trading securities	(6,548)	(66.3)
Net gain (loss) on derivatives and hedging activities	(105,153)	(531.9)
Other non-interest income	(1,379)	(65.1)
Total non-interest income (loss)	(113,080)	(356.0)
Operating expenses	(305)	(3.3)
Other non-interest expenses	96	7.3
Total other expenses	(209)	(2.0)
AHP assessments	(6,796)	(100.0)
REFCORP assessments	(15,216)	(100.0)
Total assessments	(22,012)	(100.0)
Net income (loss)	$(90,454)	(148.6)%

Net Interest Income – Net interest income increased 1.9 percent from $61.8 million in the first quarter of 2009 to $62.9 million in the first quarter of 2010. The FHLBank’s net interest spread improved to 0.52 percent for the three month period ended March 31, 2010 from 0.37 percent for the three month period ended March 31, 2009. In addition, the FHLBank’s net interest margin improved to 0.58 percent for the three month period ended March 31, 2010 from 0.45 percent for the three month period ended March 31, 2009. The increase in the FHLBank’s net interest income is primarily due to: (1) improvement in the funding cost of consolidated obligation discount notes and consolidated obligation bonds; (2) active management of the debt used to fund long-term assets (calling higher cost callable debt and replacing with lower cost callable debt); and (3) an increase in the proportion of higher earning assets (primarily MBS investments and mortgage loans) to total assets as advance balances and short-term money market investments have declined.

The average yield on consolidated obligation discount notes declined from 0.82 percent to 0.10 percent from the first quarter of 2009 to the first quarter of 2010. The decline was a result of: (1) a significant improvement in the cost of discount notes throughout 2009 and the first quarter of 2010, which was driven by lower market interest rates; and (2) improved demand for term FHLBank discount notes. In the third and fourth quarter of 2008, the FHLBank secured a significant amount of relatively high cost term discount notes to bolster its liquidity position in response to the financial market disruptions during these periods. These actions created an asset-liability mismatch (assets re-pricing more quickly than liabilities) on the short end of the FHLBank’s balance sheet. This mismatch resulted in a decrease in the FHLBank’s net interest income in the fourth quarter of 2008 (and continued to provide a drag on net interest income in the first quarter of 2009) because of the steepness of the short end of the yield curve. While this asset-liability mismatch continued in 2009, because of lower rates for term discount notes and a shortening of the weighted average original term of discount notes issued, the FHLBank was able to replace these relatively high cost discount notes with discount notes with significantly lower costs. Therefore, as the relatively expensive term discount notes issued in the third and fourth quarters of 2008 matured in 2009, the FHLBank was able to maintain sufficient liquidity with much less of a negative impact to net interest income.

The average yield on consolidated obligation bonds declined from 2.21 percent to 1.43 percent from the first quarter of 2009 to the first quarter of 2010. The decline in consolidated obligation bond yield was due to: (1) lower market interest rates, especially LIBOR since a significant portion of the FHLBank’s consolidated obligation bonds are swapped to LIBOR; (2) active management of the debt used to fund long-term assets (replacing called or maturing consolidated obligations with lower cost callable or fixed rate debt); and (3) improved spreads (both to U.S. Treasuries and relative to LIBOR) for FHLBank consolidated obligation bonds.

The FHLBank actively managed its long-term funding costs to a lower level by calling previously issued unswapped, callable debt and replacing it with new lower cost fixed rate, non-callable and callable consolidated obligation bonds. Over the past several years, the FHLBank has used callable debt with short lockouts (three-to-six months) as a primary funding tool for mortgage assets, which provided an opportunity to take advantage of lower debt costs in 2009 and throughout the first quarter of 2010. The FHLBank maintained a sizable portfolio of unswapped callable bonds in the first quarter of 2010. Unswapped callable bonds declined from $3.6 billion on December 31, 2009 to $3.1 billion on March 31, 2010. Unswapped callable bonds increase the convexity characteristics of the liabilities funding fixed-rate mortgage-related assets and amortizing advances. The level of convexity in a given portfolio of financial products, assets or liabilities, is proportional to the number of options contained in these products and the levels of the option “strikes” in relation to current interest rates. Mortgage loans include many options, which are simply the many opportunities afforded mortgage borrowers to pay off or refinance their loans without penalty. In order to approximately match these options, the FHLBank must purchase prepayment options from the investors who buy the consolidated obligations issued by the FHLBank. The use of short lockout periods on callable debt increases the number of options and therefore increases the level of convexity in the FHLBank’s unswapped callable bonds, better matching the convexity characteristics to the mortgage assets the FHLBank owns.

A significant portion of the FHLBank’s consolidated obligation bonds is comprised of long-term callable bonds swapped to LIBOR which is used to fund LIBOR based and other short-term assets. When assets and liabilities are based upon different indices, the FHLBank is exposed to basis risk. While the FHLBank maintained a reduced level of LIBOR basis risk exposure through much of the first half of 2009, it did increase the LIBOR basis mismatch in the second and third quarters of 2009 in order to take advantage of significant market demand for fixed rate consolidated obligation bonds with step-up coupons and to prefund the anticipated maturities and calls of bonds. The FHLBank simultaneously swapped these bonds at very attractive spreads to one- or three-month LIBOR. In most instances, the initial cost of this funding was less than overnight consolidated obligation discount notes and, in some cases, the effective interest rate was near or below zero percent. However, the FHLBank returned to reduced levels of LIBOR basis risk in the first quarter of 2010 as a significant portion of the fixed rate consolidated obligations with step-up coupons issued in the second and third quarter of 2009 were called and a significant amount of floating rate consolidated obligations indexed to one- or three-month LIBOR matured.

The FHLBank began purchasing new Agency variable rate CMOs with embedded caps in December 2009 and continued these purchases in the first quarter of 2010. The FHLBank purchased a total of $2.4 billion in Agency variable rate CMOs with embedded caps during this period. The decline in advances during 2009 resulted in mortgage loans and investments representing a larger component of the balance sheet, thereby enhancing net interest income. Over the last several years, the FHLBank’s investment strategy has focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to the FHLBank’s cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the securities purchased. Variable rate instruments were 80.3 percent and 73.6 percent of the FHLBank’s held-to-maturity MBS/CMO portfolio as of March 31, 2010 and December 31, 2009. All Agency MBS/CMOs in the FHLBank’s trading portfolio were also variable rate instruments with embedded caps, the majority of which were acquired in 2007.

Derivative and hedging activities impacted the FHLBank’s net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that positive basis adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive basis adjustments on advances have exceeded those on consolidated obligations over the last five quarters. Therefore, the average net interest spread has been negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between quarters. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on interest rate swaps that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 6 and 7 under this Item 2), which distorts yields especially for trading investments that are swapped.

As explained in more detail in Item 3 – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” the FHLBank’s duration of equity (DOE) is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates, all else being equal. The fact that yield on assets and cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities so that changes in short-term rates will not adversely impact net interest income.

Table 4 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 4

	For the Three-month Period Ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits8	$87,483	$31	0.14%	$4,987,589	$3,093	0.25%
Federal funds sold	2,857,343	1,017	0.14	488,222	1,283	1.07
Investments6	15,208,570	64,040	1.71	15,218,477	93,229	2.48
Advances1,7	22,569,606	49,779	0.89	32,064,442	123,917	1.57
Mortgage loans held for portfolio1,4,5	3,337,031	41,644	5.06	3,113,428	39,708	5.17
Other interest-earning assets	45,263	706	6.33	55,702	807	5.88
Total earning assets	44,105,296	157,217	1.45	55,927,860	262,037	1.90
Other non-interest-earning assets	229,003			190,828
Total assets	$44,334,299			$56,118,688
Interest-bearing liabilities:
Deposits	$1,535,456	$544	0.14%	$1,750,243	$2,522	0.58%
Consolidated obligations1:
Discount notes	14,249,076	3,634	0.10	23,795,519	47,927	0.82
Bonds	25,429,267	89,798	1.43	27,344,885	149,209	2.21
Other borrowings	38,097	294	3.14	92,398	586	2.57
Total interest-bearing liabilities	41,251,896	94,270	0.93	52,983,045	200,244	1.53
Capital and other non-interest-bearing funds	3,082,403			3,135,643
Total funding	$44,334,299			$56,118,688

Net interest income and net interest spread2		$62,947	0.52%		$61,793	0.37%

Net interest margin3			0.58%			0.45%

1	Interest income/expense and average rates include the effect of associated derivatives.
2	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
3	Net interest margin is net interest income as a percentage of average interest-earning assets.
4
The FHLBank nets credit enhancement (CE) fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $532,000 and $474,000 for the quarters ended March 31, 2010 and 2009, respectively.

5	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

7	Advance income includes prepayment fees on terminated advances.
8	As of March 31, 2009, interest bearing deposits included deposits at the Federal Reserve. On May 20, 2009, the Federal Reserve Board issued a final rule amending Regulation D, which resulted in the elimination of interest paid on excess reserves held at the FHLBank's Federal Reserve account effective July 2, 2009. As a result, in the third quarter of 2009, the FHLBank decreased its excess reserves at the Federal Reserve and increased its investment in short-term money market instruments, predominately in the form of commerical paper, certificates of deposit and overnight Federal funds transactions.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the first quarters of 2010 and 2009 (in thousands):

Table 5

	Three-month Periods Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due to
	Volume1	Rate2	Total
Interest Income:
Interest-bearing deposits	$(2,128)	$(934)	$(3,062)
Federal funds sold	1,658	(1,924)	(266)
Investments	(62)	(29,127)	(29,189)
Advances	(30,264)	(43,874)	(74,138)
Mortgage loans held for portfolio	2,805	(869)	1,936
Other assets	(160)	59	(101)
Total earning assets	(28,151)	(76,669)	(104,820)
Interest Expense:
Deposits	(277)	(1,701)	(1,978)
Consolidated obligations:
Discount notes	(13,942)	(30,351)	(44,293)
Bonds	(9,841)	(49,570)	(59,411)
Other borrowings	(400)	108	(292)
Total interest-bearing liabilities	(24,460)	(81,514)	(105,974)
Change in net interest income	$(3,691)	$4,845	$1,154

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

Net Gain (Loss) on Derivatives and Hedging Activities – The volatility in other income (loss) is predominately driven by derivative and hedging gains (losses). The FHLBank reported a net gain (loss) on derivatives and hedging activities of $(85.4) million in the first quarter of 2010 and $19.8 million in the first quarter of 2009. The FHLBank’s net gain (loss) from derivative and hedging activities is sensitive to the general level of interest rates. Most of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to trading securities, interest rate caps and floors, etc. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses when the general level of interest rates falls over the period. Most of the loss on derivatives and hedging activities in the first quarter of 2010 is due to losses on interest rate caps that are economic hedges of caps embedded in the FHLBank’s variable rate MBS/CMO investment portfolio. The primary reasons for the decrease in value of the FHLBank’s interest rate cap portfolio was a decrease in implied price volatility from the first quarter of 2009 to the first quarter of 2010. Implied volatility is a critical component in valuing options such as interest rate caps. Generally, the greater the implied volatility of the interest rate cap, the higher the value and the lower the implied volatility of the interest rate caps, the lower the value. Therefore, the decline in implied volatility from the first quarter of 2009 to the first quarter of 2010 has reduced the mark-to-market value of the FHLBank’s interest rate cap portfolio. The FHLBank’s loss on the value of its interest rate caps was larger than it otherwise would have been because the cap portfolio grew during the quarter in conjunction with the growth in Agency variable rate CMOs with embedded caps. As of March 31, 2010 the FHLBank owned $7.7 billion current par amount of variable rate CMO investments with embedded caps, which were hedged with a $7.6 billion interest rate cap portfolio. See Tables 39 through 42 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of the FHLBank’s derivative instruments.

Table 6 categorizes the first quarter 2010 earnings impact by product for hedging activities (in thousands):

Table 6

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(3,574)	$0	$66	$0	$(278)	$0	$(3,786)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(499)	0	0	(35)	1,415	0	881
Economic hedges – unrealized gain (loss) due to fair value changes	0	(68,939)	1,208	0	(1,690)	(7)	(69,428)
Economic hedges – net interest received (paid)	0	(18,789)	0	0	1,941	12	(16,836)
Subtotal	(499)	(87,728)	1,208	(35)	1,666	5	(85,383)

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	(1,516)	0	0	0	0	(1,516)
TOTAL	$(4,073)	$(89,244)	$1,274	$(35)	$1,388	$5	$(90,685)

Table 7 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2009 (in thousands):

Table 7

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(4,883)	$0	$63	$0	$(626)	$0	$(5,446)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(6,111)	0	0	1,143	7,968	0	3,000
Economic hedges – unrealized gain (loss) due to fair value changes	0	26,163	517	0	4,465	0	31,145
Economic hedges – net interest received (paid)	0	(13,896)	0	0	(494)	15	(14,375)
Subtotal	(6,111)	12,267	517	1,143	11,939	15	19,770

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	(15,981)	0	0	0	0	(15,981)
TOTAL	$(10,994)	$(3,714)	$580	$1,143	$11,313	$15	$(1,657)

Net Gain (Loss) on Trading Securities – Prior to the third quarter of 2007, all of our trading securities were related to economic hedges (fixed pay interest rate swaps). In the latter part of 2007, the FHLBank purchased $0.8 billion (par value of $0.6 billion as of March 31, 2010) in variable rate Agency MBS/CMOs, which were not related to economic interest rate swaps, and placed them in a trading portfolio for asset/liability management purposes. All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are hedged with economic interest rate swaps are included in Tables 6 and 7. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio that are related to economic hedges, for the most part, are longer dated fixed rate GSE debentures and their fair values are more affected by changes in long-term interest rates (e.g., 5-year and 10-year rates) than by changes in short-term interest rates. While there has been recent improvement in the fair value of the MBS/CMOs in this portfolio, which are Agency variable rate CMOs with embedded caps that re-price monthly, their fair values over the last two years have been more impacted by the overall lack of liquidity in the mortgage markets rather than the general level of interest rates. In general, however, because of the influence of the fixed rate bonds in the FHLBank’s trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded. The FHLBank realized net gains (losses) on trading securities of $3.3 million and $9.9 million for the three-month periods ended March 31, 2010 and 2009, respectively.

Other Non-Interest Income – Included in other non-interest income are net losses on other-than-temporarily impaired held-to-maturity securities. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for additional information on OTTI.

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These operating expenses remained relatively unchanged for the first three months of 2010 compared to the first three months of 2009. However, FHLBank management expects operating expenses to increase in future quarters due to: (1) annual salary increases effective in April; (2) anticipated costs associated with enhancing the FHLBank’s enterprise risk management function; and (3) anticipated costs related to independent third party model validations required by recently issued regulatory guidance.

Return on Equity – Return on average equity was (6.16) percent (annualized) for the first quarter of 2010 compared to 10.63 percent (annualized) for the first quarter of 2009. Even though net interest income was higher in the first quarter of 2010, the FHLBank, as discussed previously, experienced a net loss and negative ROE due to mark-to-market losses on its derivatives, primarily losses on interest rate caps that are economic hedges of caps embedded in the FHLBank’s variable rate MBS/CMO investment portfolio.

Financial Condition
Overall – Table 8 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2009 to March 31, 2010 (in thousands):

Table 8

	Increase (Decrease) in Components
	March 31, 2010 vs. December 31, 2009
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(456,870)	(92.4)%
Investments1	304,522	1.9
Advances	(42,638)	(0.2)
Mortgage loans held for portfolio, net	29,662	0.9
Derivatives assets	12,990	81.5
Other assets	(20,886)	(11.2)
Total assets	$(173,220)	(0.4)%

Liabilities:
Deposits	$711,048	66.5%
Consolidated obligations, net	(1,016,182)	(2.6)
Derivative liabilities	(16,407)	(6.8)
Other liabilities	178,545	67.5
Total liabilities	(142,996)	(0.4)

Capital:
Capital stock outstanding	23,992	1.5
Retained earnings	(39,937)	(11.2)
Accumulated other comprehensive income	(14,279)	(120.4)
Total capital	(30,224)	(1.6)
Total liabilities and capital	$(173,220)	(0.4)%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances – Outstanding advances decreased by 0.2 percent from $22.3 billion as of December 31, 2009 to $22.2 billion as of March 31, 2010 (see Table 8). The quarter’s slight decrease is due to the reduction of $315.0 million in advances by two of the FHLBank’s five largest borrowers, which was nearly offset by growth among other, smaller members (see Table 10). Advance balances have begun to level out as the Federal Reserve has slowly scaled back many of the emergency programs it introduced in response to the financial market turmoil of 2008 and 2009. In February, the Federal Reserve announced that it was increasing the primary credit discount window rate and the maximum term was reduced to overnight from three months, which improved the relative pricing of advances. In addition, current FDIC deposit assessments and the possibility of ongoing special assessments on FDIC-insured financial institution deposit balances continue to improve the relative cost of advances for our member FDIC-insured financial institutions. Despite the reduction in the market competition for and the improved relative cost of advances, balances remain relatively unchanged because: (1) investors continue to increase bank deposits after retreating from the stock markets; and (2) member loan demand continues to be sluggish. Currently, there is nothing to indicate to FHLBank management that advances will increase until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. While we cannot predict how much more, if any, FHLBank advances will decline, we do not expect the rate of decline during the remainder of 2010 to be anywhere near the decline experienced in 2009. In addition, when member advance demand does begin to increase, a few larger members could have a significant impact on the amount of total outstanding advances.

Table 9 summarizes the FHLBank’s advances outstanding by product as of March 31, 2010 and December 31, 2009 (in thousands):

Table 9

	March 31, 2010		December 31, 2009
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$595,019	2.7%	$861,657	4.0%
Short-term fixed rate advances	1,480,720	6.8	663,951	3.0
Regular fixed rate advances	5,969,556	27.4	6,204,777	28.4
Fixed rate callable advances	12,100	0.1	12,100	0.1
Fixed rate amortizing advances	640,966	2.9	654,896	3.0
Fixed rate callable amortizing advances	6,627	0.0	6,645	0.0
Fixed rate convertible advances	4,950,782	22.7	5,060,772	23.2
Adjustable rate advances	200,000	0.9	170,000	0.7
Adjustable rate callable advances	7,000,800	32.2	7,275,800	33.3
Customized advances:
Advances with embedded caps or floors	104,000	0.5	109,000	0.5
Standard housing and community development advances:
Regular fixed rate advances	379,880	1.8	391,461	1.8
Fixed rate callable advances	11,300	0.1	11,300	0.1
Fixed rate amortizing advances	399,094	1.8	394,789	1.8
Fixed rate callable amortizing advances	595	0.0	594	0.0
Adjustable rate callable advances	20,119	0.1	11,917	0.1
Fixed rate amortizing advances funded through AHP	8	0.0	10	0.0
TOTAL PAR VALUE	$21,771,566	100.0%	$21,829,669	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets was essentially unchanged for the two periods, increasing from 52.2 percent as of December 31, 2009 to 52.3 percent as of March 31, 2010. We anticipate the percentage of total advances to total assets to remain in the range of 50 to 55 percent during 2010. If advances continue to decline, we expect to: (1) repurchase excess capital stock, consistent with past practice, when and as requested; and (2) leverage capital in the range of 21:1 to 23:1 as conditions dictate. The average yield on advances was 0.89 percent for the first quarter of 2010 compared to 1.57 percent for the first quarter of 2009 (see Table 4). The decrease in average yield on advances is attributable to the decline in short-term rates combined with the relative short-term nature of the FHLBank’s advance portfolio. These yields include the impact of any interest rate swaps qualifying as fair value hedges (i.e. regular and convertible fixed rate advances swapped to 3-month LIBOR utilizing interest rate swaps).

Although overall advance balances were relatively unchanged during the first quarter, there were some moderate changes in the composition of our standard advance products (see Table 9). Line of credit advances, which represented 2.7 percent of outstanding advances as of March 31, 2010, declined by $266.6 million, or 30.9 percent, from year-end 2009. Short-term, fixed rate advances increased by $816.8 million, or 123.0 percent, from December 31, 2009 to March 31, 2010 and represented 6.8 percent of advances as of the end of the first quarter of 2010. Regular fixed rate advances ended the first quarter of 2010 at 27.4 percent of advances following a $235.2 million, or 3.8 percent decline from year-end 2009. The increase in short term advance balances was mostly due to a few mid- to large-sized institutions increasing short-term borrowings.

A significant portion of the FHLBank’s advance portfolio either re-prices within three months or is swapped to shorter-term indices (1- or 3-month LIBOR) to synthetically create adjustable rate advances. As a result, 84.2 percent and 83.1 percent of the FHLBank’s total advance portfolio as of March 31, 2010 and December 31, 2009, respectively, effectively re-price at least every three months. Because of the relatively short nature of the FHLBank’s advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 4 and 5 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions, but also includes potential credit risk exposure to three housing associates. Table 10 presents information on the FHLBank’s five largest borrowers as of March 31, 2010 and December 31, 2009 (in thousands). The FHLBank had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on these advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral securing all advance borrowers.

Table 10

			March 31, 2010		December 31, 2009
Borrower Name	City	State	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	Oklahoma City	OK	$3,335,000	15.3%	$3,500,000	16.0%
Capitol Federal Savings Bank	Topeka	KS	2,426,000	11.1	2,426,000	11.1
Pacific Life Insurance Co.	Omaha	NE	1,500,000	6.9	1,500,000	6.9
Security Life of Denver Ins. Co.	Denver	CO	1,350,000	6.2	1,500,000	6.9
Security Benefit Life Insurance Co.1	Topeka	KS	1,259,330	5.8	1,259,330	5.8
TOTAL			$9,870,330	45.3%	$10,185,330	46.7%
__________
1
Security Benefit Life Insurance Co. has the following ratings as of April 30, 2010: CCC by Fitch Ratings (Fitch) on Rating Watch Positive; B by A.M. Best Company under review with positive implications; and BB by Standard & Poor’s (S&P) on CreditWatch Positive. Moody’s Investors Service (Moody’s) has withdrawn its rating. On February 16, 2010, Guggenheim Partners, LLC announced an agreement to acquire Security Benefit Corporation, holding company for Security Benefit Life Insurance Co.

Table 11 presents the interest income associated with the five borrowers with the highest interest income for the three-month periods ended March 31, 2010 and 2009 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 11

			Three-month Period Ended
			March 31, 2010		March 31, 2009
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$22,709	17.9%	$25,971	14.4%
Pacific Life Insurance Co.	Omaha	NE	6,544	5.1	7,715	4.3
TierOne Bank2	Lincoln	NE	5,635	4.4	6,736	3.7
American Fidelity Assurance Co.	Oklahoma City	OK	4,547	3.6
Security Benefit Life Insurance	Topeka	KS	2,381	1.9
Security Life of Denver Ins. Co.	Denver	CO			7,881	4.4
MidFirst Bank	Oklahoma City	OK			6,210	3.4
TOTAL			$41,816	32.9%	$54,513	30.2%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.
2
On March 30, 2010, TierOne Bank announced that it had executed a Prompt Corrective Action Directive (PCA Directive) with the Office of Thrift Supervision that requires it to be recapitalized prior to May 31, 2010, by either merging with or being acquired by another financial institution or by the sale of all or substantially all of its assets and liabilities to another financial institution. Based on the FHLBank’s collateral practices and the collateral held by the FHLBank to secure the member’s advances, management has concluded that there is no reason to record an allowance for losses related to the member’s outstanding advances with the FHLBank.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, a division of the FHLBank of Chicago. Under this program, participating members of an FHLBank can sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) and/or originate loans on behalf of the FHLBank (table funded loans). The amount of new loans originated by or acquired from in-district Participating Financial Institutions (PFI) during the three-month period ended March 31, 2010 was $148.6 million. These new originations/acquisitions, net of loan payments received, resulted in a slight increase in the outstanding balance of the MPF portfolio to $3.4 billion as of March 31, 2010 from $3.3 billion as of December 31, 2009. Although there is no guarantee, we anticipate that the number of PFIs delivering loans to the FHLBank will continue to increase during 2010 and beyond as we strive to increase the number of active PFIs.

The U.S. Treasury and Federal Reserve Bank began direct purchases of Fannie Mae and Freddie Mac MBS toward the end of 2008. These purchases, which were funded with U.S. Treasury debt, resulted in lower interest rates on residential mortgages. Because the FHLBank’s funding costs are generally higher than those of the U.S. Treasury, the MPF pricing formula was adjusted to take into account the cost of FHLBank debt, resulting in the FHLBank offering less attractive pricing than Fannie Mae and Freddie Mac. The government discontinued this program at the end of the first quarter of 2010 resulting in more competitive MPF pricing towards the end of the first quarter of 2010 compared to the other housing GSEs.

Future volume growth for mortgage loans held in portfolio will depend on a number of factors, including: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of PFIs in 2010; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans. In September 2008, the MPF Provider announced the addition of an MPF product (MPF Xtra) that provides PFIs with access to the secondary mortgage market without adding to the interest rate risk on an FHLBank’s balance sheet. An agreement was executed with Fannie Mae as the first non-FHLBank investor in MPF assets. The MPF Xtra product is being offered by the FHLBanks of Boston, Chicago, Des Moines and Pittsburgh. Although FHLBank Topeka has not yet offered the product, it is prepared to do so if future market conditions deem it undesirable to hold MPF assets in portfolio. The MPF Program has been a very attractive option for smaller institutions in FHLBank Topeka’s district compared to their other (non-housing GSE) secondary mortgage market options.

The number of active PFIs increased from 169 as of December 31, 2009 to 174 PFIs as of March 31, 2010. Table 12 presents the FHLBank’s top five PFIs, the outstanding balances as of March 31, 2010 and December 31, 2009 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. The larger PFIs have generally had decreasing balances as most of their new loan production has been sold directly to Fannie Mae or Freddie Mac. As a result, most of the FHLBank’s MPF portfolio growth was primarily coming from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac. However, with the Federal Reserve Bank ending its purchases of GSE direct obligations, MPF pricing became more competitive towards the end of the first quarter of 2010 and some larger PFIs began to sell mortgages under the MPF Program.

Table 12

	MPF Loan Balance as of March 31, 2010	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2009	Percent of Total MPF Loans
TierOne Bank1	$492,444	14.6%	$504,390	15.2%
La Salle National Bank, N.A.2	366,179	10.9	383,307	11.5
Bank of the West3	291,086	8.7	302,869	9.1
Security Saving Bank, FSB	143,312	4.3	138,838	4.2
Girard National Bank	89,562	2.7	87,249	2.6
TOTAL	$1,382,583	41.2%	$1,416,653	42.6%

1
On March 30, 2010, TierOne Bank announced that it had executed a PCA Directive with the Office of Thrift Supervision that requires it to be recapitalized prior to May 31, 2010, by either merging with or being acquired by another financial institution or by the sale of all or substantially all of its assets and liabilities to another financial institution.

2	La Salle National Bank, N.A. is an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
3
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

The average yields on mortgage loans were 5.06 percent and 5.17 percent for the three-month periods ended March 31, 2010 and 2009, respectively. The decrease is primarily attributable to the falling mortgage interest rate environment throughout 2009, as higher interest rate loans were repaid and new loans were acquired at lower interest rates. See Tables 4 and 5 under “Results of Operations – Net Interest Income” for further information regarding the impact of changing interest rates on averages, yields and interest income.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Department of Veterans’ Affairs, Rural Housing Service of the Department of Agriculture and Department of Housing and Urban Development loans) that are contractually past due 90 days or more. The weighted average FICO®2 score and loan-to-value ratio3 (LTV) recorded at origination for conventional mortgage loans held in portfolio as of March 31, 2010 was 747 FICO and 72.9 percent LTV. The percentage of loans 90 days or more past due has increased from 0.8 percent as of December 31, 2009 to 0.9 percent as of March 31, 2010 (see Table 14). According to the March 31, 2010 Mortgage Bankers Association National Delinquency survey, 4.62 percent of all conventional mortgage loans are 90 days or more past due. This is more than five times the level of non-performing loans in the FHLBank’s mortgage loan portfolio.

On July 15, 2009, the MPF Provider issued a PFI Notice announcing a Temporary Loan Payment Modification Plan (Modification Plan). The Modification Plan applies to conventional loans funded by the FHLBank prior to January 1, 2009 that are in default or in imminent danger of default and was effective on the date of the PFI Notice and is effective through December 31, 2011. Under certain circumstances and if meeting specific criteria, the Modification Plan may be an appropriate loss mitigation option for certain borrowers by temporarily reducing the monthly housing payments to a sustainable level. The FHLBank estimates the number of potential loans eligible for the Modification Plan to be minimal. However, the loans currently performing but facing imminent default are difficult to estimate.

2  FICO® is a widely used credit industry model developed by Fair Isaac Corporation to assess credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered "subrpime."
3  LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk generating a default and also means hight loss severity.

Table 13 presents the unpaid principal for conventional and government-insured mortgage loans as of March 31, 2010 and December 31, 2009 (in thousands):

Table 13

	March 31, 2010	December 31, 2009
Conventional mortgage loans	$3,015,636	$3,007,220
Government-insured mortgage loans	342,326	322,245
Total outstanding mortgage loans	$3,357,962	$3,329,465

Table 14 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 or more days past due and accruing as of March 31, 2010 and December 31, 2009 (in thousands):

Table 14

	March 31, 2010	December 31, 2009
Performing mortgage loans	$3,326,081	$3,301,935
Non-performing mortgage loans	25,825	22,730
Mortgage loans 90 days or more past due and accruing	6,056	4,800
Total outstanding mortgage loans	$3,357,962	$3,329,465

MPF Allowance for Credit Losses on Mortgage Loans: As of March 31, 2010 and December 31, 2009, the FHLBank had recorded an allowance for credit losses of $2,553,000 and $1,897,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of the FHLBank’s historical loss experience. Management believes that policies and procedures are in place to effectively manage the credit risk on MPF mortgage loans.

Table 15 presents the allowance for mortgage loan losses for the three-month periods ended March 31, 2010 and 2009 (in thousands):

Table 15

	Three-month Period Ended
	March 31, 2010	March 31, 2009
Balance, beginning of period	$1,897	$884
Provision for credit losses on mortgage loans	759	10
Charge-offs	(103)	(5)
Balance, end of period	$2,553	$889

The provision for mortgage loan losses has increased with an increase in the number of delinquencies. However, the ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the three-month periods ended March 31, 2010 and 2009.

Investments – Investments increased 1.9 percent from $16.3 billion as of December 31, 2009 to $16.7 billion as of March 31, 2010, while the FHLBank’s assets decreased by 0.4 percent for the same period (see Table 8). Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not reduced proportional to the decline in advances. The average yield on investments was 1.45 percent for the first quarter of 2010 compared to 1.91 percent for the first quarter of 2009. Average yields on investments declined due primarily to declining interest rates as LIBOR, which remained somewhat dislocated in the first quarter 2009, returned to a more normalized relationship with other market interest rates. Throughout the last half of 2009, the spread differential between the overnight Federal funds target rate and LIBOR narrowed as market participants became less concerned about the credit worthiness of their counterparts. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio and a large position in LIBOR-based variable rate MBS. See Tables 4 and 5 under this Item 2 for further information on yield and balance fluctuations.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $5.6 billion and $6.7 billion as of March 31, 2010 and December 31, 2009, respectively. This decrease in short-term investments is primarily attributable to a decrease in the FHLBank’s capital related to declining advance balances. The FHLBank also decreased its average leverage of capital over this time period to maintain the flexibility to meet member requests for repurchases of excess capital stock. The FHLBank holds its short-term investment securities as trading in order to enhance its liquidity position. The FHLBank’s long-term investment portfolio, consisting of GSE debentures, MBS and taxable state or local housing finance agency securities, was $11.1 billion and $9.6 billion as of March 31, 2010 and December 31, 2009, respectively. This increase in the long-term investment portfolio can be primarily attributed to increasing balances in the FHLBank’s MBS/CMO portfolio in conjunction with the board of directors’ approval to increase mortgage investments under Resolution 2008-08 (discussed below). The GSE debentures that the FHLBank holds in its long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s unsecured GSE debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped GSE debentures are classified as trading securities.

On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities” (Resolution). In the Resolution, the Finance Board stated that the FHLBanks “can address difficulties and liquidity constraints in the housing finance market if the current investment limit in the Financial Management Policy (FMP) is increased so the FHLBanks may invest in MBS issued by, or backed by pools of mortgages guaranteed by, Freddie Mac or Fannie Mae.” Consequently, in the Resolution the Finance Board waived the restrictions in the FMP that limit an FHLBank’s investment in mortgage securities to 300 percent of its capital and restrict quarterly increases in holdings of mortgage securities to no more than 50 percent of capital so that an FHLBank can temporarily invest in Agency mortgage securities up to an additional 300 percent of its capital, subject to specified conditions. By allowing the FHLBanks to purchase additional Agency MBS, the Finance Board intended to further its statutory housing finance mission. To the extent the Resolution could increase the demand for Agency MBS, the added liquidity could help to restore the market for these securities and could, in turn, lead to lower liquidity premiums, lower mortgage rates, and increased home purchases. In 2008, the FHLBank submitted and received approval from the Finance Board to increase its MBS/CMO holdings to 400 percent of capital, and subsequently acquired variable rate Agency MBS/CMO under the expanded authority. On December 18, 2009, the FHLBank submitted to the Finance Agency a notice required by the Resolution to increase its MBS/CMO holdings to 500 percent of capital. The Finance Agency was not required to approve the FHLBank’s notice, but required a 10 business day advance-notice period before an FHLBank could begin purchasing under the expanded authority. The Resolution provides that if an FHLBank does not hear from its examiner-in-charge within 10 business days after having received the acknowledgement, it may proceed with its purchases. The FHLBank began purchasing additional MBS in January 2010 under the expansion of this limit to 500 percent of capital and utilized this expanded investment authority through March 31, 2010, when the expanded authority ended.

The FHLBank’s Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. As of March 31, 2010, the FHLBank held $551.3 million of par value in MBS/CMOs in its trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS in the trading portfolio are variable rate U.S. Agency securities, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS have been subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option-adjusted spreads of these instruments during 2007 and 2008, followed by a tightening of the option-adjusted spreads of these instruments during 2009 and into 2010.

The FHLBank has reduced its participation in the market for taxable state housing finance agency (HFA) securities but has increased its participation in standby bond purchase agreements (SBPA). State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, the FHLBank not only receives competitive returns but also provides necessary liquidity to traditionally underserved segments of the housing market. The FHLBank also provides SBPA to two state HFAs within the Tenth District. For a predetermined fee, the FHLBank accepts an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. The FHLBank increased its participation in this market in 2009 as the financial crisis took its toll on other liquidity providers of SBPAs supporting bonds issued by the Colorado Housing and Finance Authority (CHFA). Currently, the standby bond purchase commitments executed by the FHLBank expire no later than 2015, though some are renewable upon request of the HFA and at the option of the FHLBank. Total commitments for bond purchases under the SBPAs were $1.6 billion as of March 31, 2010 and December 31, 2009. The FHLBank was not required to purchase any bonds under these agreements during 2009 or 2010. The FHLBank plans to continue to support the state HFAs in its district by continuing to execute SBPAs where appropriate and when allowed by policy.

Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes, including liquidity. The FHLBank also classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. If fixed rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities. The carrying value and contractual maturity of the FHLBank’s investments as of March 31, 2010 and December 31, 2009 are summarized by security type in Tables 16 and 17 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 16

March 31, 2010
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$25	$25	$0	$0	$0
Shared expense deposits	45	45	0	0	0
Total interest-bearing deposits	70	70	0	0	0

Federal funds sold	1,948,000	1,948,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	1,919,989	1,919,989	0	0	0
Bank notes	84,999	84,999	0	0	0
Commercial paper	1,529,838	1,529,838	0	0	0
FHLBank obligations	271,196	0	154,078	117,118	0
Fannie Mae obligations1	389,887	0	112,621	277,266	0
Freddie Mac obligations1	978,657	104,813	323,157	550,687	0
Mortgage-backed securities:
Fannie Mae obligations1	325,236	0	0	0	325,236
Freddie Mac obligations1	219,580	0	0	0	219,580
Ginnie Mae obligations2	1,664	0	0	0	1,664
Total trading securities	5,721,046	3,639,639	589,856	945,071	546,480

Held-to-maturity securities:
Non-mortgage-backed securities:
State or local housing agencies	108,470	0	10	685	107,775
Mortgage-backed securities:
Fannie Mae obligations1	3,728,229	0	0	72,589	3,655,640
Freddie Mac obligations1	3,408,372	0	0	12,146	3,396,226
Ginnie Mae obligations2	27,853	0	336	249	27,268
Private-label mortgage-backed securities4	1,710,423	0	0	219,447	1,490,976
Total held-to-maturity securities	8,983,347	0	346	305,116	8,677,885

Total	$16,652,463	$5,587,709	$590,202	$1,250,187	$9,224,365
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Carrying value has been adjusted by the credit and non-credit components of OTTI charges on private-label MBS.
4	Primarily consists of private-label MBS backed by residential loans.

Table 17

December 31, 2009
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$25	$25	$0	$0	$0
Shared expense deposits	29	29	0	0	0
Total interest-bearing deposits	54	54	0	0	0

Federal funds sold	945,000	945,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	3,109,967	3,109,967	0	0	0
Bank notes	89,996	89,996	0	0	0
Commercial paper	2,589,560	2,589,560	0	0	0
FHLBank obligations	280,761	0	163,975	116,786	0
Fannie Mae obligations1	390,559	0	113,074	277,485	0
Freddie Mac obligations1	979,243	0	430,289	548,954	0
Mortgage-backed securities:
Fannie Mae obligations1	337,902	0	0	0	337,902
Freddie Mac obligations1	232,984	0	0	0	232,984
Ginnie Mae obligations2	1,704	0	0	0	1,704
Total trading securities	8,012,676	5,789,523	707,338	943,225	572,590

Held-to-maturity securities:
Non-mortgage-backed securities:
State or local housing agencies	115,858	0	35	875	114,948
Mortgage-backed securities:
Fannie Mae obligations1	2,693,071	0	0	74,531	2,618,540
Freddie Mac obligations1	2,690,569	0	0	13,403	2,677,166
Ginnie Mae obligations2	29,876	0	337	282	29,257
Private-label mortgage-backed securities4	1,860,837	0	0	236,928	1,623,909
Total held-to-maturity securities	7,390,211	0	372	326,019	7,063,820

Total	$16,347,941	$6,734,577	$707,710	$1,269,244	$7,636,410
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Carrying value has been adjusted by the credit and non-credit components of OTTI charges on private-label MBS.
4	Primarily consists of private-label MBS backed by residential loans.

Private-label mortgage-backed securities. The FHLBank has not purchased a private-label MBS since early 2006. All of the FHLBank’s acquisitions of private-label MBS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. The FHLBank only purchased private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition. The FHLBank classifies private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally-Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS.

Table 18 presents a summary of the par value of private-label MBS by interest rate type and by type of collateral as of March 31, 2010 and December 31, 2009 (in thousands):

Table 18

	March 31, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS:
Prime	$973,999	$254,492	$1,228,491	$1,075,084	$267,239	$1,342,323
Alt-A	285,079	181,605	466,684	298,391	189,550	487,941
Total private-label residential MBS	1,259,078	436,097	1,695,175	1,373,475	456,789	1,830,264

Manufactured housing loans:
Prime	0	263	263	0	334	334

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Home equity loans:
Subprime	0	5,352	5,352	0	5,537	5,537

TOTAL	$1,299,018	$441,712	$1,740,730	$1,413,415	$462,660	$1,876,075

During 2008, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the second quarter of 2009, the pace of the decline slowed appreciably and the fair value of many of the FHLBank’s prime, early vintage private-label MBS actually improved from year-end 2008. Fair values continued to improve, although only slightly, into the third and fourth quarters of 2009 and into 2010. Declines in fair values have been particularly evident across the market for private-label MBS securitized in 2006 and 2007 primarily because of less stringent underwriting standards used by mortgage originators during those years. More than 95 percent of the FHLBank’s private-label MBS were securitized prior to 2006, and there are no 2007 vintage securities in the portfolio. While some of the most significant declines in fair values have been in the 2006 and 2007 vintage MBS, the earlier vintages owned by the FHLBank have not been immune to the declines in fair value. Table 19 presents the fair value as a percentage of par value of the FHLBank’s private-label MBS by year of securitization as of March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009:

Table 19

Year of Securitization	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Private-label residential MBS:
Prime:
2006	87.7%	87.0%	86.4%	77.7%	77.6%
2005	92.1	90.9	88.5	84.5	85.1
2004	89.9	88.6	86.6	85.3	84.6
2003 and earlier	95.6	94.5	94.6	92.7	92.0
Total prime	92.8	91.6	90.4	87.7	87.5

Alt-A:
2005	70.8	69.0	65.6	64.8	64.1
2004	80.8	78.2	72.3	71.0	73.4
2003 and earlier	92.0	91.1	90.2	89.1	86.4
Total Alt-A	83.5	82.0	82.2	81.1	79.8

Total private-label residential MBS	90.2	89.0	89.0	86.6	86.3

Manufactured housing loans:
Prime:
2003 and earlier	96.9	95.5	93.7	98.6	98.4

Private-label commercial MBS:
Prime:
2003 and earlier	103.5	102.0	101.9	97.0	93.6

Home equity loans:
Subprime:
2003 and earlier	44.7	44.3	41.5	39.1	38.3

TOTAL	90.4%	89.2%	89.1%	86.7%	86.3%

Table 20 presents the par value of the FHLBank’s private-label MBS by rating and by year of collateralization as of March 31, 2010 (in thousands):

Table 20

Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	Total Par Value
Private-label residential MBS:
Prime:
2006	$0	$0	$0	$18,554	$0	$64,689	$0	$0	$83,243
2005	10,262	4,242	88,380	87,563	94,537	62,472	10,319	0	357,775
2004	195,500	52,418	14,799	0	6,336	0	0	0	269,053
2003 and earlier	504,336	14,084	0	0	0	0	0	0	518,420
Total prime	710,098	70,744	103,179	106,117	100,873	127,161	10,319	0	1,228,491

Alt-A:
2005	0	2,622	23,428	37,408	2,816	15,804	42,025	0	124,103
2004	17,912	35,677	38,767	9,755	8,381	0	8,287	0	118,779
2003 and earlier	164,579	59,223	0	0	0	0	0	0	223,802
Total Alt-A	182,491	97,522	62,195	47,163	11,197	15,804	50,312	0	466,684

Total private-label residential MBS	892,589	168,266	165,374	153,280	112,070	142,965	60,631	0	1,695,175

Manufactured housing loans:
Prime:
2003 and earlier	263	0	0	0	0	0	0	0	263

Private-label commercial MBS:
Prime:
2003 and earlier	39,940	0	0	0	0	0	0	0	39,940

Home equity loans:
Subprime:
2003 and earlier	0	0	0	0	0	1,496	870	2,986	5,352

TOTAL	$932,792	$168,266	$165,374	$153,280	$112,070	$144,461	$61,501	$2,986	$1,740,730

Table 21 presents the underlying collateral performance and credit enhancement statistics of the FHLBank’s private-label MBS as of March 31, 2010 (in thousands):

Table 21

Year of Securitization	Weighted Average Original Credit Support	Weighted Average Current Credit Support	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
2006	3.1%	4.1%	7.0%
2005	3.0	4.3	5.0
2004	3.4	7.9	5.3
2003 and earlier	2.5	6.5	2.2
Total prime	2.9	6.0	4.0

Alt-A:
2005	5.3	7.8	10.1
2004	5.0	11.5	10.5
2003 and earlier	4.3	11.5	5.4
Total Alt-A	4.7	10.5	8.0

Total private-label residential MBS:	3.4	7.3	5.1

Manufactured housing loans:
Prime:
2003 and earlier	22.0	87.4	2.6

Private-label commercial MBS:
Prime:
2003 and earlier	21.5	26.4	2.9

Home equity loans:
Subprime:
2003 and earlier	36.4	33.4	37.1

TOTAL	3.9%	7.8%	5.1%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

Under the FHLBank’s RMP, acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, FHLBank management continues to monitor concentration of the underlying collateral for its private-label MBS portfolio for risk management purposes. The FHLBank’s geographic concentration of collateral securing private-label MBS is provided in the annual report on Form 10-K. There were no substantial changes in these concentrations during the three-month period ended March 31, 2010.

As of March 31, 2010, the FHLBank held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 22 presents coverage amounts and unrecognized losses on the private-label MBS covered by monoline bond insurance as of March 31, 2010 (in thousands):

Table 22

	MBIA Insurance Corp.1		Financial Guaranty Insurance Company2		Total
Year of Securitization	Monoline Insurance Coverage	Total Unrecognized Losses3	Monoline Insurance Coverage	Total Unrecognized Losses4	Monoline Insurance Coverage	Total Unrecognized Losses
Home equity loans:
Subprime:
2003 and earlier	$1,496	$402	$3,856	$561	$5,352	$963
__________
1	MBIA Insurance Corp. was rated B (in the event of a split rating the FHLBank uses the lowest rating published by an NRSRO) as of April 30, 2010.
2	Financial Guaranty Insurance Company was not rated as of April 30, 2010. Ratings were withdrawn by S&P and Moody's on April 22, 2009 and March 24, 2009, respectively. On November 24, 2009, the Insurance Commissioner of the State of New York issued an order to cease payment of claims against this issuer.
3
The one private-label MBS covered by MBIA Insurance Corp. was initially determined to be other-than-temporarily impaired as of March 31, 2009 with additional credit and non-credit impairment recorded at June 30, 2009 and additional credit impairment recorded at March 31, 2010.

4
All private-label MBS covered by Financial Guaranty Insurance Company were determined to be other-than-temporarily impaired as of December 31, 2008. Additional credit impairment was recorded on three of the four securities at March 31, 2010.

As noted previously, the FHLBank only acquired private-label MBS investments that carried the highest ratings from Moody’s, Fitch or S&P on the acquisition dates, and the FHLBank has not purchased a private-label MBS since 2006. With the continued disruption in the U.S. housing market, falling home prices and historically high levels of mortgage delinquencies, over 46 percent of the par value of the FHLBank’s private-label MBS has been downgraded below triple-A. Table 23 presents a summary of private-label MBS by credit rating as of March 31, 2010 (in thousands):

Table 23

Credit Rating	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
AAA	$710,098	$709,133	$35,234	2.4%
AA	70,744	70,686	11,888	7.4
A	103,179	103,014	11,263	4.7
BBB	106,117	105,851	7,065	4.7
BB	100,873	100,631	9,109	7.5
B	127,161	125,790	12,172	6.9
CCC	10,319	10,167	387	8.2
Total prime	1,228,491	1,225,272	87,118	4.0

Alt-A:
AAA	182,491	182,529	15,620	5.4
AA	97,522	97,361	10,287	6.7
A	62,195	62,004	8,915	9.1
BBB	47,163	47,128	13,137	9.8
BB	11,197	11,197	4,035	18.4
B	15,804	15,976	2,174	7.5
CCC	50,312	49,325	21,706	14.6
Total Alt-A	466,684	465,520	75,874	8.0

Total private-label residential MBS	1,695,175	1,690,792	162,992	5.1

Manufactured housing loans:
Prime:
AAA	263	263	8	2.6

Private-label commercial MBS:
Prime:
AAA	39,940	40,088	0	2.9

Home equity loans:
Subprime:
B	1,496	1,125	402	31.1
CCC	870	791	315	35.5
CC	2,986	1,406	246	40.6
Total home equity loans	5,352	3,322	963	37.1

TOTAL	$1,740,730	$1,734,465	$163,963	5.1%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

As of March 31, 2010, the FHLBank had amortized cost of $1.5 billion of private-label securities with unrecognized losses. (See Note 4 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 24 presents characteristics of the FHLBank’s private-label MBS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages.

Table 24

Security Type	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate	Percentage AAA at 03/31/2010	Percentage AAA at 04/30/2010	Percentage Investment Grade (other than AAA) at 04/30/2010	Percentage Below Investment Grade at 04/30/2010	Percentage on Negative Watch at 04/30/2010
Private-label residential MBS:
Prime	$1,036,434	$1,034,780	$87,118	4.5%	50.7%	50.7%	22.5%	26.8%	32.6%
Alt-A	454,039	452,933	75,874	8.1	37.4	37.4	40.8	21.8	41.6
Total private-label residential MBS	1,490,473	1,487,713	162,992	5.6	46.6	46.6	28.1	25.3	35.3

Manufactured Housing Loans	263	263	8	2.6	100.0	100.0	0.0	0.0	0.0

Home Equity Loans	3,337	2,489	963	34.5	0.0	0.0	0.0	100.0	0.0

TOTAL	$1,494,073	$1,490,465	$163,963	5.6%	46.5%	46.5%	28.0%	25.5%	35.2%

Table 25 presents the amortized cost and fair values of the FHLBank’s private-label MBS by credit rating as of March 31, 2010 and April 30, 2010 for securities that have been downgraded during that period (in thousands). There were no downgrades on the FHLBank’s private-label MBS backed by manufactured housing loans, home equity loans or commercial loans.

Table 25

Credit Rating
March 31, 2010	April 30, 2010	Amortized Cost	Fair Value
Private-label residential MBS:
Prime:
AA	B	$4,243	$3,326
BBB	BB	23,947	22,121
BBB	CCC	11,359	10,564
B	CCC	20,015	15,365
Total prime		59,564	51,376

Alt-A:
A	B	13,248	12,250
BBB	CCC	8,247	6,886
Total Alt-A		21,495	19,136

TOTAL		$81,059	$70,512

Table 26 presents the amortized cost and credit rating (as of April 30, 2010) of the FHLBank’s private-label MBS portfolio for securities on negative watch with the lowest rated NRSRO as of April 30, 2010 (in thousands):

Table 26

Security Type	Rated AAA	Rated AA	Rated A	Rated BBB	Rated BB	Total
Private-label residential MBS:
Prime	$183,875	$21,746	$64,738	$40,338	$57,407	$368,104
Alt-A	76,342	45,415	27,870	38,881	0	188,508

TOTAL	$260,217	67,161	92,608	79,219	57,407	$556,612

Other-than-temporary Impairment. As mentioned previously, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets during 2008, which continued to some extent into the first quarter of 2009 but improved throughout the remainder of 2009 and into 2010. Despite the improvement in the fair value of its private-label MBS over the last nine months of 2009 and the first three months of 2010, the fair values of the majority of the FHLBank’s private-label MBS in its held-to-maturity portfolio remain below amortized cost as of March 31, 2010. However, based upon the FHLBank’s OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of the FHLBank’s best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for ten private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus no OTTI for the remaining private-label MBS that have declined in value.

See Note 4 of the Notes to Financial Statements under Item 1 for additional information on the FHLBank’s OTTI evaluation process. The FHLBank utilizes a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which FHLBank Topeka is an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank.

The ten securities upon which we recognized OTTI included eight private-label MBS that were identified as other-than-temporarily impaired prior to 2010 (additional credit impairment was recorded on five of the eight securities during the first quarter of 2010) and two private label MBS that were initially identified in the first quarter of 2010. While the remainder of the FHLBank’s held-to-maturity securities portfolio has also seen a decline in fair value, the decline is considered temporary because: (1) the FHLBank does not have the intent to sell the securities; (2) it is not likely that the FHLBank will be required to sell the securities before anticipated recovery; and (3) the expected cash flows are likely to be collected. Table 27 presents OTTI charges recorded for the three-month periods ended March 31, 2010 and 2009 by security type (in thousands).

Table 27

	Three-month Period Ended March 31, 2010			Three-month Period Ended March 31, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$123	$386	$509	$0	$0	$0
Alt-A	583	15,567	16,150	0	0	0
Total private-label residential MBS	706	15,953	16,659	0	0	0

Home equity loans:
Subprime	726	0	726	41	1,018	1,059

TOTAL	$1,432	$15,953	$17,385	$41	$1,018	$1,059

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each security under a more stressful housing price scenario. The more stressful scenario was designed to provide an indication of the sensitivity of the FHLBank’s private-label MBS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path beginning January 1, 2010. Home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year. (See Note 4 of the Notes to the Financial Statements included under Item 1 for a description of the assumptions used to determine actual credit-related OTTI.) Table 28 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded using base-case housing price index (HPI) assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent the FHLBank’s current expectations and therefore, should not be construed as a prediction of the FHLBank’s future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that the FHLBank might incur if home prices decline further and subsequent recoveries are more adverse than those projected as our best estimate in our OTTI assessment.

Table 28

	Base-case HPI Scenario			Adverse HPI Scenario
	Number of Securities	Par Value as of March 31, 2010	Credit-related OTTI for the Three-month Period Ended March 31, 2010	Number of Securities	Par Value as of March 31, 2010	Credit-related OTTI for the Three-month Period Ended March 31, 2010
Private-label residential MBS:
Prime	1	$10,319	$123	2	$21,738	$262
Alt-A	2	42,025	583	4	52,612	1,432
Total private-label residential MBS	3	52,344	706	6	74,350	1,694

Home equity loans:
Subprime	4	5,258	726	5	5,352	789
TOTAL	7	$57,602	$1,432	11	$79,702	$2,483

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term certificates of deposit and a limited number of non-interest bearing products. The annualized average rate paid on all interest-bearing deposits was 0.14 percent for the first quarter of 2010 and 0.58 percent for the first quarter of 2009. The average rate paid on deposits fluctuated in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits. The majority of the FHLBank’s deposits are in overnight or demand accounts that re-price daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. Declines in the level of FHLBank deposits could occur during 2010 if demand for loans at member institutions increases, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any reduction in deposits with similarly priced borrowings.

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

The FHLBank primarily uses consolidated obligation bonds to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, the FHLBank typically either issues a consolidated obligation bond that has variable rates matching the asset index or it swaps a fixed rate or a complex consolidated obligation bond to match that index. Additionally, the FHLBank sometimes uses fixed rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments. This occurred during the third and fourth quarters of 2009 as the FHLBank issued a significant amount of callable, fixed rate consolidated obligation bonds with step-up coupons swapped to 1- and 3-month LIBOR. In many cases, because of the low absolute level of 1- and 3-month LIBOR experienced in 2009, the initial swapped funding cost for these structures was less than the funding cost of short-term discount notes.

The FHLBank primarily uses consolidated obligation discount notes to fund shorter-term advances and investments (maturities of three months or less). However, the FHLBank sometimes uses short-term, fixed rate consolidated obligations, including discount notes, to fund longer-term variable rate assets or assets swapped to synthetically create variable rate assets. Discount notes as a percentage of total consolidated obligations increased from 29.6 percent at the end of 2009 to 38.4 percent as of March 31, 2010. This increase was primarily the result of a significant amount of the swapped, callable, fixed rate consolidated obligation bonds with step-up coupons issued during the third and fourth quarter of 2009 being called in the fourth quarter of 2009 and the first quarter of 2010 in such quantities that it was difficult to replace using swapped consolidated obligation bonds. Discount notes were also increased as a source of funding for variable rate CMOs in order to provide the flexibility necessary to address the 120+ day loan delinquency buyouts by Fannie Mae and Freddie Mac from March through June 2010.

During the first quarter of 2010, the FHLBank’s total net consolidated obligation balances decreased by 2.6 percent from $39.1 billion as of December 31, 2009 to $38.1 billion as of March 31, 2010. While total consolidated obligations decreased slightly from December 31, 2009 to March 31, 2010, the mix between discount notes and bonds changed over the period. Discount notes increased by $3.0 billion and bonds decreased by $4.1 billion from December 31, 2009 to March 31, 2010, as discussed previously. The funding cost for bonds swapped or indexed to LIBOR deteriorated substantially in the first quarter of 2010, thereby making discount note rates relatively more attractive.

The spread between 1- and 3-month LIBOR and the overnight Federal funds target rate abnormally exceeded 1.0 percent at times during the first quarter of 2009. This spread decreased throughout 2009 to essentially zero by December 31, 2009. At the end of the first quarter of 2010, the spread had increased slightly to a positive 0.04 percent for 3-month LIBOR while remaining at zero for one-month LIBOR. The LIBOR/Federal funds target rate spread is of significance because: (1) the FHLBank has historically used consolidated obligation bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of its short-term fixed rate advance, short-term money market investment and variable rate MBS portfolios; (2) the cost of FHLBank short-term consolidated obligation discount notes has been favorable relative to LIBOR, especially when the LIBOR/Federal funds target rate spread was at its widest levels; and (3) the FHLBank generally prices its short-term fixed rate advances at a spread over its marginal cost of short-term consolidated obligation discount notes.

The average annualized effective rate paid on consolidated obligations was 1.56 percent for the first quarter of 2009 compared to 0.95 percent for the first quarter of 2010. The average effective rate paid on consolidated obligations decreased in response to: (1) decreasing short-term market interest rates in general, particularly LIBOR, which remained relatively low throughout the first quarter of 2010; (2) short-term funding costs for FHLBank consolidated obligations remaining relatively low throughout the first quarter of 2010; and (3) the issuance of unswapped long-term consolidated obligation bonds to replace higher rate bonds that were called during 2009 and the first quarter of 2010. While the FOMC’s target rate for overnight Federal funds remained unchanged during 2009 and through the first quarter of 2010, short-term LIBOR rates declined significantly in 2009 primarily because of improvements in liquidity in the financial markets as financial institutions saw less risk in lending short-term funds to other financial institutions. The significant decline in short-term LIBOR rates in the last nine months of 2009 resulted in lower funding costs for the FHLBank because a significant portion of our funding is LIBOR-based (i.e., floating rate bonds and callable bonds swapped to 1- and 3-month LIBOR). While the interest rate swap market conditions were highly favorable relative to swapped consolidated obligations, especially callable complex consolidated obligation bonds, compared to short-term discount notes in late 2009, these conditions deteriorated in the first quarter of 2010 resulting in a decrease in the relative attractiveness of swapped consolidated obligations compared to short-term discount notes. This change was a factor in the change in the funding mix detailed previously. If these conditions continue to deteriorate, the results will likely be an increase in the FHLBank’s cost of funds and a decrease in the FHLBank’s net interest income.

The FHLBank continued to utilize optionality in the liability portfolios funding assets with prepayment characteristics and some fixed rate advances by issuing callable debt to manage the optionality contained in these assets. During the first quarter of 2010, the FHLBank called $1.1 billion of unswapped callable consolidated obligation bonds and traded $0.8 billion of unswapped callable consolidated obligation bonds, including traded but not settled callable debt of $0.3 billion as of March 31, 2010. In order to increase the optionality in its funding and better match the options in the assets being funded, the FHLBank primarily utilizes callable debt with short lockout periods (three to six months). This portfolio refinancing has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. For a discussion on yields and spreads see Tables 4 and 5 under Item 2 – “Financial Review – Results of Operations” for further information.

Several recent developments have the potential to impact the demand for FHLBank short-term consolidated obligations including discount notes, floating rate consolidated obligations and short-term consolidated obligation bonds in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

Derivatives – The FHLBank recorded derivative assets of $28.9 million and $15.9 million and derivative liabilities of $224.2 million and $240.6 million as of March 31, 2010 and December 31, 2009, respectively. All derivatives are marked to fair value, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of the FHLBank’s derivatives primarily fluctuate as LIBOR fluctuates. The LIBOR curve generally reflects the demand for and supply of derivative products, but other factors such as market participant expectations can drive the market price for derivatives.

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

The notional amount of total derivatives outstanding decreased by $0.6 billion from $33.5 billion as of December 31, 2009 to $32.9 billion as of March 31, 2010. Changes in the types of hedged items during the first quarter of 2010 were as follows:
▪
A decrease in interest rate swaps associated with duration and cost of funds (from $3.4 billion as of December 31, 2009 to $1.4 billion as of March 31, 2010). The decrease in interest rate swaps, which were primarily interest rate swaps used to swap floating rate consolidated obligations indexed to the Federal Funds Effective rate to one- or three month LIBOR, was the result of the maturity of a significant amount of these consolidated obligations.

▪
A decrease in interest rate swaps used to swap fixed rate callable step-up or step-down consolidated obligations (from $3.7 billion as of December 31, 2009 to $3.4 billion as of March 31, 2010). The decline in interest rate swaps was primarily the result of a net increase (called swaps greater than new swaps) in counterparties exercising their options to call these swaps in the first quarter of 2010. When a counterparty calls the swap used to hedge consolidated obligation bonds, including fixed rate callable step-up or step-down fixed rate bonds, the FHLBank typically exercises its right to call the associated bond.

▪
A decrease in interest rate swaps used to swap fixed rate, non-callable consolidated obligations (from $6.9 billion as of December 31, 2009 to $6.6 billion as of March 31, 2010). The decline in interest rate swaps was primarily the result of a greater number of maturities in this portfolio in the first quarter of 2010 than new interest rate swaps added during this period.

▪
An increase in interest rate caps executed to hedge the risk of changes in interest rates associated with the FHLBank’s portfolio of variable rate Agency CMOs with embedded caps (purchased caps increased from $6.3 billion as of December 31, 2009 to $7.6 billion as of March 31, 2010). The increase in interest rate caps is associated with the variable rate Agency CMOs with embedded caps that were purchased in the first quarter of 2010. The interest rate caps are used to reduce the duration of these assets and protect net interest income should rates increase to the point that the variable-rate CMOs are capped.

▪
An increase in interest rate swaps used to swap fixed rate, callable consolidated obligations (from $1.1 billion as of December 31, 2009 to $1.6 billion as of March 31, 2010). The increase in interest rate swaps was the result of a large net issuance (new issuance less calls and maturities) of fixed rate callable consolidated obligations structures during the first quarter of 2010. The increase in these structures was the result of increased market demand for these structures and the comparative attractiveness of the funding levels of the structures.

For additional information regarding the types of derivative instruments and risks hedged, see Tables 39 through 42 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less and is based upon the current market value of the derivative transaction. Table 29 categorizes the notional amount and the fair value of derivatives (includes net accrued interest receivable or payable on the derivatives) by product to which the derivative is associated and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for preferable hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for preferable hedge accounting treatment. See Note 7 in the Notes to Financial Statements include in Item 1 for additional discussion regarding fair value and economic hedges. Amounts as of March 31, 2010 and December 31, 2009 are as follows (in thousands):

Table 29

Product and Hedge Designation	March 31, 2010		December 31, 2009
	Notional	Fair Value	Notional	Fair Value
Advances:
Fair value	$9,092,170	$(477,575)	$9,151,106	$(462,195)

Investments:
Economic	9,438,885	(6,963)	8,111,387	(31,316)

Mortgage loans:
Stand-alone delivery commitments	71,989	169	33,236	(312)

Consolidated obligation discount notes:
Fair value	0	0	54,582	533

Consolidated obligation bonds:
Fair value	12,527,900	319,638	12,410,400	234,736
Economic	1,440,000	2,327	3,420,000	5,933
Subtotal	13,967,900	321,965	15,830,400	240,669

Intermediary:
Economic	304,000	84	306,000	94

TOTAL	$32,874,944	$(162,320)	$33,486,711	$(252,527)

Total derivative fair value		$(162,320)		$(252,527)
Fair value of cash collateral delivered to counterparty		59,161		93,064
Fair value of cash collateral received from counterparty		(92,128)		(65,221)
NET DERIVATIVE FAIR VALUE		$(195,287)		$(224,684)

Net derivative assets balance		$28,936		$15,946
Net derivative liabilities balance		(224,223)		(240,630)
NET DERIVATIVE FAIR VALUE		$(195,287)		$(224,684)

Liquidity and Capital Resources
Liquidity – To meet its mission of serving as an economical funding source for its members and housing associates, the FHLBank must maintain high levels of liquidity. The FHLBank is required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. The FHLBank also needs liquidity to repay maturing consolidated obligations, to meet other financial obligations and to repurchase excess capital stock at its discretion, whether upon the request of a member or at its own initiative (mandatory stock repurchases).

A primary source of the FHLBank’s liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBank generally has comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates.

The FHLBank is primarily and directly liable for its portion of consolidated obligations (i.e., those obligations issued on its behalf). In addition, the FHLBank is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks pro rata based on each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. This provides an emergency source of liquidity should an FHLBank have trouble meeting its debt payments.

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income, and proceeds from repurchase agreements or sale of the FHLBanks unencumbered assets. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital redemptions, maturing consolidated obligations and interest expense.

During the first quarter of 2010, cash and short-term investments, including commercial paper, declined from $7.2 billion at December 31, 2009 to $5.5 billion at March 31, 2010. The decline was primarily due to the replacement of some cash and short-term investments with long-term, variable-rate Agency CMOs purchased in the first quarter of 2010. The maturities of the FHLBank’s short-term investments are structured to provide periodic cash flows to support its ongoing liquidity needs. These short-term investments are also classified as “Trading” for accounting purposes so that they can be readily sold should liquidity be needed immediately. The FHLBank also maintains a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market. GSE investments totaled $1.5 billion in par value as of March 31, 2010 and December 31, 2009.

In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), during 2009 the FHLBank began to manage assets, liabilities and capital in such a way as to maintain its total regulatory capital ratio target at or above 4.35 percent (23:1 asset to capital leverage). This target was increased to 4.60 percent (21.75:1 asset to capital leverage) for March 31, 2010. As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least three times its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements. This targeted operating capital ratio was increased in order to help ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily at the FHLBank’s discretion to adjust its balance sheet; or (2) upon the submission of a redemption request by a member.

The FHLBank is subject to five metrics for measuring liquidity, two of which were added by the Finance Agency on March 6, 2009 in response to turmoil in the financial markets. The FHLBank has remained in compliance with each of these liquidity requirements throughout the first quarter of 2010. Under the Finance Agency’s measures, liquidity is calculated as the number of calendar days before cash balances would turn negative without issuing any consolidated obligations. The FHLBank monitors and manages its liquidity position to exceed thresholds under the two scenarios defined by the Finance Agency as described below. The FHLBank has been in compliance with these measures since they were put into place at the beginning of March 2009.
▪	10 to 20 days (initial target of 15 days) of positive cash balances assuming that maturing member advances are not renewed; and
▪	Three to seven days (initial target of five days) of positive cash balances assuming that all maturing advances are renewed.

During the heightened liquidity concerns in the financial markets due to the market disruptions and uncertainty, the FHLBank took steps beginning in the third quarter of 2008 and continuing into the fourth quarter of 2008 to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days. This measure was in addition to its statutory, operational and contingency liquidity requirements. The FHLBank continued to closely monitor and manage these measures in 2009 and the first quarter of 2010.

In order to ensure a sufficient liquidity cushion, the FHLBank is required to maintain a relatively longer weighted-average remaining maturity on its consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding decreased to 66 days as of March 31, 2010 from 80 days as of December 31, 2009. The weighted average original maturity of its money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) decreased to 37 days as of March 31, 2010 from 65 days as of December 31, 2009. The increase in the mismatch of discount notes and money market investment portfolio from December 31, 2009 (15 day mismatch) to March 31, 2010 (29 day mismatch) was primarily the result of a decrease in the original terms to maturity of the FHLBank’s money market investment portfolio in order to allow for additional flexibility in managing liquidity needs at the end of the first quarter of 2010.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of capital stock, accumulated other comprehensive income (loss) and retained earnings. Capital remained relatively unchanged from December 31, 2009 to March 31, 2010 (see Table 8).

Table 30 presents information on member institutions holding five percent or more of the total outstanding capital stock of the FHLBank as of March 31, 2010, including mandatorily redeemable capital stock. Of these stockholders, no officer or director currently serves on the FHLBank’s Board of Directors.

Table 30

Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,802,614	11.0%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,350,504	8.2
TOTAL				3,153,118	19.2%

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

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of March 31, 2010 (see Note 11 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or capital stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 2.31 percent and 2.88 percent for the quarters ended March 31, 2009 and 2010, respectively.

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

FHLBank management anticipates that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for the remainder of 2010 will remain close to the differential for the first quarter of 2010, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

Table 32 presents dividends paid by type for the three-month periods ended March 31, 2010 and 2009 (in thousands):

Table 32

	Three-month Periods Ended
Period End	Dividends Paid in Cash	Dividends Paid in Capital Stock	Total Dividends Paid
March 31, 20101,2	$84	$10,263	$10,347
March 31, 20091,2	82	10,409	10,491

1	The cash dividends listed represent cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
2	For purposes of this table, the dividends paid for any shares that are mandatorily redeemable have been treated as interest expense and are not treated as dividends.

The FHLBank expects to continue paying dividends primarily in the form of capital stock for the remainder of 2010, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank’s excess stock was 0.9 percent of total assets at March 31, 2010. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the enterprise risk management process by regularly reviewing risk management policies and reports on controls. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews both the RMP and Member Products Policy on at least an annual basis. Various management committees, including the Asset/Liability Committee, the Credit Underwriting Committee, the Disclosure Committee, the Market Risk Analysis Committee, the Sarbanes-Oxley Steering Committee, the Strategic Planning Group and the Strategic Risk Management Committee, oversee the FHLBank’s risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

Credit risk arises partly as a result of the FHLBank’s lending and Acquired Member Assets (AMA) activities (members’ CE obligations on mortgage loans acquired by the FHLBank through the MPF Program). The FHLBank manages its exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of its members coupled with prudent collateralization.

As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act), a member’s investment in the capital stock of the FHLBank is pledged as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, the FHLBank can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect its security interest.

Credit risk arising from AMA activities under the FHLBank’s MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the FHLBank’s First Loss Account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. See Item 1 – “Business – Mortgage Loans Held for Portfolio” in the annual report on Form 10-K for additional discussion on the FLA, PMI and SMI. Should a PMI third-party insurer fail to perform, it would increase the FHLBank’s credit risk exposure because the FHLBank’s FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase the FHLBank’s credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. The FHLBank’s credit risk exposure to third-party insurers to which the FHLBank has PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. The FHLBank performs credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, the FHLBank reviews trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, FHLBank management has concluded that the mortgage loans held by the FHLBank would not be considered subprime.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by agencies and GSEs, CMOs securitized by GSEs, AAA-rated private-issue MBS at the time of purchase and CMOs securitized by whole loans. Some of the FHLBank’s private-issue MBS have been downgraded below triple-A subsequent to purchase (see Table 20), but all of the downgraded securities have been and are currently paying as expected. As of March 31, 2010, approximately 82 percent of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The MBS held by the FHLBank classified as being backed by subprime mortgage loans are private-label home equity asset-backed securities. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by two of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. Under the FHLBank's RMP, the insurer should be rated no lower than AA at the time of acquisition. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. See Table 22 under this Item 2 – “Financial Condition – Investments” for coverage amounts and unrecognized losses on private-label MBS covered by monoline mortgage insurance companies. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

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

The FHLBank manages counterparty credit risk through netting procedures, credit analysis, collateral management and other credit enhancements. The FHLBank requires that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of the FHLBank’s unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of the FHLBank’s exposure to that counterparty rises above a specific level. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on its derivative transactions.

The contractual or notional amount of derivatives reflects the FHLBank’s involvement in various classes of financial instruments and does not measure the FHLBank’s credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, purchased interest rate caps, and interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default.

The FHLBank’s maximum credit exposure to derivative counterparties and members, before considering collateral, was approximately $121.1 million and $81.2 million as of March 31, 2010 and December 31, 2009, respectively. In determining maximum credit exposure, the FHLBank considers accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. The FHLBank held cash with a fair value of $92.1 million and $65.2 million as collateral as of March 31, 2010 and December 31, 2009, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The FHLBank’s net credit exposure after collateral was approximately $25.0 million and $12.5 million as of March 31, 2010 and December 31, 2009, respectively.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2010 is indicated in Table 33 (in thousands):

Table 33

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$2,880	$25,700	$88,549	$3,935	$121,064
Cash collateral held	0	9,002	83,126	0	92,128
Net positive exposure after cash collateral	2,880	16,698	5,423	3,935	28,936
Other collateral	0	0	0	3,935	3,935
Net exposure after collateral	$2,880	$16,698	$5,423	$0	$25,001

Notional amount	$36,000	$11,780,820	$20,834,135	$223,989	$32,874,944

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2009 is indicated in Table 34 (in thousands):

Table 34

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

Table 35 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of March 31, 2010:

Table 35

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	AA-	17.8%	50.0%
Rabo International	AAA	2.4	11.5
Bank of America NA	A+	13.2	9.7
UBS AG	A+	21.4	8.9
Bank of New York Mellon Corp.	AA-	1.4	7.0
Citi Swapco Inc.	Aa1	1.4	6.8
All other counterparties		42.4	6.1

1	Fair value includes net accrued interest receivable or payable on the derivatives.

Table 36 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2009:

Table 36

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by its RMP. The FHLBank is also required to manage liquidity in order to meet statutory and contingency liquidity requirements by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, in federal statutes, and by Finance Agency regulations. The FHLBank has remained in compliance with each of these liquidity requirements throughout the first quarter of 2010.

Despite the liquidity/credit crisis in the financial markets, the FHLBank generally maintained stable access to the capital markets during the majority of 2009 at very favorable rates. The FHLBank continued to have stable access to the capital markets throughout the first quarter of 2010. However, the FHLBank did begin to experience slightly higher rates in short-term discount notes and deteriorating LIBOR spreads on swapped consolidated obligation bonds in the first quarter. For additional discussion of the overall financial market environment affecting liquidity, see this Item 2 – “Financial Market Trends.”

As discussed previously, in response to the heightened liquidity concerns in the financial markets due to the market disruptions in the latter part of 2008 and the first quarter of 2009, the FHLBank took steps to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days. See additional discussion under this Item 2 – “Financial Condition – Liquidity and Capital Resources – Liquidity.”

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

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended March 31, 2010.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Developments
Finance Agency Publishes Final Rule on Director Redesignation and Director Compensation and Expenses: On April 5, 2010, the Finance Agency published a final regulation on director redesignation. Previously, on December 1, 2009, the Finance Agency published a notice of proposed rulemaking that would deem terminated a directorship that is redesignated to a new state prior to the end of its term as a result of the annual designation of FHLBank directorships, with a new directorship created for the new state. The proposal changed the existing rule by providing that the new directorship would be filled by an election of the members rather than allowing the board of directors to fill the vacancy. The final regulation was adopted substantially as proposed.

Also on April 5, 2010, in the same rulemaking, the Finance Agency published a final regulation on director compensation and expenses. Previously, on October 23, 2009, the Finance Agency published a proposed rule implementing section 1202 of the Housing and Economic Recovery Act, which repealed the statutory caps on the annual compensation that can be paid to FHLBank directors. The final rule requires each FHLBank’s board of directors annually to adopt a written policy to provide for the payment of reasonable compensation and expenses to the directors of the FHLBank. At a minimum, the final rule requires the compensation policy to: (1) identify the activities or functions for which director attendance or participation is necessary and which may be compensated; (2) explain and justify the methodology used to determine the amount of compensation to be paid to the directors; and (3) include provisions requiring that compensation paid must reflect the amount of time a director has spent on official business, and that compensation be reduced, as necessary, to reflect lesser attendance at board or committee meetings. Under the final rule, the FHLBank must submit to the Director of the Finance Agency a copy of its compensation policy no fewer than 10 business days after adopting the policy and no fewer than 30 calendar days prior to the first payment to be made under the policy. The final rule specifies the authority of the Director of the Finance Agency to disapprove compensation arrangements that do not conform to the reasonableness standards imposed by the Bank Act and the final rule. The final rule became effective May 5, 2010.

Finance Agency Publishes Final Rule on the Board of Directors of the Federal Home Loan Bank System Office of Finance: On May 3, 2010, the Finance Agency published a final rule amending the size and structure of the Office of Finance board of directors (Office of Finance Board) and how the Office of Finance Board exercises oversight over the process for preparing the FHLBank System’s combined financial reports. Pursuant to the final rule, the Office of Finance Board will consist of 17 members, including the 12 FHLBank presidents and 5 independent directors. The independent directors must: (1) each be a citizen of the United States; (2) as a group, have substantial experience in financial and accounting matters; and (3) shall not have any material relationship with an FHLBank, or the Office of Finance. Each independent director will serve a five-year term (which shall be staggered so that no more than one independent director seat would be scheduled to become vacant in any one year) and may not serve more than two consecutive terms. Initially the independent directors will be appointed by the Finance Agency from among persons nominated by the current Office of Finance Board, after the Office of Finance Board consults with the FHLBanks, or may appoint other individuals identified by the Finance Agency. Upon expiration of the initial term of each independent director, the independent directors subsequently shall be elected by majority vote of the Office of Finance Board, subject to Finance Agency review of, and lack of objection to, each independent director. The Office of Finance Board is responsible for overseeing the establishment of policies regarding consolidated obligations, setting policies for management and operation of the Office of Finance, approving a strategic plan for the Office of Finance, and overseeing the Chief Executive Officer of the Office of Finance, among other responsibilities.

The Audit Committee of the Office of Finance Board will consist of the independent directors of the Office of Finance Board. The Audit Committee will be responsible for: (1) overseeing the audit function of the Office of Finance and the presentation and the accurate and meaningful combination of information submitted by the FHLBanks in the FHLBank System’s combined financial reports; (2) ensuring that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBanks to the Office of Finance to be combined to create accurate and meaningful combined financial reports; and (3) establishing common accounting policies and procedures, in consultation with the Finance Agency, for the information submitted by the FHLBanks to the Office of Finance for the combined financial reports, as they relate to the combined financial reports for the FHLBanks, among other responsibilities. The final rule will become effective on June 2, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on FHLBank Investments: On May 4, 2010, the Finance Agency published a notice of proposed rulemaking on the investment authority of the FHLBanks. The proposed rule would incorporate limits on the FHLBanks’ investment in MBS and certain asset-backed securities that are currently set forth in the FMP. The FMP was established by the Federal Housing Finance Board, predecessor to the Finance Agency, to consolidate into one document the previously separate policies on funds management, hedging, interest-rate swaps, unsecured credit and interest-rate risks. Most provisions of the FMP have since been superseded by regulation. Upon incorporating the remaining FMP provisions into a regulation pursuant to the proposed rule, the Finance Agency expects to terminate the FMP.

In addition to proposing amendments to the Finance Agency regulations, the Finance Agency noted that it is considering whether it should adopt additional restrictions, or lower the overall limit, on the FHLBanks’ investment in MBS generally, and in private-label MBS in particular. Specifically, the Finance Agency requested comment on the following: (1) what other measures, besides limiting MBS holdings to 300 percent of an FHLBank’s capital, might offer a prudent limit on MBS holdings that also would mitigate potential future losses from the FHLBanks’ MBS portfolios; (2) whether there should be a separate limit or additional restrictions on the purchase of private-label MBS; (3) whether the Finance Agency should restrict purchases of private-label MBS based on collateral characteristics; and (4) whether the Finance Agency should adopt a requirement that an FHLBank may only purchase private-label MBS rated in the highest investment grade category. Comments on the proposed rulemaking are due by July 6, 2010.

U.S. Senate Banking Committee Approves Financial Reform Legislation: On March 22, 2010, the Senate Banking Committee approved the Restoring American Financial Stability Act of 2010. As currently drafted, the bill could prohibit the FHLBanks from lending an amount that exceeds 25 percent of capital stock and surplus to a member financial institution. As of March 31, 2010, the FHLBank had $2.0 billion in total regulatory capital. Thus, a concentration limit would cap FHLBank advances at approximately $489.7 million per member financial institution. This cap would immediately impact as many as eight of our members. As of March 31, 2010, the new lending limit would decrease total FHLBank advances by $8.1 billion, moving advance volume from $22.2 billion to approximately $14.1 billion, a reduction of 37 percent. The bill, marked Senate Bill 3217, continues to be subject to bipartisan negotiation for amendments, although it is uncertain whether the lending restriction will be amended.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management
The FHLBank measures interest rate risk exposure by various methods, including the calculation of DOE and market value of equity (MVE).

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

The DOE parameters established by the FHLBank’s Board of Directors represent one way to establish general limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE exceeds the policy limits established by the Board of Directors, management either: (1) takes asset/liability actions to bring the DOE back within the range established in the FHLBank’s RMP; or (2) reviews and discusses potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertains a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only with agreement of the Board of Directors with management’s recommendations.

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

Table 37 presents the DOE in the base case and the up and down 100 and 200 bps interest rate shock scenarios for recent quarter end dates:

Table 37

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2010	1.8	0.3	2.2	1.7	-0.7
12/31/2009	0.1	-0.6	0.1	0.8	-1.3
09/30/2009	1.2	1.0	2.6	1.7	-0.9
06/30/2009	-1.2	-0.2	3.8	12.2	1.0
03/31/2009	-2.2	0.0	3.6	11.6	-1.6

The DOE as of March 31, 2010 has increased in all scenarios from December 31, 2009 and remains inside management’s operating range of ±2.5. The primary factors contributing to the increase in duration in all scenarios were the additional purchase of Agency variable rate CMOs with embedded caps during the first quarter of 2010 and, to a much lesser degree, compositional changes in the FHLBank’s funding mix as a considerable amount of swapped callable debt was called and replaced with discount notes. As discussed previously, the FHLBank submitted a notice to the Finance Agency to increase its mortgage investments to five times capital (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information). The weighted average life of these newly acquired Agency variable rate CMOs was longer and the embedded effective interest rate caps were lower than the FHLBank’s existing Agency variable rate CMO portfolio, which resulted in an increase in the duration of this portfolio. While the FHLBank purchased a string of interest rate caps to offset the impact of the embedded caps in the newly acquired Agency variable rate CMOs, the purchased caps do not cover the full term of the CMOs. A portion of the DOE increase for the first quarter 2010 can thus be attributed to the uncapped tails on the newly acquired Agency variable rate CMOs. In addition, a compositional change in assets occurred as these newly acquired Agency variable rate CMOs replaced short-term money market investments on the FHLBank’s balance sheet. The increase in duration combined with the compositional shift in assets was the primary reason for the increase in the FHLBank’s DOE in all scenarios. However, as explained above, the interest rate cap portfolio that hedges the embedded caps in the Agency variable rate CMO investment portfolio provided a shortening of the overall DOE that helped reduce the impact of the lengthening duration profile and asset sensitivity of the DOE. This relationship was anticipated, even though a slight rate decline occurred during the period and volatility in general decreased. The decreasing volatility environment generated market value losses in the interest rate cap portfolio (economic hedges) as the effective caps trended towards a lower probability of becoming in-the-money.

To a much lesser degree, the FHLBank’s DOE was influenced by compositional changes in its liability portfolio as the FHLBank experienced significant maturities of variable rate liabilities and calls of swapped callable liabilities and replaced them with discount notes. Generally, the swapped callable liability portfolio has a longer duration profile than the discount note portfolio so as the FHLBank transitioned to discount notes it had the effect of decreasing the duration of the FHLBank’s total liability portfolio which in turn contributed to the overall increase in the FHLBank’s DOE in all scenarios.

When comparing March 31, 2009 with March 31, 2010, the duration profile shifted in large part from a steepening yield curve and a significant decline in assets and associated capital levels during 2009. The yield curve steepening is clearly demonstrated by observing that the spread relationship between the 2-year and 10-year U.S. Treasury levels increased from 187 bps as of March 31, 2009 to 281 bps as of March 31, 2010. This steepened yield curve environment generates increasing market value fluctuations that produce an increasing duration profile since duration essentially measures changes in market value. Additionally, as discussed above, the respective duration and DOE contribution components of various portfolios, including the investment and funding portfolios, were magnified as assets and associated capital levels declined. These declines cause the respective portfolio equity based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned discount note and variable Agency CMO shifts.

The FHLBank’s current and past purchases of interest rate caps and floors tend to partially offset the negative convexity of the FHLBank’s mortgage assets and the effects of the interest rate caps embedded in the variable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of the FHLBank’s mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. The FHLBank seeks to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in its assets.

While the FHLBank typically monitors and manages to the DOE in the base and ±200 basis point instantaneous shock scenarios for asset/liability and risk management purposes, duration measurements are also computed and reported for the ±100 basis point instantaneous shock scenarios as an additional indication of the FHLBank’s risk profile. The atypical long DOE results in the down 100 basis point instantaneous shock scenario as of March 31, 2009 and June 30, 2009 were isolated to a model assumption within the mortgage valuation model utilized by the FHLBank. During the fourth quarter of 2008, the interest rate environment experienced a significant decline where three-month LIBOR declined 262 bps between September 30, 2008 and December 31, 2008. This market shift caused the interest rate model to generate interest rate scenarios that were considerably different from interest rate scenarios generated when rates were more normalized. When deriving valuations using these low market rate driven interest rate paths, the pricing and risk profiles revealed inconsistencies not only in the base scenarios, but also in the downward shock scenarios. This low rate environment is considered a qualifying event that required a modeling assumption change to the speed at which the various interest rate paths generated in the model revert to the mean. This mean reversion adjustment serves to temper the large variations in the derived rate paths and produces a price and risk measurement profile that is considered more reasonable and conforms more consistently with management’s expectations of the overall risk profile of the balance sheet. The mean reversion adjustment was implemented by the FHLBank beginning with the September 30, 2009 DOE calculation process.

The FHLBank typically manages a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. A determination can also be made that no asset/liability management actions are necessary, but can be made only if the Board of Directors fully concurs with management’s recommendations. Even though all DOE measurements are inside management’s operating range as of March 31, 2010, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 1.1 months and less than 0.1 month as of March 31, 2010 and December 31, 2009, respectively. Again, the increase in duration gap during the first three months of the year was primarily the result of the Agency CMO purchases and compositional changes in the FHLBank's funding mix as discussed previously. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions as discussed above. Interest rate swaps increase the flexibility of the FHLBank’s funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Agency regulation prohibits the speculative use of derivatives, and the FHLBank does not engage in derivatives trading for short-term profit. Because the FHLBank does not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to the FHLBank by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force the FHLBank to replace the derivative at market price (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” for additional information).

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, the FHLBank issues debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued. The duration of callable debt shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. The FHLBank also uses interest rate caps, floors and swaptions to manage the duration of its assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. The FHLBank may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage its overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, the FHLBank may synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of its liabilities to more closely match the shortening duration of its mortgage assets. As the FHLBank needs to lengthen its liability duration, it terminates selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. The FHLBank generally maintains a MVE within limits specified by the Board of Directors in the RMP. As of September 18, 2009, the Board of Directors amended the RMP to measure the FHLBank’s market value risk in terms of the MVE in relation to the FHLBank’s total regulatory capital stock outstanding (TRCS). The RMP previously calculated this metric relative to the book value of equity (BVE) and stipulated that the ratio of MVE to BVE be not less than 85 percent in the base scenario or 80 percent under a ±200 basis point instantaneous shock in interest rates. TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, using the TRCS is a more reasonable measure because it reflects the market value of the FHLBank relative to the book value of its capital stock. As of December 17, 2009, the Board of Directors amended the RMP: (1) to revise the stipulation that MVE shall not be less than 85 percent of the FHLBank’s TRCS under the base case scenario to a 90 percent threshold; and (2) to revise the stipulation that the MVE/TRCS ratio shall not be less than 80 percent under a ±200 basis point instantaneous parallel shock in interest rates to an 85 percent threshold. Table 38 presents MVE as a percent of TRCS as of March 31, 2010 as well as information for previous periods for comparability. As of March 31, 2010, all scenarios are well within the specified limits as described above and much of the improvement in the ratio can be attributed to the continued increase in MBS market values and the FHLBank’s retained earnings.

Table 38

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2010	113	113	113	117	118
12/31/2009	113	113	112	113	113
09/30/2009	103	103	104	107	108
06/30/2009	96	95	95	106	113
03/31/2009	88	87	89	99	100

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized by the FHLBank to mitigate the interest rate risks described in the preceding sections. The FHLBank currently employs derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which the FHLBank has not elected hedge accounting, but is an acceptable hedging strategy under the FHLBank’s RMP. For hedging relationships that are not designated for shortcut hedge accounting, the FHLBank formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its long haul hedges. See Note 7 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 1 for information on effectiveness methods used by the FHLBank. The FHLBank determines the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 39 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of March 31, 2010 (in thousands):

Table 39

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$159,000	$0	$159,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	1,154,000	0	0	1,154,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,426,798	0	0	2,426,798
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	12,100	0	0	12,100
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,340,272	0	0	5,340,272
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,506,352	0	0	1,506,352
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	7,632,533	0	7,632,533
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	71,989	71,989
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	1,440,000	0	0	1,440,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	1,345,000	0	0	1,345,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	295,000	0	0	295,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,180,000	0	0	5,180,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	1,460,000	0	0	1,460,000
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	3,427,000	0	0	3,427,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	820,900	0	0	820,900
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	190,000	114,000	0	304,000
TOTAL			$24,597,422	$8,205,533	$71,989	$32,874,944
__________
1
As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions. All derivatives in the table with shortcut as the indicated effectiveness method were transacted prior to that date.

Table 40 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk as of March 31, 2010 (in thousands):

Table 40

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$(547)	$0	$(547)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	(69,500)	0	0	(69,500)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(74,063)	0	0	(74,063)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(135)	0	0	(135)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(333,330)	0	0	(333,330)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(156,509)	0	0	(156,509)
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	131,053	0	131,053
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	18,493	0	18,493
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	169	169
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	2,327	0	0	2,327
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	33,951	0	0	33,951
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	7,347	0	0	7,347
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	106,285	0	0	106,285
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	146,745	0	0	146,745
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	27,644	0	0	27,644
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	(2,334)	0	0	(2,334)
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	84	0	0	84
TOTAL			$(311,488)	$148,999	$169	$(162,320)
__________
1
As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions. All derivatives in the table with shortcut as the indicated effectiveness method were transacted prior to that date.

Table 41 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of December 31, 2009 (in thousands):

Table 41

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$109,000	$0	$109,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	1,254,000	0	0	1,254,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,412,134	0	0	2,412,134
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	12,100	0	0	12,100
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	5,363,872	0	0	5,363,872
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,515,654	0	0	1,515,654
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	6,295,733	0	6,295,733
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	33,236	33,236
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	54,582	0	0	54,582
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	3,420,000	0	0	3,420,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	775,000	0	0	775,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	320,000	0	0	320,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,440,000	0	0	5,440,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	1,460,000	0	0	1,460,000
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	3,722,000	0	0	3,722,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	693,400	0	0	693,400
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	202,000	104,000	0	306,000
TOTAL			$26,644,742	$6,808,733	$33,236	$33,486,711
__________
1
As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions. All derivatives in the table with shortcut as the indicated effectiveness method were transacted prior to that date.

Table 42 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk as of December 31, 2009 (in thousands):

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
__________
1
As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions. All derivatives in the table with shortcut as the indicated effectiveness method were transacted prior to that date.

Item 4: Controls and Procedures

Disclosure Controls and Procedures. The FHLBank’s management, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of the FHLBank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the FHLBank’s CEO and CFO concluded that, as of the end of the period covered by this report, the FHLBank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the FHLBank in the reports that it files or furnishes under the Exchange Act within the time periods specified in the SEC’s rules and forms; and (2) ensuring that information required to be disclosed by the FHLBank in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the FHLBank’s management, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There has been no change in the FHLBank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
The FHLBank is subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on the FHLBank’s financial condition or results of operations.

Item 1A. Risk Factors
For a discussion of risks applicable to the FHLBank, see Item 1A – “Risk Factors” in the annual report on Form 10-K, incorporated by reference herein. In addition, the information below is an update and should be read in conjunction with the risk factors identified and included in our annual report on Form 10-K.

Our business has been and may continue to be adversely impacted by recently enacted legislation and other ongoing actions by the U.S. government in response to recent disruptions in the financial markets.

In addition to various legislative proposals for regulatory reform of financial institutions, the U.S. Senate is currently considering amendments to the Restoring American Financial Stability Act of 2010. Although the content of the proposed legislation is changing, the current bill (Senate Bill 3217) contains provisions that could prohibit the FHLBanks from lending an amount that exceeds 25 percent of capital stock and surplus to a member financial institution. Such limitation may cause a significant decrease in the aggregate amount of advances, impact the ability of the FHLBank to raise funds in the capital markets and increase advance rates for the FHLBank’s member financial institutions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. (Reserved and removed)

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

Federal Home Loan Bank of Topeka

Date: May 12, 2010	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: May 12, 2010	By: /s/ Mark E. Yardley
Mark E. Yardley
Executive Vice President and
Chief Financial Officer