Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Topeka
filed 2010-08-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 11, 2010
Class A Stock, par value $100	3,207,848
Class B Stock, par value $100	12,844,985

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to: legislative and regulatory actions or changes; future economic and market conditions; changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System; effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements; the effects of amortization/accretion; gains/losses on derivatives or on trading investments; the volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1); pricing of various mortgage finance products under the MPF Program by the MPF Provider since the FHLBank has only limited input on pricing through our participation on the MPF Governance Committee; and adverse developments or events affecting or involving other FHLBanks, housing government sponsored enterprises (GSE) or the FHLBank System in general. For additional information regarding these and other risks, see Item 1A – “Risk Factors” in our annual report on Form 10-K, incorporated by reference herein.

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

1   "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)
	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$28,428	$494,553
Interest-bearing deposits	43	54
Federal funds sold	2,984,000	945,000
Trading securities (Note 3)	7,312,844	8,012,676
Held-to-maturity securities1 (Note 4)	8,095,983	7,390,211
Advances (Note 5)	21,016,485	22,253,629
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $2,536 and $1,897 (Note 6)	3,567,489	3,333,784
Accrued interest receivable	96,765	103,057
Premises, software and equipment, net	13,173	14,575
Derivative assets (Note 7)	41,137	15,946
Other assets (Note 10)	63,647	68,126

TOTAL ASSETS	$43,219,994	$42,631,611

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$139,991	$135,719
Overnight	1,854,100	885,400
Term	0	32,250
Non-interest-bearing:
Demand	3	0
Other	23,944	15,388
Total deposits	2,018,038	1,068,757

Consolidated obligations, net (Note 8):
Discount notes	15,607,220	11,586,835
Bonds	23,216,506	27,524,799
Total consolidated obligations, net	38,823,726	39,111,634

Mandatorily redeemable capital stock (Note 11)	28,227	22,437
Accrued interest payable	145,905	153,710
Affordable Housing Program (Note 9)	40,337	44,117
Payable to Resolution Funding Corp. (REFCORP) (Note 10)	0	11,556
Derivative liabilities (Note 7)	256,222	240,630
Other liabilities	31,674	32,860

TOTAL LIABILITIES	41,344,129	40,685,701

Commitments and contingencies (Note 14)

Capital (Note 11):
Capital stock outstanding – putable:
Class A ($100 par value; 3,074 and 2,936 shares issued and outstanding)	307,391	293,554
Class B ($100 par value; 12,780 and 13,091 shares issued and outstanding)	1,278,002	1,309,142
Total capital stock	1,585,393	1,602,696
Retained earnings	314,770	355,075
Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(22,244)	(9,719)
Defined benefit pension plan – prior service cost	3	6
Defined benefit pension plan – net loss	(2,057)	(2,148)

TOTAL CAPITAL	1,875,865	1,945,910

TOTAL LIABILITIES AND CAPITAL	$43,219,994	$42,631,611
__________
1    Fair value: $8,023,932 and $7,192,957 as of June 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest-bearing deposits	$39	$3,910	$70	$7,003
Federal funds sold	1,155	704	2,172	1,987
Trading securities	23,324	26,043	46,361	57,246
Held-to-maturity securities	42,652	53,572	83,655	115,598
Advances	49,672	88,980	99,082	212,144
Prepayment fees on terminated advances	7,586	9,133	7,955	9,886
Mortgage loans held for portfolio	42,529	39,439	84,173	79,147
Overnight loans to other Federal Home Loan Banks	0	0	1	3
Other	652	750	1,357	1,554
Total interest income	167,609	222,531	324,826	484,568

INTEREST EXPENSE:
Deposits	728	1,066	1,272	3,588
Consolidated obligations:
Discount notes	6,436	15,347	10,070	63,274
Bonds	88,862	131,008	178,660	280,217
Overnight loans from other Federal Home Loan Banks	3	0	3	0
Mandatorily redeemable capital stock (Note 11)	59	79	121	373
Other	185	239	417	531
Total interest expense	96,273	147,739	190,543	347,983

NET INTEREST INCOME	71,336	74,792	134,283	136,585
Provision for credit losses on mortgage loans	197	104	956	114
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	71,139	74,688	133,327	136,471

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(2,398)	(18)	(19,783)	(1,077)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	445	0	16,398	1,018
Net other-than-temporary impairment losses on held-to-maturity securities	(1,953)	(18)	(3,385)	(59)
Net gain (loss) on trading securities (Note 3)	44,794	(25,718)	48,119	(15,845)
Net gain (loss) on derivatives and hedging activities (Note 7)	(94,157)	102,443	(179,540)	122,213
Service fees	1,371	1,562	2,697	3,086
Other	1,266	837	2,111	1,472
Total other income (loss)	(48,679)	79,106	(129,998)	110,867

OTHER EXPENSES:
Compensation and benefits	6,482	5,377	12,486	11,117
Other operating	3,510	2,916	6,552	6,527
Finance Agency	358	412	779	864
Office of Finance	369	515	960	992
Other	1,683	1,338	2,084	1,726
Total other expenses	12,402	10,558	22,861	21,226

INCOME (LOSS) BEFORE ASSESSMENTS	10,058	143,236	(19,532)	226,112

Affordable Housing Program (Note 9)	0	11,700	0	18,496
REFCORP (Note 10)	0	26,307	0	41,523
Total assessments	0	38,007	0	60,019

NET INCOME (LOSS)	$10,058	$105,229	$(19,532)	$166,093

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2010 AND 2009 – Unaudited
(In thousands)
	Capital Stock Class A1		Capital Stock Class B1		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value

BALANCE – DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to non-credit portion of other-than-temporary impairment losses on held-to-maturity securities as of January 1, 2009					3,349	(3,349)	0
Proceeds from issuance of capital stock	44	4,390	1,803	180,329			184,719
Repurchase/redemption of capital stock	(1,181)	(118,135)	(137)	(13,722)			(131,857)
Comprehensive income (loss):
Net income (loss)					166,093
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(1,018)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						4
Accretion of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						481
Amortization of prior service cost on defined benefit pension plan						(5)
Amortization of net loss on defined benefit pension plan						99
Total comprehensive income (loss)							165,654
Net reclassification of shares to mandatorily redeemable capital stock	(954)	(95,367)	(5,205)	(520,481)			(615,848)
Net transfer of shares between Class A and Class B	(1,320)	(132,004)	1,320	132,004			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.5%):
Cash payment					(172)		(172)
Stock issued			200	19,963	(19,963)		0
BALANCE – JUNE 30, 2009	2,928	$292,825	14,045	$1,404,487	$306,229	$(5,800)	$1,997,741
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2010 AND 2009 – Unaudited (continued)
(In thousands)
	Capital Stock Class A1		Capital Stock Class B1		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value

BALANCE – DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	32	3,229	540	53,990			57,219
Comprehensive income (loss):
Net income (loss)					(19,532)
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(16,398)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						2,301
Accretion of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						1,572
Amortization of prior service cost on defined benefit pension plan						(3)
Amortization of net loss on defined benefit pension plan						91
Total comprehensive income (loss)							(31,969)
Net reclassification of shares to mandatorily redeemable capital stock	(10)	(1,025)	(941)	(94,104)			(95,129)
Net transfer of shares between Class A and Class B	116	11,633	(116)	(11,633)			0
Dividends on capital stock (Class A – 0.8%, Class B – 3.0%):
Cash payment					(166)		(166)
Stock issued			206	20,607	(20,607)		0
BALANCE – JUNE 30, 2010	3,074	$307,391	12,780	$1,278,002	$314,770	$(24,298)	$1,875,865
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)
	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,532)	$166,093

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(7,703)	(65,517)
Concessions on consolidated obligation bonds	7,876	7,235
Premiums and discounts on investments, net	(1,633)	(635)
Premiums, discounts and commitment fees on advances, net	(7,996)	(10,981)
Discounts on Housing and Community Development advances	(2)	(2)
Premiums, discounts and deferred loan costs on mortgage loans, net	946	1,943
Fair value adjustments on hedged assets or liabilities	8,089	11,486
Premises, software and equipment	2,090	1,994
Other	88	94
Provision for credit losses on mortgage loans	956	114
Non-cash interest on mandatorily redeemable capital stock	119	364
Net loss on other-than-temporarily impaired held-to-maturity securities	3,385	59
Net realized (gain) loss on disposals of premises, software and equipment	20	3
Other (gains) losses	(67)	(28)
Net (gain) loss on trading securities	(48,119)	15,845
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	72,411	(153,554)
(Increase) decrease in accrued interest receivable	6,293	29,622
Change in net accrued interest included in derivative assets	(2,091)	479
(Increase) decrease in other assets	(1,513)	886
Increase (decrease) in accrued interest payable	(7,800)	(80,591)
Change in net accrued interest included in derivative liabilities	(2,100)	52,867
Increase (decrease) in Affordable Housing Program liability	(3,780)	13,706
Increase (decrease) in REFCORP liability	(11,556)	41,523
Increase (decrease) in other liabilities	3,042	(18,322)
Total adjustments	10,955	(151,410)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(8,577)	14,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(12,090)	3,022,379
Net (increase) decrease in Federal funds sold	(2,039,000)	(1,301,000)
Net (increase) decrease in short-term trading securities	510,884	(3,200,282)
Proceeds from maturities of and principal repayments on long-term trading securities	84,990	95,121
Proceeds from sale of long-term trading securities	152,435	0
Net (increase) decrease in short-term held-to-maturity securities	0	1,495,836
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,659,704	1,163,539
Purchases of long-term held-to-maturity securities	(2,375,111)	0
Principal collected on advances	22,990,689	155,100,915
Advances made	(21,639,456)	(144,141,481)
Principal collected on mortgage loans held for portfolio	246,141	563,125
Purchase or origination of mortgage loans held for portfolio	(482,212)	(758,275)
Proceeds from sale of foreclosed assets	3,754	0
Principal collected on other loans made	795	743
Proceeds from sale of premises, software and equipment	55	13
Purchases of premises, software and equipment	(763)	(1,177)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(899,185)	12,039,456

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited
(In thousands)
	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$947,981	$(408,571)
Net proceeds from issuance of consolidated obligations:
Discount notes	57,112,589	185,433,333
Bonds	9,686,390	10,153,213
Payments for maturing and retired consolidated obligations:
Discount notes	(53,092,837)	(196,017,556)
Bonds	(14,122,577)	(10,598,235)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	142	62
Net interest payments received (paid) for financing derivatives	(52,646)	(38,820)
Proceeds from issuance of capital stock	57,219	184,719
Payments for repurchase/redemption of capital stock	0	(131,857)
Payments for repurchase of mandatorily redeemable capital stock	(89,458)	(625,243)
Cash dividends paid	(166)	(172)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	441,637	(12,054,127)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(466,125)	12
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	494,553	75
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,428	$87

Supplemental disclosures:
Interest paid	$197,172	$460,197

Affordable Housing Program payments	$3,895	$4,958

REFCORP payments	$11,556	$0

Net transfers of mortgage loans to real estate owned	$3,599	$0

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
June 30, 2010

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Receivables–Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accountings Standards Board (FASB) issued guidance expanding the disclosure requirements associated with receivables. In addition, the guidance introduced the concepts of financing receivables, portfolio segment and class of financing receivable.
▪
Financing receivables, as defined by this guidance, are financing arrangements that represent a contractual right to receive money on demand or on fixed or determinable dates and is recognized as an asset in the FHLBank’s statement of condition excluding: (1) receivables measured at fair value with changes in fair value reported in earnings; (2) receivables measured at lower of cost or fair value; (3) trade accounts receivable that have a contractual maturity of one year or less and that have arose from the sale of goods or services; (4) debt securities within the scope of the guidance for Investments-Debt and Equity Securities; or (5) a transferor’s interests in securitization transactions that are accounted for as sales and purchased beneficial interests in securitized financial assets within the scope of the guidance for Investments-Other.

▪
Portfolio segment represents the level at which the FHLBank develops and documents a systematic method for determining the allowance for credit losses. This guidance will require the FHLBank to expand its disclosures by portfolio segment to include: (1) a description of the FHLBank’s accounting policies and methodology used to estimate the allowance for credit loss and charging off of uncollectible financing receivables; (2) a roll-forward of the allowance for credit losses; (3) disclosures quantifying the effects of changes in the method of estimating the allowance for credit loss; (4) disclosure of the amount of significant purchases and sales of financing receivables during each reporting period;(5) disclosure of the balance of the allowance for credit loss by impairment method at the end of each period; and (6) the recorded investment in financing receivables at the end of each period related to each balance in the allowance for credit loss disaggregated on the basis of impairment method.

▪
Class of financing receivable represents a subset of the portfolio segment that is determined on the basis of initial measurement attribute, risk characteristics and the FHLBank’s method of monitoring and assessing credit risk. In addition to the portfolio disclosures, the guidance will require the FHLBank to provide disclosures by class of financing receivable that include: (1) the recorded investment in impaired loans and the amount of recorded investment in which there is a related allowance for credit losses determined on an individual loan impairment basis; (2) the recorded investment in impaired loans for which there is no related allowance for credit losses determined on an individual loan impairment basis; (3) the total unpaid principal balance of the impaired loans along with the FHLBank’s policy for determining which loans are assessed for impairment on an individual loan basis; (4) the factors considered in determining if a loan is impaired; (5) qualitative and quantitative information about troubled debt restructurings; and (6) qualitative and quantitative information related to modified loans that have defaulted within 12 months of the modification.

The disclosure guidance that is applicable to activity that occurs during a reporting period is effective for the first interim or annual period beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank) and the remaining disclosures shall be effective for the first interim or annual period ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). Comparative disclosures are not required in the period of initial adoption for any previous period presented. The FHLBank has determined that adoption of this guidance will increase the FHLBank’s financial statement disclosures but will not affect the FHLBank’s financial condition, results of operations or cash flows.

Scope Exception Related to Embedded Credit Derivatives. In March 2010, the FASB issued amended guidance to clarify that the only type of embedded derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the FHLBank). Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The FHLBank has determined that adoption of this guidance will not impact the FHLBank’s financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures–Improving Disclosures about Fair Value Measurements. In January 2010, the FASB issued guidance amending existing fair value measurement and disclosure guidance. The amended guidance will require the FHLBank to: (1) disclose separately the transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) present the purchases, sales, issuances, and settlements disclosed in the Level 3 roll forward on a gross basis, instead of net; (3) disaggregate the statement of condition assets and liabilities by class for disclosing the recurring and non-recurring fair value measurements; and (4) disclose the valuation technique used and inputs used in determining the fair value of each class of asset or liability that is classified as a Level 2 or Level 3 fair value measurement. The guidance related to the new disclosures and clarifications of existing disclosures was effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank) and the guidance related to the presentation of the Level 3 reconciling items at gross values is effective for interim and annual periods beginning after December 15, 2010 (January 1, 2011 for the FHLBank). Comparative disclosures are not required in the period of initial adoption for any previous periods presented. The adoption of this guidance increased the FHLBank’s financial statement disclosures but did not affect the FHLBank’s financial condition, results of operations or cash flows.

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

Consolidation of Variable Interest Entities. In June 2009, the FASB issued guidance that amends the consolidation guidance for variable interest entities (VIEs). This guidance eliminates the exemption for qualifying special purpose entities, establishes a more qualitative evaluation to determine the primary beneficiary based on power and the obligation to absorb losses or right to receive benefits, and requires ongoing reassessments to determine if an entity must consolidate a VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. The FHLBank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The FHLBank evaluated its investments in VIEs as of January 1, 2010 and determined that consolidation accounting is not required under the new accounting guidance because the FHLBank is not the primary beneficiary. The FHLBank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision-maker nor does it have the unilateral ability to replace a key decision-maker. Additionally, because the FHLBank holds the senior interest, rather than the residual interest, in these investments, the FHLBank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the FHLBank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The adoption of this guidance on January 1, 2010 did not have any impact on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – TRADING SECURITIES

Major Security Types: Trading securities as of June 30, 2010 and December 31, 2009 are summarized in the following table (in thousands):

	Fair Value
	June 30, 2010	December 31, 2009
Certificates of deposit	$2,450,126	$3,109,967
Bank notes	0	89,996
Commercial paper	2,829,015	2,589,560
FHLBank1 obligations	122,135	280,761
Fannie Mae2 obligations	401,525	390,559
Freddie Mac2 obligations	1,000,829	979,243
Subtotal	6,803,630	7,440,086
Mortgage-backed securities:
Fannie Mae residential2	298,132	337,902
Freddie Mac residential2	209,452	232,984
Ginnie Mae residential3	1,630	1,704
Mortgage-backed securities	509,214	572,590
TOTAL	$7,312,844	$8,012,676
__________
1	See Note 16 for transactions with other FHLBanks.
2
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The fair values of trading securities by contractual maturity as of June 30, 2010 and December 31, 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010	December 31, 2009
Due in one year or less	$5,435,282	$5,789,523
Due after one year through five years	384,479	707,338
Due after five years through 10 years	983,869	943,225
Due after 10 years	0	0
Subtotal	6,803,630	7,440,086
Mortgage-backed securities	509,214	572,590
TOTAL	$7,312,844	$8,012,676

Net realized and unrealized net gains (losses) on trading securities during the three- and six-month periods ended June 30, 2010 and 2009 were as follows (in thousands):

	Three-month Period Ended		Six-month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net unrealized gains (losses) on trading securities held at June 30, 2010	$41,667	$(25,363)	$45,650	$(18,040)
Net realized and unrealized gains (losses) on trading securities sold or matured prior to June 30, 2010	3,127	(355)	2,469	2,195
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$44,794	$(25,718)	$48,119	$(15,845)

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of June 30, 2010 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in AOCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$104,669	$0	$104,669	$237	$22,487	$82,419
Subtotal	104,669	0	104,669	237	22,487	82,419
Mortgage-backed securities:
Fannie Mae residential1	3,157,027	0	3,157,027	31,323	3,321	3,185,029
Freddie Mac residential1	3,208,041	0	3,208,041	30,197	2,764	3,235,474
Ginnie Mae residential2	26,456	0	26,456	1,688	0	28,144
Private-label mortgage-backed securities:
Residential loans	1,557,579	21,288	1,578,867	4,341	134,834	1,448,374
Commercial loans	40,064	0	40,064	1,822	0	41,886
Home equity loans	1,930	956	2,886	85	577	2,394
Manufactured housing loans	217	0	217	0	5	212
Mortgage-backed securities	7,991,314	22,244	8,013,558	69,456	141,501	7,941,513
TOTAL	$8,095,983	$22,244	$8,118,227	$69,693	$163,988	$8,023,932
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in AOCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$115,858	$0	$115,858	$205	$152	$115,911
Subtotal	115,858	0	115,858	205	152	115,911
Mortgage-backed securities:
Fannie Mae residential1	2,693,071	0	2,693,071	10,465	18,214	2,685,322
Freddie Mac residential1	2,690,569	0	2,690,569	13,711	16,995	2,687,285
Ginnie Mae residential2	29,876	0	29,876	1,479	33	31,322
Private-label mortgage-backed securities:
Residential loans	1,818,370	7,616	1,825,986	930	197,325	1,629,591
Commercial loans	40,108	0	40,108	645	0	40,753
Home equity loans	2,025	2,103	4,128	0	1,674	2,454
Manufactured housing loans	334	0	334	0	15	319
Mortgage-backed securities	7,274,353	9,719	7,284,072	27,230	234,256	7,077,046
TOTAL	$7,390,211	$9,719	$7,399,930	$27,435	$234,408	$7,192,957
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of June 30, 2010. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$40,988	$22,487	$0	$0	$40,988	$22,487
Subtotal	40,988	22,487	0	0	40,988	22,487
Mortgage-backed securities:
Fannie Mae residential1	17,473	1	630,704	3,320	648,177	3,321
Freddie Mac residential1	12,469	8	536,623	2,756	549,092	2,764
Private-label mortgage-backed securities:
Residential loans	8,821	20	1,088,862	134,814	1,097,683	134,834
Home equity loans	0	0	1,537	577	1,537	577
Manufactured housing loans	0	0	212	5	212	5
Mortgage-backed securities	38,763	29	2,257,938	141,472	2,296,701	141,501
TOTAL TEMPORARILY IMPAIRED SECURITIES	$79,751	$22,516	$2,257,938	$141,472	$2,337,689	$163,988
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.

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

For Agency mortgage-backed securities (MBS), the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of June 30, 2010, all of the gross unrealized losses on its Agency MBS are temporary.

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

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of June 30, 2010, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the three- to nine-month period beginning April 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first six months, 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

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

As a result of these security-level evaluations, the projected cash flows as of June 30, 2010 on six private-label MBS indicated that the FHLBank  would not receive all principal and interest payments throughout the remaining lives of these securities. An additional four securities that have been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The ten securities on which OTTI charges have been recorded include eight private-label MBS that were identified as other-than-temporarily impaired prior to 2010 and two private-label MBS that were first identified as other-than-temporarily impaired in the first quarter of 2010. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in accumulated other comprehensive income (loss) (AOCI) is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the 10 OTTI securities.

For those securities for which an OTTI was determined to have occurred as of June 30, 2010 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label Residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2005	6.8%	6.8%	13.9%	13.9%	41.6%	41.6%	3.3%	3.3%

Alt-A:
2005	11.1	10.1-11.4	21.4	11.5-60.4	43.7	43.1-43.8	7.6	3.7-23.1

TOTAL	10.3%	6.8-11.4%	20.0%	11.5-60.4%	43.3%	41.6-43.8%	6.8%	3.3-23.1%

Home Equity Loans1
Year of Securitization	Significant Inputs
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2003 and earlier	3.6%	3.3-3.8%	9.6%	8.4-11.5%	89.3%	84.2-92.6%
__________
1	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

For the five private-label securities on which OTTI charges were recognized during the three-month period ended June 30, 2010, the FHLBank’s reported balances as of June 30, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$9,563	$9,403	$9,045	$9,091
Alt-A	41,205	38,496	20,256	20,256
Total private-label residential MBS	50,768	47,899	29,301	29,347

Home equity loans:
Subprime	2,417	1,357	729	1,075

TOTAL	$53,185	$49,256	$30,030	$30,422

For the 10 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of June 30, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$21,220	$20,989	$19,413	$19,394
Alt-A	44,001	41,292	21,580	21,749
Total private-label residential MBS	65,221	62,281	40,993	41,143

Home equity loans:
Subprime	5,202	2,886	1,930	2,394

TOTAL	$70,423	$65,167	$42,923	$43,537

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three- and six-month periods ended June 30, 2010 and 2009 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month Period Ended
	June 30, 2010			June 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$133	$0	$133	$0	$0	$0
Alt-A	1,548	445	1,993	0	0	0
Total private-label residential MBS	1,681	445	2,126	0	0	0

Home equity loans:
Subprime	272	0	272	18	0	18

TOTAL	$1,953	$445	$2,398	$18	$0	$18

	Six-month Period Ended
	June 30, 2010			June 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$256	$386	$642	$0	$0	$0
Alt-A	2,131	16,012	18,143	0	0	0
Total private-label residential MBS	2,387	16,398	18,785	0	0	0

Home equity loans:
Subprime	998	0	998	59	1,018	1,077

TOTAL	$3,385	$16,398	$19,783	$59	$1,018	$1,077

The following table presents a roll-forward of OTTI activity for the three- and six-month periods ended June 30, 2010 and 2009 related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in AOCI (in thousands):

	Three-month Period Ended
	June 30, 2010			June 30, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period	$3,140	$24,042	$27,182	$1,439	$4,034	$5,473
Additional charge on securities for which OTTI was previously recognized1	949	445	1,394	14	0	14
Reclassification adjustment of non-credit portion of OTTI included in net income	1,004	(1,004)	0	4	(4)	0
Amortization of credit component of OTTI2	65	0	65	45	0	45
Accretion of OTTI related to all other factors	0	(1,239)	(1,239)	0	(148)	(148)
Balance, end of period	$5,158	$22,244	$27,402	$1,502	$3,882	$5,384
__________
1
For the three-month period ended June 30, 2010, securities previously impaired represent all securities that were impaired prior to April 1, 2010. For the three-month period ended June 30, 2009, securities previously impaired represent all securities that were impaired prior to April 1, 2009.

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

	Six-month Period Ended
	June 30, 2010			June 30, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period1	$2,034	$9,719	$11,753	$1,424	$3,349	$4,773
Additional charge on securities for which OTTI was not previously recognized2	426	16,398	16,824	41	1,018	1,059
Additional charge on securities for which OTTI was previously recognized2	658	0	658	14	0	14
Reclassification adjustment of non-credit portion of OTTI included in net income	2,301	(2,301)	0	4	(4)	0
Amortization of credit component of OTTI3	(261)	0	(261)	19	0	19
Accretion of OTTI related to all other factors	0	(1,572)	(1,572)	0	(481)	(481)
Balance, end of period	$5,158	$22,244	$27,402	$1,502	$3,882	$5,384
__________
1
The FHLBank adopted the new OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initial application totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to accumulated other comprehensive income (loss).

2
For the six-month period ended June 30, 2010, securities previously impaired represent all securities that were impaired prior to January 1, 2010. For the six-month period ended June 30, 2009, securities previously impaired represent all securities that were impaired prior to January 1, 2009.

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

Although there has been improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2010, the fair value of almost one-third of this portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2010 and December 31, 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$0	$0	$0	$0	$0	$0
Due after one year through five years	0	0	0	35	35	35
Due after five years through 10 years	0	0	0	875	875	888
Due after 10 years	104,669	104,669	82,419	114,948	114,948	114,988
Subtotal	104,669	104,669	82,419	115,858	115,858	115,911
Mortgage-backed securities	8,013,558	7,991,314	7,941,513	7,284,072	7,274,353	7,077,046
TOTAL	$8,118,227	$8,095,983	$8,023,932	$7,399,930	$7,390,211	$7,192,957

The carrying value of the FHLBank’s MBS included net discounts of $34,235,000, of which $5,158,000 represented credit related impairment discount and $22,244,000 represented non-credit related impairment discount, as of June 30, 2010. The carrying value of the FHLBank’s MBS included net discounts of $19,531,000, of which $2,034,000 represented credit related impairment discount and $9,719,000 represented non-credit related impairment discount, as of December 31, 2009. No premiums or discounts were recorded on other held-to-maturity securities as of June 30, 2010 and December 31, 2009.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$29,899	$36,838
Variable rate	74,770	79,020
Subtotal	104,669	115,858

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	551	619
Variable rate	6,674	7,179
Collateralized mortgage obligations:
Fixed rate	1,614,055	1,924,420
Variable rate	6,392,278	5,351,854
Subtotal	8,013,558	7,284,072
TOTAL	$8,118,227	$7,399,930

NOTE 5 – ADVANCES

Redemption Terms: As of June 30, 2010 and December 31, 2009, the FHLBank had advances outstanding at interest rates ranging from zero percent to 8.01 percent as of both period ends as summarized in the following table (in thousands):

	June 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,314,185	2.02%	$4,324,971	2.53%
Due after one year through two years	1,656,462	3.17	1,855,344	3.43
Due after two years through three years	1,870,083	3.11	1,978,012	2.66
Due after three years through four years	1,170,492	3.17	2,584,300	2.05
Due after four years through five years	1,806,701	2.59	2,561,556	1.97
Thereafter	9,676,459	1.82	8,525,486	2.25
Total par value	20,494,382	2.23	21,829,669	2.39%
Discounts on HCD advances	(32)		(33)
Discounts on other advances	(44,314)		(36,364)
Hedging adjustments1	566,449		460,357
TOTAL	$21,016,485		$22,253,629
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2010 and December 31, 2009 include callable advances totaling $6,882,013,000 and $7,318,356,000, respectively. Of these callable advances, there were $6,854,089,000 and $7,287,717,000 of variable rate advances as of June 30, 2010 and December 31, 2009, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	June 30, 2010	December 31, 2009
Due in one year or less	$10,882,409	$11,388,149
Due after one year through two years	1,421,183	1,653,166
Due after two years through three years	1,618,036	1,455,504
Due after three years through four years	1,038,326	1,465,523
Due after four years through five years	1,303,882	1,189,298
Thereafter	4,230,546	4,678,029
TOTAL PAR VALUE	$20,494,382	$21,829,669

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of June 30, 2010 and December 31, 2009 included convertible advances totaling $4,238,732,000 and $5,060,772,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	June 30, 2010	December 31, 2009
Due in one year or less	$7,281,902	$7,902,839
Due after one year through two years	1,499,001	1,658,833
Due after two years through three years	1,714,158	1,603,212
Due after three years through four years	1,217,017	2,595,225
Due after four years through five years	1,544,601	2,505,681
Thereafter	7,237,703	5,563,879
TOTAL PAR VALUE	$20,494,382	$21,829,669

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Par value of advances:
Fixed rate	$12,565,832	61.3%	$13,401,295	61.4%
Variable rate	7,928,550	38.7	8,428,374	38.6
TOTAL PAR VALUE	$20,494,382	100.0%	$21,829,669	100.0%

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

The following table presents information as of June 30, 2010 and December 31, 2009 on mortgage loans held for portfolio (in thousands):

	June 30, 2010	December 31, 2009
Real Estate
Fixed rate, medium-term1, single-family mortgages	$865,731	$852,298
Fixed rate, long-term, single-family mortgages	2,688,688	2,477,167
Total par value	3,554,419	3,329,465
Premiums	22,503	18,045
Discounts	(8,949)	(9,798)
Deferred loan costs, net	1,419	1,145
Hedging adjustments2	633	(3,176)
Total before Allowance for Credit Losses on Mortgage Loans	3,570,025	3,335,681
Allowance for Credit Losses on Mortgage Loans	(2,536)	(1,897)
MORTGAGE LOANS, NET	$3,567,489	$3,333,784
__________
1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The par value of mortgage loans held for portfolio outstanding as of June 30, 2010 and December 31, 2009 was comprised of government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and the Department of Housing and Urban Development) loans totaling $386,031,000 and $322,245,000, respectively, and conventional, size-conforming mortgage loans totaling $3,168,388,000 and $3,007,220,000, respectively.

The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of past and current performance of the FHLBank’s portfolio. The allowance for credit losses on mortgage loans for the three- and six-month periods ended June 30, 2010 and 2009 was as follows (in thousands):

	Three-month Period Ended		Six-month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance, beginning of period	$2,553	$889	$1,897	$884
Provision for credit losses on mortgage loans	197	104	956	114
Charge-offs	(214)	(111)	(317)	(116)
Balance, end of period	$2,536	$882	$2,536	$882

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. As of June 30, 2010 and December 31, 2009, the FHLBank had no recorded investments in impaired mortgage loans.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. During the three-month periods ended June 30, 2010 and 2009, credit enhancement fees paid by the FHLBank to participating members totaled $704,000 and $703,000, respectively. Credit enhancement fees paid by the FHLBank to participating members totaled $1,236,000 and $1,177,000 for the six-month periods ended June 30, 2010 and 2009, respectively.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk as of June 30, 2010.

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

As of June 30, 2010 and December 31, 2009, the FHLBank’s maximum credit risk, as defined above, was approximately $102,513,000 and $81,162,000, respectively. These totals include $20,916,000 and $18,825,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $63,925,000 and $65,221,000 as collateral as of June 30, 2010 and December 31, 2009, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $34,167,000 and $38,604,000 as of June 30, 2010 and December 31, 2009, respectively. The counterparty was different each period. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of June 30, 2010, is indicated in the following table (in thousands):

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$2,100	$37,319	$58,257	$4,837	$102,513
Cash collateral held	0	14,502	46,874	0	61,376
Net positive exposure after cash collateral	2,100	22,817	11,383	4,837	41,137
Other collateral	0	0	0	4,837	4,837
Net exposure after collateral	$2,100	$22,817	$11,383	$0	$36,300

Notional amount	$36,000	$10,368,023	$20,965,533	$247,689	$31,617,245
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

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of June 30, 2010 and December 31, 2009 was $358,078,000 and $331,756,000, respectively, for which the FHLBank had posted collateral with a fair value of $105,164,000 and $93,064,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $151,440,000 and $140,703,000 of collateral to its derivative counterparties as of June 30, 2010 and December 31, 2009, respectively. The FHLBank’s credit rating has not changed in the previous twelve months.

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

As of June 30, 2010 and December 31, 2009, the notional principal of derivative agreements in which the FHLBank is an intermediary was $276,000,000 and $306,000,000, respectively.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2010 (in thousands):

	June 30, 2010
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$12,390,134	$384,130	$8,845,569	$(555,294)	$5,957,678	$36,976	$15,278,025	$(208,140)
Interest rate caps/floors	25,000	0	169,000	(2,150)	72,000	(478)	122,000	(1,672)
Total fair value hedges	12,415,134	384,130	9,014,569	(557,444)	6,029,678	36,498	15,400,025	(209,812)

Economic hedges:
Interest rate swaps	806,000	8,719	1,542,320	(205,437)	776,000	(63)	1,572,320	(196,655)
Interest rate caps/floors	7,457,533	113,114	272,000	(756)	3,115,500	40,291	4,614,033	72,067
Mortgage delivery commitments	97,853	1,352	11,836	(2)	97,853	1,352	11,836	(2)
Total economic hedges	8,361,386	123,185	1,826,156	(206,195)	3,989,353	41,580	6,198,189	(124,590)

TOTAL	$20,776,520	$507,315	$10,840,725	$(763,639)	$10,019,031	$78,078	$21,598,214	$(334,402)

Total derivative fair value						$78,078		$(334,402)
Fair value of cash collateral delivered to counterparties						0		105,164
Fair value of cash collateral received from counterparties1						(36,941)		(26,984)
NET DERIVATIVE FAIR VALUE						$41,137		$(256,222)
__________
1
The FHLBank held cash with a fair value of $63,925,000 as collateral as of June 30, 2010. Derivative fair values are netted by counterparty where such legal right exists and offset against fair value recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as a derivative asset and, if negative, a derivative liability. Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and when the collateral is actually received. Likewise, there is a lag time for excess collateral to be returned. Excess collateral held by the FHLBank as of June 30, 2010 resulted in positive exposure (fair value plus net accrued interest) with one counterparty being recorded as a derivative liability.

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

For the three- and six-month periods ended June 30, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended		Six-month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(3,025)	$2,802	$(2,112)	$5,805
Interest rate caps/floors	(13)	3	(45)	0
Total net gain (loss) related to fair value hedge ineffectiveness	(3,038)	2,805	(2,157)	5,805

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(40,943)	69,937	(53,478)	100,761
Interest rate caps/floors	(37,153)	47,892	(95,247)	47,696
Net interest settlements	(17,091)	(16,202)	(33,927)	(30,577)
Mortgage delivery commitments	4,081	(1,988)	5,289	(1,471)
Intermediary transactions:
Interest rate swaps	(13)	(12)	(23)	(19)
Interest rate caps/floors	0	11	3	18
Total net gain (loss) related to derivatives not designated as hedging instruments	(91,119)	99,638	(177,383)	116,408

Net gains (losses) on derivatives and hedging activities	$(94,157)	$102,443	$(179,540)	$122,213

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended June 30, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	June 30, 2010				June 30, 2009
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) On Derivatives	Gain (Loss) On Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(138,994)	$137,750	$(1,244)	$(77,575)	$220,535	$(217,362)	$3,173	$(72,087)
Consolidated obligation bonds	72,589	(74,733)	(2,144)	83,138	(89,299)	89,572	273	65,479
Consolidated obligation discount notes	(193)	543	350	221	3,643	(4,284)	(641)	2,388
TOTAL	$(66,598)	$63,560	$(3,038)	$5,784	$134,879	$(132,074)	$2,805	$(4,220)
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the six-month periods ended June 30, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Six-month Period Ended
	June 30, 2010				June 30, 2009
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) On Derivatives	Gain (Loss) On Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(167,103)	$165,360	$(1,743)	$(158,931)	$322,093	$(325,031)	$(2,938)	$(134,433)
Consolidated obligation bonds	129,147	(129,876)	(729)	171,868	(157,535)	165,776	8,241	149,610
Consolidated obligation discount notes	(235)	550	315	263	3,529	(3,027)	502	4,168
TOTAL	$(38,191)	$36,034	$(2,157)	$13,200	$168,087	$(162,282)	$5,805	$19,345
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three- and six-month periods ended June 30, 2010 and 2009 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2010, no amounts relating to hedging activities remain in AOCI.

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,360,900	2.07%	$10,874,777	1.34%
Due after one year through two years	4,236,420	2.03	3,650,320	2.38
Due after two years through three years	2,642,300	2.42	2,494,300	2.76
Due after three years through four years	2,110,000	3.56	2,465,000	3.32
Due after four years through five years	1,532,500	2.88	1,875,000	3.26
Thereafter	5,999,175	4.45	6,002,400	4.50
Total par value	22,881,295	2.92%	27,361,797	2.61%
Premium	59,471		19,403
Discount	(11,651)		(13,332)
Hedging adjustments1	287,391		156,931
TOTAL	$23,216,506		$27,524,799
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2010 and December 31, 2009 includes callable bonds totaling $8,504,175,000 and $8,630,400,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 3 and 4) and MPF mortgage loans (Note 6). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2010 and December 31, 2009 (in thousands):

Year of Maturity or Next Call Date	June 30, 2010	December 31, 2009
Due in one year or less	$12,253,075	$17,648,177
Due after one year through two years	4,581,420	3,625,320
Due after two years through three years	2,777,300	2,306,300
Due after three years through four years	1,545,000	1,850,000
Due after four years through five years	407,500	550,000
Thereafter	1,317,000	1,382,000
TOTAL PAR VALUE	$22,881,295	$27,361,797

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Fixed rate	$16,867,120	$16,377,525
Step ups	3,010,000	3,622,000
Variable rate	2,250,000	6,567,500
Range bonds	654,175	693,400
Step downs	100,000	100,000
Zero coupon	0	1,372
TOTAL PAR VALUE	$22,881,295	$27,361,797

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
June 30, 2010	$15,607,220	$15,613,655	0.17%

December 31, 2009	$11,586,835	$11,588,284	0.08%

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

The following table details the change in the AHP liability for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Appropriated and reserved AHP funds as of the beginning of the period	$42,044	$32,731	$44,117	$27,707
AHP set aside based on current year income	0	11,700	0	18,496
Direct grants disbursed	(1,771)	(3,115)	(3,895)	(4,958)
Recaptured funds1	64	97	115	168
Appropriated and reserved AHP funds as of the end of the period	$40,337	$41,413	$40,337	$41,413
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

The following table details the change in the REFCORP liability for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

	Three-month period ended		Six-month period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
REFCORP (receivable) obligation as of the beginning of the period	$0	$(799)	$11,556	$(16,015)
REFCORP assessments	0	26,307	0	41,523
REFCORP payments	0	0	(11,556)	0
REFCORP (receivable) obligation as of the end of the period	$0	$25,508	$0	$25,508

NOTE 11 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$360,414	$1,607,324	$646,501	$1,668,140
Total capital-to-asset ratio	4.0%	4.5%	4.0%	4.6%
Total capital	$1,728,800	$1,928,390	$1,705,264	$1,980,208
Leverage capital ratio	5.0%	6.3%	5.0%	6.6%
Leverage capital	$2,161,000	$2,732,053	$2,131,581	$2,814,278

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands).

	Three-month period ended		Six-month period ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$16,961	$29,703	$22,437	$34,806
Capital stock subject to mandatory redemption reclassified from equity during the period	74,683	168,961	95,129	615,848
Redemption or repurchase of mandatorily redeemable capital stock during the period	(63,474)	(172,962)	(89,458)	(625,243)
Stock dividend classified as mandatorily redeemable capital stock during the period	57	73	119	364
Balance at end of period	$28,227	$25,775	$28,227	$25,775

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and six-month periods ended June 30, 2010 and 2009, were (in thousands):

	Three-month Period Ended		Six-month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Service cost	$66	$60	$132	$120
Interest cost	98	99	196	197
Amortization of prior service cost	(2)	(3)	(3)	(5)
Amortization of net loss	46	49	91	99
NET PERIODIC POSTRETIREMENT BENEFIT COST	$208	$205	$416	$411

NOTE 13 – FAIR VALUES

The FHLBank determines fair values using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of June 30, 2010 and December 31, 2009. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of June 30, 2010 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$28,428	$0	$28,428

Interest-bearing deposits	43	0	43

Federal funds sold	2,984,000	0	2,984,000

Trading securities	7,312,844	0	7,312,844

Held-to-maturity securities	8,095,983	(72,051)	8,023,932

Advances	21,016,485	185,911	21,202,396

Mortgage loans held for portfolio, net of allowance	3,567,489	181,395	3,748,884

Accrued interest receivable	96,765	0	96,765

Derivative assets	41,137	0	41,137

Liabilities:
Deposits	2,018,038	0	2,018,038

Consolidated obligation discount notes	15,607,220	713	15,606,507

Consolidated obligation bonds	23,216,506	(370,428)	23,586,934

Mandatorily redeemable capital stock	28,227	0	28,227

Accrued interest payable	145,905	0	145,905

Derivative liabilities	256,222	0	256,222

Other Asset (Liability):
Standby letters of credit	(1,141)	0	(1,141)

Standby bond purchase agreements	383	3,289	3,672

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

Fair Value Methodologies and Techniques and Significant Inputs.

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

Investment securities – non-MBS: The fair values of non-MBS investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models. The significant input associated with all classes of non-MBS investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS investment security class as of June 30, 2010:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	0.1 to -6.8 basis points
Commercial paper	LIBOR swap	-5.7 to -8.3 basis points

Non-MBS Agency securities are priced using third-party pricing services.

Investment securities – MBS: For MBS securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark tranche yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used. If three prices are received, the middle price is used. If two prices are received, the average of the two prices is used. If one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2010, vendor prices were received for substantially all of the FHLBank’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for certain private-label MBS, the non-recurring fair value measurements for OTTI securities as of June 30, 2010 fell within Level 3 of the fair value hierarchy.

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

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of June 30, 2010 and December 31, 2009.

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

Fair Value Hierarchy. The FHLBank records trading securities, derivative assets and derivative liabilities at fair value. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis for which the fair value classification changed during the six-months ended June 30, 2010.

Fair Value on a Recurring Basis. The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of June 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Certificates of deposit	$2,450,126	$0	$2,450,126	$0	$0
Commercial paper	2,829,015	0	2,829,015	0	0
FHLBank1 obligations	122,135	0	122,135	0	0
Fannie Mae2 obligations	401,525	0	401,525	0	0
Freddie Mac2 obligations	1,000,829	0	1,000,829	0	0
Subtotal	6,803,630	0	6,803,630	0	0
Mortgage-backed securities:
Fannie Mae residential2	298,132	0	298,132	0	0
Freddie Mac residential2	209,452	0	209,452	0	0
Ginnie Mae residential3	1,630	0	1,630	0	0
Mortgage-backed securities	509,214	0	509,214	0	0
Trading securities	7,312,844	0	7,312,844	0	0

Derivative fair value:
Interest-rate related	101,161	0	80,245	0	20,916
Mortgage delivery commitments	1,352	0	1,352	0	0
Subtotal	102,513	0	81,597	0	20,916
Net cash collateral (received) delivered	(61,376)	0	0	0	(61,376)
Derivative assets	41,137	0	81,597	0	(40,460)

TOTAL ASSETS MEASURED AT FAIR VALUE	$7,353,981	$0	$7,394,441	$0	$(40,460)

Derivative fair value:
Interest-rate related	$358,835	$0	$353,511	$0	$5,324
Mortgage delivery commitments	2	0	2	0	0
Subtotal	358,837	0	353,513	0	5,324
Net cash collateral received (delivered)	(102,615)	0	0	0	(102,615)
Derivative liabilities	256,222	0	353,513	0	(97,291)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$256,222	$0	$353,513	$0	$(97,291)
__________
1	See Note 16 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

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

The following table presents assets by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the six-month period ended June 30, 2010 (in thousands):

	Fair Value Measurements for the Six-month Period Ended June 30, 2010
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1,2:
Private-label residential MBS3	$47,951	$0	$0	$47,951

Real estate owned4	795	0	795	0

TOTAL	$48,746	$0	$795	$47,951
__________
1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	A security will be included in the fair value total each time it is written down, which could be multiple times throughout the time period presented.
3
As of March 31, 2010, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $43,783,000 were written down to a fair value of $27,695,000. As of June 30, 2010, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $21,650,000 were written down to a fair value of $20,256,000. These write-downs resulted in OTTI charges of $1,394,000 and $17,482,000 for the three- and six-month periods ended June 30, 2010, respectively.

4
During the six-month period ended June 30, 2010, mortgage loans with a book value of $1,033,000 were transferred to real estate owned at a fair value of $795,000 less estimated cost to sell of $79,000, resulting in a $317,000 charge-off to the allowance for credit losses on mortgage loans.

The following table presents assets by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded as of December 31, 2009 (in thousands):

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Real estate owned	$368	$0	$368	$0

NOTE 14 – COMMITMENTS AND CONTINGENCIES

As provided by the Bank Act or Finance Agency regulation and as described in Note 8, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $807,986,006,000 and $891,666,741,000 as of June 30, 2010 and December 31, 2009, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of June 30, 2010, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2010, outstanding standby letters of credit totaled $2,604,605,000 and had original terms of three days to ten years with a final expiration in 2020. As of December 31, 2009, outstanding standby letters of credit totaled $3,093,204,000 and had original terms of six days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,141,000 and $1,213,000 as of June 30, 2010 and December 31, 2009, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $112,716,000 and $35,364,000 as of June 30, 2010 and December 31, 2009, respectively. Commitments are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statement of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $1,350,000 and $(312,000) as of June 30, 2010 and December 31, 2009, respectively.

The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,570,587,000 and $1,617,134,000 as of June 30, 2010 and December 31, 2009, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three- or six-month periods ended June 30, 2010 and 2009.

The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of June 30, 2010 and December 31, 2009, the FHLBank had delivered cash with a book value of $105,150,000 and $93,050,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of June 30, 2010 and December 31, 2009 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

June 30, 2010
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$174,354	13.5%	$175,354	10.9%

December 31, 2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$177,943	13.6%	$178,943	11.0%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2010 and December 31, 2009 are summarized in the following table (in thousands).

	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent Of Total	Outstanding Deposits1	Percent of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$3,175,000	15.5%	$3,500,000	16.0%	$1,422	0.1%	$798	0.1%
__________
1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF program during the three- or six-month periods ended June 30, 2010 and 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of June 30, 2010 and December 31, 2009 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	June 30, 2010		December 31, 2009
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$80,205	0.4%	$90,841	0.4%

Deposits	$13,693	0.7%	$7,573	0.7%

Class A Common Stock	$3,179	1.0%	$3,071	1.0%
Class B Common Stock	8,306	0.6	8,300	0.6
Total Capital Stock	$11,485	0.7%	$11,371	0.7%

The following table presents mortgage loans funded or acquired during the three- and six-month periods ended June 30, 2010 and 2009 for members that had an officer or director serving on the FHLBank’s board of directors as of June 30, 2010 or 2009 (in thousands).

Three-month Period Ended				Six-month Period Ended
June 30, 2010		June 30, 2009		June 30, 2010		June 30, 2009
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$9,414	2.9%	$9,439	2.3%	$13,457	2.8%	$18,873	2.4%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and six-month periods ended June 30, 2010 and 2009 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended		Six-month Period Ended
Business Activity	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Average overnight interbank loan balances to other FHLBanks1	$0	$0	$829	$2,746
Average overnight interbank loan balances from other FHLBanks1	7,088	0	3,840	0
Average deposit balance with FHLBank of Chicago for shared expense transactions2	36	54	42	53
Average deposit balance with FHLBank of Chicago for MPF transactions2	24	25	25	28
Transaction charges paid to FHLBank of Chicago for transaction service fees3	408	354	795	698
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	0	0
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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $2,642,000 and $3,868,000 for the three-month periods ended June 30, 2010 and 2009, respectively. For the six-month periods ended June 30, 2010 and 2009, interest income earned on these securities totaled $6,153,000 and $7,873,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations reviews the financial condition of the FHLBank as of June 30, 2010 and December 31, 2009 and results of operations for the three- and six-month periods ended June 30, 2010 and 2009. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2009.

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

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	06/30/2010	03/31/2010	12/31/2009	09/30/2009	06/30/2009
Statement of Condition (as of period end)
Total assets	$43,219,994	$42,458,391	$42,631,611	$43,741,619	$46,273,877
Investments1	18,392,870	16,652,463	16,347,941	17,625,950	18,310,864
Advances	21,016,485	22,210,991	22,253,629	22,633,110	24,529,745
Mortgage loans held for portfolio, net2	3,567,489	3,363,446	3,333,784	3,237,953	3,213,794
Total liabilities	41,344,129	40,542,705	40,685,701	41,818,342	44,276,136
Deposits	2,018,038	1,779,805	1,068,757	1,154,479	1,278,155
Consolidated obligation bonds, net3	23,216,506	23,469,731	27,524,799	27,301,576	26,815,219
Consolidated obligation discount notes, net3	15,607,220	14,625,721	11,586,835	12,795,584	15,617,443
Total consolidated obligations, net3	38,823,726	38,095,452	39,111,634	40,097,160	42,432,662
Mandatorily redeemable capital stock	28,227	16,961	22,437	23,027	25,775
Total capital	1,875,865	1,915,686	1,945,910	1,923,277	1,997,741
Capital stock	1,585,393	1,626,688	1,602,696	1,616,266	1,697,312
Retained earnings	314,770	315,138	355,075	319,640	306,229
Accumulated other comprehensive income (loss)	(24,298)	(26,140)	(11,861)	(12,629)	(5,800)

Statement of Income (for the quarterly period ended)
Net interest income	71,336	62,947	62,676	59,750	74,792
Provision for credit losses on mortgage loans	197	759	268	872	104
Other income (loss)	(48,679)	(81,319)	12,767	(15,613)	79,106
Other expenses	12,402	10,459	12,454	9,906	10,558
Income (loss) before assessments	10,058	(29,590)	62,721	33,359	143,236
Assessments	0	0	16,646	8,856	38,007
Net income (loss)	10,058	(29,590)	46,075	24,503	105,229

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash4	82	84	108	87	90
Dividends paid in stock4	10,344	10,263	10,532	11,005	9,554
Class A Stock dividend rate	0.75%	0.75%	0.75%	0.75%	0.75%
Class B Stock dividend rate	3.00%	3.00%	3.00%	3.00%	2.50%
Weighted average dividend rate5	2.87%	2.88%	2.88%	2.89%	2.33%
Dividend payout ratio6	103.66%	N/A	23.09%	45.27%	9.16%
Return on average equity	2.10%	(6.16)%	9.36%	4.86%	19.63%
Return on average assets	0.09%	(0.27)%	0.42%	0.21%	0.85%
Average equity to average assets	4.44%	4.39%	4.45%	4.40%	4.31%
Net interest margin7	0.66%	0.58%	0.57%	0.52%	0.60%
Total capital ratio8	4.34%	4.51%	4.56%	4.40%	4.32%
Regulatory capital ratio9	4.46%	4.61%	4.64%	4.48%	4.39%
Ratio of earnings to fixed charges10	1.10	0.69	1.60	1.27	1.97
__________
1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Allowance for credit losses on mortgage loans was $2,536,000, $2,553,000, $1,897,000, $1,686,000 and $882,000 as of June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.

3
Consolidated obligations are bonds and discount notes that the FHLBank is primarily liable to repay. See Note 8 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which the FHLBank is jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $59,000, $62,000, $65,000, $66,000 and $79,000 as of June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.

5	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6	Dividends declared as a percentage of net income. The dividend payout ratio for the quarterly period ended March 31, 2010 is not meaningful.
7	Net interest income as a percentage of average earning assets.
8	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.
9	Regulatory capital (i.e., permanent capital and Class A capital stock) as a percentage of total assets.
10	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Quarterly Overview
Total assets increased during the first six months of 2010 to $43.2 billion as of June 30, 2010 from $42.6 billion as of December 31, 2009. While the change in total assets was relatively small, the balance sheet experienced larger compositional changes in both assets and liabilities during the six-month period ended June 30, 2010.

During the first six months of 2010, the FHLBank’s investment portfolio increased from $16.3 billion as of December 31, 2009 to $18.4 billion as of June 30, 2010 primarily due to a small increase in leverage combined with the reduction of a relatively large cash balance in its Federal Reserve account as of December 31, 2009 and investing these funds in unsecured money market investments as of June 30, 2010. The composition of the FHLBank’s investment portfolio also changed significantly as the FHLBank, under its temporary expansion in mortgage authority under Finance Agency Resolution 2008-08, increased its investment in Agency variable rate collateralized mortgage obligations (CMO) by $1.0 billion (new investment purchases in the first quarter of 2010 net of pay downs during the first six months of 2010).

Advance balances decreased from $22.3 billion as of December 31, 2009 to $21.0 billion as of June 30, 2010 and also experienced some compositional changes. A decrease of $475.0 million can be attributed to the reduction in advances by two of the FHLBank’s five largest borrowers. An additional decrease of $528.3 million is the result of the sale of a member to a non-member that subsequently prepaid all outstanding advances in June 2010. The remainder is related to a general de-leveraging trend among financial institutions.

The FHLBank’s liability composition also changed as consolidated obligation bonds decreased $4.3 billion, consolidated obligation discount notes increased $4.0 billion and member deposits increased $0.9 billion. The change in composition between bonds and discount notes was initially the result of significant terminations of swapped consolidated obligation bonds that were called faster than the FHLBank could replace them. However, as the year progressed and LIBOR began to rise in response to the sovereign debt crisis in Europe, management made a conscious decision to increase the use of discount notes and reduce its reliance on LIBOR-based funding. To a lesser degree, the compositional changes also reflected the FHLBank’s desire to enhance its ability to shrink its balance sheet to address the pay downs expected in the first six months of 2010 associated with the loan buy-outs by Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) of all 120 days or more delinquencies from their respective mortgage-backed securities (MBS)/CMO securities (see additional discussion under this Item 2 – “Financial Market Trends”).

The FHLBank’s net income for the three-month period ended June 30, 2010 was $10.1 million compared to $105.2 million for the three-month period ended June 30, 2009. The decrease was primarily attributable to the following:
▪	$3.5 million decrease in net interest income (decrease income);
▪	$1.9 million increase in net other-than-temporary impairment losses on held-to-maturity securities (decrease income);
▪	$70.5 million increase related to net gain (loss) on trading securities (increase income);
▪	$196.6 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$38.0 million decrease in assessments (increase income).

Net income (loss) for the six-month period ended June 30, 2010 was $(19.5) million compared to $166.1 million for the six-month period ended June 30, 2009. The decrease was primarily attributable to the following:
▪	$2.3 million decrease in net interest income (decrease income);
▪	$3.3 million increase in net other-than-temporary impairment losses on held-to-maturity securities (decrease income);
▪	$64.0 million increase related to net gain (loss) on trading securities (increase income);
▪	$301.8 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$60.0 million decrease in assessments (increase income).

As indicated above, the decrease in net income (loss) for both the second quarter of 2010 and the first six months of 2010 compared to the same periods in 2009 was mainly due to decreased market values of derivatives and hedging activities that were only partially offset by market value changes in trading securities. These items include derivatives (interest rate swaps, caps and floors) and trading securities (Agency debentures and MBS). A majority of the losses on derivatives and hedging activities are related to the interest rate cap portfolio purchased to hedge the short cap position embedded in the FHLBank’s variable rate mortgage investment portfolio. The positive impact of market value changes in trading securities can be primarily attributed to the decline in market interest rates over the periods. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for additional discussion.

The significant fluctuations that have occurred in the FHLBank’s net income (loss) over the past five quarters can primarily be attributed to market value changes on derivatives and hedging activities as well as the mark-to-market revaluations of trading securities. Because derivative valuations are sensitive to both the general level of interest rates and the instruments’ implied price volatilities, the recorded amounts of derivative gains (losses) have varied considerably from June 30, 2009 to June 30, 2010 as interest rates have fluctuated (note the longer-term Treasury rates in Table 2) and the implied price volatility of certain derivative instruments has also varied considerably. Similarly, the changes in investment prices caused by changes in interest rates have affected the gains (losses) recorded on trading securities. These fluctuations in other income (loss) have had a significant impact on the FHLBank’s results of operations and corresponding key ratios. Tables 8 through 11 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) for the three- and six-month periods ended June 30, 2010 and 2009.

The FHLBank’s return on average equity (ROE) decreased to 2.10 percent for the second quarter of 2010 compared to 19.63 percent for the same period of 2009. The FHLBank’s ROE for the first six months of 2010 decreased to (2.04) percent compared to 14.98 percent for the same period of 2009. The decreases in ROE for the three- and six-month periods can be primarily attributed to the net negative impact of market value changes on derivatives and hedging activities as well as on trading securities as discussed above.

Dividends paid for the second quarter of 2010 were 0.75 percent and 3.00 percent per annum for Class A Common Stock and Class B Common Stock, respectively. This dividend is slightly higher than dividends paid for the second quarter 2009 of 0.75 percent and 2.50 percent per annum for Class A Common Stock and Class B Common Stock, respectively. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate and may not correlate with the amount of net income (loss) during the period because of fluctuations in the net gain (loss) on derivatives and hedging activities and the net gain (loss) on trading securities for the period, which are typically not considered during the determination of dividend rates for a period. However, because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends. The average overnight Federal funds effective rate for the three-month periods ended June 30, 2010 and 2009 was 0.19 percent and 0.18 percent, respectively (see Table 2). Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding FHLBank dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	June 30, 2010 Three-month Average	June 30, 2009 Three-month Average	June 30, 2010 Six-month Average	June 30, 2009 Six-month Average
Overnight Federal funds effective/target rate1	0.19%	0.18%	0.16%	0.18%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.14	0.16	0.12	0.18
3-month LIBOR1	0.44	0.84	0.35	1.04
2-year U.S. Treasury note1	0.86	1.00	0.88	0.95
5-year U.S. Treasury note1	2.24	2.23	2.33	1.99
10-year U.S. Treasury note1	3.48	3.30	3.59	3.00
30-year residential mortgage note rate2	4.93	4.99	4.97	5.01

Market Instrument	June 30, 2010 Ending Rate	December 31, 2009 Ending Rate	June 30, 2009 Ending Rate
Overnight Federal funds effective/target rate1	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
FOMC target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.18	0.06	0.19
3-month LIBOR1	0.53	0.25	0.60
2-year U.S. Treasury note1	0.63	1.16	1.11
5-year U.S. Treasury note1	1.81	2.70	2.56
10-year U.S. Treasury note1	2.97	3.85	3.54
30-year residential mortgage note rate2	4.67	4.92	5.34

1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the quarterly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its August 10, 2010 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent and stated that it continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the Federal funds rate for an extended period. The FOMC stated that a gradual return to higher levels of resource utilization in the context of price stability is anticipated, although the pace of economic recovery is likely to be more modest in the near term than had been anticipated. The FOMC also indicated it will: (1) keep constant the Federal Reserve's holdings of securities at current levels by reinvesting principal payments from Agency debt and Agency MBS into longer-term Treasury securities; and (2) continue to roll over the Federal Reserve's holdings of Treasury securities as they mature. Due primarily to concerns on the stability of the economic recovery and subdued inflation outlooks, market expectations are for the FOMC to maintain the current range for Federal funds target rate for the remainder of 2010 and well into 2011.

While short-term LIBOR rates fell significantly during 2009, they have increased in 2010 due primarily to concern of the credit quality of several European Union countries and the health of financial institutions within those countries. The 3-month LIBOR rate increased to 0.53 percent as of June 30, 2010 from 0.25 percent as of December 31, 2009 (see Table 2), with the majority of this increase occurring during the second quarter of 2010. The decrease in the short-term portion of the LIBOR/swap curve in 2009 was primarily the result of excess demand from investors with larger amounts of cash to invest than the supply of eligible money market investments. Additionally, the extension of sovereign guarantees to some of the financial institutions participating in these markets probably contributed to the decline in LIBOR rates. However, as the financial markets began focusing more on the creditworthiness of certain countries’ sovereign debt obligations in the second quarter of 2010, concerns about these countries, their sovereign guarantees, and individual bank’s exposure to them began to increase. The 3-month LIBOR rate peaked on June 17, 2010 at 0.54 percent. As European debt concerns ebbed in July 2010, LIBOR rates began a steady, gradual decline. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of the FHLBank’s assets and liabilities are either directly or indirectly tied to LIBOR.

Short-term U.S. Treasury rates remained relatively low in the second quarter of 2010, while the long-term portion of the U.S. Treasury rate curve (one-year and beyond) declined significantly from the end of 2009. The low short-term rate environment experienced in 2009 and through the second quarter of 2010 is likely due to reduced inflationary expectations and persistently strong demand for U.S. Treasury debt. The demand for safer U.S. Treasury investments increased in 2010 primarily due to growing credit concerns surrounding the debt of certain European countries and financial institutions. As a result of relatively stable short-term interest rates and decreasing long-term interest rates, interest rate curves have flattened but remain steep with the difference between short-term and long-term rates remaining historically wide. While significantly higher rates are unlikely for the second half of 2010, the FHLBank continues to expect higher short-term and long-term interest rates in the future due to economic improvement, the inflationary impact of large budget deficits, and the current and anticipated volumes of U.S. Treasury issuance.

Spreads of fixed rate, non-callable FHLBank debt as of June 30, 2010 relative to similar term U.S. Treasury instruments were mixed (some narrowing and some widening) from spreads as of December 31, 2009. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note widened from 11 basis points (bps) as of December 31, 2009 to 16 bps as of June 30, 2010. The spread between the on-the-run FHLBank three-year bullet debt and the three-year U.S. Treasury note narrowed from 27 bps as of December 31, 2009 to 19 bps as of June 30, 2010. The spread between the on-the-run FHLBank five-year bullet debt and the five-year U.S. Treasury note widened from 25 bps as of December 31, 2009 to 31 bps as of June 30, 2010. However, the theoretical swap level of the on-the-run FHLBank two-year bullet improved from 3-month LIBOR minus 10 bps on December 31, 2009 to 3-month LIBOR minus 17 bps on June 30, 2010. The theoretical swap level of the on-the-run FHLBank three-year bullet improved from 3-month LIBOR minus 6 bps on December 31, 2009 to 3-month LIBOR minus 14 bps on June 30, 2010. The theoretical swap level of the on-the-run FHLBank five-year bullet deteriorated from 3-month LIBOR minus 2 bps on December 31, 2009 to 3-month LIBOR plus 7 bps on June 30, 2010. We believe that the improvement in the FHLBank’s relative LIBOR levels in the front-end of the debt curve (3-year final maturity or less) is primarily due to: (1) increased demand for Agency securities, which kept yields low; (2) widening swap spreads; and (3) increases in LIBOR rates resulting from the European sovereign debt crisis. For many of the same reasons, swapped LIBOR funding spreads also substantially improved during the second quarter of 2010 for other structures including callable consolidated obligation bonds (primarily those with fixed-rate coupons, step-up or step-down coupons and complex coupons), floating rate consolidated obligation bonds and term discount notes. As many European nations put in place tighter budgets in an attempt to reduce their debt outstanding relative to gross domestic product, sovereign debt concerns should continue to ebb and relative LIBOR funding levels for consolidated obligation bonds and discount notes can be expected to deteriorate as LIBOR re-sets down.

In November 2008, the Federal Reserve announced that it would begin purchasing Agency MBS and the direct obligations of the housing-related GSEs, including the FHLBank, in order to reduce the cost and increase the availability of credit for the purchase of homes. Under the programs, the Federal Reserve Bank purchased a cumulative total of approximately $1.25 trillion in Agency MBS and $172 billion in Agency debentures by the expirations of the programs on March 31, 2010. These purchases by the Federal Reserve helped stabilize the U.S. Treasury, Agency debenture and Agency MBS markets in December of 2008 and throughout 2009, and were a significant factor in the improvements in FHLBank consolidated obligation spreads to U.S. Treasury and relative LIBOR levels. The end of the Federal Reserve Bank’s purchases of GSE direct obligations does not appear to have negatively impacted the demand for or market perception of FHLBank consolidated obligations. Approximately one-third of the debentures purchased by the Federal Reserve Bank will mature in the next 18 months, and it is possible that the cost to issue FHLBank consolidated obligations might increase as new debt is needed to replace these maturities. It is also possible that a sustained economic recovery will lead the Federal Reserve Bank to begin selling these assets. Sale of these instruments would also likely result in an increase in the cost to issue FHLBank consolidated obligations due to the increased supply of Agency debentures and mortgage-backed securities in the market.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This resulted in strong investor demand for FHLBank discount notes and short-term bonds throughout the second quarter of 2010 as other parts of the world reacted to the European sovereign debt crisis. Because of this strong demand, the overall cost to issue short-term consolidated obligations remained relatively low throughout the second quarter of 2010. However, yields on discount notes increased somewhat near the very end of the second quarter of 2010. Some of the factors likely responsible for these increases are discussed below.

One important factor in this increase in discount note yields is the decrease in demand from money market funds, an important investor in FHLBank consolidated obligations (especially discount notes and floating rate bonds). Money market fund outflows increased sharply in the first half of 2010, albeit at a slower pace during the second quarter of 2010. The second quarter of 2010 also saw the implementation of many of the money market fund reforms adopted by the Securities and Exchange Commission (SEC) in February 2010 (effective May 2010), including more stringent liquidity and credit quality requirements, provisions that reduce the weighted average maturity of money market funds to 60 days (from 90 days) and limit the weighted average life of money market funds to 120 days. The demand for discount notes will likely benefit from some of these changes, especially discount notes with maturities of 60 days or less. However, the new weighted average maturity restrictions might result in less demand for discount notes and consolidated obligation bonds greater than two months, and the new weighted average life restriction might result in less demand for consolidated obligation floating rate bonds from money market funds. Additionally, some investors have continued to move into other comparable assets, such as repurchase agreements, that currently have higher yields than discount notes. Further competition is also expected within the next several months from the Federal Reserve Bank’s reverse repo and term deposit programs which were established to help the Federal Reserve Bank remove excess reserves from the financial system. Tests of the reverse repo and term deposit programs were completed in the first half of 2010. Full-scale rollout of these programs, in addition to other tools employed by the Federal Reserve, will likely increase discount note costs as reverse repos, term deposits and Treasury bills might compete with discount notes for inclusion in money market funds. However, because of European sovereign debt concerns and concerns over potential international and domestic economic weakness, the timing of the Federal Reserve’s rollout of programs to remove excess reserves from the financial system is uncertain. On February 12, 2010, a $1.9 trillion increase to the U.S. debt ceiling became law which allowed for an increase in supply of U.S. Treasury bills. The increase in supply was also a likely contributor to the increased discount note costs experienced by the FHLBank late in the first quarter of 2010.

Foreign demand for Agency securities (debt and mortgage-backed securities) increased in the second quarter of 2010 to levels that have not been reached since December 2008. Foreign investor holdings of Agency debentures and MBS, as reported by the Federal Reserve Bank’s H.4.1 report, increased from $769.6 billion on December 30, 2009 to $773.2 billion on March 24, 2010 to $824.2 billion on June 30, 2010. Additionally, the U.S. Treasury’s International Capital data reports have shown improvements and, in recent months, increases in both private and official foreign acquisition of long-term Agency bonds.

On February 10, 2010, Freddie Mac and Fannie Mae announced that they would buy back loans that are delinquent by 120 days or more out of their guaranteed MBS. Both Agencies completed most of their initial rounds of these buyouts in the second quarter of 2010. Any additional smaller buyouts of delinquent loans by Freddie Mac and Fannie Mae will likely reduce the increased funding needs from these Agencies which should limit the upward pressure on FHLBank funding costs resulting from competitive supply.

As of February 1, 2010, the Federal Reserve closed most of its special liquidity facilities, which were initiated as a result of the severe financial market turmoil in the fall of 2008. Those facilities that were closed include the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, the Commercial Paper Funding Facility, the Primary Dealer Credit Facility and the Term Securities Lending Facility. Additionally, the Federal Reserve held the last Term Auction Facility (TAF) auction on March 8, 2010 (after several previous announcements regarding reductions in auction sizes) due to improvements in the short-term funding markets. TAF funds were an alternative to FHLBank advances for certain FHLBank members, and therefore, these actions may increase demand for advances from these members. The Federal Reserve also announced on February 18, 2010 that it was increasing the spread of the primary credit discount window rate over the FOMC’s target federal funds rate to 50 basis points from 25 basis points. Effective March 18, 2010, the Federal Reserve reduced the maximum maturity of primary credit loans from 28 days to overnight.

Results of Operations
The primary source of the FHLBank’s earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The decrease in the FHLBank’s net interest income from the second quarter of 2009 to the second quarter of 2010, and from the first half of 2009 to the first half of 2010 can be primarily attributed to a decrease in average interest-earning assets despite an increase in net interest spreads. See Tables 4 through 7 under this Item 2 for further information.

In addition to the relatively minor decrease in net interest income, net income decreased significantly due to changes in the market value of derivatives and trading securities. See “Net Gain (Loss) on Derivatives and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

As part of evaluating its financial performance, the FHLBank adjusts net income reported in accordance with accounting principles generally accepted in the United States of America (GAAP) for the impact of: (1) Affordable Housing Program (AHP) and Resolution Funding Corporation assessments; (2) items related to derivatives and hedging activities; and (3) other irregular or non-recurring items such as prepayment fees, gain/loss on retirement of debt and gain/loss on securities. The result is referred to as core income, which is a non-GAAP measure of income. Core income is used to compute a core ROE that is then compared to the average overnight Federal funds effective rate, with the net referred to as core ROE spread. Because the FHLBank is primarily a “hold-to-maturity” investor, management believes that core income, core ROE and core ROE spread are helpful in understanding its operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, and ROE based on GAAP income, which can vary significantly because of derivatives and hedging activities or other items that may not recur. Derivative accounting affects the timing of income or expense from derivatives and their related assets and liabilities hedged, but not the economic income or expense from these derivatives. Core income and core ROE spread are used by the FHLBank to measure performance under our incentive compensation plans, as a key measure in determining the level of quarterly dividends and in strategic planning. While we utilize core income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends.

Earnings Analysis – Table 3 presents changes in the major components of the FHLBank’s earnings for the second quarter of 2010 compared to the second quarter of 2009 and the first six months of 2010 compared to the first six months of 2009 (in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended June 30, 2010 vs. 2009		Six-month Periods Ended June 30, 2010 vs. 2009
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(54,922)	(24.7)%	$(159,742)	(33.0)%
Total interest expense	(51,466)	(34.8)	(157,440)	(45.2)
Net interest income	(3,456)	(4.6)	(2,302)	(1.7)
Provision for credit losses on mortgage loans	93	89.4	842	738.6
Net interest income after mortgage loan loss provision	(3,549)	(4.8)	(3,144)	(2.3)
Net gain (loss) on trading securities	70,512	274.2	63,964	403.7
Net gain (loss) on derivatives and hedging activities	(196,600)	(191.9)	(301,753)	(246.9)
Other non-interest income	(1,697)	(71.3)	(3,076)	(68.4)
Total non-interest income (loss)	(127,785)	(161.5)	(240,865)	(217.3)
Operating expenses	1,699	20.5	1,394	7.9
Other non-interest expenses	145	6.4	241	6.7
Total other expenses	1,844	17.5	1,635	7.7
AHP assessments	(11,700)	(100.0)	(18,496)	(100.0)
REFCORP assessments	(26,307)	(100.0)	(41,523)	(100.0)
Total assessments	(38,007)	(100.0)	(60,019)	(100.0)
Net income (loss)	$(95,171)	(90.4)%	$(185,625)	(111.8)%

Net Interest Income – As mentioned previously, the decreases in the FHLBank’s net interest income for the three- and six-month periods ended June 30, 2010 compared to the same periods in 2009 were primarily due to the decreases in average interest-earning assets, which were partially offset by improvements in net interest spread and net interest margin. Some key factors in these improvements were: (1) improvements in the funding cost of consolidated obligation discount notes and consolidated obligation bonds; (2) active management of the debt used to fund long-term assets (calling higher cost callable debt and replacing with lower cost callable debt); and (3) an increase in the proportion of higher earning assets (primarily MBS investments and mortgage loans) to total assets as advance balances, on average, declined.

The average yield on advances was 1.05 percent for the three months ended June 30, 2010 compared to 1.54 percent for the three months ended June 30, 2009. Additionally, the average yield on advances was 0.97 percent for the six months ended June 30, 2010 compared to 1.55 percent for the six months ended June 30, 2009. The decreases in average yields on advances are attributable to the decline in short-term rates combined with the relative short-term nature of the FHLBank’s advance portfolio. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of the FHLBank’s advance portfolio either re-prices within three months or is swapped to shorter-term indices (1- or 3-month LIBOR) to synthetically create adjustable rate advances that effectively re-price at least every three months. Because of the relatively short nature of the FHLBank’s advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is determined by numerous factors including, but not limited to, the FOMC overnight Federal funds target rate and FOMC policy statements, Treasury bill rates, Agency spreads to Treasury bills, and by the expectations of capital market participants related to the strength of the economy, future inflationary pressures, international financial issues and other factors.

The average yield on investments was 1.52 percent for the second quarter of 2010 compared to 1.62 percent for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, the average yield on investments was 1.49 percent and 1.76 percent, respectively. Average yields on investments declined due primarily to declining interest rates as LIBOR, which remained somewhat dislocated in the first quarter 2009, returned to a more normalized relationship with other market interest rates. Throughout the last half of 2009, the spread differential between the overnight Federal funds target rate and LIBOR narrowed as market participants became less concerned about the creditworthiness of their counterparts. The average rate on FHLBank investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of the FHLBank’s investment portfolio and a large position in LIBOR-based variable rate MBS.

The FHLBank began purchasing new Agency variable rate CMOs with embedded caps in December 2009 and continued these purchases in the first quarter of 2010. The FHLBank purchased a total of $2.5 billion in Agency variable rate CMOs with embedded caps during this period. Over the last several years, the FHLBank’s investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to the FHLBank’s cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 2 – “Net Gain (Loss) on Derivatives and Hedging Activities.” All Agency MBS/CMOs in the FHLBank’s trading portfolio were also variable rate instruments with embedded caps, the majority of which were acquired in 2007.

The annualized average rate paid on all interest-bearing deposits was 0.15 percent for the second quarter of 2010 and 0.26 percent for the second quarter of 2009. For the six months ended June 30, 2010 and 2009, the annualized average rate paid on deposits was 0.15 percent and 0.42 percent, respectively. The average rate paid on deposits fluctuated in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants.

The average yield on consolidated obligation discount notes declined from 0.33 percent to 0.17 percent from the second quarter of 2009 to the second quarter of 2010 and declined from 0.60 percent to 0.14 percent from the first half of 2009 to the first half of 2010. Some key factors in the decline were: (1) a significant reduction in market interest rates both between the first half of 2009 and the first half of 2010, and between the second quarter of 2009 and the second quarter of 2010; and (2) consistently strong demand for FHLBank discount notes. In the third and fourth quarter of 2008, the FHLBank secured a significant amount of relatively long-term discount notes to bolster its liquidity position in response to the financial market disruptions during these periods. These actions created an asset-liability mismatch (assets re-pricing more quickly than liabilities) on the short end of the FHLBank’s balance sheet. As short-term interest rates fell, this mismatch resulted in a decrease in the FHLBank’s net interest income in the fourth quarter of 2008 (and continued to provide a drag on net interest income into the first quarter of 2009). While this asset-liability mismatch continued into early 2009, the FHLBank was able to replace most of these relatively high cost discount notes with new discount notes at significantly lower costs by the end of the first quarter of 2009. Therefore, as the relatively expensive term discount notes issued in the third and fourth quarters of 2008 matured in 2009, the FHLBank was able to maintain sufficient liquidity with much less of a negative impact to net interest income.

The average yield on consolidated obligation bonds declined from 1.99 percent to 1.50 percent from the second quarter of 2009 to the second quarter of 2010 and declined from 2.10 percent to 1.46 percent from the first half of 2009 to the first half of 2010. Some important factors in the decline in consolidated obligation bond yield were: (1) lower market interest rates, especially LIBOR since a significant portion of the FHLBank’s consolidated obligation bonds are swapped to LIBOR; and (2) active management of the debt used to fund long-term assets (replacing called or maturing consolidated obligations with lower cost callable or fixed rate debt).

The FHLBank actively managed its long-term funding costs to a lower level by calling previously issued unswapped, callable debt and replacing it with new lower-cost fixed rate, callable, and to a lesser extent, non-callable, consolidated obligation bonds. Over the past several years, the FHLBank has used callable debt with short lockouts (primarily three to six months) as a primary funding tool for mortgage assets and a secondary funding tool for amortizing advances, which provided an opportunity to take advantage of lower debt costs in 2009 and throughout the first six months of 2010. During this same time period, the average yields on the FHLBank's mortgage assets have remained relatively unchanged. The FHLBank continued to maintain a sizable portfolio of unswapped callable bonds in the second quarter of 2010. Unswapped callable bonds declined from $3.6 billion on December 31, 2009 to $3.3 billion on June 30, 2010. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets and amortizing advances because they provide a way to offset the prepayment risk.

A significant portion of the FHLBank’s consolidated obligation bonds is comprised of long-term callable bonds swapped to LIBOR which is used to fund LIBOR-based and other short-term assets. When assets and liabilities are based upon different indices, the FHLBank is exposed to basis risk. While the FHLBank maintained a reduced level of LIBOR basis risk exposure through much of the first half of 2009, it did increase its LIBOR risk in the third and fourth quarters of 2009 by increasing LIBOR-based liabilities beyond the level of LIBOR-based assets in order to take advantage of significant market opportunities. This opportunity allowed the FHLBank to issue debt at rates less than overnight consolidated obligation discount notes and, in some cases, near or below zero percent. The FHLBank transitioned to a more matched basis position in 2010 as this opportunity dissipated and other LIBOR debt matured. Additionally, in the first half of 2010 the FHLBank added a significant amount of 6- to 21-month fixed rate debt to fund LIBOR-based floating rate CMOs assets. The fixed rate funding was used to lock in relatively low fixed rates in anticipation of increasing short-term rates.

Derivative and hedging activities impacted the FHLBank’s net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that positive basis adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive basis adjustments on advances have exceeded those on consolidated obligations over the last five quarters. Therefore, the average net interest spread has been negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between quarters. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 8 through 11 under this Item 2), which distorts yields especially for trading investments that are swapped.

As explained in more detail in Item 3 – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” the FHLBank’s duration of equity (DOE) is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of the FHLBank’s assets and liabilities. Accordingly, the FHLBank’s net interest income is quite sensitive to the level of short-term interest rates, all else being equal. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities so that changes in short-term rates will not adversely impact net interest income.

Table 4 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 4

	For the Three-month Period Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits8	$79,733	$39	0.20%	$6,215,643	$3,910	0.25%
Federal funds sold	2,203,358	1,155	0.21	527,187	704	0.54
Investments6	15,409,301	65,976	1.72	14,163,762	79,615	2.25
Advances1,7	21,916,040	57,258	1.05	25,605,459	98,113	1.54
Mortgage loans held for portfolio1,4,5	3,445,973	42,529	4.95	3,193,282	39,439	4.95
Other interest-earning assets	39,919	652	6.54	46,470	750	6.47
Total earning assets	43,094,324	167,609	1.56	49,751,803	222,531	1.79
Other non-interest-earning assets	178,256			192,165
Total assets	$43,272,580			$49,943,968

Interest-bearing liabilities:
Deposits	$1,982,721	728	0.15	$1,667,023	1,066	0.26
Consolidated obligations1:
Discount Notes	14,898,884	6,436	0.17	18,885,338	15,347	0.33
Bonds	23,806,717	88,862	1.50	26,460,921	131,008	1.99
Other borrowings	36,839	247	2.68	47,599	318	2.68
Total interest-bearing liabilities	40,725,161	96,273	0.95	47,060,881	147,739	1.26
Capital and other non-interest-bearing funds	2,547,419			2,883,087
Total funding	$43,272,580			$49,943,968

Net interest income and net interest spread2		$71,336	0.61%		$74,792	0.53%

Net interest margin3			0.66%			0.60%

1	Interest income/expense and average rates include the effect of associated derivatives.
2	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
3	Net interest margin is net interest income as a percentage of average interest-earning assets.
4
The FHLBank nets credit enhancement (CE) fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $704,000 and $703,000 for the quarters ended June 30, 2010 and 2009, respectively.

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
8
As of June 30, 2009, interest bearing deposits included deposits at the Federal Reserve. On May 20, 2009, the Federal Reserve Board issued a final rule amending Regulation D, which resulted in the elimination of interest paid on excess reserves held at the FHLBank's Federal Reserve account effective July 2, 2009. As a result, in the third quarter of 2009, the FHLBank decreased its excess reserves at the Federal Reserve and increased its investment in short-term money market instruments, predominately in the form of commercial paper, certificates of deposit and overnight Federal funds transactions.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense between the second quarters of 2010 and 2009 (in thousands):

Table 5

	Three-month Periods Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to
	Volume1	Rate2	Total
Interest Income:
Interest-bearing deposits	$(3,174)	$(697)	$(3,871)
Federal funds sold	1,096	(645)	451
Investments	6,552	(20,191)	(13,639)
Advances	(12,735)	(28,120)	(40,855)
Mortgage loans held for portfolio	3,119	(29)	3,090
Other assets	(106)	8	(98)
Total earning assets	(5,248)	(49,674)	(54,922)
Interest Expense:
Deposits	175	(513)	(338)
Consolidated obligations:
Discount notes	(2,768)	(6,143)	(8,911)
Bonds	(12,204)	(29,942)	(42,146)
Other borrowings	(72)	1	(71)
Total interest-bearing liabilities	(14,869)	(36,597)	(51,466)
Change in net interest income	$9,621	$(13,077)	$(3,456)

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

Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2010 and 2009 (in thousands):

Table 6

	For the Six-month Period Ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits8	$83,586	$70	0.17%	$5,605,008	$7,003	0.25%
Federal funds sold	2,528,544	2,172	0.17	507,812	1,987	0.79
Investments6	15,309,490	130,016	1.71	14,688,206	172,844	2.37
Advances1,7	22,241,017	107,037	0.97	28,817,108	222,030	1.55
Mortgage loans held for portfolio1,4,5	3,391,803	84,173	5.00	3,153,576	79,147	5.06
Other interest-earning assets	42,576	1,358	6.43	51,060	1,557	6.15
Total earning assets	43,597,016	324,826	1.50	52,822,770	484,568	1.85
Other non-interest-earning assets	203,491			191,501
Total assets	$43,800,507			$53,014,271

Interest-bearing liabilities:
Deposits	$1,760,324	1,272	0.15	$1,708,403	3,588	0.42
Consolidated obligations1:
Discount Notes	14,575,775	10,070	0.14	21,326,865	63,274	0.60
Bonds	24,613,510	178,660	1.46	26,900,461	280,217	2.10
Other borrowings	37,465	541	2.91	69,875	904	2.61
Total interest-bearing liabilities	40,987,074	190,543	0.94	50,005,604	347,983	1.40
Capital and other non-interest-bearing funds	2,813,433			3,008,667
Total funding	$43,800,507			$53,014,271

Net interest income and net interest spread2		$134,283	0.56%		$136,585	0.45%

Net interest margin3			0.62%			0.52%

1	Interest income/expense and average rates include the effect of associated derivatives.
2	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
3	Net interest margin is net interest income as a percentage of average interest-earning assets.
4
The FHLBank nets CE fee payments against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,236,000 and $1,177,000 for the six months ended June 30, 2010 and 2009, respectively.

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
8
As of June 30, 2009, interest bearing deposits included deposits at the Federal Reserve. On May 20, 2009, the Federal Reserve Board issued a final rule amending Regulation D, which resulted in the elimination of interest paid on excess reserves held at the FHLBank's Federal Reserve account effective July 2, 2009. As a result, in the third quarter of 2009, the FHLBank decreased its excess reserves at the Federal Reserve and increased its investment in short-term money market instruments, predominately in the form of commercial paper, certificates of deposit and overnight Federal funds transactions.

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first six months of 2010 and 2009 (in thousands):

Table 7

	Six-month Periods Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to
	Volume1	Rate2	Total
Interest Income:
Interest-bearing deposits	$(5,200)	$(1,733)	$(6,933)
Federal funds sold	2,748	(2,563)	185
Investments	7,041	(49,869)	(42,828)
Advances	(43,477)	(71,516)	(114,993)
Mortgage loans held for portfolio	5,921	(895)	5,026
Other assets	(267)	68	(199)
Total earning assets	(33,234)	(126,508)	(159,742)
Interest Expense:
Deposits	105	(2,421)	(2,316)
Consolidated obligations:
Discount notes	(15,541)	(37,663)	(53,204)
Bonds	(22,241)	(79,316)	(101,557)
Other borrowings	(458)	95	(363)
Total interest-bearing liabilities	(38,135)	(119,305)	(157,440)
Change in net interest income	$4,901	$(7,203)	$(2,302)

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

Net Gain (Loss) on Derivatives and Hedging Activities – The volatility in other income (loss) is predominately driven by market value fluctuations on derivative and hedging transactions, which include interest rate caps and swaps. The FHLBank reported a net gain (loss) on derivatives and hedging activities of $(94.2) million and $102.4 million in the quarters ended June 30, 2010 and 2009, respectively. For the six-month periods ended June 30, 2010 and 2009, the net gain (loss) on derivatives and hedging activities was $(179.5) million and $122.2 million, respectively. The FHLBank’s net gain (loss) from derivative and hedging activities is sensitive to the general level of interest rates. The majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to trading securities and interest rate caps and floors. Because of the mix of these economic hedges, the FHLBank generally records gains on its derivatives when the general level of interest rates rises over the period and records losses when the general level of interest rates falls over the period. A majority of the loss on derivatives and hedging activities in the first half of 2010 is due to losses on interest rate caps that are economic hedges of caps embedded in the FHLBank’s variable rate MBS/CMO investment portfolio. The primary reasons for the decrease in value of the FHLBank’s interest rate cap portfolio were decreases in interest rates and implied price volatility as well as a flattening in interest rate curves from the first half of 2009 to the first half of 2010. The absolute levels of interest rates, the shape of the interest rate curve and implied volatility are all critical components in valuing options such as interest rate caps. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also a critical component as a steeper curve implies higher future short-term interest rates than does a flatter interest rate curve. Higher future short-term rates implied by a steepening interest rate curve would generally result in higher cap values while lower short-term rates implied by a flattening interest rate curve would generally result in lower cap values. Generally, the greater the implied volatility of the interest rate cap, the higher the value and the lower the implied volatility of the interest rate caps, the lower the value. Therefore, the decline in implied volatility from the first half of 2009 to the first half of 2010 has also reduced the market value of the FHLBank’s interest rate cap portfolio. The FHLBank’s loss on the value of its interest rate caps was larger than it otherwise would have been because the cap portfolio grew during the first quarter of 2010 in conjunction with the growth in Agency variable rate CMOs with embedded caps. As of June 30, 2010, the FHLBank owned $6.9 billion current par amount of variable rate CMO investments with embedded caps and an interest rate cap portfolio with a notional amount of $7.3 billion. The notional amount of the interest rate caps exceeded the investments being hedged as a result of the large volume of buyouts of 120 day or more delinquent loans from Fannie Mae and Freddie Mac guaranteed MBS during the first and second quarters of 2010. Both Agencies completed most of their initial rounds of these buyouts in the second quarter of 2010 and the volume of future buyouts is expected to decline. Management periodically assesses derivative strategies to ensure that overall balance sheet risk is appropriately hedged and makes adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate CMO investment with embedded caps. With $1.2 billion of the purchased cap portfolio having termination dates in two years or less and the value of those caps being almost zero as of June 30, 2010, the FHLBank determined no adjustment of its purchased cap portfolio was necessary at this time. As of June 30, 2009, the FHLBank owned $6.6 billion par amount of variable rate CMO investments with embedded caps, which were hedged with a $6.3 billion interest rate cap portfolio. See Tables 40 through 43 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of the FHLBank’s derivative instruments.

Table 8 categorizes the second quarter 2010 earnings impact by product for hedging activities (in thousands):

Table 8

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(4,104)	$0	$116	$0	$(305)	$0	$(4,293)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(1,244)	0	0	350	(2,144)	0	(3,038)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(77,157)	4,081	0	(939)	(13)	(74,028)
Economic hedges – net interest received (paid)	0	(17,777)	0	0	675	11	(17,091)
Subtotal	(1,244)	(94,934)	4,081	350	(2,408)	(2)	(94,157)

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	41,912	0	0	0	0	41,912
TOTAL	$(5,348)	$(53,022)	$4,197	$350	$(2,713)	$(2)	$(56,538)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2009 (in thousands):

Table 9

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(5,513)	$0	$75	$0	$(564)	$0	$(6,002)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	3,173	0	0	(641)	273	0	2,805
Economic hedges – unrealized gain (loss) due to fair value changes	0	113,735	(1,988)	0	4,094	(1)	115,840
Economic hedges – net interest received (paid)	0	(16,057)	0	0	(159)	14	(16,202)
Subtotal	3,173	97,678	(1,988)	(641)	4,208	13	102,443

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	(25,177)	0	0	0	0	(25,177)
TOTAL	$(2,340)	$72,501	$(1,913)	$(641)	$3,644	$13	$71,264

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2010 (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(7,678)	$0	$182	$0	$(583)	$0	$(8,079)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(1,743)	0	0	315	(729)	0	(2,157)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(146,096)	5,289	0	(2,629)	(20)	(143,456)
Economic hedges – net interest received (paid)	0	(36,566)	0	0	2,616	23	(33,927)
Subtotal	(1,743)	(182,662)	5,289	315	(742)	3	(179,540)

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	40,396	0	0	0	0	40,396
TOTAL	$(9,421)	$(142,266)	$5,471	$315	$(1,325)	$3	$(147,223)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2009 (in thousands):

Table 11

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(10,396)	$0	$138	$0	$(1,190)	$0	$(11,448)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(2,938)	0	0	502	8,241	0	5,805
Economic hedges – unrealized gain (loss) due to fair value changes	0	139,898	(1,471)	0	8,559	(1)	146,985
Economic hedges – net interest received (paid)	0	(29,953)	0	0	(653)	29	(30,577)
Subtotal	(2,938)	109,945	(1,471)	502	16,147	28	122,213

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	(41,158)	0	0	0	0	(41,158)
TOTAL	$(13,334)	$68,787	$(1,333)	$502	$14,957	$28	$69,607

Net Gain (Loss) on Trading Securities – All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are hedged with economic interest rate swaps are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio that are related to economic hedges, for the most part, are longer dated fixed rate Agency debentures and their fair values are more affected by changes in long-term interest rates (e.g., 5- and 10-year rates) than by changes in short-term interest rates. While there has been recent improvement in the fair value of the MBS/CMOs in this portfolio, which are Agency variable rate CMOs with embedded caps that re-price monthly, their fair values over the last two years have been more impacted by liquidity in the mortgage markets rather than the general level of interest rates. In general, however, because of the influence of the fixed rate bonds in the FHLBank’s trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded. Conversely as interest rates decline, the value of this portfolio will increase, causing an unrealized gain to be recorded. The FHLBank realized net gains (losses) on trading securities of $44.8 million and $(25.7) million for the quarters ended June 30, 2010 and 2009 and $48.1 million and $(15.8) million for the six-month periods ended June 30, 2010 and 2009, respectively.

Other Non-Interest Income – Included in other non-interest income are net losses on other-than-temporarily impaired (OTTI) held-to-maturity securities. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for additional information on OTTI.

Controllable Operating Expenses – Controllable operating expenses include compensation and benefits and other operating expenses. These expenses increased for the three- and six-month periods ended June 30, 2010 compared to the same periods of 2009. The increases are primarily attributable to increases in employee benefits for normal retirement and health insurance. FHLBank management expects operating expenses to increase in future quarters due to: (1) annual salary increases effective in April; (2) anticipated costs associated with enhancing the FHLBank’s enterprise risk management function; and (3) anticipated costs related to independent third party model validations required by recently issued regulatory guidance.

Return on Equity – Return on average equity was 2.10 percent (annualized) for the second quarter of 2010 compared to 19.63 percent (annualized) for the second quarter of 2009. Return on average equity was (2.04) percent (annualized) in the first six months of 2010, a decrease from 14.98 percent for the first six months of 2009. As discussed previously, the decrease is attributable to the FHLBank's net loss for the six months ended June 30, 2010 due to mark-to-market losses on its derivatives, primarily losses on interest rate caps that are economic hedges of caps embedded in the FHLBank’s variable rate MBS/CMO investment portfolio.

Financial Condition
Overall – Table 12 presents changes in the major components of the FHLBank’s Statements of Condition from December 31, 2009 to June 30, 2010 (in thousands):

Table 12

	Increase (Decrease) in Components
	June 30, 2010 vs. December 31, 2009
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(466,125)	(94.3)%
Investments1	2,044,929	12.5
Advances	(1,237,144)	(5.6)
Mortgage loans held for portfolio, net	233,705	7.0
Derivative assets	25,191	158.0
Other assets	(12,173)	(6.6)
Total assets	$588,383	1.4%

Liabilities:
Deposits	$949,281	88.8%
Consolidated obligations, net	(287,908)	(0.7)
Derivative liabilities	15,592	6.5
Other liabilities	(18,537)	(7.0)
Total liabilities	658,428	1.6

Capital:
Capital stock outstanding	(17,303)	(1.1)
Retained earnings	(40,305)	(11.4)
Accumulated other comprehensive income	(12,437)	104.9
Total capital	(70,045)	(3.6)
Total liabilities and capital	$588,383	1.4%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances – Outstanding advances decreased from $22.3 billion as of December 31, 2009 to $21.0 billion as of June 30, 2010 (see Table 1). The decrease of $1.2 billion, or 5.6 percent (see Table 12), can be attributed to fairly widespread repayment of advances combined with the membership loss of TierOne Bank of Lincoln, Nebraska. TierOne Bank was placed into receivership on June 4, 2010 and was sold under a Purchase and Assumption Agreement to a non-member. TierOne Bank held $528.3 million in advances which were prepaid in full in June 2010. This advance prepayment accounts for over a third of the total reduction in advance balances so far this year. The additional widespread decline in advances is mostly the result of deleveraging that is taking place in the financial services industry. Member institutions continue to experience growth in deposit funding that exceeds the demand for loans in their communities. In addition, many members continue to increase on-balance-sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. Currently, there is nothing to indicate to FHLBank management that advances will increase until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. While we cannot predict how much more, if any, FHLBank advances will decline, we do not expect the rate of decline during 2010 to be anywhere near the 37.9 percent decline experienced in 2009. In addition, when member advance demand does begin to increase, a few larger members could have a significant impact on the amount of total outstanding advances.

Table 13 summarizes the FHLBank’s advances outstanding by product as of June 30, 2010 and December 31, 2009 (in thousands):

Table 13

	June 30, 2010		December 31, 2009
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$740,461	3.6%	$861,657	4.0%
Short-term fixed rate advances	1,205,140	5.9	663,951	3.0
Regular fixed rate advances	5,745,222	28.0	6,204,777	28.4
Fixed rate callable advances	9,600	0.0	12,100	0.1
Fixed rate amortizing advances	589,743	2.9	654,896	3.0
Fixed rate callable amortizing advances	6,430	0.0	6,645	0.0
Fixed rate convertible advances	4,238,732	20.7	5,060,772	23.2
Adjustable rate advances	215,000	1.0	170,000	0.7
Adjustable rate callable advances	6,841,500	33.4	7,275,800	33.3
Customized advances:
Advances with embedded caps or floors	119,000	0.6	109,000	0.5
Standard housing and community development advances:
Regular fixed rate advances	358,813	1.7	391,461	1.8
Fixed rate callable advances	11,300	0.1	11,300	0.1
Fixed rate amortizing advances	400,250	2.0	394,789	1.8
Fixed rate callable amortizing advances	594	0.0	594	0.0
Adjustable rate callable advances	12,589	0.1	11,917	0.1
Fixed rate amortizing advances funded through AHP	8	0.0	10	0.0
TOTAL PAR VALUE	$20,494,382	100.0%	$21,829,669	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

As mentioned previously, overall advance balances decreased during the first half of 2010 by $1.2 billion. Excluding the $528.3 million in prepayments (primarily fixed rate convertible advances) resulting from the member loss of TierOne Bank, the FHLBank experienced a net decline in advances of $708.8 million. This net decline includes fairly widespread pay downs including a decrease of $475.0 million in advances with two of the FHLBank’s large borrowers (see Table 14). Decreases in advances were partially offset by advance growth of more than $500 million (short-term fixed rate advances) with one larger member during the six-month period. This overall decline in advances is reflected in the changing balances and composition of our standard advance products (see Table 13). The noteworthy changes from December 31, 2009 to June 30, 2010 include:
▪	$121.2 million (14.1 percent) decrease in line of credit advances;
▪	$541.2 million (81.5 percent) increase in short-term, fixed rate advances;
▪	$459.6 million (7.4 percent) decrease in regular fixed rate advances;
▪	$65.2 million (9.9 percent) decrease in fixed rate amortizing advances;
▪	$822.0 million (16.2 percent) decrease in fixed rate convertible advances; and
▪	$434.3 million (6.0 percent) decrease in adjustable rate callable advances.

Table 14 presents information on the FHLBank’s five largest borrowers as of June 30, 2010 and December 31, 2009 (in thousands). Because the widespread decline in advances to all other members exceeded the decline in advances to the five largest borrowers, the portion of total advances outstanding to the five largest borrowers increased slightly in the first half of 2010.

Table 14

			June 30, 2010		December 31, 2009
Borrower Name	City	State	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	Oklahoma City	OK	$3,175,000	15.5%	$3,500,000	16.0%
Capitol Federal Savings Bank	Topeka	KS	2,426,000	11.8	2,426,000	11.1
Pacific Life Insurance Co.	Omaha	NE	1,500,000	7.3	1,500,000	6.9
Security Life of Denver Ins. Co.	Denver	CO	1,350,000	6.6	1,500,000	6.9
Security Benefit Life Insurance Co.1	Topeka	KS	1,259,330	6.2	1,259,330	5.8
TOTAL			$9,710,330	47.4%	$10,185,330	46.7%
__________
1
Security Benefit Life Insurance Co. had the following ratings as of July 31, 2010: CCC by Fitch Ratings (Fitch) on Rating Watch Positive; B by A.M. Best Company under review with positive implications; and BB by Standard & Poor’s (S&P) on CreditWatch Positive. Moody’s Investors Service (Moody’s) has withdrawn its rating. On August 2, 2010, Guggenheim Partners, LLC announced the completion of the acquisition of Security Benefit Corporation, holding company for Security Benefit Life Insurance Co., following regulatory, policyholder and shareholder approval of an agreement that was announced in February 2010. Security Benefit Life Insurance Co. continues to be domiciled in Kansas and remains a member of FHLBank Topeka. On August 4, 2010, following the close of the company's acquisition, Fitch withdrew its rating of Security Benefit Life Insurance Co.

Table 15 presents the interest income associated with the five borrowers with the highest interest income for the three-month periods ended June 30, 2010 and 2009 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 15

			Three-month Period Ended
			June 30, 2010		June 30, 2009
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$22,792	18.5%	$23,758	15.3%
Pacific Life Insurance Co.	Omaha	NE	6,787	5.5	7,147	4.6
American Fidelity Assurance Co.	Oklahoma City	OK	4,785	3.9	4,834	3.1
TierOne Bank2	Lincoln	NE	4,319	3.5	6,465	4.1
Security Benefit Life Insurance	Topeka	KS	2,542	2.1
Security Life of Denver Ins. Co.	Denver	CO			5,266	3.4
TOTAL			$41,225	33.5%	$47,470	30.5%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Table 16 presents the interest income associated with the five borrowers with the highest interest income for the six-month periods ended June 30, 2010 and 2009 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable column is left blank.

Table 16

			Six-month Period Ended
			June 30, 2010		June 30, 2009
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$45,501	18.2%	$49,729	14.8%
Pacific Life Insurance Co.	Omaha	NE	13,331	5.3	14,862	4.4
TierOne Bank2	Lincoln	NE	9,954	4.0	13,201	3.9
American Fidelity Assurance Co.	Oklahoma City	OK	9,332	3.7
Security Benefit Life Insurance	Topeka	KS	4,923	2.0	10,665	3.2
Security Life of Denver Ins. Co.	Denver	CO			13,147	3.9
TOTAL			$83,041	33.2%	$101,604	30.2%
___________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Total advances as a percentage of total assets declined from 52.2 percent as of December 31, 2009 to 48.6 percent as of June 30, 2010. If advances continue to decline, we expect to: (1) repurchase excess capital stock in order to manage our balance sheet; and (2) leverage capital in the range of 21:1 to 23:1 as conditions dictate.

A significant portion of the FHLBank’s advance portfolio either re-prices within three months or is swapped to shorter-term indices (1- or 3-month LIBOR) to synthetically create adjustable rate advances. As a result, 85.0 percent and 83.1 percent of the FHLBank’s total advance portfolio as of June 30, 2010 and December 31, 2009, respectively, effectively re-price at least every three months. Because of the relatively short nature of the FHLBank’s advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 4 through 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions, but also includes potential credit risk exposure to three housing associates. The FHLBank has rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, does not expect to incur any credit losses on advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral securing all advance borrowers.

MPF Program – The FHLBank participates in the MPF Program through the MPF Provider, a division of the FHLBank of Chicago. Under this program, participating members of an FHLBank can sell fixed rate, size-conforming, single-family mortgage loans to the FHLBank (closed loans) and/or originate loans on behalf of the FHLBank (table funded loans). The amount of new loans originated by or acquired from in-district PFIs during the six-month period ended June 30, 2010 was $475.7 million. These new originations/acquisitions, net of loan payments received, resulted in a 7.0 percent increase in the outstanding balance of the MPF portfolio to $3.6 billion as of June 30, 2010 from $3.3 billion as of December 31, 2009.

The MPF Program continues to be an attractive secondary market alternative for smaller institutions in FHLBank Topeka’s district. Future volume growth for mortgage loans held in portfolio will depend on a number of factors, including: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of PFIs in 2010; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans. The relative pricing of the MPF Program improved toward the end of the first quarter 2010 as the U.S. Government discontinued direct purchases of Fannie Mae and Freddie Mac MBS. Despite the improved competitiveness in pricing, immediate volume growth will most likely be less considering the loss of the MPF Program’s largest originator, TierOne Bank. TierOne Bank was placed in receivership by the FDIC on June 4, 2010, and subsequently acquired by an out-of-district financial institution. TierOne Bank has sold more than 17 percent of the total volume of mortgage loans purchased by FHLBank since the inception of the MPF Program. The amount of new loans purchased from TierOne during the six-month period ended June 30, 2010 was 13 percent of total MPF loan purchases made in 2010.

The number of active PFIs increased from 169 as of December 31, 2009 to 182 PFIs as of June 30, 2010. Although there is no guarantee, we anticipate that the number of PFIs delivering loans to the FHLBank will continue to increase during 2010 and beyond as we strive to increase the number of active PFIs. Table 17 presents the FHLBank’s top five PFIs, the outstanding balances as of June 30, 2010 and December 31, 2009 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. The outstanding balances for La Salle National Bank and Bank of the West (nonmembers that do not have the ability to actively sell loans to FHLBank Topeka under the MPF Program) have declined with the prepayment of loans held in those portfolios. Most of the FHLBank’s MPF portfolio growth was primarily coming from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac. However, some larger PFIs have begun to sell mortgages under the MPF Program because of the pricing improvement that began towards the end of the first quarter of 2010.

Table 17

	MPF Loan Balance as of June 30, 2010	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2009	Percent of Total MPF Loans
TierOne Bank1	$524,002	14.8%	$504,390	15.2%
La Salle National Bank, N.A.2	348,268	9.8	383,307	11.5
Bank of the West3	277,859	7.8	302,869	9.1
Security Saving Bank, FSB	143,005	4.0	138,838	4.2
Girard National Bank	92,856	2.6	87,249	2.6
TOTAL	$1,385,990	39.0%	$1,416,653	42.6%

1
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC. It was subsequently acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines.

2	La Salle National Bank, N.A. is an out-of-district PFI in which we previously participated in mortgage loans with the Federal Home Loan Bank of Chicago.
3
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

Asset Quality: The FHLBank classifies conventional real estate mortgage loans as “non-performing” when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Department of Veterans’ Affairs, Rural Housing Service of the Department of Agriculture and Department of Housing and Urban Development loans) that are contractually past due 90 days or more. The weighted average FICO®2 score and loan-to-value ratio3 (LTV) recorded at origination for conventional mortgage loans held in portfolio as of June 30, 2010 was 748 FICO and 73.0 percent LTV.

Table 18 presents the unpaid principal for conventional and government-insured mortgage loans as of June 30, 2010 and December 31, 2009 (in thousands):

Table 18

	June 30, 2010	December 31, 2009
Conventional mortgage loans	$3,168,388	$3,007,220
Government-insured mortgage loans	386,031	322,245
Total outstanding mortgage loans	$3,554,419	$3,329,465

2   FICO® is a widely used credit industry model developed by Fair Isaac Corporation to assess credit quality with scores typically ranging from 300 and 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered "subprime."
3   LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk generating a default and also means higher loss severity.

Table 19 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 or more days past due and accruing as of June 30, 2010 and December 31, 2009 (in thousands):

Table 19

	June 30, 2010	December 31, 2009
Performing mortgage loans	$3,522,713	$3,301,935
Non-performing mortgage loans	25,110	22,730
Mortgage loans 90 days or more past due and accruing	6,596	4,800
Total outstanding mortgage loans	$3,554,419	$3,329,465

Table 20 presents the interest income shortfall on the non-performing loans during the six-month periods ended June 30, 2010 and 2009 (in thousands):

Table 20

	Six-month Period Ended
	June 30, 2010	June 30, 2009
Interest contractually due during the year on non-performing mortgage loans	$807	$559
Interest income received during the year on non-performing mortgage loans	553	418
SHORTFALL	$254	$141

The serious delinquency rate of the MPF portfolio has decreased from 0.7 percent as of December 31, 2009 to 0.6 percent as of June 30, 2010 (see Table 21). According to the June 30, 2010 Mortgage Bankers Association National Delinquency survey, 4.7 percent of all conventional mortgage loans are 90 days or more past due. This is more than six times the level of seriously delinquent loans in the FHLBank’s mortgage loan portfolio. Table 21 presents delinquency information for the unpaid principal of conventional loans as of June 30, 2010 and December 31, 2009 (in thousands):

Table 21

	June 30, 2010	December 31, 2009
30 to 59 days delinquent and not in foreclosure	$28,881	$27,498
60 to 89 days delinquent and not in foreclosure	12,597	9,154
90 days or more delinquent and not in foreclosure	7,298	12,895
In process of foreclosure1	10,574	7,686
Total conventional mortgage loans delinquent or in process of foreclosure	$59,350	$57,233

Real estate owned	$4,161	$2,656

Serious delinquency rate2	0.6%	0.7%
___________
1	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. The FHLBank only holds fixed rate prime conventional mortgage loans.

MPF Allowance for Credit Losses on Mortgage Loans: As of June 30, 2010 and December 31, 2009, the FHLBank had recorded an allowance for credit losses of $2,536,000 and $1,897,000, respectively. The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of the FHLBank’s historical loss experience. Management believes that policies and procedures are in place to effectively manage the credit risk on MPF mortgage loans.

Table 22 presents the allowance for mortgage loan losses for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

Table 22

	Three-month Period Ended		Six-month Period Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance, beginning of period	$2,553	$889	$1,897	$884
Provision for credit losses on mortgage loans	197	104	956	114
Charge-offs	(214)	(111)	(317)	(116)
Balance, end of period	$2,536	$882	$2,536	$882

The provision for mortgage loan losses has increased with an increase in the number of delinquencies. However, the ratio of net charge-offs/recoveries to average loans outstanding was less than three bps for the three- and six-month periods ended June 30, 2010 and 2009.

Investments – Investments increased 12.5 percent from $16.3 billion as of December 31, 2009 to $18.4 billion as of June 30, 2010, while the FHLBank’s assets increased by 1.4 percent for the same period (see Table 12). Investments are generally used by the FHLBank for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not reduced in proportion to the decline in advances.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $8.4 billion and $6.7 billion as of June 30, 2010 and December 31, 2009, respectively. This increase in short-term investments is primarily attributable to an increase in the FHLBank’s leverage on a decreased capital position. The FHLBank holds its short-term investment securities as trading in order to enhance its liquidity position. The FHLBank’s long-term investment portfolio, consisting of Agency debentures, MBS, and taxable state or local housing finance agency securities, was $10.0 billion and $9.6 billion as of June 30, 2010 and December 31, 2009, respectively. This increase in the long-term investment portfolio can be primarily attributed to increasing balances in the FHLBank’s MBS/CMO portfolio in conjunction with the Board of Directors’ approval to increase mortgage investments under Resolution 2008-08 (discussed below). The Agency debentures that the FHLBank holds in its long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of the FHLBank’s unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped Agency debentures are classified as trading securities.

On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities” (Resolution). In the Resolution, the Finance Board stated that the FHLBanks “can address difficulties and liquidity constraints in the housing finance market if the current investment limit in the Financial Management Policy (FMP) is increased so the FHLBanks may invest in MBS issued by, or backed by pools of mortgages guaranteed by, Freddie Mac or Fannie Mae.” Consequently, in the Resolution the Finance Board waived the restrictions in the FMP that limit an FHLBank’s investment in mortgage securities to 300 percent of its capital and restrict quarterly increases in holdings of mortgage securities to no more than 50 percent of capital so that an FHLBank can temporarily invest in Agency mortgage securities up to an additional 300 percent of its capital, subject to specified conditions. By allowing the FHLBanks to purchase additional Agency MBS, the Finance Board intended to further its statutory housing finance mission. To the extent the Resolution could increase the demand for Agency MBS, the added liquidity could help to restore the market for these securities and could, in turn, lead to lower liquidity premiums, lower mortgage rates, and increased home purchases. In 2008, the FHLBank submitted and received approval from the Finance Board to increase its MBS/CMO holdings to 400 percent of capital, and subsequently acquired variable rate Agency MBS/CMOs under the expanded authority. On December 18, 2009, the FHLBank submitted to the Finance Agency a notice required by the Resolution to increase its MBS/CMO holdings to 500 percent of capital. The Finance Agency was not required to approve the FHLBank’s notice, but required a 10 business day advance-notice period before an FHLBank could begin purchasing under the expanded authority. The Resolution provides that if an FHLBank does not hear from its examiner-in-charge within 10 business days after having received the acknowledgement, it may proceed with its purchases. The FHLBank began purchasing additional MBS in January 2010 under the expansion of this limit to 500 percent of capital and utilized this expanded investment authority through March 31, 2010, when the expanded authority ended.

The FHLBank’s Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The FHLBank uses the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage the FHLBank’s leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns to the FHLBank. As of June 30, 2010, the FHLBank held $511.3 million of par value in MBS/CMOs in its trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS in the trading portfolio are variable rate Agency securities, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS have been subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option-adjusted spreads of these instruments during 2007 and 2008, followed by a tightening of the option-adjusted spreads of these instruments during 2009 and into 2010.

The FHLBank has reduced its participation in the market for taxable state housing finance agency (HFA) securities but has increased its participation in standby bond purchase agreements (SBPA). State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, the FHLBank not only receives competitive returns but also provides necessary liquidity to traditionally underserved segments of the housing market. The FHLBank also provides SBPAs to two state HFAs within the Tenth District. For a predetermined fee, the FHLBank accepts an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. The FHLBank increased its participation in this market in 2009 as the financial crisis took its toll on other liquidity providers of SBPAs supporting bonds issued by the Colorado Housing and Finance Authority (CHFA). Currently, the standby bond purchase commitments executed by the FHLBank expire no later than 2015, though some are renewable upon request of the HFA and at the option of the FHLBank. Total commitments for bond purchases under the SBPAs were $1.6 billion as of June 30, 2010 and December 31, 2009. The FHLBank was not required to purchase any bonds under these agreements during 2009 or 2010. The FHLBank plans to continue to support the state HFAs in its district by continuing to execute SBPAs where appropriate and when allowed by policy.

Major Security Types: Securities for which the FHLBank has the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. The FHLBank classifies certain investments as trading securities and carries them at fair value. The FHLBank records changes in the fair values of these investments through other income and original premiums/discounts on these investments are not amortized. The FHLBank does not practice active trading, but holds trading securities for asset/liability management purposes, including liquidity. The FHLBank also classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. If fixed rate securities are hedged with interest rate swaps, the FHLBank classifies the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities. The carrying value and contractual maturity of the FHLBank’s investments as of June 30, 2010 and December 31, 2009 are summarized by security type in Tables 23 and 24 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 23

June 30, 2010
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$25	$25	$0	$0	$0
Shared expense deposits	18	18	0	0	0
Total interest-bearing deposits	43	43	0	0	0

Federal funds sold	2,984,000	2,984,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	2,450,126	2,450,126	0	0	0
Commercial paper	2,829,015	2,829,015	0	0	0
FHLBank obligations	122,135	0	0	122,135	0
Fannie Mae obligations1	401,525	52,453	60,260	288,812	0
Freddie Mac obligations1	1,000,829	103,688	324,219	572,922	0
Mortgage-backed securities:
Fannie Mae obligations1	298,132	0	0	0	298,132
Freddie Mac obligations1	209,452	0	0	0	209,452
Ginnie Mae obligations2	1,630	0	0	0	1,630
Total trading securities	7,312,844	5,435,282	384,479	983,869	509,214

Held-to-maturity securities:
Non-mortgage-backed securities:
State or local housing agencies	104,669	0	0	0	104,669
Mortgage-backed securities:
Fannie Mae obligations1	3,157,027	0	0	67,973	3,089,054
Freddie Mac obligations1	3,208,041	0	0	10,976	3,197,065
Ginnie Mae obligations2	26,456	0	314	238	25,904
Private-label mortgage-backed securities4	1,599,790	0	0	204,728	1,395,062
Total held-to-maturity securities	8,095,983	0	314	283,915	7,811,754

Total	$18,392,870	$8,419,325	$384,793	$1,267,784	$8,320,968
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Carrying value has been adjusted by the credit and non-credit components of OTTI charges on private-label MBS.
4	Primarily consists of private-label MBS backed by residential loans.

Table 24

December 31, 2009
Security Type	Carrying Value3	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years
Interest-bearing deposits:
MPF deposits	$25	$25	$0	$0	$0
Shared expense deposits	29	29	0	0	0
Total interest-bearing deposits	54	54	0	0	0

Federal funds sold	945,000	945,000	0	0	0

Trading securities:
Non-mortgage-backed securities:
Certificates of deposit	3,109,967	3,109,967	0	0	0
Bank notes	89,996	89,996	0	0	0
Commercial paper	2,589,560	2,589,560	0	0	0
FHLBank obligations	280,761	0	163,975	116,786	0
Fannie Mae obligations1	390,559	0	113,074	277,485	0
Freddie Mac obligations1	979,243	0	430,289	548,954	0
Mortgage-backed securities:
Fannie Mae obligations1	337,902	0	0	0	337,902
Freddie Mac obligations1	232,984	0	0	0	232,984
Ginnie Mae obligations2	1,704	0	0	0	1,704
Total trading securities	8,012,676	5,789,523	707,338	943,225	572,590

Held-to-maturity securities:
Non-mortgage-backed securities:
State or local housing agencies	115,858	0	35	875	114,948
Mortgage-backed securities:
Fannie Mae obligations1	2,693,071	0	0	74,531	2,618,540
Freddie Mac obligations1	2,690,569	0	0	13,403	2,677,166
Ginnie Mae obligations2	29,876	0	337	282	29,257
Private-label mortgage-backed securities4	1,860,837	0	0	236,928	1,623,909
Total held-to-maturity securities	7,390,211	0	372	326,019	7,063,820

Total	$16,347,941	$6,734,577	$707,710	$1,269,244	$7,636,410
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.
3	Carrying value has been adjusted by the credit and non-credit components of OTTI charges on private-label MBS.
4	Primarily consists of private-label MBS backed by residential loans.

Private-label mortgage-backed securities. The FHLBank has not purchased a private-label MBS since June 2006. All of the FHLBank’s acquisitions of private-label MBS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. The FHLBank only purchased private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition. The FHLBank classifies private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally-Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS.

Table 25 presents a summary of the par value of private-label MBS by interest rate type and by type of collateral as of June 30, 2010 and December 31, 2009 (in thousands):

Table 25

	June 30, 2010			December 31, 2009
	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private-label residential MBS:
Prime	$896,771	$241,263	$1,138,034	$1,075,084	$267,239	$1,342,323
Alt-A	273,097	173,681	446,778	298,391	189,550	487,941
Total private-label residential MBS	1,169,868	414,944	1,584,812	1,373,475	456,789	1,830,264

Manufactured housing loans:
Prime	0	217	217	0	334	334

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Home equity loans:
Subprime	0	5,202	5,202	0	5,537	5,537

TOTAL	$1,209,808	$420,363	$1,630,171	$1,413,415	$462,660	$1,876,075

During 2008, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the second quarter of 2009, the pace of the decline slowed appreciably and the fair value of many of the FHLBank’s prime, early vintage private-label MBS actually improved from year-end 2008. Fair values continued to improve, although only slightly, into the third and fourth quarters of 2009 and into 2010. Declines in fair values have been particularly evident across the market for private-label MBS securitized in 2006 and 2007 primarily because of less stringent underwriting standards used by mortgage originators during those years. Ninety-five percent of the FHLBank’s private-label MBS were securitized prior to 2006, and there are no 2007 vintage securities in the portfolio. While some of the most significant declines in fair values have been in the 2006 and 2007 vintage MBS, the earlier vintages owned by the FHLBank have not been immune to the declines in fair value. Table 26 presents the fair value as a percentage of par value of the FHLBank’s private-label MBS by year of securitization as of June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009:

Table 26

Year of Securitization	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Private-label residential MBS:
Prime:
2006	89.5%	87.7%	87.0%	86.4%	77.7%
2005	92.9	92.1	90.9	88.5	84.5
2004	90.7	89.9	88.6	86.6	85.3
2003 and earlier	97.1	95.6	94.5	94.6	92.7
Total prime	94.0	92.8	91.6	90.4	87.7

Alt-A:
2005	71.8	70.8	69.0	65.6	64.8
2004	82.3	80.8	78.2	72.3	71.0
2003 and earlier	93.5	92.0	91.1	90.2	89.1
Total Alt-A	84.9	83.5	82.0	82.2	81.1

Total private-label residential MBS	91.4	90.2	89.0	89.0	86.6

Manufactured housing loans:
Prime:
2003 and earlier	97.4	96.9	95.5	93.7	98.6

Private-label commercial MBS:
Prime:
2003 and earlier	104.9	103.5	102.0	101.9	97.0

Home equity loans:
Subprime:
2003 and earlier	46.0	44.7	44.3	41.5	39.1

TOTAL	91.6%	90.4%	89.2%	89.1%	86.7%

Table 27 presents the par value of the FHLBank’s private-label MBS by rating and by year of collateralization as of June 30, 2010 (in thousands):

Table 27

Year of Securitization	AAA	AA	A	BBB	BB	B	CCC	CC	Total Par Value
Private-label residential MBS:
Prime:
2006	$0	$0	$0	$0	$0	$59,265	$19,122	$0	$78,387
2005	9,165	0	41,372	24,748	66,352	173,094	19,230	0	333,961
2004	177,663	49,477	14,224	0	5,938	0	0	0	247,302
2003 and earlier	464,706	13,678	0	0	0	0	0	0	478,384
Total prime	651,534	63,155	55,596	24,748	72,290	232,359	38,352	0	1,138,034

Alt-A:
2005	0	0	12,396	27,388	2,796	28,016	49,046	0	119,642
2004	16,885	33,572	36,597	9,396	8,157	0	7,843	0	112,450
2003 and earlier	156,849	57,837	0	0	0	0	0	0	214,686
Total Alt-A	173,734	91,409	48,993	36,784	10,953	28,016	56,889	0	446,778

Total private-label residential MBS	825,268	154,564	104,589	61,532	83,243	260,375	95,241	0	1,584,812

Manufactured housing loans:
Prime:
2003 and earlier	217	0	0	0	0	0	0	0	217

Private-label commercial MBS:
Prime:
2003 and earlier	39,940	0	0	0	0	0	0	0	39,940

Home equity loans:
Subprime:
2003 and earlier	0	0	0	0	1,464	0	834	2,904	5,202

TOTAL	$865,425	$154,564	$104,589	$61,532	$84,707	$260,375	$96,075	$2,904	$1,630,171

Table 28 presents the underlying collateral performance and credit enhancement statistics of the FHLBank’s private-label MBS as of June 30, 2010 (in thousands):

Table 28

Year of Securitization	Weighted Average Original Credit Support	Weighted Average Current Credit Support	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
2006	3.1%	4.2%	7.1%
2005	3.0	4.4	4.9
2004	3.5	8.1	5.3
2003 and earlier	2.5	6.7	2.4
Total prime	2.9	6.2	4.1

Alt-A:
2005	5.3	6.9	12.3
2004	5.0	11.5	10.6
2003 and earlier	4.3	11.7	5.6
Total Alt-A	4.7	10.4	8.6

Total private-label residential MBS:	3.4	7.3	5.4

Manufactured housing loans:
Prime:
2003 and earlier	22.0	90.1	1.9

Private-label commercial MBS:
Prime:
2003 and earlier	21.5	26.5	2.9

Home equity loans:
Subprime:
2003 and earlier	36.3	33.3	37.1

TOTAL	4.0%	7.9%	5.4%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

Under the FHLBank’s RMP, acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, FHLBank management continues to monitor concentration of the underlying collateral for its private-label MBS portfolio for risk management purposes. The FHLBank’s geographic concentration of collateral securing private-label MBS is provided in the annual report on Form 10-K. There were no substantial changes in these concentrations during the period ended June 30, 2010.

As of June 30, 2010, the FHLBank held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 29 presents coverage amounts and unrecognized losses on the private-label MBS covered by monoline bond insurance as of June 30, 2010 (in thousands):

Table 29

	MBIA Insurance Corp.1		Financial Guaranty Insurance Company2		Total
Year of Securitization	Monoline Insurance Coverage	Total Unrecognized Losses3	Monoline Insurance Coverage	Total Unrecognized Losses4	Monoline Insurance Coverage	Total Unrecognized Losses
Home equity loans:
Subprime:
2003 and earlier	$1,464	$229	$3,738	$348	$5,202	$577
__________
1	MBIA Insurance Corp. was rated B (in the event of a split rating the FHLBank uses the lowest rating published by an NRSRO) as of July 31, 2010.
2
Financial Guaranty Insurance Company was not rated as of July 31, 2010. Ratings were withdrawn by S&P and Moody's on April 22, 2009 and March 24, 2009, respectively. On November 24, 2009, the Insurance Commissioner of the State of New York issued an order to cease payment of claims against this issuer. On August 4, 2010, FGIC Corporation, the holding company for Financial Guaranty Insurance Company, filed for Chapter 11 bankruptcy.

3
The one private-label MBS covered by MBIA Insurance Corp. was initially determined to be other-than-temporarily impaired as of March 31, 2009 with additional credit and non-credit impairment recorded at June 30, 2009 and additional credit impairment recorded at March 31, 2010 and June 30, 2010.

4
All private-label MBS covered by Financial Guaranty Insurance Company were determined to be other-than-temporarily impaired as of December 31, 2008. Additional credit impairment was recorded on three of the four securities at March 31, 2010 and on one of the four securities at June 30, 2010.

As noted previously, the FHLBank only acquired private-label MBS investments that carried the highest ratings from Moody’s, Fitch or S&P on the acquisition dates, and the FHLBank has not purchased a private-label MBS since 2006. With the continued disruption in the U.S. housing market, falling home prices and historically high levels of mortgage delinquencies, almost 47 percent of the par value of the FHLBank’s private-label MBS has been downgraded below triple-A. Table 30 presents a summary of private-label MBS by credit rating as of June 30, 2010 (in thousands):

Table 30

Credit Rating	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted Average Collateral Delinquency1
Private-label residential MBS:
Prime:
AAA	$651,534	$650,451	$26,218	2.6%
AA	63,155	63,110	9,216	7.6
A	55,596	55,477	4,983	5.5
BBB	24,748	24,700	1,154	2.8
BB	72,290	72,156	5,811	8.2
B	232,359	231,178	17,472	5.3
CCC	38,352	37,972	4,986	7.9
Total prime	1,138,034	1,135,044	69,840	4.1

Alt-A:
AAA	173,734	173,762	12,044	5.5
AA	91,409	91,257	7,184	6.7
A	48,993	48,860	7,550	11.0
BBB	36,784	36,770	9,396	14.6
BB	10,953	10,953	4,575	16.9
B	28,016	28,061	3,040	7.2
CCC	56,889	54,160	21,205	14.7
Total Alt-A	446,778	443,823	64,994	8.6

Total private-label residential MBS	1,584,812	1,578,867	134,834	5.4

Manufactured housing loans:
Prime:
AAA	217	217	5	1.9

Private-label commercial MBS:
Prime:
AAA	39,940	40,064	0	2.9

Home equity loans:
Subprime:
BB	1,464	954	229	30.6
CCC	834	757	295	35.9
CC	2,904	1,175	53	40.8
Total home equity loans	5,202	2,886	577	37.1

TOTAL	$1,630,171	$1,622,034	$135,416	5.4%
__________
1
Determined based on underlying loans that are 60 days or more past due, including bankruptcies, foreclosures and REO. Collateral delinquency percentages are calculated based on information available from third-party financial data providers.

As of June 30, 2010, the FHLBank had amortized cost of $1.2 billion of private-label securities with unrecognized losses. (See Note 4 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 31 presents characteristics of the FHLBank’s private-label MBS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages.

Table 31

Security Type	Par Value	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate	Percentage AAA at 06/30/2010	Percentage AAA at 07/31/2010	Percentage Investment Grade (other than AAA) at 07/31/2010	Percentage Below Investment Grade at 07/31/2010	Percentage on Negative Watch at 07/31/2010
Private-label residential MBS:
Prime	$813,226	$811,489	$69,840	5.1%	41.8%	41.8%	16.0%	42.2%	20.8%
Alt-A	423,909	421,028	64,994	8.9	35.6	30.1	47.3	22.6	49.1
Total private-label residential MBS	1,237,135	1,232,517	134,834	6.4	39.7	37.8	26.7	35.5	30.5

Manufactured Housing Loans	217	217	5	1.9	100.0	100.0	0.0	0.0	0.0

Home Equity Loans	3,251	2,114	577	34.0	0.0	0.0	0.0	100.0	0.0

TOTAL	$1,240,603	$1,234,848	$135,416	6.4%	39.6%	37.7%	26.7%	35.6%	30.4%

Table 32 presents the amortized cost and fair values of the FHLBank’s private-label MBS by credit rating as of June 30, 2010 and July 31, 2010 for securities that have been downgraded during that period (in thousands). There were no downgrades on the FHLBank’s private-label MBS backed by manufactured housing loans, home equity loans or commercial loans.

Table 32

Credit Rating
June 30, 2010	July 31, 2010	Amortized Cost	Fair Value
Private-label residential MBS:
Alt-A:
AAA	A	$20,659	$19,078
AAA	BBB	2,838	2,824
AA	BBB	5,875	4,447
CCC	CC	32,580	17,165

TOTAL		$61,952	$43,514

Table 33 presents the amortized cost and credit rating (as of July 31, 2010) of the FHLBank’s private-label MBS portfolio for securities on negative watch with the lowest rated NRSRO as of July 31, 2010 (in thousands):

Table 33

Security Type	Rated AAA	Rated AA	Rated A	Rated BBB	Total
Private-label residential MBS:
Prime	$188,052	$32,076	$6,093	$9,520	$235,741
Alt-A	76,620	65,871	28,682	36,770	207,943

TOTAL	$264,672	$97,947	$34,775	$46,290	$443,684

Other-than-temporary Impairment. As mentioned previously, the FHLBank experienced a significant decline in the estimated fair values of its private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets during 2008, which continued to some extent into the first quarter of 2009 but improved throughout the remainder of 2009 and into 2010. Despite the improvement in the fair value of its private-label MBS over the last nine months of 2009 and the first half of 2010, the fair values of the majority of the FHLBank’s private-label MBS in its held-to-maturity portfolio remain below amortized cost as of June 30, 2010. However, based upon the FHLBank’s OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of the FHLBank’s best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for ten private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus no OTTI for the remaining private-label MBS that have declined in value.

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

The ten securities upon which we recognized OTTI included eight private-label MBS that were identified as other-than-temporarily impaired prior to 2010 and two private label MBS that were initially identified in the first quarter of 2010. While the remainder of the FHLBank’s held-to-maturity securities portfolio has also seen some decline in fair value, the decline is considered temporary because: (1) the FHLBank does not have the intent to sell the securities; (2) it is not likely that the FHLBank will be required to sell the securities before anticipated recovery; and (3) the amortized cost of the securities is expected to be recovered.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each security under a more stressful housing price scenario. The more stressful scenario was designed to provide an indication of the sensitivity of the FHLBank’s private-label MBS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path over the three- to nine-month period beginning April 1, 2010. Continued housing price declines vary depending upon the property location with some hitting the trough sooner and beginning the recovery sooner. After hitting the trough, home prices were projected to increase zero percent in the first year, one percent in the second year, two percent in the third and fourth years, and three percent in each subsequent year. (See Note 4 of the Notes to the Financial Statements included under Item 1 for a description of the assumptions used to determine actual credit-related OTTI.) Table 34 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded using base-case housing price index (HPI) assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent the FHLBank’s current expectations and therefore, should not be construed as a prediction of the FHLBank’s future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that the FHLBank might incur if home prices decline further and subsequent recoveries are more adverse than those projected as our best estimate in our OTTI assessment.

Table 34

	Base-case HPI Scenario			Adverse HPI Scenario
	Number of Securities	Par Value as of June 30, 2010	Credit-related OTTI for the Three-month Period Ended June 30, 2010	Number of Securities	Par Value as of June 30, 2010	Credit-related OTTI for the Three-month Period Ended June 30, 2010
Private-label residential MBS:
Prime	1	$9,563	$133	6	$96,194	$2,027
Alt-A	2	41,205	1,548	4	58,757	3,108
Total private-label residential MBS	3	50,768	1,681	10	154,951	5,135

Home equity loans:
Subprime	2	2,417	272	5	5,202	339
TOTAL	5	$53,185	$1,953	15	$160,153	$5,474

Deposits – The FHLBank offers deposit programs for the benefit of its members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits, short-term certificates of deposit and a limited number of non-interest bearing products. Most deposits are very short-term, and the FHLBank, as a matter of prudence, holds short-term assets with maturities similar to the deposits. The majority of the FHLBank’s deposits are in overnight or demand accounts that re-price daily based upon a market index such as overnight Federal funds. The level of deposits at the FHLBank is driven by member demand for FHLBank deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and the FHLBank’s deposit pricing as compared to other short-term market rates. The majority of the 88.8 percent increase in deposit balances (see Table 12) can be attributed to several institutions with significant increases in their overnight deposit accounts. Deposits could decline during the second half of 2010 if demand for loans at member institutions increase, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of its ready access to the capital markets through consolidated obligations, however, the FHLBank expects to be able to replace any reduction in deposits with similarly priced borrowings.

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

During the first six months of 2010, the FHLBank’s total net consolidated obligation balances decreased by 0.7 percent from $39.1 billion as of December 31, 2009 to $38.8 billion as of June 30, 2010. While total consolidated obligations decreased slightly from December 31, 2009 to June 30, 2010, the mix between discount notes and bonds changed over the period, due to factors discussed previously. On an absolute basis, discount notes increased by $4.0 billion and bonds decreased by $4.3 billion from December 31, 2009 to June 30, 2010.

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

The FHLBank primarily uses consolidated obligation discount notes to fund shorter-term advances and investments (maturities of three months or less). However, the FHLBank sometimes uses shorter-term, fixed rate consolidated obligations, including discount notes, to fund longer-term variable rate assets or assets swapped to synthetically create variable rate assets. This occurred in the first half of 2010 as the FHLBank increased its issuance of fixed rate consolidated obligation bonds with maturities of 15 to 21 months and term consolidated obligation discount notes used to fund a portion of its variable rate CMO portfolio: (1) to provide balance sheet flexibility necessary to address the buyouts of 120 days or more delinquent loans by Fannie Mae and Freddie Mac from March through June 2010; and (2) to lock in relatively low fixed rates in anticipation of increasing short-term rates. Discount notes as a percentage of total consolidated obligations increased from 29.6 percent as of December 31, 2009 to 40.2 percent as of June 30, 2010. This increase was initially the result of a significant amount of the swapped, callable, fixed rate consolidated obligation bonds with step-up coupons issued during the third and fourth quarters of 2009 being called in the fourth quarter of 2009 and the first quarter of 2010. A portion of these bonds were used to fund short-term advances and money market investments. The funding level for bonds with step-up coupons swapped to LIBOR deteriorated in the first quarter of 2010 so that replacing the calls with swapped bonds with step-up coupons offered less of a funding cost advantage over discount notes, thereby making discount notes a relatively more attractive and dependable funding option. As LIBOR began to rise in the second quarter of 2010 in response to the sovereign debt crisis in Europe, management made a conscious decision to increase the use of discount notes and reduce its reliance on LIBOR-based funding used to fund assets that were not indexed to LIBOR. The FHLBank also increased its cash and short-term investments in the first half of 2010 which resulted in an increase in the amount of discount notes used to fund the investments. Additionally, the FHLBank issued $983.9 million in term discount notes (approximately nine months to one year tenors), which it swapped to one-month or three-month LIBOR at relatively advantageous swapped funding levels to fund a portion of its variable rate CMO and advance portfolio. Funding levels for discount notes improved in the second quarter of 2010 because of the increase in demand for the safety of short-term Agency debt, widening swap spreads, and an increase in LIBOR rates as a result of the sovereign debt crisis.

The spread between 1- and 3-month LIBOR and the overnight Federal funds target rate abnormally exceeded 1.0 percent at times during the first quarter of 2009. This spread decreased throughout 2009 to essentially zero by December 31, 2009. At the end of the second quarter of 2010, the spread had increased to a positive 0.28 percent for 3-month LIBOR and a positive 0.10 percent for 1-month LIBOR. The LIBOR/Federal funds target rate spread is of significance because: (1) the FHLBank has occasionally used consolidated obligation bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of its short-term fixed rate advance, short-term money market investment and variable rate MBS portfolios; (2) the cost of FHLBank short-term consolidated obligation discount notes has been favorable relative to LIBOR, especially when the LIBOR/Federal funds target rate spread was at its widest levels; and (3) the FHLBank generally prices its short-term fixed rate advances at a spread over its marginal cost of short-term consolidated obligation discount notes.

The FHLBank continued to utilize optionality in the liability portfolios funding assets with prepayment characteristics and some fixed rate advances by issuing callable debt to manage the optionality contained in these assets. During the first six months of 2010, the FHLBank called $2.5 billion of unswapped callable consolidated obligation bonds and issued $2.2 billion of unswapped callable consolidated obligation bonds. In order to increase the optionality in its funding and better match the options in the assets being funded, the FHLBank primarily utilizes callable debt with short lockout periods (three to six months). This portfolio refinancing has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. For a discussion on yields and spreads see Tables 4 through 7 under Item 2 – “Financial Review – Results of Operations” for further information.

Several recent developments have the potential to impact the demand for FHLBank short-term consolidated obligations including discount notes, floating rate consolidated obligations and short-term consolidated obligation bonds in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” and “Recent Developments” under this Item 2.

While the FHLBank has had relatively stable access to funding markets for the first half of 2010, future developments could impact the FHLBank’s ability to replace outstanding debt. Some of these include, but are not limited to a large increase in call volume, significant increases in advance demand, legislative and regulatory proposals addressing GSE reform, and changes in Federal Reserve policies and outlooks.

Derivatives –All derivatives are marked to fair value, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. The FHLBank recorded derivative assets of $41.1 million and $15.9 million and derivative liabilities of $256.2 million and $240.6 million as of June 30, 2010 and December 31, 2009, respectively. Fair values of the FHLBank’s derivatives fluctuate as the LIBOR interest rate curve fluctuates. The LIBOR curve generally reflects the demand for and supply of derivative products, but other factors such as market participant expectations, implied volatility, and the shape of the curve can drive the market price for derivatives.

The FHLBank uses derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under the FHLBank’s RMP. To meet the hedging needs of its members, the FHLBank enters into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked to market through earnings (classified as economic hedges).

The notional amount of total derivatives outstanding decreased by $1.9 billion from $33.5 billion as of December 31, 2009 to $31.6 billion as of June 30, 2010. Large changes in the types of hedged items during the first six months of 2010 were as follows:
▪
A decrease in interest rate swaps associated with duration and cost of funds (from $3.4 billion as of December 31, 2009 to $0.8 billion as of June 30, 2010). The decrease in interest rate swaps, which were primarily interest rate swaps used to swap floating rate consolidated obligations indexed to the Federal funds effective rate to 1- or 3-month LIBOR, was the result of the maturity of a significant amount of these consolidated obligations.

▪
A decrease in interest rate swaps used to swap fixed rate callable step-up or step-down consolidated obligations (from $3.7 billion as of December 31, 2009 to $3.1 billion as of June 30, 2010). The decline in interest rate swaps was primarily the result of a net increase (called swaps greater than new swaps) in counterparties exercising their options to call these swaps in the first six months of 2010. When a counterparty calls the swap used to hedge consolidated obligation bonds, including fixed rate callable step-up or step-down fixed rate bonds, the FHLBank typically exercises its right to call the associated bond.

▪
A decrease in interest rate swaps used to swap fixed rate convertible advances (from $5.4 billion as of December 31, 2009 to $4.7 billion as of June 30, 2010). The decline in interest rate swaps was primarily the result of the prepayment of convertible advances. When the advances underlying these swaps are prepaid, the FHLBank typically terminates the swaps associated with the advances.

▪
A decrease in interest rate swaps used to swap fixed rate non-callable consolidated obligations (from $6.9 billion as of December 31, 2009 to $6.3 billion as of June 30, 2010). The decline in interest rate swaps was primarily the result of a greater number of maturities in this portfolio in the first six months of 2010 than new interest rate swaps added during this period. See the previous discussion on more favorable funding levels obtained through the issuance of consolidated discount notes.

▪
An increase in interest rate caps executed to hedge the risk of changes in interest rates associated with the FHLBank’s portfolio of variable rate Agency CMOs with embedded caps (purchased caps increased from $6.3 billion as of December 31, 2009 to $7.3 billion as of June 30, 2010). The increase in interest rate caps is associated with the increase in variable rate Agency CMOs with embedded caps that were purchased in the first quarter of 2010. The interest rate caps are used to reduce the duration of these assets and protect net interest income should rates increase to the point that the variable rate CMOs are capped.

▪
An increase in interest rate swaps used to swap fixed rate callable consolidated obligations (from $1.1 billion as of December 31, 2009 to $1.9 billion as of June 30, 2010). The increase in interest rate swaps was the result of a large net issuance (new issuance less calls and maturities) of fixed rate callable consolidated obligation structures during the first six months of 2010. The increase in these structures was the result of increased market demand for these structures and the comparative attractiveness of the funding levels of the structures.

▪
An increase in interest rate swaps used to swap fixed rate non-callable discount notes (from $54.6 million as of December 31, 2009 to $979.9 million as of June 30, 2010). The increase in interest rate swaps was due to the comparative attractiveness of the funding level of these structures. This was primarily the result of increased demand for Agency securities, which kept yields low and widened swap spreads, and increases in LIBOR rates resulting from the European sovereign debt crisis.

For additional information regarding the types of derivative instruments and risks hedged, see Tables 40 through 43 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or the FHLBank’s exposure to credit and market risk. The amount potentially subject to credit loss is much less and is based upon the current market value of the derivative transaction. Table 35 categorizes the notional amount and the fair value of derivatives (includes net accrued interest receivable or payable on the derivatives) by product to which the derivative is associated and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for preferable hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for preferable hedge accounting treatment. See Note 7 in the Notes to Financial Statements include in Item 1 for additional discussion regarding fair value and economic hedges. Amounts as of June 30, 2010 and December 31, 2009 are as follows (in thousands):

Table 35

	June 30, 2010		December 31, 2009
Product and Hedge Designation	Notional	Fair Value	Notional	Fair Value
Advances:
Fair value	$8,475,629	$(556,587)	$9,151,106	$(462,195)

Investments:
Economic	8,976,853	(85,197)	8,111,387	(31,316)

Mortgage loans:
Stand-alone delivery commitments	109,689	1,350	33,236	(312)

Consolidated obligation discount notes:
Fair value	979,899	55	54,582	533

Consolidated obligation bonds:
Fair value	11,974,175	383,217	12,410,400	234,736
Economic	825,000	768	3,420,000	5,933
Subtotal	12,799,175	383,985	15,830,400	240,669

Intermediary:
Economic	276,000	70	306,000	94

TOTAL	$31,617,245	$(256,324)	$33,486,711	$(252,527)

Total derivative fair value		$(256,324)		$(252,527)
Fair value of cash collateral delivered to counterparty		105,164		93,064
Fair value of cash collateral received from counterparty		(63,925)		(65,221)
NET DERIVATIVE FAIR VALUE		$(215,085)		$(224,684)

Net derivative assets balance		$41,137		$15,946
Net derivative liabilities balance		(256,222)		(240,630)
NET DERIVATIVE FAIR VALUE		$(215,085)		$(224,684)

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

The FHLBank’s other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income, and proceeds from repurchase agreements or sale of the FHLBank's unencumbered assets. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations and interest expense.

During the first six months of 2010, cash and short-term investments, including commercial paper, increased from $7.2 billion at December 31, 2009 to $8.4 billion at June 30, 2010. The increase was primarily due to increased leverage as the FHLBank increased short-term investments in order to take advantage of investment opportunities in money market investments towards the end of the second quarter. The maturities of the FHLBank’s short-term investments are structured to provide periodic cash flows to support its ongoing liquidity needs. These short-term investments are also classified as “Trading” for accounting purposes so that they can be readily sold should liquidity be needed immediately. The FHLBank also maintains a portfolio of Agency debentures that can be pledged as collateral for financing in the securities repurchase agreement market. Agency investments decreased in par value from $1.5 billion at December 31, 2009 to $1.4 billion at June 30, 2010.

In order to assure that the FHLBank can take advantage of those sources of liquidity that will affect its leverage capital requirements, the FHLBank manages its average capital ratio to stay sufficiently above its minimum regulatory and RMP requirements so that it can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage) and its RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), during 2009 the FHLBank began to manage assets, liabilities and capital in such a way as to maintain its total regulatory capital ratio target at or above 4.35 percent (23:1 asset to capital leverage). This target was increased to 4.60 percent (21.75:1 asset to capital leverage) for March 31, 2010. During the second quarter of 2010, the target was changed to a range of 4.76 percent (21:1 asset to capital leverage) to 4.35 percent (23:1 asset to capital leverage), which is more reflective of how the FHLBank manages its balance sheet. As a result, should the need arise, the FHLBank has the capacity to borrow an amount approximately equal to at least three times its current capital position before it reaches any leverage limitation as a result of the minimum regulatory or RMP capital requirements. This targeted operating capital ratio was increased in order to help ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily at the FHLBank’s discretion to adjust its balance sheet; or (2) upon the submission of a redemption request by a member. While the FHLBank does target a specific asset to capital leverage ratio, its actual performance relative to that target may vary in response to market conditions and/or investment opportunities. Toward the end of the second quarter of 2010, the FHLBank increased short-term investments, which then resulted in the FHLBank’s actual asset to capital leverage ratio at the end of the quarter being higher than the FHLBank’s target. Management anticipates returning to an actual leverage ratio that is more consistent with the FHLBank’s target ratio as short-term investments mature in the third quarter of 2010.

The FHLBank is subject to five metrics for measuring liquidity, two of which were added by the Finance Agency on March 6, 2009 in response to turmoil in the financial markets. The FHLBank has remained in compliance with each of these liquidity requirements throughout the first six months of 2010. Under the Finance Agency’s measures, liquidity is calculated as the number of calendar days before cash balances would turn negative without issuing any consolidated obligations. The FHLBank monitors and manages its liquidity position to exceed thresholds under the two scenarios defined by the Finance Agency as described below:
▪	10 to 20 days (initial target of 15 days) of positive cash balances assuming that maturing member advances are not renewed; and
▪	Three to seven days (initial target of five days) of positive cash balances assuming that all maturing advances are renewed.
The FHLBank has been in compliance with these measures since they were put into place at the beginning of March 2009.

During the heightened liquidity concerns in the financial markets due to the market disruptions and uncertainty, the FHLBank took steps beginning in the third quarter of 2008 and continuing into the fourth quarter of 2008 to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market and without the sale of trading securities for a minimum of five calendar days. This measure was in addition to its statutory, operational and contingency liquidity requirements and in addition to the liquidity metrics added by the Finance Agency referred to previously. The FHLBank continued to closely monitor and manage these measures in 2009 and the first six months of 2010.

In order to ensure a sufficient liquidity cushion, the FHLBank is required to maintain a relatively longer weighted-average remaining maturity on its consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding increased to 93 days as of June 30, 2010 from 80 days as of December 31, 2009. The weighted average original maturity of its money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) decreased to 45 days as of June 30, 2010 from 65 days as of December 31, 2009. The increase in the mismatch of discount notes and money market investment portfolio from December 31, 2009 (15 day mismatch) to June 30, 2010 (48 day mismatch) was the result of an increase in the weighted average original days to maturity of discount notes and a decrease in the original terms to maturity of the FHLBank’s money market investment portfolio. The original days to maturity of discount notes increased primarily due to increased issuance of term discount notes, some of which were swapped, used to fund longer term investments and advances. The original terms to maturity of the FHLBank’s money market investment portfolio decreased in order to allow for additional flexibility in managing liquidity needs in the first half of 2010.

In addition to the balance sheet sources of liquidity discussed previously, the FHLBank has established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. The FHLBank expects to maintain a sufficient level of liquidity for the foreseeable future.

Capital – Total capital consists of capital stock, accumulated other comprehensive income (loss) and retained earnings. Capital remained relatively unchanged from December 31, 2009 to June 30, 2010 (see Table 12).

The FHLBank is subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and the FHLBank’s capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. The FHLBank was in compliance with all three capital requirements as of June 30, 2010 (see Note 11 in the Notes to Financial Statements under Item 1).

Capital Distributions – Dividends may be paid in cash or capital stock as authorized by the FHLBank’s Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and the FHLBank’s capital plan. Dividends were paid at average annualized rates of 2.33 percent and 2.87 percent for the quarters ended June 30, 2009 and 2010, respectively.

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

FHLBank management anticipates that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for the remainder of 2010 will remain close to the differential for the first six months of 2010, subject to sufficient FHLBank earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that the FHLBank’s Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that the FHLBank provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

The FHLBank expects to continue paying dividends primarily in the form of capital stock (cash dividends are paid for partial shares and for all dividends to former members) for the remainder of 2010, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The FHLBank’s excess stock was 0.95 percent of total assets at June 30, 2010. If the FHLBank were to change its prior practice and pay dividends in the form of cash, it would utilize liquidity resources. Payment of cash dividends would not have a significant impact on the FHLBank’s liquidity position.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. The FHLBank’s Board of Directors plays an active role in the enterprise risk management process by regularly reviewing risk management policies and reports on controls. A Risk Oversight Committee of the Board of Directors assists the Board in fulfilling its fiduciary responsibilities by providing oversight of the FHLBank’s enterprise risk management program, including monitoring and evaluating the FHLBank’s exposure to business, credit, liquidity, market and operations risk. In addition to the annual and business unit risk assessment reports, the Board of Directors reviews both the RMP and Member Products Policy on at least an annual basis. Various management committees, including the Asset/Liability Committee, the Credit Underwriting Committee, the Disclosure Committee, the Market Risk Analysis Committee, the Operations Risk Committee, the Strategic Planning Group and the Strategic Risk Management Committee, oversee the FHLBank’s risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS represent the majority of the FHLBank’s long-term investments. The FHLBank holds MBS issued by Agencies, CMOs securitized by Agencies, AAA-rated private-issue MBS at the time of purchase and CMOs securitized by whole loans. Some of the FHLBank’s private-issue MBS have been downgraded below triple-A subsequent to purchase (see Table 27), but all of the downgraded securities have been and are currently paying as expected. As of June 30, 2010, approximately 81 percent of the FHLBank’s MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The MBS held by the FHLBank classified as being backed by subprime mortgage loans are private-label home equity asset-backed securities. The FHLBank does have potential credit risk exposure to MBS/CMO securities that are insured by two of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. Under the FHLBank's RMP, the insurer should be rated no lower than AA at the time of acquisition. The FHLBank monitors the credit ratings daily, performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which it has potential credit risk exposure. See Table 29 under this Item 2 – “Financial Condition – Investments” for coverage amounts and unrecognized losses on private-label MBS covered by monoline mortgage insurance companies. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

The FHLBank has never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, results in the counterparty owing money to the FHLBank in excess of delivered collateral. The FHLBank manages this risk by executing derivative transactions with experienced counterparties with high credit quality (defined by the FHLBank as rated A or better); by requiring netting of individual derivative transactions with the same counterparty; diversifying its derivatives across many counterparties and by executing transactions under master agreements that require counterparties to post collateral if the FHLBank is exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. The FHLBank’s credit risk exposure from derivative transactions with member institutions is fully collateralized under the FHLBank’s Advance Pledge and Security Agreement. The FHLBank regularly monitors the exposures on its derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that the FHLBank’s pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers.

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

The contractual or notional amount of derivatives reflects the FHLBank’s involvement in various classes of financial instruments and does not measure the FHLBank’s credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, purchased interest rate caps, and interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default. See Note 7 of the Notes to the Financial Statements under Item 1 for additional information on the FHLBank’s derivative counterparty credit exposure.

Table 36 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the FHLBank uses the lowest rating published by Moody’s or S&P) as of June 30, 2010:

Table 36

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	AA-	33.3%	54.2%
Bank of America NA	A+	20.2	25.4
UBS AG	A+	12.8	6.0
Rabobank International	AAA	2.1	5.8
All other counterparties		31.6	8.6

1	Fair value includes net accrued interest receivable or payable on the derivatives.

Table 37 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the FHLBank uses the lowest rating published by Moody’s or S&P) as of December 31, 2009:

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both the FHLBank’s ongoing access to the capital markets and its holding of liquid assets. The FHLBank manages its exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by its RMP. The FHLBank is also required to manage liquidity in order to meet statutory and contingency liquidity requirements and FHFA liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, in federal statutes, and by Finance Agency regulations. The FHLBank has remained in compliance with each of these liquidity requirements throughout the first six months of 2010.

Despite the liquidity/credit crisis in the financial markets, the FHLBank generally maintained stable access to the capital markets during the majority of 2009 at very favorable rates. The FHLBank continued to have stable access to the capital markets throughout the first six months of 2010. However, the FHLBank did begin to experience slightly higher rates in short-term discount notes and deteriorating LIBOR spreads on swapped consolidated obligation bonds in the first quarter. As the European sovereign debt crisis began to unfold in the second quarter of 2010, the deterioration in the LIBOR swap curve relative to the FHLBank’s funding curve resulted in improved relative LIBOR spreads on swapped consolidated obligations (bonds and discount notes) and lower rates on short-term discount notes. However, as concerns over European sovereign debt contagion ebbed toward the end of the second quarter of 2010 and into the third quarter of 2010, LIBOR spreads on swapped consolidated obligations (bonds and term discount notes) began to deteriorate erasing some of the improvement experienced in the second quarter of 2010. For additional discussion of the overall financial market environment affecting liquidity, see this Item 2 – “Financial Market Trends.”

As discussed previously, in response to the heightened liquidity concerns in the financial markets due to the market disruptions in the latter part of 2008 and the first six months of 2009, the FHLBank took steps to increase and manage its short-term liquidity in order to ensure that it could meet member advance demands and other obligations on an ongoing basis without access to the consolidated obligations market for a minimum of five calendar days without the sale of trading securities. See additional discussion under this Item 2 – “Financial Condition – Liquidity and Capital Resources – Liquidity.”

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
▪   Accounting for deferred premiums/discounts associated with MBS; and
▪   Determining the adequacy of the allowance for credit losses.

Changes in any of the estimates and assumptions underlying the FHLBank’s critical accounting policies could have a material effect on the FHLBank’s financial statements.

The FHLBank’s accounting policies that management believes are the most critical to an understanding of the FHLBank’s financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no substantial changes to the FHLBank’s critical accounting policies and estimates during the quarter ended June 30, 2010.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Developments
Finance Agency Publishes Notice of Proposed Rulemaking on FHLBank Housing Goals: On May 28, 2010, the Finance Agency published a notice of proposed rulemaking implementing section 10C of the Bank Act, which requires the Director of the Finance Agency to establish housing goals with respect to the FHLBanks. The proposed rule would establish a low-income families housing goal, a low-income areas housing goal, a very low-income families housing goal, and a single-family refinancing mortgage goal applicable to the FHLBanks’ purchases of single-family owner-occupied mortgages under their AMA programs, consistent with the Finance Agency’s proposed single-family housing goals for Fannie Mae and Freddie Mac. The proposed rule would measure the FHLBanks’ single-family housing goals performance relative to the actual goals-qualifying shares of the primary mortgage market during the year in each FHLBank’s district. An FHLBank would be subject to the proposed housing goals if its AMA-approved mortgage purchases in a given year exceed a volume threshold of $2.5 billion. Comments on the proposed rule were due by July 12, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on Conservatorship and Receivership: On July 9, 2010, the Finance Agency published a notice of proposed rulemaking to implement section 1367 of the Housing and Economic Recovery Act of 2008, which sets forth the Finance Agency’s authority over critically undercapitalized regulated entities. The proposed regulation describes the basic authorities of the Finance Agency when acting as conservator or receiver, including the authority over enforcement and repudiation of contracts. The proposed regulation establishes procedures for conservators and receivers and priorities of claims for contract parties and other claimants, which include the order in which various classes of claimants would be paid, partially or in full, in the event that a regulated entity would be unable to pay all valid claims. Additionally, the proposed regulation addresses whether and to what extent claims against the regulated entities by current or former holders of their equity interests for rescission or damages arising from the purchase, sale, or retention of such equity interests will be paid while those entities are in conservatorship or receivership. Finally, the proposed regulation would clarify that for purposes of priority determinations, claims arising from rescission of a purchase or sale of an equity security of a regulated entity, or for damages arising from the purchase, sale or retention of such a security, will be treated as would the underlying security to which the claim relates. Comments on the proposed regulation are due by September 7, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on Rules of Practice and Procedure. On August 12, 2010, the Finance Agency published a notice of proposed rulemaking to implement the Housing and Economic Recovery Act of 2008 (HERA) amendments to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Safety and Soundness Act) and the Bank Act pertaining to the civil enforcement powers of the Finance Agency, and the Rules of Practice and Procedure for enforcement proceedings. The Safety and Soundness Act authorizes the Finance Agency to initiate enforcement proceedings against Fannie Mae, Freddie Mac, and the FHLBanks (collectively, Regulated Entities), and entity-affiliated parties, which include directors, officers and employees of the Regulated Entities. The proposed rulemaking would govern the conduct of Finance Agency administrative hearings on the record for enforcement proceedings as provided in the Safety and Soundness Act, including for cease and desist proceedings, proceedings for civil money penalties and removal and suspension proceedings, and would also delineate the specific enforcement authority of the Director of the Finance Agency.

The proposed rulemaking also implements Section 1376 of the Safety and Soundness act governing civil money penalty enforcement proceedings. The proposed rule provides that the Director of the Finance Agency may impose a civil money penalty on any Regulated Entity or any entity-affiliated party in accordance with Section 1376 of the Safety and Soundness Act. The Director of the Finance Agency may assess penalties pursuant to a three-tiered structure.

Under tier 1, a Regulated Entity or entity-affiliated party shall forfeit and pay a civil money penalty of not more than $10,000 for each day during which a violation continues. A tier 1 penalty may be assessed if a Regulated Entity or entity-affiliated party violates (1) any provision of the Safety and Soundness Act, the authorizing statutes, or any order, condition, rule or regulation under the Safety and Soundness Act or authorizing statutes, (2) any final or temporary order issued under the Safety and Soundness Act, (3) any condition imposed by the Director of the Finance Agency in connection with the grant of any application or other request by the Regulated Entity, or (4) any written agreement between the Regulated Entity and the Director of the Finance Agency.

Under tier 2, a Regulated Entity or entity-affiliated party shall forfeit and pay a civil money penalty of not more than $50,000 for each day during which a violation, practice or breach continues if (A) the Regulated Entity or entity-affiliated party: (1) commits any violation described under tier 1, (2) recklessly engages in an unsafe or unsound practice in conducting the affairs of the Regulated Entity, or (3) breaches any fiduciary duty; and (B) the violation, practice or breach: (1) is part of a pattern of misconduct, (2) causes or is likely to cause more than a minimal loss to the Regulated Entity, or (3) results in pecuniary gain or benefit to the Regulated Entity or the entity-affiliated party.

Under tier 3, a Regulated Entity or entity-affiliated party shall forfeit and pay a civil money penalty of not more than $2,000,000 for each day during which a violation, practice or breach continues, if such party knowingly: (1) commits any violation under tier 1, (2) engages in any unsafe or unsound practice in conducting the affairs of the Regulated Entity, or (3) breaches any fiduciary duty, and knowingly or recklessly causes a substantial loss to the Regulated Entity or a substantial pecuniary gain or other benefit to such party by reason of such violation, practice or breach.

Comments on the proposed regulation are due by October 12, 2010.

FDIC Extends Transaction Account Guarantee Program: On June 30, 2009, the FDIC published a notice of proposed rulemaking that presented alternatives for phasing out the Transaction Account Guarantee (TAG) program, a component of the Temporary Liquidity Guarantee Program, which provides FDIC guarantees for all funds held at participating banks in qualifying non-interest bearing transaction accounts. On September 1, 2009, the FDIC published a final rule extending the TAG program with a modified fee structure, which extended the TAG program for six months until June 30, 2010. On April 19, 2010, the FDIC published an interim rule providing a six-month extension for insured depository institutions currently participating in the TAG program, with the possibility of an additional 12-month extension without an additional rulemaking. On June 28, 2010, the FDIC published a final rule, which is substantially similar to the interim rule, extending the TAG program through December 31, 2010, with the possibility of an additional extension of up to 12 months without additional rulemaking, upon a determination by the FDIC’s board of directors that continuing economic difficulties warrant further extension. The final rule became effective June 28, 2010.

In addition, the Dodd-Frank Act (see next paragraph below) requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for non-interest bearing transaction accounts. This Dodd-Frank Act requirement is effective for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. These TAG programs provide an alternative source of funds for many of our members, which competes with our advance business.

President Obama Signs into Law the Dodd-Frank Wall Street Reform and Consumer Protection Act: On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted into law. The Dodd-Frank Act, among other things: (1) creates a consumer financial protection agency; (2) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (3) regulates the over-the-counter derivatives market; (4) reforms the credit rating agencies; (5) provides shareholders with an advisory vote on the compensation practices of the entity in which they invest, including executive compensation and golden parachutes; (6) establishes new requirements, including a risk-retention requirement, for MBS; (7) makes a number of changes to the federal deposit insurance system; and (8) creates a federal insurance office that will monitor the insurance industry.

The Dodd-Frank Act may also subject the FHLBanks to heightened prudential standards established by the Federal Reserve Board if the FHLBanks are identified as being systemically important financial institutions. These standards may include risk-based capital requirements, liquidity requirements, risk management and a resolution plan. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject the FHLBank to higher capital requirements and quantitative limits with regard to their proprietary trading.

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

The DOE parameters established by the FHLBank’s Board of Directors represent one way to establish general limits on the amount of interest rate risk that the FHLBank can accept. If the FHLBank’s DOE exceeds the policy limits established by the Board of Directors, management either: (1) takes asset/liability actions to bring the DOE back within the range established in the FHLBank’s RMP; or (2) reviews and discusses potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertains a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only with agreement of the Board of Directors with management’s recommendations. Even though all DOE measurements are inside management’s operating range as of June 30, 2010, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

The FHLBank typically maintains DOE within the above ranges through management of the durations of its assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in the FHLBank’s balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that FHLBank management considers prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. The FHLBank typically manages the current base DOE to remain in the range of ±2.5. When the FHLBank’s DOE exceeds either the limits established by the RMP or the more narrowly-defined limits to which the FHLBank manages duration, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, the FHLBank may purchase interest rate caps that have the effect of removing those MBS cap limits. The FHLBank would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing the FHLBank’s DOE. Further, if an increase in DOE were due to the extension of mortgage loans or MBS or new advances to FHLBank members, the more appropriate action would be to add new long-term liabilities to the balance sheet to offset the lengthening asset position.

Table 38 presents the DOE in the base case and the up and down 100 and 200 bps interest rate shock scenarios for recent quarter end dates:

Table 38

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2010	-0.2	-1.0	0.3	-0.8	-0.7
03/31/2010	1.8	0.3	2.2	1.7	-0.7
12/31/2009	0.1	-0.6	0.1	0.8	-1.3
09/30/2009	1.2	1.0	2.6	1.7	-0.9
06/30/2009	-1.2	-0.2	3.8	12.2	1.0

The DOE as of June 30, 2010 increased slightly in the base and down 200 basis point instantaneous shock scenarios and decreased slightly in the up 200 basis point instantaneous shock scenario from December 31, 2009. All DOE results continue to remain inside management’s operating range of ±2.5. The primary factors contributing to the changes in duration, similar to the first quarter, were the additional purchase of Agency variable rate CMOs with embedded caps during the first quarter of 2010 and, compositional changes in the FHLBank’s funding mix as a considerable amount of swapped callable debt was called and replaced with discount notes.

As discussed previously, the FHLBank submitted a notice to the Finance Agency to increase its mortgage investments to five times capital (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information). The weighted average life of the newly acquired Agency variable rate CMOs was longer and the embedded effective interest rate caps were lower than the FHLBank’s existing Agency variable rate CMO portfolio, which resulted in an increase in the duration of this portfolio. The compositional change in the liability portfolio occurred as the FHLBank experienced significant maturities of variable rate liabilities and calls of swapped callable liabilities and replaced them with discount notes. Generally, the swapped callable liability portfolio has a longer duration profile than the discount note portfolio so as the FHLBank transitioned to discount notes, it had the effect of decreasing the duration of the FHLBank’s total liability portfolio which in turn contributed to the overall increase in the FHLBank’s DOE in all scenarios. However, the slight net DOE decrease in the up 200 basis point instantaneous shock scenario is generally a function of the compositional changes in the balance sheet as mentioned above and the impact of the purchased interest rate cap portfolio. The FHLBank purchased interest rate caps to offset the impact of the embedded caps in the newly acquired Agency variable rate CMOs. As expected, these interest rate caps are an adequate interest rate risk hedge; however, with the increase in projected prepayment speeds of the MBS portfolios as the term structure of interest rates declined during the first half of 2010, the compositional change in the variable Agency CMO portfolio was a slight net increase since the portfolio became a much larger proportion of the balance sheet. Further, the interest rate cap portfolio provided a net duration decrease that was more than adequate since the metrics of the MBS portfolio shifted slightly because of the compositional change.

When comparing June 30, 2009 with June 30, 2010, the duration profile shifted in large part from the compositional changes mentioned above, as well as the behavior of the balance sheet as the term structure of interest rates declined and a decline in assets and associated capital levels during the period. As discussed above, the respective duration and DOE contribution components of various portfolios, including the investment and funding portfolios, were magnified as assets and associated capital levels declined. These declines cause the respective portfolio equity based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned discount note and variable rate Agency CMO shifts.

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

While the FHLBank typically monitors and manages to the DOE in the base and ±200 basis point instantaneous shock scenarios for asset/liability and risk management purposes, duration measurements are also computed and reported for the ±100 basis point instantaneous shock scenarios as an additional indication of the FHLBank’s risk profile. The atypical long DOE results in the down 100 basis point instantaneous shock scenario as of June 30, 2009 was isolated to a model assumption within the mortgage valuation model utilized by the FHLBank. During the fourth quarter of 2008, the interest rate environment experienced a significant decline where three-month LIBOR declined 262 bps between September 30, 2008 and December 31, 2008. This market shift caused the interest rate model to generate interest rate scenarios that were considerably different from interest rate scenarios generated when rates were more normalized. When deriving valuations using these low market rate driven interest rate paths, the pricing and risk profiles revealed inconsistencies not only in the base scenarios, but also in the downward shock scenarios. This low rate environment is considered a qualifying event that required a modeling assumption change to the speed at which the various interest rate paths generated in the model revert to the mean. This mean reversion adjustment serves to temper the large variations in the derived rate paths and produces a price and risk measurement profile that is considered more reasonable and conforms more consistently with management’s expectations of the overall risk profile of the balance sheet. The mean reversion adjustment was implemented by the FHLBank beginning with the September 30, 2009 DOE calculation process.

In calculating DOE, the FHLBank also calculates its duration gap, which is the difference between the duration of its assets and the duration of its liabilities. The FHLBank’s base duration gap was 0.2 month and less than 0.1 month as of June 30, 2010 and December 31, 2009, respectively. Again, the increase in duration gap during the first six months of the year was primarily the result of the Agency CMO purchases and compositional changes in the FHLBank's funding mix as discussed previously. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, the FHLBank issues debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued. The duration of callable debt shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. The FHLBank also uses purchased interest rate caps, floors and swaptions to manage the duration of its assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. The FHLBank may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage its overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, the FHLBank may synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of its liabilities to more closely match the shortening duration of its mortgage assets. As the FHLBank needs to lengthen its liability duration, it terminates selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of the FHLBank’s assets and liabilities. Estimating sensitivity of the FHLBank’s MVE to changes in interest rates is another measure of interest rate risk. The FHLBank generally maintains a MVE within limits specified by the Board of Directors in the RMP. As of September 18, 2009, the Board of Directors amended the RMP to measure the FHLBank’s market value risk in terms of the MVE in relation to the FHLBank’s total regulatory capital stock outstanding (TRCS). The RMP previously calculated this metric relative to the book value of equity (BVE) and stipulated that the ratio of MVE to BVE be not less than 85 percent in the base scenario or 80 percent under a ±200 basis point instantaneous shock in interest rates. TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, using the TRCS is a more reasonable measure because it reflects the market value of the FHLBank relative to the book value of its capital stock. As of December 17, 2009, the Board of Directors amended the RMP: (1) to revise the stipulation that MVE shall not be less than 85 percent of the FHLBank’s TRCS under the base case scenario to a 90 percent threshold; and (2) to revise the stipulation that the MVE/TRCS ratio shall not be less than 80 percent under a ±200 basis point instantaneous parallel shock in interest rates to an 85 percent threshold. Table 39 presents MVE as a percent of TRCS as of June 30, 2010 as well as information for previous periods for comparability. As of June 30, 2010, all scenarios are well within the specified limits as described above and much of the improvement in the ratio can be attributed to the continued increase in MBS market values and the general level of the FHLBank’s retained earnings.

Table 39

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2010	119	118	117	117	115
03/31/2010	113	113	113	117	118
12/31/2009	113	113	112	113	113
09/30/2009	103	103	104	107	108
06/30/2009	96	95	95	106	113

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

Table 40 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of June 30, 2010 (in thousands):

Table 40

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$194,000	$0	$194,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	817,000	0	0	817,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,782,298	0	0	2,782,298
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	8,000	0	0	8,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	4,674,331	0	0	4,674,331
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,361,320	0	0	1,361,320
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	7,315,533	0	7,315,533
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	109,689	109,689
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	979,899	0	0	979,899
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	825,000	0	0	825,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	1,695,000	0	0	1,695,000
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	250,000	0	0	250,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	5,005,000	0	0	5,005,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	1,260,000	0	0	1,260,000
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	3,110,000	0	0	3,110,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	654,175	0	0	654,175
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	162,000	114,000	0	276,000
TOTAL			$23,584,023	$7,923,533	$109,689	$31,617,245
__________
1
As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions. All derivatives in the table with shortcut as the indicated effectiveness method were transacted prior to that date.

Table 41 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk as of June 30, 2010 (in thousands):

Table 41

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$(2,150)	$0	$(2,150)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	(78,252)	0	0	(78,252)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(125,970)	0	0	(125,970)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(68)	0	0	(68)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(350,147)	0	0	(350,147)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(197,555)	0	0	(197,555)
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	93,613	0	93,613
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	18,745	0	18,745
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	1,350	1,350
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	55	0	0	55
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	768	0	0	768
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	44,557	0	0	44,557
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Shortcut1	6,093	0	0	6,093
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	112,189	0	0	112,189
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	168,337	0	0	168,337
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	42,958	0	0	42,958
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	9,083	0	0	9,083
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	70	0	0	70
TOTAL			$(367,882)	$110,208	$1,350	$(256,324)
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

Table 43 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk as of December 31, 2009 (in thousands):

Table 43

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures. The FHLBank’s management, under the supervision and with the participation of its Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), conducted an evaluation of the effectiveness of the FHLBank’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, the FHLBank’s CEO and CAO concluded that, as of the end of the period covered by this report, the FHLBank’s disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed by the FHLBank in the reports that it files or furnishes under the Exchange Act within the time periods specified in the SEC’s rules and forms; and (2) ensuring that information required to be disclosed by the FHLBank in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the FHLBank’s management, including its CEO and CAO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There has been no change in the FHLBank’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

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

In addition to various legislative proposals for regulatory reform of financial institutions, on July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (2) regulates the over-the-counter derivatives market; and (3) establishes new requirements, including a risk-retention requirement, for MBS. The FHLBank’s business operations, funding costs, rights, obligations, and/or the manner in which FHLBank carries out its housing-finance mission may be affected by the Dodd-Frank Act.

The Dodd-Frank Act may also subject the FHLBanks to heightened prudential standards established by the Federal Reserve Board if the FHLBanks are identified as being systemically important financial institutions. These standards may include risk-based capital requirements, liquidity requirements, risk management and a resolution plan. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject the FHLBank to higher capital requirements and quantitative limits with regard to their proprietary trading.

Finally, the Dodd-Frank Act requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank’s ability to hedge its interest rate risk exposure from advances and mortgage loan purchases, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. We cannot predict the effect of any new regulations on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding, a change in our permissible business activities, or a decrease in the size, scope or nature of our lending or investments, which could negatively affect our financial condition and results of operations.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed December 18, 2009, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the quarterly report on Form 10-Q, filed August 12, 2009, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of First Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer and First Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: August 12, 2010	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: August 12, 2010	By: /s/ Denise L. Cauthon
Denise L. Cauthon
First Vice President and
Chief Accounting Officer and Principal Financial Officer