Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Topeka
filed 2010-11-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 10, 2010
Class A Stock, par value $100	6,449,744
Class B Stock, par value $100	8,208,103

FEDERAL HOME LOAN BANK OF TOPEKA

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements	3
	Statements of Condition	4
	Statements of Income	5
	Statements of Capital	6
	Statements of Cash Flows	8
	Notes to Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
	Executive Level Overview	37
	Financial Market Trends	40
	Critical Accounting Policies and Estimates	41
	Results of Operations	41
	Financial Condition	50
	Liquidity and Capital Resources	67
	Risk Management	68
	Recently Issued Accounting Standards	70
	Recent Developments	70
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4.	Controls and Procedures	78
PART II	OTHER INFORMATION	79
Item 1.	Legal Proceedings	79
Item 1A.	Risk Factors	79
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3.	Defaults Upon Senior Securities	79
Item 4.	(Removed and Reserved)	79
Item 5.	Other Information	79
Item 6.	Exhibits	79
Exhibit 31.1	Certification of President and CEO Pursuant to Section 302
Exhibit 31.2	Certification of First VP and CAO Pursuant to Section 302
Exhibit 32	Certification of President and CEO and First VP and CAO Pursuant to Section 906

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
▪	Governmental actions, including legislative, regulatory or other developments that affect the FHLBank, its members, counterparties, or investors;
▪	Changes in economic and market conditions, including conditions in the mortgage, housing and capital markets;
▪	Changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System;
▪	Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements;
▪	The effects of amortization/accretion;
▪	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;
▪	Volatility of market prices, rates and indices and the timing and volume of market activity;
▪	Membership changes, including changes resulting from member failures, mergers or changes in the principal place of business of members;
▪	Our ability to declare dividends or to pay dividends at rates consistent with past practices;
▪	Soundness of other financial institutions, including FHLBank members, nonmember borrowers, and the other FHLBanks;
▪	Changes in the value or liquidity of collateral underlying advances to FHLBank members or nonmember borrowers or collateral pledged by derivative counterparties;
▪	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;
▪	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;
▪
The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the FHLBank has joint and several liability;

▪	Changes in the credit standing at other FHLBanks, including the credit ratings assigned to those FHLBanks;
▪
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement (CE) protections;

▪	The volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1); and
▪
Adverse developments or events, including but not limited to legislative and regulatory developments, affecting or involving other FHLBanks, housing government sponsored enterprises (GSE) or the FHLBank System in general.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – “Risk Factors” in our annual report on Form 10-K, incorporated by reference herein.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1  "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)
	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$745	$494,553
Interest-bearing deposits	78	54
Federal funds sold	1,869,000	945,000
Trading securities (Note 3)	4,009,897	8,012,676
Held-to-maturity securities1 (Note 4)	7,492,000	7,390,211
Advances (Note 5)	20,506,458	22,253,629
Mortgage loans held for portfolio, net of allowance for credit losses on mortgage loans of $2,613 and $1,897 (Note 6)	3,937,391	3,333,784
Accrued interest receivable	81,203	103,057
Premises, software and equipment, net	12,776	14,575
Derivative assets (Note 7)	27,859	15,946
Other assets (Note 10)	63,885	68,126

TOTAL ASSETS	$38,001,292	$42,631,611

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing:
Demand	$176,864	$135,719
Overnight	1,552,000	885,400
Term	4,000	32,250
Non-interest-bearing:
Demand	47	0
Other	43,358	15,388
Total deposits	1,776,269	1,068,757

Consolidated obligations, net (Note 8):
Discount notes	10,538,259	11,586,835
Bonds	23,291,703	27,524,799
Total consolidated obligations, net	33,829,962	39,111,634

Overnight loans from other Federal Home Loan Banks	120,000	0
Mandatorily redeemable capital stock (Note 11)	25,506	22,437
Accrued interest payable	131,876	153,710
Affordable Housing Program (Note 9)	38,332	44,117
Payable to Resolution Funding Corp. (REFCORP) (Note 10)	515	11,556
Derivative liabilities (Note 7)	269,810	240,630
Other liabilities	33,502	32,860

TOTAL LIABILITIES	36,225,772	40,685,701

Commitments and contingencies (Note 14)

Capital (Note 11):
Capital stock outstanding – putable:
Class A ($100 par value; 5,815 and 2,936 shares issued and outstanding)	581,459	293,554
Class B ($100 par value; 8,895 and 13,091 shares issued and outstanding)	889,545	1,309,142
Total capital stock	1,471,004	1,602,696
Retained earnings	327,235	355,075
Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(20,777)	(9,719)
Defined benefit pension plan – prior service cost	1	6
Defined benefit pension plan – net loss	(1,943)	(2,148)

TOTAL CAPITAL	1,775,520	1,945,910

TOTAL LIABILITIES AND CAPITAL	$38,001,292	$42,631,611
__________
1    Fair value: $7,459,047 and $7,192,957 as of September 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest-bearing deposits	$78	$49	$148	$7,052
Federal funds sold	1,281	1,214	3,453	3,201
Trading securities	22,415	25,329	68,776	82,575
Held-to-maturity securities	32,663	45,841	116,318	161,439
Advances	50,731	68,310	149,813	280,454
Prepayment fees on terminated advances	3,849	236	11,804	10,122
Mortgage loans held for portfolio	44,176	40,259	128,349	119,406
Overnight loans to other Federal Home Loan Banks	0	1	1	4
Other	644	742	2,001	2,296
Total interest income	155,837	181,981	480,663	666,549

INTEREST EXPENSE:
Deposits	849	679	2,121	4,267
Consolidated obligations:
Discount notes	5,793	6,871	15,863	70,145
Bonds	91,822	114,377	270,482	394,594
Overnight loans from other Federal Home Loan Banks	4	0	7	0
Securities sold under agreements to repurchase	3	0	3	0
Mandatorily redeemable capital stock (Note 11)	125	66	246	439
Other	188	238	605	769
Total interest expense	98,784	122,231	289,327	470,214

NET INTEREST INCOME	57,053	59,750	191,336	196,335
Provision for credit losses on mortgage loans	205	872	1,161	986
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	56,848	58,878	190,175	195,349

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	0	(7,014)	(17,482)	(8,091)
Net amount of other-than-temporary impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(165)	6,961	13,932	7,979
Net other-than-temporary impairment losses on held-to-maturity securities	(165)	(53)	(3,550)	(112)
Net gain (loss) on trading securities (Note 3)	26,768	18,852	74,887	3,007
Net gain (loss) on derivatives and hedging activities (Note 7)	(52,600)	(36,932)	(232,140)	85,281
Service fees	1,276	1,558	3,973	4,644
Other	1,229	962	3,340	2,434
Total other income (loss)	(23,492)	(15,613)	(153,490)	95,254

OTHER EXPENSES:
Compensation and benefits	6,226	5,459	18,712	16,576
Other operating	3,565	3,337	10,117	9,864
Finance Agency	358	412	1,137	1,276
Office of Finance	382	278	1,342	1,270
Other	463	420	2,547	2,146
Total other expenses	10,994	9,906	33,855	31,132

INCOME BEFORE ASSESSMENTS	22,362	33,359	2,830	259,471

Affordable Housing Program (Note 9)	256	2,730	256	21,226
REFCORP (Note 10)	515	6,126	515	47,649
Total assessments	771	8,856	771	68,875

NET INCOME	$21,591	$24,503	$2,059	$190,596

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 – Unaudited
(In thousands)
	Capital Stock Class A1		Capital Stock Class B1		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value

BALANCE – DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to non-credit portion of other-than-temporary impairment losses on held-to-maturity securities as of January 1, 2009					3,349	(3,349)	0
Proceeds from issuance of capital stock	57	5,697	3,030	302,968			308,665
Repurchase/redemption of capital stock	(1,181)	(118,135)	(137)	(13,722)			(131,857)
Comprehensive income (loss):
Net income					190,596
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(7,979)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						4
Accretion of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						594
Amortization of prior service cost on defined benefit pension plan						(7)
Amortization of net loss on defined benefit pension plan						120
Total comprehensive income (loss)							183,328
Net reclassification of shares to mandatorily redeemable capital stock	(949)	(94,905)	(7,369)	(736,940)			(831,845)
Net transfer of shares between Class A and Class B	(1,320)	(132,004)	1,320	132,004			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.7%):
Cash payment					(259)		(259)
Stock issued			309	30,968	(30,968)		0
BALANCE – SEPTEMBER 30, 2009	2,946	$294,594	13,217	$1,321,672	$319,640	$(12,629)	$1,923,277
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2010 AND 2009 – Unaudited (continued)
(In thousands)
	Capital Stock Class A1		Capital Stock Class B1		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Capital
	Shares	Par Value	Shares	Par Value

BALANCE – DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	36	3,593	619	61,910			65,503
Repurchase/redemption of capital stock			(113)	(11,301)			(11,301)
Comprehensive income (loss):
Net income					2,059
Other comprehensive income (loss):
Non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						(16,398)
Reclassification adjustment of non-credit portion of other-than-temporary impairment losses included in net income relating to held-to-maturity securities						2,466
Accretion of non-credit portion of other-than-temporary impairment losses on held-to-maturity securities						2,874
Amortization of prior service cost on defined benefit pension plan						(5)
Amortization of net loss on defined benefit pension plan						205
Total comprehensive income (loss)							(8,799)
Net reclassification of shares to mandatorily redeemable capital stock	(795)	(79,504)	(1,360)	(136,042)			(215,546)
Net transfer of shares between Class A and Class B	3,638	363,816	(3,638)	(363,816)			0
Dividends on capital stock (Class A – 0.8%, Class B – 3.0%):
Cash payment					(247)		(247)
Stock issued			296	29,652	(29,652)		0
BALANCE – SEPTEMBER 30, 2010	5,815	$581,459	8,895	$889,545	$327,235	$(22,719)	$1,775,520
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)
	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,059	$190,596

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(14,371)	(74,653)
Concessions on consolidated obligation bonds	12,486	9,677
Premiums and discounts on investments, net	(2,423)	(1,067)
Premiums, discounts and commitment fees on advances, net	(10,741)	(14,156)
Discounts on Housing and Community Development advances	(3)	(3)
Premiums, discounts and deferred loan costs on mortgage loans, net	1,936	2,506
Fair value adjustments on hedged assets or liabilities	10,804	14,760
Premises, software and equipment	2,947	3,044
Other	200	113
Provision for credit losses on mortgage loans	1,161	986
Non-cash interest on mandatorily redeemable capital stock	243	429
Net other-than-temporary impairment losses on held-to-maturity securities	3,550	112
Net realized (gain) loss on disposals of premises, software and equipment	50	3
Other (gains) losses	(81)	(48)
Net (gain) loss on trading securities	(74,887)	(3,007)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	140,114	(99,668)
(Increase) decrease in accrued interest receivable	21,840	47,887
Change in net accrued interest included in derivative assets	(9,048)	(17,529)
(Increase) decrease in other assets	(1,946)	1,226
Increase (decrease) in accrued interest payable	(21,828)	(81,805)
Change in net accrued interest included in derivative liabilities	(1,048)	47,905
Increase (decrease) in Affordable Housing Program liability	(5,785)	14,017
Increase (decrease) in REFCORP liability	(11,041)	22,141
Increase (decrease) in other liabilities	4,112	(18,137)
Total adjustments	46,241	(145,267)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	48,300	45,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(108,425)	3,482,582
Net (increase) decrease in Federal funds sold	(924,000)	(2,151,000)
Net (increase) decrease in short-term trading securities	3,809,480	(2,801,046)
Proceeds from maturities of and principal repayments on long-term trading securities	115,579	141,402
Proceeds from sale of long-term trading securities	152,435	0
Net (increase) decrease in short-term held-to-maturity securities	0	1,495,835
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	2,266,309	1,778,116
Purchases of long-term held-to-maturity securities	(2,375,111)	0
Principal collected on advances	32,428,470	226,586,265
Advances made	(30,453,010)	(213,656,727)
Principal collected on mortgage loans held for portfolio	472,944	750,533
Purchase or origination of mortgage loans held for portfolio	(1,077,396)	(970,620)
Proceeds from sale of foreclosed assets	6,550	0
Principal collected on other loans made	1,202	1,124
Proceeds from sale of premises, software and equipment	56	13
Purchases of premises, software and equipment	(1,254)	(1,433)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,313,829	14,655,044

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited
(In thousands)
	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$710,612	$(527,647)
Net proceeds from issuance of consolidated obligations:
Discount notes	74,033,688	280,982,742
Bonds	15,598,129	14,013,218
Payments for maturing and retired consolidated obligations:
Discount notes	(75,085,080)	(294,379,680)
Bonds	(19,989,252)	(14,003,635)
Net increase (decrease) in overnight loans from other FHLBanks	120,000	0
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	142	61
Net interest payments received (paid) for financing derivatives	(80,411)	(70,745)
Proceeds from issuance of capital stock	65,503	308,665
Payments for repurchase/redemption of capital stock	(11,301)	(131,857)
Payments for repurchase of mandatorily redeemable capital stock	(212,720)	(844,053)
Cash dividends paid	(247)	(259)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,855,937)	(14,658,190)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(493,808)	42,183
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	494,553	75
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$745	$42,258

Supplemental disclosures:
Interest paid	$301,880	$603,213

Affordable Housing Program payments	$6,236	$7,471

REFCORP payments	$11,556	$25,508

Net transfers of mortgage loans to real estate owned	$5,257	$0

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
September 30, 2010

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

Reclassifications: Certain amounts in the financial statements have been reclassified to conform to current period presentations. Such reclassifications have no impact on total assets, net income or capital.

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

▪
Portfolio segment represents the level at which the FHLBank develops and documents a systematic method for determining the allowance for credit losses. This guidance will require the FHLBank to expand its disclosures by portfolio segment to include: (1) a description of the FHLBank’s accounting policies and methodology used to estimate the allowance for credit loss and charging off of uncollectible financing receivables; (2) a roll-forward of the allowance for credit losses; (3) disclosures quantifying the effects of changes in the method of estimating the allowance for credit loss; (4) disclosure of the amount of significant purchases and sales of financing receivables during each reporting period; (5) disclosure of the balance of the allowance for credit loss by impairment method at the end of each period; and (6) the recorded investment in financing receivables at the end of each period related to each balance in the allowance for credit loss disaggregated on the basis of impairment method.

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

Scope Exception Related to Embedded Credit Derivatives. In March 2010, the FASB issued amended guidance to clarify that the only type of embedded derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the FHLBank). The adoption of this guidance on July 1, 2010 did not impact the FHLBank’s financial condition, results of operations or cash flows.

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

NOTE 3 – TRADING SECURITIES

Major Security Types: Trading securities as of September 30, 2010 and December 31, 2009 are summarized in the following table (in thousands):

	Fair Value
	September 30, 2010	December 31, 2009
Commercial paper	$809,873	$2,589,560
Certificates of deposit	1,170,046	3,109,967
Bank notes	0	89,996
FHLBank1 obligations	125,717	280,761
Fannie Mae2 obligations	409,133	390,559
Freddie Mac2 obligations	1,015,128	979,243
Subtotal	3,529,897	7,440,086
Mortgage-backed securities:
Fannie Mae residential2	282,072	337,902
Freddie Mac residential2	196,344	232,984
Ginnie Mae residential3	1,584	1,704
Mortgage-backed securities	480,000	572,590
TOTAL	$4,009,897	$8,012,676
__________
1	See Note 16 for transactions with other FHLBanks.
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

Redemption Terms: The fair values of trading securities by contractual maturity as of September 30, 2010 and December 31, 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2010	December 31, 2009
Due in one year or less	$2,239,074	$5,789,523
Due after one year through five years	278,485	707,338
Due after five years through 10 years	1,012,338	943,225
Due after 10 years	0	0
Subtotal	3,529,897	7,440,086
Mortgage-backed securities	480,000	572,590
TOTAL	$4,009,897	$8,012,676

Net realized and unrealized gains (losses) on trading securities during the three- and nine-month periods ended September 30, 2010 and 2009 were as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net unrealized gains (losses) on trading securities held at September 30, 2010	$26,939	$17,679	$72,418	$(361)
Net realized and unrealized gains (losses) on trading securities sold or matured prior to September 30, 2010	(171)	1,173	2,469	3,368
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$26,768	$18,852	$74,887	$3,007

NOTE 4 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of September 30, 2010 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in AOCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$101,864	$0	$101,864	$87	$10,159	$91,792
Subtotal	101,864	0	101,864	87	10,159	91,792
Mortgage-backed securities:
Fannie Mae residential1	2,920,051	0	2,920,051	27,272	1,612	2,945,711
Freddie Mac residential1	2,992,864	0	2,992,864	25,752	1,538	3,017,078
Ginnie Mae residential2	25,233	0	25,233	1,130	1	26,362
Private-label mortgage-backed securities:
Residential loans	1,410,003	19,981	1,429,984	8,169	104,827	1,333,326
Commercial loans	40,044	0	40,044	2,226	0	42,270
Home equity loans	1,795	796	2,591	205	432	2,364
Manufactured housing loans	146	0	146	0	2	144
Mortgage-backed securities	7,390,136	20,777	7,410,913	64,754	108,412	7,367,255
TOTAL	$7,492,000	$20,777	$7,512,777	$64,841	$118,571	$7,459,047
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in AOCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$115,858	$0	$115,858	$205	$152	$115,911
Subtotal	115,858	0	115,858	205	152	115,911
Mortgage-backed securities:
Fannie Mae residential1	2,693,071	0	2,693,071	10,465	18,214	2,685,322
Freddie Mac residential1	2,690,569	0	2,690,569	13,711	16,995	2,687,285
Ginnie Mae residential2	29,876	0	29,876	1,479	33	31,322
Private-label mortgage-backed securities:
Residential loans	1,818,370	7,616	1,825,986	930	197,325	1,629,591
Commercial loans	40,108	0	40,108	645	0	40,753
Home equity loans	2,025	2,103	4,128	0	1,674	2,454
Manufactured housing loans	334	0	334	0	15	319
Mortgage-backed securities	7,274,353	9,719	7,284,072	27,230	234,256	7,077,046
TOTAL	$7,390,211	$9,719	$7,399,930	$27,435	$234,408	$7,192,957
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of September 30, 2010. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$43,225	$10,159	$0	$0	$43,225	$10,159
Subtotal	43,225	10,159	0	0	43,225	10,159
Mortgage-backed securities:
Fannie Mae residential1	34,867	18	487,058	1,594	521,925	1,612
Freddie Mac residential1	17,159	2	440,428	1,536	457,587	1,538
Ginnie Mae residential2	503	1	0	0	503	1
Private-label mortgage-backed securities:
Residential loans	38,294	185	784,593	104,642	822,887	104,827
Home equity loans	0	0	1,535	432	1,535	432
Manufactured housing loans	0	0	144	2	144	2
Mortgage-backed securities	90,823	206	1,713,758	108,206	1,804,581	108,412
TOTAL TEMPORARILY IMPAIRED SECURITIES	$134,048	$10,365	$1,713,758	$108,206	$1,847,806	$118,571
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

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

For Agency mortgage-backed securities (MBS), the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of September 30, 2010, all of the gross unrealized losses on its Agency MBS are temporary.

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
For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of September 30, 2010, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 10 percent over the three- to nine-month period beginning July 1, 2010. Thereafter, home prices are projected to increase 0 percent in the first year, 1 percent in the second year, 3 percent in the third year, 4 percent in the fourth year, 5 percent in the fifth year, 6 percent in the sixth year and 4 percent in each subsequent year.

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

As a result of these security-level evaluations, the projected cash flows as of September 30, 2010 on six private-label MBS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. On four of these securities, the evaluation also resulted in additional credit losses recognized in earnings because the present value of the expected cash flows was less than the amortized cost. An additional four securities that have been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The ten securities on which OTTI charges have been recorded include eight private-label MBS that were identified as other-than-temporarily impaired prior to 2010 and two private-label MBS that were first identified as other-than-temporarily impaired in the first quarter of 2010. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in accumulated other comprehensive income (loss) (AOCI) is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the 10 OTTI securities.

For those securities for which an OTTI was determined to have occurred as of September 30, 2010 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label Residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Alt A:
2005	13.9%	13.9%	12.9%	12.9%	38.9%	38.9%	3.5%	3.5%

Home Equity Loans1
Year of Securitization	Significant Inputs
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2003 and earlier	2.5%	1.7-4.2%	8.5%	6.5-11.3%	85.5%	81.4-96.4%
__________
1	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

For the four private-label securities on which OTTI charges were recognized during the three-month period ended September 30, 2010, the FHLBank’s reported balances as of September 30, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Alt-A	$32,059	$31,708	$17,033	$17,397

Home equity loans:
Subprime	3,115	1,881	1,129	1,492

TOTAL	$35,174	$33,589	$18,162	$18,889

For the 10 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of September 30, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$19,089	$18,756	$17,353	$18,216
Alt-A	43,018	40,261	21,683	22,062
Total private-label residential MBS	62,107	59,017	39,036	40,278

Home equity loans
Subprime	5,081	2,591	1,795	2,364

TOTAL	$67,188	$61,608	$40,831	$42,642

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three- and nine-month periods ended September 30, 2010 and 2009 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month Period Ended
	September 30, 2010			September 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$0	$0	$0	$53	$6,961	$7,014
Alt-A	59	(59)	0	0	0	0
Total private-label residential MBS	59	(59)	0	53	6,961	7,014

Home equity loans:
Subprime	106	(106)	0	0	0	0

TOTAL	$165	$(165)	$0	$53	$6,961	$7,014

	Nine-month Period Ended
	September 30, 2010			September 30, 2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$256	$254	$510	$53	$6,961	$7,014
Alt-A	2,190	14,782	16,972	0	0	0
Total private-label residential MBS	2,446	15,036	17,482	53	6,961	7,014

Home equity loans:
Subprime	1,104	(1,104)	0	59	1,018	1,077

TOTAL	$3,550	$13,932	$17,482	$112	$7,979	$8,091

The following table presents a roll-forward of OTTI activity for the three- and nine-month periods ended September 30, 2010 and 2009 related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in AOCI (in thousands):

	Three-month Period Ended
	September 30, 2010			September 30, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period	$5,158	$22,244	$27,402	$1,502	$3,882	$5,384
Additional charge on securities for which OTTI was not previously recognized1	0	0	0	53	6,961	7,014
Reclassification adjustment of non-credit portion of OTTI included in net income	165	(165)	0	0	0	0
Amortization of credit component of OTTI2	188	0	188	(26)	0	(26)
Accretion of OTTI related to all other factors	0	(1,302)	(1,302)	0	(113)	(113)
Balance, end of period	$5,511	$20,777	$26,288	$1,529	$10,730	$12,259
__________
1
For the three-month period ended September 30, 2010, securities previously impaired represent all securities that were impaired prior to July 1, 2010. For the three-month period ended September 30, 2009, securities previously impaired represent all securities that were impaired prior to July 1, 2009.

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

	Nine-month Period Ended
	September 30, 2010			September 30, 2009
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period1	$2,034	$9,719	$11,753	$1,424	$3,349	$4,773
Additional charge on securities for which OTTI was not previously recognized2	426	16,398	16,824	108	7,979	8,087
Additional charge on securities for which OTTI was previously recognized2	658	0	658	0	0	0
Reclassification adjustment of non-credit portion of OTTI included in net income	2,466	(2,466)	0	4	(4)	0
Amortization of credit component of OTTI3	(73)	0	(73)	(7)	0	(7)
Accretion of OTTI related to all other factors	0	(2,874)	(2,874)	0	(594)	(594)
Balance, end of period	$5,511	$20,777	$26,288	$1,529	$10,730	$12,259
__________
1
The FHLBank adopted the new OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initial application totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to AOCI.

2
For the nine-month period ended September 30, 2010, securities previously impaired represent all securities that were impaired prior to January 1, 2010. For the nine-month period ended September 30, 2009, securities previously impaired represent all securities that were impaired prior to January 1, 2009.

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

Although there has been improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2010, the fair value of approximately one-fourth of this portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2010 and December 31, 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2010			December 31, 2009
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$0	$0	$0	$0	$0	$0
Due after one year through five years	0	0	0	35	35	35
Due after five years through 10 years	0	0	0	875	875	888
Due after 10 years	101,864	101,864	91,792	114,948	114,948	114,988
Subtotal	101,864	101,864	91,792	115,858	115,858	115,911
Mortgage-backed securities	7,410,913	7,390,136	7,367,255	7,284,072	7,274,353	7,077,046
TOTAL	$7,512,777	$7,492,000	$7,459,047	$7,399,930	$7,390,211	$7,192,957

The carrying value of the FHLBank’s MBS included net discounts of $31,613,000, of which $5,511,000 represented credit related impairment discount and $20,777,000 represented non-credit related impairment discount, as of September 30, 2010. The carrying value of the FHLBank’s MBS included net discounts of $19,531,000, of which $2,034,000 represented credit related impairment discount and $9,719,000 represented non-credit related impairment discount, as of December 31, 2009. No premiums or discounts were recorded on other held-to-maturity securities as of September 30, 2010 and December 31, 2009.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$29,399	$36,838
Variable rate	72,465	79,020
Subtotal	101,864	115,858

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	488	619
Variable rate	5,664	7,179
Collateralized mortgage obligations:
Fixed rate	1,438,530	1,924,420
Variable rate	5,966,231	5,351,854
Subtotal	7,410,913	7,284,072
TOTAL	$7,512,777	$7,399,930

NOTE 5 – ADVANCES

Redemption Terms: As of September 30, 2010 and December 31, 2009, the FHLBank had advances outstanding at interest rates ranging from zero percent to 8.01 percent as of both period ends as summarized in the following table (in thousands):

	September 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,063,805	2.00%	$4,324,971	2.53%
Due after one year through two years	1,569,122	3.13	1,855,344	3.43
Due after two years through three years	1,646,822	2.95	1,978,012	2.66
Due after three years through four years	1,306,408	3.27	2,584,300	2.05
Due after four years through five years	1,771,415	2.46	2,561,556	1.97
Thereafter	9,518,039	1.81	8,525,486	2.25
Total par value	19,875,611	2.20%	21,829,669	2.39%
Discounts on HCD advances	(31)		(33)
Discounts on other advances	(47,023)		(36,364)
Hedging adjustments1	677,901		460,357
TOTAL	$20,506,458		$22,253,629
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

In general, a borrower is charged a prepayment fee when an advance is repaid before its stated maturity. Prepayment fees are calculated using methods that make the FHLBank financially indifferent to the advance prepayments. The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2010 and December 31, 2009 include callable advances totaling $6,859,126,000 and $7,318,356,000, respectively. Of these callable advances, there were $6,836,229,000 and $7,287,717,000 of variable rate advances as of September 30, 2010 and December 31, 2009, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next call date for callable advances (in thousands):

Year of Maturity or Next Call Date	September 30, 2010	December 31, 2009
Due in one year or less	$10,556,189	$11,388,149
Due after one year through two years	1,384,171	1,653,166
Due after two years through three years	1,389,775	1,455,504
Due after three years through four years	1,190,227	1,465,523
Due after four years through five years	1,263,097	1,189,298
Thereafter	4,092,152	4,678,029
TOTAL PAR VALUE	$19,875,611	$21,829,669

The FHLBank’s advances outstanding also include advances that contain conversion options that may be exercised at the FHLBank’s discretion on specific dates (conversion dates) before the stated advance maturities (convertible advances). With convertible advances, the FHLBank effectively purchases put options from the borrowers that allow the FHLBank to convert the fixed rate advances to variable rate advances. In exchange for the options, borrowers are charged interest rates that are below those for fixed rate advances with comparable maturities. The FHLBank normally exercises its conversion options on these advances when interest rates increase. The FHLBank’s advances as of September 30, 2010 and December 31, 2009 included convertible advances totaling $3,870,282,000 and $5,060,772,000, respectively. The following table summarizes the FHLBank’s advances by year of maturity, or by the next conversion or put date for convertible advances (in thousands):

Year of Maturity or Next Conversion or Put Date	September 30, 2010	December 31, 2009
Due in one year or less	$6,934,487	$7,902,839
Due after one year through two years	1,362,697	1,658,833
Due after two years through three years	1,594,847	1,603,212
Due after three years through four years	1,345,433	2,595,225
Due after four years through five years	1,435,815	2,505,681
Thereafter	7,202,332	5,563,879
TOTAL PAR VALUE	$19,875,611	$21,829,669

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Amount	Percentage	Amount	Percentage
Par value of advances:
Fixed rate	$11,839,303	59.6%	$13,401,295	61.4%
Variable rate	8,036,308	40.4	8,428,374	38.6
TOTAL PAR VALUE	$19,875,611	100.0%	$21,829,669	100.0%

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

The following table presents information as of September 30, 2010 and December 31, 2009 on mortgage loans held for portfolio (in thousands):

	September 30, 2010	December 31, 2009
Real Estate
Fixed rate, medium-term1, single-family mortgages	$1,011,002	$852,298
Fixed rate, long-term, single-family mortgages	2,896,451	2,477,167
Total par value	3,907,453	3,329,465
Premiums	33,683	18,045
Discounts	(8,283)	(9,798)
Deferred loan costs, net	2,075	1,145
Hedging adjustments2	5,076	(3,176)
Total before Allowance for Credit Losses on Mortgage Loans	3,940,004	3,335,681
Allowance for Credit Losses on Mortgage Loans	(2,613)	(1,897)
MORTGAGE LOANS, NET	$3,937,391	$3,333,784
__________
1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The par value of mortgage loans held for portfolio outstanding as of September 30, 2010 and December 31, 2009 was comprised of government-insured or guaranteed (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and the Department of Housing and Urban Development) loans totaling $425,745,000 and $322,245,000, respectively, and conventional, size-conforming mortgage loans totaling $3,481,708,000 and $3,007,220,000, respectively.

The FHLBank bases its allowance on management’s estimate of probable credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of past and current performance of the FHLBank’s portfolio. The allowance for credit losses on mortgage loans for the three- and nine-month periods ended September 30, 2010 and 2009 was as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance, beginning of period	$2,536	$882	$1,897	$884
Provision for credit losses on mortgage loans	205	872	1,161	986
Charge-offs	(128)	(68)	(445)	(184)
Balance, end of period	$2,613	$1,686	$2,613	$1,686

Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. The FHLBank considers the mortgage loans to be collateral dependent, and thus measures impairment based on the fair value of the collateral. As of September 30, 2010 and December 31, 2009, the FHLBank had no recorded investments in impaired mortgage loans.

The credit enhancement is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The FHLBank pays the participating member a credit enhancement fee for managing this portion of the credit risk in the pool of loans. These fees are paid monthly based upon the remaining unpaid principal balance for the pool of loans. Credit enhancement fees paid by the FHLBank to participating members for assuming the credit enhancement obligation are netted against interest income when paid. During the three-month periods ended September 30, 2010 and 2009, credit enhancement fees paid by the FHLBank to participating members totaled $743,000 and $668,000, respectively. Credit enhancement fees paid by the FHLBank to participating members totaled $ 1,979,000 and $1,845,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.

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

Consistent with Finance Agency regulation, the FHLBank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve risk management objectives and to act as an intermediary between its members and counterparties. Derivatives are used when they represent the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).

Common ways in which the FHLBank uses derivatives are to:
▪	Reduce funding costs by combining an interest rate swap with a consolidated obligation, as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;
▪	Reduce the interest rate sensitivity and re-pricing gaps of assets and liabilities;
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

Types of Derivatives: The FHLBank’s Risk Management Policy (RMP) establishes guidelines for its use of derivatives. The FHLBank commonly enters into interest rate swaps (including callable and putable swaps), swaptions and interest rate cap and floor agreements to manage its exposure to changes in interest rates.

Types of Hedged Items: At the inception of every hedge transaction, the FHLBank documents all hedging relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and/or liabilities on the Statements of Condition; (2) firm commitments; or (3) forecasted transactions. The FHLBank formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its hedging relationships. The types of hedged items are:
▪	Consolidated obligations;
▪	Advances;
▪	Mortgage loans;
▪	Firm commitment strategies;
▪	Investments; and
▪	Anticipated debt issuance.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements and therefore, there is no adjustment to the derivatives for nonperformance risk as of September 30, 2010.

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

As of September 30, 2010 and December 31, 2009, the FHLBank’s maximum credit risk, as defined above, was approximately $95,408,000 and $81,162,000, respectively. These totals include $27,873,000 and $18,825,000, respectively, of net accrued interest receivable. In determining its maximum credit risk, the FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held cash with a fair value of $68,327,000 and $65,221,000 as collateral as of September 30, 2010 and December 31, 2009, respectively. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk reflected above applicable to a single counterparty was $32,206,000 and $38,604,000 as of September 30, 2010 and December 31, 2009, respectively. The counterparty was different each period. Counterparty credit exposure by rating (lower of Moody’s Investors Service or Standard & Poor’s) as of September 30, 2010, is indicated in the following table (in thousands):

	AAA	AA	A	Member1	Total
Total net exposure at fair value	$1,657	$32,869	$56,809	$4,073	$95,408
Cash collateral held	0	17,504	50,045	0	67,549
Net positive exposure after cash collateral	1,657	15,365	6,764	4,073	27,859
Other collateral	0	0	0	4,073	4,073
Net exposure after collateral	$1,657	$15,365	$6,764	$0	$23,786

Notional amount	$36,000	$9,951,848	$20,499,213	$390,095	$30,877,156
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

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of September 30, 2010 and December 31, 2009 was $469,872,000 and $331,756,000, respectively, for which the FHLBank had posted collateral with a fair value of $201,480,000 and $93,064,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $154,469,000 and $140,703,000 of collateral to its derivative counterparties as of September 30, 2010 and December 31, 2009, respectively. The FHLBank’s credit rating has not changed in the previous twelve months.

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

As of September 30, 2010 and December 31, 2009, the notional principal of derivative agreements in which the FHLBank is an intermediary was $276,000,000 and $306,000,000, respectively.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2010 (in thousands):

	September 30, 2010
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$10,356,899	$411,825	$8,642,809	$(667,317)	$5,492,678	$30,307	$13,507,030	$(285,799)
Interest rate caps/floors	0	0	189,000	(3,117)	47,000	(820)	142,000	(2,297)
Total fair value hedges	10,356,899	411,825	8,831,809	(670,434)	5,539,678	29,487	13,649,030	(288,096)

Economic hedges:
Interest rate swaps	2,031,000	9,873	1,700,820	(215,114)	1,191,000	993	2,540,820	(206,234)
Interest rate caps/floors	7,163,533	88,902	541,000	(438)	3,118,500	32,237	4,586,033	56,227
Mortgage delivery commitments	142,093	484	110,002	(202)	142,093	484	110,002	(202)
Total economic hedges	9,336,626	99,259	2,351,822	(215,754)	4,451,593	33,714	7,236,855	(150,209)

TOTAL	$19,693,525	$511,084	$11,183,631	$(886,188)	$9,991,271	$63,201	$20,885,885	$(438,305)

Total derivative fair value						$63,201		$(438,305)
Fair value of cash collateral delivered to counterparties						0		201,480
Fair value of cash collateral received from counterparties1						(35,342)		(32,985)
NET DERIVATIVE FAIR VALUE						$27,859		$(269,810)
__________
1
The FHLBank held cash with a fair value of $68,327,000 as collateral as of September 30, 2010. Derivative fair values are netted by counterparty where such legal right exists and offset against fair value recognized for the obligation to return cash collateral held or the right to reclaim cash collateral pledged to the particular counterparty. If these netted amounts are positive, they are classified as a derivative asset and, if negative, a derivative liability. Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and when the collateral is actually received. Likewise, there is a lag time for excess collateral to be returned. Excess collateral held by the FHLBank as of September 30, 2010 resulted in positive exposure (fair value plus net accrued interest) with one counterparty being recorded as a derivative liability.

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

For the three- and nine-month periods ended September 30, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(1,950)	$232	$(4,062)	$6,037
Interest rate caps/floors	(19)	0	(64)	0
Total net gain (loss) related to fair value hedge ineffectiveness	(1,969)	232	(4,126)	6,037

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(22,538)	(23,684)	(76,016)	77,077
Interest rate caps/floors	(23,894)	967	(119,141)	48,663
Net interest settlements	(7,431)	(15,687)	(41,358)	(46,264)
Mortgage delivery commitments	3,242	1,250	8,531	(221)
Intermediary transactions:
Interest rate swaps	(10)	(15)	(33)	(34)
Interest rate caps/floors	0	5	3	23
Total net gain (loss) related to derivatives not designated as hedging instruments	(50,631)	(37,164)	(228,014)	79,244

Net gains (losses) on derivatives and hedging activities	$(52,600)	$(36,932)	$(232,140)	$85,281

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended September 30, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	September 30, 2010				September 30, 2009
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) On Derivatives	Gain (Loss) On Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(114,719)	$113,604	$(1,115)	$(66,537)	$(76,296)	$73,290	$(3,006)	$(78,345)
Consolidated obligation bonds	30,850	(31,638)	(788)	63,653	32,952	(29,839)	3,113	71,485
Consolidated obligation discount notes	1,849	(1,915)	(66)	701	(1,226)	1,351	125	2,213
TOTAL	$(82,020)	$80,051	$(1,969)	$(2,183)	$(44,570)	$44,802	$232	$(4,647)
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine-month periods ended September 30, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Nine-month Period Ended
	September 30, 2010				September 30, 2009
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) On Derivatives	Gain (Loss) On Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(281,822)	$278,964	$(2,858)	$(225,468)	$245,797	$(251,741)	$(5,944)	$(212,778)
Consolidated obligation bonds	159,997	(161,514)	(1,517)	235,521	(124,583)	135,937	11,354	221,095
Consolidated obligation discount notes	1,614	(1,365)	249	964	2,303	(1,676)	627	6,381
TOTAL	$(120,211)	$116,085	$(4,126)	$11,017	$123,517	$(117,480)	$6,037	$14,698
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three- and nine-month periods ended September 30, 2010 and 2009 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2010, no amounts relating to hedging activities remain in AOCI.

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

Redemption Terms: Following is a summary of the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,121,400	1.86%	$10,874,777	1.34%
Due after one year through two years	3,848,720	1.32	3,650,320	2.38
Due after two years through three years	2,568,000	2.83	2,494,300	2.76
Due after three years through four years	1,937,500	3.35	2,465,000	3.32
Due after four years through five years	918,500	2.39	1,875,000	3.26
Thereafter	6,532,000	3.83	6,002,400	4.50
Total par value	22,926,120	2.59%	27,361,797	2.61%
Premium	56,930		19,403
Discount	(10,686)		(13,332)
Hedging adjustments1	319,339		156,931
TOTAL	$23,291,703		$27,524,799
__________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2010 and December 31, 2009 includes callable bonds totaling $7,768,000,000 and $8,630,400,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), mortgage-backed securities (Notes 3 and 4) and MPF mortgage loans (Note 6). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2010 and December 31, 2009 (in thousands):

Year of Maturity of Next Call Date	September 30, 2010	December 31, 2009
Due in one year or less	$12,862,400	$17,648,177
Due after one year through two years	4,735,720	3,625,320
Due after two years through three years	2,653,000	2,306,300
Due after three years through four years	1,172,500	1,850,000
Due after four years through five years	216,500	550,000
Thereafter	1,286,000	1,382,000
TOTAL PAR VALUE	$22,926,120	$27,361,797

Interest Rate Payment Terms: The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Fixed rate	$16,259,620	$16,377,525
Variable rate	3,983,500	6,567,500
Step ups	2,613,000	3,622,000
Range bonds	70,000	693,400
Step downs	0	100,000
Zero coupon	0	1,372
TOTAL PAR VALUE	$22,926,120	$27,361,797

Discount Notes: The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
September 30, 2010	$10,538,259	$10,540,897	0.19%

December 31, 2009	$11,586,835	$11,588,284	0.08%

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

The following table details the change in the AHP liability for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Appropriated and reserved AHP funds as of the beginning of the period	$40,337	$41,413	$44,117	$27,707
AHP set aside based on current year income	256	2,730	256	21,226
Direct grants disbursed	(2,341)	(2,513)	(6,236)	(7,471)
Recaptured funds1	80	94	195	262
Appropriated and reserved AHP funds as of the end of the period	$38,332	$41,724	$38,332	$41,724
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

The following table details the change in the REFCORP liability for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
REFCORP (receivable) obligation as of the beginning of the period	$0	$25,508	$11,556	$(16,015)
REFCORP assessments	515	6,126	515	47,649
REFCORP payments	0	(25,508)	(11,556)	(25,508)
REFCORP (receivable) obligation as of the end of the period	$515	$6,126	$515	$6,126

NOTE 11 – CAPITAL

The FHLBank is subject to three capital requirements (i.e., risk-based capital, total capital-to-asset ratio and leverage capital ratio) under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$355,981	$1,229,323	$646,501	$1,668,140
Total capital-to-asset ratio	4.0%	4.8%	4.0%	4.6%
Total capital	$1,520,052	$1,823,745	$1,705,264	$1,980,208
Leverage capital ratio	5.0%	6.4%	5.0%	6.6%
Leverage capital	$1,900,065	$2,438,406	$2,131,581	$2,814,278

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

Mandatorily Redeemable Capital Stock: The FHLBank’s activity for mandatorily redeemable capital stock was as follows for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands).

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$28,227	$25,775	$22,437	$34,806
Capital stock subject to mandatory redemption reclassified from equity during the period	120,417	215,997	215,546	831,845
Redemption or repurchase of mandatorily redeemable capital stock during the period	(123,262)	(218,810)	(212,720)	(844,053)
Stock dividend classified as mandatorily redeemable capital stock during the period	124	65	243	429
Balance at end of period	$25,506	$23,027	$25,506	$23,027

NOTE 12 – EMPLOYEE RETIREMENT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and nine-month periods ended September 30, 2010 and 2009, were (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Service cost	$102	$61	$234	$181
Interest cost	126	90	322	287
Amortization of prior service cost	(2)	(2)	(5)	(7)
Amortization of net loss	114	21	205	120
NET PERIODIC POSTRETIREMENT BENEFIT COST	$340	$170	$756	$581

NOTE 13 – FAIR VALUES

The FHLBank determines fair values using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of September 30, 2010 and December 31, 2009. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of September 30, 2010 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$745	$0	$745

Interest-bearing deposits	78	0	78

Federal funds sold	1,869,000	0	1,869,000

Trading securities	4,009,897	0	4,009,897

Held-to-maturity securities	7,492,000	(32,953)	7,459,047

Advances	20,506,458	167,765	20,674,223

Mortgage loans held for portfolio, net of allowance	3,937,391	175,757	4,113,148

Accrued interest receivable	81,203	0	81,203

Derivative assets	27,859	0	27,859

Liabilities:
Deposits	1,776,269	0	1,776,269

Consolidated obligation discount notes	10,538,259	2,194	10,536,065

Consolidated obligation bonds	23,291,703	(369,897)	23,661,600

Overnight loans from other FHLBanks	120,000	0	120,000

Mandatorily redeemable capital stock	25,506	0	25,506

Accrued interest payable	131,876	0	131,876

Derivative liabilities	269,810	0	269,810

Other Asset (Liability):
Standby letters of credit	(1,335)	0	(1,335)

Standby bond purchase agreements	226	3,195	3,421

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

Investment securities – non-MBS: The fair values of non-MBS short-term investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models. The significant input associated with all classes of non-MBS short-term investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS short-term investment security class as of September 30, 2010:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	-0.7 to -2.3 basis points
Commercial paper	LIBOR swap	-2.7 to -7.3 basis points

For non-MBS long-term securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its non-MBS long-term securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used. If three prices are received, the middle price is used. If two prices are received, the average of the two prices is used. If one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2010, vendor prices were received for substantially all of the FHLBank’s non-MBS long-term holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value.

Investment securities – MBS: For MBS securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark tranche yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its MBS using the same formula described above for non-MBS long-term securities. As of September 30, 2010, vendor prices were received for substantially all of the FHLBank’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for certain private-label MBS, the non-recurring fair value measurements for OTTI securities as of September 30, 2010 fell within Level 3 of the fair value hierarchy.

Advances: The fair values of advances are determined by calculating the present values of the expected future cash flows from the advances. The calculated present values are reduced by the accrued interest receivable. The discount rate used in the variable rate advance calculations was current LIBOR. When setting interest rates on the FHLBank’s advances, volume discounts are applied according to the appropriate level or tier for the advance par value. The appropriate replacement rate based on the tier is reflected in the determination of the fair values of applicable advance products.

Advance Type	Method of Valuation
Fixed rate non-callable and fixed rate callable advances	Valued using discounted cash flows incorporating estimates of future interest rate volatility, if applicable, and discounted using weighted average advance replacement rates.
Fixed rate convertible and step-up advances	Valued using discounted cash flows incorporating estimates of future interest rate volatility and discounted using LIBOR adjusted for spread to LIBOR using the tier specific replacement spread.
All other advances	Valued using discounted cash flows incorporating estimates of future interest rate volatility, if applicable, and discounted using LIBOR.

Mortgage Loans Held for Portfolio: Fair values are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of September 30, 2010 and December 31, 2009.

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

The discounted cash flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
▪	Interest-rate related derivatives:
●	LIBOR swap curve;
●	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and
●	Prepayment assumptions.
▪	Mortgage delivery commitments:
●	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

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

Overnight Loans From Other FHLBanks: The fair values approximate the recorded book balances.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis for which the fair value classification changed during the nine-months ended September 30, 2010.

Fair Value on a Recurring Basis. The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of September 30, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$809,873	$0	$809,873	$0	$0
Certificates of deposit	1,170,046	0	1,170,046	0	0
FHLBank1 obligations	125,717	0	125,717	0	0
Fannie Mae2 obligations	409,133	0	409,133	0	0
Freddie Mac2 obligations	1,015,128	0	1,015,128	0	0
Subtotal	3,529,897	0	3,529,897	0	0
Mortgage-backed securities:
Fannie Mae residential2	282,072	0	282,072	0	0
Freddie Mac residential2	196,344	0	196,344	0	0
Ginnie Mae residential3	1,584	0	1,584	0	0
Mortgage-backed securities	480,000	0	480,000	0	0
Trading securities	4,009,897	0	4,009,897	0	0

Derivative fair value:
Interest-rate related	94,924	0	67,051	0	27,873
Mortgage delivery commitments	484	0	484	0	0
Subtotal	95,408	0	67,535	0	27,873
Net cash collateral (received) delivered	(67,549)	0	0	0	(67,549)
Derivative assets	27,859	0	67,535	0	(39,676)

TOTAL ASSETS MEASURED AT FAIR VALUE	$4,037,756	$0	$4,077,432	$0	$(39,676)

Derivative fair value:
Interest-rate related	$470,310	$0	$463,933	$0	$6,377
Mortgage delivery commitments	202	0	202	0	0
Subtotal	470,512	0	464,135	0	6,377
Net cash collateral received (delivered)	(200,702)	0	0	0	(200,702)
Derivative liabilities	269,810	0	464,135	0	(194,325)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$269,810	$0	$464,135	$0	$(194,325)
__________
1	See Note 16 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,589,560	$0	$2,589,560	$0	$0
Certificates of deposit	3,109,967	0	3,109,967	0	0
Bank notes	89,996	0	89,996	0	0
FHLBank1 obligations	280,761	0	280,761	0	0
Fannie Mae2 obligations	390,559	0	390,559	0	0
Freddie Mac2 obligations	979,243	0	979,243	0	0
Subtotal	7,440,086	0	7,440,086	0	0
Residential mortgage-backed securities:
Fannie Mae2	337,902	0	337,902	0	0
Freddie Mac2	232,984	0	232,984	0	0
Ginnie Mae3	1,704	0	1,704	0	0
Residential mortgage-backed securities	572,590	0	572,590	0	0
Trading securities	8,012,676	0	8,012,676	0	0

Derivative fair value	81,162	0	62,337	0	18,825
Net cash collateral (received) delivered	(65,216)	0	0	0	(65,216)
Derivative assets	15,946	0	62,337	0	(46,391)

TOTAL ASSETS MEASURED AT FAIR VALUE	$8,028,622	$0	$8,075,013	$0	$(46,391)

Derivative fair value	$333,689	$0	$326,264	$0	$7,425
Net cash collateral received (delivered)	(93,059)	0	0	0	(93,059)
Derivative liabilities	240,630	0	326,264	0	(85,634)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$240,630	$0	$326,264	$0	$(85,634)
__________
1	See Note 16 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

Fair Value on a Nonrecurring Basis. The FHLBank measures certain held-to-maturity securities and mortgage loans (including real estate owned) at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents assets by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the nine-month period ended September 30, 2010 (in thousands):

	Fair Value Measurements for the Nine-month Period Ended September 30, 2010
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1,2:
Private-label residential MBS3	$47,951	$0	$0	$47,951

Real estate owned4	1,235	0	1,235	0

TOTAL	$49,186	$0	$1,235	$47,951
__________
1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	A security will be included in the fair value total each time it is written down, which could be multiple times throughout the time period presented.
3
As of March 31, 2010, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $43,783,000 were written down to a fair value of $27,695,000. As of June 30, 2010, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $21,650,000 were written down to a fair value of $20,256,000. As of September 30, 2010, no private-label MBS classified as held-to-maturity securities were written down to fair value. These write-downs resulted in OTTI charges of $0 and $17,482,000 for the three- and nine-month periods ended September 30, 2010, respectively.

4
During the nine-month period ended September 30, 2010, mortgage loans with a book value of $1,562,000 were transferred to real estate owned at a fair value of $1,235,000 less estimated cost to sell of $118,000, resulting in a $445,000 charge-off to the allowance for credit losses on mortgage loans.

The following table presents assets by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded as of December 31, 2009 (in thousands):

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Real estate owned	$368	$0	$368	$0

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and several liability. As provided by the Bank Act or Finance Agency regulation and as described in Note 8, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $772,539,483,000 and $891,666,741,000 as of September 30, 2010 and December 31, 2009, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of September 30, 2010, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Commitments to Extend Credit. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2010, outstanding standby letters of credit totaled $2,435,118,000 and had original terms of eight days to ten years with a final expiration in 2020. As of December 31, 2009, outstanding standby letters of credit totaled $3,093,204,000 and had original terms of six days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,335,000 and $1,213,000 as of September 30, 2010 and December 31, 2009, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program totaled $262,206,000 and $35,364,000 as of September 30, 2010 and December 31, 2009, respectively. Commitments are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statement of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $282,000 and $(312,000) as of September 30, 2010 and December 31, 2009, respectively.

Standby Bond-Purchase Agreements. The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. Total commitments for bond purchases with two state housing authorities were $1,566,652,000 and $1,617,134,000 as of September 30, 2010 and December 31, 2009, respectively. The FHLBank was not required to purchase any bonds under these agreements during the three- or nine-month periods ended September 30, 2010 and 2009.

Unsettled Consolidated Obligations. The FHLBank committed to issue $508,000,000 par value of consolidated bonds of which $340,000,000 were hedged with associated interest rate swaps, and $1,202,000,000 par value of consolidated discount notes that had traded but not settled as of September 30, 2010.

Collateral Delivered to Derivative Counterparties. The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of September 30, 2010 and December 31, 2009, the FHLBank had delivered cash with a book value of $201,450,000 and $93,050,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

Legal Proceedings. In 2009 and 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008. In August 2010, the FHLBank received a Derivatives Alternative Dispute Resolution Notice from the Lehman bankruptcy estate stating disagreement with how the settlement was calculated in connection with the early termination of the swap transactions and the amounts the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. The FHLBank believes that it correctly calculated and fully satisfied its obligation to Lehman, and the FHLBank intends to dispute any claim for additional amounts. The FHLBank does not believe that the resolution of this dispute will have a material impact on its financial condition or results of operations.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of September 30, 2010 and December 31, 2009 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock at either date (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

September 30, 2010
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.2%	$158,529	17.6%	$159,529	10.7%

December 31, 2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$177,943	13.6%	$178,943	11.0%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2010 and December 31, 2009 are summarized in the following table (in thousands).

	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent Of Total	Outstanding Deposits1	Percent of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$3,160,000	15.9%	$3,500,000	16.0%	$1,549	0.1%	$798	0.1%
__________
1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF program during the three- or nine-month periods ended September 30, 2010 and 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of September 30, 2010 and December 31, 2009 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	September 30, 2010		December 31, 2009
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$67,476	0.3%	$90,841	0.4%

Deposits	$11,623	0.7%	$7,573	0.7%

Class A Common Stock	$6,653	1.1%	$3,071	1.0%
Class B Common Stock	3,659	0.4	8,300	0.6
Total Capital Stock	$10,312	0.7%	$11,371	0.7%

The following table presents mortgage loans funded or acquired during the three- and nine-month periods ended September 30, 2010 and 2009 for members that had an officer or director serving on the FHLBank’s board of directors as of September 30, 2010 or 2009 (in thousands).

Three-month Period Ended				Nine-month Period Ended
September 30, 2010		September 30, 2009		September 30, 2010		September 30, 2009
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$22,602	3.9%	$6,102	2.9%	$34,612	3.3%	$24,975	2.6%

NOTE 16 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended		Nine-month Period Ended
Business Activity	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Average overnight interbank loan balances to other FHLBanks1	$0	$402	$549	$1,956
Average overnight interbank loan balances from other FHLBanks1	7,609	217	5,110	73
Average deposit balance with FHLBank of Chicago for shared expense transactions2	57	76	47	61
Average deposit balance with FHLBank of Chicago for MPF transactions2	30	25	27	27
Transaction charges paid to FHLBank of Chicago for transaction service fees3	453	380	1,248	1,078
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	0	0
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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $1,395,000 and $3,702,000 for the three-month periods ended September 30, 2010 and 2009, respectively. For the nine-month periods ended September 30, 2010 and 2009, interest income earned on these securities totaled $7,548,000 and $11,575,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2009. Our MD&A includes the following sections:
▪	Executive Level Overview – a general description of our business and financial highlights;
▪	Financial Market Trends – a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;
▪	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical estimates and assumptions;
▪	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
▪	Financial Condition – an analysis of our financial position;
▪	Liquidity and Capital Resources – an analysis of our cash flows and capital position;
▪	Risk Management – a discussion of our risk management strategies;
▪	Recently Issued Accounting Standards; and
▪	Recent Developments.

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings or when members sell additional mortgage loans to us. At our discretion, we may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. Despite the financial market disruptions during 2008 and 2009 that created significant fluctuations in our total assets, liabilities and capital, we have continued to: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs through the offering of advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	09/30/2010	06/30/2010	03/31/2010	12/31/2009	09/30/2009
Statement of Condition (as of period end)
Total assets	$38,001,292	$43,219,994	$42,458,391	$42,631,611	$43,741,619
Investments1	13,370,975	18,392,870	16,652,463	16,347,941	17,625,950
Advances	20,506,458	21,016,485	22,210,991	22,253,629	22,633,110
Mortgage loans held for portfolio, net2	3,937,391	3,567,489	3,363,446	3,333,784	3,237,953
Total liabilities	36,225,772	41,344,129	40,542,705	40,685,701	41,818,342
Deposits	1,776,269	2,018,038	1,779,805	1,068,757	1,154,479
Consolidated obligation bonds, net3	23,291,703	23,216,506	23,469,731	27,524,799	27,301,576
Consolidated obligation discount notes, net3	10,538,259	15,607,220	14,625,721	11,586,835	12,795,584
Total consolidated obligations, net3	33,829,962	38,823,726	38,095,452	39,111,634	40,097,160
Mandatorily redeemable capital stock	25,506	28,227	16,961	22,437	23,027
Total capital	1,775,520	1,875,865	1,915,686	1,945,910	1,923,277
Capital stock	1,471,004	1,585,393	1,626,688	1,602,696	1,616,266
Retained earnings	327,235	314,770	315,138	355,075	319,640
Accumulated other comprehensive income (loss)	(22,719)	(24,298)	(26,140)	(11,861)	(12,629)

Statement of Income (for the quarterly period ended)
Net interest income	57,053	71,336	62,947	62,676	59,750
Provision for credit losses on mortgage loans	205	197	759	268	872
Other income (loss)	(23,492)	(48,679)	(81,319)	12,767	(15,613)
Other expenses	10,994	12,402	10,459	12,454	9,906
Income (loss) before assessments	22,362	10,058	(29,590)	62,721	33,359
Assessments	771	0	0	16,646	8,856
Net income (loss)	21,591	10,058	(29,590)	46,075	24,503

Ratios and Other Financial Data (for the quarterly period ended)
Dividends paid in cash4	81	82	84	108	87
Dividends paid in stock4	9,045	10,344	10,263	10,532	11,005
Class A Stock dividend rate	0.75%	0.75%	0.75%	0.75%	0.75%
Class B Stock dividend rate	3.00%	3.00%	3.00%	3.00%	3.00%
Weighted average dividend rate5	2.78%	2.87%	2.88%	2.88%	2.89%
Dividend payout ratio6	42.27%	103.66%	N/A	23.09%	45.27%
Return on average equity	4.62%	2.10%	(6.16)%	9.36%	4.86%
Return on average assets	0.21%	0.09%	(0.27)%	0.42%	0.21%
Average equity to average assets	4.53%	4.44%	4.39%	4.45%	4.40%
Net interest margin7	0.56%	0.66%	0.58%	0.57%	0.52%
Total capital ratio8	4.67%	4.34%	4.51%	4.56%	4.40%
Regulatory capital ratio9	4.80%	4.46%	4.61%	4.64%	4.48%
Ratio of earnings to fixed charges10	1.23	1.10	0.69	1.60	1.27
__________
1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Allowance for credit losses on mortgage loans was $2,613,000, $2,536,000, $2,553,000, $1,897,000 and $1,686,000 as of September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 8 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $125,000, $59,000, $62,000, $65,000 and $66,000 as of September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively.

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

Net income for the three-month period ended September 30, 2010 was $21.6 million compared to $24.5 million for the three-month period ended September 30, 2009. The decrease was primarily attributable to the following:
▪	$2.7 million decrease in net interest income (decrease income);
▪	$7.9 million increase related to net gain (loss) on trading securities (increase income);
▪	$15.7 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$8.1 million decrease in assessments (increase income).

Net income for the nine-month period ended September 30, 2010 was $2.1 million compared to $190.6 million for the nine-month period ended September 30, 2009. The decrease was primarily attributable to the following:
▪	$5.0 million decrease in net interest income (decrease income);
▪	$3.4 million increase in net other-than-temporary impairment losses on held-to-maturity securities (decrease income);
▪	$71.9 million increase related to net gain (loss) on trading securities (increase income);
▪	$317.4 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$68.1 million decrease in assessments (increase income).

As indicated above, the decrease in net income for both the third quarter of 2010 and the first nine months of 2010 compared to the same periods in 2009 was mainly due to decreased market values of derivatives and hedging activities that were only partially offset by market value changes in trading securities. These items include derivatives (interest rate swaps, caps and floors) and trading securities (Agency debentures and MBS). A majority of the losses on derivatives and hedging activities are related to the interest rate cap portfolio purchased to hedge the short cap position embedded in our variable rate mortgage investment portfolio. The positive impact of market value changes in trading securities can be primarily attributed to the decline in market interest rates over the periods. Tables 10 through 13 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) for the three- and nine-month periods ended September 30, 2010 and 2009. Return on average equity (ROE) decreased for the three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009 (see Table 1) due to the net negative impact of market value changes on derivatives and hedging activities as well as on trading securities.

The significant fluctuations that have occurred in net income (loss) over the past five quarters can also primarily be attributed to market value changes on derivatives and hedging activities which were partially offset by increased market values on trading securities. Because derivative valuations are sensitive to the general level of interest rates, the instruments’ implied price volatilities and the shape of the interest rate curve, the recorded amounts of derivative gains (losses) have varied considerably as: (1) interest rates have fluctuated (note the longer-term Treasury rates in Table 2); (2) the implied price volatility of certain derivative instruments has varied considerably; and (3) interest rate curves have flattened. Similarly, the changes in investment prices caused by changes in interest rates have affected the gains (losses) recorded on trading securities. These fluctuations in other income (loss) have had a significant impact on results of operations and corresponding key ratios.

During the first nine months of 2010, total assets declined by more than 10 percent (see Table 14), and the balance sheet experienced significant compositional changes in assets and relatively minor changes in the composition of liabilities.

Advance balances decreased due to: (1) a reduction in advances by three of our five largest borrowers (see Table 16); (2) the sale of a member to a non-member that subsequently prepaid all outstanding advances in June 2010; and (3) a general de-leveraging trend among financial institutions. See “Financial Condition – Advances” under this Item 2 for additional discussion.

Our investment portfolio decreased due to a small decline in our leverage combined with the repurchase of excess capital stock (see “Liquidity and Capital Resources” under this Item 2). The decrease in investments primarily occurred in our trading securities portfolio, which is comprised mainly of short-term marketable certificates of deposit and commercial paper. The composition of our investment portfolio also changed significantly as we increased our investment in Agency variable rate collateralized mortgage obligations (CMO) under the temporary expansion in mortgage authority granted under Finance Agency Resolution 2008-08. For further discussion, see “Results of Operations” and “Financial Condition – Investments” under this Item 2.

Although the composition of consolidated obligation bonds and discount notes remained relatively stable, total consolidated obligation balances have decreased as a result of the decline in our capital leverage combined with a decline in capital stock. See “Financial Condition – Consolidated Obligations” under this Item 2 for additional discussion.

Dividend rates for the third quarter of 2010 of 0.75 percent per annum for Class A Common Stock and 3.00 percent per annum for Class B Common Stock were unchanged from dividend rates for the third quarter of 2009. We anticipate lowering the Class A Common Stock dividend rate to 0.40 percent per annum for the fourth quarter of 2010 to better align this dividend with 3-month LIBOR, but anticipate paying the same 3.00 percent per annum dividend rate on Class B Common Stock.

The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate (see Table 2) and may not correlate with the amount of net income (loss) during the period because of fluctuations in derivative values and trading securities gains (losses) for the period, which are typically not considered during the determination of dividend rates. However, because the adequacy of retained earnings as reported in accordance with accounting principles generally accepted in the United States of America (GAAP) is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	September 30, 2010 Three-month Average	September 30, 2009 Three-month Average	September 30, 2010 Nine-month Average	September 30, 2009 Nine-month Average
Overnight Federal funds effective/target rate1	0.19%	0.15%	0.17%	0.17%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.15	0.15	0.13	0.17
3-month LIBOR1	0.39	0.41	0.36	0.83
2-year U.S. Treasury note1	0.54	1.01	0.77	0.97
5-year U.S. Treasury note1	1.54	2.45	2.06	2.15
10-year U.S. Treasury note1	2.77	3.50	3.31	3.17
30-year residential mortgage note rate2	4.54	5.17	4.83	5.06

Market Instrument	September 30, 2010 Ending Rate	December 31, 2009 Ending Rate	September 30, 2009 Ending Rate
Overnight Federal funds effective/target rate1	0.00 to 0.25%	0.0 to 0.25%	0.00 to 0.25%
FOMC target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.16	0.06	0.11
3-month LIBOR1	0.29	0.25	0.29
2-year U.S. Treasury note1	0.43	1.16	0.95
5-year U.S. Treasury note1	1.30	2.70	2.31
10-year U.S. Treasury note1	2.53	3.85	3.31
30-year residential mortgage note rate2	4.37	4.92	4.94
__________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the quarterly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its November 3, 2010 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent and formally announced the further expansion of its balance sheet by stating that in addition to maintaining “…its existing policy of reinvesting principal payments from its securities holdings” it “intends to purchase a further $600 billion of longer-term Treasury securities by the end of the second quarter of 2011…” In addition, the FOMC stated that it would “...regularly review the pace of its securities purchases and the overall size of the asset-purchase program in light of incoming information and will adjust the program as needed to best foster maximum employment and price stability.” In making this announcement, the FOMC expressed concern over decelerating economic growth and decreasing “underlying inflation” trends. Market expectations are for the FOMC to maintain the current range for the Federal funds target rate for the remainder of 2010 and well into 2011.

While short-term LIBOR rates fell significantly during 2009, they increased in early 2010 due primarily to concern of the credit quality of several European Union countries and the health of financial institutions within those countries. The 3-month LIBOR rate peaked on June 17, 2010 at 0.54 percent. As European debt concerns ebbed in July 2010, the LIBOR rate began a steady, gradual decline, with the September 30, 2010 rate only slightly higher than it was on December 31, 2009 (see Table 2). Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR.

Short-term U.S. Treasury rates remained at extremely low levels in the third quarter of 2010, while the long-term portion of the U.S. Treasury rate curve (one-year and beyond) declined significantly from the end of 2009. The low short-term rate environment experienced in 2009 and through the third quarter of 2010 is likely due to very low inflationary expectations and persistently strong demand for U.S. Treasury debt. The demand for safer U.S. Treasury investments increased in 2010 partly due to growing credit concerns surrounding the debt of certain European countries and financial institutions but also by the Federal Reserve’s completed and planned purchases of U.S. Treasuries through its quantitative easing initiatives. As a result of relatively stable short-term interest rates and decreasing long-term interest rates, interest rate curves have flattened since September 2009. As the economy improves and the Federal Reserve ends its quantitative easing initiatives, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates.

The Federal Reserve initiated its first round of quantitative easing in November 2008 by announcing its intention to purchase U.S. Treasuries, Agency MBS and the direct obligations of the housing-related GSEs, including the FHLBanks, in order to reduce the cost and increase the availability of credit for the purchase of homes. Under the programs, the Federal Reserve Bank purchased a cumulative total of approximately $300 billion in U.S. Treasury debt, $1.25 trillion in Agency MBS and $172 billion in Agency debentures by the expirations of the programs on March 31, 2010. These purchases by the Federal Reserve helped stabilize the U.S. Treasury, Agency debenture and Agency MBS markets in December of 2008 and throughout 2009 and were a significant factor in the improvements in FHLBank consolidated obligation spreads to U.S. Treasury and relative LIBOR levels. The end of the Federal Reserve Bank’s purchases of GSE direct obligations in March 2010 does not appear to have negatively impacted the demand for or market perception of FHLBank consolidated obligations. As of October 20, 2010, the outstanding balance of the Agency debentures held by the Federal Reserve was $151 billion, of which $54 billion will mature by the end of March 2012. It is possible that the cost to issue FHLBank consolidated obligations might increase as new debt is needed to replace these maturities. It is also possible that a sustained economic recovery will lead the Federal Reserve Bank to begin selling these assets. Sale of these instruments would also likely result in an increase in the cost to issue FHLBank consolidated obligations due to the increased supply of Agency debentures and MBS in the market.

Spreads of fixed rate, non-callable FHLBank debt as of September 30, 2010 relative to similar term U.S. Treasury instruments were mixed (some narrowing and some widening) from spreads as of December 31, 2009 but remained relatively tight to U.S. Treasuries. However, interest rate swap spreads, which are also quoted on a spread to U.S. Treasury, generally narrowed more than FHLBank debt spreads across the maturity spectrum resulting in the deterioration in our achievable swapped funding spread to 3-month LIBOR. The narrowing in interest rate swap spreads was generally a function of a flatter yield curve combined with significant demand for receive fixed/pay float swaps in association with record levels of corporate debt issuance.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds throughout the third quarter 2010. Because of this strong demand, the overall cost to issue short-term consolidated obligations remained relatively low throughout the third quarter of 2010.

While foreign demand for Agency securities (debt and MBS) increased in the second quarter of 2010 to levels that have not been reached since December 2008, it declined significantly in the third quarter of 2010 and into the fourth quarter of 2010. Foreign investor holdings of Agency debentures and MBS, as reported by the Federal Reserve Bank’s H.4.1 report, increased from $769.6 billion on December 30, 2009 to $830.2 billion on June 23, 2010. However, foreign investor holdings of Agency debentures and MBS declined to $752.5 billion on September 29, 2010 and continued to decline to $733.0 billion on October 20, 2010. Additionally, the U.S. Treasury’s International Capital data reports have shown that the improvements in both private and official foreign acquisition of long-term Agency bonds from earlier in 2010 are decelerating or reversing course. To date, this trend has not materially impacted our cost of funds likely because of the significant decrease in the FHLBank System’s balance sheet since December 31, 2009. However, our cost of funds could be negatively affected if this trend continues and the FHLBank System’s balance sheet stabilizes or begins to grow.

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with GAAP requires us to make a number of judgments and assumptions that affect reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to our results. These assumptions and assessments include the following:
▪   Accounting related to derivatives;
▪   Fair-value determinations;
▪   Accounting for OTTI of investments;
▪   Accounting for deferred premiums/discounts associated with MBS; and
▪   Determining the adequacy of the allowance for credit losses.

Changes in any of the estimates and assumptions underlying our critical accounting policies could have a material effect on our financial statements.

The accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2010.

Results of Operations
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The decrease in net interest income from the third quarter of 2009 to the third quarter of 2010 and from the first nine months of 2009 to the first nine months of 2010 can be primarily attributed to a decrease in average interest-earning assets despite an increase in net interest spreads. See Tables 6 through 9 under this Item 2 for further information.

In addition to the relatively minor decrease in net interest income, net income decreased due to the net change in the market value of derivatives and trading securities. See “Net Gain (Loss) on Derivatives and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

As part of evaluating financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP) assessments; (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or core business such as prepayment fees, gain/loss on retirement of debt and gain/loss on securities. The result is referred to as core income, which is a non-GAAP measure of income. Core income and core ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize core income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends. Core income is used to compute a core ROE that is then compared to the average overnight Federal funds effective rate, with the net referred to as core ROE spread. Because we are primarily a “hold-to-maturity” investor, we believe that core income, core ROE and core ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, and ROE based on GAAP income, which can vary significantly because of the volatility in derivatives and hedging activities and other items that may be unpredictable or unusual. Derivative accounting affects the timing of income or expense from derivatives and their related assets and liabilities hedged, but not the economic income or expense from these derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from quarter to quarter, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will still equal its original purchase price. Table 3 presents a reconciliation of GAAP income to core income for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands):

Table 3

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
Net income, as reported under GAAP	$21,591	$24,503	$2,059	$190,596
AHP/REFCORP assessments	771	8,856	771	68,875
Income before AHP/REFCORP assessments	22,362	33,359	2,830	259,471
Hedging-related and other excluded items1	21,983	17,844	145,449	(98,410)
Non-GAAP core income before assessments2	$44,345	$51,203	$148,279	$161,061
__________
1	Includes “Prepayment fees on terminated advances,” “Net gain (loss) on trading securities,” and “Net gain (loss) on derivatives and hedging activities” directly from our Statements of Income.
2
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Table 4 presents core ROE compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 4

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2010	2009	2010	2009
Average GAAP capital for the period	$1,853,205	$2,000,886	$1,906,752	$2,156,957
ROE, based upon GAAP income before assessments	4.79%	6.61%	0.20%	16.08%
Core ROE, based upon core income before assessments1	9.49%	10.15%	10.40%	9.98%
Average overnight Federal funds effective rate	0.19%	0.15%	0.17%	0.17%
Core ROE income as a spread to average Federal funds rate1	9.30%	10.00%	10.23%	9.81%
__________
1
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Earnings Analysis – Table 5 presents changes in the major components of our earnings for the third quarter of 2010 compared to the third quarter of 2009 and the first nine months of 2010 compared to the first nine months of 2009 (in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended September 30, 2010 vs. 2009		Nine-month Periods Ended September 30, 2010 vs. 2009
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(26,144)	(14.4)%	$(185,886)	(27.9)%
Total interest expense	(23,447)	(19.2)	(180,887)	(38.5)
Net interest income	(2,697)	(4.5)	(4,999)	(2.5)
Provision for credit losses on mortgage loans	(667)	(76.5)	175	17.7
Net interest income after mortgage loan loss provision	(2,030)	(3.4)	(5,174)	(2.6)
Net gain (loss) on trading securities	7,916	42.0	71,880	2,390.4
Net gain (loss) on derivatives and hedging activities	(15,668)	(42.4)	(317,421)	(372.2)
Other non-interest income	(127)	(5.1)	(3,203)	(46.0)
Total non-interest income (loss)	(7,879)	(50.5)	(248,744)	(261.1)
Operating expenses	995	11.3	2,389	9.0
Other non-interest expenses	93	8.4	334	7.1
Total other expenses	1,088	11.0	2,723	8.7
AHP assessments	(2,474)	(90.6)	(20,970)	(98.8)
REFCORP assessments	(5,611)	(91.6)	(47,134)	(98.9)
Total assessments	(8,085)	(91.3)	(68,104)	(98.9)
Net income (loss)	$(2,912)	(11.9)%	$(188,537)	(98.9)%

Net Interest Income – As mentioned previously, the decreases in net interest income for the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009 were primarily due to the decreases in average interest-earning assets, which were partially offset by improvements in net interest spread and net interest margin. Some key factors in these improvements were: (1) improvements in the funding cost of consolidated obligation discount notes and consolidated obligation bonds; (2) active management of the debt used to fund long-term assets (calling higher cost callable debt and replacing with lower cost callable debt); and (3) an increase in the proportion of higher earning assets (primarily MBS investments and mortgage loans) to total assets as advance balances, on average, declined.

Average yields on advances decreased for the three and nine months ended September 30, 2010 compared to the same periods of 2009 (see Tables 6 and 8) as a result of the decline in short-term rates combined with the relative short-term nature of our advance portfolio. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (1- or 3-month LIBOR) to synthetically create adjustable rate advances that effectively re-price at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is determined by numerous factors including, but not limited to, the FOMC overnight Federal funds target rate and FOMC policy statements, Treasury bill rates, Agency spreads to Treasury bills, and by the expectations of capital market participants related to the strength of the economy, future inflationary pressures, international financial issues and other factors.

The average yield on investments decreased for the third quarter of 2010 compared to the third quarter of 2009 (see Table 6) and for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (see Table 8) due primarily to declining interest rates as LIBOR, which was somewhat dislocated in the first quarter 2009, returned to a more normalized relationship with other market interest rates. Throughout the last half of 2009, the spread differential between the overnight Federal funds target rate and LIBOR narrowed. We believe the narrowing spread was the result of market participants becoming less concerned about the creditworthiness of their counterparts. This spread increased somewhat in the second quarter of 2010 as a result of the European sovereign debt crisis. However, as concern over the crisis abated in the third quarter, the spread returned to levels similar to those prior to the crisis. The average rate on our investments rises and falls in conjunction with the level of short-term interest rates primarily because of the short-term nature of our investment portfolio and our large position in LIBOR-based variable rate MBS/CMOs.

As discussed under this Item 2 – “Financial Condition – Investments,” we expanded our MBS/CMO portfolio in December 2009 under temporary authority granted by Finance Agency Resolution 2008-08. In the first quarter of 2010, we further expanded our MBS/CMO portfolio by $2.5 billion in Agency variable rate CMOs with embedded caps. Over the last several years, our investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 2 – “Net Gain (Loss) on Derivatives and Hedging Activities.” All Agency MBS/CMOs held in our trading portfolio during the first nine months of 2010 were also variable rate instruments with embedded caps, the majority of which were acquired in 2007.

The annualized average rate paid on all deposits was unchanged from the third quarter of 2009 to the third quarter of 2010 (see Table 6) and decreased from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 (see Table 8). The average rate paid on deposits generally fluctuates in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. However, because of the current extremely low interest rate environment, we established a floor of 5 basis points (bps) on demand deposits and 15 bps on overnight deposits in June 2009.

While the average yield on consolidated obligation discount notes declined only slightly from the third quarter of 2009 to the third quarter of 2010 (see Table 6), the average yield declined significantly from the first nine months of 2009 to the first nine months of 2010 (see Table 8). Some key factors in the significant decline were: (1) a significant reduction in market interest rates between the first nine months of 2009 and the first nine months of 2010; and (2) consistently strong demand for FHLBank discount notes.

The average yield on consolidated obligation bonds declined from the third quarter of 2009 to the third quarter of 2010 (see Table 6) and from the first nine months of 2009 to the first nine months of 2010 (see Table 8). Some important factors in the decline in consolidated obligation bond yields were: (1) generally lower market interest rates, including LIBOR since a significant portion of our consolidated obligation bonds are swapped to LIBOR; and (2) active management of the debt used to fund long-term assets (replacing called or maturing consolidated obligations with lower cost callable or fixed rate debt).

We actively managed our long-term funding costs to a lower level by calling previously issued unswapped, callable debt and replacing it with new lower-cost fixed rate, callable, and to a lesser extent, non-callable, consolidated obligation bonds. Over the past several years, callable debt with short lockouts (primarily three to six months) has been used as a primary funding tool for mortgage assets and a secondary funding tool for amortizing advances, which provided an opportunity to take advantage of lower debt costs in 2009 and throughout the first nine months of 2010. Generally, from the third quarter of 2009 to the third quarter of 2010 and from the first nine months of 2009 to the first nine months of 2010, the average yields of the unswapped, callable debt has fallen more than the average yield on our fixed-rate mortgage assets and amortizing advances. This has been an important factor in improvements in the net interest spread in these asset categories. We continued to maintain a sizable portfolio of unswapped callable bonds in the third quarter of 2010. Unswapped callable bonds increased from $3.6 billion as of December 31, 2009 to $4.0 billion as of September 30, 2010. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets and amortizing advances because they provide a way to offset the prepayment risk.

A significant portion of our consolidated obligation bonds is comprised of long-term callable bonds swapped to LIBOR which is used to fund LIBOR-based and other short-term assets. When assets and liabilities are based upon different indices, we are exposed to basis risk. While we maintained a reduced level of LIBOR basis risk exposure through much of the first half of 2009, we did increase our LIBOR basis risk in the third and fourth quarters of 2009 by increasing LIBOR-based liabilities beyond the level of LIBOR-based assets in order to take advantage of significant market opportunities. This opportunity allowed us to issue debt at rates less than overnight consolidated obligation discount notes and, in some cases, near or below zero percent. We transitioned to a more balanced basis position in 2010 as this opportunity dissipated and other LIBOR debt matured. However, in the first half of 2010 we added a significant amount of 6- to 21-month fixed rate debt to fund LIBOR-based floating rate CMOs assets. The fixed rate funding was used to lock in relatively low fixed rates in anticipation of increasing short-term rates.

Derivative and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that positive basis adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive basis adjustments on advances have exceeded those on consolidated obligations over the last five quarters. Therefore, the average net interest spread has been negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between quarters. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 10 through 13 under this Item 2), which distorts yields especially for trading investments that are swapped.

As explained in more detail in Item 3 – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” our duration of equity (DOE) is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates, all else being equal. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities so that changes in short-term rates will not adversely impact net interest income.

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 6

	For the Three-month Period Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$155,662	$78	0.20%	$104,629	$49	0.18%
Federal funds sold	2,419,548	1,281	0.21	2,769,637	1,214	0.17
Investments6	13,665,441	55,078	1.60	15,351,913	71,170	1.84
Advances1,7	20,739,789	54,580	1.04	23,781,615	68,546	1.14
Mortgage loans held for portfolio1,4,5	3,722,534	44,176	4.71	3,219,503	40,259	4.96
Other interest-earning assets	39,514	644	6.47	46,497	743	6.34
Total earning assets	40,742,488	155,837	1.52	45,273,794	181,981	1.59
Other non-interest-earning assets	187,242			238,983
Total assets	$40,929,730			$45,512,777
Interest-bearing liabilities:
Deposits	$2,309,004	849	0.15	$1,809,163	679	0.15
Consolidated obligations1:
Discount Notes	13,215,133	5,793	0.17	14,722,615	6,871	0.19
Bonds	22,839,856	91,822	1.59	26,293,582	114,377	1.73
Other borrowings	51,786	320	2.45	40,694	304	2.97
Total interest-bearing liabilities	38,415,779	98,784	1.02	42,866,054	122,231	1.13
Capital and other non-interest-bearing funds	2,513,951			2,646,723
Total funding	$40,929,730			$45,512,777

Net interest income and net interest spread2		$57,053	0.50%		$59,750	0.46%

Net interest margin3			0.56%			0.52%
__________
1	Interest income/expense and average rates include the effect of associated derivatives.
2	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
3	Net interest margin is net interest income as a percentage of average interest-earning assets.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $743,000 and $668,000 for the quarters ended September 30, 2010 and 2009, respectively.

5	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
7	Advance income includes prepayment fees on terminated advances.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the third quarters of 2010 and 2009 (in thousands):

Table 7

	Three-month Periods Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$25	$4	$29
Federal funds sold	(165)	232	67
Investments	(7,351)	(8,741)	(16,092)
Advances	(8,314)	(5,652)	(13,966)
Mortgage loans held for portfolio	6,048	(2,131)	3,917
Other assets	(114)	15	(99)
Total earning assets	(9,871)	(16,273)	(26,144)
Interest Expense:
Deposits	184	(14)	170
Consolidated obligations:
Discount notes	(677)	(401)	(1,078)
Bonds	(14,302)	(8,253)	(22,555)
Other borrowings	75	(59)	16
Total interest-bearing liabilities	(14,720)	(8,727)	(23,447)
Change in net interest income	$4,849	$(7,546)	$(2,697)
__________
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

Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2010 and 2009 (in thousands):

Table 8

	For the Nine-month Period Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits8	$107,876	$148	0.18%	$3,751,401	$7,052	0.25%
Federal funds sold	2,491,813	3,453	0.19	1,270,039	3,201	0.34
Investments6	14,755,452	185,094	1.68	14,911,873	244,014	2.19
Advances1,7	21,735,109	161,617	0.99	27,120,165	290,576	1.43
Mortgage loans held for portfolio1,4,5	3,503,258	128,349	4.90	3,175,793	119,406	5.03
Other interest-earning assets	41,544	2,002	6.44	49,523	2,300	6.21
Total earning assets	42,635,052	480,663	1.51	50,278,794	666,549	1.77
Other non-interest-earning assets	198,014			207,501
Total assets	$42,833,066			$50,486,295
Interest-bearing liabilities:
Deposits	$1,945,227	2,121	0.15	$1,742,359	4,267	0.33
Consolidated obligations1:
Discount Notes	14,117,244	15,863	0.15	19,101,257	70,145	0.49
Bonds	24,015,795	270,482	1.51	26,695,945	394,594	1.98
Other borrowings	42,291	861	2.72	60,041	1,208	2.69
Total interest-bearing liabilities	40,120,557	289,327	0.96	47,599,602	470,214	1.32
Capital and other non-interest-bearing funds	2,712,509			2,886,693
Total funding	$42,833,066			$50,486,295

Net interest income and net interest spread2		$191,336	0.55%		$196,335	0.45%

Net interest margin3			0.60%			0.52%
__________
1	Interest income/expense and average rates include the effect of associated derivatives.
2	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
3	Net interest margin is net interest income as a percentage of average interest-earning assets.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to PFIs was $1,979,000 and $1,845,000 for the nine months ended September 30, 2010 and 2009, respectively.

5	Mortgage loans held for portfolio average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
7	Advance income includes prepayment fees on terminated advances.
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

Changes in the volume of interest-earning assets and the level of short-term interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense between the first nine months of 2010 and 2009 (in thousands):

Table 9

	Nine-month Periods Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$(5,399)	$(1,505)	$(6,904)
Federal funds sold	2,135	(1,883)	252
Investments	(2,534)	(56,386)	(58,920)
Advances	(50,750)	(78,209)	(128,959)
Mortgage loans held for portfolio	12,060	(3,117)	8,943
Other assets	(381)	83	(298)
Total earning assets	(44,869)	(141,017)	(185,886)
Interest Expense:
Deposits	449	(2,595)	(2,146)
Consolidated obligations:
Discount notes	(14,832)	(39,450)	(54,282)
Bonds	(36,818)	(87,294)	(124,112)
Other borrowings	(361)	14	(347)
Total interest-bearing liabilities	(51,562)	(129,325)	(180,887)
Change in net interest income	$6,693	$(11,692)	$(4,999)
__________
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

Net Gain (Loss) on Derivatives and Hedging Activities – The volatility in other income (loss) is predominately driven by market value fluctuations on derivative and hedging transactions, which include interest rate swaps, caps and floors. Net gain (loss) from derivative and hedging activities is sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied price volatilities.

The majority of our derivative gains and losses are related to economic hedges, such as interest rate swaps matched to trading securities and interest rate caps and floors. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rise over the period and record losses when the general level of interest rates fall over the period. A majority of the loss on derivatives and hedging activities in the first nine months of 2010 is due to losses on interest rate caps that were economic hedges of caps embedded in our variable rate MBS/CMO investment portfolio. The primary reasons for the decrease in value of our interest rate cap portfolio were decreases in interest rates and implied price volatilities as well as a flattening in interest rate curves in the first nine months of 2010. The absolute levels of interest rates, the shape of the interest rate curve and implied volatility are all critical components in valuing options such as interest rate caps. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also an important component as a steeper curve implies higher future short-term interest rates than does a flatter interest rate curve. Higher future short-term rates implied by a steepening interest rate curve would generally result in higher cap values while lower future short-term rates implied by a flattening interest rate curve would generally result in lower cap values. Generally, the greater the implied price volatility of the interest rate cap, the higher the value and the lower the implied price volatility of the interest rate caps, the lower the value. Therefore, the decline in implied price volatility during the first nine months of 2010 has also reduced the market value of our interest rate cap portfolio.

The loss on the value of our interest rate caps was larger than it otherwise would have been because the cap portfolio grew during the first quarter of 2010 in conjunction with the growth in Agency variable rate CMOs with embedded caps. As of September 30, 2010, we owned $6.5 billion current par amount of variable rate CMO investments with embedded caps and an interest rate cap portfolio with a notional amount of $7.3 billion. The notional amount of the interest rate caps exceeded the investments being hedged primarily because of prepayments on the investments during the first nine months of 2010. Prepayments have been driven by record low mortgage rates but were also significantly impacted by a large volume of buyouts of 120 day or more delinquent loans from Fannie Mae and Freddie Mac guaranteed MBS during the first and second quarters of 2010. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate CMO investment with embedded caps. With $1.5 billion of the purchased cap portfolio having termination dates in two years or less and the value of those caps being almost zero as of September 30, 2010, we determined no adjustment of our purchased cap portfolio was necessary at this time. As of September 30, 2009, we owned $6.2 billion par amount of variable rate CMO investments with embedded caps, which were hedged with a $6.3 billion interest rate cap portfolio. See Tables 44 through 47 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Table 10 categorizes the third quarter 2010 earnings impact by product for hedging activities (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(2,530)	$0	$132	$0	$(309)	$0	$(2,707)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(1,115)	0	0	(66)	(788)	0	(1,969)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(47,158)	3,242	0	726	(10)	(43,200)
Economic hedges – net interest received (paid)	0	(8,004)	0	0	562	11	(7,431)
Subtotal	(1,115)	(55,162)	3,242	(66)	500	1	(52,600)

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	25,489	0	0	0	0	25,489
TOTAL	$(3,645)	$(29,673)	$3,374	$(66)	$191	$1	$(29,818)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2009 (in thousands):

Table 11

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(2,926)	$0	$86	$0	$(423)	$0	$(3,263)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(3,006)	0	0	125	3,113	0	232
Economic hedges – unrealized gain (loss) due to fair value changes	0	(20,162)	1,250	0	(2,555)	(10)	(21,477)
Economic hedges – net interest received (paid)	(2)	(17,724)	0	0	2,026	13	(15,687)
Subtotal	(3,008)	(37,886)	1,250	125	2,584	3	(36,932)

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	17,699	0	0	0	0	17,699
TOTAL	$(5,934)	$(20,187)	$1,336	$125	$2,161	$3	$(22,496)

Table 12 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2010 (in thousands):

Table 12

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(10,208)	$0	$314	$0	$(892)	$0	$(10,786)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(2,858)	0	0	249	(1,517)	0	(4,126)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(193,254)	8,531	0	(1,903)	(30)	(186,656)
Economic hedges – net interest received (paid)	0	(44,570)	0	0	3,178	34	(41,358)
Subtotal	(2,858)	(237,824)	8,531	249	(242)	4	(232,140)

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	65,885	0	0	0	0	65,885
TOTAL	$(13,066)	$(171,939)	$8,845	$249	$(1,134)	$4	$(177,041)

Table 13 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2009 (in thousands):

Table 13

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Amortization/accretion of hedging activities in net margin	$(13,322)	$0	$224	$0	$(1,613)	$0	$(14,711)
Net gain (loss) on derivative and hedging activities:
Fair value hedges	(5,944)	0	0	627	11,354	0	6,037
Economic hedges – unrealized gain (loss) due to fair value changes	0	119,736	(221)	0	6,004	(11)	125,508
Economic hedges – net interest received (paid)	(2)	(47,677)	0	0	1,373	42	(46,264)
Subtotal	(5,946)	72,059	(221)	627	18,731	31	85,281

Net gain (loss) on trading securities hedged on an economic basis with interest rate swaps	0	(23,459)	0	0	0	0	(23,459)
TOTAL	$(19,268)	$48,600	$3	$627	$17,118	$31	$47,111

Net Gain (Loss) on Trading Securities – All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are hedged with economic interest rate swaps are included in Tables 10 through 13. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Securities in this portfolio that are related to economic hedges, for the most part, are longer dated fixed rate Agency debentures and their fair values are more affected by changes in long-term interest rates (e.g., 5- and 10-year rates) than by changes in short-term interest rates. While there has been recent improvement in the fair value of the MBS/CMOs in this portfolio, which are Agency variable rate CMOs with embedded caps that re-price monthly, their fair values over the last two years have been more impacted by liquidity in the mortgage markets rather than the general level of interest rates. In general, however, because of the influence of the fixed rate bonds in our trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded. Conversely as interest rates decline, the value of this portfolio will increase, causing an unrealized gain to be recorded.

Other Non-Interest Income – Included in other non-interest income are net losses on other-than-temporarily impaired  held-to-maturity securities. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for additional information on OTTI.

Financial Condition
Overall – Table 14 presents changes in the major components of our Statements of Condition from December 31, 2009 to September 30, 2010 (in thousands):

Table 14

	Increase (Decrease) in Components
	September 30, 2010 vs. December 31, 2009
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(493,808)	(99.8)%
Investments1	(2,976,966)	(18.2)
Advances	(1,747,171)	(7.9)
Mortgage loans held for portfolio, net	603,607	18.1
Derivative assets	11,913	74.7
Other assets	(27,894)	(15.0)
Total assets	$(4,630,319)	(10.9)%

Liabilities:
Deposits	$707,512	66.2%
Consolidated obligations, net	(5,281,672)	(13.5)
Derivative liabilities	29,180	12.1
Other liabilities	85,051	32.1
Total liabilities	(4,459,929)	(11.0)

Capital:
Capital stock outstanding	(131,692)	(8.2)
Retained earnings	(27,840)	(7.8)
Accumulated other comprehensive income	(10,858)	(91.5)
Total capital	(170,390)	(8.8)
Total liabilities and capital	$(4,630,319)	(10.9)%
__________
1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances – The decrease in advances (see Table 14) can be attributed to fairly widespread repayment of advances due to the result of deleveraging taking place in the financial services industry. Member institutions continue to experience growth in deposit funding that exceeds the demand for loans in their communities. In addition, many members continue to increase on-balance-sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. Currently, there is no evidence to indicate that advances will increase until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. While we cannot predict how much more, if any, our advance balances will decline, we do not expect any additional repayments in 2010 to result in an annualized decrease anywhere near the decline experienced in 2009. In addition, when member advance demand does begin to increase, a few larger members could have a significant impact on the amount of total outstanding advances.

Table 15 summarizes advances outstanding by product as of September 30, 2010 and December 31, 2009 (in thousands).

Table 15

	September 30, 2010		December 31, 2009
	Dollar	Percent	Dollar	Percent
Standard advance products:
Line of credit	$801,079	4.0%	$861,657	4.0%
Short-term fixed rate advances	967,676	4.9	663,951	3.0
Regular fixed rate advances	5,695,411	28.7	6,204,777	28.4
Fixed rate callable advances	4,600	0.0	12,100	0.1
Fixed rate amortizing advances	543,534	2.7	654,896	3.0
Fixed rate callable amortizing advances	6,409	0.0	6,645	0.0
Fixed rate convertible advances	3,870,282	19.5	5,060,772	23.2
Adjustable rate advances	300,000	1.5	170,000	0.7
Adjustable rate callable advances	6,823,460	34.3	7,275,800	33.3
Customized advances:
Advances with embedded caps or floors	99,000	0.5	109,000	0.5
Standard housing and community development advances:
Regular fixed rate advances	337,581	1.7	391,461	1.8
Fixed rate callable advances	11,300	0.1	11,300	0.1
Fixed rate amortizing advances	401,916	2.0	394,789	1.8
Fixed rate callable amortizing advances	588	0.0	594	0.0
Adjustable rate callable advances	12,769	0.1	11,917	0.1
Fixed rate amortizing advances funded through AHP	6	0.0	10	0.0
TOTAL PAR VALUE	$19,875,611	100.0%	$21,829,669	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

The widespread pay downs by members, as mentioned previously, included a decrease of $540.0 million in advances attributable to three of our largest borrowers (see Table 16). A portion of the decrease in advances from year-end can also be attributed to a $528.3 million prepayment resulting from the loss of TierOne Bank as a member during the second quarter of 2010. Decreases in advances were partially offset by advance growth with one member of more than $300.4 million during the nine-month period.

Table 16 presents information on our five largest borrowers as of September 30, 2010 and December 31, 2009 (in thousands):

Table 16

			September 30, 2010		December 31, 2009
Borrower Name	City	State	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	Oklahoma City	OK	$3,160,000	15.9%	$3,500,000	16.0%
Capitol Federal Savings Bank	Topeka	KS	2,376,000	12.0	2,426,000	11.1
Pacific Life Insurance Co.	Omaha	NE	1,500,000	7.5	1,500,000	6.9
Security Life of Denver Ins. Co.	Denver	CO	1,350,000	6.8	1,500,000	6.9
Security Benefit Life Insurance Co.1	Topeka	KS	1,259,330	6.3	1,259,330	5.8
TOTAL			$9,645,330	48.5%	$10,185,330	46.7%
__________
1
On August 2, 2010, Guggenheim Partners, LLC announced the completion of the acquisition of Security Benefit Corporation, the holding company for Security Benefit Life Insurance Co., following regulatory, policyholder and shareholder approval of an agreement that was announced in February 2010. Security Benefit Life Insurance Co. continues to be domiciled in Kansas and remains a member of FHLBank Topeka.

Table 17 presents the interest income associated with our five borrowers with the highest interest income for the three-month periods ended September 30, 2010 and 2009 (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 17

			Three-month Period Ended
			September 30, 2010		September 30, 2009
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$21,963	19.1%	$23,463	16.3%
Pacific Life Insurance Co.	Omaha	NE	6,925	6.0	6,779	4.7
American Fidelity Assurance Co.	Oklahoma City	OK	4,623	4.0	4,787	3.3
Security Benefit Life Insurance Co.	Topeka	KS	2,731	2.4	3,248	2.3
Mid First Bank	Oklahoma City	OK	2,395	2.2
TierOne Bank2	Lincoln	NE			5,761	4.0
TOTAL			$38,637	33.7%	$44,038	30.6%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the Federal Deposit Insurance Corporation (FDIC) and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Table 18 presents the interest income associated with our five borrowers with the highest interest income for the nine-month periods ended September 30, 2010 and 2009 (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable column is left blank.

Table 18

			Nine-month Period Ended
			September 30, 2010		September 30, 2009
Borrower Name	City	State	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	Topeka	KS	$67,464	18.5%	$73,192	15.3%
Pacific Life Insurance Co.	Omaha	NE	20,256	5.6	21,641	4.5
American Fidelity Assurance Co.	Oklahoma City	OK	13,955	3.8	14,578	3.0
TierOne Bank2	Lincoln	NE	9,954	2.7	18,962	3.9
Security Benefit Life Insurance Co.	Topeka	KS	7,654	2.1
Security Life of Denver Ins. Co.	Denver	CO			15,509	3.2
TOTAL			$119,283	32.7%	$143,882	29.9%
__________
1	Total advance income excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

With the decline in total assets outpacing the decline in total advances, advances as a percentage of total assets increased from 52.2 percent as of December 31, 2009 to 54.0 percent as of September 30, 2010. If advances continue to decline, we expect to: (1) repurchase excess capital stock in order to manage our balance sheet; and (2) leverage capital in the range of 21:1 to 23:1 as conditions dictate.

A significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (1- or 3-month LIBOR) to synthetically create adjustable rate advances. As a result, 85.3 percent and 83.1 percent of the total advance portfolio as of September 30, 2010 and December 31, 2009, respectively, effectively re-price at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 6 through 9 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

Potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions, but also includes potential credit risk exposure to three housing associates. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on advances. See Item 1 – “Business – Advances” in the annual report on Form 10-K for additional discussion on collateral securing all advance borrowers.

MPF Program – The MPF Program is an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of the Federal Home Loan Bank of Chicago. Under the MPF Program, participating members can sell fixed rate, size-conforming, single-family mortgage loans to us (closed loans) and/or originate loans on our behalf (table funded loans).

The amount of new loans originated by or acquired from in-district PFIs during the nine-month period ended September 30, 2010 was $1.1 billion. These new originations and acquisitions, net of loan payments received, resulted in a sizable increase in the outstanding balance of the MPF portfolio from December 31, 2009 to September 30, 2010 (see Table 1). With total assets declining this quarter, mortgage loans as a percentage of total assets increased from 7.8 percent as of December 31, 2009 to 10.4 percent as of September 30, 2010. Primary factors that may influence future growth in mortgage loans held in portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans.

The number of active PFIs increased from 169 as of December 31, 2009 to 187 PFIs as of September 30, 2010. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2010 and beyond as we strive to increase the number of active PFIs. Table 19 presents our top five PFIs, the outstanding balances as of September 30, 2010 and December 31, 2009 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. The outstanding balances for Great Western Bank, Bank of America and Bank of the West (non-members that do not have the ability to actively sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios. Most of our MPF portfolio growth came from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac. However, some larger PFIs have begun to sell mortgages under the MPF Program because of the pricing improvement that began toward the end of the first quarter of 2010 as the U.S. Government discontinued direct purchases of Fannie Mae and Freddie Mac MBS.

Table 19

	MPF Loan Balance as of September 30, 2010	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2009	Percent of Total MPF Loans
Great Western Bank1	$498,176	12.7%	$504,390	15.2%
Bank of America, NA2	327,129	8.4	383,307	11.5
Bank of the West3	258,959	6.6	302,869	9.1
Security Saving Bank, FSB4	140,317	3.6	138,838	4.2
Farmers Bank & Trust, NA	123,542	3.2
Girard National Bank			87,249	2.6
TOTAL	$1,348,123	34.5%	$1,416,653	42.6%
__________
1
Formerly TierOne Bank. On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and was subsequently acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines.

2	Formerly La Salle National Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the Federal Home Loan Bank of Chicago.
3
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

4
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and was subsequently acquired through a Purchase and Assumption Agreement by Simmons First National Bank, a member of the Federal Home Loan Bank of Dallas. However, the mortgage loans were not included in that Purchase and Assumption Agreement. As a result, the CE obligations are currently the obligation of the FDIC.

Asset Quality: Conventional real estate mortgage loans are classified as “non-performing” when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., Federal Housing Administration, Department of Veterans’ Affairs, Rural Housing Service of the Department of Agriculture and Department of Housing and Urban Development loans) that are contractually past due 90 days or more. The weighted average FICO®2 score and loan-to-value ratio3 (LTV) recorded at origination for conventional mortgage loans held in portfolio as of September 30, 2010 was 751 FICO and 72.4 percent LTV.

Table 20 presents the unpaid principal for conventional and government-insured mortgage loans as of September 30, 2010 and December 31, 2009 (in thousands):

Table 20

	September 30, 2010	December 31, 2009
Conventional mortgage loans	$3,481,708	$3,007,220
Government-insured mortgage loans	425,745	322,245
Total outstanding mortgage loans	$3,907,453	$3,329,465

2  FICO® is a widely used industry model developed by Fair Isaac Corporation to assess credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. A credit score of 620 is frequently cited as a cutoff point, with credit scores below that typically considered "subprime."
3  LTV is a primary variable in credit performance. Generally speaking, higher loan-to-value means greater risk generating a default and also mean higher loss severity.

Table 21 presents the unpaid principal for performing mortgage loans, non-performing mortgage loans and mortgage loans 90 or more days past due and accruing as of September 30, 2010 and December 31, 2009 (in thousands):

Table 21

	September 30, 2010	December 31, 2009
Performing mortgage loans	$3,872,763	$3,301,935
Non-performing mortgage loans	26,524	22,730
Mortgage loans 90 days or more past due and accruing	8,166	4,800
Total outstanding mortgage loans	$3,907,453	$3,329,465

Table 22 presents the interest income shortfall on the non-performing loans during the nine-month periods ended September 30, 2010 and 2009 (in thousands):

Table 22

	Nine-month Period Ended
	September 30, 2010	September 30, 2009
Interest contractually due during the year on non-performing mortgage loans	$1,249	$873
Interest income received during the year on non-performing mortgage loans	932	664
SHORTFALL	$317	$209

The serious delinquency rate of the MPF portfolio is unchanged from December 31, 2009 to September 30, 2010 (see Table 23). According to the September 30, 2010 Mortgage Bankers Association National Delinquency survey, 4.4 percent of all conventional mortgage loans are 90 days or more past due. This is more than six times the level of seriously delinquent loans in our mortgage loan portfolio. Table 23 presents delinquency information for the unpaid principal of conventional loans as of September 30, 2010 and December 31, 2009 (in thousands):

Table 23

	September 30, 2010	December 31, 2009
30 to 59 days delinquent and not in foreclosure	$29,882	$27,498
60 to 89 days delinquent and not in foreclosure	7,927	9,154
90 days or more delinquent and not in foreclosure	10,167	12,895
In process of foreclosure1	13,080	7,686
Total conventional mortgage loans delinquent or in process of foreclosure	$61,056	$57,233

Real estate owned	$3,794	$2,656

Serious delinquency rate2	0.7%	0.7%
__________
1	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. Only fixed rate prime conventional mortgage loans are held in the MPF portfolio.

MPF Allowance for Credit Losses on Mortgage Loans: We base the allowance for credit losses on our estimate of probable credit losses inherent in our mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience. We believe that policies and procedures are in place to effectively manage the credit risk on MPF mortgage loans. See Note 6 of the Notes to the Financial Statements included under Item 1 for a summary of the allowance for credit losses on mortgage loans.

The provision for mortgage loan losses has increased with an increase in the number of delinquencies. However, the ratio of net charge-offs/recoveries to average loans outstanding was less than two bps for the three- and nine-month periods ended September 30, 2010 and 2009.

Investments – Investments are generally used for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not reduced in proportion to the decline in advances.

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $4.1 billion and $6.7 billion as of September 30, 2010 and December 31, 2009, respectively. This decrease in short-term investments is primarily attributable to a slight decrease in our leverage ratio combined with a decrease in our capital stock position. This decrease in capital stock was related to the repurchase of excess capital stock generally associated with our recent exchange of excess Class B shares for excess Class A shares. We hold short-term investment securities as trading in order to enhance our liquidity position.

Our long-term investment portfolio, consisting of Agency debentures, MBS, and taxable state or local housing finance agency securities, was $9.3 billion and $9.6 billion as of September 30, 2010 and December 31, 2009, respectively. This decrease in the long-term investment portfolio can be primarily attributed to prepayments and maturities over the first nine months of 2010 which more than offset purchases of $2.5 billion par value of variable rate CMOs that occurred during the first quarter of 2010 under Resolution 2008-08 (discussed below). The Agency debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped Agency debentures are classified as trading securities.

On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities” (Resolution). This Resolution waived the restrictions in the Financial Management Policy (FMP) that limit an FHLBank’s investment in mortgage securities to 300 percent of its capital and restrict quarterly increases in holdings of mortgage securities to no more than 50 percent of capital so that an FHLBank can temporarily invest in Agency mortgage securities up to an additional 300 percent of its capital, subject to specified conditions. Since the introduction of the Resolution, we have submitted two requests to the Finance Agency to increase our MBS/CMO holdings. In April 2008, we requested an increase in the portfolio up to 400 percent of capital through the purchase of variable rate Agency MBS/CMOs. In December 2009, we requested an increase in our portfolio up to 500 percent of capital, again through the purchase of variable rate Agency MBS/CMOs. The temporary authority to expand our MBS/CMO portfolio ended on March 31, 2010, and we will not be allowed to make further purchases of MBS/CMOs until our current portfolio declines below 300 percent of capital.

Our Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage our leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of September 30, 2010, we held $480.8 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS have been subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option-adjusted spreads of these instruments during 2007 and 2008, followed by a tightening of the option-adjusted spreads of these instruments during 2009 and into 2010.

We have reduced our participation in the market for taxable state housing finance agency (HFA) securities but have maintained our participation in standby bond purchase agreements (SBPA). State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, we not only receive competitive returns but also provide necessary liquidity to traditionally underserved segments of the housing market. We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. Participation in this market increased in 2009 as the financial crisis took its toll on other liquidity providers of SBPAs supporting bonds issued by the Colorado Housing and Finance Authority (CHFA). Currently, our standby bond purchase commitments expire no later than 2015, though some are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.6 billion as of September 30, 2010 and December 31, 2009. We were not required to purchase any bonds under these agreements during 2009 or 2010. We plan to continue support of the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by policy.

Major Security Types: Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. Certain investments are classified as trading securities and are carried at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. We also classify certain investments that we may sell before maturity as available-for-sale and carry them at fair value. If fixed rate securities are hedged with interest rate swaps, the securities are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired to hedge against duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as available-for-sale securities. The carrying values of our investments as of September 30, 2010 and December 31, 2009 are summarized by security type in Table 24 (in thousands).

Table 24

	September 30, 2010	December 31, 2009
Trading securities:
Commercial paper	$809,873	$2,589,560
Certificates of deposit and bank notes	1,170,046	3,199,963
Government-sponsored enterprises	1,549,978	1,650,563
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,584	1,704
Government-sponsored enterprises residential MBS	478,416	570,886
Total trading securities	4,009,897	8,012,676

Held-to-maturity securities:
State and local housing agency obligations	101,864	115,858
Mortgage-backed securities:
Other U.S. obligation residential MBS	25,233	29,876
Government-sponsored enterprises residential MBS	5,912,915	5,383,640
Private-label residential MBS	1,410,003	1,818,370
Private-label commercial MBS	40,044	40,108
Manufactured housing loans	146	334
Home equity loans	1,795	2,025
Total held-to-maturity securities	7,492,000	7,390,211
Total securities	11,501,897	15,402,887

Interest-bearing deposits	78	54

Federal funds sold	1,869,000	945,000

TOTAL INVESTMENTS	$13,370,975	$16,347,941

The contractual maturities of our investments as of September 30, 2010 are summarized by security type in Table 25 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 25

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$809,873	$0	$0	$0	$809,873
Certificates of deposit and bank notes	1,170,046	0	0	0	1,170,046
Government-sponsored enterprises	259,155	278,485	1,012,338	0	1,549,978
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	0	0	1,584	1,584
Government-sponsored enterprises residential MBS	0	0	0	478,416	478,416
Total trading securities	2,239,074	278,485	1,012,338	480,000	4,009,897
Yield on trading securities	0.93%	5.04%	5.20%	2.17%

Held-to-maturity securities:
State and local housing agency obligations	0	0	0	101,864	101,864
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	343	145	24,745	25,233
Government-sponsored enterprises residential MBS	0	0	70,229	5,842,686	5,912,915
Private-label residential MBS	0	0	185,148	1,224,855	1,410,003
Private-label commercial MBS	0	0	0	40,044	40,044
Manufactured housing loans	0	0	0	146	146
Home equity loans	0	0	0	1,795	1,795
Total held-to-maturity securities	0	343	255,522	7,236,135	7,492,000
Yield on held-to-maturity securities	-%	7.00%	4.30%	3.00%

Total securities	2,239,074	278,828	1,267,860	7,716,135	11,501,897
Yield on total securities	0.93%	5.05%	4.99%	2.95%

Interest-bearing deposits	78	0	0	0	78

Federal funds sold	1,869,000	0	0	0	1,869,000

TOTAL INVESTMENTS	$4,108,152	$278,828	$1,267,860	$7,716,135	$13,370,975

Securities Ratings: Table 26 presents the carrying value of our investments by rating as of September 30, 2010 (in thousands):

Table 26

Investment Ratings September 30, 2010 Carrying Value1
	Long-term Rating								Short-term Rating
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1	A-2/ P-2/ F2	Total
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$78	$0	$78

Federal funds sold2	0	0	0	0	0	0	0	0	1,666,000	203,000	1,869,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	0	0	0	0	0	0	0	0	809,873	0	809,873
Certificates of deposit and bank notes2,.3	0	0	0	0	0	0	0	0	1,170,046	0	1,170,046
Government-sponsored enterprises	1,549,978	0	0	0	0	0	0	0	0	0	1,549,978
State or local housing agency obligations	41,759	36,345	23,760	0	0	0	0	0	0	0	101,864
Total non-mortgage-backed securities	1,591,737	36,345	23,760	0	0	0	0	0	1,979,919	0	3,631,761
Mortgage-backed securities:
Other U.S. obligations residential MBS	26,817	0	0	0	0	0	0	0	0	0	26,817
Government-sponsored enterprises residential MBS	6,391,331	0	0	0	0	0	0	0	0	0	6,391,331
Private label residential MBS	716,678	136,569	108,183	64,202	73,627	241,978	43,199	25,567	0	0	1,410,003
Private label commercial MBS	40,044	0	0	0	0	0	0	0	0	0	40,044
Manufactured housing loans	146	0	0	0	0	0	0	0	0	0	146
Home equity loans	0	0	0	0	586	0	430	779	0	0	1,795
Total mortgage-backed securities	7,175,016	136,569	108,183	64,202	74,213	241,978	43,629	26,346	0	0	7,870,136

TOTAL INVESTMENTS	$8,766,753	$172,914	$131,943	$64,202	$74,213	$241,978	$43,629	$26,346	$3,645,997	$203,000	$13,370,975
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $21.9 million at September 30, 2010.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 95 days.
3	Certificates of deposit and bank notes were classified based upon short-term ratings beginning with the third quarter of 2010.

Table 27 presents the carrying value of our investments by rating as of December 31, 2009 (in thousands):

Table 27

Investment Ratings December 31, 2009 Carrying Value1
	Long-term Rating								Short-term Rating
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1	A-2/ P-2/ F2	Total
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$54	$0	$54

Federal funds sold2	0	0	0	0	0	0	0	0	760,000	185,000	945,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	0	0	0	0	0	0	0	0	2,589,560	0	2,589,560
Certificates of deposit and bank notes2,3	0	2,419,970	779,993	0	0	0	0	0	0	0	3,199,963
Government-sponsored enterprises	1,650,563	0	0	0	0	0	0	0	0	0	1,650,563
State or local housing agency obligations	52,263	63,595	0	0	0	0	0	0	0	0	115,858
Total non mortgage-backed securities	1,702,826	2,483,565	779,993	0	0	0	0	0	2,589,560	0	7,555,944
Mortgage-backed securities:
Other U.S. obligations residential MBS	31,580	0	0	0	0	0	0	0	0	0	31,580
Government-sponsored enterprises residential MBS	5,954,526	0	0	0	0	0	0	0	0	0	5,954,526
Private label residential MBS	979,556	187,583	189,844	169,735	137,657	100,391	53,604	0	0	0	1,818,370
Private label commercial MBS	40,108	0	0	0	0	0	0	0	0	0	40,108
Manufactured housing loans	334	0	0	0	0	0	0	0	0	0	334
Home equity loans	0	0	0	0	0	566	451	1,008	0	0	2,025
Total mortgage-backed securities	7,006,104	187,583	189,844	169,735	137,657	100,957	54,055	1,008	0	0	7,846,943

TOTAL INVESTMENTS	$8,708,930	$2,671,148	$969,837	$169,735	$137,657	$100,957	$54,055	$1,008	$3,349,614	$185,000	$16,347,941
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $37.4 million at December 31, 2009.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 98 days.
3	Certificates of deposit and bank notes were classified based upon long-term ratings as of December 31, 2009.

Table 28 presents the carrying value and fair values of our investments by credit rating as of September 30, 2010 and October 31, 2010 for securities that have been downgraded during that period (in thousands).

Table 28

Investment Ratings		Downgrades – Balances Based on Values as of September 30, 2010
As of September 30, 2010	As of October 31, 2010	Private-label Residential MBS
From	To	Carrying Value	Fair Value
Triple-B	Triple-C	$8,483	$7,724

Table 29 presents the carrying value and fair value by credit rating (as of October 31, 2010) of our investment portfolio for securities on negative watch with the lowest rated NRSRO as of October 31, 2010 (in thousands):

Table 29

On Negative Watch – Balances Based on Values at September 30, 2010
	Private-label Residential MBS		Non-Mortgage-backed Investments
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term ratings:
Triple-A	$241,028	$229,040	$0	$0
Double-A	88,928	82,635	0	0
Single-A	33,629	29,186	0	0
Triple-B	34,575	25,538	0	0
Short-term ratings:
A-1 or higher/P-1/F1	0	0	49,985	49,985
TOTAL	$398,160	$366,399	$49,985	$49,985

Private-label mortgage-backed securities. We have not purchased a private-label MBS since June 2006. All of our acquisitions of private-label MBS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. Only private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition were purchased. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally-Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS.

Table 30 presents a summary of the unpaid principal balance (UPB) of private-label MBS by interest rate type and by type of collateral as of September 30, 2010 and December 31, 2009 (in thousands):

Table 30

	September 30, 2010			December 31, 2009
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$787,839	$226,883	$1,014,722	$1,075,084	$267,239	$1,342,323
Alt-A	255,090	165,849	420,939	298,391	189,550	487,941
Total private-label residential MBS	1,042,929	392,732	1,435,661	1,373,475	456,789	1,830,264

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Manufactured housing loans:
Prime	0	146	146	0	334	334

Home equity loans:
Subprime	0	5,081	5,081	0	5,537	5,537
TOTAL	$1,082,869	$397,959	$1,480,828	$1,413,415	$462,660	$1,876,075
__________
1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the second quarter of 2009, the pace of the decline slowed appreciably and the fair value of many of our prime, early vintage private-label MBS actually improved from year-end 2008. Fair values continued to improve, although only slightly, into the third and fourth quarters of 2009 and into 2010. Declines in fair values have been particularly evident across the market for private-label MBS securitized in 2006 and 2007 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-five percent of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS, earlier vintages have not been immune to the declines in fair value. Tables 31 through 33 present statistical information for our private-label MBS by year of securitization and collateral type as of September 30, 2010 (dollar amounts in thousands):

Table 31

Private-Label Mortgage-Backed Securities, Manufactured Housing Loans and Home Equity Loan Investments By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$576,789	$0	$7,980	$568,809
Double-A	59,172	0	0	59,172
Single-A	51,134	0	37,161	13,973
Triple-B	20,927	0	20,927	0
Below investment grade:
Double-B	64,526	0	58,951	5,575
Single-B	208,037	54,356	153,681	0
Triple-C	25,102	17,691	7,411	0
Double-C	9,035	0	9,035	0
TOTAL	$1,014,722	$72,047	$295,146	$647,529

Amortized cost	$1,012,176	$71,487	$294,251	$646,438
Gross unrealized losses	51,690	5,538	13,686	32,466
Fair value	967,151	65,949	280,744	620,458

OTTI:
Credit-related OTTI charge taken year-to-date	$256	$0	$256	$0
Non-credit-related OTTI charge taken year-to-date	254	0	254	0
TOTAL	$510	$0	$510	$0

Weighted average percentage of fair value to UPB	95.3%	91.5%	95.1%	95.8%
Original weighted average credit support	2.9	3.1	3.0	2.9
Weighted average credit support	6.4	4.1	4.5	7.5
Weighted average collateral delinquency	4.3	6.9	5.0	3.8

Private-label commercial MBS:
UPB by credit rating:
Triple-A	$39,940	$0	$0	$39,940

Amortized cost	$40,044	$0	$0	$40,044
Gross unrealized losses	0	0	0	0
Fair value	42,270	0	0	42,270

Weighted average percentage of fair value to UPB	105.8%	0%	0%	105.8%
Original weighted average credit support	21.5	0	0	21.5
Weighted average credit support	26.1	0	0	26.1
Weighted average collateral delinquency	3.1	0	0	3.1

Manufactured housing loans:
UPB by credit rating:
Triple-A	$146	$0	$0	$146

Amortized cost	$146	$0	$0	$146
Gross unrealized losses	2	0	0	2
Fair value	144	0	0	144

Weighted average percentage of fair value to UPB	98.3%	0%	0%	98.3%
Original weighted average credit support	22.0	0	0	22.0
Weighted average credit support	93.1	0	0	93.1
Weighted average collateral delinquency	2.2	0	0	2.2

Table 32

Private-Label Mortgage-Backed Securities, Manufactured Housing Loans and Home Equity Loan Investments By Year of Securitization - Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$140,984	$0	$140,984
Double-A	77,615	0	77,615
Single-A	57,207	2,485	54,722
Triple-B	43,333	25,848	17,485
Below investment grade:
Double-B	10,583	2,729	7,854
Single-B	35,991	35,991	0
Triple-C	23,168	15,624	7,544
Double-C	32,058	32,058	0
TOTAL	$420,939	$114,735	$306,204

Amortized cost	$417,808	$111,914	$305,894
Gross unrealized losses	53,137	30,105	23,032
Fair value	366,175	81,809	284,366

OTTI:
Credit-related OTTI charge taken year-to-date	$2,190	$2,190	$0
Non-credit-related OTTI charge taken year-to-date	14,782	14,782	0
TOTAL	$16,972	$16,972	$0

Weighted average percentage of fair value to UPB	87.0%	71.3%	92.9%
Original weighted average credit support	4.8	5.3	4.5
Weighted average credit support	10.6	7.6	11.8
Weighted average collateral delinquency	8.7	11.3	7.7

Table 33

Private-Label Mortgage-Backed Securities, Manufactured Housing Loans and Home Equity Loan Investments By Year of Securitization - Subprime
Total1
Home equity loan investments:
UPB by credit rating:
Below investment grade:
Double-B	$1,456
Triple-C	811
Double-C	2,814
TOTAL	$5,081

Amortized cost	$2,591
Gross unrealized losses	432
Fair value	2,364

OTTI:
Credit-related OTTI charge taken year-to-date	$1,104
Non-credit-related OTTI charge taken year-to-date	(1,104)
TOTAL	$0

Weighted average percentage of fair value to UPB	46.5%
Original weighted average credit support	36.1
Weighted average credit support	33.1
Weighted average collateral delinquency	37.0
__________
1	All subprime investments were securitized prior to 2005.

Under our RMP, acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security is such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, we continue to monitor concentration of the underlying collateral for our private-label MBS portfolio for risk management purposes. Geographic concentration of collateral securing private-label MBS is provided in the annual report on Form 10-K. There were no material changes in these concentrations during the period ended September 30, 2010.

As of September 30, 2010, we held private-label MBS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 34 presents coverage amounts and unrealized losses as of September 30, 2010 (in thousands) on the private-label MBS covered by monoline bond insurers on which we are placing reliance:

Table 34

	MBIA Insurance Corp.
Year of Securitization	Insurance Coverage	Gross Unrealized Losses
Home equity loans:
2004 and prior	$1,456	$159

Table 35 presents the NRSRO credit ratings as of September 30, 2010 for all monoline insurance companies that provide credit support for our home equity loans (in thousands):

Table 35

	Moody’s Credit Rating	S&P Credit Rating	Fitch Credit Rating
MBIA Insurance Corp.	B3	BB+	NR1
Financial Guaranty Insurance Company	NR1	NR1	NR1
__________
1	Not rated.

As of September 30, 2010, the amortized cost of private-label securities with unrealized losses was $0.9 billion. (See Note 4 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrealized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position.) Table 36 presents characteristics of our private-label MBS in a gross unrealized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 36

	September 30, 2010					October 31, 2010 MBS Ratings Based on September 30, 2010 UPB2
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A3	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$634,443	$633,130	$51,690	5.5%	34.1%	34.1%	19.0%	46.9%	20.0%

Alt-A:
Alt-A option arm	17,438	15,031	5,373	33.5	0.0	0.0	52.8	47.2	52.8
Alt-A other	280,136	279,553	47,764	8.5	28.5	28.5	35.1	36.4	44.1
Total Alt-A	297,574	294,584	53,137	9.9	26.8	26.8	36.1	37.1	44.6

Manufactured housing loans:
Prime	146	146	2	2.2	100.0	100.0	0.0	0.0	0.0

Home equity loans:
Subprime	3,201	1,967	432	33.3	0.0	0.0	0.0	100.0	0.0

TOTAL	$935,364	$929,827	$105,261	7.0%	31.7%	31.7%	24.3%	44.0%	27.8%
__________
1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in non-accrual plus loans in foreclosure plus loans in bankruptcy as of September 30, 2010. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of September 30, 2010.

2	Represents the lowest ratings available for each security based on NRSROs.

Other-than-temporary Impairment. As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value of our private-label MBS over the last nine months of 2009 and the first nine months of 2010, the fair values of the majority of the private-label MBS in our held-to-maturity portfolio remain below amortized cost as of September 30, 2010. However, based upon the OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for ten private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

See Note 4 of the Notes to Financial Statements under Item 1 for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank using other methods.

The ten securities upon which we recognized OTTI included eight private-label MBS that were identified as other-than-temporarily impaired prior to 2010 and two private label MBS that were initially identified in the first quarter of 2010. While the remainder of our held-to-maturity securities portfolio has also seen some decline in fair value, the decline is considered temporary because: (1) we do not have the intent to sell the securities; (2) it is not likely that we will be required to sell the securities before anticipated recovery; and (3) the amortized cost of the securities is expected to be recovered.

Table 37

	Three-month Period Ended September 30, 2010			Nine-month Period Ended September 30, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$0	$0	$0	$617	$16,207	$16,824
Securities previously impaired prior to current period1	165	(165)	0	2,933	(2,275)	658
TOTAL	$165	$(165)	$0	$3,550	$13,932	$17,482
__________
1
For the three-month period ended September 30, 2010, securities previously impaired prior to current period represents all securities that were also previously impaired prior to June 30, 2010. For the nine-month period ended September 30, 2010, securities previously impaired prior to current period represents all securities that were also previously impaired prior to January 1, 2010.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each security under a more stressful housing price scenario. The more stressful, or stress test, scenario was designed to provide an indication of the sensitivity of our private-label MBS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5 percent to 15 percent over the three- to nine-month period beginning July 1, 2010. Continued housing price declines vary depending upon the property location with some hitting the trough sooner and beginning the recovery sooner. After hitting the trough, home prices were projected to remain unchanged from trough levels in each of the first and second years, and to increase one percent in the third year, two percent in each of the fourth and fifth years and three percent in each subsequent year. (See Note 4 of the Notes to the Financial Statements included under Item 1 for a description of the assumptions used to determine actual credit-related OTTI.) Table 38 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded using base-case housing price index (HPI) assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The more stressful scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home prices decline further and subsequent recoveries are more adverse than those projected as our best estimate in our OTTI assessment.

Table 38

Housing Price Scenarios At September 30, 2010
	Base Case1			Hypothetical Results Under Stress Test Scenario
	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Total private-label residential MBS:
Prime	0	$0	$0	6	$91,567	$373
Alt-A	1	32,058	59	4	57,351	1,064
Total private-label residential MBS	1	32,058	59	10	148,918	1,437

Home equity loans:
Subprime	3	3,115	106	5	5,081	202
TOTAL	4	$35,173	$165	15	$153,999	$1,639
__________
1	Represent securities and related OTTI credit losses for the quarter ended September 30, 2010.

Deposits – We offer deposit programs for the benefit of our members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and the majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, management has established a floor of 5 bps on demand deposits and 15 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, our deposit pricing as compared to other short-term market rates and members' desire to pledge overnight deposits as collateral. The majority of the increase in deposit balances (see Table 14) can be attributed to several institutions with significant increases in their overnight deposit accounts related to the pledging of these deposits as collateral. Deposits could decline during the fourth quarter of 2010 if demand for loans at member institutions increase, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of our ready access to the capital markets through consolidated obligations, however, we expect to be able to replace any reduction in deposits with similarly priced borrowings.

Consolidated Obligations – Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted under “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management” under Item 3, we use debt with a variety of maturities and option characteristics to manage our DOE and interest rate risk profile. We make extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Consolidated obligation bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, we typically either issue a consolidated obligation bond that has variable rates matching the asset index or swap a fixed rate, variable rate or a complex consolidated obligation bond to match that index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments.

Consolidated obligation discount notes are primarily used to fund shorter-term advances and investments (maturities of three months or less). However, we sometimes use shorter-term, fixed rate consolidated obligations, including discount notes, to fund longer-term variable rate assets or assets swapped to synthetically create variable rate assets. Additionally, we have issued term discount notes (approximately nine months to one year tenors), that were swapped to 1- or 3-month LIBOR at relatively advantageous swapped funding levels to fund a portion of our variable rate CMO, investment and advance portfolios.

The spread between 1- and 3-month LIBOR and the overnight Federal funds target rate abnormally exceeded 1.0 percent at times during the first quarter of 2009. This spread decreased throughout 2009 to essentially zero by December 31, 2009. At the end of the third quarter of 2010, the spread had increased slightly from December 31, 2009 to a positive 0.04 percent for 3-month LIBOR and a positive 0.01 percent for 1-month LIBOR. The LIBOR/Federal funds target rate spread is of significance because we have occasionally used consolidated obligation bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of our non-LIBOR short-term fixed rate advance and short-term money market investments.

We continued to utilize optionality in the liability portfolios funding assets with prepayment characteristics and some fixed rate advances by issuing callable debt to manage the optionality contained in these assets. During the first nine months of 2010, $4.0 billion of unswapped callable consolidated obligation bonds were called and $4.4 billion of unswapped callable consolidated obligation bonds were issued. In order to increase the optionality in our funding and better match the options in our assets, we primarily utilize callable debt with short lockout periods (three to six months). This portfolio refinancing has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. For a discussion on yields and spreads see Tables 6 through 9 under Item 2 – “Financial Review – Results of Operations” for further information.

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

While we have had relatively stable access to funding markets for the first nine months of 2010, future developments could impact our ability to replace outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory proposals addressing GSE reform, decline in investor demand for consolidated obligations and changes in Federal Reserve policies and outlooks.

Derivatives – All derivatives are marked to fair value, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives fluctuate as the LIBOR interest rate curve fluctuates. The LIBOR curve generally reflects the demand for and supply of derivative products, but other factors such as market participant expectations, implied volatility, and the shape of the curve can drive the market price for derivatives.

We make use of derivatives in three ways: (1) as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked to market through earnings (classified as economic hedges).

The notional amount of total derivatives outstanding decreased by $2.6 billion from December 31, 2009 to September 30, 2010 (see Table 39). Large changes in the types of hedged items during the first nine months of 2010 were as follows:
▪
A $1.2 billion decrease in interest rate swaps associated with duration and cost of funds (see Table 44 and Table 46). The decrease in this type of interest rate swap, which are primarily interest rate swaps used to swap floating rate consolidated obligations indexed to the Federal funds effective or Prime rates and also interest rate swaps used to swap floating or more complex fixed-to-floating rate callable capped consolidated obligation bonds to 1- or 3-month LIBOR, was primarily the result of counterparties exercising their option to call these swaps.

▪
A $1.1 billion decrease in interest rate swaps used to swap fixed rate callable step-up or step-down consolidated obligations (see Table 44 and Table 46). The decline in this type of interest rate swap was primarily the result of counterparties exercising their options to call these swaps.

▪
A $0.9 billion decrease in interest rate swaps used to swap fixed rate convertible advances (see Table 44 and Table 46). The decline in this type of interest rate swap was primarily the result of maturities or prepayment of the related convertible advance.

▪
A $0.7 billion decrease in interest rate swaps used to swap fixed rate non-callable consolidated obligations (see Table 44 and Table 46). The decline in this type of interest rate swap was primarily the result of maturities in this portfolio.

▪
A $0.6 billion decrease in interest rate swaps used to swap complex fixed rate consolidated obligations (see Table 44 and Table 46). The decline in this type of interest rate swap was primarily the result of counterparties exercising their option to call these swaps.

▪
A $1.0 billion increase in interest rate caps executed to hedge the risk of changes in interest rates associated with our portfolio of variable rate Agency MBS/CMOs with embedded caps (see Table 44 and Table 46). The increase in interest rate caps is associated with the increase in variable rate Agency CMOs with embedded caps that were purchased in the first quarter of 2010. The interest rate caps are used to reduce the duration of these assets and protect net interest income should rates increase to the point that the variable rate CMO coupons become capped.

▪
A $0.9 billion increase in interest rate swaps used to swap fixed rate non-callable discount notes (see Table 44 and Table 46). The increase in this type of interest rate swap was due to the comparative attractiveness of the funding level of this type of transaction.

For additional information regarding the types of derivative instruments and risks hedged, see Tables 44 through 47 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

The notional amount serves as a factor in determining periodic interest payments or cash flows received and paid, but does not represent the actual amount exchanged or our exposure to credit and market risk. The amount potentially subject to credit loss is much less and is based upon the current market value of the derivative transaction. Table 39 categorizes the notional amount and the fair value of derivatives (includes net accrued interest receivable or payable on the derivatives) by product to which the derivative is associated and type of accounting treatment. The “Fair Value” category represents hedge strategies qualifying for preferable hedge accounting treatment. The “Economic” category represents hedge strategies not qualifying for preferable hedge accounting treatment. See Note 7 in the Notes to Financial Statements included in Item 1 for additional discussion regarding fair value and economic hedges. Amounts as of September 30, 2010 and December 31, 2009 are as follows (in thousands):

Table 39

	September 30, 2010		December 31, 2009
Product and Hedge Designation	Notional	Fair Value	Notional	Fair Value
Advances:
Fair value	$8,145,809	$(666,292)	$9,151,106	$(462,195)

Investments:
Economic	8,951,853	(118,468)	8,111,387	(31,316)

Mortgage loans:
Stand-alone delivery commitments	252,095	282	33,236	(312)

Consolidated obligation discount notes:
Fair value	979,899	3,036	54,582	533

Consolidated obligation bonds:
Fair value	10,063,000	404,646	12,410,400	234,736
Economic	2,208,500	1,631	3,420,000	5,933
Subtotal	12,271,500	406,277	15,830,400	240,669

Intermediary:
Economic	276,000	61	306,000	94

TOTAL	$30,877,156	$(375,104)	$33,486,711	$(252,527)

Total derivative fair value		$(375,104)		$(252,527)
Fair value of cash collateral delivered to counterparty		201,480		93,064
Fair value of cash collateral received from counterparty		(68,327)		(65,221)
NET DERIVATIVE FAIR VALUE		$(241,951)		$(224,684)

Net derivative assets balance		$27,859		$15,946
Net derivative liabilities balance		(269,810)		(240,630)
NET DERIVATIVE FAIR VALUE		$(241,951)		$(224,684)

Liquidity and Capital Resources
Liquidity – To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. Liquidity is also needed to repay maturing consolidated obligations and other borrowings, meet advance needs of our members, make payments of dividends to our members, and to repurchase excess capital stock at our discretion, whether upon the request of a member or at our own initiative (mandatory stock repurchases).

A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, the FHLBanks generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates.

We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which that FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks pro rata based on each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. This provides an emergency source of liquidity should an FHLBank have trouble meeting its debt payments.

Our other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income, and proceeds from repurchase agreements or the sale of unencumbered assets. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, and other contractual payment, funding or purchase obligations including letters of credit and stand-by bond purchase agreements.

Cash and short-term investments, including commercial paper, certificates of deposit and bank notes, decreased from $7.2 billion at December 31, 2009 to $3.8 billion at September 30, 2010. The decrease is primarily a result of a small decrease in our leverage ratio combined with a decrease in our capital stock position. The decrease in capital stock related to the repurchase of excess capital stock generally associated with the exchange of all excess Class B shares for excess Class A shares in the third quarter of 2010. The maturities of short-term investments are structured to provide periodic cash flows to support ongoing liquidity needs. These short-term investments are also classified as “Trading” for accounting purposes so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of Agency debentures that can be pledged as collateral for financing in the securities repurchase agreement market.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage) and our RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), during 2009 we began to manage assets, liabilities and capital in such a way as to maintain our total regulatory capital ratio target at or above 4.35 percent (23:1 asset to capital leverage). This target was increased to 4.60 percent (21.75:1 asset to capital leverage) for March 31, 2010. During the second quarter of 2010, the target was changed to a range of 4.76 percent (21:1 asset to capital leverage) to 4.35 percent (23:1 asset to capital leverage), which is more reflective of how the balance sheet is managed. We maintained this target range in the third quarter of 2010 and anticipate this will likely remain the target range through the remainder of 2010. As a result, should the need arise, we have the capacity to borrow an amount approximately equal to two to four times our current capital position before we reach any leverage limitation as a result of the minimum regulatory or RMP capital requirements. This targeted operating capital ratio was increased to help ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily at our discretion to adjust our balance sheet; or (2) upon the submission of a redemption request by a member. While we do target a specific range for our asset to capital leverage ratio, our actual performance relative to that target may vary in response to market conditions and/or investment opportunities.

We are subject to five metrics for measuring liquidity, and we have remained in compliance with each of these liquidity requirements throughout the first nine months of 2010. In order to ensure a sufficient liquidity cushion, we are required to maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding increased to 103 days as of September 30, 2010 from 80 days as of December 31, 2009. The weighted average original maturity of our money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) decreased to 38 days as of September 30, 2010 from 65 days as of December 31, 2009. The increase in the mismatch of discount notes and money market investment portfolio from December 31, 2009 (15 day mismatch) to September 30, 2010 (65 day mismatch) was the result of an increase in the weighted average original days to maturity of discount notes and a decrease in the original terms to maturity of our money market investment portfolio. The original days to maturity of discount notes increased primarily due to increased issuance of term discount notes, some of which were swapped at advantageous funding levels. The original terms to maturity of our money market investment portfolio decreased as a result of the significant decline in short-term money market instruments in response to decreasing leverage and declining capital discussed previously. As these short-term investments declined overnight Federal funds sold became a larger percentage of the total.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. We expect to maintain a sufficient level of liquidity for the foreseeable future.

For additional discussion relating to liquidity, see “Financial Condition – Investments” and “Risk Management – Liquidity Risk Management” under this Item 2.

Capital – We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and our capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. As of September 30, 2010, we were in compliance with all three capital requirements (see Note 11 in the Notes to Financial Statements under Item 1).

On August 18, 2010, all excess Class B Common Stock was exchanged for Class A Common Stock, as we began to re-institute capital management practices that were temporarily discontinued in 2009. On September 14, 2010, members were notified that a regular sweep of all Class B common Stock in excess of $50,000 to Class A Common Stock will occur weekly beginning October 20, 2010. Excess stock represents the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock.

Capital Distributions – Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and our capital plan.

Within our capital plan, we have the ability to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time.

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for the remainder of 2010 will remain close to the differential for the first nine months of 2010, subject to sufficient earnings to meet retained earnings targets and still pay such dividends. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock (cash dividends are paid for partial shares and for all dividends to former members) for the remainder of 2010, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Excess stock was 0.84 percent of total assets at September 30, 2010. If we were to change our prior practice and pay dividends in the form of cash, we would utilize liquidity resources. Payment of cash dividends would not have a significant impact on our liquidity position.

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of operations and a key determinant of our ability to maintain earnings to meet retained earnings targets and return a reasonable dividend to our members. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners, independent accountants and external consultants subject our practices to additional scrutiny, further strengthening the process.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. Our Board of Directors plays an active role in the enterprise risk management process by establishing a risk philosophy and risk appetite for the FHLBank as well as regularly reviewing risk management policies and reports on controls. A Risk Oversight Committee of the Board of Directors assists the Board in fulfilling its fiduciary responsibilities by providing oversight of our enterprise risk management program, including monitoring and evaluating our exposure to business, credit, liquidity, market and operations risk. In addition to the annual and periodic business unit risk assessment reports, the Board of Directors reviews both the RMP and Member Products Policy on at least an annual basis. Various management committees, including the Asset/Liability Committee, the Credit Underwriting Committee, the Disclosure Committee, the Market Risk Analysis Committee, the Operations Risk Committee, the Strategic Planning Group and the Strategic Risk Management Committee, oversee the risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

Credit Risk Management – Credit risk is defined as the risk that counterparties to our transactions will not meet their contractual obligations. We manage credit risk by following established policies, evaluating the creditworthiness of our counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is completed for all areas where we are exposed to credit risk, whether that is through lending, investing or derivative activities.

Credit risk arises partly as a result of lending and Acquired Member Assets (AMA) activities (members’ CE obligations on mortgage loans acquired through the MPF Program). We manage our exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act), a member’s investment in our capital stock is pledged as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). We can also call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the First Loss Account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. See Item 1 – “Business – Mortgage Loans Held for Portfolio” in the annual report on Form 10-K for additional discussion on the FLA, PMI and SMI. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because the FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, trends that could identify risks with the mortgage loan portfolio are reviewed, including borrower payment history, low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that we hold no mortgage loans that would be considered subprime.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio primarily represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on at least a quarterly basis in an effort to mitigate unsecured credit risk on the short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by Agencies, CMOs securitized by Agencies, AAA-rated private-issue MBS at the time of purchase and CMOs securitized by whole loans. Some of our private-issue MBS have been downgraded below triple-A subsequent to purchase (see Table 26), but all of the downgraded securities have been and are currently paying as expected. As of September 30, 2010, approximately 81 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The MBS classified as being backed by subprime mortgage loans are private-issue home equity asset-backed securities. We do have potential credit risk exposure to MBS/CMO securities that are insured by two of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. Under our RMP, the insurer should be rated no lower than AA at the time of acquisition. We monitor the credit ratings daily, performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. See Table 34 under this Item 2 – “Financial Condition – Investments” for coverage amounts and unrecognized losses on private-issue MBS covered by monoline mortgage insurance companies on which we are placing reliance. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

We have never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, results in the counterparty owing money to us in excess of delivered collateral. This risk is managed by: (1) executing derivative transactions with experienced counterparties with high credit quality (rated A or better); (2) requiring netting of individual derivative transactions with the same counterparty; (3) diversifying derivatives across many counterparties; and (4) executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. The exposure on our derivative transactions is regularly monitored by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. On an annual basis, the pricing model is validated by an independent third-party by comparing a sample of market values generated from our pricing model to a benchmark pricing model and conducting a comprehensive review of our pricing model’s policies and procedures, methodologies, assumptions and controls to comparable industry practices.

Counterparty credit risk is managed through netting procedures, credit analysis, collateral management and other credit enhancements. We require that derivative counterparties enter into collateral agreements which specify maximum net unsecured credit exposure amounts that may exist before collateral requirements are triggered. The maximum amount of unsecured credit exposure to any counterparty is based upon the counterparty’s credit rating. That is, a counterparty must deliver collateral if the total market value of our exposure to that counterparty rises above a specific level. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our derivative transactions.

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on the derivatives, net of the value of any related collateral, in the event of a counterparty default. See Note 7 of the Notes to the Financial Statements under Item 1 for additional information on derivative counterparty credit exposure.

Table 40 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the lowest rating published by Moody’s or S&P is used) as of September 30, 2010:

Table 40

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	AA-	31.8%	53.8%
Bank of America NA	A+	22.2	14.3
UBS AG	A+	3.6	14.1
Citi Swapco Inc.	Aa1	2.0	8.1
Rabobank International	AAA	1.7	7.0
All other counterparties		38.7	2.7
__________
1	Fair value includes net accrued interest receivable or payable on the derivatives.

Table 41 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the lowest rating published by Moody’s or S&P is used) as of December 31, 2009:

Table 41

Counterparty Name	Counterparty Rating	Percent of Total Net Exposure at Fair Value1	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	AA-	$7.5%	48.7%
Bank of America NA	A+	7.3	27.3
Citi Swapco Inc.	Aa1	1.3	8.2
UBS AG	A+	47.6	6.1
Deutsche Bank AG	A+	24.1	6.0
All other counterparties		12.2	3.7
__________
1	Fair value includes net accrued interest receivable or payable on the derivatives.

Liquidity Risk Management –Maintaining the ability to meet our obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is our primary objective of managing liquidity risk. We seek to be in a position to meet our customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We have remained in compliance with each of these liquidity requirements throughout the first nine months of 2010.

Despite the liquidity/credit crisis in the financial markets, we generally maintained stable access to the capital markets during the majority of 2009 at favorable rates, and continued to have stable access to the capital markets throughout the first nine months of 2010. However, we did begin to experience slightly higher rates in short-term discount notes and deteriorating LIBOR spreads on swapped consolidated obligation bonds in the first quarter of 2010. The increase in discount note rates was primarily due to an increase in the U.S. debt level, which resulted in a substantial increase in competing debt issues. The deterioration in LIBOR spreads on swapped consolidated obligation bonds was primarily the result of a large issuance of swapped corporate debt, which resulted in a significant tightening in the LIBOR swap curve relative to our funding curve. As the European sovereign debt crisis began to unfold in the second quarter of 2010, the deterioration in the LIBOR swap curve relative to our funding curve resulted in improved relative LIBOR spreads on swapped consolidated obligations (bonds and discount notes) and the flight to quality experienced during this crisis resulted in lower rates on short-term discount notes. However, as concerns over European sovereign debt contagion ebbed toward the end of the second quarter of 2010 and into the third quarter of 2010, the LIBOR swap curve once again tightened relative to our funding curve resulting in a deterioration of relative LIBOR spreads on swapped consolidated obligations (bonds and term discount notes) and an increase in the cost of discount notes, erasing some of the improvement experienced in the second quarter of 2010. While our funding costs increased slightly during this period, we maintained stable and uninterrupted access to the capital markets. For additional discussion of the overall financial market environment affecting liquidity, see this Item 2 – “Financial Market Trends.”

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Developments
Finance Agency Publishes Notice of Proposed Rulemaking on Conservatorship and Receivership: On July 9, 2010, the Finance Agency published a notice of proposed rulemaking to implement Section 1367 of the Housing and Economic Recovery Act of 2008 (HERA), which sets forth the Finance Agency’s authority over critically undercapitalized regulated entities. A regulated entity is defined by HERA to include Fannie Mae, Freddie Mac and the FHLBanks. The proposed regulation describes the basic authorities of the Finance Agency when acting as conservator or receiver, including the authority over enforcement and repudiation of contracts. As conservator or receiver of a regulated entity, the proposed regulation provides the Finance Agency may, among other authorities: (1) take over the assets of and operate the regulated entity with all of the powers of the shareholders, the directors, and the officers of the regulated entity and conduct all business of the regulated entity; (2) continue the missions of the regulated entity; (3) ensure that the operations and activities of each regulated entity foster liquid, efficient, competitive and resilient national housing finance markets; (4) ensure that each regulated entity operates in a safe and sound manner; and (5) collect all obligations and money due the regulated entity. The proposed regulation establishes procedures for acting as conservator or receiver and priorities of claims for contract parties and other claimants, which include the order in which various classes of claimants would be paid, partially or in full, in the event that a regulated entity would be unable to pay all valid claims. Additionally, the proposed regulation addresses whether and to what extent claims against the regulated entities by current or former holders of their equity interests for rescission or damages arising from the purchase, sale, or retention of such equity interests will be paid while those entities are in conservatorship or receivership. Finally, the proposed regulation would clarify that for purposes of priority determinations, claims arising from rescission of a purchase or sale of an equity security of a regulated entity, or for damages arising from the purchase, sale or retention of such a security, will be treated as would the underlying security to which the claim relates. Comments on the proposed regulation were due by September 7, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on Rules of Practice and Procedure: On August 12, 2010, the Finance Agency published a notice of proposed rulemaking to implement the HERA amendments to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Safety and Soundness Act) and the Bank Act pertaining to the civil enforcement powers of the Finance Agency, and the Rules of Practice and Procedure for enforcement proceedings. The Safety and Soundness Act authorizes the Finance Agency to initiate enforcement proceedings against Fannie Mae, Freddie Mac, and the FHLBanks (collectively, Regulated Entities), and entity-affiliated parties, which include directors, officers and employees of the Regulated Entities. The proposed rulemaking would govern the conduct of Finance Agency administrative hearings on the record for enforcement proceedings as provided in the Safety and Soundness Act, including for cease and desist proceedings, proceedings for civil money penalties and removal and suspension proceedings, and would also delineate the specific enforcement authority of the Director of the Finance Agency. Comments on the proposed regulation were due by October 12, 2010.

Finance Agency Publishes Notice of Proposed Guidance on Private Transfer Fee Covenants: On August 16, 2010, the Finance Agency published a notice of proposed guidance which would prohibit the FHLBanks from dealing in mortgages on properties encumbered by private transfer fee covenants. Pursuant to the proposed guidance, the FHLBanks would be prohibited from: (1) purchasing or investing in mortgages on properties encumbered by private transfer fee covenants; (2) purchasing or investing in securities backed by mortgages on properties encumbered by private transfer fee covenants; and (3) accepting such mortgages and securities as collateral for advances. Comments on the proposed guidance were due by October 15, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on Information Sharing Among FHLBanks: On September 30, 2010, the Finance Agency published a notice of proposed rulemaking to implement Section 1207 of HERA which requires the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks and to promulgate regulations to facilitate the sharing of such information among the FHLBanks. Pursuant to the proposed regulation, the Finance Agency would distribute final reports of examination and any other supervisory reports that the Finance Agency reports to the board of directors of any FHLBank to each of the other FHLBanks and the Office of Finance. Within ten business days of the Finance Agency’s presentation of the report of examination or other supervisory report to an FHLBank’s board of directors, an FHLBank would have the ability to request in writing that particular information contained in the reports not be shared with the other FHLBanks or the Office of Finance because it is proprietary and the public interest requires that it not be shared. After the expiration of the ten business day period and after the Finance Agency has made a determination on the request to withhold information, the Finance Agency will be required to distribute a copy of the report of examination or other supervisory report to each FHLBank and the Office of Finance. Comments on the proposed rule are due by November 29, 2010.

SEC and Commodity Futures Trading Commission (CFTC) Publish Advance Notice of Proposed Rulemaking on Definitions Contained in Title VII of Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act): On August 20, 2010, the SEC and CFTC published an advance notice of proposed rulemaking requesting comment on the definitions of certain key terms which must be defined to implement the Dodd-Frank Act. Specifically, the SEC and CFTC requested comment on the definitions of “swap,” “swap dealer,” “major swap participant,” “eligible contract participant,” “security-based swap,” “security-based swap dealer,” “major security-based swap participant” and “security-based swap agreement.” Comments on the advance notice of proposed rulemaking were due by September 20, 2010.

Basel Committee on Banking Supervision (Basel Committee) Agrees to Final Basel III Framework: On September 12, 2010, the Basel Committee announced that the members of the committee had agreed on the outline for a final Basel III capital proposal that would be presented for approval by representatives of the group of 20 countries. The Basel III framework, directed at large, internationally active depository institutions and their holding companies, would require those depository institutions to maintain increased amounts of capital and may require those institutions to maintain additional capital as a capital buffer, to dampen excessive credit growth, and for certain types of credit exposures such as derivative transactions, repurchase agreements, and securities financing arrangements. Pursuant to the transition period outlined by the Basel Committee, implementing regulations in the United States are to be finalized as of January 1, 2013 and would be phased in over several years.

Also on September 12, 2010, the Basel Committee announced that the members of the committee had agreed on the outline for a final Basel III liquidity framework for a liquidity coverage ratio. The liquidity coverage ratio is the amount of high quality, unencumbered liquid assets a banking organization should have on hand in the event of a liquidity crisis lasting for 30 days. The liquidity coverage ratio would require a bank to have liquid assets to withstand a 30-day runoff of funds. The assets used to meet the liquidity coverage ratio may not be pledged in any way to secure, collateralize, or enhance any transaction, other than assets that have been pledged to the Federal Reserve. Pursuant to the liquidity coverage ratio, risk weights are assigned by asset type, with secured funding backed by assets that do not qualify as liquid, such as FHLBank advances secured by whole mortgages, being subject to a 25 percent runoff rate. The Basel Committee expects to phase in the liquidity coverage ratio beginning January 1, 2015. The Basel III framework is not directly applicable to FHLBanks, but could result in changes to our capital and liquidity structure at the discretion of the Finance Agency.

Financial Stability Oversight Council (FSOC) Publishes Advance Notice of Proposed Rulemaking Regarding the Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies: On October 6, 2010, the FSOC published an advance notice of proposed rulemaking inviting public comment on the criteria that should be used to inform the FSOC’s designation of nonbank financial companies subject to supervision by the Board of Governors of the Federal Reserve System under Section 113 of the Dodd-Frank Act. Pursuant to the Dodd-Frank Act, in making a determination on whether a company should be subject to supervision by the Board of Governors of the Federal Reserve System, the FSOC must consider: (1) the extent of the leverage of the company; (2) the extent and nature of the off-balance-sheet exposures of the company; (3) the extent and nature of the transactions and relationships of the company with other significant nonbank financial companies and significant bank holding companies; (4) the importance of the company as a source of credit for households, businesses, and State and local governments and as a source of liquidity for the United States financial system; (5) the importance of the company as a source of credit for low-income, minority, or underserved communities, and the impact that the failure of such company would have on the availability of credit in such communities; (6) the extent to which assets are managed rather than owned by the company, and the extent to which ownership of assets under management is not concentrated; (7) the nature, scope, size, scale, concentration, interconnectedness, and mix of the activities of the company; (8) the degree to which the company is already regulated by one or more primary financial regulatory agencies; (9) the amount and nature of the financial assets of the company; (10) the amount and types of the liabilities of the company, including the degree of reliance on short-term funding; and (11) any other risk-related factors that the FSOC deems appropriate. Comments on the advance notice of proposed rulemaking were due by November 5, 2010.

FSOC Publishes a Notice and Request for Information on the Study Regarding the Implementation of the Prohibitions on Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds: On October 6, 2010, the FSOC published a notice and request for comment pursuant to Section 619 of the Dodd-Frank Act which requires the FSOC to study and make recommendations on implementing the Volker Rule, which prohibits banking entities from engaging in proprietary trading and from maintaining certain relationships with hedge funds and private equity funds, and imposes additional capital requirements for, and additional quantitative limits with regard to, proprietary trading. Under Section 619, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the SEC and the CFTC must consider the recommendations of the FSOC study in developing and adopting regulations to implement the Volker Rule. Comments on the notice and request for comment were due by November 5, 2010.

FDIC Publishes Notice of Proposed Rulemaking Implementing Certain Orderly Liquidation Authority Provisions of the Dodd-Frank Act: On October 19, 2010, the FDIC published a notice of proposed rulemaking that would implement certain sections of the FDIC’s authority to resolve covered financial companies under Title II of the Dodd-Frank Act. Section 209 of the Dodd-Frank Act authorizes the FDIC, in consultation with the FSOC, to prescribe rules to implement the liquidation process under Title II of the Dodd-Frank Act’s mandate of transparency in the liquidation of failing systemic financial companies. Title II of the Dodd-Frank Act provides a process for the appointment of the FDIC as receiver of a failing financial company that poses significant risk to the financial stability of the United States (covered financial company). We are not considered a covered financial company pursuant to the Dodd-Frank Act. While ensuring that creditors bear the losses of the company’s failure under a specific claims priority, Title II incorporates procedural and other protections for creditors to ensure they are treated fairly. Pursuant to the Dodd-Frank Act, creditors are guaranteed that they will receive no less than the amount they would have received if the covered financial company had been liquidated under Chapter 7 of the Bankruptcy Code. Comments on the notice of proposed rulemaking are due by November 18, 2010, and comments on the additional questions posed by the FDIC are due by January 18, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management
We measure interest rate risk exposure by various methods, including the calculation of DOE and market value of equity (MVE).

Duration of Equity: DOE aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical MVE to changes in interest rates. However, MVE should not be considered indicative of market value as a going concern or in a liquidation scenario. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives. A positive DOE generally indicates a degree of interest rate risk exposure in a rising interest rate environment, and a negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of MVE in response to changing interest rates. That is, if DOE is 3.0, a 100-basis-point (one percent) increase in interest rates will cause the MVE to decline by approximately three percent. However, it should be noted that a decline in MVE does not translate directly into a decline in near-term income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing the sensitivity of market value to changes in interest rates provides a measure of the risks we take.

Under the RMP approved by the Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. Our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points (bps). During periods of extremely low interest rates, such as those experienced over the past several years, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our model imposes a zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this Finance Agency requirement.

The DOE parameters established by the Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. Even though all of our DOE measurements are inside management’s operating range as of September 30, 2010, we continue to actively monitor portfolio relationships and overall DOE dynamics as well as our evaluation processes for acceptable future asset/liability management actions.

We typically maintain a DOE within the above ranges through management of the durations of assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in our balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that we consider prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. At the current time, we typically manage the current base DOE to remain in the range of ±2.5. When our DOE exceeds either the limits established by the RMP or the more narrowly-defined limits to which we manage duration, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, we may purchase interest rate caps that have the effect of removing those MBS cap limits. We would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing DOE. Further, if an increase in DOE were due to the extension of mortgage loans or MBS or new advances to members, the more appropriate action would be to add new long-term liabilities to the balance sheet to offset the lengthening asset position.

Table 42 presents the DOE in the base case and the up and down 100 and 200 bps interest rate shock scenarios for recent quarter end dates:

Table 42

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2010	-1.4	-2.5	-1.8	-0.6	0.3
06/30/2010	-0.2	-1.0	0.3	-0.8	-0.7
03/31/2010	1.8	0.3	2.2	1.7	-0.7
12/31/2009	0.1	-0.6	0.1	0.8	-1.3
09/30/2009	1.2	1.0	2.6	1.7	-0.9

The DOE as of September 30, 2010 decreased in the base and up 200 basis point instantaneous shock scenarios and increased in the down 200 basis point instantaneous shock scenario from December 31, 2009. All DOE results continue to remain inside or at our operating range of ±2.5. The primary factors contributing to the changes in duration were the additional purchase of Agency variable rate CMOs with embedded caps during the first quarter of 2010, the continued growth in the MPF portfolio, and the use of longer callable consolidated obligation bonds with shorter lock-out periods as the long-term interest rate environment continued to trend down and our capital level declined.

As discussed previously, we submitted a notice to the Finance Agency to increase our mortgage investments to five times capital (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information). The weighted average life of the newly acquired Agency variable rate CMOs during the first quarter of 2010 was longer and the embedded effective interest rate caps were lower than our existing Agency variable rate CMO portfolio, which resulted in an initial increase in the duration of this portfolio. Further, the continued growth in the MPF portfolio exhibited similar behavior since new production loans generally have a longer duration and should provide a net positive duration impact for the portfolio. However, as the interest rate environment continued to decline, actual and projected prepayments for the MBS/CMO and MPF portfolios increased, causing the duration of these portfolios to shorten. In addition, the shortening of these portfolios was magnified as the capital level declined in response to shrinking advance balances. For instance, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the MPF portfolio balance continued to increase throughout the quarter and as rates declined, the duration of the portfolio shortened. This duration shortening was then magnified as the MPF portfolio became a larger portion of the balance sheet, both from the net growth in the portfolio and as the balance sheet shrank. A similar shift occurred on the liability side of the balance sheet as non-swapped callable consolidated obligation bonds were issued in response to the MPF portfolio growth and a continued issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity.

As experienced in the first and second quarters, the compositional change in the liability portfolio occurred as we experienced significant maturities of variable rate liabilities and calls of swapped callable liabilities and replaced them with discount notes. Generally, the swapped callable liability portfolio has a longer duration profile than the discount note portfolio. Consequently, as we transitioned to discount notes and as rates declined during the period, the net effect was a decrease in the duration of our total liability portfolio. However, the decrease in duration of the liabilities only partially offset the rather steep decline in duration of the assets as the MBS and MPF portfolios experienced a significant increase in actual and projected cash flows that naturally generates a shortened duration profile.

However, the slight net DOE increase in the down 200 basis point instantaneous shock scenario is generally a function of the compositional changes in the balance sheet as mentioned above and the impact of the purchased interest rate cap portfolio. We purchased interest rate caps to offset the impact of the embedded caps in the newly acquired Agency variable rate CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge; however, with the increase in projected prepayment speeds of the MBS portfolio as the term structure of interest rates declined during the first nine months of 2010 and with the absolute balance sheet level decline, the compositional change in the variable Agency CMO portfolio was a slight net increase since the portfolio became a much larger proportion of the balance sheet. In addition, the liability portfolio duration declined more rapidly than the asset portfolio duration. In other words, the liability portfolio duration was slightly more sensitive to changes in rates than the duration profile of the assets. This sensitivity, or convexity, was partially driven by the compositional changes as described above, and led to a net increase in equity duration. This sensitivity was also heightened by the absolute level of rates and the zero boundary methodology as discussed above. Since the absolute level of interest rates are at or near historic lows, an instantaneous parallel shock of 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results.

Our current and past purchases of interest rate caps and floors tend to partially offset the negative convexity of mortgage assets and the effects of the interest rate caps embedded in the Agency variable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets.

When comparing September 30, 2009 with September 30, 2010, the duration profile shifted in large part from the compositional changes mentioned above, as well as the behavior of the balance sheet as the term structure of interest rates declined and a decline in assets and associated capital levels during the period. As discussed above, the respective duration and DOE contribution components of various portfolios, including the investment and funding portfolios, were magnified as assets and associated capital levels declined. These declines cause the respective portfolio equity based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned discount note and Agency variable rate CMO shifts.

In calculating DOE, we also calculate duration gap, which is the difference between the duration of assets and the duration of liabilities. Our base duration gap was -1.0 month and less than 0.1 month as of September 30, 2010 and December 31, 2009, respectively. Again, the decrease in duration gap during the first nine months of the year was primarily the result of the Agency variable rate CMO purchases and compositional changes in our funding mix as discussed previously. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions as discussed above. Interest rate swaps increase the flexibility of our funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Agency regulation prohibits the speculative use of derivatives, and we do not engage in derivatives trading for short-term profit. Because we do not engage in the speculative use of derivatives through trading or other activities, the primary risk posed by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force us to replace the derivative at market price (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” for additional information).

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics are frequently issued. The duration of callable consolidated obligation bonds shorten when interest rates decrease and lengthen when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We also use purchased interest rate caps, floors and swaptions to manage the duration of assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage the overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS is a reasonable measure because it reflects the market value relative to the book value of our capital stock. Currently, the RMP stipulates that: (1) MVE shall not be less than 90 percent of TRCS under the base case scenario; and (2) the MVE/TRCS ratio shall not be less than 85 percent under a ±200 basis point instantaneous parallel shock in interest rates. Table 43 presents MVE as a percent of TRCS for recent quarter end reporting periods. As of September 30, 2010, all scenarios are well within the specified limits as described above and much of the improvement in the ratio can be attributed to the continued increase in MBS and mortgage loan market values and the decrease in capital levels.

Table 43

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2010	125	122	119	119	118
06/30/2010	119	118	117	117	115
03/31/2010	113	113	113	117	118
12/31/2009	113	113	112	113	113
09/30/2009	103	103	104	107	108

Detail of Derivative Instruments by Type of Instrument by Type of Risk: We use various types of derivative instruments to mitigate the interest rate risks described in the preceding sections. We currently employ derivative instruments by utilizing them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For all new hedging relationships, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our long haul hedges. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 44 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of September 30, 2010 (in thousands):

Table 44

Notional Amount
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$189,000	$0	$189,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	767,000	0	0	767,000
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	2,757,528	0	0	2,757,528
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	3,000	0	0	3,000
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	4,429,281	0	0	4,429,281
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	1,361,320	0	0	1,361,320
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	7,290,533	0	7,290,533
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	300,000	0	300,000
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	252,095	252,095
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	979,899	0	0	979,899
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	2,208,500	0	0	2,208,500
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	1,180,000	0	0	1,180,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	4,940,000	0	0	4,940,000
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	1,260,000	0	0	1,260,000
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	2,613,000	0	0	2,613,000
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	70,000	0	0	70,000
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	162,000	114,000	0	276,000
TOTAL			$22,731,528	$7,893,533	$252,095	$30,877,156
__________
1
As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions. All derivatives in the table with shortcut as the indicated effectiveness method were transacted prior to that date.

Table 45 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk as of September 30, 2010 (in thousands):

Table 45

Fair Value
Risk Hedged	Accounting Designation	Effectiveness Method	Interest Rate Swaps	Caps/Floors	Purchase Commitments	Total
Advances
Interest rate risk associated with embedded caps and floors clearly and closely related	Fair Value Hedge	Dollar Offset	$0	$(3,117)	$0	$(3,117)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Shortcut1	(86,582)	0	0	(86,582)
Interest rate risk associated with fixed rate non-callable advances	Fair Value Hedge	Rolling Regression	(168,714)	0	0	(168,714)
Interest rate risk associated with callable fixed rate advances	Fair Value Hedge	Rolling Regression	(17)	0	0	(17)
Interest rate risk associated with fixed rate convertible advances	Fair Value Hedge	Rolling Regression	(407,862)	0	0	(407,862)
Investments
Fair value risk associated with fixed rate non-MBS trading investments	Economic Hedge	Not Applicable	(206,932)	0	0	(206,932)
Risk of changes in interest rates associated with variable rate MBS with embedded caps	Economic Hedge	Not Applicable	0	69,759	0	69,759
Duration of equity risk in a declining interest rate environment	Economic Hedge	Not Applicable	0	18,705	0	18,705
Mortgage Loans Held for Portfolio
Fair value risk associated with fixed rate mortgage purchase commitments	Economic Hedge	Not Applicable	0	0	282	282
Consolidated Obligation Discount Notes
Interest rate risk associated with fixed rate non-callable discount notes	Fair Value Hedge	Rolling Regression	3,036	0	0	3,036
Consolidated Obligation Bonds
Risk of changes in interest rates creating unacceptable duration changes or increasing costs of funds	Economic Hedge	Not Applicable	1,631	0	0	1,631
Interest rate risk associated with fixed rate callable consolidated obligations	Fair Value Hedge	Rolling Regression	42,504	0	0	42,504
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Rolling Regression	126,408	0	0	126,408
Interest rate risk associated with fixed rate non-callable consolidated obligations	Fair Value Hedge	Shortcut1	192,844	0	0	192,844
Interest rate risk associated with callable step-up or step-down consolidated obligations	Fair Value Hedge	Rolling Regression	42,072	0	0	42,072
Interest rate risk associated with complex fixed rate consolidated obligations	Fair Value Hedge	Rolling Regression	818	0	0	818
Intermediary Derivatives
Interest rate risk associated with intermediary derivative instruments with members	Economic Hedge	Not Applicable	61	0	0	61
TOTAL			$(460,733)	$85,347	$282	$(375,104)
__________
1
As of July 1, 2008, the FHLBank discontinued using shortcut hedge accounting for all new derivative transactions. All derivatives in the table with shortcut as the indicated effectiveness method were transacted prior to that date.

Table 46 presents the notional amount, accounting designation and effectiveness method for derivative instruments by risk and by type of derivative used to address the noted risk as of December 31, 2009 (in thousands):

Table 46

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

Table 47 presents the fair value of derivative instruments (fair value includes net accrued interest receivable or payable on the derivative) by risk and by type of instrument used to address the noted risk as of December 31, 2009 (in thousands):

Table 47

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures. Management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed in the reports that we file or furnish under the Exchange Act within the time periods specified in the SEC’s rules and forms; and (2) ensuring that information required to be disclosed by the FHLBank in the reports that we file or furnish under the Exchange Act is accumulated and communicated to management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings
We are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

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

In addition to various legislative proposals for regulatory reform of financial institutions, on July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (2) regulates the over-the-counter derivatives market; and (3) establishes new requirements, including a risk-retention requirement, for MBS. Our business operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission may be affected by the Dodd-Frank Act.

The Dodd-Frank Act may also subject the FHLBanks to heightened prudential standards established by the Federal Reserve Board if the FHLBanks are identified as being systemically important financial institutions. These standards may include risk-based capital requirements, liquidity requirements, risk management requirements and a resolution plan. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject the FHLBank, if identified as being a systemically important financial institution, to higher capital requirements and quantitative limits with regard to our proprietary trading.

Finally, the Dodd-Frank Act requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect our ability to hedge interest rate risk exposure from advances and mortgage loan purchases, achieve our risk management objectives, and act as an intermediary between our members and counterparties. We cannot predict the effect of any new regulations on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding, an increase in our cost of operations, a change in our permissible business activities, or a decrease in the size, scope or nature of our lending or investments, which could negatively affect our financial condition and results of operations.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 23, 2010, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Current Report on Form 8-K, filed September 7, 2010, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of First Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

Date: November 12, 2010	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: November 12, 2010	By: /s/ Denise L. Cauthon
Denise L. Cauthon
First Vice President and
Chief Accounting Officer (Principal Financial Officer)