Form 10-K
period 2010-12-31
Federal Home Loan Bank of Topeka
filed 2011-03-24
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 23, 2011
Class A Stock, par value $100	6,320,347
Class B Stock, par value $100	7,937,099

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
▪	Governmental actions, including legislative, regulatory or other developments that affect the FHLBank, its members, counterparties, or investors;
▪	Changes in economic and market conditions, including conditions in the mortgage, housing and capital markets;
▪	Changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System;
▪	Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements;
▪	The effects of amortization/accretion;
▪	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;
▪	Volatility of market prices, interest rates and indices and the timing and volume of market activity;
▪	Membership changes, including changes resulting from member failures, mergers or changes in the principal place of business of members;
▪	Our ability to declare dividends or to pay dividends at rates consistent with past practices;
▪	Soundness of other financial institutions, including FHLBank members, nonmember borrowers, and the other FHLBanks;
▪	Changes in the value or liquidity of collateral underlying advances to FHLBank members or nonmember borrowers or collateral pledged by derivative counterparties;
▪	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;
▪	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;
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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – “Risk Factors.”

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

PART I

Item 1: Business

General
One of 12 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). Our primary business is making collateralized loans and providing other banking services to member institutions and certain qualifying non-members (housing associates). We are a cooperative owned by our members and are generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees and board of directors. We are exempt from federal, state and local taxation except real property taxes. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations or off-balance sheet special purpose entities.

We are supervised and regulated by the Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

1  "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

Any federally insured depository institution or insurance company whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2010, this asset cap was $1.0 billion.

Our members are required to purchase and maintain our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own capital stock in the FHLBank based on the amount of the member’s assets and the level of business activities it engages in with us. As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than 5 percent of any class of our voting securities and any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 89 and 90 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our primary business activities are providing collateralized loans, known as advances, to members and housing associates, and acquiring residential mortgage loans from or through members. By law, only certain general categories of collateral are eligible to secure FHLBank credit. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, derivative intermediation and cash management, as well as technical expertise in the asset/liability, risk management and housing/community development areas.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. The capital markets have traditionally considered the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have traditionally had ready access to funding at relatively favorable spreads to U.S. Treasuries.

Additional funds are provided by deposits, other borrowings and the issuance of capital stock. Deposits are received from both member and non-member financial institutions. Both the FHLBank itself and FHLBank consolidated obligations are currently rated Aaa/P-1 by Moody’s Investors Service (Moody’s) and AAA/A-1+ by Standard & Poor’s (S&P) based in part on the FHLBanks’ relationship with the U. S. government. However, consolidated obligations jointly issued by the FHLBanks as well as deposits or other indebtedness of the FHLBank are not obligations of, nor guaranteed by, the U.S. government.

Business Segments
We currently do not manage or segregate our operations by segments.

Advances
We make advances to members and housing associates based on the security of residential mortgages and other eligible collateral.
Following is a brief description of our standard advance product offerings:
▪	Line of credit advances are variable rate, non-amortizing, prepayable, revolving line products that provide an alternative to the purchase of Federal funds or repurchase agreement borrowings;
▪	Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from three to 93 days;
▪	Regular fixed rate advances are non-amortizing loans, prepayable with a fee, with terms to maturity from 94 days to 180 months;
▪
Adjustable rate advances are non-amortizing loans, which are: (1) prepayable with fee on interest rate reset dates, if the variable interest rate is tied to any one of a number of standard indices including the London Interbank Offered Rate (LIBOR), Treasury bills, Federal funds, or Prime; or (2) prepayable without fee if the variable interest rate is tied to one of our short-term fixed rate advance products;

▪	Callable advances can have a fixed or variable rate of interest for the term of the advance and contain an option(s) that allows for the prepayment of the advance without a fee on specified dates;
▪	Amortizing advances are fixed rate loans, prepayable with fee, that contain a set of predetermined principal payments to be made during the life of the advance;
▪
Convertible advances are non-amortizing, fixed rate loans that contain an option(s) that allows us to convert the fixed rate advance to a prepayable, adjustable rate advance that re-prices monthly based upon our one-month short-term, fixed rate advance product. Once we exercise our option to convert the advance, it can be prepaid without fee on the initial conversion date or on any interest rate reset date thereafter; and

▪
Standby credit facility is a variable rate, non-amortizing, prepayable, revolving standby credit line that provides a greater level of assurance that secured funding can be provided during a market disruption.

Customized advances may be created on request including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Note 10 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 69 and 70 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

We also offer a variety of specialized advance products to address housing and community development needs. The products include advances priced at our cost of funds plus reasonable administrative expenses, as well as advances priced at our cost of funds. These advance products address needs for low-cost funding to create affordable rental and homeownership opportunities, and for commercial and economic development activities, including those that benefit low- and moderate-income neighborhoods. Refer to Item 1 – “Business – Other Mission-related Activities” for more details.

In addition to members, we make advances to certain non-members (housing associates). To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act of 1934; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of some governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state housing finance agency (HFA). We currently have three housing associates as customers and all three are state HFAs.

At the time an advance is originated, we are required to obtain and maintain a security interest in collateral eligible in one or more of the following categories:
▪	Fully disbursed, whole first mortgages on 1-4 family residential property (not more than 90 days delinquent) or securities representing a whole interest in such mortgages;
▪
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage GSEs (including, without limitation, MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae));

▪	Cash or deposits in an FHLBank;
▪
Other acceptable real estate-related collateral, provided such collateral has a readily ascertainable market value and we can perfect a security interest in such property (e.g., privately issued collateralized mortgage obligations (CMOs), mortgages on multifamily residential real property); or

▪	In the case of any CFI, secured loans to small business, small farm and small agri-business or securities representing a whole interest in such secured loans.

As additional security for a member’s indebtedness, we have a statutory lien upon that member’s FHLBank stock. Plus, at our discretion, additional collateral may be required to secure a member’s outstanding credit obligations at any time (whether or not such collateral would be eligible to originate an advance).

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), we take control of all collateral. In the event that the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral to fully collateralize the member’s indebtedness to us.

Mortgage Loans
We purchase or fund various mortgage products from or through participating financial institution members (PFIs) under the MPF Program, a secondary mortgage market structure. Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties.

The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program loans are considered Acquired Member Assets (AMA), a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Allocation of Risk: The MPF Program is designed to allocate risks associated with MPF loans between us and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations and to retain or acquire servicing of MPF loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment and liquidity risks associated with owning MPF loans.

Under the Finance Agency’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs. The master commitment defines the pool of MPF loans for which the CE obligation is set so the risk associated with investing in such a pool of MPF loans is equivalent to investing in a AA-rated asset.

For conventional MPF loan products, PFIs assume or retain a portion of the credit risk. Subsequent to any primary mortgage insurance (PMI), we share in the credit risk of the loans with the member. We assume the first layer of loss coverage as defined by the First Loss Account (FLA). If losses beyond the FLA layer are incurred for a pool, the member assumes the loan losses up to the amount of the CE obligation as specified in a master commitment agreement for each pool of mortgage loans purchased from the member. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are paid a CE fee for managing this credit risk. In some instances, depending on the MPF product type (see descriptions below), all or a portion of the CE fee may be performance based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation for a pool of MPF loans are our responsibility. All loss allocations among us and our members are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). Members’ CE obligations must be fully collateralized with assets considered acceptable by our policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

There are five MPF loan products from which PFIs may choose (see Table 1). Four of these products (Original MPF, MPF 125, MPF Plus and MPF Government) are closed loan products in which we purchase loans acquired or closed by the PFI. MPF 100 is a product in which we “table fund” MPF loans; that is, we provide the funds through the PFI as our agent to make the MPF loan to the borrower. Under all of the above MPF loan products, the PFI performs all traditional retail loan origination functions. With respect to the MPF 100 product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees.

PFI Eligibility: Members and eligible housing associates may apply to become a PFI. We review the general eligibility of the member, its servicing qualifications and its ability to supply documents, data and reports required to be delivered by PFIs under the MPF Program. A Participating Financial Institution Agreement provides the terms and conditions for the sale or funding of MPF loans, including required CE obligations, and establishes the terms and conditions for servicing MPF loans. All of the PFI’s CE obligations under this agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with us. We have the right under the advances agreement to request additional collateral to secure the PFI’s MPF CE obligations.

MPF Provider: The FHLBank of Chicago serves as the MPF Provider for the MPF Program. The MPF Provider maintains the structure of MPF loan products and the eligibility rules for MPF loans. In addition, it manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program.

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides, which detail the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a fee, which is based upon the unpaid balances of MPF loans funded since January 1, 2004.

MPF Servicing: PFIs selling MPF loans may either retain the servicing function or transfer it. If a PFI chooses to retain the servicing function, they receive a servicing fee. Servicing-retained PFIs may utilize approved subservicers to perform the servicing duties. If the PFI chooses to transfer servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loan with the PFI receiving a service-released premium. The servicing fee is paid to the third-party servicer. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide. Throughout the servicing process, the master servicer monitors PFI compliance with MPF Program requirements and makes periodic reports to the MPF Provider.

Mortgage Standards: PFIs are required to deliver mortgage loans that meet the eligibility requirements in the MPF Guides. The eligibility guidelines in the MPF Guides applicable to the conventional MPF loans in our portfolio are broadly summarized as follows:
▪
Mortgage characteristics: MPF loans must be qualifying 5- to 30-year conforming conventional, fixed rate, fully amortizing mortgage loans, secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.

▪
Loan-to-value (LTV) ratio and PMI: The maximum LTV for conventional MPF loans is 95 percent, though Affordable Housing Program (AHP) mortgage loans may have LTVs up to 100 percent. Conventional MPF loans with LTVs greater than 80 percent are insured by PMI from an approved mortgage guaranty insurance company.

▪
Documentation and compliance: Mortgage documents and transactions are required to comply with all applicable laws. Mortgage loans are documented using standard Fannie Mae/Freddie Mac uniform instruments.

▪
Government loans: Government loans sold under the MPF Program have the same parameters as conventional MPF loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet all requirements to be insured or guaranteed by the applicable government agency.

▪
Ineligible mortgage loans: Loans not eligible for sale under the MPF Program include mortgage loans unable to be rated by S&P, loans not meeting eligibility requirements, loans classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws, or subprime, non-traditional, or higher-priced mortgage loans.

Loss Calculations: Losses under the FLA are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss and how the components of the loss are recognized. Under the FLA, a loss is the difference between the recorded loan value and the total proceeds received from the sale of an MPF property after paying any associated expenses, not to exceed the amount of the FLA. The loss is recognized upon sale of the mortgaged property. For financial reporting purposes, when an MPF loan is deemed a loss loan, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Other Real Estate Owned (OREO) expenses in the current period. FLA and loss information for December 31, 2010 and 2009 can be found in Table 31.

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any claim, action or proceeding asserting that we are liable under these laws. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws.

Table 1 presents a comparison of the different characteristics for each of the MPF products as of December 31, 2010:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset1	Servicing Fee to PFI
Original MPF	4 basis points (bps) per year against unpaid balance, accrued monthly	After FLA, to bring to the equivalent of “AA”	10 bps per year, paid monthly; guaranteed	No	25 bps per year, paid monthly

MPF 100	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly; performance based after 3 years	Yes; after first 3 years, to the extent recoverable in future years	25 bps per year, paid monthly

MPF 125	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly; performance based	Yes; to the extent recoverable in future years	25 bps per year, paid monthly

MPF Plus	Sized to equal expected losses	0 to 20 bps after FLA and supplemental mortgage insurance (SMI), to bring to the equivalent of “AA”	7 bps per year plus 6 to 7 bps per year; performance based (delayed for 1 year); all fees paid monthly	Yes; to the extent recoverable in future years	25 bps per year, paid monthly

Original MPF for Government Loans	N/A	N/A (unreimbursed servicing expenses only)	N/A2	N/A	44 bps per year, paid monthly

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

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2010:

Table 2

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

4
SMI represents the coverage obtained from the supplemental mortgage insurer. The initial premium for the insurance is determined based on a sample $100 million loan pool. The final premium determination is made during the 13th month of the master commitment agreement, at which time any premium adjustment is determined based on actual characteristics of loans submitted. The SMI generally covers a portion of the PFI’s CE obligation which typically ranges from 200 to 250 bps of the dollar amount of loans delivered into a mortgage pool, but the PFI may purchase an additional level of coverage to completely cover the PFI’s CE obligation. The CE fees paid to PFIs for this program are capped at a maximum of 14 bps, which is broken into two components, fixed and variable. The fixed portion of the CE fee is paid to the SMI insurer for the coverage discussed above and is a negotiated rate depending on the level of SMI coverage, ranging from 6 to 8 bps. The variable portion is paid to the PFI, and ranges from 6 to 8 bps, with payments commencing the 13th month following initial loan purchase under the master commitment agreement.

5	PCE represents the CE obligation that the PFI wishes to retain rather than covering with SMI. Under this MPF product, the retained amount can range from 0 to 20 bps.

Investments
A portfolio of investments is maintained for liquidity, asset-liability management and income purposes and to invest capital within the established statutory and regulatory limits. We maintain a portfolio of short-term investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit, bank notes, bankers’ acceptances and commercial paper. A longer-term investment portfolio is also maintained, which includes securities issued by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS that carry the highest ratings from Moody’s, Fitch Ratings (Fitch) or S&P at the date of acquisition.

We are prohibited from investing in certain types of securities including:
▪
Instruments, such as common stock, that represent an ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

▪	Instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks;
▪	Non-investment-grade debt instruments other than certain investments targeted to low-income persons or communities, and instruments that were downgraded after purchase;
▪
Whole mortgages or other whole loans other than: (1) those acquired under our MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally-Recognized Statistical Rating Organization (NRSRO); (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the Bank Act; and

▪	Non-U.S. dollar denominated securities.

The Finance Agency limits our total investment in MBS by requiring that the total carrying value of MBS owned not exceed 300 percent of our previous month-end total regulatory capital on the day we purchase the securities. The definition of total regulatory capital for the MBS limitation includes mandatorily redeemable capital stock, which is reclassified as a liability under generally accepted accounting principles in the United States of America (GAAP), but excludes accumulated other comprehensive income (AOCI). Under Finance Board Resolution 2008-08, the FHLBanks were granted temporary authority to increase MBS up to 600 percent of previous month-end total regulatory capital under specific conditions. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for further discussion of Finance Board Resolution 2008-08 and actions taken by the FHLBank. We are prohibited from purchasing:
▪	Interest-only or principal-only stripped MBS, CMOs, real estate mortgage investment conduits (REMICs) and eligible ABS;
▪	Residual-interest or interest-accrual classes of CMOs, REMICs and eligible ABS; and
▪
Fixed rate MBS, CMOs, REMICs and eligible ABS, or floating rate MBS, CMOs, REMICs and eligible ABS that on the trade date are at rates equal to their contractual cap or that have average lives which vary by more than six years under an assumed instantaneous interest rate change of 300 bps.

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary sources of liabilities and represent the principal source we use to fund our advances and mortgage programs and to purchase investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. Consequently, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have historically had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. Our ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, assists in managing our balance sheet effectively and efficiently. Moody’s currently rates the FHLBanks’ consolidated obligations Aaa/P-1, and S&P currently rates them AAA/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the 12 FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though its obligations are not guaranteed by the U.S. government.

Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt under Section 11(a) without Finance Agency approval. We are primarily and directly liable for the portion of consolidated obligations issued on our behalf. In addition, we are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on the consolidated obligations of all 12 FHLBanks under Section 11(a). The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. If the principal or interest on any consolidated obligation issued on behalf of an individual FHLBank is not paid in full when due, the FHLBank may not pay dividends to, or redeem or repurchase shares of stock from, any member of that individual FHLBank.

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2010 and 2009 (in millions):

Table 3

	12/31/2010	12/31/2009
Par value of consolidated obligations of the FHLBank	$34,999	$38,950

Par value of consolidated obligations of all 12 FHLBanks	$796,374	$930,617

Finance Agency regulations provide that we must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:
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

Table 4 illustrates our compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2010 and 2009 (in thousands):

Table 4

	12/31/2010	12/31/2009
Total non-pledged assets	$38,600,798	$42,532,519
Total carrying value of consolidated obligations	$35,225,977	$39,111,634

Ratio of non-pledged assets to consolidated obligations	1.10	1.09

The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the 12 FHLBanks. It also prepares the 12 FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments, administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, and manages the FHLBanks’ relationship with the NRSROs with respect to ratings on consolidated obligations.

Consolidated Obligation Bonds: Consolidated obligation bonds satisfy our term funding needs. Typically, the maturities of these bonds range from 1 year to 15 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

Consolidated obligation bonds are generally issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Federal Funds Effective Rate, Constant Maturity Swap (CMS), Prime and 11th District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices.

Consolidated Obligation Discount Notes: The Office of Finance also sells consolidated obligation discount notes on behalf of the FHLBanks to meet short-term funding needs. These securities have maturities up to one year and are offered daily through certain securities dealers in a discount note selling group. In addition to the daily offerings of discount notes, the FHLBanks auction specific amounts of discount notes with fixed maturity dates ranging from 4 to 26 weeks through competitive auctions held twice a week utilizing the discount note selling group. The amount of discount notes sold through the auctions varies based upon market conditions and on the funding needs of the FHLBanks. Discount notes are sold at a discount and mature at par.

Use of Derivatives
The Finance Agency’s Financial Management Policy (FMP) and our Risk Management Policy (RMP) establish guidelines for the use of derivatives. Interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts and other derivatives can be used as part of our interest-rate risk management and funding strategies. These policies, along with Finance Agency regulations 12 CFR Part 956.5 and Part 956.6, prohibit trading in or the speculative use of derivatives and limit credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives only to reduce funding costs for consolidated obligations and to manage other risk elements such as interest-rate risk, mortgage prepayment risk, unsecured credit risk and foreign currency risk.

We use derivatives in three general ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction (the swapped consolidated obligation bond transactions discussed in the next paragraph fall into this category); (2) by acting as an intermediary between stockholders and the capital markets; or (3) in asset/liability management but not designated for hedge accounting. For example, we use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rate terms between assets and liabilities, we also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities and anticipated transactions, to hedge the duration risk of prepayable instruments and to reduce funding costs as discussed below.

To reduce funding costs, we frequently execute derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions). At times, we also execute derivatives concurrently with the issuance of consolidated obligation discount notes. This allows us to create synthetic variable rate debt at a cost that is often lower than the cost of a comparable variable rate cash instrument issued directly by us. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and short-term assets. It also allows us, in some instances, to offer a wider range of attractively priced advances to our members than would otherwise be possible. The continued attractiveness of these swapped consolidated obligation transactions depends on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may alter the types or terms of the consolidated obligations issued and derivatives transacted to better match assets, to meet customer needs and to improve our funding costs.

We frequently purchase interest rate caps with various terms and strike rates to manage embedded interest rate cap risk associated with our variable rate MBS and CMO portfolios. We can also use interest rate caps and floors, swaptions and callable swaps to manage and hedge prepayment and option risk on MBS and CMOs held in our held-to-maturity portfolio. Although these derivatives are valid economic hedges against the prepayment and option risk of our portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings.

Other common ways in which we use derivatives to manage our assets and liabilities are:
▪
To preserve an interest rate spread between the yield of an asset (e.g., an advance) and the cost of the supporting liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated if there are non-parallel changes in the interest rate on the advance and/or the interest rate on the bond, or if the rates change at different times;

▪	To mitigate the adverse earnings effects of the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities; and
▪	To protect the value of existing asset or liability positions or of anticipated transactions.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Derivatives” and Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management” for further information on derivatives.

Deposits
The Bank Act allows us to accept deposits from our members, housing associates, any institution for which we are providing correspondent services, other FHLBanks and other government instrumentalities. We offer several types of deposit programs to our members and housing associates, including demand, overnight and term deposits.

Liquidity Requirements: To support deposits, Finance Agency regulations require us to have at least an amount equal to current deposits invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. In addition, we must meet the additional liquidity policies and guidelines outlined in our RMP. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management” for further discussion of our liquidity requirements.

Capital, Capital Rules and Dividends
FHLBank Capital Adequacy and Form Rules: The Gramm-Leach-Bliley Act (GLB Act) allows us to have two classes of stock, and each class may have sub-classes. Class A stock is conditionally redeemable on six months’ written notice from the member, and Class B stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict the ability of the FHLBanks to effectuate such redemptions. Membership is voluntary. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to utilize our credit and mortgage finance products. Members that withdraw from membership may not reapply for membership for five years.

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

Under the GLB Act and the Finance Agency rules and regulations, we are subject to risk-based capital rules. Only permanent capital can satisfy our risk-based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a 4 percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. We may not redeem or repurchase any of our capital stock without Finance Agency approval if the Finance Agency or our Board of Directors determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital, even if we are in compliance with our minimum regulatory capital requirements (risk-based, leverage and total capital). Therefore, a stockholder’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, the FHLBank maintaining compliance with the three regulatory capital requirements: risk-based, leverage and total capital.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital” for additional information regarding our capital plan.

Dividends: We may pay dividends from unrestricted retained earnings and current income. For a discussion regarding restricted retained earnings, please see Joint Capital Enhancement Agreement under Item 1 – “Business – Capital, Capital Rules and Dividends.” Our Board of Directors may declare and pay dividends in either cash or capital stock. Under our capital plan, all dividends that are payable in capital stock must be paid in the form of Class B Common Stock, regardless of the class upon which the dividend is being paid.

Consistent with Finance Board guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted a retained earnings policy, which provides guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings policy includes detailed calculations of four components: (1) market risk, which is based upon our projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary to pay dividends at three-month LIBOR over the period); (2) credit risk, which requires that retained earnings be sufficient to credit enhance all of our assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated); (3) operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and (4) derivative hedging volatility, which is the projected income impact of derivative hedging activities under 100-basis-point shocks in interest rates (maximum derivative hedging loss under up or down shocks). The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2010 and 2009 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2010	09/30/2010	06/30/2010	03/31/2010
Market Risk (dividend paying capacity)1	$0	$0	$30,541	$654
Credit Risk	82,524	87,965	100,840	143,727
Operations Risk	24,757	26,390	39,414	43,314
Derivative Hedging Volatility	32,487	45,857	49,524	41,263
Total Retained Earnings Threshold	139,768	160,212	220,319	228,958
Actual Retained Earnings as of End of Quarter	351,754	327,235	314,770	315,138
Overage (Shortage)	$211,986	$167,023	$94,451	$86,180

1	Market risk is zero when we have sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2009	09/30/2009	06/30/2009	03/31/2009
Market Risk (dividend paying capacity)	$5,186	$637	$8,017	$5,900
Credit Risk	89,272	63,907	25,030	35,727
Operations Risk	28,337	19,363	9,914	12,488
Derivative Hedging Volatility	37,723	37,181	17,174	15,387
Total Retained Earnings Threshold	160,518	121,088	60,135	69,502
Actual Retained Earnings as of End of Quarter	355,075	319,640	306,229	210,644
Overage (Shortage)	$194,557	$198,552	$246,094	$141,142

Under our retained earnings policy, any shortage of actual retained earnings with respect to the retained earnings threshold is to be met over a period generally not to exceed two years from the quarter-end calculation. The policy also provides that meeting the established retained earnings threshold shall have priority over the payment of dividends, but that the Board of Directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. The retained earnings threshold level fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time.

Joint Capital Enhancement Agreement (JCE Agreement): Effective February 28, 2011, we entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a Separate Restricted Retained Earnings Account (RRE Account). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLBank will build its RRE Account to a minimum of one percent of its total outstanding consolidated obligations through the 20 percent allocation. For this purpose, total outstanding consolidated obligations is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding hedging adjustments (Total Consolidated Obligations). Under the JCE Agreement, an FHLBank may make voluntary allocations above 20 percent of its net income and/or above the targeted balance of 1 percent of its Total Consolidated Obligations.

The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments, each FHLBank shall commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBanks (REFCORP payments are made the quarter following the quarter for which an obligation applies).

The JCE Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. Any year-to-date or annual losses must first be allocated to the unrestricted retained earnings of an FHLBank’s RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of an FHLBank’s RRE Account, but not below a zero balance. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLBank’s quarterly allocation requirement will thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year.

If the size of an FHLBank’s balance sheet would decrease and consequently, Total Consolidated Obligations would decline, the percent allocated could exceed the targeted one percent of Total Consolidated Obligations. The JCE Agreement provides that if an FHLBank's RRE Account exceeds 1.5 percent of its Total Consolidated Obligations, such FHLBank may transfer amounts from its RRE Account to the unrestricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5 percent of the FHLBank’s Total Consolidated Obligations immediately following such transfer.

Finally, the JCE Agreement provides that during periods in which an FHLBank’s RRE Account is less than one percent of its Total Consolidated Obligations, such FHLBank may pay dividends only from the unrestricted retained earnings of its RRE Account or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.

The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically if a change in the FHLBank Act, Finance Agency regulations, or other applicable law has the effect of: (1) creating any new or higher assessment or taxation on the net income or capital of any FHLBank, or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (2) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account other than the amount specified in the JCE Agreement; or (b) prohibiting dividend payments from any portion of an FHLBank's retained earnings that are not held in its RRE Account.

Upon the voluntarily termination of the JCE Agreement, the requirement to allocate earnings to the RRE Account would cease (with Finance Agency consent for those FHLBanks for which a capital plan amendment has been approved), but the restrictions on the use of restricted retained earnings will continue until an event that triggers automatic termination occurs or until the FHLBanks unanimously agree to remove such restriction (and the Finance Agency approves the termination, for those FHLBanks for which a capital plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLBank’s obligation to make allocations to its RRE Account will terminate and any restrictions on the use of amounts in its RRE Account will be eliminated.

Tax Status
Although we are exempt from all federal, state and local taxation except for real property taxes, we are obligated to make payments to REFCORP in the amount of 20 percent of net earnings after operating expenses and AHP expenses. In addition, the 12 FHLBanks must set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP are currently equivalent to an effective minimum income tax rate of 26.5 percent, but this effective rate will be slightly higher depending upon the amount of interest expense for mandatorily redeemable capital stock recorded by the FHLBank during the year. Based on historical prepayment rates, we expect that we may fulfill our REFCORP obligations in 2011 and at that time, the AHP assessment will continue at 10 percent of current income before charges for AHP. Because of our tax-exempt status, cash dividends paid to members do not qualify for the corporate dividends received deduction.

Other Mission-related Activities
In addition to supporting residential mortgage lending, one of our core missions is to support related housing and community development. We administer and fund a number of targeted programs specifically designed to fulfill that mission. These programs have provided housing opportunities for thousands of very low-, low- and moderate-income households and strengthened communities primarily in Colorado, Kansas, Nebraska and Oklahoma.

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Tax Status” are reserved for this program. AHP provides cash grants or subsidizes the interest rate on advances to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction or rehabilitation of very low-, low- and moderate-income owner occupied or rental housing. In the case of a subsidized advance, the amount charged against the AHP liability is the present value of the differences in cash flows between the AHP advance and a hypothetical advance with an interest rate based upon the estimated cost of funds rate for a comparable maturity. The discount rate for the cash flow differences is our estimated cost of funds rate for a comparable maturity. Since inception of the AHP, the majority of AHP awards have been in the form of cash grants. Historically, the outstanding principal of AHP-related advances to total advances outstanding has represented a negligible percentage of our total advances. In addition to the standard competition for AHP funds, customized programs under the AHP include:
▪
Homeownership Set-aside Programs: Rural First-time Homebuyer Program (RFHP) – RFHP provides down payment, closing cost or rehabilitation cost assistance to first-time homebuyers in rural areas and rehabilitation or rebuilding cost assistance to homeowners in rural federally declared disaster areas;

▪
Homeownership Set-aside Programs: Targeted Ownership Program (TOP) – TOP provides down payment, closing cost or rehabilitation cost assistance in rural and urban areas to disabled first-time homebuyers or first-time homebuyer households with a disabled member of the household; and

▪
Homeownership Set-aside Programs: Mortgage Refinancing Program (MRP) – MRP provides assistance to members refinancing first mortgages at risk of foreclosure by providing funding for closing cost and principal reduction. This program was authorized by the Finance Agency and expired on July 30, 2010. The funding for this use was subject to the terms and conditions of using set-aside funds for this purpose established by regulations issued by the Finance Agency.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.8 percent, 3.8 percent and 2.6 percent of total advances outstanding as of December 31, 2010, 2009 and 2008, respectively. Programs under the CICA Program, which is not funded through the AHP, include:
▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a markup for administrative costs;

▪
Community Housing Program Plus (CHP Plus) – CHP Plus makes up to $25 million in loans available to members annually to help finance the construction, acquisition or rehabilitation of rental housing occupied by or affordable for households whose incomes do not exceed 80 percent of the area’s median income level. At least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP Plus-based loans to members at the FHLBank’s estimated cost of funds for a comparable maturity;

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-businesses, public or private utilities, schools, medical and health facilities, churches, day care centers or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses or projects located in a rural community, neighborhood, census tract or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area or Community Adjustment and Investment Program Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪
Housing and Community Development Emergency Loan Program (HELP) – HELP provides up to $25 million in advances annually for members to finance recovery efforts in federally-declared disaster areas. We provide advances for HELP-based loans to members at our estimated cost of funds for a comparable maturity.

Other Housing and Community Development Programs. A number of other voluntary housing and community development programs specifically developed for our members have also been established. These programs are not funded through the AHP and include the following:
▪
Joint Opportunities for Building Success (JOBS) – In 2010, $1,247,000, in JOBS funds were distributed to assist members in promoting employment growth in their communities. We distributed $975,000 and $1,225,000 in 2009 and 2008, respectively. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2011, the Board of Directors has approved up to $1,250,000 in grants that may be made available under this program. The following are elements of the JOBS program: (1) funds made available to projects only through our members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member; (7) projects can only be located in FHLBank Topeka’s District (Colorado, Kansas, Nebraska and Oklahoma); (8) applications of a political nature will not be accepted (JOBS funds cannot be used for any lobbying activity at the local, state or national level); and (9) FHLBank employees and members of their households may not receive JOBS funds except in their capacity as a volunteer of a nonprofit entity;

▪
Community Initiative – The Community Initiative is a flexible direct grant program created to address housing and community development needs within the district that are not fully addressed by our other programs. In order to provide the maximum flexibility in identifying and addressing housing and community development needs, the program does not have prescribed criteria. Available funding used for the Community Initiative was $9,000 in 2010, $13,000 in 2009 and $17,000 in 2008. Up to $22,000 in funding has been allocated for this program for 2011; and

▪
Rural First-time Homebuyer Education Program – We provide up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. We used $78,000, $49,000 and $50,000 of the available funds for this program during 2010, 2009 and 2008, respectively. For, 2011, $100,000 has been allocated to this program again.

Competition
Advances: Demand for advances is affected by, among other things, the cost of alternative sources of liquidity available to our members, including deposits from members’ customers and other sources of liquidity that are available to members. Such other suppliers of wholesale funds may include investment banks, commercial banks, and U.S. government lending programs. Smaller members generally have access to alternative funding sources through brokered deposits and the sale of securities under agreements to repurchase, while larger members typically have access to a broader range of funding alternatives. Large members may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence member demand for advances and can change as a result of a variety of factors including, among others, market conditions, product availability through the FHLBank, the member’s creditworthiness and availability of member collateral for other types of borrowings.

Mortgage Loans: We are subject to significant competition in purchasing conventional, conforming fixed rate mortgage loans and government-guaranteed mortgage loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for purchasing mortgages comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, we also compete with regional and national financial institutions that buy and/or invest in mortgage loans. Depending on market conditions, these investors may seek to hold, securitize or sell conventional, conforming fixed rate mortgage loans. We continuously reassess our potential for success in attracting and retaining customers for our mortgage loan products and services, just as we do with our advance products. We compete for the purchase of mortgage loans primarily on the basis of price, products, structures and services offered.

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac and the FHLBanks are generally referred to as the housing GSEs, and the cost of the debt of each can be positively or negatively affected by political, financial or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, our debt costs may rise or less debt may be issued at the same cost than would otherwise be the case. In addition, the availability and cost of funds raised through the issuance of certain types of unsecured debt may be adversely affected by regulatory initiatives that tend to reduce investment by certain depository institutions in unsecured debt with greater price volatility or interest rate sensitivity than similar maturity fixed rate, non-callable instruments of the same issuer.

Derivatives: The sale of callable debt and the simultaneous execution of callable interest rate swaps with options that mirror the options in the debt have been an important source of competitive funding for us. As such, the depth of the markets for callable debt and mirror-image derivatives is an important determinant of our relative cost of funds. There is considerable competition among high-credit-quality issuers, especially among the three housing GSEs, for callable debt and for derivatives. There can be no assurance that the current breadth and depth of these markets will be sustained.

Regulatory Oversight, Audits and Examinations
General: We are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government. The Finance Agency is responsible for providing effective supervision, regulation and housing mission oversight of the FHLBank to promote its safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The Finance Agency is headed by a director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Director (currently an acting Director) has designated and prescribed functions, powers and duties to a Deputy Director responsible for explicit oversight of the FHLBanks. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chairman of the Securities and Exchange Commission (SEC) and the Director, who serves as the Chairperson of the Board. The Finance Agency is funded in part through assessments from the 12 FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. To assess our safety and soundness, the Finance Agency conducts annual, on-site examinations, as well as periodic on-site and off-site reviews. Additionally, we are required to submit monthly information on our financial condition and results of operations to the Finance Agency. This information is available to all FHLBanks.

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

Audits and Examinations: We have an internal audit department and our Board of Directors has an audit committee. The Director of Internal Audit reports directly to the Board of Director’s Audit Committee. In addition, an independent registered public accounting firm audits our annual financial statements and effectiveness of internal controls over financial reporting. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Agency and Congress all receive the audit reports. We must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

The Comptroller General has authority under the Bank Act to audit or examine the Finance Agency and the individual FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the applicable FHLBank. The Comptroller General may also conduct his or her own audit of any financial statements of any individual FHLBank.

Personnel
As of March 15, 2011, we had 199 employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees good.

Legislation and Regulatory Developments
The legislative and regulatory environment for the FHLBank has been one of profound change during the period covered by this report, the most notable of which was the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from non-FHLBank financial regulators, such as the Federal Deposit Insurance Corporation (FDIC), added to the climate of rapid regulatory change. We expect 2011 to involve additional, significant legislative and regulatory changes as regulations are issued to implement the Dodd-Frank Act and proposals for reform of Fannie Mae and Freddie Mac are introduced. Any legislative proposals for reform of Fannie Mae and Freddie Mac may or may not impact the FHLBanks.

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

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America’s Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report recognized the vital role the FHLBanks play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace and noted that the Obama Administration would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market is substantially reduced. Specifically, with respect to the FHLBanks, the report stated the Obama Administration supports limiting the level of advances and reducing portfolio investments, consistent with the FHLBanks’ mission of providing liquidity and access to capital for insured depository institutions.

Dodd-Frank Act: On July 21, 2010, the Dodd-Frank Act was enacted into law. The Dodd-Frank Act, among other things: (1) creates a consumer financial protection agency; (2) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (3) regulates the over-the-counter derivatives market; (4) reforms the credit rating agencies; (5) provides shareholders with an advisory vote on the compensation practices of the entity in which they invest, including executive compensation and golden parachutes; (6) establishes new requirements, including a risk-retention requirement, for MBS; (7) makes a number of changes to the federal deposit insurance system; and (8) creates a federal insurance office that will monitor the insurance industry.

The Dodd-Frank Act may also subject the FHLBanks to heightened prudential standards established by the Federal Reserve Board if the FHLBanks are identified as being systemically important financial institutions. These standards may include risk-based capital requirements, liquidity requirements, risk management and a resolution plan. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject the FHLBanks to higher capital requirements.

Regulation of Derivative Transactions: The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Swaps and security-based swaps will be regulated by the Commodity Futures Trading Commission (CFTC) and the SEC, respectively. Although the definition of the term “swap” is yet to be issued by the CFTC and SEC, the CFTC and SEC have issued numerous proposed regulations related to the definition of Swap Dealer and Major Swap Participant; the responsibilities of entities designated as Swap Dealers or Major Swap Participants, including registration, reporting and recordkeeping; margin and capital requirements; and the protection of collateral of counterparties to cleared and uncleared swaps; among other regulations implementing their responsibilities for regulating derivative transactions.

Expiration of Authority to Issue Tax-Exempt Letters of Credit: The authority of the FHLBanks to issue letters of credit to support non-housing-related tax-exempt state and local bond issuances on behalf of members expired on December 31, 2010 in accordance with the Recovery Act.

Finance Agency Publishes Final Rule on the Board of Directors of the Federal Home Loan Bank System Office of Finance: On May 3, 2010, the Finance Agency published a final rule amending the size and structure of the Office of Finance board of directors (Office of Finance Board) and how the Office of Finance Board exercises oversight over the process for preparing the FHLBank System’s combined financial reports. Pursuant to the final rule, the Office of Finance Board shall consist of 17 members, including the 12 FHLBank presidents and 5 independent directors. The independent directors must: (1) each be a citizen of the United States; (2) as a group, have substantial experience in financial and accounting matters; and (3) shall not have any material relationship with an FHLBank, or the Office of Finance. Each independent director serves a five-year term (which shall be staggered so that no more than one independent director seat would be scheduled to become vacant in any one year) and may not serve more than two consecutive terms. The initial independent directors were appointed by the Finance Agency from among persons nominated by the current Office of Finance Board, after the Office of Finance Board consulted with the FHLBanks. Upon expiration of the initial term of each independent director, the independent directors subsequently shall be elected by majority vote of the Office of Finance Board, subject to Finance Agency review of, and lack of objection to, each independent director. The Office of Finance Board is responsible for overseeing the establishment of policies regarding consolidated obligations, setting policies for management and operation of the Office of Finance, approving a strategic plan for the Office of Finance, and overseeing the Chief Executive Officer of the Office of Finance, among other responsibilities.

The Audit Committee of the Office of Finance Board consists of the independent directors of the Office of Finance Board. The Audit Committee is responsible for: (1) overseeing the audit function of the Office of Finance and the presentation and the accurate and meaningful combination of information submitted by the FHLBanks in the FHLBank System’s combined financial reports; (2) ensuring that the FHLBanks adopt consistent accounting policies and procedures to the extent necessary for information submitted by the FHLBanks to the Office of Finance to be combined to create accurate and meaningful combined financial reports; and (3) establishing common accounting policies and procedures, in consultation with the Finance Agency, for the information submitted by the FHLBanks to the Office of Finance for the combined financial reports, as they relate to the combined financial reports for the FHLBanks, among other responsibilities. The final rule became effective on June 2, 2010.

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

Also on April 5, 2010, in the same rulemaking, the Finance Agency published a final regulation on director compensation and expenses. Previously, on October 23, 2009, the Finance Agency published a proposed rule implementing section 1202 of the Recovery Act, which repealed the statutory caps on the annual compensation that can be paid to FHLBank directors. The final rule requires each FHLBank’s board of directors annually to adopt a written policy to provide for the payment of reasonable compensation and expenses to the directors of the FHLBank. At a minimum, the final rule requires the compensation policy to: (1) identify the activities or functions for which director attendance or participation is necessary and which may be compensated; (2) explain and justify the methodology used to determine the amount of compensation to be paid to the directors; and (3) include provisions requiring that compensation paid must reflect the amount of time a director has spent on official business, and that compensation be reduced, as necessary, to reflect lesser attendance at board or committee meetings. Under the final rule, each FHLBank must submit to the Director of the Finance Agency a copy of its compensation policy no fewer than 10 business days after adopting the policy and no fewer than 30 calendar days prior to the first payment to be made under the policy. The final rule specifies the authority of the Director of the Finance Agency to disapprove compensation arrangements that do not conform to the reasonableness standards imposed by the Bank Act and the final rule. The final rule became effective May 5, 2010.

Finance Agency Publishes Final Rule on FHLBank Housing Goals: On December 27, 2010, the Finance Agency published a final rule implementing section 10C of the Bank Act, which requires the Director of the Finance Agency to establish housing goals with respect to the FHLBanks. The final rule establishes a low-income families housing goal, a low-income areas housing goal, a very low-income families housing goal, and a single family refinancing mortgage goal applicable to the FHLBanks’ purchases of single-family owner-occupied mortgages under their AMA programs, consistent with the Finance Agency’s proposed single-family housing goals for Fannie Mae and Freddie Mac. The final rule measures the FHLBanks’ single-family housing goals performance relative to the actual goals-qualifying shares of the primary mortgage market during the year in each FHLBank’s district. An FHLBank will be subject to the housing goals if the unpaid principal balance of the FHLBank’s purchases of AMA-approved mortgages in a given year exceeds a volume threshold of $2.5 billion. The final rule became effective on January 26, 2011.

Finance Agency Publishes Final Rule on Minority and Women Inclusion: On December 28, 2010, the Finance Agency published a final rule implementing section 1116 of the Recovery Act, which requires the Finance Agency, Fannie Mae, Freddie Mac and the FHLBanks to promote diversity and the inclusion of women and minorities in all activities. The final rule requires Fannie Mae, Freddie Mac and the FHLBanks (the Regulated Entities) to establish an Office of Minority and Women Inclusion, or designate an office, responsible for carrying out the requirements of the regulation. The final regulation establishes minimum standards and requirements for the Regulated Entities to promote diversity and ensure, to the maximum extent possible in balance with financially safe and sound business practices, the inclusion and utilization of minorities, women, individuals with disabilities, and minority-, women-, and disabled-owned businesses at all levels, in management and employment, in all business and activities, and in procurement, insurance and all types of contracts. The final regulation also requires each Regulated Entity to establish a program for outreach designed to ensure to the maximum extent possible the inclusion of diverse individuals in contracting opportunities. The program must apply to all service contracts and contracts for goods that equal or exceed $10 thousand in annual value entered into by the Regulated Entity, must establish standards requiring the publication of contracting opportunities, and must ensure the consideration of the diversity of a contractor when the Regulated Entity reviews and evaluates offers from contractors. Finally, the Regulated Entity must report annually to the Finance Agency certain demographic data concerning diversity in employment and contracting as well as a detailed summary of the Regulated Entity’s activities during the reporting year. The final rule became effective on January 27, 2011.

Finance Agency Publishes Final Rule on Use of Community Development Loans by CFIs: On December 9, 2010, the Finance Agency published a final rule implementing section 1211 of the Recovery Act which expands the types of eligible collateral that CFI members may pledge to secure FHLBank advances to include secured loans for community development activities and to allow FHLBanks to make long term advances to CFI members for purposes of financing community development activities. The final rule defines “community development” with reference to the definition of “community development” in the Community Reinvestment Act regulations. The final rule became effective on January 10, 2011.

Finance Agency Publishes Final Regulation and Proposed Guidance on Reporting of Fraudulent Financial Instruments: On January 27, 2010, the Finance Agency published a final regulation on reporting of fraudulent financial instruments. The final regulation implements Section 1379E of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Recovery Act, which subjects the FHLBanks to both fraud reporting and internal control requirements. The final regulation requires the Regulated Entities to establish and maintain adequate and efficient controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud in connection with the purchase or sale of any loan or financial instrument. When a Regulated Entity discovers fraud or suspected possible fraud, either through its internal controls or notification by outside parties, the fraud or suspected possible fraud is to be reported to the Finance Agency. The final regulation noted that guidance would be provided to further define the due diligence requirements for specific programs and products. The final regulation became effective February 26, 2010.

On May 27, 2010, the Finance Agency issued proposed guidance on the Reporting of Fraudulent Financial Instruments regulation. The guidance addresses, among other things, due diligence to discover fraud or possible fraud and specific reporting and internal controls requirements. Regulated Entities had until June 18, 2010 to raise significant questions and seek clarification.

Finance Agency Publishes Final Regulation on Office of the Ombudsman: On February 10, 2011, the Finance Agency published a final regulation establishing an Office of the Ombudsman. The final regulation implements Section 1105(e) of the Recovery Act, which requires the Director of the Finance Agency to establish, by regulation, an Office of the Ombudsman. The Office of the Ombudsman is responsible for considering complaints and appeals from the Regulated Entities and the Office of Finance, and from any person that has a business relationship with a Regulated Entity or the Office of Finance, regarding any matter relating to the regulation and supervision of the Regulated Entities or the Office of Finance by the Finance Agency. The final regulation became effective March 14, 2011.

Finance Agency Publishes Final Rule on Temporary Increases in Minimum Capital Levels: On March 3, 2011, the Finance Agency published a final rule authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank’s risks. The final rule establishes standards for imposing a temporary increase and for rescinding such an increase, and a time frame for review of such an increase. The Director of the Finance Agency may impose a temporary minimum-capital increase if consideration of one or more of the following factors leads the Director of the Finance Agency to the judgment that the current minimum capital requirement for a Regulated Entity is insufficient to address the Regulated Entity’s risks:
▪	Current or anticipated declines in the value of assets held by the Regulated Entity, the amounts of MBS issued or guaranteed by the Regulated Entity, and its ability to access liquidity and funding;
▪	Credit, market, operational and other risks;
▪	Current or projected declines in the capital held by the Regulated Entity;
▪	A Regulated Entity’s material non-compliance with regulations, written orders or agreements;
▪	Housing finance market conditions;
▪	Levels of retained earnings;
▪	Initiatives, operations, products or practices that entail heightened risk;
▪	The ratio or market value of equity to the par value of capital stock; and/or
▪	Other conditions as identified by the Director of the Finance Agency.

The rule provides that the Director of the Finance Agency shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. The final rule will become effective on April 4, 2011.

Finance Agency Publishes Advance Notice of Proposed Rulemaking on Members of FHLBanks: On December 27, 2010, the Finance Agency published an advance notice of proposed rulemaking noting that it was undertaking a review of its regulations governing FHLBank membership to identify provisions that may need to be updated to ensure they remain consistent with the statutory provisions that require a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The Finance Agency identified one purpose of the review was to determine whether the existing regulatory standards and the manner in which they have been applied allow the FHLBanks to admit to membership institutions that have insufficient involvement in supporting residential housing finance and, if so, whether it would be appropriate to revise the regulations to ensure that any institutions admitted to membership have and maintain a demonstrable involvement in residential mortgage lending and otherwise comply with the statutory requirements for membership. Comments on the advance notice of proposed rulemaking are due on March 28, 2011.

Finance Agency Publishes Notice of Proposed Rulemaking on Voluntary Mergers of FHLBanks: On November 26, 2010, the Finance Agency published a proposed rulemaking implementing section 1209 of the Recovery Act to address voluntary mergers of FHLBanks. The proposed rulemaking would establish required procedures for two or more FHLBanks to follow in order to consummate a merger, consolidation, purchase and assumption or other business combination. Pursuant to the proposed rulemaking, two or more FHLBanks may merge provided:
▪	Such FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of a merger agreement;
▪	Such FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;
▪	The Director has granted preliminary approval of the merger;
▪	The members of each such FHLBank ratify the merger agreement; and
▪	The Director has granted final approval of the merger agreement.
Comments on the proposed rulemaking were due by January 25, 2011.

Finance Agency Publishes Notice of Proposed Rulemaking on FHLBank Investments: On May 4, 2010, the Finance Agency published a notice of proposed rulemaking on the investment authority of the FHLBanks. The proposed rule would incorporate limits on the FHLBanks’ investment in MBS and certain ABS that are currently set forth in the FMP. The FMP was established by the Federal Housing Finance Board, predecessor to the Finance Agency, to consolidate into one document the previously separate policies on funds management, hedging, interest-rate swaps, unsecured credit and interest-rate risks. Most provisions of the FMP have since been superseded by regulation. Upon incorporating the remaining FMP provisions into a regulation pursuant to the proposed rule, the Finance Agency expects to terminate the FMP.

In addition to proposing amendments to the Finance Agency regulations, the Finance Agency noted that it is considering whether it should adopt additional restrictions, or lower the overall limit, on the FHLBanks’ investment in MBS generally, and in private-label MBS in particular. Specifically, the Finance Agency requested comment on the following: (1) what other measures, besides limiting MBS holdings to 300 percent of an FHLBank’s capital, might offer a prudent limit on MBS holdings that also would mitigate potential future losses from the FHLBanks’ MBS portfolios; (2) whether there should be a separate limit or additional restrictions on the purchase of private-label MBS; (3) whether the Finance Agency should restrict purchases of private-label MBS based on collateral characteristics; and (4) whether the Finance Agency should adopt a requirement that an FHLBank may only purchase private-label MBS rated in the highest investment grade category. Comments on the proposed rulemaking were due by July 6, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on Conservatorship and Receivership: On July 9, 2010, the Finance Agency published a notice of proposed rulemaking to implement Section 1367 of the Recovery Act, which sets forth the Finance Agency’s authority over critically undercapitalized Regulated Entities. The proposed regulation describes the basic authorities of the Finance Agency when acting as conservator or receiver, including the authority over enforcement and repudiation of contracts. As conservator or receiver of a regulated entity, the proposed regulation provides that the Finance Agency may, among other authorities: (1) take over the assets of and operate the regulated entity with all of the powers of the shareholders, the directors, and the officers of the regulated entity and conduct all business of the regulated entity; (2) continue the missions of the regulated entity; (3) ensure that the operations and activities of each regulated entity foster liquid, efficient, competitive and resilient national housing finance markets; (4) ensure that each regulated entity operates in a safe and sound manner; and (5) collect all obligations and money due the regulated entity. The proposed regulation establishes procedures for acting as conservator or receiver and priorities of claims for contract parties and other claimants, which include the order in which various classes of claimants would be paid, partially or in full, in the event that a regulated entity would be unable to pay all valid claims. Additionally, the proposed regulation addresses whether and to what extent claims against the Regulated Entities by current or former holders of their equity interests for rescission or damages arising from the purchase, sale, or retention of such equity interests will be paid while those entities are in conservatorship or receivership. Finally, the proposed regulation would clarify that for purposes of priority determinations, claims arising from rescission of a purchase or sale of an equity security of a regulated entity, or for damages arising from the purchase, sale or retention of such a security, will be treated as would the underlying security to which the claim relates. Comments on the proposed regulation were due by September 7, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on Rules of Practice and Procedure: On August 12, 2010, the Finance Agency published a notice of proposed rulemaking to implement the Recovery Act amendments to the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Safety and Soundness Act) and the Bank Act pertaining to the civil enforcement powers of the Finance Agency, and the Rules of Practice and Procedure for enforcement proceedings. The Safety and Soundness Act authorizes the Finance Agency to initiate enforcement proceedings against the Regulated Entities, and entity-affiliated parties, which include directors, officers and employees of the Regulated Entities. The proposed rulemaking would govern the conduct of Finance Agency administrative hearings on the record for enforcement proceedings as provided in the Safety and Soundness Act, including for cease and desist proceedings, proceedings for civil money penalties and removal and suspension proceedings, and would also delineate the specific enforcement authority of the Director of the Finance Agency. Comments on the proposed regulation were due by October 12, 2010.

Finance Agency Publishes Notice of Proposed Rulemaking on Private Transfer Fee Covenants: On February 8, 2011, the Finance Agency published a notice of proposed rulemaking restricting the Regulated Entities from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the Regulated Entities from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages or securities backed by the income stream from such covenants, unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Regulated Entities would be required to comply with the regulation within 120 days of the publication of the final rule. Comments on the proposed rulemaking are due by April 11, 2011.

Finance Agency Publishes Notice of Proposed Rulemaking on Information Sharing Among FHLBanks: On September 30, 2010, the Finance Agency published a notice of proposed rulemaking to implement Section 1207 of the Recovery Act which requires the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks and to promulgate regulations to facilitate the sharing of such information among the FHLBanks. Pursuant to the proposed regulation, the Finance Agency would distribute final reports of examination and any other supervisory reports that the Finance Agency reports to the board of directors of any FHLBank to each of the other FHLBanks and the Office of Finance. Within ten business days of the Finance Agency’s presentation of the report of examination or other supervisory report to an FHLBank’s board of directors, an FHLBank would have the ability to request in writing that particular information contained in the reports not be shared with the other FHLBanks or the Office of Finance because it is proprietary and the public interest requires that it not be shared. After the expiration of the ten business day period and after the Finance Agency has made a determination on the request to withhold information, the Finance Agency will be required to distribute a copy of the report of examination or other supervisory report to each FHLBank and the Office of Finance. Comments on the proposed rule were due by November 29, 2010.

Finance Agency Publishes Advance Notice of Proposed Rulemaking on Alternatives to Use of Credit Ratings in Finance Agency Regulations: On January 31, 2011, the Finance Agency published an advance notice of proposed rulemaking on alternatives to the use of credit ratings in regulations governing Fannie Mae, Freddie Mac and the FHLBanks. Section 939A of the Dodd-Frank Act provides Federal agencies with one year to review regulations that require the use of an assessment of the creditworthiness of a security or money market instrument and any references to, or requirements in, such regulations regarding credit ratings, and to remove such references or requirements. The Finance Agency requested comments on the advance notice of proposed rulemaking to help it assess how it can change its regulations and to identify standards that may be appropriate as replacements for credit ratings issued by NRSROs. Comments on the advance notice of proposed rulemaking were due by March 17, 2011.

SEC and CFTC Publish Advance Notice of Proposed Rulemaking on Definitions Contained in Title VII of the Dodd-Frank Act: On August 20, 2010, the SEC and CFTC published an advance notice of proposed rulemaking requesting comment on the definitions of certain key terms which must be defined to implement the Dodd-Frank Act. Specifically, the SEC and CFTC requested comment on the definitions of “swap,” “swap dealer,” “major swap participant,” “eligible contract participant,” “security-based swap,” “security-based swap dealer,” “major security-based swap participant” and “security-based swap agreement.” Comments on the advance notice of proposed rulemaking were due by September 20, 2010.

Financial Stability Oversight Council (FSOC) Publishes Proposed Rulemaking Regarding the Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies: On January 26, 2011, the FSOC published a proposed rule which would implement section 113 of the Dodd-Frank Act, which gives the FSOC the authority to require that a nonbank financial company be supervised by the Board of Governors of the Federal Reserve System (Board of Governors) and be subject to enhanced prudential standards if the FSOC determines that material financial distress at a firm, or the nature, scope, size, scale, concentration, interconnectedness, or mix of activities of a firm, could pose a threat to the financial stability of the United States. The proposed rule incorporates each of the statutory factors that must be considered in determining whether a nonbank financial company should be governed by the Board of Governors. The Dodd-Frank Act requires the FSOC to consider: (1) the extent of the leverage of the company; (2) the extent and nature of the off-balance-sheet exposures of the company; (3) the extent and nature of the transactions and relationships of the company with other significant nonbank financial companies and significant bank holding companies; (4) the importance of the company as a source of credit for households, businesses, and State and local governments and as a source of liquidity for the United States financial system; (5) the importance of the company as a source of credit for low-income, minority, or underserved communities, and the impact that the failure of such company would have on the availability of credit in such communities; (6) the extent to which assets are managed rather than owned by the company, and the extent to which ownership of assets under management is not concentrated; (7) the nature, scope, size, scale, concentration, interconnectedness, and mix of the activities of the company; (8) the degree to which the company is already regulated by one or more primary financial regulatory agencies; (9) the amount and nature of the financial assets of the company; (10) the amount and types of the liabilities of the company, including the degree of reliance on short-term funding; and (11) any other risk-related factors that the FSOC deems appropriate. Comments on the proposed rulemaking were due by February 25, 2011.

Board of Governors Publishes Proposed Rulemaking on Definitions of “Predominantly Engaged in Financial Activities” and “Significant” Nonbank Financial Company: On February 11, 2011, the Board of Governors published a proposed rule to establish the criteria for determining whether a company is “predominantly engaged in financial activities” and define the term “significant nonbank financial company” for purposes of Title I of the Dodd-Frank Act. The proposed rule generally provides that a company is predominantly engaged in financial activities if the consolidated annual gross financial revenues, or total financial assets, of the company represent 85 percent or more of the company’s consolidated annual gross revenues, or consolidated total assets, in that fiscal year. The proposed rule would define a significant nonbank financial company as: (1) any nonbank financial company supervised by the Board of Governors; and (2) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year. Comments on the proposed rule are due by March 30, 2011.

FSOC Publishes a Notice and Request for Information on the Study Regarding the Implementation of the Prohibitions on Proprietary Trading and Certain Relationships with Hedge Funds and Private Equity Funds: On October 6, 2010, the FSOC published a notice and request for comment pursuant to Section 619 of the Dodd-Frank Act which requires the FSOC to study and make recommendations on implementing the Volker Rule, which prohibits banking entities from engaging in proprietary trading and from maintaining certain relationships with hedge funds and private equity funds, and imposes additional capital requirements for, and additional quantitative limits with regard to, proprietary trading. Under Section 619, the Office of the Comptroller of the Currency, the FDIC, the Board of Governors, the SEC and the CFTC must consider the recommendations of the FSOC study in developing and adopting regulations to implement the Volker Rule. Comments on the notice and request for comment were due by November 5, 2010.

FDIC Publishes Interim Final Rule Implementing Certain Orderly Liquidation Authority Provisions of the Dodd-Frank Act: On January 25, 2011, the FDIC published an interim final rule which implements certain provisions of its authority to resolve covered financial companies under Title II of the Dodd-Frank Act. Section 209 of the Dodd-Frank Act authorizes the FDIC, in consultation with the FSOC, to prescribe rules to implement the liquidation process under Title II of the Dodd-Frank Act’s mandate of transparency in the liquidation of failing systemic financial companies. Title II of the Dodd-Frank Act provides a process for the appointment of the FDIC as receiver of a failing financial company that poses significant risk to the financial stability of the United States (covered financial company). We are not considered a covered financial company pursuant to the Dodd-Frank Act. While ensuring that creditors bear the losses of the company’s failure under a specific claims priority, Title II incorporates procedural and other protections for creditors to ensure they are treated fairly. Pursuant to the Dodd-Frank Act, creditors are guaranteed that they will receive no less than the amount they would have received if the covered financial company had been liquidated under Chapter 7 of the Bankruptcy Code. Comments on the interim final rule are due by March 28, 2011. The interim final rule became effective on January 25, 2011.

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

In addition, the Dodd-Frank Act requires the FDIC and the National Credit Union Administration (NCUA) to provide unlimited deposit insurance for non-interest bearing transaction accounts. This Dodd-Frank Act requirement is effective for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. These TAG programs provide an alternative source of funds for many of our members, which competes with our advance business.

FDIC Publishes Final Rule on Assessments and Large Bank Pricing and a Notice of Adoption of an FDIC Restoration Plan: On February 25, 2011, the FDIC published a final rule to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base, to change the assessment rate adjustments, to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments, to implement the Dodd-Frank Act’s dividend provisions, to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur, and to make technical and other changes to the FDIC’s assessment rules. The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (DIF). With respect to the FDIC’s authority, the Dodd-Frank Act, among other things, (1) raised the minimum designated reserve ratio (DRR), which the FDIC must set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR (which was formerly capped at 1.5 percent) and therefore the size of the DIF; (2) required that the DIF reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminated the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Dodd-Frank Act also required that the FDIC amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Pursuant to the Dodd-Frank Act and the final rule, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity. In addition, on December 20, 2010, the FDIC published a final rule implementing a comprehensive, long-range management plan for the DIF and setting the DRR at 2 percent. The final rule on assessments will become effective April 1, 2011.

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

Federal Reserve Program to Purchase Direct Obligations of FHLBanks: On November 25, 2008, the Federal Open Market Committee (FOMC) announced an initiative to commence purchasing up to $100 billion of the debt of the housing GSEs. Following this announcement, FHLBank term debt pricing improved relative to U.S. Treasury securities and interest rate swaps. On March 18, 2009, the FOMC announced that it was directing the Federal Reserve to increase its projected purchases of GSE debt from $100 billion to $200 billion. On September 23, 2009, the FOMC announced its intention to gradually slow the pace of these purchases and to execute them by the end of the first quarter of 2010. On November 4, 2009, the FOMC announced its intention to reduce the aggregate amount of GSE debt that they intended to purchase to about $175 billion. The Federal Reserve had purchased a total of $172 billion of GSE term debt at the expiration of the program on March 31, 2010.

Where to Find Additional Information
We file our annual, quarterly and current reports and other information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s Web site at www.sec.gov. Additionally, on our Web site at www.fhlbtopeka.com, you can find a link to the SEC’s Web site which can be used to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by recently enacted legislation and other ongoing actions by the U. S. government in response to disruptions in the financial markets. Disruptions in the financial markets over the last several years have significantly impacted the financial services industry, our members and us. In response to the economic downturn and the recently ended recession, the U.S. government established certain governmental programs that have and may continue to adversely impact our access to and cost of funds and our competitive position for providing advances. These and future governmental programs could create increased funding costs for consolidated obligations and decreased borrowing activity from our members that could have a material adverse impact on our financial condition and results of operations. See Item 1 – “Business – Legislation and Regulatory Developments” for further discussion of government programs and initiatives.

These initiatives or proposed initiatives have at various times adversely impacted our competitive position with respect to accessing financing as well as the rate that we pay for borrowed funds. For example, the U.S. government’s financial backing of Fannie Mae and Freddie Mac have resulted in the debt securities of Fannie Mae and Freddie Mac being marginally more attractive to investors at various times than the debt securities of the FHLBanks.

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

The Dodd-Frank Act may also subject the FHLBanks to heightened prudential standards established by the Federal Reserve Board if the FHLBanks are identified as being systemically important financial institutions. These standards may include risk-based capital requirements, liquidity requirements, risk management and a resolution plan. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject us to higher capital requirements.

Finally, the Dodd-Frank Act requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank’s ability to hedge its interest rate risk exposure from advances and mortgage loan purchases, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. Recent regulatory actions taken by the SEC and the CFTC may subject us to increased regulatory requirements which have the potential of making derivative transactions more costly and less attractive as risk management tools. We may be subject to initial and variation margin requirements and may be designated as a Swap Dealer or Major Swap Participant, and therefore subject to registration with the CFTC and additional reporting, recordkeeping and internal business conduct standards. Such regulatory actions also have the potential to impact the costs of certain transactions between us and our members if those transactions are treated as “swaps” by the CFTC. Furthermore, as required by the Dodd-Frank Act, effective April 1, 2011, the FDIC is revising the assessment base for insured depository institutions to equal average consolidated total assets minus average tangible equity. The change in the assessment base could have the effect of reducing commercial bank leverage and consequently reduce their demand for short-term funding instruments, which could negatively impact the spread we earn on our short-term investment portfolio, and could have the effect of making advances more costly and less attractive to our members, thereby having a potential adverse impact on our assets and earnings.

We cannot predict the effect of any new regulations on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our lending or investments, which could negatively affect our financial condition and results of operations.

The U.S. Congress is also considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. A report released by the U.S. Treasury Department and HUD on February 11, 2011 outlines possible GSE reforms, including potential reforms to the business models of Fannie Mae, Freddie Mac and the FHLBanks. We do not know how or to what extent GSE reform legislation will impact the business or operations of FHLBank or the FHLBank System.

To the extent that these initiatives, proposed initiatives and other actions by the U.S. Congress or U.S. government in response to the financial crisis cause a significant decrease in the aggregate amount of advances, our financial condition and results of operations may be adversely affected. See Item 1 – “Business – Competition” for further discussion of the reduction in member borrowings as a result of competition arising from actions of the U.S. government. See Item 1 – “Legislative and Regulatory Developments” for more information on potential future legislation regarding GSE reform.

We may become liable for all or a portion of the consolidated obligations of one or more of the other FHLBanks. We are jointly and severally liable with the other FHLBanks for all consolidated obligations issued on behalf of all 12 FHLBanks through the Office of Finance. We cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all our consolidated obligations have been paid in full. If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligation, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks. However, no FHLBank has ever defaulted on its debt obligations since the FHLBank System was established in 1932.

We are subject to a complex body of laws and regulations that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations.

We cannot predict whether new regulations will be promulgated by the Finance Agency or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our operations. Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of funding, a change in our permissible business activities, or a decrease in the size, scope or nature of our membership or our lending, investment or MPF Program activities, which could negatively affect our financial condition and results of operations.

We share a regulator with Fannie Mae and Freddie Mac. The Finance Agency currently serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae and Freddie Mac. Because the business models of Fannie Mae and Freddie Mac are significantly different from that of the FHLBanks, there is a risk that actions by the Finance Agency toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition.

There is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac. For example, the conservatorship of Fannie Mae and Freddie Mac, the U.S. Treasury financing agreements, and negative accounting and other announcements by Fannie Mae and Freddie Mac have created pressure on debt pricing from time to time, as investors have perceived GSE debt instruments as bearing increased risk. These actions resulted in somewhat increased spreads on GSE debt, including FHLBank debt relative to U.S. Treasury securities. In addition, the special status of Fannie Mae and Freddie Mac debt securities could result in higher relative funding costs on FHLBank debt. As a result of the foregoing, we may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors relative to Fannie Mae and Freddie Mac debt securities. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest spreads (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If we change the pricing of our advances in response to this potential decrease in net interest spreads, the advances may no longer be as attractive to our members, and any outstanding advance balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect our financial condition and results of operations.

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. The severe financial and economic disruptions, which began in the fourth quarter of 2007, deteriorated further in the fall of 2008 with the conservatorship of Fannie Mae and Freddie Mac and the bankruptcy of Lehman Brothers. While the financial and economic disruptions persisted into the first quarter of 2009, their severity decreased as we progressed through the remainder of 2009. In the depths of the crisis, our cost of issuing term debt increased significantly relative to U.S. Treasury obligations and LIBOR and resulted in us becoming more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less. Had there also been any significant disruption in the short-term debt markets during the same time period, it could have had a serious effect on our business and the business of the other FHLBanks. If such a significant market disruption in the short-term debt markets had occurred for an extended time, we might not have been able to obtain short-term funding on acceptable terms and the high cost of longer-term liabilities would likely have caused us to increase advance rates, which could have adversely affected demand for advances and, in turn, our results of operations. Alternatively in such a scenario, continuing to fund longer-term variable rate assets with very short-term liabilities could have adversely impacted our results of operations if the cost of those short-term liabilities had risen to levels above the yields on the long-term variable rate assets being funded. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial and economic disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

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

Changes in our credit ratings may adversely affect our business operations. A revision in or withdrawal of our credit ratings could adversely affect us in a number of ways. It could require the posting of additional collateral for derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to pledge for public unit deposits or other transactions. We have also executed various standby bond purchase agreements with two state HFAs in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We seek to be in a position to meet our members’ credit and liquidity needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, in accordance with the Finance Agency’s requirement to maintain five calendar days of contingent liquidity, we maintain a contingency liquidity plan designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital markets volatility. However, regulatory actions, such as the SEC’s 2010 regulation amending the rules governing money market funds, may increase our cost of funds and/or may increase the cost of maintaining liquidity requirements established in policy or regulation. Our efforts to manage our liquidity position, including carrying out our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

Changes in the credit standing of other FHLBanks, including the credit ratings assigned to those FHLBanks, could adversely affect us. The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one or more of the other 11 FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks have been rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. As of March 15, 2011 two FHLBanks had ratings of AA+, and one of those was also on negative outlook by S&P. FHLBank Topeka and the remaining nine FHLBanks were rated AAA with a stable outlook by S&P. All 12 FHLBanks were rated Aaa by Moody’s. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue consolidated obligations for our benefit.

We face competition for loan demand, purchases of mortgage loans and access to funding which could adversely affect our earnings. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including U.S. government-guaranteed programs, investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may offer more favorable terms on their loans than we offer on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations that are applicable to us. This enables those competitors to offer products and terms that we are not able to offer.

The availability of alternative funding sources to our members, such as the ability to sell covered bonds, may significantly decrease the demand for our advances. Any change we might make in pricing our advances, in order to compete more effectively with these competitive funding sources, may decrease our profitability on advances. A decrease in the demand for our advances, or a decrease in our profitability on advances, would negatively affect our financial condition and results of operations.

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

We also compete in the capital markets with Fannie Mae, Freddie Mac, other GSEs and U.S. government-guaranteed programs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. We face increased competition in the Agency/GSE and other related debt markets as a result of government-guaranteed debt programs, including those explicitly guaranteed by the U.S. and foreign governments. Our ability to obtain funds through the issuance of debt depends in part on prevailing market conditions in the capital markets (including investor demand), such as effects on the reduction in liquidity in financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on terms that are acceptable to us. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has kept pace with our funding needs, we cannot assure that this will continue in the future.

The yield on or value of our MBS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS investments. Delinquencies and losses with respect to residential mortgage loans have generally remained high, particularly in the nonprime sector, including subprime and alternative documentation loans. In addition, residential property values in many states have continued to decline or are just beginning to stabilize, after extended periods during which those values appreciated. If delinquency and/or default rates on mortgages continue to increase, and/or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS investments. In addition, market prices for many of the private-label MBS we hold are below their amortized cost due to market uncertainty and illiquidity. The significant widening of credit spreads that began in December 2007 and reduced the fair value of our MBS portfolio, which includes Agency and private-label MBS, has mostly reversed itself. Despite the overall improvement in the market prices of our MBS since the end of 2008, we could experience additional other-than-temporary impairments on certain investment securities in the future, which could result in further losses. Furthermore, market illiquidity has, from time to time, increased the amount of management judgment required to value private-label MBS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

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

Securities or mortgage loans pledged as collateral by our borrowers could be adversely affected by the devaluation or inability to liquidate the collateral in the event of a default by the borrower. Although we obtain sufficient collateral on advances to protect ourselves from credit losses, changes in market conditions or other factors may cause the collateral to deteriorate in value, which could lead to a credit loss in the event of a default by a borrower and adversely affect our financial condition and results of operations. A reduction in liquidity in the financial markets or otherwise could have the same effect.

Counterparty credit risk could adversely affect us. We assume unsecured credit risk when entering into money-market transactions and financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform on its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations.

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, which are currently perceived to present a higher degree of risk than they were perceived to present in the past due to the continued reduced liquidity in financial markets for certain financial transactions, difficulties in the current housing market and the deterioration in the financial performance and condition of financial institutions in general. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on advances; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers and financial guarantors; (3) third-party providers of private and supplemental mortgage insurance for mortgage loans purchased under the MPF Program; (4) derivative counterparties; and (5) unsecured money market and Federal funds investment transactions. The liquidity and financial condition of some of our counterparties may have been adversely affected by the continued reduced liquidity in the financial markets for certain financial transactions and difficulties in the housing market. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition.

We rely upon derivatives to lower our cost of funds and reduce our interest-rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest-rate risk, option risk and mortgage-prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances. As a result, our effective use of derivatives depends upon management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest-rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms, we may incur higher funding costs, be required to limit certain advance product offerings and be unable to effectively manage our interest-rate risk and other risks, which could negatively affect our financial condition and results of operations.

We may not be able to pay dividends at rates consistent with past practices. Our Board of Directors may only declare dividends on our capital stock, payable to members, from our unrestricted retained earnings and current income. Our ability to pay dividends also is subject to statutory and regulatory requirements, including meeting all regulatory capital requirements. For example, the potential promulgation of regulations by the Finance Agency that would require higher levels of retained earnings or mandated revisions to our retained earnings policy could lead to higher levels of retained earnings, and thus, lower amounts of retained earnings available to be paid out to our members as dividends. Failure to meet any of our regulatory capital requirements would prevent us from paying any dividend.

Further, events such as changes in our market-risk profile, credit quality of assets held and increased volatility of net income caused by the application of certain GAAP may affect the adequacy of our retained earnings and may require us to increase our threshold level of retained earnings and correspondingly reduce our dividends from historical dividend payout ratios in order to achieve and maintain the threshold amounts of retained earnings under our retained earnings policy.

Our ability to declare dividends in the form of capital stock may be restricted by Finance Agency rules regarding excess stock. Pursuant to Finance Agency regulations, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. If our total assets are significantly decreased, our ability to issue dividends in stock may be impaired which could, in turn, adversely affect demand for our advances. Additionally, Finance Agency regulations on capital classifications could restrict our ability to pay a dividend.

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

We cannot guarantee, however, that we will be able to redeem capital stock even at the end of the redemption periods. The redemption or repurchase of our capital stock is prohibited by Finance Agency regulations and our capital plan if the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption request if the redemption would cause the member to fail to maintain its minimum capital stock investment requirement. Moreover, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its capital stock to another member, we cannot assure that a member would be allowed to sell or transfer any excess capital stock to another member at any point in time.

We may also suspend the redemption of capital stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Agency for redemptions or repurchases is required if the Finance Agency or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, we cannot assure that the Finance Agency would grant such approval or, if it did, upon what terms it might do so. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations that we issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.

Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our capital stock that is held by a member. Since there is no public market for our capital stock and transfers require our approval, we cannot assure that a member’s purchase of our capital stock would not effectively become an illiquid investment.

Changes in the application of relevant accounting standards, especially those related to the accounting for derivatives, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of GAAP for those derivatives. This earnings volatility is caused by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item, and by the changes in the fair values of derivatives that do not qualify for hedge accounting (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item). If we did not apply hedge accounting, the result could be an increase in volatility of our earnings from period to period. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings threshold, and our members’ willingness to hold the stock necessary for membership and/or activity with us, such as advance and mortgage loan activities.

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

We rely on financial models to manage our market risk, to make business decisions and for financial accounting and reporting purposes. The impact of financial models and the underlying assumptions used to value financial instruments may have an adverse impact on our financial condition and results of operations. We make significant use of financial models for managing risk. For example, we use models to measure and monitor exposures to interest rate and other market risks, including prepayment risk, as well as credit risk. We also use models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. The degree of management judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to regular validation by independent parties, rapid changes in market conditions could impact the value of our instruments. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations.

The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products, and in financial statement reporting. We have adopted policies, procedures, and controls to monitor and manage assumptions used in these models. However, models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the results are not reliable due to inaccurate assumptions, we could make poor business decisions, including asset and liability management, or other decisions, which could result in an adverse financial impact. Furthermore, any strategies that we employ to attempt to manage the risks associated with the use of models may not be effective.

We could be negatively affected by local and national business and economic conditions, as well as other events that are outside of our control. Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business than expected. For example, conditions affecting interest rates, money supply and capital markets, including those stemming from policies of governmental entities such as the Federal Reserve Board or the U.S. Treasury, have a significant impact on our operations. Changes in these conditions could adversely affect our ability to increase and maintain the quality of our interest-earning assets and could increase the costs of our interest-bearing liabilities. For example, a prolonged or worsening economic downturn or the continued deterioration of property values could cause higher delinquency and default rates on our outstanding mortgage loans and even cause a loss on our advances, although we have never incurred a credit loss on an advance.

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

We could experience losses on our MBS/CMO and HFA investments as a result of losses in the home mortgage loan market or the failure of a third-party insurer. Increased delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of our MBS/CMO and HFA investments. The magnitude of the losses in the home mortgage loan market could potentially overwhelm one or more of the monoline mortgage insurance companies resulting in such company’s failure to perform. If the collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bond holders could experience losses of principal.

A third-party insurer (obligated under PMI or SMI) of portions of our MPF Program loans could also fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools.

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

Member failures, out-of-district consolidations and changes in member business with us may adversely affect our financial condition and results of operations. Over the last several years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors have led to an increase in both the number of financial institution failures and the number of mergers and consolidations. During 2010, we experienced member failures, member consolidations and significant changes in the level of advance business with certain members. If the number of member institution failures, consolidations and decreases in business continues to increase, these activities may reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and the results of operations, as well as our operations generally.

Further, while member failures may cause us to liquidate pledged collateral if the outstanding advances are not repaid, the failures of the past several years have been resolved either through repayment directly from the FDIC or through the purchase and assumption of the advances by another surviving financial institution. Liquidation of pledged collateral may cause financial statement losses. Additionally, as members become financially distressed, we may, at the request of their regulators, decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If member banks are unable to obtain sufficient liquidity from us, further deterioration of that member institution may continue. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.

Our controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate. We may fail to identify and manage risks related to a variety of aspects of our business, including without limitation, operational risk, interest-rate risk, legal and compliance risk, human capital risk, liquidity risk, market risk and credit risk. We have adopted controls, procedures, policies and systems to monitor and manage these risks. Our management cannot provide complete assurance that such controls, procedures, policies and systems are adequate to identify and manage the risks inherent in our business and because our business continues to evolve, we may fail to fully understand the implications of changes in our business, and therefore, we may fail to enhance our risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on our financial condition, results of operations, and value to our membership.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We occupy approximately 62,796 square feet of leased office space at One Security Benefit Place, Suite 100, Topeka, Kansas. We also maintain in Topeka a leased off-site back-up facility with approximately 3,000 square feet. Small offices are leased in Nebraska and Oklahoma for member account management personnel.

Item 3: Legal Proceedings

We are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations. Additionally, management does not believe that we are subject to any material pending legal proceedings outside of ordinary litigation incidental to our business.

Item 4: (Removed and Reserved)

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a cooperative, members own almost all of our Class A Common Stock and Class B Common Stock with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advances executed and mortgage loans sold while they were members. Note, however, that the portion of our capital stock subject to mandatory redemption is treated as a liability and not as capital, including the capital stock of former members. There is no public trading market for our capital stock.

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of December 31, 2010, we had 852 stockholders of record and 6,071,973 shares of Class A Common Stock and 8,667,485 shares of Class B Common Stock outstanding, including 138,115 shares of Class A Common Stock and 57,383 shares of Class B Common Stock subject to mandatory redemption by members or former members. We are not currently required to register either class of our stock under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, we were required to file a registration statement in order to voluntarily register one of our classes of stock pursuant to section 12(g)(1) of the Exchange Act. Our registration was effective July 14, 2006.

We paid quarterly stock dividends during the years ended December 31, 2010 and 2009, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid2	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid2
12/31/2010	0.40%	$43	$573	$616	3.00%	$26	$6,328	$6,354
09/30/2010	0.75	43	841	884	3.00	38	8,204	8,242
06/30/2010	0.75	45	522	567	3.00	37	9,822	9,859
03/31/2010	0.75	44	499	543	3.00	40	9,764	9,804
12/31/2009	0.75	49	508	557	3.00	59	10,024	10,083
09/30/2009	0.75	47	509	556	3.00	40	10,496	10,536
06/30/2009	0.75	44	872	916	2.50	46	8,682	8,728
03/31/2009	0.75	44	1,084	1,128	2.50	38	9,325	9,363

1	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
2	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

Management anticipates that we will continue to pay quarterly dividends in the future, primarily in shares of Class B Common Stock. Dividends may be paid in cash or Class B Common Stock as authorized under our capital plan and approved by our Board of Directors. We believe that dividends paid in the form of stock are advantageous to members because FHLBank stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code (IRC) and are, therefore, not taxable at the time declared and credited to a member. Dividends paid in stock can be utilized by members to support future activity with us or can be redeemed by the member if the amounts represent excess stock, subject to stock redemption request procedures and limitations. Our dividends generally increase as short-term interest rates rise and decrease as short-term interest rates fall. The dividend percent paid has historically been a function of or closely tied to our net income for a dividend period. We have a retained earnings policy that was considered by the Board of Directors when dividends were declared during 2009 and 2010, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid in any of those periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” for a discussion of restrictions on dividend payments in the form of capital stock. We do not expect that our retained earnings policy will significantly affect dividends paid during 2011. We expect that we will continue to be able to make additions to retained earnings while paying Class B Common Stock dividends at or above short-term market interest rates and Class A Common Stock dividends (paid in cash or in Class B Common Stock) at or slightly below short-term market interest rates, on average. While the average Class A Common Stock dividend rate for 2010 was 0.67 percent per annum, well above short-term interest rates such as overnight Federal funds (average of 0.18 percent for 2010), this relationship will not remain at such levels when short-term interest rates begin to rise. There is also a possibility that dividend levels might be reduced in order to meet the threshold level of retained earnings under the policy since the threshold level fluctuates from period to period, because it is a function of the size and composition of our balance sheet and the risks contained therein.

On December 28, 2006, the Finance Board adopted a final rule (effective January 29, 2007) limiting our ability to create member excess stock under certain circumstances. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be barred from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. We anticipate that we will be able to manage our excess capital stock position in order to continue to pay stock dividends, but cannot guarantee that we will always be able to do so in the future.

Item 6: Selected Financial Data

Table 8

Selected Financial Data (dollar amounts in thousands):

	12/31/2010	12/31/2009	12/31/2008	12/31/2007	12/31/2006
Statement of Condition (as of year end)
Total assets	$38,706,067	$42,631,611	$58,556,231	$55,304,572	$52,672,226
Investments1	14,845,941	16,347,941	19,435,809	20,515,451	21,497,705
Advances	19,368,329	22,253,629	35,819,674	32,057,139	28,445,245
Mortgage loans, net2	4,293,431	3,333,784	3,023,805	2,352,301	2,375,284
Deposits	1,209,952	1,068,757	1,703,531	1,340,816	1,117,006
Consolidated obligation bonds, net3	21,521,435	27,524,799	27,421,634	31,213,358	32,038,999
Consolidated obligation discount notes, net3	13,704,542	11,586,835	26,261,411	19,896,098	16,736,007
Total consolidated obligations, net3	35,225,977	39,111,634	53,683,045	51,109,456	48,775,006
Mandatorily redeemable capital stock	19,550	22,437	34,806	36,147	46,232
Capital stock	1,454,396	1,602,696	2,240,335	2,091,187	2,006,992
Retained earnings	351,754	355,075	156,922	208,763	173,477
Accumulated other comprehensive income (loss)	(22,672)	(11,861)	(2,012)	(2,096)	(7,093)
Total capital	1,783,478	1,945,910	2,395,245	2,297,854	2,173,376

Statement of Income (for the year ended)
Net interest income	249,876	259,011	247,287	231,825	215,240
Provision for (reversal of) credit losses on mortgage loans	1,582	1,254	196	(25)	358
Other income (loss)	(154,503)	108,021	(168,312)	10,220	4,370
Other expenses	48,090	43,586	40,002	37,254	33,211
Income before assessments	45,701	322,192	38,777	204,816	186,041
Assessments	12,153	85,521	10,338	54,510	49,578
Net income	33,548	236,671	28,439	150,306	136,463

Ratios and Other Financial Data
Dividends paid in cash4	316	367	345	373	354
Dividends paid in stock4	36,553	41,500	79,935	114,647	101,189
Weighted average dividend rate5	2.83%	2.61%	4.34%	6.00%	5.72%
Dividend payout ratio6	109.90%	17.69%	282.29%	76.52%	74.41%
Return on average equity	1.79%	11.24%	1.17%	6.93%	6.88%
Return on average assets	0.08%	0.48%	0.05%	0.29%	0.28%
Average equity to average assets	4.46%	4.31%	4.15%	4.14%	4.10%
Net interest margin7	0.60%	0.53%	0.43%	0.44%	0.45%
Total capital ratio8	4.61%	4.56%	4.09%	4.15%	4.13%
Regulatory capital ratio9	4.72%	4.64%	4.15%	4.22%	4.23%
Ratio of earnings to fixed charges10	1.12	1.56	1.02	1.08	1.08

1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $2,911,000, $1,897,000, $884,000, $844,000 and $854,000 as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 12 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $346,000, $504,000, $609,000, $2,101,000 and $2,594,000 for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

5	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6	Dividends declared as a percentage of net income.
7	Net interest income as a percentage of average earning assets.
8	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.
9	Regulatory capital (i.e., permanent capital and Class A capital stock) as a percentage of total assets.
10	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our audited financial statements and related notes presented under Item 8 of this annual report on Form 10-K. Our MD&A includes the following sections:
▪	Executive Level Overview – a general description of our business and financial highlights;
▪	Financial Market Trends – a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;
▪	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical estimates and assumptions;
▪	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
▪	Financial Condition – an analysis of our financial position;
▪	Liquidity and Capital Resources – an analysis of our cash flows and capital position;
▪	Risk Management – a discussion of our risk management strategies; and
▪	Recently Issued Accounting Standards.

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings or when members sell additional mortgage loans to us. At our discretion, we may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. During 2010, we continued to: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and offering other products and services to our members; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay market-rate dividends.

Our net income for 2010 declined by $203.1 million, falling from $236.7 million for 2009 to $33.5 million for 2010. The significant changes in the components of net income are as follows:
▪	$9.1 million decrease in net interest income (decrease income);
▪	$3.5 million increase in net other-than-temporary impairment losses on held-to-maturity securities (decrease income);
▪	$26.8 million increase related to net gains (losses) on trading securities (increase income);
▪	$286.1 million decrease related to net gains (losses) on derivatives and hedging activities (decrease in income);
▪	$4.5 million increase in other expenses (decrease income); and
▪	$73.4 million decrease in assessments (increase income).

As indicated above, the significant decrease in net income was mainly due to the negative impact of net losses related to derivatives and hedging activities. A small portion of these losses were offset by net gains recorded due to changes in market values of trading securities. The net gains on trading securities and net losses on derivatives and hedging activities for 2010 are primarily the result of significant declines in interest rates and, for the latter, declines in implied volatility during 2010. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 7 for additional discussion.

The overall decrease in total assets from December 31, 2009 to December 31, 2010 was primarily due to a decline in advances and a decrease in investments but was partially offset by an increase in mortgage loans held for portfolio. A portion of the decline in advances is due to net pay downs by three large borrowers and pay downs resulting from the failure of four of our members. The majority of the decrease is predominately the result of a relatively broad-based advance decline among our remaining membership as all of our members have generally experienced growth in deposits and stagnant or declining loan demand. Total investments decreased primarily as a result of a reduction of short-term investments in order to maintain target leverage ratios in response to decreasing capital associated with the pay down in advances. Mortgage loans increased as we purchased a significant amount of mortgage loans from our members through the MPF Program. The increase in mortgage loans was chiefly the result of: (1) more competitive MPF Program prices beginning in the first quarter of 2010 as the U.S. Government discontinued direct purchases of Fannie Mae and Freddie Mac MBS; and (2) a significant decline in mortgage rates in the second half of 2010.

On the liability side of the balance sheet, consolidated obligation bonds declined in 2010 in both absolute dollars and as a percentage of total consolidated obligations. Some important factors in the decline are: (1) large amounts of calls on swapped callable bonds used to fund long-term, variable rate and short-term, fixed rate assets during 2010; (2) the decreased need for consolidated obligation bonds to fund certain advances and investments; and (3) an increased proportion of discount notes used to fund long-term, variable rate assets. Consolidated obligation discount notes increased both in absolute dollars and as a percentage of total consolidated obligations during 2010. This increase was primarily a function of: (1) the replacement of swapped callable bonds used to fund long-term, variable rate and short term, fixed rate assets called in 2010 with discount notes; (2) the increased use of discount notes to fund our MBS/CMO investments and mortgage loans portfolios as prepayments on these investments accelerated significantly over the year; and (3) increased use of discount notes swapped to LIBOR to fund variable rate assets indexed to LIBOR.

The slight increase in our weighted average dividend rate paid during 2010 compared to 2009 can be attributed to a 50 basis-point increase in the Class B Common Stock dividend initiated in June 2009 and maintained throughout 2010. This increase in Class B Common Stock was partially offset by a 35 basis-point decrease in Class A Common Stock initiated in December 2010. Refer to this Item 7 – “Capital Distributions” for further information regarding dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 9 presents selected market interest rates as of the dates or periods shown.

Table 9

Market Instrument	Average Rate for 2010	Average Rate for 2009	December 31, 2010 Ending Rate	December 31, 2009 Ending Rate
Overnight Federal funds effective/target rate1	0.18%	0.16%	0.0 to 0.25%	0.0 to 0.25%
FOMC target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
Three-month Treasury bill1	0.13	0.15	0.12	0.06
Three-month LIBOR1	0.34	0.69	0.30	0.25
Two-year U.S. Treasury note1	0.70	0.94	0.60	1.16
Five-year U.S. Treasury note1	1.92	2.18	2.01	2.70
Ten-year U.S. Treasury note1	3.20	3.24	3.31	3.85
30-year residential mortgage note rate2	4.74	5.03	4.85	4.92

1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its March 15, 2011 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent and continued to state that economic conditions “. . . are likely to warrant exceptionally low levels for the Federal funds rate for an extended period.” The committee noted “. . . the unemployment rate remains elevated, and measures of underlying inflation continue to be somewhat low, relative to levels that the committee judges to be consistent, over the longer run, with its dual mandate.” However, the committee presented a more optimistic outlook compared to its January 26, 2011 assessment, noting that the economic recovery “. . . is on a firmer footing, and overall conditions in the labor market appear to be improving gradually.” Negatively, the committee stated that “. . . investment in nonresidential structures is still weak, and the housing sector continues to be depressed.” While recognizing the inflationary pressures from price increases in energy and commodities, the committee believed the effects of these increases to be “transitory” and noted that “. . . longer-term inflation expectations have remained stable, and measures of underlying inflation have been subdued.” The FOMC also reiterated in its March 15, 2011 statement that it intends to continue expanding its holdings of U.S. Treasury securities as announced in November 2010. At that meeting, the FOMC announced that it intended to maintain its policy of reinvesting principal payments from its securities holding into U.S. Treasuries and in addition it announced its intention to buy $600 billion of longer-term U.S. Treasuries by June 30, 2011. In its March 2011 announcement, the committee reiterated that it would “ . . . regularly review the pace of its securities purchases and the overall size of the asset-purchase program in light of incoming information and will adjust the program as needed to best foster maximum employment and price stability.” While the committee’s March 15, 2011 outlook was more optimistic, there remains concern regarding weakness in the labor and real estate markets. Market expectations are that the FOMC will maintain the current range for the Federal funds target rate well into 2011.

While short-term LIBOR rates fell significantly during 2009, they increased in early 2010 due largely to concern of the credit quality of several European Union countries and the health of financial institutions within those countries. The three-month LIBOR rate peaked in June 2010, and as European debt concerns ebbed in July 2010, the LIBOR rate began a steady, gradual decline, resulting in the December 31, 2010 rate being only slightly higher than it was on December 31, 2009 (see Table 9). The decrease in the short-term portion of the LIBOR interest rate curve is likely to be the result of excess demand from market participants with larger amounts of cash to invest than the supply of eligible money market investments. To some extent, the decrease in short-term LIBOR also tends to indicate that financial markets see less risk in lending short-term funds to other financial institutions. Changes in short-term LIBOR rates have an impact on interest income and expense because a considerable portion of the FHLBank’s assets and liabilities are either directly or indirectly tied to short-term LIBOR. In some instances, the decrease in short-term LIBOR results in decreases in our borrowing costs including debt that is directly swapped to one-month or three-month LIBOR and debt that, while not directly tied to LIBOR, normally tracks the general direction of short-term LIBOR. Conversely, decreases in short-term LIBOR also result in decreases in yields on some of our assets including investments and advances directly indexed to short-term LIBOR and assets that, while not directly indexed to LIBOR, normally track the general direction of the short-term portion of the LIBOR rate curve.

Short-term U.S. Treasury rates remained at low levels at the end of 2010, while the long-term portion of the U.S. Treasury rate curve (one-year and beyond) increased fairly substantially beginning in November 2010 through the end of 2010 and continued increasing in 2011 despite the commitment by the FOMC at its November 2010 meeting to purchase an additional $600 billion in U.S. Treasuries. The FOMCs commitment to purchase additional U.S. Treasuries, combined with improving economic data in the fourth quarter of 2010, decreasing demand for U.S. Treasuries from foreign counterparties and record levels of U.S. Treasury issuance caused investors to begin pricing in inflationary expectations into the longer end of the U.S. Treasury curve during the latter part of 2010 and into the early part of 2011. Because we issue debt at a spread above U.S. Treasuries, these higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of long-term advances to our members. The sharp increase in long-term interest rates in November and December of 2010 likely contributed to large outflows of investment funds from long-term bond funds as investors exited these funds. Reduced demand for our long-term consolidated obligation bonds from bond mutual funds might result in higher costs to issue long-term debt. The increase in long-term rates in the last couple of months of 2010 also resulted in a steepening of the yield curve. The difference in yield between the two- and ten-year U.S. Treasury securities increased from 210 bps on September 30, 2010 to 271 bps on December 31, 2010.

Spreads of FHLBank debt relative to similar term U.S. Treasury instruments either remained constant or improved (narrowed) slightly from December 31, 2009 to December 31, 2010. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note remained unchanged from December 31 2009 to December 31, 2010 at 11 bps. The spread between the on-the-run FHLBank five-year bullet debt and the five-year U.S. Treasury note was 25 bps as of December 31, 2009 and decreased to 24 bps as of December 31, 2010. Indicative spreads to Treasury to issue unswapped callable consolidated obligations of most tenors also improved from December 31, 2009 to December 31, 2010. We fund a large portion of our fixed rate, amortizing or prepayable assets with unswapped callable bonds. For further discussion see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Improvements in the spread to Treasury allowed us to fund new fixed-rate amortizing or prepayable assets at a lower cost and, as interest rates declined, to call outstanding unswapped, callable bonds and replace them with lower cost unswapped callable or, to a lesser extent, bullet consolidated obligations. Despite FHLBank debt spreads holding steady or improving slightly against the U.S. Treasury curve, the spreads deteriorated relative to the LIBOR swap curve year over year. The theoretical swap level of the on-the-run FHLBank two-year bullet deteriorated from three-month LIBOR minus 9.8 bps on December 31, 2009 to three-month LIBOR minus 5.7 bps on December 31, 2010. The theoretical swap level of the on-the-run FHLBank five-year bullet deteriorated from three-month LIBOR minus 1.8 bps on December 31, 2009 to three-month LIBOR plus 10.1 bps on December 31, 2010. The theoretical swap level of shorter term (three years or less) consolidated obligation bonds and longer term consolidated obligation discount notes improved for a period of time surrounding the European sovereign debt crisis (in the middle of 2010). For example, the theoretical swap level of the on-the-run FHLBank two-year bullet improved to three-month LIBOR minus 17.4 bps on June 30, 2010. As the crisis ebbed, the theoretical swap level on shorter term consolidated obligation bonds and longer term consolidated obligation discount notes deteriorated to levels similar to those prior to the crisis and experienced at the end of 2010.

Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds throughout 2010. Because of this strong demand, the overall cost to issue short-term consolidated obligations remained relatively low throughout the year. However, yields on discount notes have increased slightly during 2010 likely due to increased competition from U.S. Treasury bills and decreased demand from money market funds whose balances decreased substantially throughout the year.

Foreign investor holdings of Agencies (both debt and MBS), as reported by the Federal Reserve System, declined significantly in 2010 although the decline was less than the overall decline experienced in 2009. Foreign investor holdings of U.S. Treasury securities increased significantly over the same periods. Foreign investors are significant buyers of FHLBank debt and decreasing demand from this investor segment can negatively impact our cost of funds. On March 4, 2010, the SEC published in the Federal Register its final rule on money market fund reform, which contained amendments to SEC Rule 2a-7. The rule became effective on May 5, 2010, with certain aspects of the rule phased in over the remainder of 2010. Among other things, the amendments require funds to maintain a portion of their portfolios in instruments that can readily be converted to cash, reduce the weighted average maturity of the portfolio holdings, limit the weighted average final maturity of the portfolio holdings regardless of the reset dates of adjustable rate securities, and limit funding to investing in the highest quality securities. The SEC included FHLBank consolidated discount notes with remaining maturities of 60 days or less in its definition of weekly liquid assets, which helped to maintain investor demand for shorter-term FHLBank consolidated discount notes. However, the new weighted average maturity restrictions might result in less demand for discount notes and consolidated obligation bonds greater than two months. Additionally, the new weighted average life restriction might result in less demand for consolidated obligation floating rate bonds from money market funds. Total taxable money market fund assets and the percentage of money market fund assets allocated to the category that includes our discount notes declined significantly in 2010. Possible factors driving this decline include the new SEC rules governing money market funds discussed previously and relatively low absolute money market fund returns driving investors to seek higher yielding alternatives. However, the amount of variable rate notes, which includes our variable rate consolidated obligations, remained relatively stable and increased as a percentage of total taxable money market fund assets. Because money market funds are such a large and important investor base for FHLBank short-term obligations, lower demand from money market funds for FHLBank discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds will likely result in higher costs to issue these instruments and typically increase the cost of advances for our members.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the FHLBank to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The new statutory and regulatory requirements for derivative transactions will result in higher operating costs, likely increase funding costs, and may limit the availability of certain advance products.

It is likely that levels of Federal debt will approach the statutory debt ceiling in the first half of 2011. Government actions will need to be taken to free up room under the ceiling or increase the ceiling. One way for the U.S. Treasury to free up some room under the debt ceiling is to pay down Supplementary Financing Program (SFP) bills. On January 31, 2011, the U.S. Treasury estimated that it would pay down SFP borrowings by $194 billion to a balance of $5 billion. This reduction in SFP bills in the market might result in slightly lower short-term money market rates, including FHLBank consolidated obligation discount notes. However, debate on how to address the debt ceiling might result in volatile interest rate markets and investor uncertainty and might have disadvantageous impacts on our funding costs.

On February 10, 2010, Freddie Mac and Fannie Mae announced that they would buy out guaranteed loans that are delinquent by 120 days or greater. See Item 1A – “Risk Factors” for additional discussion. These actions by Freddie Mac and Fannie Mae caused a temporary increase in prepayments on our Agency MBS/CMO portfolio. Both agencies initially increased their issuance of discount notes, short-term callable and bullet bonds, and floating rate bonds to fund these buyouts and we expect them to continue to increase their borrowings as needed in the next year to fund increasing delinquent loan buyouts, although most likely to a smaller extent. In 2010, the increased issuance of certain debt structures did not appear to provide additional upward pressure on the cost of similar debt instruments we issue.

As of February 1, 2010, the Federal Reserve closed most of its special liquidity facilities. Those facilities that were closed include the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility, the Commercial Paper Funding Facility, the Primary Dealer Credit Facility and the Term Securities Lending Facility. Additionally, the Federal Reserve held the last Term Auction Facility (TAF) auction on March 8, 2010 (after several previous announcements regarding reductions in auction sizes) due to improvements in the short-term funding markets. While the TAF funds were an alternative to advances for certain members, the end of this program did not appear to result in increased demand for advances from these members. Several government programs that were initiated as a result of the severe financial market turmoil in the fall of 2008 expired as scheduled in 2010 without any significant disruptions or impacts to the financial markets or to our operations. The Federal Reserve’s purchase program for Agency debt, Agency MBS and the first round of purchases of U.S. Treasury securities ended on March 31, 2010.

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. These assumptions and assessments include the following:
▪	Accounting related to derivatives;
▪	Fair value determinations;
▪	Accounting for OTTI of investments;
▪	Accounting for deferred premium/discount associated with MBS; and
▪	Determining the adequacy of the allowance for credit losses.

Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements.

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described below.

Accounting for Derivatives: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment and funding activities. We are required to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses on the underlying assets or liabilities being hedged may be recognized in a symmetrical manner. Therefore, the accounting framework introduces the potential for considerable income variability from period-to-period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. We emphasize hedging techniques that are effective under the hedge accounting requirements. However, in some cases, we have elected to retain or enter into derivatives that are economically effective at reducing our risk but do not meet the hedge accounting requirements, either because the cost of the derivative hedge was economically superior to non-derivative hedging alternatives or because no non-derivative hedging alternative was available. As required by Finance Agency regulation and our RMP, derivative instruments that do not qualify as hedging instruments may be used only if we document a non-speculative purpose at the inception of the derivative transaction.

A hedging relationship is created from the designation of a derivative financial instrument as either hedging our exposure to changes in the fair value of a financial instrument or changes in future cash flows attributable to a balance sheet financial instrument or anticipated transaction. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item. We discontinued using shortcut hedge accounting for all derivative transactions entered into on or after July 1, 2008.

For derivative transactions that potentially qualify for long haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long haul fair value hedges. We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. We then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month we use a consistently applied statistical methodology that employs a sample of 30 historical interest rate environments and includes an R-squared test, a slope test and an F-statistic test. These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, results must fall within established tolerances.

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

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2010 and 2009, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio includes interest rate caps and floors hedging MBS, interest rate swaps hedging trading securities, interest rate swaps hedging duration of equity (DOE) risk and interest rate swaps used to lower our cost of funds. The total fair value of these positions, including accrued net interest, was $(60.7) million and $(25.6) million as of December 31, 2010 and 2009, respectively. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in market value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the market value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities. As of December 31, 2010, our economic hedges consisted of: (1) notional amount of interest rate caps and floors of $7.5 billion hedging changes in interest rates and overall duration of variable rate MBS; (2) notional amount of interest rate swaps of $2.1 billion hedging the cost and overall duration of consolidated obligation bonds; (3) notional amount of interest rate swaps of $1.4 billion hedging GSE debentures in trading securities; and (4) notional amount of interest rate swaps and caps of $0.3 billion for intermediary transactions. The total par value of trading securities related to economic hedges was $1.4 billion as of December 31, 2010, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. As of December 31, 2009, our economic hedges consisted of: (1) notional amount of interest rate caps and floors of $6.6 billion hedging changes in interest rates and overall duration of variable rate MBS; (2) notional amount of interest rate swaps of $3.4 billion hedging the cost and overall duration of consolidated obligation bonds; (3) notional amount of interest rate swaps of $1.5 billion hedging GSE debentures in trading securities; and (4) notional amount of interest rate swaps and caps of $0.3 billion for intermediary transactions. The total par value of trading securities related to economic hedges was $1.5 billion as of December 31, 2009, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. For asset/liability management purposes, all of our GSE debentures currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 15 through 17 under this Item 7, which show the relationship of gains/losses on economic derivative hedges and gains/losses on the trading GSE debentures being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results. For the balance sheet risks that these derivatives hedge, changes in value historically have been directionally consistent with changes in actual interest rates.

Fair Value: As of December 31, 2010 and 2009, certain assets and liabilities, including investments classified as trading, and all derivatives were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Capital and Statements of Cash Flows as well as risk-based capital, DOE and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

Fair values are based on market prices when they are available. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments. Pricing models and their underlying assumptions are based on our best estimates for discount rates, prepayment speeds, market volatility and other factors. We validate our financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. We validate modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. The assumptions used may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 17 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

As of December 31, 2010, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have recorded OTTI charges on held-to-maturity securities, which were written down to their fair values and considered level 3 valuations as of the dates of impairment. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered a level 3 valuation.

Accounting for OTTI of Investments: The continued deterioration of credit performance related to residential mortgage loans and the accompanying decline in residential real estate values in a significant number of localities in the U.S. have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily private-label MBS. Investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate and difficult conditions in the credit markets, we closely monitor the performance of our investment securities classified as held-to-maturity on at least a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

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

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security, nor is it more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), the presentation and amount of the OTTI recognized in the Statements of Income has changed. In these instances, the OTTI is separated into: (1) the amount of the OTTI related to the credit loss; and (2) the amount of the OTTI related to all other factors. If our analysis of expected cash flows results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. If we determine that an OTTI exists, the investment security is accounted for as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of estimated future cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). See additional discussion regarding the recognition and presentation of OTTI in Note 1 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.”

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

Private-label MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities’ prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing markets. See additional discussion regarding the projections and assumptions in Note 6 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.” The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security.

For certain private-label MBS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, we evaluate other factors that may be indicative of OTTI. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as credit scores provided by Fair Isaac Corporation (FICO®), LTV ratios, delinquency and foreclosure rates, geographic concentration and the security’s past performance.

Each FHLBank is responsible for making its own determination of OTTI and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold common private-label MBS are required to consult with one another to ensure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent between or among those FHLBanks. The process of estimating the future cash flows of the private-label MBS requires a significant amount of judgment to formulate the assumptions that are utilized in this process. The assumptions we utilize for the majority of our private-label MBS are reviewed and approved by the FHLBanks’ OTTI Governance Committee.

Deferred Premium/Discount Associated with MBS: When we purchase MBS, we often pay an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. We typically pay more than the unpaid principal balances when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if we pay less than the unpaid principal balance because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during the current disruption in the financial market, tight credit and declining home prices, consumer mortgage refinancing behavior is also significantly affected by the borrower's credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. We use a third-party data service that provides estimates of cash flows, from which we determine expected asset lives for the MBS. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized and will result in a constant monthly yield until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the current financial market crisis.

Allowance for Credit Losses: We have established an allowance methodology for each of our portfolio segments to estimate the allowance for credit losses, if necessary, to provide for probable losses inherent in our portfolio segments as described below:
▪
Mortgage Loans. We estimate the allowance for loan loss on homogeneous pools of mortgage loans or on an individual mortgage loan basis to assess the credit losses that are inherent in the portfolio but have not been realized.

●
Collectively Evaluated Mortgage Loans – The assessment of loan loss for the pools of loans entails breaking the loan pool into strata based on each of the current classifications of each loan (i.e., current, delinquent, non-performing, referred to foreclosure). The probability of default is then determined for each strata of loans based on a short- and mid-term horizon utilizing historical statistics. In addition, we determine the pool’s historical loss statistics based on a short- and mid-term horizon. Loan balances, probability of default and historical loss statistics are then utilized to determine the expected loan loss for the pool.

●
Individually Evaluated Mortgage Loans – We calculate an allowance for loan loss on individual loans if events or circumstances make it probable that we will not be able to collect all amounts due according to the contractual terms for a subset of the mortgage loans. We have determined that all mortgage loans in the MPF Program are considered collateral dependent and have elected to measure individual loan impairment based on collateral value less estimated cost to sell. Collateral value is based on appraisals, if available, or estimated property values using housing pricing indices. If the collateral value less cost to sell is less than the recorded investment in the loan, the loan is considered impaired. The excess of the recorded investment in the loan over the loan’s collateral value less cost to sell is recorded as the loan’s estimate of allowance for loan loss. If a loan has an individual impairment recorded, it is excluded from the collectively evaluated assessment process.

Once the collectively evaluated and individually evaluated assessments are completed, the total estimates of loan losses are accumulated to the master commitment level to determine how the expected future losses would be shared between us and the PFIs, based on the loss allocation rules for each MPF product (see Item 1 – “Business – Mortgage Loans Held for Portfolio” for more details). The estimated losses that will be allocated to us are recorded as the balance in the allowance for loan loss with the resulting offset being presented as the provision for credit losses on mortgage loans.
▪
Credit products. We have never experienced a credit loss on an advance and we currently do not anticipate any credit losses on advances. Based on the collateral held as security for advances, credit analysis and prior repayment history, no allowance for losses on advances is deemed necessary. We are required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government or government Agency/GSE securities, certain residential mortgage loans, deposits in the FHLBank and other real estate related assets. See Item 1 – “Business – Advances” for a more detailed collateral discussion.

▪
Direct financing lease receivable. We have a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, we have all rights and remedies under the lease agreement as well as all rights and remedies available under the members’ Advance, Pledge and Security Agreement. Consequently, we can apply any excess collateral securing credit products to any shortfall in the leasing arrangement.

The process of determining the allowance for credit losses requires a high degree of judgment. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions. Because of variability in the data underlying the assumptions made in the process of determining the allowance for credit losses, estimates of the portfolio’s inherent risks will change as warranted by changes in the economy. The degree to which any particular change would affect the allowance for credit losses would depend on the severity of the change.

For additional information regarding allowances for credit losses, see Note 9 of the Notes to Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.”

Results of Operations (Years Ended December 31, 2010, 2009 and 2008)
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The decrease in net interest income from 2009 to 2010 can be primarily attributed to a decrease in average interest-earning assets despite an increase in net interest spreads. The increase in net interest income from 2008 to 2009 can be largely attributed to an increase in net interest spreads despite the decrease in average earning assets. See Tables 13 and 14 for further information.

Although net interest income had only minor fluctuations, net income changed significantly during 2008, 2009 and 2010 due to the net change in the market value of derivatives and trading securities. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 7 for a discussion of the impact of these activities by year.

As part of evaluating financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP and REFCORP assessments (assessments for AHP and REFCORP are currently equivalent to an effective minimum income tax rate of 26.5 percent); (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or core business such as prepayment fees, gain/loss on retirement of debt and gain/loss on securities. The result is referred to as core income, which is a non-GAAP measure of income. Core income is used to compute a core ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as core ROE spread. Core income and core ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize core income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities can play a factor in setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor, we believe that core income, core ROE and core ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, and ROE based on GAAP income, which can vary significantly from period to period because of the volatility in derivatives and hedging activities and other items that may be unpredictable or unusual. Derivative accounting affects the timing of income or expense from derivatives and their related assets and liabilities hedged, but not the economic income or expense from these derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will still equal its original purchase price if held to maturity. Table 10 presents a reconciliation of GAAP income to core income (in thousands):

Table 10

	2010	2009	2008
Net income, as reported under GAAP	$33,548	$236,671	$28,439
AHP/REFCORP assessments	12,153	85,521	10,338
Income before AHP/REFCORP assessments	45,701	322,192	38,777
Hedging-related and other excluded items1	145,674	(111,408)	169,013
Non-GAAP core income before assessments2	$191,375	$210,784	$207,790

1
Includes “Prepayment fees on terminated advances,” “Net realized gain (loss) on sale of held-to-maturity securities,” “Net gain (loss) on trading securities,” and “Net gain (loss) on derivatives and hedging activities” directly from our Statements of Income.

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

Table 11 presents core ROE compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 11

	2010	2009	2008
Average GAAP capital for the period	$1,873,427	$2,105,594	$2,427,865
ROE, based upon GAAP income before assessments	2.44%	15.30%	1.60%
Core ROE, based upon core income before assessments1	10.22%	10.01%	8.56%
Average overnight Federal funds effective rate	0.18%	0.16%	1.94%
Core ROE income as a spread to average Federal funds rate1	10.04%	9.85%	6.62%

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

Earnings Analysis: Table 12 presents changes in the major components of our earnings for the past three years (in thousands):

Table 12

	Increase (Decrease) In Earnings Components
	Dollar Change		Percent Change
	2010 vs. 2009	2009 vs. 2008	2010 vs. 2009	2009 vs. 2008
Total interest income	$(204,165)	$(1,056,036)	(24.5)%	(55.9)%
Total interest expense	(195,030)	(1,067,760)	(33.9)	(65.0)
Net interest income	(9,135)	11,724	(3.5)	4.7
Provision for (reversal of) credit losses on mortgage loans	328	1,058	26.2	539.8
Net interest income after mortgage loan loss provision	(9,463)	10,666	(3.7)	4.3
Net gain (loss) on trading securities	26,762	(56,851)	216.9	(127.7)
Net gain (loss) on derivatives and hedging activities	(286,136)	326,955	(256.7)	151.7
Other non-interest income	(3,150)	6,229	(35.4)	233.6
Total non-interest income (loss)	(262,524)	276,333	(243.0)	164.2
Operating expenses	2,586	3,448	6.9	10.1
Other non-interest expense	1,918	136	32.2	2.3
Total other expense	4,504	3,584	10.3	9.0
AHP assessments	(22,587)	23,125	(85.7)	716.4
REFCORP assessments	(50,781)	52,058	(85.8)	732.2
Total assessments	(73,368)	75,183	(85.8)	727.2
NET INCOME	$(203,123)	$208,232	(85.8)%	732.2%

Net Interest Income: Net interest income decreased from 2009 to 2010 primarily due to an overall decrease in average interest earning assets, which was partially offset by an improvement in net interest spread and net interest margin. Some key factors in these improvements were: (1)improvements in the funding cost of consolidated obligation discount notes, consolidated obligation bonds and deposits; (2) active management of the debt used to fund long-term assets (calling higher cost callable debt and replacing with lower cost callable and/or bullet debt); and (3) an increase in the proportion of higher earning assets (primarily MBS investments and mortgage loans) to total average interest earning assets as advance balances, on average, declined.

Average yields on advances decreased from December 31, 2009 to December 31, 2010 (see Table 13) as a result of the decline in short-term rates combined with the relative short-term nature of our advance portfolio. As discussed under this Item 7 – “Financial Condition – Advances,” a significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances that effectively re-price at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is determined by numerous factors including, but not limited to, the FOMC overnight Federal funds target rate and FOMC policy statements, Treasury bill rates, Agency spreads to Treasury bills, and by the expectations of capital market participants related to the strength of the economy, future inflationary pressures, international financial issues and other factors.

The average yield on investments decreased from December 31, 2009 to December 31, 2010 (see Table 13) due primarily to declining short-term interest rates as LIBOR, which was somewhat dislocated in the first quarter 2009, returned to a more normalized relationship with other market interest rates. Throughout the last half of 2009, the spread differential between the overnight Federal funds target rate and LIBOR narrowed. We believe the narrowing spread was the result of market participants becoming less concerned about the creditworthiness of their counterparts. This spread increased somewhat in the second quarter of 2010 as a result of the European sovereign debt crisis. However, as concern over the crisis abated in the third quarter, the spread returned to levels similar to those prior to the crisis, albeit slightly wider. The average rate on our investments typically rises and falls in the same direction as the level of short-term interest rates chiefly because of the short-term nature of our investment portfolio and our large position in LIBOR-based variable rate MBS/CMOs.

As discussed under this Item 7 – “Financial Condition – Investments,” we expanded our MBS/CMO portfolio in April 2008 under temporary authority granted by Finance Agency Resolution 2008-08. In the first quarter of 2010, we further expanded our MBS/CMO portfolio by $2.4 billion in Agency variable rate CMOs with embedded caps. Over the last several years, our investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 7 – “Net Gain (Loss) on Derivatives and Hedging Activities.” All Agency MBS/CMOs held in our trading portfolio during 2010 were variable rate instruments with embedded caps, the majority of which were acquired in 2007.

The annualized average rate paid on all deposits decreased from 2009 to 2010 (see Table 13). The average rate paid on deposits generally fluctuates in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. However, because of the current extremely low interest rate environment, we established a floor of 5 bps on demand deposits and 15 bps on overnight deposits in June 2009.

The average yield on consolidated obligation discount notes declined from 2009 to 2010 (see Table 13). Some key factors in the decline were: (1) a reduction in market interest rates between 2009 and 2010; and (2) consistently strong demand for FHLBank discount notes. The average yield on consolidated obligation bonds also declined from 2009 to 2010 (see Table 13). Some important factors in the decline in consolidated obligation bond yields were: (1) generally lower market interest rates, including average short-term LIBOR since a significant portion of our consolidated obligation bonds are swapped to short-term LIBOR; and (2) active management of the debt used to fund long-term assets (replacing called or maturing consolidated obligations with lower cost callable or non-callable fixed rate debt).

Over the last year, short-term discount note borrowing costs remained low as investor demand for short-term, high quality investment paper has been strong. During 2010, we took advantage of these low borrowing costs by increasing our use of discount notes. As discussed earlier, we replaced quite a few swapped consolidated obligation bonds with discount notes to reduce our exposure to the short-term LIBOR basis and to take advantage of the more attractive cost structure associated with discount notes. In addition, we increased the use of discount notes in funding our MBS/CMO and mortgage loan portfolios to provide greater balance sheet flexibility to address increased prepayments in these portfolios. And finally, during the second quarter of 2010, the cost of discount notes became very attractive relative to the LIBOR swap curve so that we were able to swap term discount notes to very advantageous short-term LIBOR levels to fund short-term LIBOR-based assets.

We actively managed our long-term funding costs to a lower level by calling previously issued unswapped, callable debt and replacing it with new lower cost fixed rate, callable, and to a lesser extent, non-callable, consolidated obligation bonds. Over the past several years, we have used callable debt as a primary funding tool for mortgage assets and as a secondary funding tool for amortizing advances, which provided an opportunity to take advantage of lower debt costs in 2010. We continued to maintain a sizable portfolio of unswapped callable bonds in 2010 so that our liabilities funding our fixed-rate mortgage-related assets and amortizing advances better approximate the prepayment options in these assets. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets and amortizing advances because they provide a way to offset the prepayment risk. The call options embedded in the callable bonds allow us to adjust our funding of fixed rate mortgage-related assets and amortizing advances as these asset balances change due to scheduled payments, maturities or prepayments.

Derivative and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that positive basis adjustments on advances reduce the average annualized yield and negative basis adjustments on consolidated obligations increase the average annualized cost. The positive basis adjustments on advances have exceeded those on consolidated obligations over the last three years. Therefore, the average net interest spread has been negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between years. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 15 through 17 under this Item 7), which distorts yields especially for trading investments that are swapped.

As explained in more detail in Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” our DOE is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates, all else being equal. The fact that yield on assets and cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities so that changes in short-term rates will not adversely impact income.

Table 13 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 13

	12/31/2010			12/31/2009			12/31/2008
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$122,380	$230	0.19%	$2,837,565	$7,095	0.25%	$828,249	$5,539	0.67%
Federal funds sold	2,519,690	4,826	0.19	1,537,489	3,950	0.26	2,926,863	73,047	2.50
Investments1	14,331,632	239,107	1.67	15,052,637	311,386	2.07	16,490,068	627,798	3.81
Advances2,3	21,179,801	209,453	0.99	25,935,734	348,123	1.34	35,245,582	1,045,801	2.97
Mortgage loans2,4,5	3,661,819	173,756	4.75	3,205,757	160,585	5.01	2,607,016	134,470	5.16
Other interest-earning assets	41,024	2,639	6.43	48,780	3,037	6.23	58,940	3,557	6.03
Total earning assets	41,856,346	630,011	1.51	48,617,962	834,176	1.72	58,156,718	1,890,212	3.25
Other non interest-earning assets	189,916			211,720			283,624
Total assets	$42,046,262			$48,829,682			$58,440,342

Interest-bearing liabilities:
Deposits	$1,932,023	$2,805	0.15%	$1,685,206	$4,830	0.29%	$1,408,743	$27,085	1.92%
Consolidated obligations2:
Discount Notes	13,839,192	21,017	0.15	17,359,512	73,531	0.42	25,214,642	605,074	2.40
Bonds	23,578,262	355,164	1.51	26,899,116	495,277	1.84	28,682,830	1,007,644	3.51
Other borrowings	41,070	1,149	2.80	62,465	1,527	2.44	107,677	3,122	2.90
Total interest-bearing liabilities	39,390,547	380,135	0.97	46,006,299	575,165	1.25	55,413,892	1,642,925	2.96
Capital and other non-interest-bearing funds	2,655,715			2,823,383			3,026,450
Total funding	$42,046,262			$48,829,682			$58,440,342

Net interest income and net interest spread6		$249,876	0.54%		$259,011	0.47%		$247,287	0.29%

Net interest margin7			0.60%			0.53%			0.43%

1
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $2.8 million, $2.5 million and $2.5 million for the years ending December 31, 2010, 2009 and 2008, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 14 summarizes changes in interest income and interest expense between 2010 and 2009 and between 2009 and 2008 (in thousands):

Table 14

	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$(5,445)	$(1,420)	$(6,865)	$6,751	$(5,195)	$1,556
Federal funds sold	2,064	(1,188)	876	(23,911)	(45,186)	(69,097)
Investments	(14,342)	(57,937)	(72,279)	(50,720)	(265,692)	(316,412)
Advances	(56,937)	(81,733)	(138,670)	(227,016)	(470,662)	(697,678)
Mortgage loans	21,966	(8,795)	13,171	30,092	(3,977)	26,115
Other assets	(496)	98	(398)	(629)	109	(520)
Total earning assets	(53,190)	(150,975)	(204,165)	(265,433)	(790,603)	(1,056,036)
Interest Expense:
Deposits	628	(2,653)	(2,025)	4,468	(26,723)	(22,255)
Consolidated obligations:
Discount Notes	(12,613)	(39,901)	(52,514)	(145,894)	(385,649)	(531,543)
Bonds	(56,649)	(83,464)	(140,113)	(59,216)	(453,151)	(512,367)
Other borrowings	(576)	198	(378)	(1,161)	(434)	(1,595)
Total interest-bearing liabilities	(69,210)	(125,820)	(195,030)	(201,803)	(865,957)	(1,067,760)
Change in net interest income	$16,020	$(25,155)	$(9,135)	$(63,630)	$75,354	$11,724

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

Net Gain (Loss) on Derivative and Hedging Activities: The volatility in other income (loss) is predominately driven by market value fluctuations on derivative and hedging transactions, which include interest rate swaps, cap and floors. Our net gain (loss) from derivative and hedging activities is sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied price volatilities. The majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rises over the period and record losses when the general level of interest rates falls over the period. A good portion of the net loss on derivatives and hedging activities in 2010 is due to losses on interest rate caps that are economic hedges of caps embedded in our variable rate MBS/CMO investment portfolio. The key reasons for the decrease in value of our interest rate cap portfolio were decreases in interest rates and implied price volatilities as the steepness of the yield curve did not materially change from December 2009 to December 2010. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also an important component as a steeper curve implies higher future short-term interest rates than does a flatter interest rate curve. Higher future short-term rates implied by a steepening interest rate curve would generally result in higher cap values while lower future short-term rates implied by a flattening interest rate curve would generally result in lower cap values. Generally, the greater the implied price volatility of the interest rate cap, the higher the value; and the lower the implied price volatility of the interest rate caps, the lower the value. Therefore, the decline in implied price volatility during 2010 has also reduced the market value of our interest rate cap portfolio. The 2010 loss on our interest rate caps was larger than it otherwise would have been because the cap portfolio grew during the first quarter of 2010 as we purchased $1.4 billion of caps in conjunction with the purchase of $2.4 billion of variable rate Agency MBS/CMOs with embedded caps. As of December 31, 2010, we owned $5.5 billion current par amount of variable rate Agency MBS/CMOs with embedded caps and an interest rate cap portfolio with a notional amount of $7.2 billion. See Tables 69 and 70 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments. Much of the remainder of the 2010 net loss on derivatives and hedging activities resulted from net interest payments on economic derivatives.

Table 15 categorizes the 2010 earnings impact by product for hedging activities (in thousands):

Table 15

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(13,038)	$0	$292	$0	$(1,206)	$0	$(13,952)
Net interest settlements	(277,176)	0	0	1,903	291,622	0	16,349
Subtotal	(290,214)	0	292	1,903	290,416	0	2,397
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,429)	0	0	321	(116)	0	(1,224)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(113,107)	4,138	0	(11,242)	(37)	(120,248)
Economic hedges – net interest received (paid)	0	(58,335)	0	0	5,090	43	(53,202)
Subtotal	(1,429)	(171,442)	4,138	321	(6,268)	6	(174,674)
Net impact of derivatives and hedging activities	(291,643)	(171,442)	4,430	2,224	284,148	6	(172,277)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	21,630	0	0	0	0	21,630
TOTAL	$(291,643)	$(149,812)	$4,430	$2,224	$284,148	$6	$(150,647)

Table 16 categorizes the 2009 earnings impact by product for hedging activities (in thousands):

Table 16

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(16,300)	$0	$314	$0	$(1,885)	$0	$(17,871)
Net interest settlements	(280,029)	0	0	7,514	307,672	0	35,157
Subtotal	(296,329)	0	314	7,514	305,787	0	17,286
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(5,993)	0	0	595	12,605	0	7,207
Economic hedges – unrealized gain (loss) due to fair value changes	0	163,226	(274)	0	2,953	(19)	165,886
Economic hedges – net interest received (paid)	(2)	(66,307)	0	0	4,624	54	(61,631)
Subtotal	(5,995)	96,919	(274)	595	20,182	35	111,462
Net impact of derivatives and hedging activities	(302,324)	96,919	40	8,109	325,969	35	128,748
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(43,774)	0	0	0	0	(43,774)
TOTAL	$(302,324)	$53,145	$40	$8,109	$325,969	$35	$84,974

Table 17 categorizes the 2008 earnings impact by product for hedging activities (in thousands):

Table 17

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(25,596)	$(9)	$(228)	$0	$(4,186)	$0	$(30,019)
Net interest settlements	(101,173)	0	0	(53)	338,344	0	237,118
Subtotal	(126,769)	(9)	(228)	(53)	334,158	0	207,099
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	6,980	0	0	(560)	(14,919)	0	(8,499)
Economic hedges – unrealized gain (loss) due to fair value changes	21	(171,928)	(3,033)	0	41	57	(174,842)
Economic hedges – net interest received (paid)	(29)	(30,060)	0	0	(2,130)	67	(32,152)
Subtotal	6,972	(201,988)	(3,033)	(560)	(17,008)	124	(215,493)
Net impact of derivatives and hedging activities	(119,797)	(201,997)	(3,261)	(613)	317,150	124	(8,394)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	77,845	0	0	0	0	77,845
TOTAL	$(119,797)	$(124,152)	$(3,261)	$(613)	$317,150	$124	$69,451

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 15 through 17. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility. Table 18 presents the major components of the net gain (loss) on trading securities for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Table 18

	2010	2009	2008
GSE debentures	$21,630	$(43,774)	$77,845
U.S. Treasury note	(16,535)	0	0
Agency MBS/CMO	9,270	32,934	(35,622)
Short-term money market securities	60	(1,497)	2,291
TOTAL	$14,425	$(12,337)	$44,514

By far the largest component of our trading portfolio is comprised of short-term money market securities that are classified as trading to provide increased balance sheet liquidity. However, because of the short-term nature of these money market securities, they account for a small portion of the trading net gain/loss.

A good portion of our trading portfolio is comprised of fixed rate GSE debentures that are related to economic hedges. The fair values of these securities are more affected by changes in long-term interest rates (e.g., 5-year and 10-year rates) than by changes in short-term interest rates. These securities experienced gains in value during 2010 primarily because long-term interest rates declined significantly during 2010. A smaller portion of our trading portfolio is comprised of variable rate Agency MBS/CMOs that we have designated as trading securities for asset-liability management purposes. These securities increased in value during 2010 due to the general improvement in the mortgage market and reduced supply of new mortgages which resulted in tighter spreads on these instruments.

The smallest component of our trading portfolio is a 10-year U.S. Treasury security acquired in November 2010 as an asset-liability management tool to extend the duration of our assets in order to protect against the negative ramifications of declining interest rates. This instrument was classified as trading to provide the flexibility to adjust the position as our risk profile changes. For further discussion on our DOE and market risk position, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management – Duration of Equity.” The increase in interest rates following the acquisition of the U.S. Treasury security resulted in an unrealized loss on this security during 2010 but also resulted in an improvement in our duration profile. Therefore, in early January 2011, we decreased the position by selling $100 million of this security. As our duration profile continued to improve through January, February and March 2011, we decreased the position further by selling an additional $100 million in mid-March 2011. In general, however, because of the influence of the fixed rate bonds in our trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded.

Other Non-interest Income: Included in other non-interest income are net losses on other-than-temporarily impaired held-to-maturity securities of $4.0 million, $0.6 million and $4.8 million for 2010, 2009 and 2008, respectively. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information on OTTI.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. As noted in Table 19, nearly two-thirds of our operating expenses consists of compensation and benefits expense. Amounts paid for compensation and benefits increased in 2010 and 2009 largely due to staff additions and increased pension costs. Positions were added to augment our credit risk, market risk, housing, and information technology areas. We also increased our contribution to our Defined Benefit Plan in order to offset the impact of recent stock market declines. We expect a small increase in the number of employees during 2011, as well as an increase in expenses relating to the implementation of several new regulatory requirements. Table 19 presents operating expenses for the last three years (in thousands):

Table 19

	For the Year Ended December 31,			Percent Increase (Decrease)
	2010	2009	2008	2010/2009	2009/2008
Compensation and benefits	$26,365	$24,080	$22,381	9.5%	7.6%
Occupancy cost	1,331	1,358	1,349	(2.0)	0.7
Other operating expense	12,513	12,185	10,445	2.7	16.6
TOTAL CONTROLLABLE OPERATING EXPENSES	$40,209	$37,623	$34,175	6.9%	10.1%

Finance Agency and Office of Finance Expenses: We, together with the other FHLBanks, are charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency's operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks. The Recovery Act established an Office of Inspector General (OIG) within the Finance Agency to provide independent and objective reporting through its audit and investigative activities. An OIG was created in late 2010 within the Finance Agency. The extent of additional costs to be shared by the FHLBanks is unknown at this time but we do anticipate a significant increase in our Finance Agency expenses for 2011.

Assessments – AHP and REFCORP Expenses: AHP and REFCORP expenses are based on a percentage of net income and fluctuate accordingly. As noted in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks is currently required to pay a portion of its earnings to REFCORP. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of our AHP, we provide subsidies in the form of direct grants or below-market interest rate advances to members which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households (see Item 1 – “Business – Other Mission-related Activities” for the specific programs funded through the AHP). The required annual AHP funding is charged to earnings and an offsetting liability is established.

Financial Condition
Overall: Table 20 presents changes in the major components of our Statements of Condition from December 31, 2009 to December 31, 2010 (in thousands):

Table 20

	Increase (Decrease) in Components
	December 31, 2010 vs. 2009
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(494,293)	(99.9)%
Investments1	(1,502,000)	(9.2)
Advances	(2,885,300)	(13.0)
Mortgage loans, net	959,647	28.8
Derivative assets	10,119	63.5
Other assets	(13,717)	(7.4)
TOTAL ASSETS	$(3,925,544)	(9.2)%

Liabilities:
Deposits	$141,195	13.2%
Consolidated obligations, net	(3,885,657)	(9.9)
Derivative liabilities	15,077	6.3
Other liabilities	(33,727)	(12.7)
Total liabilities	(3,763,112)	(9.2)

Capital:
Capital stock outstanding	(148,300)	(9.3)
Retained earnings	(3,321)	(0.9)
Accumulated other comprehensive income (loss)	(10,811)	(91.1)
Total capital	(162,432)	(8.3)
TOTAL LIABILITIES AND CAPITAL	$(3,925,544)	(9.2)%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance programs are developed, as authorized in the Bank Act and in regulations established by the Finance Agency, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit, security repurchase agreements and U.S. government lending programs for short- and medium-term maturities. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with these markets. While there is less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 21 summarizes advances outstanding by product as of December 31, 2010 and 2009 (in thousands):

Table 21

	December 31, 2010		December 31, 2009
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$1,083,754	5.7%	$861,657	4.0%
Regular adjustable rate advances	200,000	1.1	170,000	0.7
Adjustable rate callable advances	7,008,330	37.1	7,275,800	33.3
Customized advances:
Adjustable rate advances with embedded caps or floors	99,000	0.5	109,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	18,154	0.1	11,917	0.1
Total adjustable rate advances	8,409,238	44.5	8,428,374	38.6

Fixed rate:
Standard advance products:
Short-term fixed rate advances	337,080	1.8	663,951	3.0
Regular fixed rate advances	5,379,671	28.4	6,204,777	28.4
Fixed rate callable advances	0	0.0	12,100	0.1
Standard housing and community development advances:
Regular fixed rate advances	285,254	1.5	391,461	1.8
Fixed rate callable advances	11,300	0.1	11,300	0.1
Total fixed rate advances	6,013,305	31.8	7,283,589	33.4

Convertible:
Standard advance products:
Fixed rate convertible advances	3,560,332	18.8	5,060,772	23.2

Amortizing:
Standard advance products:
Fixed rate amortizing advances	532,816	2.8	654,896	3.0
Fixed rate callable amortizing advances	6,321	0.0	6,645	0.0
Standard housing and community development advances:
Fixed rate amortizing advances	400,688	2.1	394,789	1.8
Fixed rate callable amortizing advances	553	0.0	594	0.0
Fixed rate amortizing advances funded through the AHP	6	0.0	10	0.0
Total amortizing advances	940,384	4.9	1,056,934	4.8

TOTAL PAR VALUE	$18,923,259	100.0%	$21,829,669	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets decreased from 52.2 percent as of December 31, 2009 to 50.0 percent as of December 31, 2010. Approximately 70 percent of our members carried outstanding advance balances as of December 31, 2010 and 2009.

Our five largest borrowers reduced their advance balances by 6.0 percent or $0.6 billion (see Table 23), accounting for 21.1 percent of the overall advance reduction between December 31, 2009 and December 31, 2010. Advance balances for all other borrowers decreased 19.7 percent or $2.3 billion. This contributed to 78.9 percent of the total advance balance reduction between year-end 2009 and 2010. Note that $0.7 billion of the $2.3 billion decrease was due to advance prepayments from four institutional failures in our district last year. The overall decrease in the demand for FHLBank advances can be attributed to fairly widespread repayment of advances due to deleveraging taking place in the financial services industry. Member institutions continue to experience growth in deposits that exceeds the demand for loans in their communities. In addition, many members continue to increase on-balance sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. Currently, there is no evidence to indicate that our advances will increase until there is an improvement in U.S. economic activity that results in a decrease in deposits (outflow into the stock market or other investments) or an increase in loan demand at our member financial institutions. If advances continue to decline, we expect to: (1) repurchase excess capital stock, consistent with past practice, when and as requested; and (2) leverage capital in the range of 21:1 to 23:1 as conditions dictate. In addition, when, and if, member advance demand begins to increase, a few larger members could have a significant impact on the amount of total outstanding advances.

Rather than match fund long-term advances, we elected to swap a significant portion of advances with longer maturities to short-term indices (one-month or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months (swapped long-term and convertible advances, line of credit advances, short-term fixed rate advances and adjustable rate advances) represent 85.4 percent and 83.1 percent of our total advance portfolio as of December 31, 2010 and 2009, respectively.

Our potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions in our four-state district, but also includes potential credit risk exposure to three housing associates and non-members. Table 22 presents advances outstanding by borrower type (in thousands):

Table 22

	December 31, 2010	December 31, 2009
Member advances:
Commercial banks	$6,018,372	$7,601,626
Thrift institutions	6,521,531	7,512,110
Credit unions	624,939	723,584
Insurance companies	5,456,492	5,595,492
Total member advances	18,621,334	21,432,812

Non-member advances:
Housing associates	87,900	73,250
Non-member borrowers1	214,025	323,607
Total non-member advances	301,925	396,857

TOTAL PAR VALUE	$18,923,259	$21,829,669

1	Includes former members that have merged into or were acquired by non-members.

Table 23 presents information on our five largest borrowers as of December 31, 2010 and 2009 (in thousands). We had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 23

	December 31, 2010		December 31, 2009
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$3,088,000	16.3%	$3,500,000	16.0%
Capitol Federal Saving Bank	2,376,000	12.6	2,426,000	11.1
Pacific Life Insurance Co.	1,500,000	7.9	1,500,000	6.9
Security Life of Denver Ins. Co.	1,350,000	7.1	1,500,000	6.9
Security Benefit Life Insurance Co.	1,259,330	6.7	1,259,330	5.8
TOTAL	$9,573,330	50.6%	$10,185,330	46.7%

Table 24 presents the interest income associated with the five borrowers with the highest interest income for the years ended December 31, 2010 and 2009 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 24

	2010		2009
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Saving Bank	$88,861	18.8%	$96,404	15.7%
Pacific Life Insurance Co.	27,228	5.8	28,321	4.6
American Fidelity Assurance Co.	18,343	3.9	19,247	3.1
Security Benefit Life Insurance	10,323	2.2
TierOne Bank2	9,954	2.1	24,723	4.0
Security Life of Denver Ins. Co.			17,639	2.9
TOTAL	$154,709	32.8%	$186,334	30.3%

1
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(277.2) million in 2010 and $(280.0) million in 2009.

2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Prepayment Fees – Advances are priced based on our marginal cost of issuing matched-maturity funding while considering our related administrative and operating costs, substitute pricing and desired profitability targets. Advances with a maturity or re-pricing period greater than three months that do not include call features that can be exercised at the option of the member generally incorporate a fee sufficient to make us financially indifferent should the borrower decide to prepay the advance.

Letters of Credit – We also issue letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the same requirements as for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending that may also be secured by state and local government securities. Outstanding letters of credit balances totaled $2.9 billion and $3.1 billion as of December 31, 2010 and 2009, respectively.

Housing Associates – We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2010 and 2009, which are noted in Table 22, represent less than one percent of total advances for each period presented.

MPF Program: The MPF Program is an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of the FHLBank of Chicago. Under the MPF Program, participating members can sell fixed rate, size-conforming, single-family mortgage loans to us (closed loans) and/or originate loans on our behalf (table funded loans).

The amount of new loans originated by or acquired from in-district PFIs during 2010 was $1.8 billion. These new originations and acquisitions, net of loan payments received, resulted in a sizable increase in the outstanding balance of the MPF portfolio from December 31, 2009 to December 31, 2010 (see Table 20). With total assets declining and new originations increasing, mortgage loans as a percentage of total assets increased from 7.8 percent as of December 31, 2009 to 11.1 percent as of December 31, 2010.

Primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. On December 31, 2010, we transferred $120.5 million of mortgage loans held for portfolio to held for sale based on our intent to sell these specifically identified mortgage loans. We anticipate these loans will be sold during the first half of 2011.

The number of approved PFIs increased from 169 as of December 31, 2009 to 191 as of December 31, 2010. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2011 and beyond as we strive to increase the number of active PFIs. Table 25 presents our top five PFIs, the outstanding balances of loans sold to us as of December 31, 2010 and 2009 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. If a PFI was not one of the top five for one of the years presented, the applicable column is left blank.

Table 25

	MPF Loan Balance as of December 31, 2010	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2009	Percent of Total MPF Loans
Mutual of Omaha Bank1	$448,239	10.5%	$504,390	15.2%
Bank of America, N.A.²	302,313	7.1	383,307	11.5
Bank of the West3	233,171	5.5	302,869	9.1
Farmers Bank & Trust N.A.	179,351	4.2
Security Saving Bank, FSB4	130,216	3.1	138,838	4.2
Girard National Bank			87,249	2.6
TOTAL	$1,293,290	30.4%	$1,416,653	42.6%

1
Formerly TierOne Bank. On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and a portion of TierOne Bank, including the CE obligation for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the FHLBank of Des Moines. Great Western Bank subsequently sold originating representations and warrants, servicing and CE obligations to Mutual of Omaha Bank through a Purchase and Sale Agreement as of November 1, 2010.

2	Formerly La Salle National Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
3
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the FHLBank of San Francisco.

4
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and a portion of Security Savings Bank, FSB, not including the CE obligation for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Simmons First National Bank, a member of the FHLBank of Dallas. As a result, the CE obligations and originating representations and warrants for the MPF loans sold to us by Security Savings Bank, FSB are currently the obligation of the FDIC.

The outstanding balances for Bank of America, Bank of the West and Security Savings Bank, FSB (non-members that no longer have the ability to actively sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios. Most of our mortgage loan portfolio growth during 2010 came from smaller PFIs that may not be set up to sell directly to Fannie Mae or Freddie Mac. However, some larger PFIs have begun to sell mortgages under the MPF Program because of the pricing improvement that began toward the end of the first quarter of 2010 as the U.S. Government discontinued direct purchases of Fannie Mae and Freddie Mac MBS.

Table 26 presents information regarding the asset quality of our MPF portfolio as of December 31, 2010, 2009, 2008, 2007 and 2006 (in thousands):

Table 26

	2010	2009	2008	2007	2006
Nonaccrual, past due and restructured loans
Nonaccrual loans, unpaid principal balance1	$25,714	$22,730	$8,934	$5,640	$4,379
Loans past due 90 days or more and still accruing interest, unpaid principal balance	9,439	4,800	948	929	683

Allowance for credit losses on mortgage loans
Beginning balance	$1,897	$884	$844	$854	$756
Charge-offs2	(483)	(241)	(156)	15	(260)
Provision for (reversal of) mortgage loan losses	1,582	1,254	196	(25)	358
Mortgage loans transferred to held for sale	(85)	0	0	0	0
Ending balance	$2,911	$1,897	$884	$844	$854

Interest income shortfall for nonaccrual loans
Gross amount of interest income that would have been recorded based on original terms	$1,785	$1,413	$585	$365	$328
Interest actually recognized in income during the period	(1,401)	(1,108)	(494)	(317)	(264)
Shortfall	$384	$305	$91	$48	$64

1
Conventional real estate mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $0.2 million as of December 31, 2010. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

2	The ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2010, 2009, 2008, 2007 and 2006.

The serious delinquency rate of the MPF portfolio declined slightly from December 31, 2009 to December 31, 2010 (see Table 27). According to the December 31, 2010 Mortgage Bankers Association National Delinquency survey, the weighted average of all conventional mortgage loans 90 days or more past due was 4.22 percent. This is more than seven times the level of seriously delinquent loans in our mortgage loan portfolio. Table 27 presents delinquency information for the unpaid principal of conventional loans as of December 31, 2010 and December 31, 2009 (in thousands):

Table 27

	December 31, 2010	December 31, 2009
30 to 59 days delinquent and not in foreclosure	$35,046	$27,498
60 to 89 days delinquent and not in foreclosure	10,180	9,154
90 days or more delinquent and not in foreclosure	11,546	12,895
In process of foreclosure1	12,784	7,686
Total conventional mortgage loans delinquent or in process of foreclosure	$69,556	$57,233

Real estate owned	$4,740	$2,656

Serious delinquency rate2	0.6%	0.7%

1	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. Only fixed rate prime conventional mortgage loans are held in the MPF portfolio.

Two indications of credit quality are FICO scores and LTV. FICO is a widely used credit industry model to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 28 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding as of December 31, 2010 and 2009:

Table 28

FICO Score1	December 31, 2010	December 31, 2009
< 620	2.4%	3.4%
620 to < 660	4.8	6.3
660 to < 700	12.6	15.1
700 to < 740	19.3	20.6
>= 740	60.9	54.6
	100.0%	100.0%

Weighted average	744	736

1	Represents the original FICO score of the lowest borrower for the related loan.

LTV is a primary variable in credit performance. Generally speaking, higher LTV means greater risk of loss in the event of a default and also means higher loss severity. Table 29 provides LTV at origination for conventional mortgage loans outstanding as of December 31, 2010 and 2009:

Table 29

LTV	December 31, 2010	December 31, 2009
<= 60%	19.4%	17.7%
> 60% to 70%	15.7	14.4
> 70% to 80%	50.6	50.9
> 80% to 90%	8.7	10.7
> 90% to < 100%	5.6	6.3
	100.0%	100.0%

Weighted average	71.9%	72.9%

Our mortgage loans held in portfolio are dispersed across all 50 states and the District of Columbia as of December 31, 2010. Table 30 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state as of December 31, 2010 and 2009. If a state was not one of the top five for one of the periods presented, the applicable column is left blank.

Table 30

	12/31/2010	12/31/2009
Kansas	32.8%	31.1%
Nebraska	28.3	27.0
Oklahoma	10.3	9.3
Colorado	6.6	5.8
California	3.2
Iowa		3.1
All other	18.8	23.7
TOTAL	100.0%	100.0%

The credit risk of MPF loans is managed by structuring potential credit losses into certain layers. As is customary for conventional mortgage loans, PMI is required for MPF loans with LTVs greater than 80 percent. Losses beyond the PMI layer are absorbed by an FLA established for each pool of mortgage loans sold by a PFI up to the maximum amount of the FLA. We are responsible for all losses up to the amount of the FLA for any given pool of mortgage loans. Table 31 presents a roll forward analysis of the FLA for the periods ended December 31, 2010 and 2009 (in thousands):

Table 31

	Increase to FLA	Losses Incurred1	Total
Balance as of December 31, 2008	$15,160	$(491)	$14,669
Increase to FLA	3,083	0	3,083
Losses incurred	0	(408)	(408)
Balance as of December 31, 2009	18,243	(899)	17,344
Increase to FLA	4,021	0	4,021
Losses incurred	0	(427)	(427)
Balance as of December 31, 2010	$22,264	$(1,326)	$20,938

1	There were de minimis reductions in CE fees paid for losses absorbed in the FLA during 2009. Losses did not exceed the FLA balance at any time during 2009 or 2010.

If losses beyond our FLA layer are incurred for any given pool of mortgage loans, they are then absorbed through a CE obligation of the PFI that sold the MPF loans to us (see Item 1 – “Business – Mortgage Loans” for additional information). Table 32 presents the outstanding principal balance and average CE by MPF product for our mortgage loan portfolio as of December 31, 2010 and 2009 (amounts in thousands):

Table 32

	December 31, 2010		December 31, 2009
	Outstanding Balance	Average CE Obligation	Outstanding Balance	Average CE Obligation
Original MPF	$2,642,573	5.1%	$1,930,462	4.5%
MPF 100	213,631	5.0	181,211	4.8
MPF 125	628,691	2.6	512,241	2.2
MPF Plus	302,212	0.0	383,306	0.0
MPF Government	468,006	0.0	322,245	0.0
TOTAL PAR VALUE	$4,255,113		$3,329,465

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further information). The provision for mortgage loan losses has increased with an increase in the number of delinquencies. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio.

Investments: Investments are generally used for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not reduced in proportion to the decline in advances.

Short-term investments used for liquidity purposes consist primarily of deposits in banks, overnight and term Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $6.1 billion and $6.7 billion as of December 31, 2010 and 2009, respectively. The decrease in short-term investments from 2009 to 2010 is chiefly attributable to a decrease in capital related to declining advance balances. We decreased our average leverage of capital over this time period to maintain the flexibility to meet member requests for repurchases of excess capital stock. Throughout 2010, our short-term investment securities were held as trading in order to enhance our liquidity position. Our long-term investment portfolio, consisting of U.S. Treasury notes, GSE debentures, MBS/CMOs and taxable state or local housing finance agency securities, was $8.7 billion and $9.6 billion as of December 31, 2010 and 2009, respectively. The decrease in the long-term investment portfolio can be largely attributed to decreasing balances in our MBS/CMO portfolio where the investment authority limit is directly related to the decreasing amount of capital stock outstanding as discussed previously. The GSE debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of our current unsecured GSE debentures are fixed rate bonds, which are swapped from fixed to variable rates. All swapped GSE debentures are classified as trading securities. In 2010, we acquired a U.S. Treasury note classified as a trading security as an asset-liability management tool.

Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage our leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of December 31, 2010, we held $0.4 billion in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS in the trading portfolio are variable rate U.S. Agency or GSE issues, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS were subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option-adjusted spreads of these instruments during 2007 and 2008, followed by a tightening of the option-adjusted spreads of these instruments during 2009 and 2010.

On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities.” In the Resolution, the Finance Board stated that the FHLBanks “can address difficulties and liquidity constraints in the housing finance market if the current investment limit in the FMP is increased so the FHLBanks may invest in MBS issued by, or backed by pools of mortgages guaranteed by, Freddie Mac or Fannie Mae.” Consequently, in the Resolution the Finance Board waived the restrictions in the FMP that limit an FHLBank’s investment in Mortgage Securities to 300 percent of its capital and restrict quarterly increases in holdings of Mortgage Securities to no more than 50 percent of capital so that an FHLBank can temporarily invest in Agency Mortgage Securities up to an additional 300 percent of its capital, subject to specified conditions. By allowing the FHLBanks to purchase additional Agency MBS, the Finance Board intended to further its statutory housing finance mission. To the extent the Resolution could increase the demand for Agency MBS, the added liquidity could help to restore the market for these securities and could, in turn, lead to lower liquidity premiums, lower mortgage rates, and increased home purchases. On March 27, 2008, we submitted to the Finance Board a notice and information required by Resolution 2008-08 to increase our MBS/CMO holdings from 300 percent to 400 percent of capital. The Finance Board approved our strategy for increasing our holdings of these types of securities under the temporary authority on April 10, 2008. We acquired $2.7 billion of variable rate Agency MBS/CMOs under this expanded MBS investment authority during 2008. In December 2009, $97.7 million of variable rate Agency MBS/CMOs were purchased under our regular 300 percent investment authority. On December 18, 2009, we submitted to the Finance Agency a notice required by Resolution 2008-08 to increase our MBS/CMO holdings by an additional 100 percent to a total of 500 percent of capital. We began purchasing additional MBS in January 2010 under the expansion of this limit to 500 percent of capital. We acquired $2.0 billion of variable rate Agency MBS/CMOs under this expanded MBS investment authority in the first quarter of 2010 before the expanded authority ended on March 31, 2010.

In conjunction with the growth of variable rate Agency MBS/CMOs, we purchased interest rate caps as economic hedges of the caps embedded in this investment portfolio. As of December 31, 2010, we owned $5.5 billion par amount of variable rate Agency MBS/CMO investments with embedded caps, which were hedged with a $7.2 billion notional interest rate cap portfolio. The notional amount of the interest rate caps exceeded the investments being hedged primarily because of prepayments on the investments during 2010. Prepayments have been driven by record low mortgage rates but were also significantly impacted by a large volume of buyouts of 120 day or more delinquent loans from Fannie Mae and Freddie Mac guaranteed MBS during the first and second quarters of 2010. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate Agency MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate Agency MBS/CMO investments with embedded caps. With $1.5 billion of the purchased cap portfolio having termination dates in two years or less and the value of those caps being almost zero as of December 31, 2010, we determined no adjustment of our purchased cap portfolio was necessary at this time. See Tables 69 and 70 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

In November 2010, we purchased $300 million of the current ten-year U.S. Treasury note. The U.S. Treasury was purchased as an asset-liability management tool in response to our duration of equity risk profile which, as interest rates declined towards the latter part of 2010, was moving towards the outer bounds of management’s operating duration limits. As interest rates increased during the latter part of November and throughout December, management concerns about our duration risk profile decreased and; therefore, $100 million of this position was sold in January 2011. As our duration profile continued to improve through January, February and March 2011, we decreased this position further by selling an additional $100 million in March 2011. See “Risk Management – Interest Rate Risk Management” in this Item 7 for further discussion of our interest rate risk profile.

We are a supporter of the state HFAs within the Tenth District through our participation in the market for in-district taxable state HFA securities. State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, we not only receive competitive returns but also provide necessary liquidity to traditionally underserved segments of the housing market. We also provide standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated remarketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. We increased our participation in this market in 2009 as the financial crisis took its toll on other liquidity providers of SBPAs supporting bonds issued by the Colorado Housing and Finance Authority (CHFA). Currently, the standby bond purchase commitments we have executed expire no later than 2014 though some are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.6 billion as of December 31, 2010 and 2009. We were not required to purchase any bonds under these agreements during 2010 or 2009. The HFA securities backed by our SBPAs have continued to perform well throughout 2010. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset-liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Notes 4 through 6 in the Notes to Financial Statements included in Item 8 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments as of December 31, 2010, 2009 and 2008 are summarized by security type in Table 33 (in thousands).

Table 33

	December 31, 2010	December 31, 2009	December 31, 2008
Trading securities:
Commercial paper	$2,349,565	$2,589,560	$673,435
Certificates of deposit and bank notes	1,755,013	3,199,963	1,571,449
U.S. Treasury notes	282,996	0	0
GSE debentures	1,505,723	1,650,563	1,728,719
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,534	1,704	1,956
GSE residential MBS	440,108	570,886	677,141
Total trading securities	6,334,939	8,012,676	4,652,700

Held-to-maturity securities:
Commercial paper	0	0	737,271
Certificates of deposit	0	0	760,000
State and local housing agency obligations	99,012	115,858	155,247
Mortgage-backed or asset-backed securities (ABS):
Other U.S. obligation residential MBS	23,048	29,876	37,663
GSE residential MBS	5,374,220	5,383,640	6,742,266
Private-label residential MBS	1,217,904	1,818,370	2,573,761
Private-label commercial MBS	40,022	40,108	40,503
Manufactured housing loan ABS	88	334	620
Home equity loan ABS	1,684	2,025	3,566
Total held-to-maturity securities	6,755,978	7,390,211	11,050,897
Total securities	13,090,917	15,402,887	15,703,597

Interest-bearing deposits1	24	54	3,348,212

Federal funds sold	1,755,000	945,000	384,000

TOTAL INVESTMENTS	$14,845,941	$16,347,941	$19,435,809

1
As of December 31, 2008, interest-bearing deposits included deposits at the Federal Reserve. On May 20, 2009, the Federal Reserve Board issued a final rule amending Regulation D, which resulted in the elimination of interest paid on excess reserves held at our Federal Reserve account effective July 2, 2009.

The contractual maturities of our investments as of December 31, 2010 are summarized by security type in Table 34 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 34

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$2,349,565	$0	$0	$0	$2,349,565
Certificates of deposit	1,755,013	0	0	0	1,755,013
U.S. Treasury notes	0	0	282,996	0	282,996
GSE debentures	255,790	274,798	975,135	0	1,505,723
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	0	0	1,534	1,534
GSE residential MBS	0	0	0	440,108	440,108
Total trading securities	4,360,368	274,798	1,258,131	441,642	6,334,939
Yield on trading securities	0.6%	5.0%	4.5%	2.4%

Held-to-maturity securities:
State and local housing agency obligations	0	0	5,740	93,272	99,012
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	0	435	0	22,613	23,048
GSE residential MBS	0	0	65,534	5,308,686	5,374,220
Private-label residential MBS	0	0	170,416	1,047,488	1,217,904
Private-label commercial MBS	0	0	0	40,022	40,022
Manufactured housing loan ABS	0	0	0	88	88
Home equity loan ABS	0	0	0	1,684	1,684
Total held-to-maturity securities	0	435	241,690	6,513,853	6,755,978
Yield on held-to-maturity securities	-%	7.0%	4.2%	3.2%

Total securities	4,360,368	275,233	1,499,821	6,955,495	13,090,917
Yield on total securities	0.6%	5.0%	4.5%	3.2%

Interest-bearing deposits	24	0	0	0	24

Federal funds sold	1,755,000	0	0	0	1,755,000

TOTAL INVESTMENTS	$6,115,392	$275,233	$1,499,821	$6,955,495	$14,845,941

Securities Ratings – Table 35 presents the carrying value of our investments by rating as of December 31, 2010 (in thousands):

Table 35

	Investment Ratings December 31, 2010 Carrying Value1
	Long-term Rating								Short-term Rating
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/F1	A-2/ P-2/ F22	Total
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$24	$0	$24

Federal funds sold3	0	0	0	0	0	0	0	0	1,555,000	200,000	1,755,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper3	0	0	0	0	0	0	0	0	2,349,565	0	2,349,565
Certificates of deposit3,4	0	0	0	0	0	0	0	0	1,755,013	0	1,755,013
US Treasury notes	282,996	0	0	0	0	0	0	0	0	0	282,996
GSE debentures	1,505,723	0	0	0	0	0	0	0	0	0	1,505,723
State or local housing agency obligations	38,977	36,275	23,760	0	0	0	0	0	0	0	99,012
Total non-mortgage-backed securities	1,827,696	36,275	23,760	0	0	0	0	0	4,104,578	0	5,992,309
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	24,582	0	0	0	0	0	0	0	0	0	24,582
GSE residential MBS	5,814,328	0	0	0	0	0	0	0	0	0	5,814,328
Private label residential MBS	607,458	126,060	98,181	42,023	60,124	211,032	45,419	27,607	0	0	1,217,904
Private label commercial MBS	40,022	0	0	0	0	0	0	0	0	0	40,022
Manufactured housing loan ABS	88	0	0	0	0	0	0	0	0	0	88
Home equity loan ABS	0	0	0	0	571	0	411	702	0	0	1,684
Total mortgage-backed securities	6,486,478	126,060	98,181	42,023	60,695	211,032	45,830	28,309	0	0	7,098,608

TOTAL INVESTMENTS	$8,314,174	$162,335	$121,941	$42,023	$60,695	$211,032	$45,830	$28,309	$5,659,602	$200,000	$14,845,941

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $35.0 million at December 31, 2010.
2	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
3	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 97 days.
4	Certificates of deposit were classified based upon short-term ratings as of December 31, 2010.

Table 36 presents the carrying value of our investments by rating as of December 31, 2009 (in thousands):

Table 36

	Investment Ratings December 31, 2009 Carrying Value1
	Long-term Rating								Short-term Rating
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/F1	A-2/ P-2/ F22	Total
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$54	$0	$54

Federal funds sold3	0	0	0	0	0	0	0	0	760,000	185,000	945,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper3	0	0	0	0	0	0	0	0	2,589,560	0	2,589,560
Certificates of deposit and bank notes3,4	0	2,419,970	779,993	0	0	0	0	0	0	0	3,199,963
GSE debentures	1,650,563	0	0	0	0	0	0	0	0	0	1,650,563
State or local housing agency obligations	52,263	63,595	0	0	0	0	0	0	0	0	115,858
Total non mortgage-backed securities	1,702,826	2,483,565	779,993	0	0	0	0	0	2,589,560	0	7,555,944
Mortgage-backed securities:
Other U.S. obligations residential MBS	31,580	0	0	0	0	0	0	0	0	0	31,580
GSE residential MBS	5,954,526	0	0	0	0	0	0	0	0	0	5,954,526
Private label residential MBS	979,556	187,583	189,844	169,735	137,657	100,391	53,604	0	0	0	1,818,370
Private label commercial MBS	40,108	0	0	0	0	0	0	0	0	0	40,108
Manufactured housing loan ABS	334	0	0	0	0	0	0	0	0	0	334
Home equity loan ABS	0	0	0	0	0	566	451	1,008	0	0	2,025
Total mortgage-backed securities	7,006,104	187,583	189,844	169,735	137,657	100,957	54,055	1,008	0	0	7,846,943

TOTAL INVESTMENTS	$8,708,930	$2,671,148	$969,837	$169,735	$137,657	$100,957	$54,055	$1,008	$3,349,614	$185,000	$16,347,941

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $37.4 million at December 31, 2009.
2	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
3	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 98 days.
4	Certificates of deposit and bank notes were classified based upon long-term ratings as of December 31, 2009.

Table 37 presents the carrying value and fair values of our investments by credit rating as of December 31, 2010 and March 15, 2011 for securities that have been downgraded during that period (in thousands):

Investment Ratings	Downgrades – Balances Based on Values at December 31, 20101
As of December 31, 2010	As of March 15, 2011	Private-label Residential MBS		Home Equity Loan Investments
From	To	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	Double-A	$3,169	$2,879	$0	$0
	Single-A	21,058	19,573	0	0
	Triple-B	14,712	15,015	0	0
	Double-B	1,665	1,547	0	0

Double-A	Triple-B	8,529	5,998	0	0
	Double-B	1,607	1,381	0	0

Single-A	Triple-B	6,455	4,796	0	0
	Double-B	1,876	1,304	0	0

Triple-B	Single-B	24,911	18,015	0	0

Double-B	Single B	0	0	571	754
TOTAL		$83,982	$70,508	$571	$754

1	Investments that matured subsequent to December 31, 2010 and on or before March 15, 2011 are excluded from this table.

Table 38 presents the carrying value and fair value as of December 31, 2010 by credit rating (as of March 15, 2011) of our investment portfolio for securities on negative watch with the lowest rated NRSRO as of March 15, 2011 (in thousands):

Table 38

On Negative Watch – Balances Based on Values at December 31, 20101
Investment Ratings	Private-label Residential MBS
	Carrying Value	Fair Value
Long-term ratings:
Triple-A	$212,530	$200,073
Double-A	87,845	82,328
Single-A	51,784	47,316
Single-B	6,344	5,912
TOTAL	$358,503	$335,629

1	Investments that matured subsequent to December 31, 2010 and on or before March 15, 2011 are excluded from this table.

Securities Concentrations – Table 39 presents securities held from issuers, excluding U.S. government agencies, with book values greater than ten percent of our capital as of December 31, 2010 (in thousands):

Table 39

December 31, 2010
Name of Issuer	Total Book Value	Total Fair Value
Rabobank Nederland	$240,000	$240,000
Svenska Handelsbanken AB	239,989	239,992
Bank of Nova Scotia	234,867	234,890
Commonwealth Bank of Australia	229,964	229,969
GE Capital Services	224,961	224,964
Calyon North America Inc	209,962	209,972
National Australia Bank Ltd.	200,000	200,002
The Toronto-Dominion Bank	200,000	200,001
HSBC Finance Corp	199,972	199,974
Barclays US Funding LLC	199,899	199,919
TOTAL	$2,179,614	$2,179,683

Note: None of the issuers of these securities are FHLBank Topeka members or subsidiaries of FHLBank Topeka members.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private-label MBS since early 2006. All of the acquisitions of private-label MBS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. We have only purchased private-label MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition. Private-label MBS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 40 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral as of December 31, 2010 and 2009 (in thousands):

Table 40

	December 31, 2010			December 31, 2009
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$638,979	$211,745	$850,724	$1,075,084	$267,239	$1,342,323
Alt-A	235,658	155,759	391,417	298,391	189,550	487,941
Total private-label residential MBS	874,637	367,504	1,242,141	1,373,475	456,789	1,830,264

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Manufactured housing loan ABS:
Prime	0	88	88	0	334	334

Home equity loan ABS:
Subprime	0	4,924	4,924	0	5,537	5,537
TOTAL	$914,577	$372,516	$1,287,093	$1,413,415	$462,660	$1,876,075

1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. This decline continued into the first quarter of 2009; however, during the second quarter of 2009, the pace of the decline slowed appreciably and the fair value of many of our prime, early vintage private-label MBS actually improved from year-end 2008. Fair values continued to improve, although only slightly, into the third and fourth quarters of 2009 and into 2010. Declines in fair values have been particularly evident across the market for private-label MBS securitized in 2006 and 2007 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-five percent of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS, earlier vintages have not been immune to the declines in fair value. Tables 41 through 43 present statistical information for our private-label MBS by year of securitization and collateral type as of December 31, 2010 (dollar amounts in thousands):

Table 41

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$479,003	$0	$5,293	$473,710
Double-A	54,408	0	0	54,408
Single-A	45,467	0	31,848	13,619
Triple-B	9,359	0	9,359	0
Below investment grade:
Double-B	52,802	0	47,664	5,138
Single-B	179,232	47,363	131,869	0
Triple-C	22,366	17,061	5,305	0
Double-C	8,087	0	8,087	0
TOTAL	$850,724	$64,424	$239,425	$546,875

Amortized cost	$848,399	$63,810	$238,579	$546,010
Gross unrealized losses	36,829	4,093	5,114	27,622
Fair value	817,768	59,728	233,718	524,322

OTTI:
Credit-related OTTI charge taken	$256	$0	$256	$0
Non-credit-related OTTI charge taken	254	0	254	0
TOTAL	$510	$0	$510	$0

Weighted average percentage of fair value to UPB	96.1%	92.7%	97.6%	95.9%
Original weighted average credit support1	3.0	3.1	3.0	3.0
Weighted average credit support1	6.8	4.2	4.8	7.9
Weighted average collateral delinquency2	5.0	7.5	5.8	4.4

Private-label commercial MBS:
UPB by credit rating:
Triple-A	$39,940	$0	$0	$39,940

Amortized cost	$40,022	$0	$0	$40,022
Gross unrealized losses	0	0	0	0
Fair value	41,822	0	0	41,822

Weighted average percentage of fair value to UPB	104.7%	0.0%	0.0%	104.7%
Original weighted average credit support1	21.5	0.0	0.0	21.5
Weighted average credit support1	26.0	0.0	0.0	26.0
Weighted average collateral delinquency2	3.2	0.0	0.0	3.2

Manufactured housing loan ABS:
UPB by credit rating:
Triple-A	$88	$0	$0	$88

Amortized cost	$88	$0	$0	$88
Gross unrealized losses	1	0	0	1
Fair value	87	0	0	87

Weighted average percentage of fair value to UPB	99.1%	0.0%	0.0%	99.1%
Original weighted average credit support1	22.0	0.0	0.0	22.0
Weighted average credit support1	94.9	0.0	0.0	94.9
Weighted average collateral delinquency2	2.4	0.0	0.0	2.4

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 42

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization – Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$129,311	$0	$129,311
Double-A	71,765	0	71,765
Single-A	52,867	2,454	50,413
Triple-B	32,691	16,001	16,690
Below investment grade:
Double-B	7,412	0	7,412
Single-B	33,690	33,690	0
Triple-C	24,492	17,615	6,877
Double-C	39,189	39,189	0
TOTAL	$391,417	$108,949	$282,468

Amortized cost	$388,111	$105,831	$282,280
Gross unrealized losses	44,852	25,873	18,979
Fair value	344,942	79,958	264,984

OTTI:
Credit-related OTTI charge taken	$2,601	$2,601	$0
Non-credit-related OTTI charge taken	14,667	14,667	0
TOTAL	$17,268	$17,268	$0

Weighted average percentage of fair value to UPB	88.1%	73.4%	93.8%
Original weighted average credit support1	4.8	5.4	4.6
Weighted average credit support1	10.8	7.5	12.0
Weighted average collateral delinquency2	9.1	11.7	8.1

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 43

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Subprime
Total1
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Double-B	$1,424
Triple-C	771
Double-C	2,729
TOTAL	$4,924

Amortized cost	$2,369
Gross unrealized losses	278
Fair value	2,380

OTTI:
Credit-related OTTI charge taken	$1,177
Non-credit-related OTTI charge taken	(1,177)
TOTAL	$0

Weighted average percentage of fair value to UPB	48.33%
Original weighted average credit support2	36.0
Weighted average credit support2	33.3
Weighted average collateral delinquency3	37.0

1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Under our RMP, acquisitions of private-label MBS are limited to securities where the geographic concentration of loans collateralizing the security are such that no single state represents more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, management continues to monitor concentration of the underlying collateral for our private-label MBS portfolio for risk management purposes. Table 44 presents our geographic concentration of collateral securing private-label MBS (excluding commercial MBS) as of December 31, 2010 for those states with concentrations of five percent or greater of total private-label MBS (excluding commercial MBS):

Table 44

	Percentage of Total Par Value1
Security Type	California	New York	Florida
Private-label residential MBS:
Prime	34.6%	9.3%	5.8%
Alt-A	35.5	6.0	6.8
Total private-label residential MBS	34.9	8.3	6.1

Manufactured housing loan ABS:
Prime	0.0	7.4	9.3

Home equity loan ABS:
Subprime	0.2	0.4	8.2

TOTAL	34.7%	8.2%	6.1%

1	Calculated based upon weighted average geographic concentrations as available from third-party servicers.

As of December 31, 2010, we held private-label ABS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 45 presents coverage amounts and unrecognized losses as of December 31, 2010 (in thousands) on the private-label ABS covered by monoline bond insurers on which we are placing reliance:

Table 45

	MBIA Insurance Corp.
Year of Securitization	Insurance Coverage	Gross Unrealized Losses
Home equity loan ABS:
2004 and prior	$1,424	$103

Table 46 presents the NRSRO credit ratings as of December 31, 2010 for all monoline insurance companies that provide credit support for our home equity loan ABS (in thousands):

Table 46

	Moody’s Credit Rating	S&P Credit Rating	Fitch Credit Rating
MBIA Insurance Corp.	B3	B	NR1
Financial Guaranty Insurance Company	NR1	NR1	NR1

1	Not rated.

As of December 31, 2010, the amortized cost of private-label securities with unrecognized losses was $738.6 million. (See Note 6 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 47 presents characteristics of our private-label MBS/ABS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages.

Table 47

	December 31, 2010					March 15, 2011 Ratings Based on December 31, 2010 UPB2,3
Security Type	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$471,741	$470,771	$36,829	6.5%	31.0%	27.1%	22.7%	50.2%	27.8%

Alt-A:
Alt-A option arm	16,894	14,118	4,618	33.0	0.0	0.0	0.0	100.0	0.0
Alt-A other	252,685	252,125	40,234	9.0	18.9	17.5	37.1	45.4	39.3
Total Alt-A	269,579	266,243	44,852	10.5	17.7	16.4	34.8	48.8	36.8

Manufactured housing loan ABS:
Prime	88	88	1	2.4	100.0	100.0	0.0	0.0	0.0

Home equity loan ABS:
Subprime	2,195	1,497	278	31.0	0.0	0.0	0.0	100.0	0.0

TOTAL	$743,603	$738,599	$81,960	8.0%	26.1%	23.1%	27.0%	49.9%	31.0%

1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO as of December 31, 2010. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of December 31, 2010.

2	Represents the lowest ratings available for each security based on NRSROs.
3	Excludes investments held as of December 31, 2010 that have been paid down in full as of March 15, 2011.

Other-than-temporary Impairment – Despite the improvement in the fair value of our private-label MBS over the last nine months of 2009, the fair values of the majority of our private-label MBS in our held-to-maturity portfolio remain below amortized cost as of December 31, 2010. However, based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for ten private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus no OTTI for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 7 and Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information on our OTTI evaluation process. Beginning in the second quarter of 2009, we implemented a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are a voting member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loan and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank using other methods.

Beginning in the third quarter of 2009, the process involved selecting 100 percent of our private-label MBS portfolio, excluding Agency MBS and private-label commercial MBS, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS where underlying collateral data was not available, we performed alternative procedures to assess these securities for OTTI. The risk models and loan information data sources used in 2010 were the same as in 2009.

Tables 48 and 49 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI for the quarter ended December 31, 2010 as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Table 48

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2006	8.6%	6.8-13.2%	10.7%	4.6-16.7%	33.4%	28.9-36.9%	4.2%	4.0-4.4%
2005	8.5	6.3-18.8	8.9	1.3-15.1	30.1	24.5-35.6	4.8	3.0-12.2
2004 and prior	17.0	6.3-41.8	3.6	0.0-23.6	21.4	0.0-52.5	7.8	2.1-50.9
Total prime	14.0	6.3-41.8	5.6	0.0-23.6	24.8	0.0-52.5	6.7	2.1-50.9

Alt-A:
2005	13.0	7.2-17.4	18.5	9.4-61.3	34.7	22.8-39.1	7.5	3.2-28.7
2004 and prior	15.8	10.5-22.5	9.3	2.7-47.2	30.7	19.1-46.4	12.0	4.4-62.2
Total Alt-A	15.0	7.2-22.5	11.8	2.7-61.3	31.8	19.1-46.4	10.8	3.2-62.2

TOTAL	14.3%	6.3-41.8%	7.6%	0.0-61.3%	27.0%	0.0-52.5%	8.0%	2.1-62.2%
Table 49

Home Equity Loan ABS1
Year of Securitization	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and earlier	2.7%	1.6-4.2%	10.3%	6.0-12.7%	87.8%	85.9-96.3%

1	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

The FHLBank also evaluates other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During 2010, we did not identify any non-MBS securities as having impairment.

The ten securities upon which we recognized OTTI included five private-label MBS that were identified as other-than-temporarily impaired in 2008, three private-label MBS that were first identified as other-than-temporarily impaired in 2009 and two private-label MBS that were first identified as other-than-temporarily impaired in the first quarter 2010. Subsequent to their initial OTTI classification, most of these securities experienced some further OTTI losses in ensuing quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations. See Note 6 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each security under a more stressful housing price scenario. The more stressful scenario was designed to provide an indication of the sensitivity of our private-label MBS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 6 percent to 15 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year. (See Note 6 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a description of the assumptions used to determine actual credit-related OTTI.) Table 50 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended December 31, 2010 using base-case housing price index (HPI) assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home prices decline (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 50

Housing Price Scenarios As of December 31, 2010
Security Type	Base Case1			Hypothetical Results Under Stress Test Scenario
	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Total Private-label RMBS:
Prime	0	$0	$0	3	$38,428	$71
Alt-A	1	7,982	411	4	55,513	1,600
Total private-label RMBS	1	7,982	411	7	93,941	1,671

Home equity loan ABS:
Subprime	3	1,688	73	3	1,688	136
TOTAL	4	$9,670	$484	10	$95,629	$1,807

1	Represent securities and related OTTI credit losses for the quarter ended December 31, 2010.

Deposits: Deposit programs are offered for the benefit of our members and certain other qualifying non-members. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and, as a matter of prudence, we hold short-term assets with maturities similar to the deposits (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we established a floor of 5 bps on demand deposits and 15 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2011 if demand for loans at member institutions increases, if members continue to de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We have access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly priced borrowings.

Table 51 presents the maturities for time deposits in denominations of $100,000 or more by remaining maturity as of December 31, 2010 and 2009 respectively (in thousands):

Table 51

	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
Time certificates of deposit (by remaining maturity as of December 31, 2010)	$47,200	$0	$0	$47,200
Time certificates of deposit (by remaining maturity as of December 31, 2009)	32,250	0	0	32,250

Table 52 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits for 2010, 2009 and 2008 (in thousands). Deposit types are included if the 10 percent threshold is met in any year.

Table 52

	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$1,650,450	0.15%	$1,241,361	0.15%	$1,087,736	1.90%
Term deposits	51,141	0.17	204,760	1.32	139,765	2.39

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted in the “Risk Management” section under Item 7A, we use debt with a variety of maturities and option characteristics to manage our DOE and interest rate risk profile. We make extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Consolidated obligation bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, we typically either issue a consolidated obligation bond that has variable rates matching the asset index or we swap a fixed rate or a complex consolidated obligation bond to match that index. Additionally, we sometimes use fixed rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments. This occurred during the third and fourth quarters of 2009 as we issued a significant amount of callable, fixed rate consolidated obligation bonds with step-up coupons swapped to one- and three-month LIBOR. In many cases, because of the low absolute level of one- and three-month LIBOR experienced in 2009, the initial swapped funding cost for these structures was less than the funding cost of short-term discount notes. A substantial amount of these bonds were called in early 2010. They were generally replaced with discount notes because we desired to reduce the amount of LIBOR based liabilities we issued in excess of LIBOR based assets and because the deterioration of the swapped funding level reduced the relative funding cost advantage of these structures, as these structures were called in early 2010.

Consolidated obligation discount notes are primarily used to fund shorter-term advances and investments (maturities of three months or less). However, we sometimes use short-term, fixed rate consolidated obligations, including discount notes, to fund longer-term variable rate assets or assets swapped to synthetically create variable rate assets. While total consolidated obligations decreased from December 31, 2009 to December 31, 2010, the mix between discount notes and bonds changed over the period. Discount notes as a percentage of total consolidated obligations increased from 29.6 percent as of the end of 2009 to 38.9 percent as of the end of 2010. The compositional increase in discount notes was primarily a function of: (1) the replacement of swapped callable bonds called in early 2010 with discount notes to better align our LIBOR based assets and liabilities, and provide greater balance sheet flexibility to address potential advance declines; (2) the increased use of discount notes to fund long term advances and investments swapped to LIBOR; (3) the increased use of discount notes to fund our MBS/CMO and mortgage loan portfolios to provide greater balance sheet flexibility in anticipation of increased prepayments; and (4) the increased use of discount notes swapped to LIBOR.

The spread between one- and three-month LIBOR and the overnight Federal funds target rate varied significantly at times throughout 2010 as the European debt crisis led to a significant spike in LIBOR at the end of the second quarter of 2010. This spread relationship, however, returned to more normal levels by the latter part of the year. The LIBOR/Federal funds target rate spread is of significance because: (1) we have occasionally used consolidated obligation bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of our short-term fixed rate advance, short-term money market investment and variable rate MBS portfolios; (2) the cost of our short-term consolidated obligation discount notes has been favorable relative to LIBOR, especially when the LIBOR/Federal funds target rate spread was at its widest levels; and (3) we generally price our short-term fixed rate advances at a spread over our marginal cost of short-term consolidated obligation discount notes.

We continued to increase the optionality in the liability portfolios used to fund fixed rate assets with prepayment characteristics and some fixed rate advances by increasing the percentage of callable debt used to fund these assets. During 2010, we called $5.7 billion of unswapped callable consolidated obligations, and issued $5.7 billion of unswapped callable consolidated obligation bonds. While the issuances were primarily used to refinance debt that was called, they were also used to fund growth in our mortgage loan portfolio and to fund a certain portion of fixed rate advances. This portfolio refinancing has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. The issuance also had an impact on our interest rate risk profile during 2010 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity. For a further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Borrowings with original maturities of one year or less are considered short-term. Table 53 summarizes short-term borrowings for the years ended December 31, 2010, 2009 and 2008 (in thousands):

Table 53

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
	2010	2009	2008	2010	2009	2008
Outstanding at end of the period1	$13,706,746	$11,588,284	$26,317,524	$1,150,000	$2,890,000	$3,952,000
Weighted average rate at end of the period2	0.16%	0.08%	1.23%	0.28%	0.59%	2.36%
Daily average outstanding for the period1	$13,843,259	$17,374,992	$25,291,325	$808,082	$4,153,575	$3,165,989
Weighted average rate for the period2	0.16%	0.45%	2.37%	0.42%	1.14%	2.88%
Highest outstanding at any month-end1	$15,613,655	$26,984,307	$29,742,206	$2,345,000	$5,387,000	$5,037,000

1	Par value
2	Computed based on par value and coupon/interest rate

Derivatives: All derivatives are marked to fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the LIBOR/Swap interest rate curve fluctuates. The LIBOR curve generally reflects the demand for and supply of derivative products, but other factors such as market participant expectations and implied volatility can drive the market price for derivatives.

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges).

The notional amount of total derivatives outstanding decreased by $4.2 billion from December 31, 2009 to December 31, 2010. Significant changes in the types of hedged items during 2010 were as follows:
▪
A $1.6 billion decrease in interest rate swaps used to swap fixed rate non-callable consolidated obligations. The decline in this type of interest rate swap was primarily the result of maturities in this portfolio that were not replaced.

▪
A $1.4 billion decrease in interest rate swaps used to swap fixed rate convertible advances. The decline in this type of interest rate swap was chiefly the result of prepayments, restructuring and maturities of the underlying convertible advances and counterparties exercising their option to call the swaps which results in the conversion of the underlying convertible advance.

▪
A $1.3 billion decrease in interest rate swaps associated with duration and cost of funds. The decrease in this type of interest rate swap, which are primarily interest rate swaps used to swap floating rate consolidated obligations indexed to the Federal funds effective or Prime rates and also interest rate swaps used to swap floating or more complex fixed-to-floating rate callable capped consolidated obligation bonds to one- or three-month LIBOR, was primarily the result of counterparties exercising their option to call these swaps.

▪
A $0.9 billion decrease in interest rate swaps used to swap fixed rate callable step-up or step-down consolidated obligations. The decline in this type of interest rate swap was largely the result of counterparties exercising their options to call these swaps.

▪
A $0.9 billion increase in interest rate swaps used to swap fixed rate non-callable discount notes. The increase in this type of interest rate swap was due to us initiating these transactions because of the comparative attractiveness of the sub-LIBOR funding level of this type of transaction.

▪
A $0.9 billion increase in interest rate caps executed to hedge the risk of changes in interest rates associated with our portfolio of variable rate Agency MBS/CMOs with embedded caps. The increase in interest rate caps is associated with the increase in variable rate Agency CMOs with embedded caps that were purchased in the first quarter of 2010. The interest rate caps are used to reduce the duration of these assets and protect net interest income should rates increase to the point that the variable rate Agency MBS/CMO coupons become capped.

▪
A $0.6 billion decrease in interest rate swaps used to swap complex fixed rate consolidated obligations. The decline in this type of interest rate swap was primarily the result of counterparties exercising their option to call these swaps. This decline was offset somewhat by a $0.1 billion increase in interest rate swaps used to swap complex variable rate consolidated obligations.

For additional information regarding the types of derivative instruments and risks hedged, see Tables 69 and 70 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Capital: Total capital consists of capital stock, AOCI and retained earnings.

Capital stock decreased due to: (1) declining advances; (2) our management of excess stock; and (3) mergers and acquisitions.
▪
The majority of the decrease in capital is attributable to the decrease in capital stock required to support advances. Under our capital plan, members must purchase additional activity-based stock as their advances increase or as they sell mortgage assets into the MPF Program. As member advance activity decreases, as it has during the past two years, stock held by members will likewise decrease as members request redemption of stock previously supporting advances (now excess stock) and, at our discretion, we repurchase this excess stock.

▪
Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase requirement. As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchased all excess Class A Common Stock in June 2009, and in August 2010, we exchanged all excess Class B Common Stock for Class A Common Stock. Furthermore, we re-instituted a practice of regular sweeps of all Class B Common Stock in excess of $50,000 to Class A Common Stock weekly beginning October 20, 2010. As reflected in Table 55, the amount of excess stock held by members decreased in spite of the fact that we pay our quarterly dividends in the form of Class B Common Stock. This decrease is attributable to the capital management practices initiated, and a common practice by some of our members to request redemptions of excess stock and our subsequent repurchase.

▪	Capital stock also decreased, to a smaller extent, due to the loss of members resulting from mergers and acquisitions of 46 members during 2010.

Under our cooperatively structured capital plan, our capital stock balances should fluctuate along with any growth (increased capital stock balances) or reduction (decreased capital stock balances) in advance and mortgage loan balances in future periods. Any repurchase of excess capital stock is at our discretion and subject to statutory and regulatory limitations discussed below, including being in compliance with all of our regulatory capital requirements after any such discretionary repurchase.

The total decrease in retained earnings from December 31, 2009 to December 31, 2010 is attributed to the $36.9 million payment of dividends in 2010 exceeding net income for the year of $33.5 million. The increased loss in AOCI during 2010 is primarily attributable to the net non-credit component of OTTI of $9.6 million (non-credit OTTI losses, net of accretion and amounts reclassified to income) recognized during 2010.

Our capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 54 as of December 31, 2010 and 2009 (amounts in thousands):

Table 54

	2010		2009
	Count	Amount	Count	Amount
Commercial banks	708	$709,762	748	$795,130
Thrift institutions	39	390,475	41	450,079
Credit unions	65	59,067	62	62,171
Insurance companies	24	295,092	22	295,316
Total GAAP capital stock	836	1,454,396	873	1,602,696
Mandatorily redeemable capital stock	16	19,550	14	22,437
TOTAL REGULATORY CAPITAL STOCK	852	$1,473,946	887	$1,625,133

Following are highlights from our capital plan:
▪	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
▪	Both classes have $100 par value and both are defined as common stock;
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

▪
To the extent that a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with us. The activity-based requirements listed below are the current requirements, but are subject to change by our Board of Directors within ranges specified in the capital plan. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction as follows:

●	Advances – 5.0 percent of outstanding advances (range = 4.0 to 6.0 percent);
●	Letters of credit – 0.0 percent of outstanding letters of credit (range = 0.0 to 1.0 percent);
●
AMA – 2.0 percent of the principal amount of member’s MPF loans (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

●	Derivatives (interest rate swaps, caps, floors and equity options) – 0.0 percent of the total notional amount (range = 0.0 to 2.0 percent);
▪	Excess stock is calculated daily. We may exchange excess Class B Common Stock for Class A Common Stock, but only if we remain in compliance with our regulatory capital requirements after the exchange;
▪
A member may hold excess Class A or Class B Common Stock, subject to our rights to repurchase excess stock or to exchange excess Class B Common Stock for Class A Common Stock, or may ask to redeem all or part of its excess Class A or Class B Common Stock. A member may also ask to exchange all or part of its excess Class A or Class B Common Stock for Class B or Class A Common Stock, respectively, but all such exchanges are completed at our discretion;

▪
As a member increases its activities with us above the amount of activity supported by its asset-based requirement, excess Class A Common Stock is first exchanged for Class B Common Stock to meet the activity requirement prior to the purchase of additional Class B Common Stock;

▪
Under the plan, the Board of Directors establishes a dividend parity threshold that is a rate per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of our assets or liabilities (average yield on advances, average cost of consolidated obligations, etc.);

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

▪	A member may submit a redemption request to us for any or all of its excess Class A and/or Class B Common Stock;
▪
Within five business days of receipt of a redemption request for excess Class A Common Stock, we must notify the member if we decline to repurchase the excess Class A Common Stock, at which time the six-month waiting period will apply. Otherwise, we will repurchase any excess Class A Common Stock within five business days;

▪
Within five business days of receipt of a redemption request for excess Class B Common Stock, we must notify the member if we decline to repurchase the excess Class B Common Stock, at which time the five-year waiting period will apply. Otherwise, we will repurchase any excess Class B Common Stock within five business days;

▪
A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date we received the member’s written notice of withdrawal from membership. Our capital plan provides that we will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time. There is no grace period after the submission of a redemption request during which the member may cancel its redemption request without being charged a cancellation fee; and

▪	Each required share of Class A and Class B Common Stock is entitled to one vote up to the statutorily imposed voting caps.

Our activity-based requirements are consistent with our cooperative structure: members’ stock ownership requirements generally increase as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based requirement and the member is required to purchase Class B Common Stock, the required purchase of Class B Common Stock may deter the member from entering into additional activity with us. Factors that affect members’ willingness to enter into activity with us and purchase additionally required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not significantly reduced advance activity with our members, although that may not hold true in the future. Given the competitiveness of the mortgage loan market and the fact that member balance sheets do not increase as mortgage loans are sold into the secondary market or sold into the MPF Program, it is possible that our activity-based requirement for AMA might have a significant bearing on a member’s willingness to sell mortgage loans to us under our MPF Program. This is one of the reasons that the initial activity-based stock purchase requirement for AMA was capped at 1.5 percent of a member’s total assets and was set at the lower end of our permissible range under the capital plan (range = 0.0 to 6.0 percent of the current outstanding balance of AMA originated by or through the member and acquired by us). We do not believe that our activity-based stock purchase requirement for AMA assets has had any significant negative influence on members’ willingness to participate in the MPF Program and sell us mortgage loans under the MPF Program, although this may not hold true in the future. Table 55 provides a summary of member capital requirements under our current capital plan as of December 31, 2010 and 2009 (in thousands):

Table 55

Requirement	12/31/2010	12/31/2009
Asset-based (Class A only)	$295,408	$312,068
Activity-based (additional Class B)1	832,084	939,832
Total Required Stock2	1,127,492	1,251,900
Excess Stock (Class A and B)	346,454	373,233
Total Stock2	$1,473,946	$1,625,133

Activity-based Requirements:
Advances3	$941,768	$1,087,821
AMA assets (MPF mortgage loans)4	78,125	59,287
Total Activity-based Requirement	1,019,893	1,147,108
Asset-based Requirement (Class A stock) not supporting member activity1	107,599	104,792
Total Required Stock2	$1,127,492	$1,251,900

1	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
2	Includes mandatorily redeemable capital stock.
3	Advances to housing associates have no activity-based requirements since housing associates cannot own FHLBank stock.
4	Out-of-district AMA mortgage loan participations purchased through other FHLBanks do not have activity-based stock requirements since these assets are not purchased from members of FHLBank Topeka.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, we are required to maintain permanent capital at all times in an amount at least equal to the sum of our credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as retained earnings and Class B stock, can be used to satisfy our risk-based capital requirement. The Finance Agency, in its discretion, may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. We are required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Finally, we are required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 15 in the Notes to Financial Statements included under Item 8 for compliance as of December 31, 2010 and 2009.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previously retained earnings, subject to Finance Agency regulation and our capital plan (see the discussion of our JCE Agreement and the anticipated amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”). The dividend payout ratio represents the percentage of dividends paid to net income. The significant increase in the dividend payout ratio for 2010 (see Table 8 under Item 6) was largely attributable to the substantial decrease in net income in 2010 relative to 2009 (see this Item 7 – “Results of Operations” for additional discussion) and the higher dividend rates paid in 2010.

Within our capital plan, we have the ability to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. As defined in the capital plan, the dividend parity threshold means a dividend rate expressed as a percentage per annum up to which the dividends paid per share on Class A Common Stock and Class B Common Stock must be equal before a higher rate can be paid on Class B Common Stock. The dividend parity threshold is a percentage per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of our assets or liabilities (average yield on advances, average cost of consolidated obligations, etc.), as determined by the Board of Directors from time to time. Class A stockholders and Class B stockholders share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for Class B stockholders can exceed the rate for Class A stockholders, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. In essence, the dividend parity threshold: (1) serves as a soft floor to Class A stockholders since we must pay Class A stockholders the dividend parity threshold rate before paying a higher rate to Class B stockholders; (2) indicates a potential dividend rate to Class A stockholders so that they can make decisions as to whether or not to hold excess Class A Common Stock; and (3) provides us with a tool to manage the amount of excess stock through higher or lower dividend rates by varying the desirability of holding excess shares of Class A Common Stock (i.e., the lower the dividend rate on Class A Common Stock, the less desirable it is to hold excess Class A Common Stock).

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2009 and 2010 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 56 and 57 present the dividend rates per annum paid on capital stock under our capital plan during 2010 and 2009:

Table 56

Applicable Rate per Annum	12/31/2010	09/30/2010	06/30/2010	03/31/2010
Class A Common Stock	0.40%	0.75%	0.75%	0.75%
Class B Common Stock	3.00	3.00	3.00	3.00
Weighted Average1	2.77	2.78	2.88	2.88

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.19%	0.19%	0.19%	0.14%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 57

Applicable Rate per Annum	12/31/2009	09/30/2009	06/30/2009	03/31/2009
Class A Common Stock	0.75%	0.75%	0.75%	0.75%
Class B Common Stock	3.00	3.00	2.50	2.50
Weighted Average1	2.88	2.89	2.33	2.31

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.12%	0.15%	0.18%	0.19%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for 2011 will remain close to the differential for the fourth quarter of 2010, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock in 2011, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. We believe that dividends paid in the form of capital stock are advantageous to members because our capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with us or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”). If we were to change our practice and pay all dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Capital Adequacy: As of December 31, 2010, 81.5 percent of our capital was capital stock, and 18.5 percent was retained earnings and AOCI. As of December 31, 2009, 82.4 percent of our capital was capital stock, and 17.6 percent was retained earnings and AOCI. We were in compliance with our minimum regulatory capital requirements as of December 31, 2010 as mentioned previously. Additionally, we established within our RMP an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include as capital mandatorily redeemable capital stock, which we otherwise treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). We also need liquidity to repay maturing consolidated obligations, to meet other financial obligations, to meet advance needs of our members and to repurchase excess capital stock at our discretion, whether upon the request of a member or at our own initiative (mandatory stock repurchases).

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

Our other primary sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments and interest income. Primary uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, and other contractual payments, potential funding or purchase obligations including letters of credit and stand-by-bond purchase agreements.

Cash and short-term investments, including commercial paper, decreased from $7.2 billion as of December 31, 2009 to $5.9 billion as of December 31, 2010. This decrease in cash and short-term investments is primarily the result of a decrease in our capital stock position associated with declining advance balances in conjunction with a decrease in our leverage ratio. The decrease in capital stock related to the repurchase of excess capital stock is generally associated with the exchange of all excess Class B shares for excess Class A shares in the third quarter of 2010 and repurchase of excess stock related to member stock redemption requests. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. These short-term investments are also classified as trading for accounting purposes so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market. GSE debentures totaled $1.4 billion and $1.5 billion in par value as of December 31, 2010 and 2009, respectively. In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above our minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and our RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), during 2009 we began to manage assets, liabilities and capital in such a way as to maintain our total regulatory capital ratio at or above 4.35 percent (23:1 asset to capital leverage). This target was increased to 4.60 percent (21.75:1 asset to capital leverage) for March 31, 2010. During the second quarter of 2010, the target was changed to a range of 4.76 percent (21:1 asset to capital leverage) to 4.35 percent (23:1 asset to capital leverage), which is more reflective of how the balance sheet is managed and allows us to help ensure our ability to meet the liquidity needs of our members and to increase our ability to accommodate capital repurchases associated with declining advance balances either: (1) mandatorily initiated at our discretion to adjust our balance sheet; or (2) upon the submission of a redemption request by a member. We maintained this target range for the remainder of 2010 and anticipate this will likely remain the target range in the first quarter of 2011. As a result, should the need arise, we have the capacity to borrow an amount approximately equal to two to four times our current capital position before we reach any leverage limitation as a result of the minimum regulatory or RMP capital requirements. While we target a specific range for our asset to capital leverage ratio, our actual performance relative to that target range may vary in response to market conditions and/or investment opportunities.

We are subject to five metrics for measuring liquidity and we have remained in compliance with each of these liquidity requirements throughout 2010 (see “Risk Management – Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we are required to maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted-average maturity of some short-term assets. Specifically, we have maintained the weighted average original maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) at 52 days as of December 31, 2010 and 65 days as of December 31, 2009. On the liability side of the balance sheet, the weighted average original days to maturity of our discount notes was 85 days as of December 31, 2010 and 80 days as of December 31, 2009. The increase in the mismatch of discount notes and investments from December 31, 2009 (15 day mismatch) to December 31, 2010 (33 day mismatch) was the result of an increase in the weighted average original days to maturity of discount notes and a decrease in the original terms to maturity of our money market investment portfolio. The weighted-average original maturity of consolidated obligation discount notes increased largely due to increased issuance of term discount notes, some of which were swapped at advantageous funding levels. The weighted-average original maturity of our money market investment portfolio decreased as we shortened the allowable maturity of these investments in response to increased credit concerns arising from the European debt crisis. As these short-term investments declined, overnight Federal funds sold became a larger percentage of the total. Over time, especially as the yield curve steepens on the short end, maintaining this differential between the weighted average original maturity between consolidated obligation discount notes and money market investments will marginally increase our cost of funds.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. We expect to maintain a sufficient level of liquidity for the foreseeable future.

Contractual Obligations: Table 58 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2010 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 58

	1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years	Total
Consolidated obligation bonds	$5,880,320	$6,321,300	$2,335,500	$6,755,500	$21,292,620
Capital lease obligations	5,431	5,144	0	0	10,575
Operating leases	99	196	152	66	513
Commitments to fund mortgage loans	148,572	0	0	0	148,572
Expected future pension benefit payments	266	618	752	7,352	8,988
Mandatorily redeemable capital stock	13,820	1	5,729	0	19,550
TOTAL	$6,048,508	$6,327,259	$2,342,133	$6,762,918	$21,480,818

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to meet retained earnings thresholds and return a reasonable dividend to our members. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners and independent accountants subject our practices to additional scrutiny, further strengthening the process.

We maintain an enterprise-wide risk management program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. Enterprise risk management (ERM) is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. Our ERM program is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., credit, market, liquidity, business and operations) before they become realized risk events.

During 2010, we implemented a number of significant changes to align our ERM program with leading practices and ensure our risk management framework provides a holistic or enterprise-wide view of our risks. These changes included:
▪	Re-designating the Finance Committee of the Board of Directors as the Risk Oversight Committee, significantly expanding its oversight of our ERM program;
▪
Establishing a formal Chief Risk Officer (CRO) position with the previous Chief Financial Officer (CFO) filling this role effective May 26, 2010. The CRO’s responsibilities include overseeing all activities and initiatives related to risk management;

▪
Adopting a Risk Philosophy Statement that establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do;

▪	Adopting a Risk Appetite Statement which defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value;
▪	Creating an ERM Dashboard as a means of reporting our risk position and compliance with the key risk metrics from the Risk Appetite Statement; and
▪	Establishing two new internal risk management committees: a Strategic Risk Management Committee and an Operations Risk Committee.

As part of our ERM program, entity level risk assessment workshops are conducted with our senior management team to reach a general consensus on the key risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain senior management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other strategies that might be implemented to help improve our overall prospect for success; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived risk. These risk assessment workshops have resulted in the development of risk management strategies and action plans in an effort to enhance the risk management practices throughout the FHLBank. The results of these activities are summarized in an annual risk assessment report, which is reviewed by the Strategic Risk Management Committee and approved by the Risk Oversight Committee of the Board of Directors.

Business units also play a key role in our risk management program. We utilize a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 21 business unit risk assessments were completed in 2010 addressing 141 key processes throughout the FHLBank. The number of business unit risk assessments and key processes fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep the Board of Directors apprised of any weaknesses in the current risk management system of each business unit and the steps undertaken by management to address any identified weaknesses. The outcomes of these business unit risk assessments are reviewed during our entity level risk assessment workshops to ensure consistency between the top down and bottom up approaches and to ensure that no risks are overlooked.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. Our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Board of director involvement in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal risk philosophy and risk appetite statements and reviewing the annual and business unit risk assessment reports, the Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, Market Risk Analysis Committee, the Credit Underwriting Committee, the Operations Risk Committee, the Disclosure Committee and the Asset/Liability Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

Credit Risk Management: Credit risk is defined as the risk that counterparties to our transactions will not meet their contractual obligations. We manage credit risk by following established policies, evaluating the creditworthiness of our counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is completed for all areas where we are exposed to credit risk, whether that is through lending, investing or derivative activities.

Credit risk arises partly as a result of our lending and AMA activities (members’ CE obligations on mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization. See Item 1 – “Business – Advances” for a detailed description of eligible collateral on advances as well as disclosures regarding our security interest in collateral.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime. Table 59 presents the unpaid principal balance and maximum coverage outstanding with third-party PMI for seriously delinquent loans as of December 31, 2010 (in thousands):

Table 59

Insurance Provider	Credit Rating1	Credit Rating Outlook1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Mortgage Guaranty Insurance Co.	Single-B	N/A	$2,344	$638
Genworth Mortgage Insurance Corp.	Double-B	N/A	1,223	338
Republic Mortgage Insurance Co.	Double-B	N/A	1,219	277
United Guaranty Residential Insurance Co.	Triple-B	N/A	585	119
CMG Mortgage Insurance Co.	Triple-B	N/A	273	61
Radian Guaranty, Inc.	Single-B	N/A	161	43
PMI Mortgage Insurance Co.	Single-B	N/A	54	15
All others			18,471	0
TOTAL			$24,330	$1,491

1	Represents the lowest credit ratings and outlook of S&P, Moody’s or Fitch as of March 15, 2011.
2
Represents the unpaid principal balance of conventional loans 90 days or more delinquent or in the process of foreclosure. Assumes PMI in effect at time of origination. Insurance coverage may be discontinued once a certain LTV ratio is met.

3
Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, AAA-rated private-issue MBS at the time of purchase and CMOs securitized by whole loans. Some of our private-issue MBS have been downgraded below triple-A subsequent to purchase (see Table 35 under this Item 7), but all of the downgraded securities have been and are currently paying as expected. Approximately 82 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities we hold classified as being backed by subprime mortgage loans are private-label home equity ABS. We do have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline provider. Under our RMP, the insurer should be rated no lower than double-A at the time of acquisition. See Tables 45 and 46 under this Item 7, for additional information on monoline insurance companies backing our private-label home equity ABS. We monitor the credit ratings daily, financial performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include U.S. Treasury, unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

Counterparty credit risk is managed through netting procedures, credit analysis, collateral management and other credit enhancements. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, result in the counterparty owing money to us in excess of delivered collateral. We manage this risk by executing derivative transactions with experienced counterparties with high credit quality (defined by us as rated single-A or better); by requiring netting of individual derivatives transactions with the same counterparty; diversifying our derivatives across many counterparties and by executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions.

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased interest rate caps, interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. Derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2010 is indicated in Table 60 (in thousands):

Table 60

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Triple-A	$36,000	$2,583	$0	$2,583
Double-A	10,523,848	14,136	0	14,136
Single-A	18,447,613	6,394	0	6,394
Subtotal	29,007,461	23,113	0	23,113
Member Institutions1	275,339	2,952	2,952	0
TOTAL	$29,282,800	$26,065	$2,952	$23,113

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2009 is indicated in Table 61 (in thousands):

Table 61

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Double-A	$11,960,704	$7,552	$0	$7,552
Single-A	21,339,770	4,907	0	4,907
Subtotal	33,300,474	12,459	0	12,459
Member Institutions1	186,237	3,487	3,487	0
Total	$33,486,711	$15,946	$3,487	$12,459

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on our behalf or collateral assigned to us as evidenced by a written security agreement and held by the member for our benefit.

Table 62 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating we use the lowest rating published by Moody’s or S&P) as of December 31, 2010:

Table 62

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	Double-A	54.9%
Bank of America NA	Single-A	12.4
Rabobank International	Triple-A	11.2
UBS AG	Single-A	10.4
Citi Swapco Inc.	Double-A	6.3
All other counterparties		4.8

Table 63 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating we use the lowest rating published by Moody’s or S&P) as of December 31, 2009:

Table 63

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	Double-A	48.7%
Bank of America NA	Single-A	27.3
Citi Swapco Inc.	Double-A	8.2
UBS AG	Single-A	6.1
Deutsche Bank AG	Single-A	6.0
All other counterparties		3.7

Liquidity Risk Management: Maintaining the ability to meet obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. We seek to be in a position to meet our customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Finance Agency regulations require us at all times to have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 64 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2010 and 2009 (in thousands):

Table 64

	12/31/2010	12/31/2009
Liquid assets1	$1,755,185	$1,439,479
Total qualifying deposits	1,209,952	1,068,757
Excess liquid assets over requirement	$545,233	$370,722

1
Although we have other assets that qualify as eligible investments under the liquidity requirements, only Federal funds and deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

Finance Agency regulations and our RMP require us to maintain contingency liquidity, which is defined as sources of cash we may use to meet our operational liquidity requirements for a minimum of five business days without access to the consolidated obligation debt markets. Eligible investments for meeting the contingency liquidity requirement are defined below. Both the Finance Agency and our liquidity measures depend on certain assumptions which may or may not prove valid in the event of an actual market disruption. We believe that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five business days; however, under extremely adverse market conditions, our ability to meet a significant increase in member advance demand could be impaired if we are denied access to the consolidated obligation debt markets. We complete our contingency liquidity calculation weekly, or more often if deemed necessary.

We are required to maintain daily contingency liquidity in an amount not less than:
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

For contingency liquidity purposes under our RMP, we are authorized to hold the following investments, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
▪	Marketable assets with a maturity of one year or less;
▪	Self-liquidating assets with a maturity of seven days or less;
▪	Assets that are generally accepted as collateral in the repurchase agreement market; and
▪	Irrevocable lines of credit from financial institutions rated not lower than the second highest credit rating category by an NRSRO.

Table 65 summarizes our compliance with the Finance Agency’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated March 15, 2011 (in thousands):

Table 65

03/15/2011
Sources of Contingency Liquidity:
Marketable securities with a maturity of one year or less	$4,052,434
Self liquidating assets with a maturity of 7 days or less	4,335,601
Securities available for repurchase agreements	3,960,214
Total Sources	12,348,249
Uses of Contingency Liquidity:
20 percent of deposits	387,756
100 percent of consolidated obligations and other borrowings maturing in one week	2,437,498
Less 100 percent of consolidated obligations settling in one week	(15,000)
Total Uses	2,810,254
EXCESS CONTINGENCY LIQUIDITY	$9,537,995

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. The RMP provides that we shall maintain a daily average operational liquidity level each month in an amount not less than:
▪	20 percent of the sum of our daily average balance of demand and overnight deposits and other overnight borrowings during the month; plus
▪	10 percent of the sum of our daily average term deposits, consolidated obligations and other borrowings that mature within one year.

As set forth in our RMP, the following investments are eligible for compliance with operational liquidity requirements, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
▪	Overnight Federal funds and overnight deposits;
▪	Resale agreements that mature in 31 days or less;
▪	Negotiable certificates of deposit, bankers’ acceptances, commercial paper, bank notes and thrift notes which mature in nine months or less;
▪	Marketable obligations of the U.S. that mature in 36 months or less;
▪	Marketable direct obligations of U.S. government agencies and GSEs that mature in 36 months or less;
▪	Cash and collected balances held at the Federal Reserve Banks and eligible financial institutions, net of member pass-through deposit reserves; and
▪	Assets that are generally accepted as collateral in the repurchase agreement market.

We manage exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of the RMP during 2010.

Finance Agency regulations and our RMP require us to maintain a minimum number of calendar days of positive cash balances without access to the capital markets for the issuance of consolidated obligations under two different scenarios as described below:
▪
10 to 20 days (initial target set by Finance Agency at 15 days) of positive cash balances under the roll-off scenario. Under the roll-off scenario, we assume that maturing member advances are not renewed; and

▪	Three to seven days (initial target set by Finance Agency at five days) of positive cash balances under the renew scenario. Under the renew scenario, we assume that all maturing advances are renewed.

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and Agency securities classified as trading securities as available liquidity two days after the day of the report and consider money market assets (Federal funds sold, commercial paper and certificates of deposit) as available liquidity on the day of the report. We have remained in compliance with these requirements during 2010.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed the appropriate documents concerning our vulnerability to transactions that contain triggers and fully understand the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for derivatives and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers.

With respect to advances, letters of credit, standby credit facility commitments and member derivatives, we are the beneficiary of certain triggers based on the member’s financial performance as defined in detail in our policies. See Notes 1 and 7 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for our credit products.

All derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, have two-way bilateral triggers based on our ratings or the counterparties’ ratings, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of us or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to us. Our agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that we or the counterparty are willing to accept for a given rating level determined by the NRSROs. The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 66:

Table 66

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aa2-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by our counterparties as of December 31, 2010 and 2009 was in the form of cash. For additional information regarding our credit exposure relating to derivative contracts, see Note 10 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

We have executed SBPAs with two in-district state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. The SBPAs also generally provide that we can be replaced as the liquidity provider in these transactions should our rating by a specified NRSRO ever fall below triple-A. As of December 31, 2010 and 2009, we had 19 and 40 SBPAs that covered $1.6 billion and $1.6 billion in outstanding principal plus interest, respectively. Nebraska Investment Finance Authority re-issued 22 previously outstanding SBPA bonds into one issue on December 29, 2010.

Business Risk Management: Business risk is the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short and long term. We manage business risk, in part, by having a strategic business plan in effect at all times that describes how the business activities will achieve our mission and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent our strategic plans as well as the strategic planning process that helps formulate those plans. The Strategic Business Plan is augmented from time-to-time, at least annually, with appropriate research and analyses. The Strategic Business Plan provides a mechanism for the Board of Directors to fulfill its responsibility for establishing our long-term strategic direction. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of management. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to management. The Board of Directors plays a key role in the development of the strategic business plan and regularly monitors progress in the achievement of business objectives. Additionally, two Board of Directors meetings are set aside each year for strategic planning purposes.

To manage business concentration risk, earnings simulations are conducted annually with estimated base-, best- and worst-case assumptions. The worst-case scenario includes the effects on us if one or more of our larger customers significantly reduce its advance levels, or is no longer a member. The total advance growth and distribution for our top five borrowers is monitored on a monthly basis by the Asset-Liability Committee. Advance concentration to the top five borrowers was 50.6 percent, 46.7 percent and 49.9 percent as of December 31, 2010, 2009 and 2008, respectively.

Business risk also includes political, reputation and regulatory events. Various legislation, including proposals to substantially change the regulatory system for the FHLBanks and other housing GSEs and possibly reform the FHLBank System in a manner which could significantly limit the ability of the FHLBanks to fulfill their mission, is from time to time introduced in Congress. This legislation might change applicable statutes and our operating environment in substantial and unpredictable ways. If enacted, legislation could increase or decrease our cost of doing business, limit or expand permissible activities or impact the competitive balance among the FHLBanks and other housing GSEs. To manage these types of business risks, we maintain a Government Relations Officer position and retain a lobbying firm in Washington, D.C. Additionally, we are, along with the other 11 FHLBanks, a member of the Council of FHLBanks, whose mission is to work with the 12 FHLBanks to ensure their common legislative and regulatory interests may be served, promote enactment of laws and regulations beneficial to the FHLBanks and oppose detrimental laws and regulations and enhance awareness and understanding of the FHLBanks among Washington leaders, including members of Congress and their staffs, executive departments, regulators and trade associations and the financial media. We annually prepare a detailed Congressional Outreach Plan in an effort to create awareness and educate our members of Congress so that they become more familiar with the value we bring to the citizens and communities in our districts. The plan is intended to help positively influence legislation affecting us, make relevant Congressional delegations more aware of our mission and activities and to deliver our message in a clear and consistent manner.

Joint and Several Liability – Although we are primarily liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” and Note 10 in the Notes to Financial Statements under Item 8 for additional information regarding the FHLBank’s joint and several liability.

On October 25, 2010, the FHLBank of Seattle and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the FHLBank of Seattle to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also establishes a stabilization period that ends with the filing of the FHLBank of Seattle’s June 30, 2011 financial statements with the Securities and Exchange Commission. During this period, the FHLBank of Seattle’s classification as “undercapitalized” will remain in place with the FHLBank of Seattle subject to the continuing prohibitions on stock redemptions and repurchases. Subsequently, the FHLBank of Seattle may begin repurchasing member stock at par upon achieving and maintaining financial thresholds established by the Finance Agency as part of its supervisory process. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

FHLBank of Chicago entered into a consensual cease and desist order (C&D Order) with its then-regulator, the Finance Board, on October 10, 2007 and an amendment thereto as of July 24, 2008. Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or termination, are addressed in the C&D Order, as amended.

We have concluded that the above-mentioned actions do not materially increase the risk to us under our joint and several liability obligation. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of both FHLBank of Seattle and Chicago. However, while supervisory orders and agreements are sometimes publicly announced, we cannot provide assurance that we have been informed or will be informed of regulatory actions taken at other FHLBanks that may impact our risk.

Operations Risk Management: Operations risk is the risk of loss due to human error, circumvention or failure of internal controls and procedures, systems malfunctions, man-made or natural disasters, internal or external fraud or unenforceability of legal contracts. This category or risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, accounting/financial disclosure, legal and external events. Mitigating this risk are systems and procedures to monitor transactions and financial position, documentation of transactions, annual comprehensive risk assessments conducted at the business unit level, Finance Agency compliance reviews and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

Human Error and Circumvention or Failure of Internal Controls and Procedures – Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, retain, develop and promote the best employees by offering a fair and competitive rewards package and by providing a comfortable, secure and professional work environment. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an Internal Control Policy which outlines the objectives and principles for our internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the Internal Control Policy, that addresses the efficiency and effectiveness of our activities, the safeguarding of assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal control by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

Systems Malfunctions – We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Executive management reviews and approves all major projects to ensure alignment of IT resources with our strategic direction. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), and reviewing new and/or anticipated future projects related to our strategic initiatives.

Man-made or Natural Disasters – Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer information, back-up tapes, supplies and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. Our disaster recovery plans, including employee emergency contact lists, are reviewed and updated quarterly.

Internal or External Fraud – Our Anti-Fraud Policy, in conjunction with our Whistleblower Procedures, establishes the methodology for preventing, detecting, deterring, reporting, remediating and punishing fraudulent or dishonest activity and violations of the Code of Ethics that could create risks for us or undermine the public’s confidence in the integrity of our activities. Employees and contractors may submit good faith complaints or concerns regarding accounting or auditing matters, fraud concerns, potential wrongdoing or violations of applicable securities laws and regulations to management or our anonymous reporting service without fear of dismissal or retaliation of any kind. No complaints have been received under the Whistleblower Procedures since the inception of the program.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management
We measure interest rate risk exposure by various methods, including the calculation of DOE and MVE in different interest rate scenarios.

Duration of Equity: DOE aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical MVE to changes in interest rates. However, MVE should not be considered indicative of our market value as a going concern or our value in a liquidation scenario. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives. A positive DOE generally indicates a degree of interest rate risk exposure in a rising interest rate environment, and a negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of MVE in response to changing interest rates. That is, if we have a DOE of 3.0, a 100-basis-point (one percent) increase in interest rates will cause our MVE to decline by approximately three percent. However, it should be noted that a decline in MVE does not translate directly into a decline in near-term income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing our sensitivity of market value to changes in interest rates provides a measure of the interest rate risk we take.

Under the RMP approved by our Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. Our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 bps. During periods of extremely low interest rates, such as those experienced over the past several years, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this Finance Agency requirement.

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. Even though all of our DOE measurements are inside Board of Director established operating ranges as of December 31, 2010, we continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our ongoing evaluation processes for determining acceptable future asset/liability management actions.

We typically maintain DOE within the above ranges through management of the durations of our assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in our balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that management and the Board of Directors consider prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. As set forth in our Risk Appetite Statement, we typically manage the current base DOE to remain in the range of ±2.5 and DOE in the ±200 basis-point interest rate shock scenarios to remain in the range of ±5.0. When DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, we may purchase interest rate caps that have the effect of removing those MBS cap limits. We would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing DOE. Further, if an increase in DOE were due to the extension of mortgage loans, MBS or new advances to members, the more appropriate action would be to add new long-term liabilities to the balance sheet to offset the lengthening asset position.

Table 67 presents the DOE in the base case and the up and down 100 and 200 basis-point interest rate shock scenarios for 2010 and 2009:

Table 67

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
12/31/2010	1.4	-0.3	-1.7	1.1	-1.0
09/30/2010	-1.4	-2.5	-1.8	-0.6	0.3
06/30/2010	-0.2	-1.0	0.3	-0.8	-0.7
03/31/2010	1.8	0.3	2.2	1.7	-0.7
12/31/2009	0.1	-0.6	0.1	0.8	-1.3
09/30/2009	1.2	1.0	2.6	1.7	-0.9
06/30/2009	-1.2	-0.2	3.8	12.2	1.0
03/31/2009	-2.2	0.0	3.6	11.6	-1.6

The DOE as of December 31, 2010 decreased in the base scenario and increased in all other scenarios from December 31, 2009. All DOE results continue to remain inside our operating range of ±2.5. Several factors contributed to these changes, including the additional purchase of Agency variable rate CMOs with embedded caps during the first quarter of 2010, the continued growth in the MPF mortgage loan portfolio, significant improvement in market prices of MBS investments held and asset/liability actions taken by management, including the purchase of a $300 million 10-year U.S. Treasury note during the fourth quarter 2010 to effectively lengthen the duration of our assets. Our DOE as of December 31, 2010 in the up 200 basis-point shock scenario, base scenario and down 200 basis-point shock scenario without the U.S. Treasury note purchase would have been 0.4, -3.0 and -2.7, respectively.

As discussed previously, we submitted a notice to the Finance Agency to increase our mortgage investments to five times capital (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information). The weighted average life of the newly acquired Agency variable rate CMOs was longer and the embedded effective interest rate caps were lower than our existing Agency variable rate CMO portfolio, which resulted in an initial increase in the duration of this portfolio. However, as the term structure of interest rates declined during 2010, prepayment activity and prepayment projections increased producing a shortened duration profile. The prepayment behavior and projections for the fixed rate CMO portfolio exhibited similar behavior as the rate environment shortened the duration, as well as the continued improvement in prices, leading to an overall shortening of DOE in the base case.

As our MPF mortgage loan portfolio continued to increase during 2010, inherently becoming a larger percentage of overall assets, the decline in advance balances and total assets effectively caused the mortgage loan portfolio to become an even greater percentage of our assets. Generally, new production loans have a longer duration and typically provide a net positive duration impact on the portfolio. These factors, composition weighting of overall assets and net portfolio growth of longer duration loans, were partially offset by increased prepayments of the existing mortgage loan portfolio. However, the lengthening mortgage loan portfolio impact was eclipsed by the shortening mortgage investment portfolios as discussed above. As the mortgage loan portfolio increased, asset/liability actions taken by management included increased calls of in-the-money non-swapped callable consolidated obligation bonds and issuance of longer maturity non-swapped callable consolidated obligation bonds to replace called bonds, as well as an increase in issuance of discount notes in order to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. The combination of these factors contributed to the net DOE decline in the base case as the balance sheet duration profile became more liability sensitive.

During the latter part of 2010, continued monitoring and evaluation of the base case DOE generated increased concern about the relative level and increasing negative directional movements of the base case DOE, which was an indication of an increasing risk profile. The results indicated that the base case DOE metric was increasingly becoming more liability sensitive and trending towards the negative end of the Board-established DOE operating range. Continued monitoring indicated similar increasing risk profile results and during the latter part of 2010, management concluded that a prudent course of action to address the increasing risk profile precipitated the purchase of the U.S. Treasury note discussed previously in this section to effectively extend DOE by lessening the liability sensitivity of our balance sheet.

Similar to the base case, the primary factors contributing to the increase in duration in all other scenarios included the actions taken by management as discussed above, but the impact on the shock scenario DOE results in an expected variation from the base case results caused by specific portfolio interest rate scenario sensitivities. As experienced in the first three quarters of 2010, a partial compositional change in the liability portfolio occurred as we experienced significant maturities of variable rate liabilities and calls of swapped callable liabilities and replaced a portion of them with discount notes. Generally, the swapped callable liability portfolio has a longer duration profile than the discount note portfolio. Consequently, as we transitioned to discount notes and as rates declined during the period, the net effect would be expected to be a decrease in DOE in all scenarios.

However, the slight net DOE increase in the shock scenarios is generally a function of the compositional changes in our balance sheet as mentioned above and the impact of the purchased interest rate cap portfolio. We purchased interest rate caps to offset the impact of the embedded caps in the newly acquired variable rate Agency MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge; however, with the increase in projected prepayment speeds of the MBS portfolio as the term structure of interest rates declined during most of 2010 and with the absolute balance sheet level decline, the compositional change in the variable Agency CMO portfolio was a slight net increase since the portfolio became a much larger proportion of the balance sheet. In addition, the liability portfolio duration declined more rapidly than the asset portfolio duration because of the liability actions discussed previously in this section. In other words, the liability portfolio duration was slightly more sensitive to changes in rates than the duration profile of the assets. This sensitivity, or convexity, was partially driven by the compositional changes as described above, and led to a net increase in equity duration. This sensitivity was also heightened by the absolute level of rates and the zero boundary methodology as discussed above in the down shock scenario results. Since the absolute level of interest rates is at or near historic lows, an instantaneous parallel shock of 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results.

As the short-end of the term structure of interest rates remained at historically low levels throughout the reported periods, short-term instrument valuations were derived using a valuation curve that is technically floored at zero. Again, under low rate environments, the model effectively floors interest rates at zero through the implementation of a zero boundary constraint. With this zero boundary implementation, the duration of short-term instruments approach zero. Reviewing the duration calculation, the larger the value change between interest rate scenarios, the larger the duration since the measurement is capturing the sensitivity of valuations to changes in rates. The inverse then would conclude that with small or no change in value, the duration result would approach zero. With the low absolute level of the short-term interest rates, shocking the curve instantaneously down 200 bps would trigger the zero boundary constraint. This scenario would introduce minimal or no value change in the short-term instruments since no change in the valuation curve occurs. Reviewing the composition of liabilities on the balance sheet, a large portion consisted of short-term discount notes that under the zero boundary assumption would have zero duration.

Our current and past purchases of interest rate caps and floors tend to partially offset the negative convexity of our mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy.

While we typically monitor and manage to the DOE in the base and ±200 basis-point instantaneous shock scenarios for asset-liability and risk management purposes, duration measurements are also computed and reported for the ±100 basis-point instantaneous shock scenarios as an additional indication of our risk profile. The atypical long DOE results in the down 100 basis-point instantaneous shock scenario as of March 31, 2009 and June 30, 2009 were isolated to a model assumption within the mortgage valuation model we utilize. As noted in Table 67, the DOE measurements indicate a fairly dramatic and significant positive DOE metric beginning with the March 31, 2009 reporting period. During the fourth quarter of 2008, the interest rate environment experienced a significant decline where three-month LIBOR declined 262 bps between September 30, 2008 and December 31, 2008. This market shift caused the interest rate model to generate interest rate scenarios that were considerably different from interest rate scenarios generated when rates were more normalized. When deriving valuations using these low market rate driven interest rate paths, the pricing and risk profiles revealed inconsistencies specifically in the downward shock scenarios as indicated above. This low rate environment is considered a qualifying event that required a modeling assumption change to the speed at which the various interest rate paths generated in the model revert to the mean. This mean reversion adjustment serves to temper the large variations in the derived rate paths and produces a price and risk measurement profile that is considered more reasonable and conforms more consistently with management’s expectations of the overall risk profile of the balance sheet. The mean reversion adjustment was implemented during the third quarter of 2009 and continues to remain in use.

If the down 100 basis-point shock scenario results were reflected more broadly, including additional shock scenario metrics, or not evaluated and addressed as discussed above, certain actions may be implemented both by management and the Board of Directors if the measured metrics exceeded the Board-established operating ranges or policy limits. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though all DOE measurements are inside management’s operating range as of December 31, 2010, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -1.0 month and less than 0.1 month as of December 31, 2010 and 2009, respectively. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions as discussed above. Interest rate swaps increase the flexibility of our funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Agency regulation prohibits the speculative use of derivatives, and we do not engage in derivatives trading for short-term profit. Because we do not engage in the speculative use of derivatives through trading or other activities, the primary risk posed to us by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force us to replace the derivative at market price (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” for additional information).

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable debt with similar duration characteristics is frequently issued. The duration of callable debt shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We also use purchased interest rate caps, floors and swaptions to manage the duration of our assets and liabilities. For example, in rising interest rate environments, out-of-the-money caps are purchased to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage our overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. As of September 18, 2009, the Board of Directors amended the RMP to measure our market value risk in terms of the MVE in relation to our total regulatory capital stock outstanding (TRCS). The RMP previously calculated this metric relative to the book value of equity (BVE) and stipulated that the ratio of MVE to BVE be not less than 85 percent in the base scenario or 80 percent under a ±200 basis-point instantaneous shock in interest rates. TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, using the TRCS is a more reasonable measure because it reflects our market value relative to the book value of our capital stock. As of December 17, 2009, the Board of Directors amended the RMP to revise the stipulation that MVE shall not be less than 85 percent of our TRCS under the base case scenario to a 90 percent threshold, and to revise the stipulation that the MVE/TRCS ratio shall not be less than 80 percent under a ±200 basis-point instantaneous parallel shock in interest rates to an 85 percent threshold. Table 68 presents MVE as a percent of TRCS as of December 31, 2010 as well as information for previous periods for comparability. As of December 31, 2010, all scenarios are well within the specified limits as described above and much of the improvement in the ratio can be attributed to the continued increase in MBS market values and the decrease in capital levels.

Table 68

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
12/31/2010	133	133	132	131	130
09/30/2010	125	122	119	119	118
06/30/2010	119	118	117	117	115
03/31/2010	113	113	113	117	118
12/31/2009	113	113	112	113	113
09/30/2009	103	103	104	107	108
06/30/2009	96	95	95	106	113
03/31/2009	88	87	89	99	100

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections. We currently employ derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For hedging relationships that are not designated for shortcut hedge accounting (see additional details in Note 1 – Summary of Significant Accounting Policies under Item 8), we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our long haul hedges. See Note 10 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on effectiveness methods used. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 69 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2010 (in thousands):

Table 69

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,460,328	$(181,429)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,952,881	(295,632)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	189,000	(1,486)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,361,320	(176,166)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	7,175,533	109,076
Variable rate investments	Interest rate floor	Limit duration of equity risk in a declining interest rate environment	Economic Hedge	300,000	14,823
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	143,339	(1,233)
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	979,899	3,581
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	5,275,000	241,432
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index to limit duration of equity risk	Economic Hedge	100,000	2,847
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,050,000	33,651
Callable step-up or step-down consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,773,000	3,609
Complex consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index	Fair Value Hedge	220,000	(8,048)
Variable rate consolidated obligation bonds	Receive float, pay floating interest rate swap	Reduce the risk of changes in interest rates increasing cost of funds	Economic Hedge	2,038,500	(10,095)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	150,000	50
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	114,000	0
TOTAL				$29,282,800	$(265,020)

Table 70 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2009 (in thousands):

Table 70

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,666,134	$(119,211)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	12,100	(128)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	5,363,872	(343,457)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	109,000	601
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,515,654	(159,215)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	6,295,733	108,997
Variable rate investments	Interest rate floor	Limit duration of equity risk in a declining interest rate environment	Economic Hedge	300,000	18,902
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	33,236	(312)
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	54,582	533
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	6,900,000	229,231
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index to limit duration of equity risk	Economic Hedge	100,000	6,409
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,095,000	29,167
Callable step-up or step-down consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	3,722,000	(6,574)
Complex consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index	Fair Value Hedge	693,400	(17,088)
Variable rate consolidated obligation bonds	Receive float, pay floating interest rate swap	Reduce the risk of changes in interest rates increasing cost of funds	Economic Hedge	3,320,000	(476)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	202,000	94
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	104,000	0
TOTAL				$33,486,711	$(252,527)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-53 of this Form 10-K.

Audited Financial Statements

Tables 71 and 72 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2010 and 2009 (in thousands):

Table 71

	2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$149,348	$155,837	$167,609	$157,217
Interest expense	90,808	98,784	96,273	94,270
Net interest income	58,540	57,053	71,336	62,947
Provision for credit losses on mortgage loans	421	205	197	759
Net interest income after mortgage loan loss provision	58,119	56,848	71,139	62,188
Other non-interest income (loss)	(1,013)	(23,492)	(48,679)	(81,319)
Other non-interest expense	14,235	10,994	12,402	10,459
Assessments	11,382	771	0	0
NET INCOME/(LOSS)	$31,489	$21,591	$10,058	$(29,590)

Table 72

	2009
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$167,627	$181,981	$222,531	$262,037
Interest expense	104,951	122,231	147,739	200,244
Net interest income	62,676	59,750	74,792	61,793
Provision for credit losses on mortgage loans	268	872	104	10
Net interest income after mortgage loan loss provision	62,408	58,878	74,688	61,783
Other non-interest income (loss)	12,767	(15,613)	79,106	31,761
Other non-interest expense	12,454	9,906	10,558	10,668
Assessments	16,646	8,856	38,007	22,012
NET INCOME/(LOSS)	$46,075	$24,503	$105,229	$60,864

The significant fluctuations that have occurred in non-interest income (loss) are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as well as the mark-to-market revaluations of trading securities. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures
Senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of December 31, 2010. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm with respect to the FHLBank’s internal control over financial reporting are included under Item 8 – “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 73 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 73

Executive Officer	Age	Position Held	Employee of the FHLBank Since
Andrew J. Jetter	55	President/Chief Executive Officer	May 18, 1987
David S. Fisher	55	SEVP/Chief Operating Officer	January 1, 2006
Mark E. Yardley	55	EVP/Chief Risk Officer	October 1, 1984
Patrick C. Doran	50	SVP/General Counsel/Corporate Secretary	May 1, 2004
Sonia R. Betsworth	49	SVP/Director of Credit	January 10, 1983
William W. Osborn	45	SVP/Chief Financial Officer	May 22, 2006
Denise L. Cauthon	47	SVP/Chief Accounting Officer	August 9, 1989
Thomas E. Millburn	40	SVP/Director of Internal Audit	September 26, 1994

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Director of Internal Audit or CRO, may be removed from office or discharged by the Board of Directors or the President and CEO with or without cause. The Audit Committee of the Board of Directors may remove the Director of Internal Audit from office, with or without cause. The Risk Oversight Committee of the Board of Directors may remove the CRO from office, with or without cause.

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

David S. Fisher became Senior Executive Vice President and Chief Operating Officer (COO) of the FHLBank in April 2008. He served as Executive Vice President and COO from January 2006 through March 2008. From June 2000 until joining the FHLBank in January 2006, Mr. Fisher was EVP and CFO of Commercial Federal Bank, FSB in Omaha, Nebraska. He was responsible for Treasury, Capital Markets, Accounting, Finance, Real Estate, Strategic Planning, Information Technology, Operations, Human Resources and Investor Relations departments. He also served as chairman of the FHLBank’s Risk Management Advisory Board from April 2004 until December 2005.

Mark E. Yardley became Executive Vice President and CRO of the FHLBank in May 2010. Mr. Yardley previously served as Executive Vice President and CFO from February 2005 to May 2010, First Senior Vice President and CFO from December 1999 through February 2005 and as First Senior Vice President, Director of Finance, from January 1999 to December 1999. Mr. Yardley joined the FHLBank in 1984 as Director of Internal Audit and was promoted to Assistant Vice President in 1990 and Vice President in 1991.

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

William W. Osborn became Senior Vice President and CFO in June 2010. He served as Director of Product, Profitability and Pricing from May 2006 to January 2008. Mr. Osborn was promoted to Director of Banking Strategies in January 2008, to FVP in April 2008 and to SVP in April 2009. He directs the FHLBank’s capital management, pricing, investment and funding strategies. Prior to joining the FHLBank, Mr. Osborn was Vice President, Director of Profitability and Performance Measurement, for Bank of the West, Omaha, Nebraska.

Denise L. Cauthon became Senior Vice President and CAO in December 2010. Ms. Cauthon served as First Vice President and CAO from May to November 2010, served as First Vice President and Controller from March 2007 to April 2010, and served as Vice President and Controller from January 2005 to March 2007. Ms. Cauthon joined the FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller-Financial Reporting in 2002 and became Vice President in 2004.

Thomas E. Millburn became Senior Vice President, Director of Internal Audit in December 2010. Mr. Millburn previously served as First Vice President, Director of Internal Audit, since March 2004. Mr. Millburn joined the FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999 and then to Vice President in 2000.

Directors
As of the date of this annual report on Form 10-K, we have 14 directors, eight of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and six of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act). On October 15, 2010, Mark W. Schifferdecker and G. Bridger Cox were deemed elected as member directors beginning on January 1, 2011. These member directorships were filled without an election because Mr. Schifferdecker and Mr. Cox were the only nominees who accepted nomination for the open member directorships in Kansas and Oklahoma, respectively, as reported in our current report on Form 8-K filed with the SEC on December 15, 2010. On December 15, 2010, we declared elected Harley D. Bergmeyer and William Brush as member directors to fill Nebraska directorships beginning on January 1, 2011, as reported in our current report on Form 8-K filed with the SEC on December 15, 2010. Also on that date, Jane C. Knight was declared elected as a public interest independent director and Robert E. Caldwell, II was declared elected as an independent director, each with terms beginning on January 1, 2011, as reported in our current report on Form 8-K filed with the SEC on December 15, 2010.

The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the Bank Act and Finance Agency regulations, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. For 2011, the Finance Agency has designated our Board of Directors to consist of 15 directors, nine of whom are to be member directors and six of whom are to be independent directors. We currently have one vacant directorship due to the resignation of a Colorado member director, as reported in the FHLBank’s Current Report on Form 8-K filed with the SEC on January 4, 2011. Under the Finance Agency regulations, new and re-elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot serve more than three consecutive full terms, except that a director may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either be a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections.

Member directorships are designated to each of the four states in our district and each of our members is entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located. To qualify as a nominee for a member directorship, a nominee must be an officer or director of a member located in the state the nominating member is located. Member directors are nominated by members located in the state to which the member directorship is assigned, based on a determination by the nominating institution that the nominee possesses the applicable experience, qualifications, attributes and skills to qualify the nominee to serve as an FHLBank director, without any participation from our Board of Directors. An FHLBank director, acting in his or her personal capacity, may support the nomination or election of any individual for a member directorship, provided that no such individual shall purport to represent the views of the FHLBank or its Board of Directors in doing so. Following the nomination process, a member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of each class of capital stock that were required to be held by all members in that state as of the record date for voting.

Each of our member directors meets the required qualifications and, as such, each is an officer or director of a member in the respective state from which they were nominated and elected.

Independent directors are elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the Finance Agency for review. In nominating independent directors, our Board of Directors may consider an individual’s current and prior experience on the Board of Directors, the qualifications of nominees, and the skills and experience most likely to add strength to the Board of Directors, among other skills, qualifications and attributes. Finance Agency regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on its Board of Directors. Our Board of Directors will consider diversity in nominating independent directors and in electing member directors when the Board of Directors is permitted to elect member directors in the event of a vacancy. Our management will assess the effectiveness of the consideration of diversity by the Board of Directors in its annual report to the Finance Agency on Minority and Women Inclusion and Diversity. If our Board of Directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our Board of Directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our Board of Directors has adopted procedures for the nomination and election of independent directors, which are set forth in the FHLBank’s Amended and Restated Bylaws, attached as Exhibit 3.2 to the FHLBank’s Form 8-K filed with the SEC on September 23, 2010, and incorporated herein by this reference.

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

Table 74 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 74

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership1
Harley D. Bergmeyer	69	Member	January 2011	December 2014	(e), (f)
Michael M. Berryhill	55	Member	January 2003	December 2012	(a) Chair, (b), (c), (d)
William Brush	61	Member	January 2011	December 2011	(d), (e)
Robert E. Caldwell, II	40	Independent	January 2004	December 2014	(b), (c) Vice Chair, (e) Chair, (f)
G. Bridger Cox	58	Member	January 2011	December 2011	(a), (b)
James R. Hamby	59	Member	January 2007	December 2013	(c), (e), (f) Chair
Thomas E. Henning	58	Independent	April 2007	December 2011	(a), (b), (c), (d) Chair
Andrew C. Hove, Jr.	76	Independent	April 2007	December 2013	(a), (e), (f)
Jane C. Knight	67	Independent	January 2004	December 2014	(d), (e)
Richard S. Masinton	69	Independent	April 2007	December 2013	(b) Chair, (c), (d)
Neil F. M. McKay	70	Independent	April 2007	December 2012	(a), (f)
Mark W. Schifferdecker	46	Member	January 2011	December 2014	(a), (f)
Bruce A. Schriefer	61	Member	January 2007	December 2011	(d), (f)
Ronald K. Wente	60	Member	January 1996	December 2012	(a), (b), (c) Chair

1	Board of Director committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 14 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Harley D. Bergmeyer has been Chairman of First State Bank, Wilber, Nebraska, since 2007. Mr. Bergmeyer previously served as Chairman of the Bank of Yutan, Yutan, Nebraska, from 2004 through 2007. From 1977 through 2000, Mr. Bergmeyer served as President, Chairman & CEO of Saline State Bank, Wilber, Nebraska, and continued to serve as Chairman of Saline State Bank through 2007. Although as a member director the Board of Directors did not participate in Mr. Bergmeyer’s nomination, Mr. Bergmeyer possesses 44 years of commercial and agricultural banking management experience, and prior experience as an FHLBank director, that assist in his service as a director. Prior to his current term, Mr. Bergmeyer served as a member director of the FHLBank from January 2003 through December 2006.

Michael M. Berryhill has been President and CEO of Morgan Federal Bank, Fort Morgan, Colorado, since 1988 and Chairman of its board of directors since 1993. Although as a member director the Board of Directors did not participate in Mr. Berryhill’s nomination, Mr. Berryhill possesses a B.S. in accounting, nine years audit and tax experience as a CPA with an international accounting firm, 25 years of experience managing a community bank, including 23 years as CEO and 18 years as Chairman of the board of directors, and prior experience as an FHLBank director, that assists in his service as a director.

William Brush has been President of Security State Bank, Ansley, Nebraska, since 2004. Although as a member director the Board of Directors did not participate in Mr. Brush’s nomination, Mr. Brush possesses more than 6 years of banking management experience and over 35 years of experience managing risk in the agriculture commodity markets, that assist in his service as a director.

Robert E. Caldwell, II has been President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, since 2006. Prior to 2006, he served as General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese Public Company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination. Mr. Caldwell currently serves as Vice Chairman of the FHLBank’s Board of Directors and also served as Vice Chairman of the FHLBank’s Board of Directors from January 2004 through December 2006.

G. Bridger Cox has been Chairman and President of Citizens Bank & Trust Company, Ardmore, Oklahoma, since 1996. Although as a member director the Board of Directors did not participate in Mr. Cox’s nomination, Mr. Cox is a graduate of the Stonier Graduate School of Banking at Rutgers University, possesses 30 years of banking management experience, has served on the board of directors of the Oklahoma Industrial Finance Authority and the Oklahoma Development Finance Authority, and has prior experience as an FHLBank director, that assist in his service as a director. Prior to his current term, Mr. Cox served as a member director of the FHLBank from January 1998 through December 2006.

James R. Hamby has been CEO of Vision Bank, Ada, Oklahoma, since 1990. Although as a member director the Board of Directors did not participate in Mr. Hamby’s nomination, Mr. Hamby possesses an MBA and is a graduate of the Graduate School of Banking at Southern Methodist University, over 30 years of banking experience, including more than 20 years as CEO of a bank, significant experience in bank investments, bank accounting and all other aspects of banking, and prior experience as an FHLBank director, that assist in his service as a director. Prior to his current term, Mr. Hamby served as a member director of the FHLBank from January 1995 through December 2000.

Thomas E. Henning has been the Chairman, President and CEO of the Assurity Security Group, Inc. (ASGI), a mutual holding company of life insurance companies, in Lincoln, Nebraska, since 2005 and was employed by Security Financial Life Insurance Co., a predecessor to ASGI, from 1990 to 2006. He is also the Chairman, President and CEO of ASGI’s wholly owned subsidiary, Assurity Life Insurance Company. Mr. Henning has served on the board of Nelnet, Inc., a public company and provider of education finance and services, headquartered in Lincoln, Nebraska, since 2003. Mr. Henning also serves on the board of the American Council of Life Insurers. The Board of Directors considered Mr. Henning’s qualifications, skills and attributes, including his past experience as President and CEO of a community bank and President and COO of a regional banking group, his current experience as Chairman, President and CEO of a medium sized life and health insurance company, his 30 years of financial services experience, his extensive background in financial analysis and accounting, strategic planning and business plan execution, and his prior service as an FHLBank director, when making his nomination.

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

Richard S. Masinton has been Executive Vice President of Quinn Capital, LLC, a private equity company that invests in and provides private equity for both start-ups and established businesses in a variety of industries, including real estate, insurance brokerage, manufacturing, consumer packaged goods, consumer services and other private equity companies, in Leawood, Kansas since January 2009. Mr. Masinton previously served as Chief Financial Officer and Executive Vice President of Russell Stover Candies, a candy manufacturer, in Kansas City, Missouri, from 1996 until 2008. In January 2009, Mr. Masinton was elected to the board of directors of No More Homeless Pets Kansas City, an animal welfare charity. He also sits on the boards of directors of Eco-Choice Springwater, LLC and CRB Biosoft, LLC. Mr. Masinton previously retired from the boards of directors of OneNeck IT Services Corp and Enterprise Financial Services Corporation, a publicly owned bank holding company. He has also served on the board of advisors of the University of Kansas School of Business and on an advisory board at the University of Oklahoma School of Business. The Board of Directors considered Mr. Masinton’s qualifications, skills and attributes, including his Masters Degree in Accounting, Finance and Economics, his certification as a CPA, his experience on the board of a publicly owned bank holding company, including his seven years of experience as Chairman of the audit committee of such bank holding company, his 40 years of experience as a corporate executive, and his prior service as an FHLBank director, when making his nomination.

Neil F. M. McKay was Chief Financial Officer and Treasurer of Capital Federal Savings in Topeka, Kansas, from 1994 through March 2006. Mr. McKay, now retired, has held significant executive positions in various financial institutions including Heartland Federal Savings in Ponca City, Oklahoma, and First Nationwide Bank (now part of Citibank) in San Francisco, California. He was also a CPA in public practice for 12 years. The Board of Directors considered Mr. McKay’s qualifications, skills and attributes, including his certification as a CPA, his 12 years of service as an audit manager of large, publicly traded banks, his experience as Controller of a $30 billion publicly traded bank, his experience as CFO of an $8 billion publicly traded bank, and his prior service as an FHLBank director, when making his nomination.

Mark W. Schifferdecker has been President and CEO of The Girard National Bank, Girard, Kansas, since 2003. Although as a member director the Board of Directors did not participate in Mr. Schifferdecker’s nomination, Mr. Schifferdecker has experience as a CPA, possesses more than seven years of experience as the CEO of a community bank, served more than 10 years as an auditor with KPMG, served five years on the board of directors of the Federal Reserve Bank of Kansas City, including two years as chairman of the Audit Committee, and served on the board of directors of Bankers’ Bank of Kansas, N.A., including one year as chairman, that assist in his service as a director.

Bruce A. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 and has served as President, CEO and director since that time. Although as a member director the Board of Directors did not participate in Mr. Schriefer’s nomination, Mr. Schriefer possesses 40 years of experience at various levels of commercial banking, experience as a former director of the Federal Reserve Bank of Kansas City, experience on the boards of directors of various national and state trade associations, current experience as a member of the FDIC Advisory Committee on Community Banking, and prior experience as an FHLBank director, that assist in his service as a director.

Ronald K. Wente has served as Chairman of our Board of Directors since 2000. Mr. Wente has been President and CEO of Golden Belt Bank, Ellis, Kansas, since 1974. Although as a member director the Board of Directors did not participate in Mr. Wente’s nomination, Mr. Wente possesses 38 years of banking experience, experience with the products and services provided by the FHLBank, including knowledge of operations, regulatory compliance and legislative issues, extensive experience with banking trade groups both on the regional and national level, and prior experience as an FHLBank director, that assist in his service as a director. Mr. Wente is an ex officio member of all FHLBank committees.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics has been posted on our Web site at www.fhlbtopeka.com. We will also post on our Web site any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the General Counsel of the FHLBank at One Security Benefit Place, Suite 100, Topeka, Kansas, 66606.

Audit Committee Financial Expert
We have a separately-designated audit committee, which consists of Michael M. Berryhill, the chairman of the Audit Committee, G. Bridger Cox, Thomas E. Henning, Neil F.M. McKay, Andrew C. Hove, Jr., Mark W. Schifferdecker and Ronald K. Wente.

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

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 – “Executive Compensation.”

Item 11. Executive Compensation

Compensation Discussion and Analysis
Overview: Our overall compensation philosophy is to establish and provide a total compensation program for certain of our executive officers, identified as our “executive group” and for certain other executive officers identified by the Board of Directors, that assists and supports us in achieving our mission to make a difference by helping our members build their communities. The “executive group” in 2010 was comprised of the President and CEO, the Senior Executive Vice President and COO, the Executive Vice President and CRO, the Senior Vice President and General Counsel, and the Senior Vice President and Director of Credit (collectively referred to as the Executive Group). This group along with our Senior Vice President and CAO, who became a co-principal financial officer on May 26, 2010, represent our named executive officers for our fiscal year ended December 31, 2010 (together, the Named Executive Officers). The other co-principal financial officer at that time was our CRO who held the position of CFO prior to that time. The CRO served as co-principal financial officer until May 26, 2010, at which time the CAO became the sole principal financial officer. In determining the appropriate total compensation package for our Named Executive Officers, we consider the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve individual and FHLBank-wide performance goals through incentive awards that reward such performance.

The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities include:
▪
Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including recommending performance goals for the Executive Short Term Incentive Plan (ESTIP) and our Long Term Incentive Plan (LTIP);

▪	Overseeing the base salaries, merit raises and salary adjustments of the COO, CRO, General Counsel, Director of Credit and CAO as recommended by the CEO; and
▪	Recommending to the Board of Directors the base salary, merit raises and salary adjustments of the CEO.

In 2010, the CRO was responsible for recommending the annual base salary of the CAO to the CEO.

Elements of Executive Compensation: To implement our compensation objectives, the elements of our 2010 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual cash incentive awards; (3) award opportunities under our LTIP; (4) retirement and other benefits; and (5) limited perquisites.

Annual Base Salary – A significant element of each Named Executive Officer’s total compensation is annual base salary. The Compensation Committee has determined that appropriate annual base salaries for each Named Executive Officer should be competitive at the 50th percentile level of the salaries of comparable executive positions within financial institutions that it has defined as peers of ours for purposes of providing guideposts for competitive compensation analysis, as discussed below under “Use of Benchmarks.” Adjustments to annual base salaries for the Named Executive Officers are considered annually and may be made in April following an analysis of our compensation practices in the previous year. Adjustments to annual base salaries of the Named Executive Officers are based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups (as described below); (3) performance as measured in terms of FHLBank-wide goals; (4) the perceived performance of each Named Executive Officer subjectively; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

Annual Cash Incentive Awards – The ESTIP governs the eligibility and payout of annual cash incentive awards for the Named Executive Officers. The purpose of the ESTIP is to motivate our Named Executive Officers to achieve annual goals that are aligned with our mission and business objectives and to reward them for attaining such goals. The Board of Directors adopted performance objectives on December 17, 2009 that defined award opportunities under the ESTIP in 2010. A detailed discussion related to the analysis undertaken in establishing the performance goals for the ESTIP is provided below under “Establishment of Performance Goals for Incentive Opportunities.”

Long Term Cash Incentive Awards – The LTIP first became effective on January 1, 2009. The LTIP serves to promote consistent creation of high-value to our members by providing our individual Executive Group members cash incentive awards that are tied to the long-term growth and profitability of the FHLBank as we achieve long-term strategic objectives related to our mission. The LTIP also promotes the loyalty and dedication of our Named Executive Officers to us and to our strategic objectives by rewarding performance that results in our long term growth, financial stability, and success over three-year performance periods. In addition, the deferred nature of incentives available under the LTIP serves to increase our capacity to attract, retain and motivate key employees by enhancing our ability to offer competitive total compensation to members of our Executive Group. The CAO was not eligible to participate in the LTIP in 2010.

Retirement and Other Benefits – We maintain a comprehensive retirement program for our eligible officers comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan); and (2) the Pentegra Financial Institutions Thrift Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of the FHLBank (DC Plan).

In 2010, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer. Effective January 1, 2009, the DB Plan was amended closing it to employees hired on or after January 1, 2009, by making such persons ineligible to participate in the DB Plan. Employees, including the Named Executive Officers that were hired prior to January 1, 2009 may continue to participate in the DB Plan.

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

Due to the closure of the DB Plan to employees hired on or after January 1, 2009, the DC Plan was amended, effective January 1, 2009 to make employees hired on or after that date eligible to receive an additional basic contribution from the FHLBank equal to 2 percent of salary beginning after one year of employment.

In response to federal legislation, which imposed restrictions on the pension benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) in order to maintain the competitive level of our total compensation for executive officers, and specifically for those in the Executive Group, which excludes the CAO. The BEP is a non-qualified plan that restores the pension benefits that an eligible employee is restricted from receiving because of the limitations imposed by the IRC on the benefits received from or contributions made to our two qualified pension plans. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers in the Executive Group and other eligible highly compensated employees that preserves and restores the full pension benefits that, due to IRC limitations, are not payable from the qualified pension plans. As of December 31, 2010, each of the Named Executive Officers would be entitled to receive their respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement. For each Named Executive Officer, these amounts are listed in Table 86 under the column titled “Aggregate Balance at Last FYE.” The BEP also provides for a potential payment to the Named Executive Officers in such amounts upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations.

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

Perquisites – The Board of Directors views the perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities.

Examples of perquisites that were provided to the Named Executive Officers in 2010 included the following:
▪	The personal use of an FHLBank-owned automobile for the President; and
▪	Spousal travel.

Categorical types of perquisites provided to the Named Executive Officers in 2010 are presented and detailed in the Summary Compensation Table (see Table 81 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Analysis of Compensation Decisions in 2010:
Use of Benchmarks – A key to attracting and retaining highly-qualified executive officers is the identification of the appropriate peer groups within which we must compete for executive talent. We have historically recruited nationally in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation, the Board of Directors (and/or Compensation Committee) has periodically retained compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey-based benchmarks that serve as guideposts for competitive levels of compensation.

The Compensation Committee has defined two peer groups for comparative purposes by looking at organizations that we primarily would compete with for business and/or talent. In 2010, the Compensation Committee considered the competitive level of the total compensation paid to individuals in the Executive Group by reviewing comparative data obtained from the compensation consultant, McLagan Partners. The Compensation Committee looked primarily to McLagan’s FHLBank Custom Compensation Survey and available pay data; and secondarily to a subset of McLagan’s proprietary survey database for financial services institutions. Based on advice of McLagan Partners, the Compensation Committee selected a subset of entities within its proprietary survey database to reflect a more narrow survey group of comparator financial services institutions. The CRO reviewed the comparative data obtained from McLagan Partners in considering the CAO’s total 2010 compensation, which was also approved by the Compensation Committee.

The decision to remain competitive primarily with the other FHLBanks and to also consider the broader labor market of a limited group of financial services institutions reflects our belief that the knowledge and skills necessary to effectively perform our Named Executive Officers’ duties may be developed as a result of experience not only at other FHLBanks, but also at a variety of other financial services institutions. We also recognize that Topeka’s geographic location may be a positive or a negative factor in attracting executives, but generally is a positive factor in retaining executives.

Of the FHLBank-based survey data and the broader survey data utilized, the Compensation Committee considers for the Executive Group, and the CRO considers for the CAO, the 25th percentile, 50th percentile (median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our Named Executive Officers in considering the competitiveness of our total compensation for the Named Executive Officers. We generally strive to compensate our Named Executive Officers at the median of the survey data reviewed; however, the ultimate compensation determined appropriate in any given year will depend on the scope of a Named Executive Officer’s responsibilities as compared to similar positions within our identified peer groups, the experience and performance of the individual Named Executive Officer, and our overall performance. Generally, the Compensation Committee and CEO operate to recommend below median pay for poor performance and above median pay for superior performance. While survey information may be a factor in setting executive compensation, we believe that surveys should not override the need for independent decisions that are consistent with our financial condition and future prospects.

In 2010, the Compensation Committee and the CEO determined that with respect to competitive pay positioning and for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation.

Consideration of Individual Performance – As an additional factor, the individual performance of each Named Executive Officer is considered by the Compensation Committee, by the CEO, and in 2010 by the CRO in the case of the Director of Credit and CAO, in determining whether it is appropriate to increase annual base salaries based on a subjective determination of the perceived merit of each Named Executive Officer.

Consideration of Internal Pay Equity – A final factor that the Compensation Committee generally considers in determining base salary increases in its effort to retain our Named Executive Officers is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at the FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of peer group survey compensation information. While comparisons to compensation levels of executive positions within our peer groups are the primary basis used to assess the overall competitiveness of our compensation program, we also believe that our executive compensation practices should be internally consistent and equitable.

Due to improvement in the predictability of economic conditions impacting the FHLBank and the financial performance of the FHLBank expected for 2010 and based upon the recommendation of the Compensation Committee as a result of its consideration of the factors discussed above, the Board increased our CEO’s base salary effective April 1, 2010 by three percent from 2009. For the same reasons, the Compensation Committee determined to increase the base salaries for our COO, CRO, General Counsel, the Director of Credit and CAO by three percent in 2010. Most other employees received approximately three percent increases in their base salaries for 2010 also due to the improved predictability of economic conditions, the financial performance of the FHLBank and individual performance.

Establishment of Performance Goals for Incentive Award Opportunities in 2010
ESTIP
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

To effectively motivate the Named Executive Officers to accomplish short term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are not distributed if such goals are not met. In 2010, we achieved this compensation objective through attainment of annual performance objectives under our ESTIP.

Beginning in November 2009, management and designated directors met to develop and propose performance objectives for executive compensation awards under the ESTIP for 2010 Named Executive Officer award opportunities. The proposed performance objectives reflect the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. Individual directors participated in the development of appropriate levels and thresholds for each goal and the Compensation Committee reviewed, and analyzed the proposed performance objectives, as appropriate, for 2010 before submitting the objectives to the Board of Directors for approval.

In December 2009, the Board of Directors approved the five FHLBank-wide performance objectives from which to measure potential awards under the ESTIP. The performance objectives against which the Named Executive Officers’ performance were evaluated in 2010 represented a mix of profit-oriented, service-oriented and risk-oriented performance measures, which reflected the fact that our primary mission as a cooperatively-owned GSE is providing reliable and dependable overall benefits to our members in the form of products, services and dividends. The performance objectives for 2010 are described in Table 75:

Table 75

Performance Objective1	Measure
Core Return Spread on Class B Common Stock2
The spread between pre-hedging, pre-AHP/REFCORP core return available for Class B Common Stock (weighted by the amount of Class B Common Stock outstanding each day) and the weighted average daily overnight Federal funds effective rate

Net Income After Capital Charge2	The dollar amount of pre-hedging core earnings that exceeds the cost of the required return on each component of capital (Class A Common Stock, Class B Common Stock and Retained Earnings)
Core Product Utilization	The weighted average member and housing associate usage of core banking (profit-oriented) products
Mission Product Utilization	Based on the member usage of mission-oriented products consisting of AHP, CHP/CDP, RFHP/TOP and JOBS programs
Risk Management	The weighted average rating by the Board of Directors after discussion and analysis of risk management in the areas of business, operations, market, credit, liquidity and capital risks

1
Until May 26, 2010, the CAO was eligible for an award under the Short Term Incentive Plan (STIP). The performance objectives under the ESTIP were identical to the performance objectives under the STIP in 2010 for the remainder of the FHLBank’s eligible employees. On and after May 26, 2010, the CAO was eligible for participation in the ESTIP.

2
As part of evaluating our financial performance and measuring ESTIP performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP and REFCORP assessments (assessments for AHP and REFCORP are currently equivalent to an effective minimum income tax rate of 26.5 percent); (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or core business, such as prepayment fees, gain/loss on retirement of debt and gain/loss on securities. The result is referred to as core income, which is a non-GAAP measure of income. Core income is used to compute a core ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as core ROE spread. Because we are basically a “hold-to-maturity” investor, we believe that core income, core ROE and core ROE spread are important to understanding our operating results and performance as measured under the ESTIP and provide a meaningful period-to-period comparison in contrast to GAAP income, which can vary significantly because of derivative and hedging activities and other items that may be unpredictable. Derivative accounting affects the timing of income or expense from derivatives and their related assets and liabilities hedged, but not the economic income or expense from these derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will still equal its original purchase price if held to maturity.

The profit-oriented objectives of “Core Return Spread on Class B Common Stock” and “Net Income After Capital Charge” (non-GAAP measures) were based on: (1) the belief that profitability is critical to the long-term viability of the organization; and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of our products and services. The “Risk Management” objective was included in recognition of the impact that the Executive Group has on management of business, operations, market, credit, liquidity and capital risks and an effort to reward positive risk management performance as determined by the Board of Directors. Finally, the performance objectives for “Core Product Utilization” and “Mission Product Utilization” address the members’ usage of profit-generating products and non-profit-generating products, respectively. A key driver in the development of the objectives was the Board of Directors’ perspective that it is important for us to serve all members, regardless of asset size. Consequently, the product-oriented objectives represented an average of the ratios calculated across all members unweighted by asset size. The weighting for each performance objective is discussed in detail below.

Award levels were set at threshold, target and optimum percentages of annual base salary (except for the Risk Management objective, as set forth in Table 76 below). Our performance objectives were annual goals, with quarterly progress payments made under the ESTIP (except the Risk Management objective was limited to an annual payout) in accordance with interim goals that were established for each performance range and then applied to the respective annual performance objective. So long as at least a threshold level of performance was achieved, payouts were made up to a maximum payout percentage set for each Named Executive Officer. In addition, the Compensation Committee established a holdback of twenty percent of the quarterly progress payments, which would only be paid after year-end if we achieved at least a threshold level of performance for the year against the Core Return on Class B Capital Stock performance objective. For 2010, we achieved the threshold level of performance for the Core Return on Class B Capital Stock objective and, therefore, the Compensation Committee approved distribution of the holdback amount of the ESTIP awards earned by the Named Executive Officers upon review of the Finance Agency (as discussed below). See Table 83 for the results of achievement of each objective for each Named Executive Officer.

Table 76 sets forth the specific interim and annual goal performance ranges for each of our established performance objectives in 2010:

Table 76

		Interim Performance Ranges for Quarterly Progress Payments Against Annual Awards			Annual Performance
Performance Objective		March 31	June 30	September 30	Range
Core Return Spread on Class B Common Stock	Threshold	4.05%	4.05%	4.05%	4.05%
	Target	6.76%	6.76%	6.76%	6.76%
	Optimum	9.47%	9.47%	9.47%	9.47%
Net Income After Capital Charge1	Threshold	$6,530,000	$13,060,000	$19,590,000	$26,120,000
	Target	$13,057,500	$26,115,000	$39,172,500	$52,230,000
	Optimum	$19,587,500	$39,175,000	$58,762,500	$78,350,000
Risk Management2	Unsuccessful	N/A	N/A	N/A	0%
	Marginally Successful	N/A	N/A	N/A	0%
	Moderately Successful	N/A	N/A	N/A	50%
	Successful	N/A	N/A	N/A	100%
	Highly Successful	N/A	N/A	N/A	125%
	Superior	N/A	N/A	N/A	150%
Core Product Utilization3	Threshold	45.56%	45.90%	46.74%	46.96%
	Target	48.06%	48.40%	49.24%	49.46%
	Optimum	50.56%	50.90%	51.74%	51.96%
Mission Product Utilization4	Threshold	175	289	348	369
	Target	235	373	440	458
	Optimum	292	449	527	547

1	The performance range for “Net Income After Capital Charge” is based on our cumulative net income per quarter.
2	The “Risk Management” performance objective was only an annual goal (no quarterly progress payments awarded).
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

Under the ESTIP, the Compensation Committee has the discretion to reduce or eliminate the amount of an award otherwise payable to a Named Executive Officer if, due to extenuating circumstances, the Compensation Committee subjectively determines the reduction or elimination of an award is warranted. Such discretion has not been historically exercised by the Board of Directors under the ESTIP and was not exercised in 2010.

Table 77 provides the: (1) weighting for the various performance goals as a percent of the total ESTIP award opportunity for each Named Executive Officer; and (2) 2010 goal achievement percentage for all goals.

Table 77

Performance Objective	Weight Percentage	2010 Goal Achievement Percentage
Core Return Spread on Class B Common Stock	25	140
Net Income After Capital Charge	25	124
Risk Management	25	127
Core Product Utilization	15	125
Mission Product Utilization	10	78

Award values as a percentage of annual base salary for performance goal achievement were assigned based on the Named Executive Officer’s position in the hierarchy of the FHLBank, which partially reflects the Named Executive Officer’s role in our strategic decisions as well as the Named Executive Officer’s influence over our overall operations and culture.

Table 78

Position	Target Percentage
CEO	55
COO and CRO	45
General Counsel, Director of Credit and CAO1	35

1
Until May 26, 2010, the CAO’s target percentage listed reflects the available percentage under the STIP although identical to that available to her under the ESTIP. The CAO became eligible for the ESTIP effective May 26, 2010.

As reflected in Table 77, 2010 was a strong year for the FHLBank regarding the achievement of our incentive performance objectives. We achieved between target (100 percent of target payout) and optimum (150 percent of target payout) on all performance objectives with the exception of the mission product utilization objective. This objective fell below the target level but was still above the threshold performance level due to the changing housing finance U.S. marketplace. Despite a decline in advances, our core income was strong for 2010, which resulted in achievement well above target for the first two objectives in Table 77. Additionally, we believe management was highly successful in improving our risk governance structure and demonstrating positive risk management performance to the Board of Directors during 2010. As a cooperative, usage of our profit-generating products is an important performance objective as this indicates the value our members place on our products. This core product utilization objective was also well above target, primarily due to efforts to expand usage of our MPF products. Due to our actual achievement of the five performance objectives each quarter and as of December 31, 2010, the Compensation Committee approved annual payouts under the ESTIP, including the holdback amount applicable to the Core Return Spread on Class B Capital Stock, to the Named Executive Officers.

For 2011, the Compensation Committee recommended and the Board of Directors approved in February 2011, changes to the ESTIP. As amended, the ESTIP removes the payment of quarterly performance awards and provides that the awards earned under the ESTIP are only payable on an annual basis. In addition, a Retained Earnings goal was added and the Core Product Utilization goal was removed. Finally, the Risk Management goal was divided into two Risk Management goals: one addressing market, credit, and liquidity risks and the other addressing compliance, business, and operations risks. See our current report on Form 8-K filed with the SEC on March 2, 2011 for more information about these amendments. The Compensation Committee chose to make these changes to be consistent with best practices and to further align compensation with sound risk management. These changes are subject to the authority of the Director of the Finance Agency to prohibit compensation that is not reasonable and comparable to compensation paid to executives at other financial institutions.

LTIP
The LTIP first became effective as of January 1, 2009 and requires achievement of performance measures over three-year Performance Periods. The Named Executive Officers did not earn awards under the LTIP in 2010.

Table 79 presents the Base Award Opportunity Percentage for each Named Executive Officer eligible to participate in the Performance Periods (January 1, 2009 – December 31, 2011 and January 1, 2010 – December 31, 2012) under the LTIP:

Table 79

Named Executive Officer	Level	Base Award Opportunity Percentage
Andrew J. Jetter	Level I	40
David S. Fisher	Level II	30
Mark E. Yardley	Level II	30
Patrick C. Doran	Level III	20
Sonia R. Betsworth	Level III	20

In calculating base award amounts, performance is measured as demonstrated in Table 80:

Table 80

	Minimum	Threshold	Target	Maximum
Total Return1:	> 9/12 vs. FHLBanks	9/12 vs. FHLBanks	6/12 vs. FHLBanks	2/12 or 1/12 vs. FHLBanks
Salary	$	$	$	$
Performance Measure Percentage	0%	50%	100%	150%
Weighting	0.75	0.75	0.75	0.75
Dollar Value (Salary x Performance Measure Percentage x Weighting)	$	$	$	$

Expense Growth2:	> 9/12 vs. FHLBanks	9/12 vs. FHLBanks	6/12 vs. FHLBanks	2/12 or 1/12 vs. FHLBanks
Salary	$	$	$	$
Performance Measure Percentage	0%	50%	100%	150%
Weighting	0.25	0.25	0.25	0.25
Dollar Value (Salary x Performance Measure Percentage x Weighting)	$	$	$	$

Total Value (Dollar Value for Total Return + Dollar Value for Expense Growth)	$	$	$	$

Base Award Opportunity Percentage: Level I (40%) Level II (30%) Level III (20%)	%	%	%	%
Total Base Award (Total Value x Base Award Opportunity Percentage)	$	$	$	$

1
Total Return equals total dividends, plus the change in retained earnings, divided by average capital. For FHLBank Topeka, total dividends is defined as the sum of the actual dividends paid on required Class A Common Stock and all Class B Common Stock during the three-year performance period; change in retained earnings is defined as the change in retained earnings from December 31, 2008 to December 31, 2011 (2009-2011 three-year Performance Period) and from December 31, 2009 to December 31, 2012 (2010-2012 three-year Performance Period); and average capital is defined as the average daily ending balance of required Class A Common Stock and all Class B Common Stock. For the other FHLBanks, unless determined otherwise by the Compensation Committee, total dividends is defined as all dividends paid on all capital stock during the three-year period; change in retained earnings is defined as the change in retained earnings from December 31, 2008 to December 31, 2011 (2009-2011 three-year Performance Period) and from December 31, 2009 to December 31, 2012 (2010-2012 three-year Performance Period); and average capital is defined as the average of all capital stock outstanding for the 12 quarter ending dates starting with March 31, 2009 and ending December 31, 2011 (2009-2011 three-year Performance Period) and starting with March 31, 2010 and ending December 31, 2012 (2010-2012 three-year Performance Period). For performance comparison purposes, we will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking first out of the 12 FHLBanks.

2
Expense Growth is the dollar amount of the change in operating expenses (including salaries and benefits, costs of quarters and other operating expenses) at FHLBank Topeka from calendar year 2008 to calendar year 2011 (2009-2011 three-year Performance Period) and from calendar year 2009 to calendar year 2012 (2010-2012 three-year Performance Period). For performance comparison purposes, we will be ranked against the other FHLBanks, with the lowest increase (or greatest decrease) being the best performance, and a first out of the 12 FHLBanks being the highest ranking.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provides an appropriate process to determine compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2010, particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at risk in both the shorter term and the longer term. These at risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals. Because we achieved our performance goals in 2010, the Named Executive Officers received awards under our ESTIP that were determined to correspond to the respective Named Executive Officer’s contribution to our success and our organizational success.

The Committee believes that the Supplemental Thrift Plan, as defined under “Deferred Compensation” in this Item 11, and the defined benefit portion of the BEP provide additional retirement benefits that are necessary for our total rewards package to remain competitive, particularly compared with competitors who may offer equity-based compensation and/or long-term incentives. Additional information regarding these plans can be found in the narratives to the Pension Benefits and Nonqualified Deferred Compensation tables in this Item 11.

Severance Benefits: We provide severance benefits to the Named Executive Officers pursuant to our Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers from loss of income during a period of unemployment. These officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment; (2) the officer’s employment is terminated by us for misconduct; or (3) the officer accepts employment or refuses other employment offered by us at or before the time of termination.

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, the Named Executive Officer will receive severance pay equal to the following amount of his or her final annual base salary indicated for the officer’s title.

President (CEO)	52 weeks
Executive Vice President (COO and CRO)	39 weeks
Senior Vice President (General Counsel, Director of Credit and CAO)	26 weeks

See “Potential Payments Upon Termination or Change in Control” in this Item 11 for more information related to potential payouts on termination or change in control attributable to each Named Executive Officers as of December 31, 2010.

Finance Agency Oversight: Section 1113 of the Recovery Act requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. On June 5, 2009, the Finance Agency published a proposed regulation designed to implement these statutory requirements covering compensation payable to members of an FHLBank’s senior executive team and defines “reasonable” and “comparable” compensation. In addition, under the proposed regulation, the Finance Agency Director would have authority to approve certain compensation and termination benefits.

On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. The FHLBanks have been directed to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review.

Compensation Committee Report: The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chairman
Michael M. Berryhill
Robert E. Caldwell II
G. Bridger Cox
Thomas E. Henning
Ronald K. Wente

Table 81 presents the Summary Compensation Table for the Named Executive Officers.

Table 81

Name and Principal Position	Year	Salary1	Non-Equity Incentive Plan Compensation2	Change in Pension Value and Nonqualified Deferred Compensation Earnings3	All Other Compensation4	Total
Andrew J. Jetter5	2010	$609,226	$416,210	$791,982	$49,001	$1,866,419
President & CEO	2009	595,805	429,908	725,000	63,794	1,814,507
	2008	584,255	482,010	584,383	49,241	1,699,889
David S. Fisher6	2010	404,726	226,227	141,859	30,982	803,794
SEVP & COO	2009	395,805	233,670	101,000	31,329	761,804
	2008	381,753	257,683	77,857	31,919	749,212
Mark E. Yardley7	2010	303,476	169,632	404,807	27,447	905,362
EVP & CRO	2009	296,805	175,223	392,000	32,904	896,932
	2008	292,169	197,214	331,086	28,918	849,387
Patrick C. Doran8	2010	247,276	107,503	73,510	21,106	449,395
SVP & General Counsel	2009	241,805	111,030	61,000	20,243	434,078
	2008	233,440	157,572	49,499	16,997	457,508
Sonia R. Betsworth9	2010	174,325	75,788	167,297	19,096	436,506
SVP & Director of Credit	2009	170,500	78,289	175,000	16,515	440,304
Denise L. Cauthon10	2010	174,584	75,900	125,000	15,671	391,155
SVP & CAO

1	Although there were no increases in base salaries during 2009, salaries increased from 2008 to 2009 because of salary increases that were effective April 1, 2008.
2
All compensation reported under “non-equity incentive plan compensation” represents performance bonuses earned pursuant to achievement of performance objectives under the FHLBank’s ESTIP other than for Ms. Cauthon, whose performance bonuses earned prior to May 26, 2010 were under the FHLBank’s STIP. Ms. Cauthon became eligible for the ESTIP effective May 26, 2010.

3
The Change in Pension Value and Nonqualified Deferred Compensation Earnings includes above market earnings, which are calculated by multiplying the nonqualified deferred compensation balance as of the beginning of the year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

4	The 2010 components of All Other Compensation are provided in Table 82.
5
Above market earnings attributable to the BEP for Mr. Jetter were $12,982, $0 and $15,383 for 2010, 2009 and 2008, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $154,000, $173,000 and $125,000 for 2010, 2009 and 2008, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $625,000, $552,000 and $444,000 for 2010, 2009 and 2008, respectively.

6
Above market earnings attributable to the BEP for Mr. Fisher were $1,859, $0 and $857 for 2010, 2009 and 2008, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $48,000, $40,000 and $28,000 for 2010, 2009 and 2008, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $92,000, $61,000 and $49,000 for 2010, 2009 and 2008, respectively.

7
Above market earnings attributable to the BEP for Mr. Yardley were $6,807, $0 and $6,086 for 2010, 2009 and 2008, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $173,000, $195,000 and $142,000 for 2010, 2009 and 2008, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $225,000, $197,000 and $183,000 for 2010, 2009 and 2008, respectively.

8
Above market earnings attributable to the BEP for Mr. Doran were $510, $0 and $499 for 2010, 2009 and 2008, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $45,000, $41,000 and $30,000 for 2010, 2009 and 2008, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $28,000, $20,000 and $19,000 in 2010, 2009 and 2008, respectively.

9
Above market earnings attributable to the BEP for Ms. Betsworth were $1,297 and $0 for 2010 and 2009, respectively. The aggregate change in the value of Ms. Betsworth’s accumulated benefit under the FHLBank’s DB Plan was $169,000 and $170,000 for 2010 and 2009, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $(3,000) and $5,000 for 2010 and 2009.

10	The aggregate change in the value of Ms. Cauthon’s accumulated benefit under the FHLBank’s DB Plan was $125,000 for 2010. Ms. Cauthon did not participate in the BEP during 2010.

Table 82 presents the components of “All Other Compensation” for 2010 as summarized in Table 81.

Table 82

Named Executive Officer	Perquisites and Personal Benefits1	Life Insurance Premiums	Long Term Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Andrew J. Jetter	$0	$2,100	$1,606	$14,700	$30,595	$0	$49,001
David S. Fisher	0	1,296	1,071	10,317	18,298	0	30,982
Mark E. Yardley	0	977	1,071	14,700	10,699	0	27,447
Patrick C. Doran	0	761	1,020	14,700	4,625	0	21,106
Sonia R. Betsworth	0	520	696	14,368	3,512	0	19,096
Denise L. Cauthon	0	517	693	14,327	0	134	15,671

1	Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual.

Table 83 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 83

		Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards1
Name	Plan	Date2	Minimum	Threshold	Target	Maximum
Andrew J. Jetter	ESTIP	01/01/2010	$0	$24,577	$49,154	$73,731
President & CEO	ESTIP	04/01/2010	0	25,315	50,630	75,945
	ESTIP	07/01/2010	0	25,315	50,630	75,945
	ESTIP	10/01/2010	0	92,330	184,660	276,990
	LTIP (2010-2012)	01/01/2010	0	119,161	238,322	357,483
David S. Fisher	ESTIP	01/01/2010	0	13,358	26,717	40,075
SEVP & COO	ESTIP	04/01/2010	0	13,760	27,520	41,280
	ESTIP	07/01/2010	0	13,760	27,520	41,280
	ESTIP	10/01/2010	0	50,185	100,370	150,556
	LTIP (2010-2012)	01/01/2010	0	59,371	118,742	178,112
Mark E. Yardley	ESTIP	01/01/2010	0	10,017	20,034	30,051
EVP & CRO	ESTIP	04/01/2010	0	10,317	20,635	30,952
	ESTIP	07/01/2010	0	10,317	20,635	30,952
	ESTIP	10/01/2010	0	37,630	75,260	112,891
	LTIP (2010-2012)	01/01/2010	0	44,521	89,041	133,562
Patrick C. Doran	ESTIP	01/01/2010	0	6,347	12,695	19,042
SVP & General Counsel	ESTIP	04/01/2010	0	6,539	13,078	19,617
	ESTIP	07/01/2010	0	6,539	13,078	19,617
	ESTIP	10/01/2010	0	23,848	47,696	71,545
	LTIP (2010-2012)	01/01/2010	0	24,181	48,361	72,542
Sonia R. Betsworth	ESTIP	01/01/2010	0	4,476	8,951	13,427
SVP & Director of Credit	ESTIP	04/01/2010	0	4,610	9,219	13,829
	ESTIP	07/01/2010	0	4,610	9,219	13,829
	ESTIP	10/01/2010	0	16,812	33,625	50,437
	LTIP (2010-2012)	01/01/2010	0	17,050	34,100	51,150
Denise L. Cauthon	STIP3	01/01/2010	0	4,331	8,663	12,994
SVP & CAO	STIP3	04/01/2010	0	4,550	9,100	13,650
	ESTIP	07/01/2010	0	4,725	9,450	14,175
	ESTIP	10/01/2010	0	16,946	33,892	50,838

1
Amounts reflected for the ESTIP and LTIP represent the applicable range of possible payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2010. LTIP amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. Awards, if any, under the LTIP are payable in the year following the end of the three-year performance period. See discussion under Long Term Incentive Plan under this Item 11 for a description of the material term of the LTIP and future payouts.

2	Dates under the ESTIP represent the date a cash award was granted to each Named Executive Officer. All awards were payable at a later date.
3
Until May 26, 2010, Ms. Cauthon’s potential payments listed reflect available awards that were calculated under the STIP. Performance objectives and other metrics under the STIP were identical to those available to her under the ESTIP. Ms. Cauthon became eligible for the ESTIP effective May 26, 2010.

2010 Executive Short Term Incentive Plan: Under the ESTIP in 2010, Named Executive Officers could earn quarterly progress payments for year-to-date performance against their annual goal metrics upon achieving performance objectives established by the Board of Directors. As discussed previously, for 2010, these performance objectives included: (1) core return on Class B Stock as a spread over the weighted average daily overnight Federal funds effective rate; (2) net income after capital charge; (3) risk management; (4) core product utilization; and (5) mission product utilization.

Performance Ranges – Awards under the ESTIP may be granted for achievement corresponding to performance ranges, from threshold, to target, to optimum performance for each goal metric. Within a performance range, threshold represents the lowest level of annual performance eligible for an award; target represents the expected level of annual performance; and optimum represents the best attainable level of annual performance required to obtain the maximum award payment. Awards may be earned for performance anywhere within these performance ranges at a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of performance, linear interpolation is used to ensure that the annual award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their earned base salary as follows:

Table 84

Position	Threshold Award	Target Award	Optimum Award
CEO	27.5%	55.0%	82.5%
COO and CRO	22.5	45.0	67.5
General Counsel, Director of Credit and CAO	17.5	35.0	52.5

Calculation of Quarterly Progress Payments and Final Awards – In 2010, Named Executive Officers received quarterly progress payments for year-to-date performance against their performance objectives when performance exceeds the interim quarterly performance levels for the goal metric against which quarterly progress payments are computed. Under the ESTIP, any aggregate quarterly progress payment received for such performance against a particular objective may not exceed the value of the annual award for the respective objective. Twenty percent of the calculated quarterly progress payments were retained by the FHLBank and paid after the end of the ESTIP plan period for 2010 if: (1) the Named Executive Officer was employed by the FHLBank on December 31, 2010; and (2) no pro-ration or forfeiture provisions in the ESTIP applied. The formulas for determining quarterly progress payments (QP) and the final award (FA) earned for performance against a single performance objective were:
QP = [(Earned Base) (Award percent) (Metric Weight) (100 percent – Holdback percent)] – Previous Payments
FA = [(Earned Base) (Award percent) (Metric Weight)] – Previous Payments

Forfeiture Provisions – A Named Executive Officer, in the discretion of the Compensation Committee, may be required to forfeit an award earned under the ESTIP if the Named Executive Officer is: (1) discharged from employment with the FHLBank for Good Cause as defined under the ESTIP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his employment or following his termination; (3) discloses confidential information of the FHLBank; or (4) refuses to report to the FHLBank any discoveries or improvements conceived by the Named Executive Officer during the course of employment that relate to the business of the FHLBank. A Named Executive Officer is not eligible to receive progress payments toward annual awards or holdbacks arising out of an annual award for any quarter during which employment ceases for any reason other than death or for subsequent quarters of such Plan period.

2010-2012 Long Term Incentive Plan: The LTIP provides eligible executive officers the opportunity to earn long-term incentive compensation based on our attainment of certain financial goals determined by the Compensation Committee of the Board of Directors. The purpose of the LTIP is to promote loyalty and dedication of key employees to the FHLBank and reward performance that facilitates the strategic objectives and resulting growth and financial stability of the FHLBank. The Compensation Committee, in consultation with the CEO, is responsible for administering the LTIP and has the full authority to construe, interpret, implement, and administer the LTIP in such capacity.

The identities of the individual employees eligible for participation under the LTIP will be recommended by the CEO to the Compensation Committee for approval for a given Performance Period. “Performance Period” is defined under the LTIP as a three-year period, with the first Performance Period extending from January 1, 2009 to December 31, 2011. Eligibility under the LTIP is limited to a select group of management or other highly compensated employees. In 2010, the LTIP was further limited to the CEO and senior officers who were members of the Strategic Planning Group (as such term is defined in the LTIP). The LTIP allows for other key employees to be recommended as participants on a limited basis to address extraordinary performance and/or other criteria and considerations as determined by the Compensation Committee. This did not occur in 2010. In 2010, the LTIP provided for four levels of participation, which were established to take into consideration that certain key employees have a greater and more direct impact than others on the annual and cumulative success of the FHLBank. See Compensation Discussion and Analysis under this Item 11 for details about eligibility for participation and the opportunity percentages for each Named Executive Officer in the Executive Group.

The LTIP uses a formula based on the FHLBank’s Performance Measures for a given Performance Period, which are set by the Compensation Committee. Formulas for Performance Periods that include 2010 are described under the Compensation Discussion and Analysis section of this Item 11. Under the LTIP, the Performance Measures are more than just points of performance; rather, they may vary within a range from “Threshold,” defined as the minimum achievement level acceptable for the Performance Measure, to “Target,” defined as the expected achievement level for the Performance Measure, to “Maximum,” defined as the achievement level for the Performance Measure that substantially exceeds the Target level of achievement. For performance that falls between any two levels of performance (e.g., between Threshold and Target or Target and Maximum), linear interpolation is used to ensure that the award is consistent with the level of performance achieved.

In 2010, a participant’s award under the LTIP equaled the Base Award Opportunity, which means the total award that may be earned during a Performance Period for achieving Target performance levels under each Performance Measure, plus any discretionary awards that may be recommended by the CEO to the Compensation Committee for any Level II, Level III and/or Level IV participant for extraordinary performance (the “Final Award”). The Final Award earned by a participant in the plan will be paid out by a single cash payment after the end of a Performance Period.

For any Performance Period, including 2010-2012, a Final Award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee or under any of the following circumstances: (1) we receive a cumulative “4” rating in our Finance Agency examination, or other equivalent “operating in an unsafe or unsound condition, or with unsafe or unsound practices” rating from applicable regulatory authorities during any year within the Performance Period; (2) we have negative net income, as defined and in accordance with GAAP, for the cumulative Performance Period; or (3) a given participant does not achieve “satisfactory” individual achievement levels during the applicable Performance Period. The determination of whether performance is deemed “satisfactory” is in the sole discretion of the Compensation Committee. Additionally, the Final Award shall be reduced by one-third for each year during the Performance Period in which we have negative net income, as defined and in accordance with GAAP.

For the 2011-2013 Performance Period, the Compensation Committee recommended and the Board of Directors approved in February 2011 amendments to the LTIP. The LTIP was further ratified by the Board of Directors on March 24, 2011 due to an administrative correction. As amended, the LTIP adds the CAO as a participant and the Performance Measures were revised from the Performance Measures under the LTIP for previous Performance Periods by reducing the weighting of the Total Return metric from 0.75 to 0.375 and adding a new metric relating to MVE/TRCS, which is weighted by 0.375. This change was made to continue to align our incentive plans with sound risk management goals. The LTIP is attached to this Form 10-K as Exhibit 10.10.

Pension Benefits: Table 85 presents the 2010 Pension Benefits Table for the Named Executive Officers.

Table 85

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	22.583	$859,000	$0
President & CEO	FHLBank Benefit Equalization Plan	22.583	2,740,000	0
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	3.917	131,000	0
SEVP & COO	FHLBank Benefit Equalization Plan	3.917	226,000	0
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	25.250	993,000	0
EVP & CRO	FHLBank Benefit Equalization Plan	25.250	928,000	0
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	5.667	145,000	0
SVP & General Counsel	FHLBank Benefit Equalization Plan	5.667	81,000	0
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	26.917	743,000	0
SVP & Director of Credit	FHLBank Benefit Equalization Plan	26.917	36,000	0
Denise L. Cauthon	Pentegra Defined Benefit Plan for Financial Institutions	20.333	499,000	0
SVP & CAO

Our DB Plan covers all full time employees of the FHLBank as of January 1, 2009 who have met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by the FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options also available to a limited degree for those Named Executive Officers who were employed prior to the plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Four Named Executive Officer participants (Mr. Jetter, Mr. Yardley, Ms. Betsworth and Ms. Cauthon) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on,” determined at the time of the plan change. The formula for this “frozen add-on” is [old benefit formula as of August 31, 2003 minus new benefit formula as of September 1, 2003 equals the frozen add-on]. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)17 limit of $245,000 on earnings for 2010. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415 benefit limit is $195,000 for 2010. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50, otherwise benefits are paid in installments.

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

The FHLBank’s BEP is, in part, a non-qualified defined benefit plan. The defined benefit portion of the BEP provides benefits under the same terms and conditions as the DB Plan. However, the BEP does not limit the annual earnings or benefits of the Named Executive Officers in the Executive Group. Benefits that would otherwise be provided under the BEP are reduced by benefits provided under the DB Plan.

Our contributions to the DB Plan through June 30, 2010, represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $3,829,000 in 2010. The DB Plan is a multiple-employer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2010. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 5.54 percent interest. The present value of benefits accrued after September 1, 2003 are multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 5.54 percent interest. As of December 31, 2010, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2000 RP Mortality table (generational mortality table); (3) a 4.97 percent average salary increase adjustment; and (4) a 5.25 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation: Table 86 presents the 2010 Nonqualified Deferred Compensation Table for the Named Executive Officers in the Executive Group. Our fiscal year (FY) is 2010, with a fiscal year end (FYE) of December 31, 2010.

Table 86

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY2	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE2
Andrew J. Jetter President & CEO	$15,298	$30,595	$55,157	$0	$975,998
David S. Fisher SEVP & COO	37,915	18,298	14,204	0	281,107
Mark E. Yardley EVP & CRO	22,927	10,699	31,054	0	558,785
Patrick C. Doran SVP & General Counsel	5,680	4,625	3,743	0	73,265
Sonia R. Betsworth SVP & Director of Credit	3,546	3,512	6,224	0	113,059

1	All amounts are also included in the salary column of the Summary Compensation Table.
2
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each NEO in the Executive Group in our Summary Compensation Tables for previous years (2006-2009) were $38,548 for Mr. Jetter, $857 for Mr. Fisher, $9,450 for Mr. Yardley, $670 for Mr. Doran and $0 for Ms. Betsworth. The amounts reported as preferential (above market) earnings for the current year are presented in Table 81.

The BEP is also, in part, an unfunded, nonqualified deferred compensation plan (the Supplemental Thrift Plan). The Supplemental Thrift Plan allows the Named Executive Officers in the Executive Group, who so choose, to receive a credit for elective contributions in excess of the maximum permitted by the IRC limitations in the FHLBank’s DC Plan in which they participate. If portions of the Named Executive Officer’s regular DC Plan account contributions are returned after the end of the preceding year because of IRC limitations, the Named Executive Officer is credited with make-up contributions under the Supplemental Thrift Plan equal to the Named Executive Officer’s returned portions.

Named Executive Officers in the Executive Group also receive matching contributions from the FHLBank equal to the matching contribution, if any, that would be credited under the qualified DC Plan. Upon his hire, David S. Fisher negotiated a higher match in the Supplemental Thrift Plan until January 2011, because of the one year waiting requirement before the FHLBank match begins under the DC Plan. For 2010, if Mr. Fisher’s matching contribution under our qualified 401(k) plan was less than 6.0 percent, then he received a matching contribution equal to the difference between 6.0 percent and the percentage received.

The Supplemental Thrift Plan allows Named Executive Officers in the Executive Group to receive a rate of return based on our return on equity for 2010.

Named Executive Officers in the Executive Group are at all times 100 percent vested in their Supplemental Thrift Plan accounts. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. Upon retirement or termination of employment with the FHLBank, the Named Executive Officer’s account balance would be paid in a lump sum, as soon as practicable.

Potential Payments Upon Termination/Change in Control: Table 87 represents a description of the elements of potential payments upon termination or change in control and the total amount that would be payable to the Named Executive Officers as of December 31, 2010 had their employment been terminated unless on or prior to that date: (1) the Named Executive Officer voluntarily terminated employment; (2) the Named Executive Officer’s employment was terminated by the FHLBank for misconduct; or (3) the Named Executive Officer accepted employment elsewhere or refused other employment offered by the FHLBank at or before the time of termination.

All termination payment amounts are payable as a lump sum. The total termination payment amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis section of this Item 11, any earned but unpaid incentive awards, the respective aggregate balance that would be payable under our nonqualified deferred compensation plans within ninety days of a Named Executive Officer’s termination of employment due to death, disability or retirement, and the payment that may be due under our BEP, as described under Pension Benefits in this Item 11, upon a change in control as defined in the BEP, each as of December 31, 2010.

Table 87

Officer	Severance Amount1	Earned and Unpaid 2010 Incentive Awards	Deferred Compensation Payable	Payout Under BEP	Total Termination Payment Amount
Andrew J. Jetter	$613,700	$235,752	$975,998	$2,740,000	$4,565,450
David S. Fisher	305,775	128,141	281,107	226,000	941,023
Mark E. Yardley	229,275	96,083	558,785	928,000	1,812,143
Patrick C. Doran	124,550	60,893	73,265	81,000	339,708
Sonia R. Betsworth	87,800	42,928	113,059	36,000	279,787
Denise L. Cauthon	90,000	43,252	0	0	133,252

1	Severance amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis under this Item 11.

Director Compensation: Table 88 presents the Director Compensation Table for our 2010 Board of Directors.

Table 88

Name	Fees Earned or Paid in Cash
Michael M. Berryhill	$55,000
Robert E. Caldwell II	55,000
James R. Hamby	55,000
Thomas E. Henning	55,000
Steven D. Hogan	45,000
Andrew C. Hove, Jr.	45,000
Jane C. Knight	45,000
Richard S. Masinton	55,000
Lawrence L. McCants	30,000
Neil F. M. McKay	45,000
Thomas H. Olson	45,000
Lindel E. Pettigrew	55,000
Bruce A. Schriefer	45,000
Ronald K. Wente	60,000

Director Fees – The Board establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2010 Board of Directors Compensation Policy (2010 Policy) was adopted effective January 1, 2010. This policy was established in accordance with Bank Act and Finance Agency regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. Our 2010 Policy provides that directors shall be paid a meeting fee for each day in attendance at a regular or special meeting of the Board of Directors up to a maximum annual compensation amount as set forth in the 2010 Policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan Partners. FHLBank director compensation that was established by the Board under the 2010 Policy reflected this analysis.

In 2010, McLagan Partners performed another director compensation study for us, which formed the basis for the Board’s determination of 2011 director compensation. On December 16, 2010, the 2011 Board of Directors Compensation Policy (2011 Policy) was adopted and became effective January 1, 2011. Reflecting the 2010 analysis of McLagan Partners, the 2011 Policy establishes annual compensation limits of $100,000 for the Chairman, $85,000 for the Vice Chairman and Committee Chairs and $75,000 for all other directors.

Directors’ Plan – The Directors’ Nonqualified Deferred Compensation Program (the Directors’ Plan) allowed directors to defer all or a portion of their fees, and elect annually a rate of return based on the FHLBank’s return on equity. The Directors’ Plan terminated effective December 30, 2009 following Finance Agency approval of its termination. We distributed all the associated account balances to the beneficiaries in a lump sum payment on December 31, 2010.

Director Expenses – Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. For expense reimbursement purposes, directors’ official duties can include:
▪	Meetings of the Board and Board Committees;
▪	Meetings requested by the Finance Agency;
▪	Meetings of FHLBank System committees;
▪	FHLBank System director orientation meetings;
▪	Meetings of the Council of Federal Home Loan Banks and Council committees; and
▪	Attendance at other events on behalf of the FHLBank.

Total travel expenses in the amount of $172,000 were paid for our directors in 2010 for travel integrally and directly related to the performance of the directors’ duties.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a cooperative. Our members or former members own all of our outstanding capital stock. A majority of our directors are elected from our membership. One of the voting rights of members is for the election of all of our directors. Each member is eligible to vote for those open member director seats in the state in which its principal place of business is located and for all open independent director seats, which are elected by members of the entire FHLBank district. Membership is voluntary; however, members must give notice of their intent to withdraw from membership. A member that withdraws from membership may not be readmitted to membership for five years after the date upon which its required membership stock (Class A Common Stock) is redeemed by the FHLBank.

Management cannot legally and, therefore, does not, own our capital stock. We do not offer any compensation plan to our employees under which equity securities of the FHLBank are authorized for issuance.

Table 89 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 15, 2011. Of these stockholders, no officer or director currently serves on our Board of Directors.

Table 89

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,574,269	11.1%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,217,683	8.5
Pacific Life Insurance Co.	700 Newport Center Dr.	Newport Beach	CA	783,939	5.5
TOTAL				3,575,891	25.1%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 90 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 15, 2011, for member institutions whose officers or directors served as our directors as of March 15, 2011:

Table 90

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Girard National Bank	100 E Forest	Girard	KS	39,303	0.3%
Vision Bank	1800 Arlington St	Ada	OK	37,955	0.3
Golden Belt Bank, FSA	901 Washington Street	Ellis	KS	31,930	0.2
First State Bank	4915 Old Cheney Rd	Lincoln	NE	21,504	0.2
Morgan Federal Bank	321 Ensign Street	Fort Morgan	CO	19,857	0.1
Security State Bank	624 Main St	Ansley	NE	16,549	0.1
Citizens Bank & Trust Co	1100 N Commerce	Ardmore	OK	9,740	0.1
Bankers Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,710	0.0
TOTAL				179,548	1.3%

Item 13: Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions
Since we are a cooperative, ownership of our capital stock is a prerequisite for our members to transact business with us. In recognition of this organizational structure, the SEC granted us an accommodation pursuant to a “no action letter,” dated May 23, 2006, which relieves us from the requirement to make disclosures under Item 404(a) of Regulation S-K for transactions with related persons, such as our members and directors, which occur in the ordinary course of business. Further, the Recovery Act codified this accommodation.

Members with beneficial ownership of more than five percent of our total outstanding capital stock and all of our directors are classified as related persons under SEC regulations. Transactions with members deemed related persons of the FHLBank occur in the ordinary course of our business since we conduct our advance and mortgage loan business almost exclusively with our members. Our member directors are officers or directors of members that own our capital stock and conduct business with us.

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

See Item 11 for a discussion of the compensation of our Named Executive Officers and directors.

We have a written “Related Person Transactions Policy” (Policy) that provides for the review and approval or ratification by our Audit Committee of any transaction with a related person that is outside the ordinary course of business. Under the Policy, transactions with related persons that are in the ordinary course of business are deemed pre-approved.

A “Related Person” under the Policy is:
▪	Any person who is, or at any time since the beginning of our last fiscal year was, a director, member of the Affordable Housing Advisory Council, or an executive officer of the FHLBank;
▪	Any immediate family member of any of the foregoing persons;
▪	Any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a general partner or principal or in a similar position; or
▪	Any member institution (or successor) of the FHLBank who is known to be the beneficial owner of more than five percent of our voting securities.

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services listed in the Member Products and Services Guide to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or situations where we obtain products or services from a Related Person where the rates and charges involved in the transactions are subject to competitive bidding.

Transactions outside the ordinary course of business, with Related Persons that have a direct or indirect material interest, and exceed $120,000 are subject to Audit Committee review and approval under the Policy and include situations in which: (1) we obtain products or services from a Related Party of a nature, quantity or quality, or on terms, that are not readily available from alternative sources; or (2) we provide products or services to a Related Party on terms not comparable to those provided to unrelated parties.

In 2010, there were no Related Party transactions outside the ordinary course of business that necessitated review or approval by the Audit Committee.

Director Independence
Board Operating Guidelines and Nasdaq Standards: The Board Operating Guidelines of the FHLBank (Guidelines), available at www.fhlbtopeka.com, require that the Board of Directors make an affirmative determination as to the independence of each director, as that term is defined by Rule 5605(a)(2) of the Nasdaq Marketplace Rules (the “Nasdaq Independence Standards”).

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

Committee Independence
Audit Committee: In addition to the Nasdaq Independence Standards for committee members, our Audit Committee members are subject to the independence standards of the Finance Agency. Finance Agency regulations state that a director will be considered sufficiently independent to serve as an Audit Committee member if that director does not have a disqualifying relationship with the FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include but are not limited to:
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

As of March 24, 2011, all members of our Audit Committee were independent under the Finance Agency’s audit committee independence criteria and under the independence criteria of Section 10A(m) of the Exchange Act.

The Finance Agency’s criteria for audit committee independence are posted on the corporate governance page of our Web site at www.fhlbtopeka.com.

Item 14: Principal Accounting Fees and Services

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2010 and 2009. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 91 sets forth the aggregate fees we were billed for the years ended December 31, 2010 and 2009 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 91

	2010	2009
Audit fees	$804	$1,085
Audit-related fees	4	0
Tax consultation fees	0	0
All other fees	0	0
TOTAL	$808	$1,085

Audit fees during the years ended December 31, 2010 and 2009, respectively, were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2010 and 2009.

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2010, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence.

PART IV

Item 15: Exhibits, Financial Statement Schedules

a)
The financial statements included as part of this Form 10-K are identified in the index to Audited Financial Statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.

b)  Exhibits.

We have incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

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
10.6
Exhibit 10.6 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.6.

10.7
Exhibit 10.7 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.7.

10.8	Exhibit 10.8 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.8.
10.9*	Exhibit 10.2 to the Current Report on Form 8-K, filed March 2, 2011, Federal Home Loan Bank of Topeka Executive Short Term Incentive Plan, is incorporated herein by reference as Exhibit 10.9.
10.10*	Federal Home Loan Bank of Topeka Long-Term Incentive Plan, ratified by the FHLBank's Board of Directors on March 24, 2011.
10.11*
Exhibit 10.1 to the Current Report on Form 8-K, filed December 22, 2010, 2011 Federal Home Loan Bank of Topeka Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.11.

12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Exhibit 14.1 to the Current Report on Form 8-K, filed December 22, 2010, Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Exhibit 99.1 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Audit Committee Charter, is incorporated herein by reference as Exhibit 99.1.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.

*      Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: March 24, 2011	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 24, 2011
Andrew J. Jetter	(Principal Executive Officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 24, 2011
Denise L. Cauthon	(Principal Financial Officer and Principal Accounting Officer)

/s/Ronald K. Wente	Chairman of the Board of Directors	March 24, 2011
Ronald K. Wente

/s/Robert E. Caldwell, II	Vice Chairman of the Board of Directors	March 24, 2011
Robert E. Caldwell, II

/s/Harley D. Bergmeyer	Director	March 24, 2011
Harley D. Bergmeyer

/s/Michael M. Berryhill	Director	March 24, 2011
Michael M. Berryhill

/s/William Brush	Director	March 24, 2011
William Brush

/s/G. Bridger Cox	Director	March 24, 2011
G. Bridger Cox

/s/James R. Hamby	Director	March 24, 2011
James R. Hamby

/s/Thomas E. Henning	Director	March 24, 2011
Thomas E. Henning

/s/Andrew C. Hove, Jr.	Director	March 24, 2011
Andrew C. Hove, Jr.

/s/Jane C. Knight	Director	March 24, 2011
Jane C. Knight

/s/Richard S. Masinton	Director	March 24, 2011
Richard S. Masinton

/s/Neil F. M. McKay	Director	March 24, 2011
Neil F. M. McKay

/s/Mark W. Schifferdecker	Director	March 24, 2011
Mark W. Schifferdecker

/s/Bruce A. Schriefer	Director	March 24, 2011
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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

 /s/Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

/s/Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the “Bank”) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 6, effective January 1, 2009 the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as held-to-maturity.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 24, 2011

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	December 31,
	2010	2009
ASSETS
Cash and due from banks (Note 3)	$260	$494,553
Interest-bearing deposits	24	54
Federal funds sold	1,755,000	945,000

Investment securities:
Trading securities (Notes 4, 18)	6,334,939	8,012,676
Held-to-maturity securities1 (Notes 6, 9)	6,755,978	7,390,211
Total investment securities	13,090,917	15,402,887

Advances (Notes 7, 9, 19)	19,368,329	22,253,629
Mortgage loans held for sale (Notes 8, 19)	120,525	0

Mortgage loans held for portfolio (Notes 8, 19):
Mortgage loans held for portfolio	4,175,817	3,335,681
Less allowance for credit losses on mortgage loans	(2,911)	(1,897)
Mortgage loans held for portfolio, net	4,172,906	3,333,784

Accrued interest receivable	93,341	103,057
Premises, software and equipment, net	12,609	14,575
Derivative assets (Note 10)	26,065	15,946
Other assets (Notes 14, 18)	66,091	68,126

TOTAL ASSETS	$38,706,067	$42,631,611

LIABILITIES AND CAPITAL
Liabilities:
Deposits (Notes 11, 19):
Interest-bearing:
Demand	$149,304	$135,719
Overnight	980,600	885,400
Term	47,200	32,250
Non-interest-bearing:
Demand	151	0
Other	32,697	15,388
Total deposits	1,209,952	1,068,757

Consolidated obligations, net (Note 12):
Discount notes	13,704,542	11,586,835
Bonds	21,521,435	27,524,799
Total consolidated obligations, net	35,225,977	39,111,634

Mandatorily redeemable capital stock (Note 15)	19,550	22,437
Accrued interest payable	128,551	153,710
Affordable Housing Program (Note 13)	39,226	44,117
Payable to Resolution Funding Corp. (REFCORP) (Note 14)	8,014	11,556
Derivative liabilities (Note 10)	255,707	240,630
Other liabilities (Notes 16 and 18)	35,612	32,860

TOTAL LIABILITIES	36,922,589	40,685,701

Commitments and contingencies (Notes 1, 7, 8, 10, 12, 13, 14, 15, 16, and 18)

1	Fair value: $6,744,289 and $7,192,957 at December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION (continued)
(In thousands, except par value)
	December 31,
	2010	2009
Capital (Notes 15, 19):
Capital stock outstanding – putable:
Class A ($100 par value; 5,934 and 2,936 shares issued and outstanding)	593,386	293,554
Class B ($100 par value; 8,610 and 13,091 shares issued and outstanding)	861,010	1,309,142
Total capital stock	1,454,396	1,602,696

Retained earnings	351,754	355,075

Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Notes 1, 6)	(19,291)	(9,719)
Defined benefit pension plan – prior service cost (Note 16)	0	6
Defined benefit pension plan – net loss (Note 16)	(3,381)	(2,148)
Total accumulated other comprehensive income (loss)	(22,672)	(11,861)

TOTAL CAPITAL	1,783,478	1,945,910

TOTAL LIABILITIES AND CAPITAL	$38,706,067	$42,631,611

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2010	2009	2008
INTEREST INCOME:
Interest-bearing deposits	$230	$7,095	$5,539
Federal funds sold	4,826	3,950	73,047
Trading securities (Note 4)	90,884	106,619	108,431
Available-for-sale securities (Note 5)	0	0	101
Held-to-maturity securities (Note 6, 9)	148,223	204,767	519,266
Advances (Notes 7, 9)	194,878	335,840	1,043,825
Prepayment fees on terminated advances (Notes 1, 7)	14,575	12,283	1,976
Mortgage loans held for portfolio (Note 8)	173,756	160,585	134,470
Overnight loans to other Federal Home Loan Banks	1	4	76
Other	2,638	3,033	3,481
Total interest income	630,011	834,176	1,890,212

INTEREST EXPENSE:
Deposits (Note 11)	2,805	4,830	27,085
Consolidated obligations (Note 12):
Discount notes	21,017	73,531	605,074
Bonds	355,164	495,277	1,007,644
Overnight loans from other Federal Home Loan Banks	7	9	169
Securities sold under agreements to repurchase	3	0	954
Mandatorily redeemable capital stock (Note 15)	346	504	609
Other	793	1,014	1,390
Total interest expense	380,135	575,165	1,642,925

NET INTEREST INCOME	249,876	259,011	247,287
Provision for credit losses on mortgage loans (Note 8)	1,582	1,254	196
NET INTEREST INCOME AFTER LOAN LOSS PROVISION	248,294	257,757	247,091

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 6)	(17,778)	(8,086)	(4,773)
Net amount of other-than-temporary impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	13,744	7,522	0
Net other-than-temporary impairment losses on held-to-maturity securities	(4,034)	(564)	(4,773)
Net gain (loss) on trading securities (Note 4)	14,425	(12,337)	44,514
Net realized gain (loss) on sale of held-to-maturity securities (Note 6)	0	0	(10)
Net gain (loss) on derivatives and hedging activities (Note 10)	(174,674)	111,462	(215,493)
Service fees	5,208	6,114	5,261
Other	4,572	3,346	2,189
Total other income (loss)	(154,503)	108,021	(168,312)

OTHER EXPENSES:
Compensation and benefits (Note 16)	26,365	24,080	22,381
Other operating (Note 18)	13,844	13,543	11,794
Finance Agency/Finance Board (Note 1)	1,866	1,697	1,686
Office of Finance (Note 1)	1,922	1,711	1,743
Other	4,093	2,555	2,398
Total other expenses	48,090	43,586	40,002

INCOME BEFORE ASSESSMENTS	45,701	322,192	38,777

Affordable Housing Program (Note 13)	3,766	26,353	3,228
REFCORP (Note 14)	8,387	59,168	7,110
Total assessments	12,153	85,521	10,338

NET INCOME	$33,548	$236,671	$28,439

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2007	6,042	$604,190	14,870	$1,486,997	$208,763	$(2,096)	$2,297,854
Proceeds from issuance of capital stock	39	3,913	20,816	2,081,580			2,085,493
Repurchase/redemption of capital stock			(1,165)	(116,533)			(116,533)
Comprehensive income (loss):
Net income					28,439
Other comprehensive income (loss):
Reclassification adjustment for (gain) loss on hedging activities included in net income						21
Defined benefit pension plan:
Amortization of prior service cost						(26)
Net gain (loss)						(116)
Amortization of net loss						205
Total comprehensive income (loss)							28,523
Net reclassification of shares to mandatorily redeemable capital stock	(2,809)	(280,867)	(16,189)	(1,618,880)			(1,899,747)
Net transfer of shares between Class A and Class B	3,067	306,705	(3,067)	(306,705)			0
Dividends on capital stock (Class A – 2.0%, Class B – 4.7%, Note 15):
Cash payment					(345)		(345)
Stock issued			799	79,935	(79,935)		0
BALANCE - DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to non-credit portion of other-than-temporary impairment losses on held-to-maturity securities as of January 1, 2009					3,349	(3,349)	0
Proceeds from issuance of capital stock	72	7,204	3,622	362,181			369,385
Repurchase/redemption of capital stock	(1,183)	(118,354)	(138)	(13,722)			(132,076)
Comprehensive income (loss):
Net income					236,671
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(7,979)
Reclassification of non-credit portion included in net income						457
Accretion of non-credit portion						1,152
Defined benefit pension plan:
Amortization of prior service cost						(9)
Net gain (loss)						(262)
Amortization of net loss						141
Total comprehensive income (loss)							230,171
Net reclassification of shares to mandatorily redeemable capital stock	(972)	(97,233)	(8,192)	(819,215)			(916,448)
Net transfer of shares between Class A and Class B	(1,320)	(132,004)	1,320	132,004			0
Dividends on capital stock (Class A – 0.8%, Class B – 2.8%, Note 15):
Cash payment					(367)		(367)
Stock issued			415	41,500	(41,500)		0
BALANCE - DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008 (continued)
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	48	4,797	1,031	103,106			107,903
Repurchase/redemption of capital stock			(137)	(13,720)			(13,720)
Comprehensive income (loss):
Net income					33,548
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(16,398)
Reclassification of non-credit portion included in net income						2,654
Accretion of non-credit portion						4,172
Defined benefit pension plan:
Amortization of prior service cost						(6)
Net gain (loss)						(1,586)
Amortization of net loss						353
Total comprehensive income (loss)							22,737
Net reclassification of shares to mandatorily redeemable capital stock	(1,224)	(122,362)	(1,567)	(156,674)			(279,036)
Net transfer of shares between Class A and Class B	4,174	417,397	(4,174)	(417,397)			0
Dividends on capital stock (Class A – 0.7%, Class B – 3.0%, Note 15):
Cash payment					(316)		(316)
Stock issued			366	36,553	(36,553)		0
BALANCE - DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	$351,754	$(22,672)	$1,783,478

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,548	$236,671	$28,439

Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(20,622)	(80,660)	(108,207)
Concessions on consolidated obligation bonds	16,557	13,765	22,045
Premiums and discounts on investments, net	(2,748)	(2,370)	37
Premiums, discounts and commitment fees on advances, net	(13,954)	(17,374)	(26,449)
Discounts on Housing and Community Development advances	(34)	(4)	(7)
Premiums, discounts and deferred loan costs on mortgage loans, net	3,892	2,962	3,428
Fair value adjustments on hedged assets or liabilities	13,976	17,921	30,131
Premises, software and equipment	3,655	4,073	3,629
Other	347	132	200
Provision for credit losses on mortgage loans	1,582	1,254	196
Non-cash interest on mandatorily redeemable capital stock	279	493	606
Net realized (gain) loss on sale of held-to-maturity securities	0	0	10
Net other-than-temporary impairment losses on held-to-maturity securities	4,034	564	4,773
Net realized (gain) loss on disposals of premises, software and equipment	100	3	(15)
Other (gains) losses	(210)	(42)	(3)
Net (gain) loss on trading securities	(14,425)	12,337	(44,514)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	79,596	(123,007)	137,807
(Increase) decrease in accrued interest receivable	9,722	35,723	58,319
Change in net accrued interest included in derivative assets	7,574	6,880	52,512
(Increase) decrease in other assets	(4,388)	(2,916)	277
Increase (decrease) in accrued interest payable	(25,155)	(100,035)	(67,764)
Change in net accrued interest included in derivative liabilities	(3,343)	52,114	4,640
Increase (decrease) in Affordable Housing Program liability	(4,891)	16,410	(13,650)
Increase (decrease) in REFCORP liability	(3,542)	27,571	(27,082)
Increase (decrease) in other liabilities	4,318	(15,422)	20,062
Total adjustments	52,320	(149,628)	50,981
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	85,868	87,043	79,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(6,370)	3,500,708	(3,562,962)
Net (increase) decrease in Federal funds sold	(810,000)	(561,000)	4,766,000
Net (increase) decrease in short-term trading securities	1,685,054	(3,546,268)	(2,241,883)
Proceeds from maturities of and principal repayments on long-term trading securities	154,253	173,823	214,469
Proceeds from sale of long-term trading securities	152,435	0	0
Purchases of long-term trading securities	(299,531)	0	(926,019)
Proceeds from sale of available-for-sale securities	0	0	193,730
Purchases of available-for-sale securities	0	0	(193,730)
Net (increase) decrease in short-term held-to-maturity securities	0	1,495,835	5,764,595
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	3,003,436	2,263,093	1,082,403
Purchases of long-term held-to-maturity securities	(2,375,111)	(97,674)	(4,187,027)
Principal collected on advances	42,109,928	261,528,500	586,006,410
Advances made	(39,177,843)	(248,334,182)	(589,136,428)
Principal collected on mortgage loans held for portfolio	834,466	879,932	322,207
Purchase or origination of mortgage loans held for portfolio	(1,802,231)	(1,196,384)	(999,625)
Proceeds from sale of foreclosed assets	8,099	0	0
Principal collected on other loans made	1,616	1,511	1,413
Proceeds from sale of premises, software and equipment	55	13	40
Purchases of premises, software and equipment	(1,844)	(1,931)	(2,434)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,476,412	16,105,976	(2,898,841)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$140,060	$(647,713)	$381,469
Net proceeds from issuance of consolidated obligation:
Discount notes	96,901,294	310,264,620	1,030,057,715
Bonds	18,400,033	19,025,543	21,809,352
Payments for maturing and retired consolidated obligation:
Discount notes	(94,786,419)	(324,865,370)	(1,023,668,262)
Bonds	(24,425,252)	(18,689,234)	(25,942,059)
Net increase (decrease) in other borrowings	(5,000)	(5,000)	(5,000)
Proceeds from financing derivatives	142	99	130,646
Net interest payments received (paid) for financing derivatives	(93,096)	(89,118)	(13,010)
Proceeds from issuance of capital stock	107,903	369,385	2,085,493
Payments for repurchase/redemption of capital stock	(13,720)	(132,076)	(116,533)
Payments for repurchase of mandatorily redeemable capital stock	(282,202)	(929,310)	(1,901,694)
Cash dividends paid	(316)	(367)	(345)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,056,573)	(15,698,541)	2,817,772
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(494,293)	494,478	(1,649)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR	494,553	75	1,724
CASH AND CASH EQUIVALENTS AT END OF THE YEAR	$260	$494,553	$75

Supplemental disclosures:
Interest paid	$395,154	$715,742	$1,774,064

Affordable Housing Program payments	$8,908	$10,251	$17,246

REFCORP payments	$11,929	$31,597	$34,192

Net transfers of mortgage loans to real estate owned	$7,188	$0	$0

Net transfers of mortgage loans held for portfolio to held for sale	$120,525	$0	$0

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2010, 2009 and 2008

BACKGROUND INFORMATION

The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of residential mortgage and targeted community development credit and provide a readily available, low-cost source of funds to their members. The FHLBank is a cooperative whose member institutions own nearly all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories and insurance companies engaged in residential housing finance are eligible to apply for membership. Additionally, effective February 4, 2010, authorized Community Development Financial Institutions are eligible for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and, as such, are not permitted or required to hold capital stock.

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in the FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, the FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, the FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of the FHLBank’s total capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on the FHLBank’s board of directors. See Note 19 for more information on related party transactions.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance through July 29, 2008. With the passage of the Housing and Economic Recovery Act of 2008 (Recovery Act), the Federal Housing Finance Agency (Finance Agency) was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Finance Board was merged into the Finance Agency as of October 27, 2008. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Each FHLBank is operated as a separate entity and has its own management, employees and board of directors. The FHLBanks do not have any special purpose entities or any other type of off-balance sheet conduits. The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined financial report of the 12 FHLBanks.

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

Fair Values: The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures, have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2010 and 2009. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 17 for more information.

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

Trading: Securities classified as trading are held for liquidity purposes, to provide a fair value offset to interest rate swaps tied to securities or for securities acquired as asset liability management tools and carried at fair value. The FHLBank records changes in the fair value of these investments through other income (loss). Finance Agency regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these instruments and limits credit risk arising from these instruments. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. For asset/liability management purposes: (1) all non-mortgage-backed securities issued by government-sponsored enterprises (GSE) that are currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments; and (2) securities acquired as asset liability management tools may be sold because the risks they were acquired to manage change over time. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

Available-for-Sale: The FHLBank also classifies investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as a net unrealized gain or loss on available-for-sale securities.

Held-to-Maturity: The FHLBank carries, at cost, investments for which it has both the ability and intent to hold to maturity, adjusted for periodic principal repayments, amortization of premiums, accretion of discounts and other-than-temporary impairment (OTTI) recognized in net income and OCI. The FHLBank considers the following situations maturities for purposes of assessing ability and intent to hold to maturity: (1) the sale of the security is near enough to maturity (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or (2) the sale of a security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition either due to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

Premiums and Discounts: The FHLBank computes the amortization of purchased premiums and accretion of purchased discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time the FHLBank receives a principal repayment or changes the estimated remaining cash flows as if the actual principal repayments and new estimated cash flows had been known since the original acquisition dates of the securities. The FHLBank uses nationally recognized, market-based third-party prepayment models to estimate future cash flows. The FHLBank computes the amortization of premiums and accretion of discounts on other investments using the level-yield method to the contractual maturities of the securities.

Gains and Losses on Sales: Gains and losses on the sales of investment securities are computed using the specific identification method and are included in other income (loss). Sales of investment securities under agreements to repurchase the same, or substantially the same, instruments are treated as collateralized borrowings.

Investment Securities – Other-than-Temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. An investment is considered impaired when its fair value is less than its cost. The FHLBank considers an OTTI to have occurred under any of the following circumstances:
▪	If the FHLBank has the intent to sell the impaired debt security;
▪	If, based on available evidence, the FHLBank believes it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis; or
▪	If the FHLBank does not expect to recover the entire amortized cost basis of the impaired debt security.

If either of the first two conditions above is met, the FHLBank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date.

Recognition of OTTI: For securities in an unrealized loss position that meet neither of the first two conditions, the FHLBank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis), the carrying value of the security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI, which is a component of capital. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in OCI.

Accounting for OTTI Recognized in OCI: For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the FHLBank would record an additional OTTI. The amount of the total OTTI for a held-to-maturity security that was previously impaired subsequent to initial recognition is determined as the difference between its carrying amount prior to the determination of OTTI and its fair value. Additional credit losses related to previously other-than-temporarily impaired securities are reclassified out of Accumulated OCI (AOCI) into the Statements of Income. The OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected).

Interest Income Recognition: The FHLBank recognizes subsequent interest income in accordance with the method described in accounting guidance for beneficial interests in securitized financial assets. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows change the accretable yield on a prospective basis. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

Advances: The FHLBank presents advances (loans to members, former members or housing associates) net of unearned commitment fees, premiums, discounts and fair value basis adjustments. The FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. The FHLBank records interest on advances to interest income as earned.

Advance Modifications: In cases in which the FHLBank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the FHLBank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The FHLBank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if the FHLBank concludes the differences between the advances are more than minor based on qualitative factors, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees: The FHLBank charges prepayment fees to its borrowers when certain advances are repaid before their original maturities. The FHLBank records prepayment fees net of hedging fair value basis adjustments included in the book basis of the advance, as “Prepayment fees on terminated advances” in the interest income section of its Statements of Income.

If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to “Prepayment fees on advances, net” in the interest income section of the Statements of Income.

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

Mortgage Loans Held for Sale: The FHLBank carries MPF Program loans it intends to sell at the lower of their cost basis or market value. The individual loan basis is used to determine the lower of cost or market adjustments.

Mortgage Loans Held for Portfolio: The FHLBank carries MPF Program loans classified as held for investment at their principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees associated with table funded loans, hedging adjustments and unrealized gains and losses from mortgage purchase commitments. The FHLBank has the intent and ability to hold these mortgage loans to maturity.

Premiums and Discounts: The FHLBank defers and amortizes/accretes mortgage loan origination fees (agent fees) and premiums/discounts paid to and received from FHLBank members as interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for actual prepayments, to apply the interest method. The contractual method does not utilize estimates of future prepayments of principal.

Credit Enhancement Fees: The credit enhancement (CE) is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the CE is determined so that any losses in excess of the CE for each pool of mortgage loans purchased approximate those experienced by an investor in a AA-rated MBS. The FHLBank pays the participating member a CE fee for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance (UPB) of the loans in a master commitment. The required CE obligation amount may vary depending on the various product alternatives selected by the participating member. CE fees are recorded as an offset to mortgage loan interest income. To the extent the FHLBank experiences a loss in a master commitment, the FHLBank may be able to recapture CE fees paid to the participating members to offset these losses.

Other Fees: The FHLBank may receive other non-origination fees, such as delivery commitment extension fees and pair-off fees as part of the mark-to-market on derivatives to which they related or as part of the loan basis, as applicable. Delivery commitment extension fees are received when a participating financial institution (PFI) requires an extension of the delivery commitment period beyond the original stated maturity. These fees compensate the FHLBank for lost interest as a result of late funding and represent the member purchasing a derivative from the FHLBank. Pair-off fees are received from the PFI when the amount funded is more than or less than a specific percentage range of the delivery commitment amount. These fees compensate the FHLBank for hedge costs associated with the under-delivery or over-delivery. To the extent that pair off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as a part of the loan basis.

Allowance for Credit Losses: An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the FHLBank’s portfolios as of the Statement of Condition date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 9 for details on each allowance methodology.

Portfolio Segments: A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The FHLBank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) advances, letters of credit and other extensions of credit to members, collectively referred to as “credit products;” (2) government-guaranteed or insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio; (4) other loans; and (5) the direct financing lease receivable.

Classes of Finance Receivables: Classes of finance receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The FHLBank has determined that no further disaggregation of portfolio segments identified previously is needed as the credit risk arising from these financing receivables is assessed and measured at the portfolio segment level.

Impairment Methodology: A loan is considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

Non-accrual Loans: The FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements). For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when: (1) none of its contractual principal and interest is due and unpaid, and the FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well secured and in the process of collection.

Charge-off Policy: The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

Real Estate Owned: Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. The FHLBank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other income (loss) in the Statements of Income. REO is recorded in other assets in the Statements of Condition.

Derivatives: All derivatives are recognized on the Statements of Condition at their fair value. Derivative assets and liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties.

Derivative Designations: Each derivative is designated as one of the following:
▪	a hedge of the fair value of: (1) a recognized asset or liability; or (2) an unrecognized firm commitment (a “fair value” hedge);
▪	a hedge of: (1) a forecasted transaction; or (2) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);
▪	a non-qualifying hedge of an asset or liability (an “economic” hedge) for asset/liability management purposes; or
▪	a non-qualifying hedge of another derivative (an “intermediary” hedge) that is offered as a product to members.

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. Two approaches to hedge accounting include:
▪
Long haul hedge accounting – The application of “long haul” hedge accounting generally requires the FHLBank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

▪
Shortcut hedge accounting – Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

Derivatives are typically executed at the same time as the hedged item, and the FHLBank designates the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, the FHLBank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLBank defines market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. The FHLBank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in OCI, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged asset, liability or firm commitment being recorded simultaneously in income. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income (loss) as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment. The FHLBank evaluates any derivative that is issued with off-market-terms, requires an upfront payment, or both to determine if the derivative contains a financing element. If the derivative contains an other than insignificant financing element, the FHLBank reports the cash flows associated with this derivative in the cash flows from financing activities section within the Statements of Cash Flows for the life of the derivative. For all other stand-alone derivatives, the cash flows associated with the derivative are reflected as cash flows from operating activities in the Statements of Cash Flows.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. These amounts are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”

Accrued Interest Receivables and Payables: The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as an adjustment to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments, thereby affecting the reported amount of net interest income on the Statements of Income. Changes in the fair value of an economic or intermediary hedge are recorded in current period earnings. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income (loss). Therefore, both the net interest on the stand-alone derivatives and the fair value changes are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.”

Discontinuance of Hedge Accounting: The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value and amortizes the cumulative OCI adjustment to earnings when earnings are affected by the original forecasted transaction. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings. When the FHLBank discontinues hedge accounting because it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in OCI will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives: The FHLBanks may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading”), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

Premises, Software and Equipment: The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2010 and 2009, the accumulated depreciation and amortization related to premises, software and equipment was $20,258,000 and $17,762,000, respectively. Depreciation and amortization expense was $3,655,000, $4,073,000 and $3,629,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Gains and losses on disposals are included in other income (loss). The net realized gain (loss) on disposal of premises, software and equipment was $(100,000), $(3,000) and $15,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. As of December 31, 2010 and 2009, the FHLBank had $3,215,000 and $4,172,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $2,162,000, $2,625,000 and $2,212,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Consolidated Obligations: Consolidated obligations are recorded at amortized cost.

Discounts and Premiums: The FHLBank expenses the discounts on consolidated obligation discount notes on the straight-line method over the terms of the related notes due to their short-term nature. Consolidated obligation bond discounts are accreted and premiums are amortized to interest expense using a level-yield methodology over the contractual maturities of the corresponding bonds.

Concessions: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using the level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to the FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of the FHLBank. Unamortized concessions are included in “Other assets” and the amortization of such concessions is included in consolidated obligation interest expense.

Mandatorily Redeemable Capital Stock: The FHLBank reclassifies all stock subject to redemption from capital to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from capital to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability, because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank are reflected as financing cash outflows in the Statements of Cash Flows once settled.

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

Assessments:
Housing and Community Development (HCD) Programs: As more fully discussed in Note 13, the FHLBank is required to establish, fund and administer an Affordable Housing Program (AHP). The required annual AHP funding is charged to earnings, and an offsetting liability is established. The AHP funds provide subsidies to members to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households.

Resolution Funding Corporation (REFCORP) Assessments: Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it is required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 14 for more information.

Reclassifications: Certain amounts in the financial statements and related footnotes have been reclassified to conform to current period presentations. Such reclassifications have no impact on total assets, net income or capital.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Receivables–Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, the Financial Accounting Standards Board (FASB) issued guidance expanding the disclosure requirements associated with receivables. In addition, the guidance introduced the concepts of financing receivables, portfolio segment and class of financing receivable.
▪
Financing receivables, as defined by this guidance, are financing arrangements that represent a contractual right to receive money on demand or on fixed or determinable dates and is recognized as an asset in the FHLBank’s Statements of Condition excluding: (1) receivables measured at fair value with changes in fair value reported in earnings; (2) receivables measured at lower of cost or fair value; (3) trade accounts receivable that have a contractual maturity of one year or less and that have arose from the sale of goods or services; (4) debt securities within the scope of the guidance for Investments-Debt and Equity Securities; or (5) a transferor’s interests in securitization transactions that are accounted for as sales and purchased beneficial interests in securitized financial assets within the scope of the guidance for Investments-Other.

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

▪
Class of financing receivable represents a subset of the portfolio segment that is determined on the basis of initial measurement attribute, risk characteristics and the FHLBank’s method of monitoring and assessing credit risk. In addition to the portfolio disclosures, the guidance will require the FHLBank to provide disclosures by class of financing receivable that include: (1) the recorded investment in impaired loans and the amount of recorded investment in which there is a related allowance for credit losses determined on an individual loan impairment basis; (2) the recorded investment in impaired loans for which there is no related allowance for credit losses determined on an individual loan impairment basis; (3) the total UPB of the impaired loans along with the FHLBank’s policy for determining which loans are assessed for impairment on an individual loan basis; (4) the factors considered in determining if a loan is impaired; (5) qualitative and quantitative information about troubled debt restructurings; and (6) qualitative and quantitative information related to modified loans that have defaulted within 12 months of the modification.

The disclosure guidance that is applicable to activity that occurs during a reporting period is effective for the first interim or annual period beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank) and the remaining disclosures shall be effective for the first interim or annual period ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). In January 2011, FASB issued an amendment to this accounting guidance which deferred the effective date of disclosures about troubled debt restructurings. The deferral in this amendment was effective upon issuance. Comparative disclosures are not required in the period of initial adoption for any previous period presented. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

Scope Exception Related to Embedded Credit Derivatives: In March 2010, the FASB issued amended guidance to clarify that the only type of embedded derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance was effective at the beginning of the first interim reporting period beginning after June 15, 2010 (July 1, 2010 for the FHLBank). The adoption of this guidance on July 1, 2010 did not impact the FHLBank’s financial condition, results of operations or cash flows.

Fair Value Measurements and Disclosures–Improving Disclosures about Fair Value Measurements: In January 2010, the FASB issued guidance amending existing fair value measurement and disclosure guidance. The amended guidance will require the FHLBank to: (1) disclose separately the transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; (2) present the purchases, sales, issuances, and settlements disclosed in the Level 3 roll forward on a gross basis, instead of net; (3) disaggregate the statement of condition assets and liabilities by class for disclosing the recurring and non-recurring fair value measurements; and (4) disclose the valuation technique used and inputs used in determining the fair value of each class of asset or liability that is classified as a Level 2 or Level 3 fair value measurement. The guidance related to the new disclosures and clarifications of existing disclosures was effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank) and the guidance related to the presentation of the Level 3 reconciling items at gross values is effective for interim and annual periods beginning after December 15, 2010 (January 1, 2011 for the FHLBank). Comparative disclosures are not required in the period of initial adoption for any previous periods presented. The adoption of this guidance increased the FHLBank’s financial statement disclosures but did not affect the FHLBank’s financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets: In June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Key provisions of the guidance include: (1) the removal of the concept of qualifying special purpose entities; (2) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred; and (3) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. The guidance also requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The FHLBank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

Consolidation of Variable Interest Entities: In June 2009, the FASB issued guidance that amends the consolidation guidance for variable interest entities (VIEs). This guidance eliminates the exemption for qualifying special purpose entities, establishes a more qualitative evaluation to determine the primary beneficiary based on power and the obligation to absorb losses or right to receive benefits, and requires ongoing reassessments to determine if an entity must consolidate a VIE. The guidance also requires enhanced disclosures about how an entity’s involvement with a VIE affects its financial statements and its exposure to risks. The FHLBank’s investment in VIEs is limited to senior interests in mortgage-backed securities. The FHLBank evaluated its investments in VIEs as of January 1, 2010 and determined that consolidation accounting is not required under the new accounting guidance because the FHLBank is not the primary beneficiary. The FHLBank does not have the power to significantly affect the economic performance of any of these investments because it does not act as a key decision-maker nor does it have the unilateral ability to replace a key decision-maker. Additionally, because the FHLBank holds the senior interest, rather than the residual interest, in these investments, the FHLBank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investments in VIEs that could potentially be significant to the VIEs. Furthermore, the FHLBank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with earlier application prohibited. The adoption of this guidance on January 1, 2010 did not have any impact on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – CASH AND DUE FROM BANKS

Balances represent non-interest bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $151,000 and $0 of reserve deposits with the FRB as of December 31, 2010 and 2009, respectively.

NOTE 4 – TRADING SECURITIES

Major Security Types: Trading securities as of December 31, 2010 and 2009 are summarized in the following table (in thousands):

	Fair Value
	2010	2009
Commercial paper	$2,349,565	$2,589,560
Certificates of deposit	1,755,013	3,109,967
Bank notes	0	89,996
U.S. Treasuries	282,996	0
FHLBank1 obligations	120,876	280,761
Fannie Mae2 obligations	396,750	390,559
Freddie Mac2 obligations	988,097	979,243
Subtotal	5,893,297	7,440,086
Mortgage-backed securities:
Fannie Mae residential2	259,678	337,902
Freddie Mac residential2	180,430	232,984
Ginnie Mae residential3	1,534	1,704
Mortgage-backed securities	441,642	572,590
TOTAL	$6,334,939	$8,012,676

1	See Note 20 for transactions with other FHLBanks.
2
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Redemption Terms: The fair values of trading securities by contractual maturity as of December 31, 2010 and 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2010	2009
Due in one year or less	$4,360,368	$5,789,523
Due after one year through five years	274,798	707,338
Due after five years through 10 years	1,258,131	943,225
Due after 10 years	0	0
Subtotal	5,893,297	7,440,086
Mortgage-backed securities	441,642	572,590
TOTAL	$6,334,939	$8,012,676

As of December 31, 2010 and 2009, 25.5 percent and 22.2 percent, respectively, of the FHLBank’s fixed rate trading securities were swapped to a floating rate.

Gains and Losses: Net realized and unrealized gains (losses) on trading securities during the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	2010	2009	2008
Net unrealized gains (losses) on trading securities held at December 31, 2010	$11,969	$(15,777)	$42,731
Net unrealized gains (losses) on trading securities sold or matured prior to December 31, 2010	2,456	3,440	1,783
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$14,425	$(12,337)	$44,514

NOTE 5 – AVAILABLE-FOR-SALE SECURITIES

Gains and Losses: During the year ended December 31, 2008, the FHLBank was required to purchase several state housing finance agency (HFA) bonds under standby bond purchase agreements (SBPA). In accordance with the SBPAs, the FHLBank purchased and resold the bonds at par value; therefore, no gains (losses) were recorded in OCI on the purchase and subsequent sale of these bonds. Sale of the bonds resulted in proceeds of $193,730,000.

NOTE 6 – HELD-TO-MATURITY SECURITIES

Major Security Types: Held-to-maturity securities as of December 31, 2010 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$99,012	$0	$99,012	$10	$12,754	$86,268
Subtotal	99,012	0	99,012	10	12,754	86,268
Mortgage-backed securities:
Fannie Mae residential1	2,635,277	0	2,635,277	26,831	1,256	2,660,852
Freddie Mac residential1	2,738,943	0	2,738,943	27,799	898	2,765,844
Ginnie Mae residential2	23,048	0	23,048	1,279	1	24,326
Private-label mortgage-backed securities:
Residential loans	1,217,904	18,606	1,236,510	7,881	81,681	1,162,710
Commercial loans	40,022	0	40,022	1,800	0	41,822
Home equity loans	1,684	685	2,369	289	278	2,380
Manufactured housing loans	88	0	88	0	1	87
Mortgage-backed securities	6,656,966	19,291	6,676,257	65,879	84,115	6,658,021
TOTAL	$6,755,978	$19,291	$6,775,269	$65,889	$96,869	$6,744,289

1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

Held-to-maturity securities as of December 31, 2009 are summarized in the following table (in thousands):

	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
State or local housing agency obligations	$115,858	$0	$115,858	$205	$152	$115,911
Subtotal	115,858	0	115,858	205	152	115,911
Mortgage-backed securities:
Fannie Mae residential1	2,693,071	0	2,693,071	10,465	18,214	2,685,322
Freddie Mac residential1	2,690,569	0	2,690,569	13,711	16,995	2,687,285
Ginnie Mae residential2	29,876	0	29,876	1,479	33	31,322
Private-label mortgage-backed securities:
Residential loans	1,818,370	7,616	1,825,986	930	197,325	1,629,591
Commercial loans	40,108	0	40,108	645	0	40,753
Home equity loans	2,025	2,103	4,128	0	1,674	2,454
Manufactured housing loans	334	0	334	0	15	319
Mortgage-backed securities	7,274,353	9,719	7,284,072	27,230	234,256	7,077,046
TOTAL	$7,390,211	$9,719	$7,399,930	$27,435	$234,408	$7,192,957

1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2010. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$41,203	$12,467	$1,968	$287	$43,171	$12,754
Subtotal	41,203	12,467	1,968	287	43,171	12,754
Mortgage-backed securities:
Fannie Mae residential1	79,562	55	395,329	1,201	474,891	1,256
Freddie Mac residential1	51,402	57	343,999	841	395,401	898
Ginnie Mae residential2	466	1	0	0	466	1
Private-label mortgage-backed securities:
Residential loans	35,722	334	619,611	81,347	655,333	81,681
Home equity loans	0	0	1,219	278	1,219	278
Manufactured housing loans	0	0	87	1	87	1
Mortgage-backed securities	167,152	447	1,360,245	83,668	1,527,397	84,115
TOTAL TEMPORARILY IMPAIRED SECURITIES	$208,355	$12,914	$1,362,213	$83,955	$1,570,568	$96,869

1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

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

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2010 and 2009 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2010			2009
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$0	$0	$0	$0	$0	$0
Due after one year through five years	0	0	0	35	35	35
Due after five years through 10 years	5,740	5,740	5,742	875	875	888
Due after 10 years	93,272	93,272	80,526	114,948	114,948	114,988
Subtotal	99,012	99,012	86,268	115,858	115,858	115,911
Mortgage-backed securities	6,676,257	6,656,966	6,658,021	7,284,072	7,274,353	7,077,046
TOTAL	$6,775,269	$6,755,978	$6,744,289	$7,399,930	$7,390,211	$7,192,957

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$26,637	$36,838
Variable rate	72,375	79,020
Subtotal	99,012	115,858

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	435	619
Variable rate	5,409	7,179
Collateralized mortgage obligations:
Fixed rate	1,205,791	1,924,420
Variable rate	5,464,622	5,351,854
Subtotal	6,676,257	7,284,072
TOTAL	$6,775,269	$7,399,930

The amortized cost of the FHLBank’s MBS included net discounts of $30,507,000, of which $5,938,000 represented credit related impairment discount and $19,291,000 represented non-credit related impairment discount, as of December 31, 2010. The amortized cost of the FHLBank’s MBS included net discounts of $19,531,000, of which $2,034,000 represented credit related impairment discount and $9,719,000 represented non-credit related impairment discount, as of December 31, 2009. No premiums or discounts were recorded on other held-to-maturity securities as of December 31, 2010 and 2009.

Gains and Losses: In 2008, a short-term security (original maturity of three months or less) was sold to bring the FHLBank in compliance with its unsecured investment limitation for an unsecured counterparty. A net loss was realized on the sale of the security and is included in other income. Proceeds from the sale are included in net (increase) decrease in short-term held-to-maturity securities on the Statements of Cash Flows. Following are details of the sale (in thousands):

2008
Total proceeds	$59,604

Gross gains	$0
Gross losses	(10)
NET LOSS	$(10)

Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. As part of this process, if the fair value of a security is less than its amortized cost basis, the FHLBank considers its intent to sell the debt security and whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an OTTI charge in earnings equal to the entire difference between the debt security’s amortized cost and its fair value as of the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs an analysis to determine if any of these securities are other-than-temporarily impaired.

For state and local housing agency obligations, the FHLBank has determined that, as of December 31, 2010, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of December 31, 2010, all of the gross unrealized losses on its Agency MBS are temporary.

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

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of December 31, 2010, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 1 percent to 10 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

As a result of these security-level evaluations, the projected cash flows as of December 31, 2010 on eight private-label MBS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. On four of these securities, the evaluation also resulted in additional credit losses recognized in earnings because the present value of the expected cash flows was less than the amortized cost. An additional two securities that have been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The ten securities on which OTTI charges have been recorded included eight private-label MBS that were initially identified as other-than-temporarily impaired prior to 2010 and two private-label MBS that were first identified as other-than-temporarily impaired in the first quarter of 2010. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in OCI is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the ten OTTI securities.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2010 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2005	6.8%	$6.8%	13.9%	13.9%	41.6%	41.6%	3.3%	3.3%

Alt-A:
2005	12.9	9.1-13.9	22.6	12.9-61.3	39.0	38.9-39.0	7.0	3.5-21.3

TOTAL	11.7%	6.8-13.9%	20.9%	12.9-61.3%	39.5%	38.9-41.6%	6.3%	3.3-21.3%

Home Equity Loans1
Year of Securitization	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2003 and earlier	2.8%	1.7-4.2%	8.5%	6.5-12.7%	89.0%	81.4-96.3%

1	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

For the eight private-label securities on which OTTI charges were recognized during the year ended December 31, 2010, the FHLBank’s reported balances as of December 31, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$8,087	$7,808	$7,612	$7,989
Alt-A	39,188	36,061	19,995	20,838
Total private-label residential MBS	47,275	43,869	27,607	28,827

Home equity loans:
Subprime	4,924	2,369	1,684	2,380

TOTAL	$52,199	$46,238	$29,291	$31,207

For the ten private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of December 31, 2010 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$16,563	$16,242	$14,962	$15,998
Alt-A	41,885	38,758	21,432	22,477
Total private-label residential MBS	58,448	55,000	36,394	38,475

Home equity loans:
Subprime	4,924	2,369	1,684	2,380

TOTAL	$63,372	$57,369	$38,078	$40,855

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the years ended December 31, 2010, 2009 and 2008 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	December 31, 2010			December 31, 2009			December 31, 2008
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses1	Total OTTI Losses1
Private-label residential MBS:
Prime	$256	$254	$510	$1	$1,363	$1,364	$0
Alt-A	2,601	14,667	17,268	504	5,145	5,649	1,778
Total private-label residential MBS	2,857	14,921	17,778	505	6,508	7,013	1,778

Home equity loans:
Subprime	1,177	(1,177)	0	59	1,014	1,073	2,995

TOTAL	$4,034	$13,744	$17,778	$564	$7,522	$8,086	$4,773

1
As of January 1, 2009, the FHLBank recognized a cumulative effect adjustment to retained earnings totaling $3,349,000 with a corresponding adjustment to the non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (adjustment to AOCI). In other words, $3,349,000 of the $4,773,000 in total OTTI losses as of December 31, 2008 was related to non-credit losses.

The following table presents a roll-forward of OTTI activity for the periods ended December 31, 2010 and 2009 related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in OCI (in thousands):

	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance as of December 31, 20081	$1,424	$3,349	$4,773
Additional charge on securities for which OTTI was not previously recognized2	107	7,979	8,086
Reclassification adjustment of non-credit portion of OTTI included in net income	457	(457)	0
Amortization of credit component of OTTI3	46	0	46
Accretion of OTTI related to all other factors	0	(1,152)	(1,152)
Balance as of December 31, 2009	2,034	9,719	11,753
Additional charge on securities for which OTTI was not previously recognized4	426	16,398	16,824
Additional charge on securities for which OTTI was previously recognized4	954	0	954
Reclassification adjustment of non-credit portion of OTTI included in net income	2,654	(2,654)	0
Amortization of credit component of OTTI3	(130)	0	(130)
Accretion of OTTI related to all other factors	0	(4,172)	(4,172)
Balance as of December 31, 2010	$5,938	$19,291	$25,229

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

4	Securities previously impaired represent all securities that were impaired prior to January 1, 2010.

Although there has been improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2010, the fair value of a portion of this portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 7 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance types with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of December 31, 2010 and 2009, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.01 percent. The following table presents advances summarized by year of contractual maturity as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$2,920,522	1.70%	$4,324,971	2.53%
Due after one year through two years	1,525,657	2.79	1,855,344	3.43
Due after two years through three years	1,747,226	2.89	1,978,012	2.66
Due after three years through four years	1,407,668	3.53	2,584,300	2.05
Due after four years through five years	1,639,026	1.98	2,561,556	1.97
Thereafter	9,683,160	1.78	8,525,486	2.25
Total par value	18,923,259	2.10%	$21,829,669	2.39%
Discounts on HCD advances	0		(33)
Discounts on other advances	(48,084)		(36,364)
Hedging adjustments1	493,154		460,357
TOTAL	$19,368,329		$22,253,629

1
See Note 10 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2010 and 2009 include callable advances totaling $7,044,658,000 and $7,318,356,000, respectively. Of these callable advances, there were $7,026,484,000 and $7,287,717,000 of variable rate advances as of December 31, 2010 and 2009, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of December 31, 2010 and 2009, the FHLBank had convertible advances outstanding totaling $3,560,332,000 and $5,060,772,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2010 and 2009 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Due in one year or less	$9,685,703	$11,388,149	$5,690,629	$7,902,839
Due after one year through two years	1,243,941	1,653,166	1,331,857	1,658,833
Due after two years through three years	1,479,576	1,455,504	1,798,151	1,603,212
Due after three years through four years	1,293,831	1,465,523	1,361,793	2,595,225
Due after four years through five years	1,025,527	1,189,298	1,275,926	2,505,681
Thereafter	4,194,681	4,678,029	7,464,903	5,563,879
TOTAL PAR VALUE	$18,923,259	$21,829,669	$18,923,259	$21,829,669

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of December 31, 2010 and 2009 (in thousands):

Par Value of Advances	December 31, 2010	December 31, 2009
Fixed rate:
Due in one year or less	$1,479,588	$3,199,815
Due after one year	9,034,433	10,201,480
Total fixed rate	10,514,021	13,401,295
Variable rate
Due in one year or less	1,440,934	1,125,157
Due after one year	6,968,304	7,303,217
Total variable rate	8,409,238	8,428,374
TOTAL PAR VALUE	$18,923,259	$21,829,669

As of December 31, 2010 and 2009, 70.5 percent and 67.5 percent, respectively, of the FHLBank’s fixed rate advances were swapped to a floating rate.

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in thrifts (34.6 percent of total advances), commercial banks (32.8 percent of total advances) and insurance companies (28.8 percent of total advances). As of December 31, 2010 and 2009, the FHLBank had outstanding advances of $5,464,000,000 and $5,926,000,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 28.9 percent and 27.1 percent, respectively, of total outstanding advances. The income from advances to these members during 2010 and 2009 totaled $97,631,000 and $111,436,000, respectively. Both of the members were the same each year.

The FHLBank lends to members and approved housing associates involved in housing finance within the Tenth District, which comprises the states of Colorado, Kansas, Nebraska and Oklahoma, in accordance with federal statutes, including the Federal Home Loan Bank Act (Bank Act). The Bank Act requires the FHLBank to hold, or have access to, collateral to secure advances, and the FHLBank does not expect to incur any credit losses on advances. The FHLBank has the policies and procedures in place to appropriately manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral and continuous monitoring of borrowings and each member’s financial condition. The FHLBank continues to monitor the collateral and creditworthiness of its borrowers. Based on the collateral pledged as security for advances, FHLBank management’s credit analyses of members’ financial condition, and credit extension and collateral policies, the FHLBank expects to collect all amounts due according to the contractual terms of the advances. For more information related to the FHLBank’s credit risk on advances and allowance for credit losses, see Note 9.

See Note 19 for detailed information on transactions with related parties.

Information about the fair value of the advances is included in Note 17.

NOTE 8 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. These mortgage loans are government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) loans and conventional residential loans credit-enhanced by PFIs. Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Sale: On December 31, 2010, the FHLBank transferred mortgage loans held for portfolio to held for sale based on its intent to sell specifically identified mortgage loans. All of these loans were classified as conventional mortgage loans. The following table presents information as of December 31, 2010 on mortgage loans held for sale (in thousands):

December 31, 2010
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$16,730
Fixed rate, long-term, single-family mortgages	103,845
Total unpaid principal balance	120,575
Premiums	389
Discounts	(241)
Hedging adjustments2	(113)
Total before fair value adjustments	120,610
Fair value adjustments	(85)
MORTGAGE LOANS HELD FOR SALE	$120,525

1	Medium-term defined as a term of 15 years or less.
2
See Note 10 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Mortgage Loans Held for Portfolio: The following table presents information as of December 31, 2010 and 2009 on mortgage loans held for portfolio (in thousands):

	December 31, 2010	December 31, 2009
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$1,181,982	$852,298
Fixed rate, long-term, single-family mortgages	2,952,556	2,477,167
Total unpaid principal balance	4,134,538	3,329,465
Premiums	43,974	18,045
Discounts	(7,497)	(9,798)
Deferred loan costs, net	2,514	1,145
Hedging adjustments2	2,288	(3,176)
Total before Allowance for Credit Losses on Mortgage Loans	4,175,817	3,335,681
Allowance for Credit Losses on Mortgage Loans	(2,911)	(1,897)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$4,172,906	$3,333,784

1	Medium-term defined as a term of 15 years or less.
2
See Note 10 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of December 31, 2010 and 2009 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

	December 31, 2010	December 31, 2009
Conventional loans	$3,666,532	$3,007,220
Government-guaranteed or insured loans	468,006	322,245
TOTAL UNPAID PRINCIPAL BALANCE	$4,134,538	$3,329,465

For more information related to the FHLBank’s credit risk on mortgage loans and allowance for credit losses see Note 9.

See Note 19 for detailed information on transactions with related parties.

The fair values of the mortgage loans held for sale and held for portfolio as of December 31, 2010 and 2009 are reported in Note 17.

NOTE 9 – ALLOWANCE FOR CREDIT LOSSES

The FHLBank has established an allowance methodology for each of its portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; other loans; and the direct financing lease receivable.

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Bank Act, which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the par value or market value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, small farm loans and small agri-business loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. The FHLBank can call for additional or substitute collateral to protect its security interest. The FHLBank’s management believes that these policies effectively manage the FHLBank’s credit risk from credit products.

Based upon the financial condition of the member, the FHLBank either allows a member to retain physical possession of the collateral assigned to it, or requires the member to specifically assign or place physical possession of the collateral with the FHLBank or its safekeeping agent. The FHLBank perfects its security interest in all pledged collateral. The Bank Act affords any security interest granted to the FHLBank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2010 and 2009, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2010 and 2009, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2010 and 2009.

Based upon the collateral held as security, its credit extension, and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank did not incur any credit losses on credit products as of December 31, 2010 and 2009. Accordingly, the FHLBank has not recorded any allowance for credit losses.

As of December 31, 2010 and 2009, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 18.

Mortgage Loans – Government-guaranteed or Insured: The FHLBank invests in government-guaranteed or insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by FHA, VA, RHS and/or HUD. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

Mortgage Loans – Conventional: The allowances for conventional loans are determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions. The measurement of the allowance for loan losses may consist of: (1) reviewing all residential mortgage loans at the individual master commitment level; (2) reviewing specifically identified collateral-dependent loans for impairment; (3) reviewing homogeneous pools of residential mortgage loans; and/or (4) estimating credit losses in the remaining portfolio.

The FHLBank’s allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally factors in primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and CE amount. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the FHLBank’s allowance for loan losses. In such cases, a receivable is established to reflect the expected recovery from CE fees.

For conventional mortgage loans, credit losses that are not paid by PMI are allocated to the FHLBank up to an agreed upon amount, referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. As of December 31, 2010, and 2009, the FHLBank’s exposure under the FLA, excluding amounts that may be recovered through performance-based CE fees was $20,938,000 and $17,344,000, respectively. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. CE fees totaled $2,796,000, $2,524,000, and $2,495,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Mortgage Loans Evaluated at the Individual Master Commitment Level: The credit risk analysis of all conventional loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on mortgage loans under each individual master commitment.

Collectively Evaluated Mortgage Loans: The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities and incorporates the credit enhancements of the mortgage loan programs. Migration analysis is a methodology for determining, through the FHLBank’s experience over a historical period, the rate of loss incurred on pools of similar loans. The FHLBank applies migration analysis to loans based on the following categories: (1) loans in foreclosure; (2) nonaccrual loans; (3) delinquent loans; and (4) all other remaining loans. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity factor to estimate losses incurred at the Statement of Condition date.

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no CE from a PFI to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The FHLBank applies an appropriate loss severity rate, which is used to estimate the fair value of the collateral. The resulting incurred loss is equal to the carrying value of the loan less the estimated fair value of the collateral less estimated selling costs.

Direct Financing Lease Receivable: The FHLBank has a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, the FHLBank has all rights and remedies under the lease agreement as well as all rights and remedies available under the member’s Advance, Pledge and Security Agreement. Consequently, the FHLBank can apply any excess collateral securing credit products to any shortfall in the leasing arrangement.

Rollforward of Allowance for Credit Losses: As of December 31, 2010, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a rollforward of the allowance for credit losses for the year ended December 31, 2010 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2010 (in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of year	$1,897	$0	$0	$0	$1,897
Charge-offs	(483)	0	0	0	(483)
Provision for credit losses	1,582	0	0	0	1,582
Mortgage loans transferred to held for sale	(85)	0	0	0	(85)
Balance, end of year	$2,911	$0	$0	$0	$2,911

Ending allowance balance, individually evaluated for impairment	$0	$0	$0	$0	$0
Ending allowance balance, collectively evaluated for impairment	$2,911	$0	$0	$0	$2,911

Recorded investment1, end of year:
Individually evaluated for impairment	$0	$0	$18,951,222	$29,123	$18,980,345
Collectively evaluated for impairment	$3,723,503	$476,602	$0	$0	$4,200,105

1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.

The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans held for portfolio for the years ended December 31, 2009 and 2008 (in thousands):

Allowance for Credit Losses	2009	2008
Balance, beginning of year	$884	$844
Charge-offs	(241)	(156)
Provision for credit losses	1,254	196
Mortgage loans transferred to held for sale	0	0
Balance, end of year	$1,897	$884

Credit Quality Indicators: The FHLBank’s key credit quality indicators include: (1) past due loans; (2) nonaccrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses. The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2010 (dollar amounts in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$32,466	$12,826	$0	$0	$45,292
Past due 60-89 days delinquent	10,006	3,580	0	0	13,586
Past due 90 days or more delinquent	22,296	9,812	0	0	32,108
Total past due	64,768	26,218	0	0	90,986
Total current loans	3,658,735	450,384	18,951,222	29,123	23,089,464
Total recorded investment	$3,723,503	$476,602	$18,951,222	$29,123	$23,180,450

Other delinquency statistics:
In process of foreclosure, included above2	$12,789	$3,393	$0	$0	$16,182
Serious delinquency rate3	0.6%	2.1%	0%	0%	0.1%
Past due 90 days or more still accruing interest	$0	$9,812	$0	$0	$9,812
Loans on non-accrual status	$25,837	$0	$0	$0	$25,837
Troubled debt restructurings4	$222	$0	$0	$0	$222

1
The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

3	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total portfolio class recorded investment.
4
Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2009 (in thousands):

December 31, 2009
Mortgage loans held for portfolio, net	$3,333,784
UPB of non-accrual mortgage loans held for portfolio1	22,730
UPB of mortgage loans held for portfolio past due 30-89 days and still accruing interest	43,864
UPB of mortgage loans held for portfolio past due 90 days or more and still accruing interest2	4,800
UPB of loans in foreclosure	8,683

1	Generally represents conventional mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.
2	Generally represents government-guaranteed or insured mortgage loans.

The FHLBank had $4,498,000 and $2,553,000 classified as real estate owned in other assets as of December 31, 2010 and 2009, respectively.

NOTE 10 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the FHLBank’s interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLBank monitors the risk to its revenue, net interest margin and average maturity of interest-earning assets and funding sources.

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

▪	Mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;
▪	Manage embedded options in assets and liabilities; and
▪	Manage its overall asset-liability management.

Application of Derivatives: Derivative financial instruments may be used by the FHLBank as follows:
▪	As a fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;
▪
As an economic hedge to manage certain defined risks in the course of its balance sheet. These hedges are primarily used to manage mismatches between the coupon features of its assets and liabilities. For example, the FHLBank may use interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities; and

▪
As an intermediary hedge to meet the asset/liability management needs of its members, the FHLBank acts as an intermediary by entering into interest-rate exchange agreements with its members and offsetting interest-rate exchange agreements with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank.

Derivative financial instruments are used by the FHLBank when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. The FHLBank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Types of Derivatives: The FHLBank commonly enters into interest rate swaps (including callable and putable swaps), swaptions, and interest rate cap and floor agreements (collectively, derivatives) to manage its exposure to changes in interest rates.

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received by the FHLBank in most derivative agreements is the LIBOR. Interest rate swaps are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

Swaptions – A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the FHLBank against future interest rate changes. The FHLBank purchases both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date. Premiums paid to acquire swaptions are accounted for as the basis of the derivative at inception of the hedge. Swaptions are reported at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

Interest Rate Caps and Floors – In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or “cap”) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or “floor”) price or interest rate. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. The FHLBank purchases interest rate caps and floors to hedge option risk on the MBS held in the FHLBank’s held-to-maturity portfolio and to hedge embedded caps or floors in the FHLBank’s advances. Premiums paid to acquire caps or floors are accounted for as the basis of the derivative at inception of the hedge. Interest rate caps and floors are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition.

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

Consolidated Obligations – While consolidated obligations are the joint and several obligations of the 12 FHLBanks, each FHLBank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, in a typical transaction involving more than one FHLBank, fixed rate consolidated obligation bonds are issued for one or more FHLBanks, including FHLBank Topeka. In connection with its share of the bond issuance, FHLBank Topeka simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to FHLBank Topeka designed to mirror in timing and amount the cash outflows FHLBank Topeka pays on the consolidated obligation. Such transactions are designated as fair value hedges. In this type of transaction, FHLBank Topeka typically pays the derivative counterparty a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). Note, though, that most of the FHLBank’s swapped consolidated obligation bonds are fixed rate, callable bonds where the FHLBank is the sole issuer of the particular debt issue. The swap transaction with a counterparty for debt upon which the FHLBank is the sole issuer follows the same process reflected above (simultaneous, matching terms, etc.).

This strategy of issuing bonds while simultaneously entering into derivatives enables the FHLBank to offer a wider range of attractively priced advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and derivative markets. If conditions in these markets change, the FHLBank may alter the types or terms of the bonds that it issues. This intermediation between the capital and derivatives markets permits the FHLBank to raise funds at costs lower than would otherwise be available through the issuance of simple fixed or variable rate consolidated obligations in the capital markets alone.

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

Mortgage Loans – The FHLBank invests in fixed rate mortgage loans through the MPF Program. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated future cash flows, which usually occur as a result of interest rate changes. The FHLBank may manage the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The FHLBank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank may use derivatives in conjunction with debt issuance to better match the expected prepayment characteristics of its mortgage loan portfolio.

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

Firm Commitments – Commitments that obligate the FHLBank to purchase closed fixed rate mortgage loans from its members are considered derivatives. Accordingly, each mortgage purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Investments – The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives associated with investment securities (currently includes interest rate caps, floors and swaps) are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income (loss) on the Statements of Income. The investment securities hedged with interest rate swaps are classified as trading securities with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income (loss) on the Statements of Income.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to an FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk applicable to a single counterparty was $29,783,000 and $38,604,000 as of December 31, 2010 and 2009, respectively. The counterparty was different each period.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	December 31, 2010	December 31, 2009
Total net exposure at fair value1	$90,155	$75,067
Cash collateral held	(64,090)	(59,121)
Net positive exposure after cash collateral	26,065	15,946
Other collateral2	(2,952)	(3,487)
Net exposure after collateral	$23,113	$12,459

1	Includes net accrued interest receivable of $11,251,000 and $19,422,000 as of December 31, 2010 and 2009, respectively.
2
Collateral held with respect to derivatives with members which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of December 31, 2010 and 2009 was $352,908,000 and $325,661,000, respectively, for which the FHLBank has posted collateral with a fair value of $99,468,000 and $86,964,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $133,350,000 and $140,703,000 of collateral to its derivative counterparties as of December 31, 2010 and 2009. The FHLBank’s credit rating has not changed in the previous twelve months.

The FHLBank transacts a significant portion of its derivatives with major banks and primary broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. No single entity dominates the FHLBank’s derivatives business. Assets pledged as collateral by the FHLBank to these counterparties are discussed more fully in Note 18. The FHLBank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

Financial Statement Impact and Additional Financial Information: The notional amount of derivatives reflects the volume of the FHLBank’s hedges, but it does not measure the credit exposure of the FHLBank because there is no principal at risk. The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid.

The FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties. Therefore, an individual derivative may be in an asset position (counterparty would owe the FHLBank the current fair value, which includes net accrued interest receivable or payable on the derivative, if the derivative was settled as of the Statement of Condition date) but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted by counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the counterparty the fair value if settled as of the Statement of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting.

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2010 (in thousands):

	December 31, 2010
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$8,626,899	$315,969	$9,084,209	$(518,805)	$7,528,867	$96,142	$10,182,241	$(298,978)
Interest rate caps/floors	30,000	369	159,000	(1,855)	97,000	(1,038)	92,000	(448)
Total fair value hedges	8,656,899	316,338	9,243,209	(520,660)	7,625,867	95,104	10,274,241	(299,426)

Economic hedges:
Interest rate swaps	1,425,000	7,167	2,224,820	(190,531)	1,330,000	(55,629)	2,319,820	(127,735)
Interest rate caps/floors	7,257,533	124,642	332,000	(743)	3,819,300	50,389	3,770,233	73,510
Mortgage delivery commitments	54,737	291	88,602	(1,524)	54,737	291	88,602	(1,524)
Total economic hedges	8,737,270	132,100	2,645,422	(192,798)	5,204,037	(4,949)	6,178,655	(55,749)

TOTAL	$17,394,169	$448,438	$11,888,631	$(713,458)	$12,829,904	$90,155	$16,452,896	$(355,175)

Total derivative fair value						$90,155		$(355,175)
Fair value of cash collateral delivered to counterparties						0		99,468
Fair value of cash collateral received from counterparties						(64,090)		0
NET DERIVATIVE FAIR VALUE						$26,065		$(255,707)

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

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the years ended December 31, 2010, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	2010	2009	2008
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(1,160)	$7,247	$(8,350)
Interest rate caps/floors	(64)	(40)	(149)
Total net gain (loss) related to fair value hedge ineffectiveness	(1,224)	7,207	(8,499)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(40,603)	102,713	(144,242)
Interest rate caps/floors	(83,746)	63,466	(27,624)
Net interest settlements	(53,202)	(61,631)	(32,153)
Mortgage delivery commitments	4,138	(274)	(3,033)
Intermediary transactions:
Interest rate swaps	(42)	(44)	55
Interest rate caps/floors	5	25	3
Total net gain (loss) related to derivatives not designated as hedging instruments	(173,450)	104,255	(206,994)

Net gains (losses) on derivatives and hedging activities	$(174,674)	$111,462	$(215,493)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2010, 2009 and 2008, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	2010
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(106,531)	$105,102	$(1,429)	$(290,214)
Consolidated obligation bonds	28,540	(28,656)	(116)	290,416
Consolidated obligation discount notes	964	(643)	321	1,903
TOTAL	$(77,027)	$75,803	$(1,224)	$2,105

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

There were no amounts for the years ended December 31, 2010, 2009 and 2008 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2010, no amounts relating to hedging activities remain in AOCI.

NOTE 11 – DEPOSITS

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

Deposits classified as demand, overnight and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits were 0.15 percent, 0.29 percent and 1.92 percent during 2010, 2009 and 2008, respectively.

See Note 19 for detailed information on transactions with related parties.

NOTE 12 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Bank Act or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The FHLBank utilizes a debt issuance process to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s capital to total system capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $796,373,676,000 and $930,616,850,000 as of December 31, 2010 and 2009, respectively. See Note 20 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain qualifying assets, free from any lien or pledge, in an amount at least equal to the amount of that FHLBank’s participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,880,320	1.91%	$10,874,777	1.34%
Due after one year through two years	3,622,300	1.63	3,650,320	2.38
Due after two years through three years	2,699,000	2.70	2,494,300	2.76
Due after three years through four years	1,452,500	2.96	2,465,000	3.32
Due after four years through five years	883,000	2.51	1,875,000	3.26
Thereafter	6,755,500	3.64	6,002,400	4.50
Total par value	21,292,620	2.61%	27,361,797	2.61%
Premium	52,342		19,403
Discount	(10,321)		(13,332)
Hedging adjustments1	186,794		156,931
TOTAL	$21,521,435		$27,524,799

1
See Note 10 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasuries (CMT) and Eleventh District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues such structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2010 and 2009 includes callable bonds totaling $7,655,500,000 and $8,630,400,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 7), MBS (Notes 4 and 6) and MPF mortgage loans (Note 8). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2010 and 2009 (in thousands):

Year of Maturity or Next Call Date	2010	2009
Due in one year or less	$11,723,820	$17,648,177
Due after one year through two years	4,624,300	3,625,320
Due after two years through three years	2,770,000	2,306,300
Due after three years through four years	722,500	1,850,000
Due after four years through five years	236,000	550,000
Thereafter	1,216,000	1,382,000
TOTAL PAR VALUE	$21,292,620	$27,361,797

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

▪	Conversion bonds that have coupons that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the bond offerings;
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

The following table summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Par value of consolidated obligation bonds:
Fixed rate	$14,586,120	$16,377,525
Variable rate	3,713,500	6,567,500
Step ups	2,773,000	3,622,000
Range bonds	220,000	693,400
Step downs	0	100,000
Zero coupon	0	1,372
TOTAL PAR VALUE	$21,292,620	$27,361,797

At December 31, 2010 and 2009, 44.0 percent and 49.4 percent, respectively, of the FHLBank’s fixed rate consolidated bonds were swapped to a floating rate, and 75.0 percent and 70.4 percent, respectively, of the FHLBank’s variable rate consolidated bonds were swapped to a different variable rate index.

Consolidated Discount Notes: Consolidated discount notes are issued to raise short-term funds. Consolidated discount notes are consolidated obligations with original maturities of up to one year. These consolidated discount notes are issued at less than their face amount and redeemed at par value when they mature.

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
December 31, 2010	$13,704,542	$13,706,746	0.16%

December 31, 2009	$11,586,835	$11,588,284	0.08%

As of December 31, 2010 and 2009, 7.2 percent and 0.5 percent, respectively, of the FHLBank’s fixed rate consolidated discount notes were swapped to a floating rate.

Concessions on Consolidated Obligations: Unamortized concessions were $12,475,000 and $14,228,000 as of December 31, 2010 and 2009, respectively, and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $16,557,000, $13,765,000 and $22,045,000 in 2010, 2009 and 2008, respectively. Concessions on discount notes totaled $932,000, $2,310,000 and $4,869,000 in 2010, 2009 and 2008, respectively.

Information about the fair value of the consolidated obligations is included in Note 17.

NOTE 13 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after the assessment for REFCORP. For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. The requirement to add back interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment is discussed in Note 14.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. There was no shortfall in 2010, 2009 or 2008. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

As of December 31, 2010, the FHLBank’s AHP accrual on its Statements of Condition consisted of $8,990,000 for the 2011 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $30,236,000 for prior years’ AHP (committed but undisbursed).

The following table details the change in the AHP liability for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Appropriated and reserved AHP funds as of the beginning of the period	$44,117	$27,707	$41,357
AHP set aside based on current year income	3,766	26,353	3,228
Direct grants disbursed	(8,908)	(10,251)	(17,246)
Recaptured funds1	251	308	368
Appropriated and reserved AHP funds as of the end of the period	$39,226	$44,117	$27,707

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

NOTE 14 – RESOLUTION FUNDING CORPORATION (REFCORP)

Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 13. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock and net income before AHP and REFCORP assessments to the Resolution Funding Corporation, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.

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

The following table details the change in the REFCORP liability for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
REFCORP (receivable) obligation as of the beginning of the period	$11,556	$(16,015)	$11,067
REFCORP assessments	8,387	59,168	7,110
REFCORP payments	(11,929)	(31,597)	(34,192)
REFCORP (receivable) obligation as of the end of the period	$8,014	$11,556	$(16,015)

The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment by the 12 FHLBanks falls short of $75,000,000.

The FHLBanks’ aggregate payments through 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011, effective December 31, 2010. The FHLBanks’ aggregate payments through 2010 have satisfied $64,598,000 of the $75,000,000 scheduled payment due on October 15, 2011 and all scheduled payments thereafter. This date assumes that all $75,000,000 quarterly payments required after December 31, 2010, will be made as scheduled.

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

NOTE 15 – CAPITAL

The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation:

▪
Risk-based capital. The FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by the FHLBank to satisfy its risk-based capital requirement. The Finance Agency may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the Finance Agency has not placed any such requirement on the FHLBank to date.

▪
Total capital. The GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio. Total regulatory capital is defined as the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

▪
Leverage capital. The FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times divided by total assets.

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2010 and 2009 (in thousands):

	2010		2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$268,569	$1,218,503	$646,501	$1,668,140
Total capital-to-asset ratio	4.0%	4.7%	4.0%	4.6%
Total capital	$1,548,243	$1,825,700	$1,705,264	$1,980,208
Leverage capital ratio	5.0%	6.3%	5.0%	6.6%
Leverage capital	$1,935,303	$2,434,951	$2,131,581	$2,814,278

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

The FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of the FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is equal to 0.2 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $1,000,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is equal to the sum of the following less the member’s Asset-based Stock Purchase Requirement:
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

The percentages listed above are subject to change by the FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require the FHLBank to request Finance Agency approval of an amended capital plan. See Note 19 for detailed information on transactions with related parties.

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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2008, 2009 and 2010 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Mandatorily Redeemable Capital Stock: The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense. For the years ended December 31, 2010, 2009 and 2008, dividends on mandatorily redeemable capital stock in the amount of $346,000, $504,000 and $609,000, respectively, were recorded as interest expense.

As of December 31, 2010 and 2009, the FHLBank had $19,550,000 and $22,437,000, respectively, in capital stock subject to mandatory redemption from members and former members, consisting of $13,811,000 and $18,514,000, respectively, of Class A Common Stock and $5,739,000 and $3,923,000, respectively, of Class B Common Stock. These amounts have been classified as a liability (mandatorily redeemable capital stock) in the Statements of Condition.

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Balance at beginning of period	$22,437	$34,806	$36,147
Capital stock subject to mandatory redemption reclassified from equity during the period	279,036	917,226	1,899,747
Capital stock previously subject to mandatory redemption reclassified to equity	0	(778)	0
Redemption or repurchase of mandatorily redeemable capital stock during the period	(282,202)	(929,310)	(1,901,694)
Stock dividend classified as mandatorily redeemable capital stock during the period	279	493	606
Balance at end of period	$19,550	$22,437	$34,806

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

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2010 and 2009 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	2010	2009
Year 1	$2,396	$22
Year 2	1	7
Year 3	0	1
Year 4	2,779	1
Year 5	2,950	3,892
Past contractual redemption date due to remaining activity1	11,424	18,514
TOTAL	$19,550	$22,437

1
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock. During 2010, the FHLBank’s Board of Directors terminated the memberships of four members after their placement into Federal Deposit Insurance Corporation (FDIC) receivership and one member after it was closed by the National Credit Union Administration. During the year ended December 31, 2009, the FHLBank received two withdrawal requests due to submission of voluntary membership withdrawals. Additionally, the FHLBank’s Board of Directors terminated the memberships of eight members after their placement into FDIC receivership. During 2009, two members cancelled their membership withdrawal requests within the initial six-month notice period: one who submitted a withdrawal request in 2008, and one who submitted a withdrawal request in 2009. Upon notification of cancellation, the members’ stock was reclassified from mandatorily redeemable capital stock to equity. As of December 31, 2010, the balance of mandatorily redeemable capital stock represented four former members in FDIC receivership and twelve out-of-district mergers.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2010, the FHLBank’s excess stock was less than one percent of total assets.

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

Capital Classification Determination: On August 4, 2009, the Finance Agency published a final rule that implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the Finance Agency, the FHLBank has been classified as adequately capitalized.

NOTE 16 – PENSION AND POSTRETIREMENT BENEFIT PLANS

Qualified Defined Benefit Multi-employer Plan: The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan, formerly known as the Financial Institutions Retirement Fund. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities or costs by participating employer. As a result, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the FHLBank cannot be made. Substantially all officers and employees of the FHLBank, which began employment prior to January 1, 2009, are covered by the plan. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefits expense were $3,829,000, $2,917,000 and $2,008,000 in 2010, 2009 and 2008, respectively.

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan, formerly known as the Financial Institutions Thrift Plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $717,000, $697,000 and $671,000 to the Pentegra Defined Contribution Plan in 2010, 2009 and 2008, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,176,000, $751,000 and $769,000 in 2010, 2009 and 2008, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $263,000, $369,000 and $254,000 in 2010, 2009 and 2008, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2010 and 2009 were as follows (in thousands):

	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of year	$6,811	$6,292
Service cost	344	242
Interest cost	472	377
Benefits paid	(225)	(362)
Actuarial (gain) loss	1,586	262
Projected benefit obligation at end of year	8,988	6,811
Change in plan assets:
Fair value of plan assets at beginning of year	0	0
Employer contributions	225	362
Benefits paid	(225)	(362)
Fair value of plan assets at end of year	0	0
FUNDED STATUS	$8,988	$6,811

The following table details the change in the AOCI balances related to the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2010 and 2009 (in thousands):

	2010			2009
	Prior Service Cost	Net Gain (Loss)	Total	Prior Service Cost	Net Gain (Loss)	Total
Balance at beginning of period	$6	$(2,148)	$(2,142)	$15	$(2,027)	$(2,012)
Net gain (loss) on defined benefit pension plan	0	(1,586)	(1,586)	0	(262)	(262)
Amortization	(6)	353	347	(9)	141	132
Balance at end of period	$0	$(3,381)	$(3,381)	$6	$(2,148)	$(2,142)

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2010, 2009 and 2008, were (in thousands):

	2010	2009	2008
Service cost	$344	$242	$217
Interest cost	472	377	364
Amortization of prior service cost	(6)	(9)	(26)
Amortization of net loss	353	141	205
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,163	$751	$760
The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic benefits costs over the next fiscal year is $355,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2010.

Key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2010, 2009 and 2008 were (dollar amounts in thousands):

	2010	2009	2008
Discount rate	5.25%	5.75%	6.25%
Salary increases	4.97%	5.07%	4.34%
Amortization period (years)	8	9	8
Accumulated benefit obligation	$7,232	$5,991	$5,214

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2011 will be $266,000.

The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Year ending December 31,	Estimated Benefit Payments
2011	$266
2012	298
2013	320
2014	356
2015	396
2016 through 2020	3,045

NOTE 17 – FAIR VALUES

The FHLBank determines fair values using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of December 31, 2010 and December 31, 2009. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Subjectivity of Estimates: Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on fair values. Since these fair values are determined as of a specific point in time, they are susceptible to material near term changes.

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of December 31, 2010 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$260	$0	$260

Interest-bearing deposits	24	0	24

Federal funds sold	1,755,000	0	1,755,000

Trading securities	6,334,939	0	6,334,939

Held-to-maturity securities	6,755,978	(11,689)	6,744,289

Advances	19,368,329	113,411	19,481,740

Mortgage loans held for sale	120,525	9,128	129,653

Mortgage loans held for portfolio, net of allowance	4,172,906	138,887	4,311,793

Accrued interest receivable	93,341	0	93,341

Derivative assets	26,065	0	26,065

Liabilities:
Deposits	1,209,952	0	1,209,952

Consolidated obligation discount notes	13,704,542	1,671	13,702,871

Consolidated obligation bonds	21,521,435	(138,452)	21,659,887

Mandatorily redeemable capital stock	19,550	0	19,550

Accrued interest payable	128,551	0	128,551

Derivative liabilities	255,707	0	255,707

Other Asset (Liability):
Standby letters of credit	(1,526)	0	(1,526)

Standby bond purchase agreements	338	2,928	3,266

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

Fair Value Methodologies and Techniques and Significant Inputs:

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

Investment securities – non-MBS: The fair values of non-MBS investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models. The significant input associated with all classes of non-MBS investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS investment security class as of December 31, 2010:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	-1.8 to -4.1 basis points
Commercial paper	LIBOR swap	-6.9 to -7.6 basis points

Non-MBS U.S. Treasury and Agency securities are priced using third-party pricing services.

Investment securities – MBS: For MBS securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark tranche yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used. If three prices are received, the middle price is used. If two prices are received, the average of the two prices is used. If one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of December 31, 2010, vendor prices were received for substantially all of the FHLBank’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for certain private-label MBS, the non-recurring fair value measurements for OTTI securities as of December 31, 2010 fell within Level 3 of the fair value hierarchy.

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

Mortgage Loans Held for Sale: Fair values are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. Once a firm commitment is signed with a buyer, the fair values will be based on commitment prices.

Mortgage Loans Held for Portfolio: Fair values are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of December 31, 2010 and December 31, 2009.

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

Deposits: The fair values of deposits are determined by calculating the present values of the expected future cash flows from the deposits. The calculated present values are reduced by the accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

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

Fair Value Hierarchy: The FHLBank records trading securities, derivative assets and derivative liabilities at fair value. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis for which the fair value classification changed during the year ended December 31, 2010.

Fair Value on a Recurring Basis: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,349,565	$0	$2,349,565	$0	$0
Certificates of deposit	1,755,013	0	1,755,013	0	0
U.S. Treasuries	282,996	0	282,996	0	0
FHLBank1 obligations	120,876	0	120,876	0	0
Fannie Mae2 obligations	396,750	0	396,750	0	0
Freddie Mac2 obligations	988,097	0	988,097	0	0
Subtotal	5,893,297	0	5,893,297	0	0
Mortgage-backed securities:
Fannie Mae residential2	259,678	0	259,678	0	0
Freddie Mac residential2	180,430	0	180,430	0	0
Ginnie Mae residential3	1,534	0	1,534	0	0
Mortgage-backed securities	441,642	0	441,642	0	0
Trading securities	6,334,939	0	6,334,939	0	0

Derivative fair value:
Interest-rate related	89,864	0	78,613	0	11,251
Mortgage delivery commitments	291	0	291	0	0
Subtotal	90,155	0	78,904	0	11,251
Net cash collateral (received) delivered	(64,090)	0	0	0	(64,090)
Derivative assets	26,065	0	78,904	0	(52,839)

TOTAL ASSETS MEASURED AT FAIR VALUE	$6,361,004	$0	$6,413,843	$0	$(52,839)

Derivative fair value:
Interest-rate related	$353,651	$0	$349,569	$0	$4,082
Mortgage delivery commitments	1,524	0	1,524	0	0
Subtotal	355,175	0	351,093	0	4,082
Net cash collateral received (delivered)	(99,468)	0	0	0	(99,468)
Derivative liabilities	255,707	0	351,093	0	(95,386)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$255,707	$0	$351,093	$0	$(95,386)

1	See Note 20 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of December 31, 2009 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,589,560	$0	$2,589,560	$0	$0
Certificates of deposit	3,109,967	0	3,109,967	0	0
Bank notes	89,996	0	89,996	0	0
FHLBank1 obligations	280,761	0	280,761	0	0
Fannie Mae2 obligations	390,559	0	390,559	0	0
Freddie Mac2 obligations	979,243	0	979,243	0	0
Subtotal	7,440,086	0	7,440,086	0	0
Residential mortgage-backed securities:
Fannie Mae2	337,902	0	337,902	0	0
Freddie Mac2	232,984	0	232,984	0	0
Ginnie Mae3	1,704	0	1,704	0	0
Residential mortgage-backed securities	572,590	0	572,590	0	0
Trading securities	8,012,676	0	8,012,676	0	0

Derivative fair value	81,162	0	62,337	0	18,825
Net cash collateral (received) delivered	(65,216)	0	0	0	(65,216)
Derivative assets	15,946	0	62,337	0	(46,391)

TOTAL ASSETS MEASURED AT FAIR VALUE	$8,028,622	$0	$8,075,013	$0	$(46,391)

Derivative fair value	$333,689	$0	$326,264	$0	$7,425
Net cash collateral received (delivered)	(93,059)	0	0	0	(93,059)
Derivative liabilities	240,630	0	326,264	0	(85,634)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$240,630	$0	$326,264	$0	$(85,634)

1	See Note 20 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

Fair Value on a Nonrecurring Basis: The FHLBank measures certain held-to-maturity securities and mortgage loans (including real estate owned) at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents assets by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the year ended December 31, 2010 (in thousands):

	Fair Value Measurements for the Year Ended December 31, 2010
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1,2:
Private-label residential MBS3	$50,979	$0	$0	$50,979

Real estate owned4	1,755	0	1,755	0

TOTAL	$52,734	$0	$1,755	$50,979

1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	A security will be included in the fair value total each time it is written down, which could be multiple times throughout the time period presented.
3
As of March 31, 2010, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $43,783,000 were written down to a fair value of $27,695,000. As of June 30, 2010, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $21,650,000 were written down to a fair value of $20,256,000. As of September 30, 2010, no private-label MBS classified as held-to-maturity securities were written down to fair value. As of December 31, 2010, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $3,324,000 were written down to a fair value of $3,028,000. These write-downs resulted in OTTI charges of $17,778,000 for the year ended December 31, 2010.

4
During the year ended December 31, 2010, mortgage loans with a book value of $2,067,000 were transferred to real estate owned at a fair value of $1,755,000 less estimated cost to sell of $171,000, resulting in a $483,000 charge-off to the allowance for credit losses on mortgage loans.

The following table presents assets by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded as of December 31, 2009 (in thousands):

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Real estate owned	$368	$0	$368	$0

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 12, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $761,374,310,000 and $891,666,741,000 as of December 31, 2010 and 2009, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of December 31, 2010, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2010 and 2009, off-balance sheet commitments were as follows (in thousands):

	December 31, 2010			December 31, 2009
Notional Amount	Expire Within One Year	Expire After One Year	Total	Total

Standby letters of credit outstanding	$2,888,880	$60,058	$2,948,938	$3,093,204
Commitments for standby bond purchases	582,468	981,041	1,563,509	1,617,134
Commitments to fund or purchase mortgage loans	148,572	0	148,572	35,364

Commitments to issue consolidated bonds, at par	239,000	0	239,000	485,000
Commitments to issue consolidated discount notes, at par	0	0	0	750,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2010, outstanding standby letters of credit had original terms of six days to 10 years with a final expiration in 2020. As of December 31, 2009, outstanding standby letters of credit had original terms of six days to seven years with a final expiration in 2013. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,526,000 and $1,213,000 as of December 31, 2010 and 2009, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit. The fair values of standby letters of credit as of December 31, 2010 and 2009 are reported in Note 17.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. The total commitments for bond purchases were with the same two state housing authorities as of December 31, 2010 and 2009. The FHLBank was not required to purchase any bonds under these agreements during 2010. The fair values of standby bond purchase agreements as of December 31, 2010 and 2009 are reported in Note 17.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(1,233,000) and $(312,000) as of December 31, 2010 and 2009, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. There were $5,233,000 outstanding commitments for this product as of December 31, 2010.

The total FLA, which represents commitments that unconditionally obligate the FHLBank to absorb credit losses associated with PFI master commitments (mortgage loan pools), amounted to $20,938,000 and $17,344,000 as of December 31, 2010 and 2009, respectively. Under the MPF Program, the first layer of credit loss is absorbed by the equity of the borrower in the real estate securing the loan. As is customary for conventional mortgage loans, primary mortgage insurance (PMI) is required for MPF loans with down payments of less than 20 percent of the property value in order to raise the effective equity level to at least 20 percent. Losses beyond the equity layer are absorbed by the FHLBank up to the FLA predefined limit for a pool of mortgage loans. If losses beyond this layer are incurred for the pool of mortgage loans, the losses are absorbed through the CE obligation for the pool of mortgage loans provided by the PFI that sold the mortgage loans to the FHLBank. The CE obligation provided by a PFI ensures that the PFI retains a credit stake in the loans it sells to the FHLBank. For managing this risk, the FHLBank pays CE fees to the PFI. The size of each PFI’s CE obligation is generally calculated on pools of mortgage loans sold into the MPF Program by the PFI so that the likelihood of losses on the pool in excess of the second layer is the same as the likelihood of losses for an investor in a AA-rated MBS. As a result of the protection afforded by these procedures, and its credit loss experience through December 31, 2010, the FHLBank anticipates its total exposure to absorbing probable FLA losses related to the MPF Program as of December 31, 2010 will not exceed its allowance for credit losses, which was $2,911,000 as of December 31, 2010.

Collateral Delivered to Derivative Counterparties: The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of December 31, 2010 and 2009, the FHLBank had delivered cash with a book value of $99,450,000 and $93,050,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

Lease Commitments: Net rental costs under operating leases of approximately $104,000, $93,000 and $94,000 in 2010, 2009 and 2008, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in the following table (in thousands):

Year	Premises	Equipment	Total
2011	$46	$53	$99
2012	45	53	98
2013	45	53	98
2014	45	53	98
2015	45	9	54
Thereafter	64	2	66
TOTAL	$290	$223	$513

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

The following table shows the future minimum lease receivable under the direct financing lease, as amended, with the member and future minimum lease payment obligation under the capital lease with the City of Topeka as of December 31, 2010 (in thousands):

Year	Lease Receivable	Lease Obligation
2011	$3,623	$5,431
2012	3,623	5,144
2013	3,623	0
2014	3,623	0
2015	3,623	0
Thereafter	23,551	0
Net minimum lease payments	41,666	10,575
Less amount representing interest	(12,707)	(575)
PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS	$28,959	$10,000

Unearned income on the direct financing lease is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease.

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2010, the total original par value of customer securities held by the FHLBank under this arrangement was $32,249,885,000.

Lehman Proceedings: In 2009 and 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008. In August 2010, the FHLBank received a Derivatives Alternative Dispute Resolution Notice from the Lehman bankruptcy estate stating disagreement with how the settlement was calculated in connection with the early termination of the swap transactions and the amounts the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. The FHLBank believes that it correctly calculated and fully satisfied its obligation to Lehman, and the FHLBank intends to dispute any claim for additional amounts. The FHLBank does not believe that the resolution of this dispute will have a material impact on its financial condition or results of operations.

Other commitments and contingencies are discussed in Notes 1, 7, 8, 9, 10, 12, 13, 14, 15 and 16.

NOTE 19 – TRANSACTIONS WITH STOCKHOLDERS AND HOUSING ASSOCIATES

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2010 and 2009, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of December 31, 2010 and 2009 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in either 2010 or 2009 (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

2010
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.2%	$156,427	18.1%	$157,427	10.7%

2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.3%	$177,943	13.6%	$178,943	11.0%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2010 and 2009 are summarized in the following table (in thousands).

	2010		2009		2010		2009
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent Of Total	Outstanding Deposits1	Percent of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$3,088,000	16.3%	$3,500,000	16.0%	$1,366	0.1%	$798	0.1%

1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF program during the years ended December 31, 2010 and 2009.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of December 31, 2010 and 2009 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands) in 2010 or 2009. Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

2010
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Vision Bank, NA	OK	$3,776	0.6%	$19	0.0%	$3,795	0.3%
Golden Belt Bank, FSA	KS	714	0.1	2,479	0.3	3,193	0.2
Morgan Federal Bank	CO	784	0.1	1,202	0.1	1,986	0.1
Chickasha Bank & Trust Co.	OK	663	0.1	3	0.0	666	0.1
Yampa Valley Bank	CO	333	0.1	1	0.0	334	0.0
Bankers Bank of Kansas	KS	270	0.1	1	0.0	271	0.0
Lisco State Bank	NE	70	0.0	31	0.0	101	0.0
TOTAL		$6,610	1.1%	$3,736	0.4%	$10,346	0.7%

2009
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Vision Bank, NA	OK	$976	0.3%	$2,755	0.2%	$3,731	0.2%
Golden Belt Bank, FSA	KS	268	0.1	2,842	0.2	3,110	0.2
Morgan Federal Bank	CO	196	0.1	1,742	0.1	1,938	0.1
First National Bank	KS	691	0.2	524	0.1	1,215	0.1
Chickasha Bank & Trust Co.	OK	372	0.1	286	0.0	658	0.1
Yampa Valley Bank	CO	299	0.1	79	0.0	378	0.0
Bankers Bank of Kansas	KS	237	0.1	4	0.0	241	0.0
Lisco State Bank	NE	32	0.0	68	0.0	100	0.0
TOTAL		$3,071	1.0%	$8,300	0.6%	$11,371	0.7%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of December 31, 2010 and 2009 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	2010		2009		2010		2009
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Vision Bank, NA	$15,042	0.1%	$13,978	0.1%	$79	0.0%	$4	0.0%
Golden Belt Bank, FSA	26,060	0.1	26,147	0.1	1,762	0.2	1,521	0.1
Morgan Federal Bank	18,567	0.1	22,700	0.1	7,056	0.6	737	0.1
Chickasha Bank & Trust Co.	3,117	0.0	7,930	0.0	11	0.0	22	0.0
Yampa Valley Bank	3,000	0.0	7,500	0.0	71	0.0	164	0.0
Bankers Bank of Kansas, NA	0	0.0	0	0.0	6	0.0	7	0.0
Lisco State Bank	1,012	0.0	586	0.0	26	0.0	17	0.0
First National Bank			12,000	0.1			5,101	0.5
TOTAL	$66,798	0.3%	$90,841	0.4%	$9,011	0.8%	$7,573	0.7%

The following table presents mortgage loans funded or acquired during the years ended December 31, 2010 and 2009 for members that had an officer or director serving on the FHLBank’s board of directors in 2010 or 2009 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	2010		2009
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
Vision Bank, NA	$0	0.0%	$0	0.0%
Golden Belt Bank, FSA	37,986	2.1	23,304	2.0
Morgan Federal Bank	12,090	0.7	3,457	0.3
Chickasha Bank & Trust Co.	0	0.0	0	0.0
Yampa Valley Bank	0	0.0	0	0.0
Bankers Bank of Kansas, NA	0	0.0	0	0.0
Lisco State Bank	0	0.0	0	0.0
First National Bank			4,874	0.4
TOTAL	$50,076	2.8%	$31,635	2.7%

NOTE 20 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2010, 2009 and 2008 (in thousands). All transactions occurred at market prices.

Business Activity	2010	2009	2008
Average overnight interbank loan balances to other FHLBanks1	$507	$1,682	$5,350
Average overnight interbank loan balances from other FHLBanks1	4,000	7,290	7,664
Average deposit balance with FHLBank of Chicago for shared expense transactions2	47	58	33
Average deposit balance with FHLBank of Chicago for MPF transactions2	28	26	22
Transaction charges paid to FHLBank of Chicago for transaction service fees3	1,760	1,457	1,131
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	106,320
Net premium (discount) on purchases of consolidated obligation issued on behalf of other FHLBanks4	0	0	6,900

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
4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 4. Interest income earned on these securities totaled $8,944,000, $15,180,000 and $16,455,000 for the years ended December 31, 2010, 2009 and 2008, respectively.