Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Topeka
filed 2011-05-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 05/11/2011
Class A Stock, par value $100	6,173,626
Class B Stock, par value $100	8,055,097

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

1 "Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	03/31/2011	12/31/2010
ASSETS
Cash and due from banks	$31,333	$260
Interest-bearing deposits	78	24
Federal funds sold	2,944,000	1,755,000

Investment securities:
Trading securities (Note 3)	6,410,746	6,334,939
Held-to-maturity securities1 (Note 3)	6,189,004	6,755,978
Total investment securities	12,599,750	13,090,917

Advances (Notes 4 and 6)	17,778,883	19,368,329
Mortgage loans held for sale (Notes 5 and 6)	110,129	120,525

Mortgage loans held for portfolio (Notes 5 and 6):
Mortgage loans held for portfolio	4,374,099	4,175,817
Less allowance for credit losses on mortgage loans	(3,099)	(2,911)
Mortgage loans held for portfolio, net	4,371,000	4,172,906

Accrued interest receivable	79,528	93,341
Premises, software and equipment, net	12,080	12,609
Derivative assets (Note 7)	27,372	26,065
Other assets	61,702	66,091

TOTAL ASSETS	$38,015,855	$38,706,067

LIABILITIES AND CAPITAL
Liabilities:
Deposits (Note 8):
Interest-bearing	$1,939,963	$1,177,104
Non-interest-bearing	20,514	32,848
Total deposits	1,960,477	1,209,952

Consolidated obligations, net (Note 9):
Discount notes	12,558,285	13,704,542
Bonds	21,302,171	21,521,435
Total consolidated obligations, net	33,860,456	35,225,977

Mandatorily redeemable capital stock (Note 12)	16,866	19,550
Accrued interest payable	121,200	128,551
Affordable Housing Program (Note 10)	37,725	39,226
Payable to Resolution Funding Corp. (REFCORP) (Note 11)	6,030	8,014
Derivative liabilities (Note 7)	240,073	255,707
Other liabilities	32,776	35,612

TOTAL LIABILITIES	36,275,603	36,922,589

Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION (continued)
(In thousands, except par value)
	03/31/2011	12/31/2010
Capital (Note 12):
Capital stock outstanding – putable:
Class A ($100 par value; 6,012 and 5,934 shares issued and outstanding)	601,177	593,386
Class B ($100 par value; 7,908 and 8,610 shares issued and outstanding)	790,794	861,010
Total capital stock	1,391,971	1,454,396

Retained earnings	369,212	351,754

Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(17,639)	(19,291)
Defined benefit pension plan – net loss	(3,292)	(3,381)
Total accumulated other comprehensive income (loss)	(20,931)	(22,672)

TOTAL CAPITAL	1,740,252	1,783,478

TOTAL LIABILITIES AND CAPITAL	$38,015,855	$38,706,067

1	Fair value: $6,180,704 and $6,744,289 as of March 31, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)
	For the Three Months Ended 03/31
	2011	2010
INTEREST INCOME:
Interest-bearing deposits	$34	$31
Federal funds sold	1,059	1,017
Trading securities	22,209	23,037
Held-to-maturity securities	28,946	41,003
Advances	41,864	49,410
Prepayment fees on terminated advances	788	369
Mortgage loans held for sale	1,547	0
Mortgage loans held for portfolio	46,358	41,644
Overnight loans to other Federal Home Loan Banks	1	1
Other	606	705
Total interest income	143,412	157,217

INTEREST EXPENSE:
Deposits	613	544
Consolidated obligations:
Discount notes	4,574	3,634
Bonds	78,596	89,798
Overnight loans from other Federal Home Loan Banks	1	0
Mandatorily redeemable capital stock (Note 12)	54	62
Other	143	232
Total interest expense	83,981	94,270

NET INTEREST INCOME	59,431	62,947
Provision for credit losses on mortgage loans (Note 6)	565	759
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	58,866	62,188

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(1,303)	(16,088)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	(430)	14,656
Net other-than-temporary impairment losses on held-to-maturity securities	(1,733)	(1,432)
Net gain (loss) on trading securities (Note 3)	(16,369)	3,325
Net gain (loss) on derivatives and hedging activities (Note 7)	2,977	(85,383)
Service fees	1,273	1,326
Standby bond purchase agreement commitment fees (Note 15)	997	773
Other	170	72
Total other income (loss)	(12,685)	(81,319)

OTHER EXPENSES:
Compensation and benefits	6,899	6,004
Other operating	3,539	3,042
Finance Agency	1,489	421
Office of Finance	747	591
Other	669	401
Total other expenses	13,343	10,459

INCOME (LOSS) BEFORE ASSESSMENTS	32,838	(29,590)

Affordable Housing Program (Note 10)	2,686	0
REFCORP (Note 11)	6,030	0
Total assessments	8,716	0

NET INCOME (LOSS)	$24,122	$(29,590)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2011 AND 2010 – Unaudited
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	2	289	339	33,886			34,175
Comprehensive income (loss):					(29,590)
Net income (loss)
Other comprehensive income loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(15,953)
Reclassification of non-credit portion included in net income						1,297
Accretion of non-credit portion						333
Defined benefit pension plan:
Amortization of prior service cost						(1)
Amortization of net loss						45
Total comprehensive income (loss)							(43,869)
Net reclassification of shares to mandatorily redeemable capital stock			(205)	(20,446)			(20,446)
Dividends on capital stock (Class A – 0.8%, Class B – 3.0%):
Cash payment					(84)		(84)
Stock issued			103	10,263	(10,263)		0
BALANCE – MARCH 31, 2010	2,938	$293,843	13,328	$1,332,845	$315,138	$(26,140)	$1,915,686
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED MARCH 31, 2011 AND 2010 – Unaudited (continued)
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	$351,754	$(22,672)	$1,783,478
Proceeds from issuance of capital stock	6	567	105	10,475			11,042
Repurchase/redemption of capital stock			(19)	(1,875)			(1,875)
Comprehensive income (loss):
Net income (loss)					24,122
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(877)
Reclassification of non-credit portion included in net income						1,307
Accretion of non-credit portion						1,222
Defined benefit pension plan:
Amortization of net loss						89
Total comprehensive income (loss)							25,863
Net reclassification of shares to mandatorily redeemable capital stock	(683)	(68,302)	(98)	(9,816)			(78,118)
Net transfer of shares between Class A and Class B	755	75,526	(755)	(75,526)			0
Dividends on capital stock (Class A – 0.4%, Class B –3.0%):
Cash payment					(138)		(138)
Stock issued			65	6,526	(6,526)		0
BALANCE – MARCH 31, 2011	6,012	$601,177	7,908	$790,794	$369,212	$(20,931)	$1,740,252
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)
	For the Three Months Ended 03/31
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,122	$(29,590)

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(9,362)	(2,011)
Concessions on consolidated obligation bonds	1,183	3,412
Premiums and discounts on investments, net	(791)	(623)
Premiums and discounts on advances, net	(12,445)	(3,719)
Premiums, discounts and deferred loan costs on mortgage loans, net	1,624	440
Fair value adjustments on hedged assets or liabilities	11,603	3,787
Premises, software and equipment	720	1,034
Other	89	44
Provision for credit losses on mortgage loans	565	759
Non-cash interest on mandatorily redeemable capital stock	52	62
Net other-than-temporary impairment losses on held-to-maturity securities	1,733	1,432
Net realized (gain) loss on disposals of premises, software and equipment	(4)	19
Other (gains) losses	21	(6)
Net (gain) loss on trading securities	16,369	(3,325)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	8,580	(4,415)
(Increase) decrease in accrued interest receivable	13,821	14,768
Change in net accrued interest included in derivative assets	(13,809)	(19,202)
(Increase) decrease in other assets	(940)	(456)
Increase (decrease) in accrued interest payable	(7,351)	1,635
Change in net accrued interest included in derivative liabilities	(1,869)	(6,885)
Increase (decrease) in Affordable Housing Program liability	(1,501)	(2,073)
Increase (decrease) in REFCORP liability	(1,984)	(11,556)
Increase (decrease) in other liabilities	456	734
Total adjustments	6,760	(26,145)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,882	(55,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	24,997	33,884
Net (increase) decrease in Federal funds sold	(1,189,000)	(1,003,000)
Net (increase) decrease in short-term trading securities	(410,238)	2,254,368
Proceeds from sale of trading securities	187,555	0
Proceeds from maturities of and principal repayments on long-term trading securities	130,221	40,321
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	572,970	772,110
Purchases of long-term held-to-maturity securities	0	(2,175,111)
Principal collected on advances	8,072,881	8,756,732
Advances made	(6,559,337)	(8,685,333)
Principal collected on mortgage loans	214,064	117,888
Purchase or origination of mortgage loans	(406,805)	(149,943)
Proceeds from sale of foreclosed assets	2,760	1,699
Principal collected on other loans made	421	394
Proceeds from sale of premises, software and equipment	11	39
Purchases of premises, software and equipment	(198)	(479)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	640,302	(36,431)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued) – Unaudited
(In thousands)
	For the Three Months Ended 03/31
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$761,275	$737,948
Net proceeds from issuance of consolidated obligations:
Discount notes	22,960,017	30,061,103
Bonds	1,474,912	4,778,630
Payments for maturing and retired consolidated obligations:
Discount notes	(24,105,030)	(27,021,921)
Bonds	(1,628,700)	(8,889,655)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	0	75
Net interest payments received (paid) for financing derivatives	(25,760)	(33,991)
Proceeds from issuance of capital stock	11,042	34,175
Payments for repurchase/redemption of capital stock	(1,875)	0
Payments for repurchase of mandatorily redeemable capital stock	(80,854)	(25,984)
Cash dividends paid	(138)	(84)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(640,111)	(364,704)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,073	(456,870)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260	494,553
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,333	$37,683

Supplemental disclosures:
Interest paid	$96,819	$103,615

Affordable Housing Program payments	$4,237	$2,124

REFCORP payments	$8,014	$11,556

Net transfers of mortgage loans to real estate owned	$1,343	$1,395

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
March 31, 2011

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2010. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 24, 2011 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

▪
Portfolio segment represents the level at which the FHLBank develops and documents a systematic method for determining the allowance for credit losses. This guidance requires the FHLBank to expand its disclosures by portfolio segment to include: (1) a description of the FHLBank’s accounting policies and methodology used to estimate the allowance for credit loss and charging off of uncollectible financing receivables; (2) a roll-forward of the allowance for credit losses; (3) disclosures quantifying the effects of changes in the method of estimating the allowance for credit loss; (4) disclosure of the amount of significant purchases and sales of financing receivables during each reporting period; (5) disclosure of the balance of the allowance for credit loss by impairment method at the end of each period; and (6) the recorded investment in financing receivables at the end of each period related to each balance in the allowance for credit loss disaggregated on the basis of impairment method.

▪
Class of financing receivable represents a subset of the portfolio segment that is determined on the basis of initial measurement attribute, risk characteristics and the FHLBank’s method of monitoring and assessing credit risk. In addition to the portfolio disclosures, the guidance will require the FHLBank to provide disclosures by class of financing receivable that include: (1) the recorded investment in impaired loans and the amount of recorded investment in which there is a related allowance for credit losses determined on an individual loan impairment basis; (2) the recorded investment in impaired loans for which there is no related allowance for credit losses determined on an individual loan impairment basis; (3) the total unpaid principal balance (UPB) of the impaired loans along with the FHLBank’s policy for determining which loans are assessed for impairment on an individual loan basis; (4) the factors considered in determining if a loan is impaired; (5) qualitative and quantitative information about troubled debt restructurings; and (6) qualitative and quantitative information related to modified loans that have defaulted within 12 months of the modification.

The disclosure guidance that is applicable to activity that occurs during a reporting period is effective for the first interim or annual period beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank) and the remaining disclosures shall be effective for the first interim or annual period ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). In January 2011, FASB issued an amendment to this accounting guidance which deferred the effective date of disclosures about troubled debt restructurings. The deferral in this amendment was effective upon issuance. In April 2011, FASB issued an additional amendment to this guidance that eliminates the deferral of the disclosures related to troubled debt restructurings and provided expanded guidance of what constitutes a troubled debt restructuring. This amendment is effective for public companies for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank), and will be applied retroactively to the beginning of the annual period of adoption. Measuring impairment on receivables considered impaired under the new guidance will occur prospectively for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank). Receivables considered impaired based on the new guidance that were previously impaired using a pool level assessment will require disclosure in periods after the adoption of this amendment. Comparative disclosures are not required in the period of initial adoption for any previous period presented. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements: In April 2011, the FASB issued guidance that removed the criterion which required the transferor of financial assets to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee to preclude sales accounting for the transfer. In addition, the new guidance removed the collateral maintenance implementation guidance from the determination of maintaining effective control over the transferred financial assets. This amendment is effective for the first interim or annual period beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank). The guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this guidance is not expected to have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of March 31, 2011 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$2,179,438	$0	$0	$0	$0	$0	$0
Certificates of deposit	2,335,014	0	0	0	0	0	0
U.S. Treasuries	93,320	0	0	0	0	0	0
FHLBank1 obligations	119,942	0	0	0	0	0	0
Fannie Mae2 obligations	393,479	0	0	0	0	0	0
Freddie Mac2 obligations	879,065	0	0	0	0	0	0
State or local housing agency obligations	0	95,183	0	95,183	10	10,109	85,084
Subtotal	6,000,258	95,183	0	95,183	10	10,109	85,084
Mortgage-backed securities:
Fannie Mae residential2	242,198	2,418,727	0	2,418,727	23,526	2,584	2,439,669
Freddie Mac residential2	166,796	2,554,356	0	2,554,356	22,741	2,145	2,574,952
Ginnie Mae residential3	1,494	21,322	0	21,322	1,349	5	22,666
Private-label mortgage-backed securities:
Residential loans	0	1,057,761	16,987	1,074,748	6,452	66,871	1,014,329
Commercial loans	0	40,001	0	40,001	1,498	0	41,499
Home equity loans	0	1,610	652	2,262	359	159	2,462
Manufactured housing loans	0	44	0	44	0	1	43
Mortgage-backed securities	410,488	6,093,821	17,639	6,111,460	55,925	71,765	6,095,620
TOTAL	$6,410,746	$6,189,004	$17,639	$6,206,643	$55,935	$81,874	$6,180,704

1	See Note 17 for transactions with other FHLBanks.
2
Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) are government sponsored enterprises (GSEs). Both entities were placed into conservatorship by the Federal Housing Finance Agency (Finance Agency) on September 7, 2008 with the Finance Agency named as conservator.

3	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Trading and held-to-maturity securities as of December 31, 2010 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$2,349,565	$0	$0	$0	$0	$0	$0
Certificates of deposit	1,755,013	0	0	0	0	0	0
U.S. Treasuries	282,996	0	0	0	0	0	0
FHLBank1 obligations	120,876	0	0	0	0	0	0
Fannie Mae2 obligations	396,750	0	0	0	0	0	0
Freddie Mac2 obligations	988,097	0	0	0	0	0	0
State or local housing agency obligations	0	99,012	0	99,012	10	12,754	86,268
Subtotal	5,893,297	99,012	0	99,012	10	12,754	86,268
Mortgage-backed securities:
Fannie Mae residential2	259,678	2,635,277	0	2,635,277	26,831	1,256	2,660,852
Freddie Mac residential2	180,430	2,738,943	0	2,738,943	27,799	898	2,765,844
Ginnie Mae residential3	1,534	23,048	0	23,048	1,279	1	24,326
Private-label mortgage-backed securities:
Residential loans	0	1,217,904	18,606	1,236,510	7,881	81,681	1,162,710
Commercial loans	0	40,022	0	40,022	1,800	0	41,822
Home equity loans	0	1,684	685	2,369	289	278	2,380
Manufactured housing loans	0	88	0	88	0	1	87
Mortgage-backed securities	441,642	6,656,966	19,291	6,676,257	65,879	84,115	6,658,021
TOTAL	$6,334,939	$6,755,978	$19,291	$6,775,269	$65,889	$96,869	$6,744,289

1	See Note 17 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of March 31, 2011. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$46,620	$6,068	$12,969	$4,041	$59,589	$10,109
Subtotal	46,620	6,068	12,969	4,041	59,589	10,109
Mortgage-backed securities:
Fannie Mae residential1	177,489	512	372,910	2,072	550,399	2,584
Freddie Mac residential1	131,689	401	314,604	1,744	446,293	2,145
Ginnie Mae residential2	4,908	5	0	0	4,908	5
Private-label mortgage-backed securities:
Residential loans	40,747	207	502,030	66,664	542,777	66,871
Home equity loans	0	0	451	159	451	159
Manufactured housing loans	0	0	43	1	43	1
Mortgage-backed securities	354,833	1,125	1,190,038	70,640	1,544,871	71,765
TOTAL TEMPORARILY IMPAIRED SECURITIES	$401,453	$7,193	$1,203,007	$74,681	$1,604,460	$81,874
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

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

Redemption Terms: The fair values of trading securities and the amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2011 and December 31, 2010 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Trading		Held-to-maturity
	03/31/2011	12/31/2010	03/31/2011			12/31/2010
	Fair Value	Fair Value	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$4,771,539	$4,360,368	$0	$0	$0	$0	$0	$0
Due after one year through five years	444,856	274,798	0	0	0	0	0	0
Due after five years through 10 years	783,863	1,258,131	5,650	5,650	5,608	5,740	5,740	5,742
Due after 10 years	0	0	89,533	89,533	79,476	93,272	93,272	80,526
Subtotal	6,000,258	5,893,297	95,183	95,183	85,084	99,012	99,012	86,268
Mortgage-backed securities	410,488	441,642	6,111,460	6,093,821	6,095,620	6,676,257	6,656,966	6,658,021
TOTAL	$6,410,746	$6,334,939	$6,206,643	$6,189,004	$6,180,704	$6,775,269	$6,755,978	$6,744,289
As of March 31, 2011 and December 31, 2010, 23.2 percent and 25.5 percent, respectively, of the FHLBank’s fixed rate trading securities were swapped to a floating rate.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of March 31, 2011 and December 31, 2010 (in thousands):

	03/31/2011	12/31/2010
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$26,163	$26,637
Variable rate	69,020	72,375
Subtotal	95,183	99,012

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	400	435
Variable rate	5,144	5,409
Collateralized mortgage obligations:
Fixed rate	1,018,356	1,205,791
Variable rate	5,087,560	5,464,622
Subtotal	6,111,460	6,676,257
TOTAL	$6,206,643	$6,775,269

The carrying value of the FHLBank’s MBS included net discounts of $29,512,000, of which $7,597,000 represented credit related impairment discount and $17,639,000 represented non-credit related impairment discount, as of March 31, 2011. The carrying value of the FHLBank’s MBS included net discounts of $30,507,000, of which $5,938,000 represented credit related impairment discount and $19,291,000 represented non-credit related impairment discount, as of December 31, 2010. No premiums or discounts were recorded on other held-to-maturity securities as of March 31, 2011 and December 31, 2010.

Gains and Losses: Net realized and unrealized gains (losses) on trading securities during the three-month periods ended March 31, 2011 and 2010 were as follows (in thousands):

	Three-month Period Ended
	03/31/2011	03/31/2010
Net unrealized gains (losses) on trading securities held at March 31, 2011	$(14,080)	$5,014
Net unrealized gains (losses) on trading securities sold or matured prior to March 31, 2011	(2,289)	(1,689)
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$(16,369)	$3,325

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

For state and local housing agency obligations, the FHLBank has determined that, as of March 31, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

For Agency mortgage-backed securities (MBS), the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of March 31, 2011, all of the gross unrealized losses on its Agency MBS are temporary.

The FHLBanks’ OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks, has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS. To support consistency among the FHLBanks, FHLBank Topeka completed its OTTI analysis primarily based upon cash flow analysis prepared by FHLBank of San Francisco on behalf of FHLBank Topeka using key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit and manufactured housing loans were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank utilizing other methodologies.

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of March 31, 2011, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

An OTTI cash flow analysis is run by the FHLBank of San Francisco for each of the FHLBank’s remaining private-label MBS using the FHLBank System’s common platform and agreed-upon assumptions. For certain private-label MBS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 10 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the 3- to 9-month period beginning January 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

As a result of these security-level evaluations, the projected cash flows as of March 31, 2011 on 16 private-label MBS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. On all of these securities, the evaluation also resulted in credit losses recognized in earnings because the present value of the expected cash flows was less than the amortized cost. An additional security that had been previously identified as other-than-temporarily impaired has had improvements in its cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of this security and to amortize the entire OTTI balance through to maturity. The 17 securities on which OTTI charges have been recorded included 10 private-label MBS that were initially identified as other-than-temporarily impaired prior to 2011 and 7 private-label MBS that were first identified as other-than-temporarily impaired in the first quarter of 2011. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in other comprehensive income (OCI) is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the 17 OTTI securities.

For those securities for which an OTTI was determined to have occurred as of March 31, 2011 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2005	5.3%	4.9-5.8%	18.0%	10.4-22.9%	31.3%	27.4-36.8%	4.2%	2.9-4.8%

Alt-A:
2005	9.3	8.0-9.7	24.4	14.4-63.0	43.3	42.3-43.5	6.7	3.1-20.7

TOTAL	6.6%	4.9-9.7%	20.2%	10.4-63.0%	35.3%	27.4-43.5%	5.1%	2.9-20.7%

For the 10 private-label securities on which OTTI charges were recognized during the three-month period ended March 31, 2011, the FHLBank’s reported balances as of March 31, 2011 are as follows (in thousands):
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$75,951	$74,824	$73,885	$74,172
Alt-A	37,889	33,610	19,645	21,530
TOTAL	$113,840	$108,434	$93,530	$95,702

For the 17 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of March 31, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$83,531	$82,344	$80,483	$81,554
Alt-A	40,574	36,295	21,169	23,186
Total private-label residential MBS	124,105	118,639	101,652	104,740

Home equity loans:
Subprime	4,785	2,262	1,610	2,462

TOTAL	$128,890	$120,901	$103,262	$107,202

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three-month periods ended March 31, 2011 and 2010 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month Period Ended
	03/31/2011			03/31/2010
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$544	$759	$1,303	$123	$386	$509
Alt-A	1,189	(1,189)	0	583	14,996	15,579
Total private-label residential MBS	1,733	(430)	1,303	706	15,382	16,088

Home equity loans:
Subprime	0	0	0	726	(726)	0

TOTAL	$1,733	$(430)	$1,303	$1,432	$14,656	$16,088

The following table presents a roll-forward of OTTI activity for the three-month periods ended March 31, 2011 and 2010 related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in OCI (in thousands):

	Three-month Period Ended
	03/31/2011			03/31/2010
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period	$5,938	$19,291	$25,229	$2,034	$9,719	$11,753
Additional charge on securities for which OTTI was not previously recognized1	426	877	1,303	135	15,953	16,088
Reclassification adjustment of non-credit portion of OTTI included in net income	1,307	(1,307)	0	1,297	(1,297)	0
Amortization of credit component of OTTI2	(74)	0	(74)	(326)	0	(326)
Accretion of OTTI related to all other factors	0	(1,222)	(1,222)	0	(333)	(333)
Balance, end of period	$7,597	$17,639	$25,236	$3,140	$24,042	$27,182
__________
1
For the three-month period ended March 31, 2011, securities previously impaired represent all securities that were impaired prior to January 1, 2011. For the three-month period ended March 31, 2010, securities previously impaired represent all securities that were impaired prior to January 1, 2010.

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

The fair value of a portion of the FHLBank’s held-to-maturity securities portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance types with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of March 31, 2011 and December 31, 2010, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.01 percent. The following table presents advances summarized by year of contractual maturity as of March 31, 2011 and December 31, 2010 (in thousands):

	03/31/2011		12/31/2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$2,153,340	2.33%	$2,920,522	1.70%
Due after one year through two years	1,366,800	2.85	1,525,657	2.79
Due after two years through three years	1,847,401	2.72	1,747,226	2.89
Due after three years through four years	1,743,404	2.78	1,407,668	3.53
Due after four years through five years	1,435,951	2.56	1,639,026	1.98
Thereafter	8,863,236	1.77	9,683,160	1.78
Total par value	17,410,132	2.19%	18,923,259	2.10%
Discounts	(36,057)		(48,084)
Hedging adjustments1	404,808		493,154
TOTAL	$17,778,883		$19,368,329
_________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2011 and December 31, 2010 include callable advances totaling $6,870,827,000 and $7,044,658,000, respectively. Of these callable advances, there were $6,852,704,000 and $7,026,484,000 of variable rate advances as of March 31, 2011 and December 31, 2010, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of March 31, 2011 and December 31, 2010, the FHLBank had convertible advances outstanding totaling $3,138,182,000 and $3,560,332,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of March 31, 2011 and December 31, 2010 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	03/31/2011	12/31/2010	03/31/2011	12/31/2010
Due in one year or less	$8,737,886	$9,685,703	$4,578,396	$5,690,629
Due after one year through two years	1,165,085	1,243,941	1,147,950	1,331,857
Due after two years through three years	1,429,751	1,479,576	1,989,652	1,798,151
Due after three years through four years	1,224,551	1,293,831	1,705,904	1,361,793
Due after four years through five years	958,121	1,025,527	1,227,851	1,275,926
Thereafter	3,894,738	4,194,681	6,760,379	7,464,903
TOTAL PAR VALUE	$17,410,132	$18,923,259	$17,410,132	$18,923,259

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2011 and December 31, 2010 (in thousands):

Par Value of Advances	03/31/2011	12/31/2010
Fixed rate:
Due in one year or less	$1,452,368	$1,479,588
Due after one year	8,439,089	9,034,433
Total fixed rate	9,891,457	10,514,021
Variable rate
Due in one year or less	700,972	1,440,934
Due after one year	6,817,703	6,968,304
Total variable rate	7,518,675	8,409,238
TOTAL PAR VALUE	$17,410,132	$18,923,259

As of March 31, 2011 and December 31, 2010, 71.3 percent and 70.5 percent, respectively, of the FHLBank’s fixed rate advances were swapped to a floating rate.

NOTE 5 – MORTGAGE LOANS

The Mortgage Partnership Finance (MPF) Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. These mortgage loans are government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) loans and conventional residential loans credit-enhanced by PFIs. Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Sale: On December 31, 2010, the FHLBank transferred mortgage loans held for portfolio to held for sale based on its intent to sell specifically identified mortgage loans. All of these loans were classified as conventional mortgage loans. The following table presents information as of March 31, 2011 and December 31, 2010 on mortgage loans held for sale (in thousands):

	03/31/2011	12/31/2010
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$15,556	$16,730
Fixed rate, long-term, single-family mortgages	94,633	103,845
Total unpaid principal balance	110,189	120,575
Premiums	345	389
Discounts	(220)	(241)
Hedging adjustments2	(100)	(113)
Total before fair value adjustments	110,214	120,610
Fair value adjustments	(85)	(85)
MORTGAGE LOANS HELD FOR SALE	$110,129	$120,525

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

On May 6, 2011, all mortgage loans held for sale were sold and as a result, a net gain was recorded in the second quarter of 2011.

Mortgage Loans Held for Portfolio: The following table presents information as of March 31, 2011 and December 31, 2010 on mortgage loans held for portfolio (in thousands):

	03/31/2011	12/31/2010
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$1,238,210	$1,181,982
Fixed rate, long-term, single-family mortgages	3,093,902	2,952,556
Total unpaid principal balance	4,332,112	4,134,538
Premiums	46,566	43,974
Discounts	(8,029)	(7,497)
Deferred loan costs, net	2,550	2,514
Hedging adjustments2	900	2,288
Total before Allowance for Credit Losses on Mortgage Loans	4,374,099	4,175,817
Allowance for Credit Losses on Mortgage Loans	(3,099)	(2,911)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$4,371,000	$4,172,906

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of March 31, 2011 and December 31, 2010 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

	03/31/2011	12/31/2010
Conventional loans	$3,847,317	$3,666,532
Government-guaranteed or insured loans	484,795	468,006
TOTAL UNPAID PRINCIPAL BALANCE	$4,332,112	$4,134,538

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of March 31, 2011 and December 31, 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2011 and December 31, 2010, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three-month periods ended March 31, 2011 and 2010.

Based upon the collateral held as security, its credit extension, and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank has not recorded any allowance for credit losses as of March 31, 2011 and December 31, 2010. As of March 31, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 15.

Mortgage Loans – Government-guaranteed or Insured: The FHLBank invests in government-guaranteed or insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by FHA, VA, RHS and/or HUD. The servicer provides and maintains insurance or a guaranty from the applicable government agency. Additionally, the servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted mortgage government loans. Any losses incurred on such loans that are not recovered from issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. Based on the FHLBank’s assessment of its servicers, it did not establish an allowance for credit losses on government-guaranteed or insured mortgage loans.

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

The FHLBank’s allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally factors in the primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and credit enhancement (CE) amount. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the FHLBank’s allowance for loan losses. In such cases, a receivable is established to reflect the expected recovery from CE fees.

For conventional mortgage loans, credit losses that are not paid by PMI are allocated to the FHLBank up to an agreed upon amount, referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. As of March 31, 2011 and December 31, 2010, the FHLBank’s exposure under the FLA, excluding amounts that may be recovered through performance-based CE fees was $21,607,000 and $20,938,000, respectively. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. CE fees totaled $832,000 and $532,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

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

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no CE from a participating financial institution (PFI) to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The FHLBank applies an appropriate loss severity rate, which is used to estimate the fair value of the collateral. The resulting incurred loss is equal to the carrying value of the loan less the estimated fair value of the collateral less estimated selling costs.

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

Rollforward of Allowance for Credit Losses: As of March 31, 2011, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a rollforward of the allowance for credit losses for the three-month period ended March 31, 2011 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2011 (in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$2,911	$0	$0	$0	$2,911
Charge-offs	(377)	0	0	0	(377)
Provision for credit losses	565	0	0	0	565
Balance, end of period	$3,099	$0	$0	$0	$3,099

Ending allowance balance, individually evaluated for impairment	$0	$0	$0	$0	$0
Ending allowance balance, collectively evaluated for impairment	$3,099	$0	$0	$0	$3,099

Recorded investment1, end of period:
Individually evaluated for impairment2	$0	$0	$17,438,565	$28,699	$17,467,264
Collectively evaluated for impairment	$3,906,206	$493,853	$0	$0	$4,400,059
____________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans held for portfolio for the three-month period ended March 31, 2010 (in thousands):

Allowance for Credit Losses	Three-month Period Ended 03/31/2010
Balance, beginning of period	$1,897
Charge-offs	(103)
Provision for credit losses	759
Balance, end of period	$2,553

Credit Quality Indicators: The FHLBank’s key credit quality indicators include: (1) past due loans; (2) nonaccrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used, either on an individual or pool basis, to determine the allowance for credit losses.

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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2011 (dollar amounts in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$30,702	$14,712	$0	$0	$45,414
Past due 60-89 days delinquent	10,436	3,924	0	0	14,360
Past due 90 days or more delinquent	24,636	9,731	0	0	34,367
Total past due	65,774	28,367	0	0	94,141
Total current loans	3,840,432	465,486	17,438,565	28,699	21,773,182
Total recorded investment	$3,906,206	$493,853	$17,438,565	$28,699	$21,867,323

Other delinquency statistics:
In process of foreclosure, included above2	$14,091	$3,024	$0	$0	$17,115
Serious delinquency rate3	0.6%	2.0%	0%	0%	0.2%
Past due 90 days or more still accruing interest	$0	$9,731	$0	$0	$9,731
Loans on non-accrual status	$27,842	$0	$0	$0	$27,842
Troubled debt restructurings4	$218	$0	$0	$0	$218
____________
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

3	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.
4
Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2010 (in thousands):

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
____________
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

3	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.
4
Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The FHLBank had $4,902,000 and $4,498,000 classified as real estate owned in other assets as of March 31, 2011 and December 31, 2010, respectively.

Purchases, Sales and Reclassifications: During the three-month period ended March 31, 2011, the FHLBank had no significant purchases or sales of financing receivables. Additionally, no financing receivables were reclassified to held for sale.

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
▪
As an economic hedge to manage certain defined risks in the course of its balance sheet. These hedges are primarily used to manage mismatches between the coupon features of its assets and liabilities. For example, the FHLBank may use interest rate exchange agreements in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities; and

▪
As an intermediary hedge to meet the asset/liability management needs of its members. The FHLBank acts as an intermediary by entering into interest-rate exchange agreements with its members and offsetting interest-rate exchange agreements with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to an FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk applicable to a single counterparty was $40,706,000 and $29,783,000 as of March 31, 2011 and December 31, 2010, respectively. The counterparty was different each period.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	03/31/2011	12/31/2010
Total net exposure at fair value1	$102,211	$90,155
Cash collateral held	(74,839)	(64,090)
Net positive exposure after cash collateral	27,372	26,065
Other collateral2	(2,503)	(2,952)
NET EXPOSURE AFTER COLLATERAL	$24,869	$23,113
__________
1	Includes net accrued interest receivable of $25,060,000 and $11,251,000 as of March 31, 2011 and December 31, 2010, respectively.
2
Collateral held with respect to derivatives with members, which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of March 31, 2011 and December 31, 2010 was $313,641,000 and $352,908,000, respectively, for which the FHLBank has posted collateral with a fair value of $74,411,000 and $99,468,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $119,440,000 and $133,350,000 of collateral to its derivative counterparties as of March 31, 2011 and December 31, 2010. Although Standard & Poor’s revised their outlook for the FHLBank to negative from stable in April 2011, the FHLBank’s credit rating has not changed in the previous 12 months.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2011 (in thousands):

	03/31/2011
	Asset Positions		Liability Positions		Derivative Assets		Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$7,367,481	$280,816	$9,450,309	$(457,330)	$6,708,113	$96,942	$10,109,677	$(273,456)
Interest rate caps/floors	30,000	454	219,000	(2,109)	97,000	(998)	152,000	(657)
Total fair value hedges	7,397,481	281,270	9,669,309	(459,439)	6,805,113	95,944	10,261,677	(274,113)

Economic hedges:
Interest rate swaps	1,725,000	5,120	1,844,820	(155,749)	1,230,000	(40,600)	2,339,820	(110,029)
Interest rate caps/floors	7,129,533	117,019	395,000	(738)	3,819,300	46,518	3,705,233	69,763
Mortgage delivery commitments	56,215	349	34,802	(105)	56,215	349	34,802	(105)
Total economic hedges	8,910,748	122,488	2,274,622	(156,592)	5,105,515	6,267	6,079,855	(40,371)

TOTAL	$16,308,229	$403,758	$11,943,931	$(616,031)	$11,910,628	$102,211	$16,341,532	$(314,484)

Total derivative fair value						$102,211		$(314,484)
Fair value of cash collateral delivered to counterparties						0		74,411
Fair value of cash collateral received from counterparties						(74,839)		0
NET DERIVATIVE FAIR VALUE						$27,372		$(240,073)

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2010 (in thousands):

	12/31/2010
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

For the three-month periods ended March 31, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended
	03/31/2011	03/31/2010
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$2,950	$913
Interest rate caps/floors	(57)	(32)
Total net gain (loss) related to fair value hedge ineffectiveness	2,893	881

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	18,908	(12,535)
Interest rate caps/floors	(7,593)	(58,094)
Net interest settlements	(11,370)	(16,836)
Mortgage delivery commitments	148	1,208
Intermediary transactions:
Interest rate swaps	(9)	(10)
Interest rate caps/floors	0	3
Total net gain (loss) related to derivatives not designated as hedging instruments	84	(86,264)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$2,977	$(85,383)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended March 31, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	03/31/2011				03/31/2010
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$76,216	$(75,607)	$609	$(67,436)	$(28,109)	$27,610	$(499)	$(81,356)
Consolidated obligation bonds	(55,558)	57,955	2,397	53,562	56,558	(55,143)	1,415	88,730
Consolidated obligation discount notes	(682)	569	(113)	839	(42)	7	(35)	42
TOTAL	$19,976	$(17,083)	$2,893	$(13,035)	$28,407	$(27,526)	$881	$7,416
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three-month periods ended March 31, 2011 and 2010 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2011, no amounts relating to hedging activities remain in accumulated OCI.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing deposits” on its Statements of Condition. The following table details the types of deposits held by the FHLBank as of March 31, 2011 and December 31, 2010 (in thousands):

	03/31/2011	12/31/2010
Interest-bearing:
Demand	$195,763	$149,304
Overnight	1,744,200	980,600
Term	0	47,200
Total interest-bearing	1,939,963	1,177,104

Non-interest-bearing:
Demand	435	151
Other	20,079	32,697
Total non-interest-bearing	20,514	32,848
TOTAL DEPOSITS	$1,960,477	$1,209,952

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2011 and December 31, 2010 (in thousands):

	03/31/2011		12/31/2010
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,398,620	1.49%	$5,880,320	1.91%
Due after one year through two years	2,426,300	2.40	3,622,300	1.63
Due after two years through three years	2,392,000	2.73	2,699,000	2.70
Due after three years through four years	1,474,000	3.07	1,452,500	2.96
Due after four years through five years	1,260,500	2.11	883,000	2.51
Thereafter	7,182,000	3.74	6,755,500	3.64
Total par value	21,133,420	2.65%	21,292,620	2.61%
Premium	49,045		52,342
Discount	(9,427)		(10,321)
Hedging adjustments1	129,133		186,794
TOTAL	$21,302,171		$21,521,435
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

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2011 and December 31, 2010 includes callable bonds totaling $8,422,000,000 and $7,655,500,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and MPF mortgage loans (Note 5). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2011 and December 31, 2010 (in thousands):

Year of Maturity or Next Call Date	03/31/2011	12/31/2010
Due in one year or less	$13,048,620	$11,723,820
Due after one year through two years	3,638,300	4,624,300
Due after two years through three years	2,313,000	2,770,000
Due after three years through four years	744,000	722,500
Due after four years through five years	193,500	236,000
Thereafter	1,196,000	1,216,000
TOTAL PAR VALUE	$21,133,420	$21,292,620

The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2011 and December 31, 2010 (in thousands):

	03/31/2011	12/31/2010
Par value of consolidated obligation bonds:
Fixed rate	$13,920,420	$14,586,120
Variable rate	3,683,500	3,713,500
Step ups	2,998,000	2,773,000
Range bonds	531,500	220,000
TOTAL PAR VALUE	$21,133,420	$21,292,620

As of March 31, 2011 and December 31, 2010, 41.1 percent and 44.0 percent, respectively, of the FHLBank’s fixed rate consolidated bonds were swapped to a floating rate, and 77.5 percent and 75.0 percent, respectively, of the FHLBank’s variable rate consolidated bonds were swapped to a different variable rate index.

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
March 31, 2011	$12,558,285	$12,560,242	0.14%

December 31, 2010	$13,704,542	$13,706,746	0.16%

As of March 31, 2011 and December 31, 2010, 4.9 percent and 7.2 percent, respectively, of the FHLBank’s fixed rate consolidated discount notes were swapped to a floating rate.

NOTE 10 – AFFORDABLE HOUSING PROGRAM

The Federal Home Loan Bank Act of 1932 (Bank Act), as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after the assessment for the Resolution Funding Corporation (REFCORP). For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. The requirement to add back interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment is discussed in Note 11.

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

The following table details the change in the AHP liability for the three-month periods ended March 31, 2011 and March 31, 2010 (in thousands):

	Three-month Period Ended
	03/31/2011	03/31/2010
Appropriated and reserved AHP funds as of the beginning of the period	$39,226	$44,117
AHP set aside based on current year income	2,686	0
Direct grants disbursed	(4,237)	(2,124)
Recaptured funds1	50	51
Appropriated and reserved AHP funds as of the end of the period	$37,725	$42,044

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

NOTE 11 – RESOLUTION FUNDING CORPORATION

Each FHLBank is required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 10. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its interest expense related to mandatorily redeemable capital stock and net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end and levies the assessments to the FHLBanks for the quarter.

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

The following table details the change in the REFCORP liability for the three-month periods ended March 31, 2011 and 2010 (in thousands):

	Three-month Period Ended
	03/31/2011	03/31/2010
REFCORP obligation as of the beginning of the period	$8,014	$11,556
REFCORP assessments	6,030	0
REFCORP payments	(8,014)	(11,556)
REFCORP obligation as of the end of the period	$6,030	$0

NOTE 12 – CAPITAL

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2011 and December 31, 2010 (in thousands):
	03/31/2011		12/31/2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$273,884	$1,165,591	$268,569	$1,218,503
Total capital-to-asset ratio	4.0%	4.7%	4.0%	4.7%
Total capital	$1,520,634	$1,778,049	$1,548,243	$1,825,700
Leverage capital ratio	5.0%	6.2%	5.0%	6.3%
Leverage capital	$1,900,793	$2,360,845	$1,935,303	$2,434,951
Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” for the three-month periods ended March 31, 2011 and 2010 (in thousands):
	Three-month Period Ended
	03/31/2011	03/31/2010
Balance as of the beginning of period	$19,550	$22,437
Capital stock subject to mandatory redemption reclassified from equity during the period	78,118	20,446
Redemption or repurchase of mandatorily redeemable capital stock during the period	(80,854)	(25,984)
Stock dividend classified as mandatorily redeemable capital stock during the period	52	62
Balance as of the end of period	$16,866	$16,961

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2011 and December 31, 2010 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	03/31/2011	12/31/2010
Year 1	$1,004	$2,396
Year 2	0	1
Year 3	2,777	0
Year 4	1	2,779
Year 5	2,800	2,950
Past contractual redemption date due to remaining activity1	10,284	11,424
TOTAL	$16,866	$19,550
__________
1
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

NOTE 13 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation and a defined benefit component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three-month periods ended March 31, 2011 and 2010, were (in thousands):

	Three-month Period Ended
	03/31/2011	03/31/2010
Service cost	$106	$66
Interest cost	118	98
Amortization of prior service cost	0	(1)
Amortization of net loss	89	45
NET PERIODIC POSTRETIREMENT BENEFIT COST	$313	$208

NOTE 14 – FAIR VALUES

The FHLBank determines fair values using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of March 31, 2011 and December 31, 2010. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of March 31, 2011 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$31,333	$0	$31,333

Interest-bearing deposits	78	0	78

Federal funds sold	2,944,000	0	2,944,000

Trading securities	6,410,746	0	6,410,746

Held-to-maturity securities	6,189,004	(8,300)	6,180,704

Advances	17,778,883	109,268	17,888,151

Mortgage loans held for sale	110,129	8,414	118,543

Mortgage loans held for portfolio, net of allowance	4,371,000	113,635	4,484,635

Accrued interest receivable	79,528	0	79,528

Derivative assets	27,372	0	27,372

Liabilities:
Deposits	1,960,477	0	1,960,477

Consolidated obligation discount notes	12,558,285	3,164	12,555,121

Consolidated obligation bonds	21,302,171	(95,243)	21,397,414

Mandatorily redeemable capital stock	16,866	0	16,866

Accrued interest payable	121,200	0	121,200

Derivative liabilities	240,073	0	240,073

Other Asset (Liability):
Standby letters of credit	(1,403)	0	(1,403)

Standby bond purchase agreements	12	2,841	2,853

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

Investment securities – non-MBS: The fair values of non-MBS investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models. The significant input associated with all classes of non-MBS investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS investment security class as of March 31, 2011:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	-1.6 to -4.3 basis points
Commercial paper	LIBOR swap	-3.6 to -5.1 basis points

For non-MBS long-term securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its non-MBS long-term securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used. If three prices are received, the middle price is used. If two prices are received, the average of the two prices is used. If one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2011, vendor prices were received for substantially all of the FHLBank’s non-MBS long-term holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value.

Investment securities – MBS: For MBS securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark tranche yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its MBS using the same formula described above for non-MBS long-term securities. As of March 31, 2011, vendor prices were received for substantially all of the FHLBank’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for certain private-label MBS, the non-recurring fair value measurements for OTTI securities as of March 31, 2011 fell within Level 3 of the fair value hierarchy.

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

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of March 31, 2011 and December 31, 2010.

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

The discounted cash flow model uses an income approach based on market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
▪	Interest-rate related derivatives:
•	LIBOR swap curve;
•	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and
•	Prepayment assumptions.
▪	Mortgage delivery commitments:
•	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis for which the fair value classification changed during the three-months ended March 31, 2011.

Fair Value on a Recurring Basis: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of March 31, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,179,438	$0	$2,179,438	$0	$0
Certificates of deposit	2,335,014	0	2,335,014	0	0
U.S. Treasuries	93,320	0	93,320	0	0
FHLBank1 obligations	119,942	0	119,942	0	0
Fannie Mae2 obligations	393,479	0	393,479	0	0
Freddie Mac2 obligations	879,065	0	879,065	0	0
Subtotal	6,000,258	0	6,000,258	0	0
Mortgage-backed securities:
Fannie Mae residential2	242,198	0	242,198	0	0
Freddie Mac residential2	166,796	0	166,796	0	0
Ginnie Mae residential3	1,494	0	1,494	0	0
Mortgage-backed securities	410,488	0	410,488	0	0
Trading securities	6,410,746	0	6,410,746	0	0

Derivative fair value:
Interest-rate related	101,862	0	76,802	0	25,060
Mortgage delivery commitments	349	0	349	0	0
Subtotal	102,211	0	77,151	0	25,060
Net cash collateral (received) delivered	(74,839)	0	0	0	(74,839)
Derivative assets	27,372	0	77,151	0	(49,779)

TOTAL ASSETS MEASURED AT FAIR VALUE	$6,438,118	$0	$6,487,897	$0	$(49,779)

Derivative fair value:
Interest-rate related	$314,379	$0	$312,166	$0	$2,213
Mortgage delivery commitments	105	0	105	0	0
Subtotal	314,484	0	312,271	0	2,213
Net cash collateral received (delivered)	(74,411)	0	0	0	(74,411)
Derivative liabilities	240,073	0	312,271	0	(72,198)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$240,073	$0	$312,271	$0	$(72,198)
__________
1	See Note 17 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,349,565	$0	$2,349,565	$0	$0
Certificates of deposit	1,755,013	0	1,755,013	0	0
U.S. Treasuries	282,996	0	282,996	0	0
FHLBank1 obligations	120,876	0	120,876	0	0
Fannie Mae2 obligations	396,750	0	396,750	0	0
Freddie Mac2 obligations	988,097	0	988,097	0	0
Subtotal	5,893,297	0	5,893,297	0	0
Mortgage-backed securities:
Fannie Mae2 residential	259,678	0	259,678	0	0
Freddie Mac2 residential	180,430	0	180,430	0	0
Ginnie Mae3 residential	1,534	0	1,534	0	0
Mortgage-backed securities	441,642	0	441,642	0	0
Trading securities	6,334,939	0	6,334,939	0	0

Derivative fair value:
Interest-rate related	89,864	0	78,613	0	11,251
Mortgage delivery commitments	291	0	291	0	0
Subtotal	90,155	0	78,904	0	11,251
Net cash collateral (received) delivered	(64,090)	0	0	0	(64,090)
Derivative assets	26,065	0	78,904	0	(52,839)

TOTAL ASSETS MEASURED AT FAIR VALUE	$6,361,004	$0	$6,413,843	$0	$(52,839)

Derivative fair value:
Interest-rate related	$353,651	$0	$349,569	$0	$4,082
Mortgage delivery commitments	1,524	0	1,524	0	0
Subtotal	355,175	0	351,093	0	4,082
Net cash collateral received (delivered)	(99,468)	0	0	0	(99,468)
Derivative liabilities	255,707	0	351,093	0	(95,386)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$255,707	$0	$351,093	$0	$(95,386)
__________
1	See Note 17 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

Fair Value on a Nonrecurring Basis: The FHLBank measures certain held-to-maturity securities and mortgage loans (including real estate owned) at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents assets by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the three-month period ended March 31, 2011 (in thousands):

	Fair Value Measurements for the Three-month Period Ended 03/31/2011
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1,2:
Private-label residential MBS3	$66,723	$0	$0	$66,723

Real estate owned4	906	0	906	0

TOTAL	$67,629	$0	$906	$66,723
_________
1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	A security will be included in the fair value total each time it is written down, which could be multiple times throughout the time period presented.
3
As of March 31, 2011, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $68,026,000 were written down to a fair value of $66,723,000. These write-downs resulted in OTTI charges of $1,303,000 for the three-month period ended March 31, 2011.

4
During the three-month period ended March 31, 2011, mortgage loans with a book value of $1,193,000 were transferred to real estate owned at a fair value of $906,000 less estimated cost to sell of $90,000, resulting in a $377,000 charge-off to the allowance for credit losses on mortgage loans.

The following table presents assets by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded as of December 31, 2010 (in thousands):

	Fair Value Measurements as of 12/31/2010
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1,2:
Private-label residential MBS3	$50,979	$0	$0	$50,979

Real estate owned4	1,755	0	1,755	0

TOTAL	$52,734	$0	$1,755	$50,979
_________
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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $732,286,807,000 and $761,374,310,000 as of March 31, 2011 and December 31, 2010, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of March 31, 2011, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2011 and December 31, 2010, off-balance sheet commitments were as follows (in thousands):

	03/31/2011			12/31/2010
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total

Standby letters of credit outstanding	$2,580,555	$39,623	$2,620,178	$2,888,880	$60,058	$2,948,938
Commitments for standby bond purchases	579,052	981,041	1,560,093	582,468	981,041	1,563,509
Commitments to fund or purchase mortgage loans	94,321	0	94,321	148,572	0	148,572

Commitments to issue consolidated bonds, at par	135,000	0	135,000	239,000	0	239,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2011, outstanding standby letters of credit had original terms of seven days to 10 years with a final expiration in 2020. As of December 31, 2010, outstanding standby letters of credit had original terms of six days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,403,000 and $1,526,000 as of March 31, 2011 and December 31, 2010, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. The total commitments for bond purchases were with the same two state housing authorities as of March 31, 2011 and December 31, 2010. The FHLBank was not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2011 and 2010.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $244,000 and $(1,233,000) as of March 31, 2011 and December 31, 2010, respectively.

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

NOTE 16 – TRANSACTIONS WITH STOCKHOLDERS AND HOUSING ASSOCIATES

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: There were no members that owned more than 10 percent of outstanding stock as of March 31, 2011. The following tables present information as of December 31, 2010 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

12/31/2010
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$1,000	0.2%	$156,427	18.1%	$157,427	10.7%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2010 are summarized in the following table (in thousands).

	12/31/2010		12/31/2010
Member Name	Outstanding Advances	Percent Of Total	Outstanding Deposits1	Percent of Total
MidFirst Bank	$3,088,000	16.3%	$1,366	0.1%

1	Excludes cash pledged as collateral by derivative counterparties, netted against derivative liabilities, and Member Pass-through Deposit Reserves, classified as non-interest-bearing deposits.

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF program during the three-month period ended March 31, 2010.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of March 31, 2011 and December 31, 2010 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	03/31/2011		12/31/2010
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$126,755	0.7%	$66,798	0.3%

Deposits	$5,108	0.3%	$9,011	0.8%

Class A Common Stock	$9,652	1.6%	$6,610	1.1%
Class B Common Stock	8,375	1.1	3,736	0.4
Total Capital Stock	$18,027	1.3%	$10,346	0.7%

The following table presents mortgage loans funded or acquired during the three-month periods ended March 31, 2011 and 2010 for members that had an officer or director serving on the FHLBank’s board of directors as of March 31, 2011 or 2010 (in thousands). Information is only listed for the three-month period in which the officer or director served on the FHLBank’s board of directors.

Three-month Period Ended
03/31/2011		03/31/2010
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$23,083	5.7%	$4,043	2.7%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three-month periods ended March 31, 2011 and 2010 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended
Business Activity	03/31/2011	03/31/2010
Average overnight interbank loan balances to other FHLBanks1	$2,500	$1,667
Average overnight interbank loan balances from other FHLBanks1	1,889	556
Average deposit balance with FHLBank of Chicago for shared expense transactions2	57	47
Average deposit balance with FHLBank of Chicago for MPF transactions2	24	25
Transaction charges paid to FHLBank of Chicago for transaction service fees3	549	387
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0

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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $1,395,000 and $3,511,000 for the three-month periods ended March 31, 2011 and 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2010. Our MD&A includes the following sections:
▪	Executive Level Overview – a general description of our business and financial highlights;
▪	Financial Market Trends – a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;
▪	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical estimates and assumptions;
▪	Results of Operations – an analysis of material changes in our operating results, including disclosures about the sustainability of our earnings;
▪	Financial Condition – an analysis of material changes in our financial position;
▪	Liquidity and Capital Resources – an analysis of our cash flows and capital position;
▪	Risk Management – a discussion of our risk management strategies;
▪	Recently Issued Accounting Standards; and
▪	Recent Regulatory and Legislative Developments.

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

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	03/31/2011	12/31/2010	09/30/2010	06/30/2010	03/31/2010
Statement of Condition (as of period end):
Total assets	$38,015,855	$38,706,067	$38,001,292	$43,219,994	$42,458,391
Investments1	15,543,828	14,845,941	13,370,975	18,392,870	16,652,463
Advances	17,778,883	19,368,329	20,506,458	21,016,485	22,210,991
Mortgage loans, net2	4,481,129	4,293,431	3,937,391	3,567,489	3,363,446
Total liabilities	36,275,603	36,922,589	36,225,772	41,344,129	40,542,705
Deposits	1,960,477	1,209,952	1,776,269	2,018,038	1,779,805
Consolidated obligation bonds, net3	21,302,171	21,521,435	23,291,703	23,216,506	23,469,731
Consolidated obligation discount notes, net3	12,558,285	13,704,542	10,538,259	15,607,220	14,625,721
Total consolidated obligations, net3	33,860,456	35,225,977	33,829,962	38,823,726	38,095,452
Mandatorily redeemable capital stock	16,866	19,550	25,506	28,227	16,961
Total capital	1,740,252	1,783,478	1,775,520	1,875,865	1,915,686
Capital stock	1,391,971	1,454,396	1,471,004	1,585,393	1,626,688
Retained earnings	369,212	351,754	327,235	314,770	315,138
Accumulated other comprehensive income (loss)	(20,931)	(22,672)	(22,719)	(24,298)	(26,140)

Statement of Income (for the quarterly period ended):
Net interest income	59,431	58,540	57,053	71,336	62,947
Provision for credit losses on mortgage loans	565	421	205	197	759
Other income (loss)	(12,685)	(1,013)	(23,492)	(48,679)	(81,319)
Other expenses	13,343	14,235	10,994	12,402	10,459
Income (loss) before assessments	32,838	42,871	22,362	10,058	(29,590)
Assessments	8,716	11,382	771	0	0
Net income (loss)	24,122	31,489	21,591	10,058	(29,590)

Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash4	138	69	81	82	84
Dividends paid in stock4	6,526	6,901	9,045	10,344	10,263
Class A Stock dividend rate	0.40%	0.40%	0.75%	0.75%	0.75%
Class B Stock dividend rate	3.00%	3.00%	3.00%	3.00%	3.00%
Weighted average dividend rate5	2.76%	2.77%	2.78%	2.87%	2.88%
Dividend payout ratio6	27.63%	22.13%	42.27%	103.66%	N/A
Return on average equity	5.52%	7.04%	4.62%	2.10%	(6.16)%
Return on average assets	0.25%	0.31%	0.21%	0.09%	(0.27)%
Average equity to average assets	4.58%	4.47%	4.53%	4.44%	4.39%
Net interest margin7	0.63%	0.59%	0.56%	0.66%	0.58%
Total capital ratio8	4.58%	4.61%	4.67%	4.34%	4.51%
Regulatory capital ratio9	4.68%	4.72%	4.80%	4.46%	4.61%
Ratio of earnings to fixed charges10	1.39	1.47	1.23	1.10	0.69
__________
1	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $3,099,000, $2,911,000, $2,613,000, $2,536,000 and $2,553,000 as of March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $54,000, $100,000, $125,000, $59,000 and $62,000 as of March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

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

Net income (loss) for the three-month period ended March 31, 2011 was $24.1 million compared to $(29.6) million for the three-month period ended March 31, 2010. The increase was primarily attributable to the following:
▪	$3.5 million decrease in net interest income (decrease income);
▪	$19.7 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$88.4 million increase related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$8.7 million increase in assessments (decrease income).

As indicated above, the majority of the increase in net income for the first quarter of 2011 compared to the same period in 2010 was due to positive market value changes from derivatives and hedging activities that were only partially offset by negative market value changes in trading securities. These items include derivatives (interest rate swaps, caps and floors) and trading securities (Agency debentures, a U.S. Treasury security and variable rate Agency MBS). A majority of the net gains on derivatives and hedging activities in the first quarter 2011 are related to our interest rate swap portfolio, which historically produces gains when interest rates rise and losses when interest rates decline. These gains were partially offset by net market value losses on our interest rate cap portfolio that was purchased to hedge the short cap position embedded in our variable rate mortgage investment portfolio. The positive impact of rising rates on the value of the interest rate cap portfolio was more than offset by a decline in implied price volatility and deterioration in time value during the quarter resulting in these losses. The negative impact of market value changes in trading securities can be primarily attributed to the increase in market interest rates over the period. Tables 8 through 10 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) for the three-month periods ended March 31, 2011 and 2010. Return on average equity (ROE) increased for the three-month period ended March 31, 2011 compared to the same period of 2010 (see Table 1) due to the net positive impact of market value changes on derivatives and hedging activities partially offset by a loss on trading securities.

The significant fluctuations that have occurred in net income (loss) over the past five quarters can also primarily be attributed to market value changes on derivatives and hedging activities, which were partially offset by market value changes on trading securities. Because derivative valuations are sensitive to the general level of interest rates, the instruments’ implied price volatilities and the shape of the interest rate curve, the recorded amounts of derivative gains (losses) have varied considerably as: (1) interest rates have fluctuated (note the longer-term Treasury rates in Table 2); (2) the implied price volatility of certain derivative instruments has varied considerably; and (3) the steepness of the interest rate curves has varied. Similarly, the changes in investment prices caused by changes in interest rates have affected the gains (losses) recorded on trading securities. These fluctuations in other income (loss) have had a significant impact on results of operations and corresponding key ratios.

During the first three months of 2011, total assets declined by approximately 1.8 percent (see Table 11), led by declining advance balances that were partially offset by a net increase in total investments.

Advance balances decreased due to: (1) a reduction in advances by our largest borrower (see Table 13); (2) the prepayment of advances from three member institutions that failed in late 2010; and (3) a general de-leveraging trend among financial institutions. See “Financial Condition – Advances” under this Item 2 for additional discussion.

Our investment securities decreased due to a decline in held-to-maturity securities, which was primarily driven by prepayments in our fixed and variable rate MBS/CMO portfolios. This decrease was partially offset by a slight increase in our trading securities portfolio as we increased our holdings of short-term money market securities. In addition, our Federal funds sold position increased as we maintained high levels of liquidity and sought to achieve desired leverage targets. For further discussion, see “Results of Operations” and “Financial Condition – Investments” under this Item 2.

Additionally, our balance sheet experienced minor compositional changes in liabilities. The composition of consolidated obligation bonds and discount notes changed slightly as the total amount of discount notes decreased as a result of the decrease in total assets, an increase in member deposits and the runoff of some discount notes that were swapped to London Interbank Offered Rate (LIBOR). See “Financial Condition – Consolidated Obligations” under this Item 2 for additional discussion.

Dividend rates for the first quarter of 2011 for Class A Common Stock were lower than dividend rates for the first quarter of 2010, while dividend rates for the first quarter of 2011 for Class B Common Stock were unchanged from dividend rates for the first quarter of 2010. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate (see Table 2) and may not correlate with the amount of net income (loss) during the period because of fluctuations in derivative values and trading securities gains (losses) for the period, which are typically not considered during the determination of dividend rates. However, because the adequacy of retained earnings, as reported in accordance with accounting principles generally accepted in the United States of America (GAAP), is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	03/31/2011 Three-month Average	03/31/2010 Three-month Average	03/31/2011 Ending Rate	12/31/2010 Ending Rate	03/31/2010 Ending Rate
Overnight Federal funds effective/target rate1	0.16%	0.14%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.12	0.10	0.08	0.12	0.16
3-month LIBOR1	0.31	0.26	0.30	0.30	0.29
2-year U.S. Treasury note1	0.68	0.91	0.78	0.60	1.02
5-year U.S. Treasury note1	2.11	2.42	2.20	2.01	2.55
10-year U.S. Treasury note1	3.44	3.70	3.43	3.31	3.83
30-year residential mortgage note rate2	4.89	5.01	4.92	4.85	5.04
__________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the quarterly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its April 27, 2011 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent and continued to state that economic conditions “. . . are likely to warrant exceptionally low levels for the Federal funds rate for an extended period.” The committee noted “. . . the unemployment rate remains elevated, and measures of underlying inflation continue to be somewhat low, relative to levels that the committee judges to be consistent, over the longer run, with its dual mandate.” The committee presented a slightly more cautious outlook compared to its March 15, 2011 assessment, noting that the information received since the March 15, 2011 meeting suggests that the economic recovery “. . . is proceeding at a moderate pace and overall conditions in the labor market are improving gradually.” In its prior statement, the committee noted that information received since the January 2011 meeting showed that the economic recovery was “. . . on a firmer footing . . .” Reflecting this caution, the FOMC reduced its 2011, 2012 and 2013 projections for real gross domestic product. Positively, the FOMC decreased its projections for the unemployment rate in 2011 and 2012. The committee stated that “. . . investment in nonresidential structures is still weak, and the housing sector continues to be depressed.” The committee also sounded a more cautious tone on inflation, noting that price increases in energy and commodities have “. . . pushed up inflation in recent months.” As a result, the FOMC increased its inflation projections for 2011, 2012 and 2013. However, the committee continues to believe the effects of these increases to be “transitory” and noted that “. . . longer-term inflation expectations have remained stable and measures of underlying inflation are still subdued.” The FOMC announced that it would “. . . complete its purchases of $600 billion of longer-term Treasury securities . . .” by June 30, 2011. In its April 2011 announcement, the committee stated that it will “. . . regularly review the size and composition of its securities holdings in light of incoming information and is prepared to adjust those holdings as needed to best foster maximum employment and price stability.” In his subsequent press conference, the FOMC chairman clarified that the FOMC would continue to reinvest proceeds from security maturities and prepayments so that the Federal Reserve’s security holdings remains relatively stable in order to prevent a premature tightening of monetary policy by allowing the Federal Reserve’s total securities holdings to shrink. The committee’s April 27, 20111 outlook was more cautious, and there remains concern regarding weakness in the labor and real estate markets. Market expectations are that the FOMC will maintain the current range for the Federal funds target rate through the majority of 2011.

One- and three-month LIBOR have increased, on average, 2.5 and 5 basis points (bps), respectively, from the first quarter of 2010 to the first quarter 2011. While these rates have remained relatively steady from approximately September 2010 through March 2011, they began decreasing during the first several weeks of the second quarter of 2011. Important factors driving this decline include the market’s response to changes in how the Federal Deposit Insurance Corporation (FDIC) assesses premiums on insured depository institutions (discussed below) and a reduction in supply of collateral available for repurchase agreements that drove the rates on repurchase agreements down. The one- and three-month LIBOR rates have declined to 0.21260 and 0.27375 percent, respectively, as of April 21, 2011. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR.

Short-term U.S. Treasury rates (one-year and less) decreased slightly in the first quarter of 2011 from their already extremely low levels. The decrease in short-term U.S. Treasury rates is likely the result of: (1) a declining supply of U.S. Treasury bills primarily resulting from a reduction in the size of the U.S. Treasury’s Supplementary Financing Program (SFP) as Federal debt nears the statutory debt ceiling; (2) investors recognition of the Federal Reserve’s commitment to keep rates low for an extended period of time; and (3) strong flight to quality demand as investors remain uncertain about geopolitical events in North Africa, the Middle East and Japan. The long-term portion of the U.S. Treasury rate curve (two-year and beyond) increased significantly in the fourth quarter of 2010 and increased more during the first quarter of 2011, albeit to a lesser extent. The increase in longer-term U.S. Treasury rates appears to be in response to investors increasing inflationary expectations. Factors driving these heightened expectations likely include the FOMCs commitment to purchase additional U.S. Treasuries in November 2010, improving economic data, and record levels of U.S. Treasury issuance. While all U.S. Treasury rates declined in the first several weeks of April 2011, short-term U.S. Treasury rates fell to near historic lows in the first part of the second quarter of 2011. In addition to those factors contributing to declines in the first quarter, declines in the second quarter are attributable to: (1) the change in the FDIC assessment on insured depositories; and (2) market fears that higher commodity prices might slow or endanger the U.S. economic recovery. As the economy improves and the Federal Reserve ends its purchases of U.S. Treasury bonds, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates. Because we issue debt at a spread above U.S. Treasuries, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of long-term advances to our members.

Investors continue to view short-term FHLBank consolidated obligations as carrying a strong credit profile, at least partially due to the implicit support from the U.S. government. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds in the first quarter of 2011. Because of this strong demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained extremely low throughout the first quarter and into the second quarter of 2011. Yields on discount notes decreased from December 31, 2010 to March 31, 2011 and continued decreasing in the first several weeks of the second quarter of 2011. Important factors driving this decline include decrease in supply of competing instruments, including U.S. Treasury bills and repurchase agreements, flight to quality from geopolitical events, strong support of GSE obligations in the U.S. Treasury Department’s white paper on GSE reform, and market reaction to the change in the FDIC assessment. One reason the supply of U.S. Treasury bills has declined is primarily as a result of a $195 billion reduction in the U.S. Treasury Department’s SFP in the first quarter of 2011. Issuance was reduced in order to reduce debt levels under the current U.S. statutory debt ceiling. Regular U.S. Treasury bill supply could decline further in the second quarter of 2011 due to the debt ceiling constraints and seasonal pay downs. A reduction of collateral available for repurchase agreement has resulted in declining repo rates, which has been an important factor in the decline of other short-term rates including LIBOR and short-term unsecured investment rates. Some reasons that collateral available for repo has declined include collateral scarcity resulting from the Federal Reserve Bank’s asset purchase program and the reduction in issuance of Treasury bills, including SFP Treasury bills, due to the statutory debt ceiling limits. However, the Federal Reserve is scheduled to end its U.S. Treasury purchase program by June 30, 2011 and it is possible that the debt ceiling will be increased by the end of the second quarter of 2011 or the beginning of the third quarter. The U.S. Treasury might increase its issuance of U.S. Treasury bills, including SFP Treasury bills, if a higher statutory debt ceiling is adopted. Both of these events will likely result in higher rates for repurchase agreements which might drive other short-term money market rates, including LIBOR, consolidated obligation discount notes, and, potentially, the overnight Federal funds rates, higher. Additionally, debate on how to address the debt ceiling might result in volatile interest rate markets and investor uncertainty, which may have disadvantageous impacts on our funding costs.

Spreads of FHLBank debt relative to similar term U.S. Treasury instruments improved from December 31, 2010 to March 31, 2011. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note declined from 11 bps on December 31, 2010 to 6.5 bps on March 31, 2011. The spread between the on-the-run FHLBank five-year bullet debt and the five-year U.S. Treasury note was 24 bps as of December 31, 2010 and decreased to 19 bps as of March 31, 2011. Important factors in the improvement likely include reduced supply of GSE debt due to declining asset balances at the GSEs, increased U.S. Treasury debt issuance and strengthened market perception of the implied credit support by the U.S. government following the release of the White Paper on GSE reform by the U.S. Treasury (White Paper). The White Paper focused primarily on the future of housing finance and Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) but did propose some changes to the FHLBank System. Indicative callable bond spreads to U.S. Treasury of most tenors also improved from December 31, 2010 to March 31, 2011. We fund a large portion of our fixed rate, amortizing or prepayable assets with unswapped callable bonds. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations” under this Item 2. The spreads on longer-term FHLBank debt (two years and beyond) relative to the LIBOR swap curve was either stable or improved in the first quarter of 2011. The theoretical swap level of the on-the-run FHLBank two-year bullet was relatively unchanged from three-month LIBOR minus 5.7 bps on December 31, 2010 to three-month LIBOR minus 5.6 bps on March 31, 2011. The theoretical swap level of the on-the-run FHLBank five-year bullet improved notably from three-month LIBOR plus 10.1 bps on December 31, 2010 to three-month LIBOR plus 1.9 bps on March 31, 2011.

Effective April 1, 2011 the FDIC changed the method used for determining the base on which insurance premiums are assessed from deposits to total assets less tangible capital. While the long-term implications of this assessment change on the investment and funding behavior of insured depositories are unknown, this change likely will result in the depositories' reassessment of marginal arbitrage opportunities that are now subject to premium assessment. One arbitrage that insured depositories have focused on recently was acquiring overnight Federal funds and leaving the cash at the Federal Reserve where they receive interest income on their excess reserves. In order to preserve the arbitrage spread that they have been receiving on this transaction, insured depositories must reduce the rate at which they are willing to purchase Federal funds. This is likely an important factor driving the decline in the overnight Federal funds rate that occurred simultaneously to the change in the assessment base. In the short-term, this change has had a significant downward impact on money market yields including those for Federal funds, repurchase agreements, LIBOR and, to some extent, consolidated obligation discount notes. Unless the cost to issue our consolidated obligation discount notes also remains low, declining returns on our overnight Federal funds investments could result in a decline in net interest income and/or a reduction in liquidity balances. One important source of our liquidity is issuing term discount notes (typically one month to three months) and investing a portion of the proceeds in the overnight Federal funds market. This allows us to maintain higher amounts of liquid cash balances than we have of outgoing obligations.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the FHLBank to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The new statutory and regulatory requirements for derivative transactions will result in higher operating costs, likely increase funding costs, and may limit the availability of or alter the structure of certain advance products.

Foreign investor holdings of Agencies (both debt and MBS), as reported by the Federal Reserve System, increased in the first quarter of 2011. Foreign investor holdings of U.S. Treasury securities have also increased over the same period. Foreign investors are significant buyers of FHLBank debt and decreasing demand from this investor segment can negatively impact our cost of funds. Total taxable money market fund assets and the percentage of money market fund assets allocated to the category that includes our discount notes continued its 2010 decline into the first quarter of 2011. Because money market funds are such a large and important investor base for FHLBank short-term obligations, lower demand from money market funds for FHLBank discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds might result in higher costs to issue these instruments which would typically increase the cost of advances for our members.

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

The accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2011.

Results of Operations
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The decrease in net interest income from the first quarter of 2010 to the first quarter of 2011 can be primarily attributed to a decrease in average interest-earning assets despite an increase in net interest spreads. See Tables 6 and 7 under this Item 2 for further information.

Despite the relatively minor decrease in net interest income, net income increased largely due to the net change in the market value of derivatives and trading securities. See “Net Gain (Loss) on Derivatives and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP) assessments (assessments for AHP and REFCORP are currently equivalent to an effective minimum income tax rate of 26.5 percent); (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or core business, such as prepayment fees, gain/loss on retirement of debt and gain/loss on securities. The result is referred to as “core earnings” or “core income,” which is a non-GAAP measure of income. Core income is used to compute a core ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as core ROE spread. Core income and core ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize core income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities can play a factor in setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor, we believe that core income, core ROE and core ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income and ROE based on GAAP income, which can vary significantly because of the volatility in derivatives and hedging activities and other items that may be unpredictable. Derivative and hedge accounting affects the timing of income or expense from derivatives, but not the economic income or expense from these derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from quarter to quarter, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will still equal its original purchase price if held to maturity. Table 3 presents a reconciliation of GAAP income to core income for the three-month periods ended March 31, 2011 and 2010 (in thousands):

Table 3

	Three-month Period Ended 03/31,
	2011	2010
Net income, as reported under GAAP	$24,122	$(29,590)
AHP/REFCORP assessments	8,716	0
Income before AHP/REFCORP assessments	32,838	(29,590)
Derivative-related and other excluded items1	12,604	81,689
Non-GAAP core income before assessments2	$45,442	$52,099
__________
1	Includes “Prepayment fees on terminated advances,” “Net gain (loss) on trading securities,” and “Net gain (loss) on derivatives and hedging activities” directly from our Statements of Income.
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

Table 4 presents core ROE compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 4

	Three-month Period Ended 03/31,
	2011	2010
Average GAAP capital for the period	$1,772,610	$1,946,747
ROE, based upon GAAP income before assessments	7.51%	(6.16)%
Core ROE, based upon core income before assessments1	10.40%	10.85%
Average overnight Federal funds effective rate	0.16%	0.14%
Core ROE income as a spread to average Federal funds rate1	10.24%	10.71%
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

Earnings Analysis: Table 5 presents changes in the major components of our earnings for the first quarter of 2011 compared to the first quarter of 2010 (in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 03/31/2011 vs. 2010
	Dollar Change	Percent Change
Total interest income	$(13,805)	(8.8)%
Total interest expense	(10,289)	(10.9)
Net interest income	(3,516)	(5.6)
Provision for credit losses on mortgage loans	(194)	(25.6)
Net interest income after mortgage loan loss provision	(3,322)	(5.3)
Net gain (loss) on trading securities	(19,694)	(592.3)
Net gain (loss) on derivatives and hedging activities	88,360	103.5
Other non-interest income	(32)	(4.3)
Total non-interest income (loss)	68,634	84.4
Operating expenses	1,392	15.4
Other non-interest expenses	1,492	105.6
Total other expenses	2,884	27.6
AHP assessments	2,686	100.0
REFCORP assessments	6,030	100.0
Total assessments	8,716	100.0
Net income (loss)	$53,712	181.5%

Net Interest Income: As mentioned previously, the decrease in net interest income for the three-month period ended March 31, 2011 compared to the same period in 2010 was primarily due to the decrease in average interest-earning assets, which was partially offset by improvements in net interest spread and net interest margin. Some key factors in these improvements were: (1) an increase in the proportion of higher earning assets (primarily fixed-rate mortgage loans) to total assets as advance, investment and Federal funds balances, on average, declined; (2) despite the increase in the proportion of longer-term, higher yielding assets, the proportionate mix of interest bearing liabilities, including deposits, consolidated obligation discount notes and consolidated obligation bonds was relatively stable over the periods; and (3) active management of the debt used to fund long-term assets (calling higher cost callable debt and replacing with lower cost callable debt throughout 2010 and into 2011).

Average yields on advances increased for the three months ended March 31, 2011 compared to the same period of 2010 (see Table 6) as a result of the increase in short-term rates combined with the relative short-term nature of our advance portfolio. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is determined by numerous factors including, but not limited to, the FOMC overnight Federal funds target rate and FOMC policy statements, U.S. Treasury bill rates, Agency spreads to U.S. Treasury bills, and by the expectations of capital market participants related to the strength of the economy, international financial issues, availability of unsecured credit to large financial institutions, and other factors.

The average yield on investments decreased for the first quarter of 2011 compared to the first quarter of 2010 (see Table 6) due to compositional changes in our investment portfolio as balances of higher yielding long-term investments, both fixed and variable rate, declined and the balance of lower yielding short-term investments increased. This compositional change more than offset the increase in yields from long-term investments adjusting to short-term interest rates, such as our variable rate MBS (indexed to one-month LIBOR). The one-month LIBOR rate, on average, increased by 2.5 bps from the first quarter of 2010 to the first quarter of 2011. During this same time frame, our return on the total amount of investments went down by approximately 9 bps.

We expanded our MBS/CMO portfolio in the first quarter of 2010 by $2.4 billion in Agency variable rate CMOs with embedded caps. We have not purchased any additional MBS since that time and the variable rate MBS balances, both Agency and private-label, have declined approximately 28 percent over the last twelve months. For the last several years, our investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 2 – “Net Gain (Loss) on Derivatives and Hedging Activities.”

The average yield on the MPF portfolio declined (see Table 6) from the first quarter of 2010 to the first quarter of 2011 due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates experienced during the latter part of 2010; and (2) increased write-offs of premiums associated with mortgage loan prepayments.

The annualized average rate paid on all deposits was unchanged from the first quarter of 2010 to the first quarter of 2011 (see Table 6). The average rate paid on deposits generally fluctuates in tandem with the movement in short-term interest rates. However, because of the current extremely low interest rate environment, we established a floor of 5 bps on demand deposits and 15 bps on overnight deposits in June 2009.

The average yield on consolidated obligation discount notes increased slightly from the first quarter of 2010 to the first quarter of 2011 (see Table 6). An important factor in this increase was the increase in short term market interest rates between the first three months of 2010 and the first three months of 2011.

The average yield on consolidated obligation bonds increased from the first quarter of 2010 to the first quarter of 2011 (see Table 6). Some important factors in the increase in consolidated obligation bond yields were: (1) generally higher short-term market interest rates, including LIBOR since a significant portion of our consolidated obligation bonds are swapped to LIBOR; and (2) increased issuance of longer-term debt (typically callable consolidated obligations with three-month to one-year lockout periods) to fund the growth in our mortgage loan portfolio.

Throughout 2010 and into 2011, we have been able to lower our long-term, consolidated obligation funding costs by calling previously issued callable debt and replacing it with new lower-cost fixed-rate, callable, and to a lesser extent, non-callable, consolidated obligation bonds. Over the past several years, callable debt with short lockouts (primarily three to six months) has been used as a primary funding tool for fixed-rate mortgage assets and a secondary funding tool for amortizing advances, which provided an opportunity to take advantage of lower debt costs in 2009, 2010 and into 2011. We continued to maintain a sizable portfolio of unswapped callable bonds in the first quarter of 2011. Unswapped callable bonds increased from $3.7 billion as of December 31, 2010 to $3.9 billion as of March 31, 2011. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets and amortizing advances because they provide a way to offset the prepayment risk.

A significant portion of our consolidated obligation bonds is comprised of long-term callable bonds swapped to LIBOR which is used to fund LIBOR-based and other short-term assets. When assets and liabilities are based upon different indices, such as discount notes for advances and LIBOR based debt, we are exposed to basis risk. We maintained a relatively balanced basis position throughout much of 2010 as the relative values of discount note debt and LIBOR debt were basically equal. In the first half of 2010 we did, however add a significant amount of 6- to 21-month fixed rate debt to fund LIBOR-based floating rate CMOs assets. The fixed rate funding was used to lock in relatively low fixed rates in anticipation of increasing short-term rates. Additionally, in the first quarter of 2011, we began increasing our allocation to LIBOR-based debt in order to take advantage of market opportunities to issue debt at rates that were, in some instances less than short-term consolidated obligation discount notes, and in preparation for large maturities of liabilities funding LIBOR-based assets (assets adjusting to and swapped to LIBOR) in the remainder of 2011.

Derivative and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried on a historical cost basis. The result is that positive basis adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive basis adjustments on advances have exceeded those on consolidated obligations over the last five quarters. Therefore, the average net interest spread has been negatively affected by the basis adjustments included in the asset and liability balances and is not necessarily comparable between quarters. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 8 and 9 under this Item 2), which distorts yields especially for trading investments that are swapped.

As explained in more detail in Item 3 – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” our duration of equity (DOE) is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities to lessen or eliminate any adverse impact on net interest income from changes in short-term rates.

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 6

	For the Three-month Period Ended
	03/31/2011			03/31/2010
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$87,887	$34	0.16%	$87,483	$31	0.14%
Federal funds sold	2,591,507	1,059	0.17	2,857,343	1,017	0.14
Investments1	12,842,299	51,155	1.62	15,208,570	64,040	1.71
Advances2,3	18,526,068	42,652	0.93	22,569,606	49,779	0.89
Mortgage loans2,4,5	4,394,290	47,905	4.42	3,337,031	41,644	5.06
Other interest-earning assets	39,461	607	6.24	45,263	706	6.33
Total earning assets	38,481,512	143,412	1.51	44,105,296	157,217	1.45
Other non-interest-earning assets	197,353			229,003
Total assets	$38,678,865			$44,334,299
Interest-bearing liabilities:
Deposits	$1,737,912	$613	0.14%	$1,535,456	$544	0.14%
Consolidated obligations2:
Discount Notes	13,077,484	4,574	0.14	14,249,076	3,634	0.10
Bonds	21,472,687	78,596	1.48	25,429,267	89,798	1.43
Other borrowings	29,786	198	2.69	38,097	294	3.14
Total interest-bearing liabilities	36,317,869	83,981	0.94	41,251,896	94,270	0.93
Capital and other non-interest-bearing funds	2,360,996			3,082,403
Total funding	$38,678,865			$44,334,299

Net interest income and net interest spread6		$59,431	0.57%		$62,947	0.52%

Net interest margin7			0.63%			0.58%
 __________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $832,000 and $532,000 for the quarters ended March 31, 2011 and 2010, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first quarters of 2011 and 2010 (in thousands):

Table 7

	Three-month Periods Ended 03/31/2011 vs. 2010
	Increase (Decrease) Due to
	Volume1.2	Rate1.2	Total
Interest Income:
Interest-bearing deposits	$0	$3	$3
Federal funds sold	(100)	142	42
Investments	(9,564)	(3,321)	(12,885)
Advances	(9,232)	2,105	(7,127)
Mortgage loans held for portfolio	12,002	(5,741)	6,261
Other assets	(89)	(10)	(99)
Total earning assets	(6,983)	(6,822)	(13,805)
Interest Expense:
Deposits	71	(2)	69
Consolidated obligations:
Discount notes	(319)	1,259	940
Bonds	(14,385)	3,183	(11,202)
Other borrowings	(58)	(38)	(96)
Total interest-bearing liabilities	(14,691)	4,402	(10,289)
Change in net interest income	$7,708	$(11,224)	$(3,516)
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

Net Gain (Loss) on Derivatives and Hedging Activities: The volatility in other income (loss) is predominately driven by market value fluctuations on derivative and hedging transactions, which include interest rate swaps, caps and floors. Net gain (loss) from derivative and hedging activities is sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied price volatilities. The market value of options, in particular interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the market value of the options (level of rates, shape of curve and implied volatility). Although time value decay of cap values occurs from period-to-period as options approach maturity, it can be a larger portion of the change in market value of caps during periods in which the other factors have less influence, such as the first quarter of 2011.

The majority of our derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rise over the period and record losses when the general level of interest rates fall over the period. During the first quarter of 2010, as longer term interest rates declined over the period, we recorded substantial losses on our economic hedges. The largest portion of this loss was attributable to our interest rate cap portfolio, which is an economic hedge of caps embedded in our variable rate MBS/CMO investment portfolio. The primary reasons for the decrease in value of our interest rate cap portfolio during the first quarter of 2010 were decreases in interest rates discussed previously in this section and decreases in implied price volatilities as well as a flattening in interest rate curves. During the first quarter of 2011, longer term interest rates increased slightly over the period, resulting in gains in our interest rate swaps matched to GSE debentures. However, our interest rate cap portfolio decreased in value as the portfolio experienced time value decay and implied volatility decreased over the period. The absolute levels of interest rates, the shape of the interest rate curve, passage of time and implied volatility are all critical components in valuing options such as interest rate caps. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also an important component as a steeper curve implies higher future short-term interest rates than does a flatter interest rate curve. Higher future short-term rates implied by a steepening interest rate curve would generally result in higher cap values while lower future short-term rates implied by a flattening interest rate curve would generally result in lower cap values. Generally, the greater the implied price volatility of the interest rate cap, the higher the value and the lower the implied price volatility of the interest rate caps, the lower the value. Therefore, the decline in implied price volatility during the first three months of 2011 more than offset the impact of rising rates and a generally steeper yield curve resulting in a reduced market value of our interest rate cap portfolio.

Table 8 categorizes the first quarter 2011 earnings impact by product for hedging activities (in thousands):

Table 8

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(11,260)	$0	$(48)	$0	$(295)	$0	$(11,603)
Net interest settlements	(56,176)	0	0	839	53,857	0	(1,480)
Subtotal	(67,436)	0	(48)	839	53,562	0	(13,083)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	609	0	0	(113)	2,397	0	2,893
Economic hedges – unrealized gain (loss) due to fair value changes	0	12,769	148	0	(1,454)	(9)	11,454
Economic hedges – net interest received (paid)	0	(13,740)	0	0	2,361	9	(11,370)
Subtotal	609	(971)	148	(113)	3,304	0	2,977
Net impact of derivatives and hedging activities	(66,827)	(971)	100	726	56,866	0	(10,106)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(13,237)	0	0	0	0	(13,237)
TOTAL	$(66,827)	$(14,208)	$100	$726	$56,866	$0	$(23,343)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2010 (in thousands):

Table 9
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:	$(3,574)	$0	$66	$0	$(278)	$0	$(3,786)
Amortization/accretion of hedging activities
Net interest settlements	(77,782)	0	0	42	89,008	0	11,268
Subtotal	(81,356)	0	66	42	88,730	0	7,482
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(499)	0	0	(35)	1,415	0	881
Economic hedges – unrealized gain (loss) due to fair value changes	0	(68,939)	1,208	0	(1,690)	(7)	(69,428)
Economic hedges – net interest received (paid)	0	(18,789)	0	0	1,941	12	(16,836)
Subtotal	(499)	(87,728)	1,208	(35)	1,666	5	(85,383)
Net impact of derivatives and hedging activities	(81,855)	(87,728)	1,274	7	90,396	5	(77,901)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(1,521)	0	0	0	0	(1,521)
TOTAL	$(81,855)	$(89,249)	$1,274	$7	$90,396	$5	$(79,422)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are hedged with economic interest rate swaps are included in Tables 8 and 9 above. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility.

Table 10 presents the major components of the net gain (loss) on trading securities for the three-month periods ended March 31, 2011 and 2010 (in thousands):

Table 10
	Three-month Period Ended
	03/31/2011	03/31/2010
GSE debentures	$(13,237)	$(1,521)
U.S. Treasury note	(2,121)	0
Agency MBS/CMO	(932)	4,909
Short-term money market securities	(79)	(63)
TOTAL	$(16,369)	$3,325

Short-term money market securities are by far the largest component of our trading portfolio. However, because of the short-term nature of these money market securities they account for only a fraction of the trading net gain/loss.

The next largest component of our trading portfolio is comprised of fixed rate GSE debentures that are related to economic hedges. The fair values of these securities are more affected by changes in longer term interest rates than by changes in short-term interest rates. These securities decreased in value during the first quarter of 2010 despite a decrease in intermediate U.S. Treasury rates as Agency spreads relevant to the securities that we hold widened marginally to U.S. Treasury securities. During the first quarter of 2011 these securities accounted for the bulk of the trading losses as intermediate term U.S. Treasury rates increased during the quarter and were partially offset by Agency spreads to U.S. Treasuries that generally tightened.

The next largest portion of our trading portfolio is comprised of variable rate Agency MBS/CMOs that we have designated as trading securities for asset-liability management purposes. These securities increased in value during the first quarter of 2010 as market liquidity for these transactions and their option adjusted spreads (OAS) improved from the depths of the financial crisis in 2008 and 2009. During the first quarter of 2011, these securities declined in value as the steepening in the yield curve over the quarter negatively impacted the value of the embedded interest rate caps despite a marginal improvement in OAS.

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

Financial Condition
Overall: Table 11 presents changes in the major components of our Statements of Condition from December 31, 2010 to March 31, 2011 (in thousands):

Table 11
	Increase (Decrease) in Components
	03/31/2011 vs. 12/31/2010
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$31,073	11,951.2%
Investments1	697,887	4.7
Advances	(1,589,446)	(8.2)
Mortgage loans, net	187,698	4.4
Derivative assets	1,307	5.0
Other assets	(18,731)	(10.9)
Total assets	$(690,212)	(1.8)%

Liabilities:
Deposits	$750,525	62.0%
Consolidated obligations, net	(1,365,521)	(3.9)
Derivative liabilities	(15,634)	(6.1)
Other liabilities	(16,356)	(7.1)
Total liabilities	(646,986)	(1.8)

Capital:
Capital stock outstanding	(62,425)	(4.3)
Retained earnings	17,458	5.0
Accumulated other comprehensive income	1,741	7.7
Total capital	(43,226)	(2.4)
Total liabilities and capital	$(690,212)	(1.8)%
 __________
1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: The decrease in advances (see Table 11) can be attributed to a reduction in advances to our largest borrower (see Table 13) and to prepayment of advances by failed members as well as fairly widespread repayment of advances due to the result of deleveraging occurring in the financial services industry. Member institutions continue to experience growth in deposit funding that exceeds the demand for loans in their communities. In addition, many members continue to increase on-balance-sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. We do not believe that advances will increase until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. When member advance demand does begin to increase, we believe a few larger members could have a significant impact on the amount of our total outstanding advances.

Table 12 summarizes advances outstanding by product as of March 31, 2011 and December 31, 2010 (in thousands).

Table 12

	03/31/2011		12/31/2010
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$421,825	2.4%	$1,083,754	5.7%
Regular adjustable rate advances	115,000	0.7	200,000	1.1
Adjustable rate callable advances	6,834,730	39.3	7,008,330	37.1
Customized advances:
Adjustable rate advances with embedded caps or floors	129,000	0.7	99,000	0.5
Standard housing and community development advances:
Regular adjustable rate advances	146	0.0	0	0.0
Adjustable rate callable advances	17,974	0.1	18,154	0.1
Total adjustable rate advances	7,518,675	43.2	8,409,238	44.5

Fixed rate:
Standard advance products:
Short-term fixed rate advances	142,912	0.8	337,080	1.8
Regular fixed rate advances	5,344,135	30.7	5,379,671	28.4
Standard housing and community development advances:
Regular fixed rate advances	279,625	1.6	285,254	1.5
Fixed rate callable advances	11,300	0.1	11,300	0.1
Total fixed rate advances	5,777,972	33.2	6,013,305	31.8

Convertible:
Standard advance products:
Fixed rate convertible advances	3,138,182	18.0	3,560,332	18.8

Amortizing:
Standard advance products:
Fixed rate amortizing advances	553,511	3.2	532,816	2.8
Fixed rate callable amortizing advances	6,270	0.0	6,321	0.0
Standard housing and community development advances:
Fixed rate amortizing advances	414,965	2.4	400,688	2.1
Fixed rate callable amortizing advances	553	0.0	553	0.0
Fixed rate amortizing advances funded through the AHP	4	0.0	6	0.0
Total amortizing advances	975,303	5.6	940,384	4.9

TOTAL PAR VALUE	$17,410,132	100.0%	$18,923,259	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

The widespread pay downs by members, as mentioned previously, included a decrease of $378.0 million in advances attributable to one of our largest borrowers, MidFirst Bank (see Table 13). A portion of the decrease in advances from year-end can also be attributed to $502.3 million in prepayments during the first quarter of 2011 resulting from the failure of three members in late 2010. The failed institutions and large pay down from MidFirst Bank accounted for 58 percent of the total decline in the advance portfolio this quarter.

Table 13 presents information on our five largest borrowers as of March 31, 2011 and December 31, 2010 (in thousands):

Table 13

	03/31/2011		12/31/2010
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$2,710,000	15.6%	$3,088,000	16.3%
Capitol Federal Savings Bank	2,376,000	13.6	2,376,000	12.6
Pacific Life Insurance Co.	1,500,000	8.6	1,500,000	7.9
Security Life of Denver Ins. Co.	1,350,000	7.8	1,350,000	7.1
Security Benefit Life Insurance Co.	1,259,330	7.2	1,259,330	6.7
TOTAL	$9,195,330	52.8%	$9,573,330	50.6%

Table 14 presents the interest income associated with our five borrowers with the highest interest income for the three-month periods ended March 31, 2011 and 2010 (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 14

	Three-month Period Ended
	03/31/2011		03/31/2010
	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$20,250	20.6%	$22,709	17.9%
Pacific Life Insurance Co.	6,752	6.9	6,544	5.1
American Fidelity Assurance Co.	4,282	4.4	4,547	3.6
Security Benefit Life Insurance Co.	2,609	2.7	2,381	1.9
MidFirst Bank	2,115	2.1
TierOne Bank2			5,635	4.4
TOTAL	$36,008	36.7%	$41,816	32.9%
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Advances as a percentage of total assets decreased from 50.0 percent as of December 31, 2010 to 46.8 percent as of March 31, 2011. If advances continue to decline, we expect to: (1) repurchase excess capital stock in order to manage our balance sheet; and (2) leverage capital in the range of 21:1 to 23:1 as conditions dictate.

A significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. As a result, 84.5 percent and 85.4 percent of the total advance portfolio as of March 31, 2011 and December 31, 2010, respectively, effectively re-price at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 6 and 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

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

The amount of new loans originated by or acquired from in-district PFIs during the three-month period ended March 31, 2011 was $403.1 million. These new originations and acquisitions, net of loan payments received, resulted in a sizable increase in the outstanding balance of the MPF portfolio from December 31, 2010 to March 31, 2011 (see Table 11). With total assets declining this quarter, mortgage loans as a percentage of total assets increased from 11.1 percent as of December 31, 2010 to 11.8 percent as of March 31, 2011. Primary factors that may influence future growth in mortgage loans held in portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans, primarily Fannie Mae and Freddie Mac.

The number of active PFIs increased from 191 as of December 31, 2010 to 200 PFIs as of March 31, 2011. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2011 and beyond as we strive to increase the number of active PFIs. Table 15 presents our top five PFIs, the outstanding balances as of March 31, 2011 and December 31, 2010 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. The outstanding balances for Bank of America, Bank of the West and Security Savings Bank (non-members that do not have the ability to actively sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios. Most of our MPF portfolio growth came from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac.

Table 15

	MPF Loan Balance as of 03/31/2011	Percent of Total MPF Loans	MPF Loan Balance as of 12/31/2010	Percent of Total MPF Loans
Mutual of Omaha Bank1	$484,622	10.9%	$448,239	10.5%
Bank of America, NA2	281,799	6.4	302,313	7.1
Bank of the West3	216,800	4.9	233,171	5.5
Farmers Bank & Trust, NA	183,776	4.1	179,351	4.2
Security Saving Bank, FSB4	123,874	2.8	130,216	3.1
TOTAL	$1,290,871	29.1%	$1,293,290	30.4%
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

4
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and a portion of Security Savings Bank, FSB, not including the CE obligation for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Simmons First National Bank, a member of the Federal Home Loan Bank of Dallas. As a result, the CE obligations and warrants for the MPF loans sold to us by Security Savings Bank, FSB are currently the obligation of the FDIC.

Two indications of credit quality are credit scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV). FICO is a widely used credit industry model to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, higher LTV means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2011 was 745 FICO and 71.8 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

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

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $7.7 billion and $6.1 billion as of March 31, 2011 and December 31, 2010, respectively. This increase in short-term investments is primarily attributable to a fairly significant pay down in advances where capital stock was not reduced proportionately combined with a slight increase in our leverage ratio. We hold short-term investment securities as trading in order to enhance our liquidity position.

Our long-term investment portfolio, consisting of Agency debentures, MBS, and taxable state or local housing finance agency securities, was $7.8 billion and $8.7 billion as of March 31, 2011 and December 31, 2010, respectively. This decrease in the long-term investment portfolio can be primarily attributed to prepayments and maturities. The Agency debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped Agency debentures are classified as trading securities.

On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities” (Resolution). This Resolution waived the restrictions in the Financial Management Policy (FMP) that limit an FHLBank’s investment in mortgage securities to 300 percent of its capital and restrict quarterly increases in holdings of mortgage securities to no more than 50 percent of capital so that an FHLBank can temporarily invest in Agency mortgage securities up to an additional 300 percent of its capital, subject to specified conditions. Since the introduction of the Resolution, we have submitted two requests to the Finance Agency to increase our MBS/CMO holdings. In April 2008, we requested an increase in the portfolio up to 400 percent of capital through the purchase of variable rate Agency MBS/CMOs. In December 2009, we requested an increase in our portfolio up to 500 percent of capital, again through the purchase of variable rate Agency MBS/CMOs. The temporary authority to expand our MBS/CMO portfolio ended on March 31, 2010, and we will not be allowed to make further purchases of MBS/CMOs until our current portfolio declines below 300 percent of capital. As of March 31, 2011 our MBS/CMO portfolio represented 366 percent of capital.

Our Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage our leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of March 31, 2011, we held $411.9 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS were subject to a significant amount of price volatility during the financial market credit crisis with the widening of the OAS of these instruments during 2007 and 2008, followed by a tightening of the OAS of these instruments during 2009, 2010 and into 2011. Additionally, we have seen the steepening of the yield curve over the first quarter of 2011 negatively impact the value of the embedded caps in these securities despite a marginal improvement in OAS.

Our participation in the market for taxable state housing finance agency (HFA) securities remains low and focused on HFAs within our district. We maintain our participation in standby bond purchase agreements (SBPA) for HFAs in our district. State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, we not only receive competitive returns but also provide necessary liquidity to traditionally underserved segments of the housing market. We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. Currently, our standby bond purchase commitments expire no later than 2014, though some are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.6 billion as of March 31, 2011 and December 31, 2010. We were not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2011 or 2010. We plan to continue support of the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by policy.

Major Security Types: Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. Certain investments are classified as trading securities and are carried at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. If fixed rate securities are hedged with interest rate swaps, the securities are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset-liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying values of our investments as of March 31, 2011 and December 31, 2010 are summarized by security type in Table 16 (in thousands).

Table 16

	03/31/2011	12/31/2010
Trading securities:
Commercial paper	$2,179,438	$2,349,565
Certificates of deposit	2,335,014	1,755,013
U.S. Treasury notes	93,320	282,996
GSE debentures	1,392,486	1,505,723
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,494	1,534
GSE residential MBS	408,994	440,108
Total trading securities	6,410,746	6,334,939

Held-to-maturity securities:
State and local housing agency obligations	95,183	99,012
Mortgage-backed or asset-backed securities (ABS):
Other U.S. obligation residential MBS	21,322	23,048
GSE residential MBS	4,973,083	5,374,220
Private-label residential MBS	1,057,761	1,217,904
Private-label commercial MBS	40,001	40,022
Manufactured housing loan ABS	44	88
Home equity loan ABS	1,610	1,684
Total held-to-maturity securities	6,189,004	6,755,978
Total securities	12,599,750	13,090,917

Interest-bearing deposits	78	24

Federal funds sold	2,944,000	1,755,000

TOTAL INVESTMENTS	$15,543,828	$14,845,941

The contractual maturities of our investments as of March 31, 2011 are summarized by security type in Table 17 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 17

	03/31/2011
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$2,179,438	$0	$0	$0	$2,179,438
Certificates of deposit	2,335,014	0	0	0	2,335,014
U.S. Treasury notes	0	0	93,320	0	93,320
GSE debentures	257,087	444,856	690,543	0	1,392,486
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	0	0	1,494	1,494
GSE residential MBS	0	0	0	408,994	408,994
Total trading securities	4,771,539	444,856	783,863	410,488	6,410,746
Yield on trading securities	0.53%	4.69%	4.99%	3.51%

Held-to-maturity securities:
State and local housing agency obligations	0	0	5,650	89,533	95,183
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	0	400	0	20,922	21,322
GSE residential MBS	0	0	54,710	4,918,373	4,973,083
Private-label residential MBS	0	0	150,817	906,944	1,057,761
Private-label commercial MBS	0	0	0	40,001	40,001
Manufactured housing loans ABS	0	0	0	44	44
Home equity loans ABS	0	0	0	1,610	1,610
Total held-to-maturity securities	0	400	211,177	5,977,427	6,189,004
Yield on held-to-maturity securities	-%	6.99%	4.29%	3.49%

Total securities	4,771,539	445,256	995,040	6,387,915	12,599,750
Yield on total securities	0.53%	4.69%	4.83%	3.49%

Interest-bearing deposits	78	0	0	0	78

Federal funds sold	2,944,000	0	0	0	2,944,000

TOTAL INVESTMENTS	$7,715,617	$445,256	$995,040	$6,387,915	$15,543,828

Securities Ratings: Table 18 presents the carrying value of our investments by rating as of March 31, 2011 (in thousands):

Table 18

Investment Ratings 03/31/2011 Carrying Value1
	Long-term Rating2								Short-term Rating2		Total
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1	A-2/ P-2/ F23
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$78	$0	$78

Federal funds sold4	0	0	0	0	0	0	0	0	2,761,000	183,000	2,944,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper4	0	0	0	0	0	0	0	0	2,179,438	0	2,179,438
Certificates of deposit4	0	0	0	0	0	0	0	0	2,335,014	0	2,335,014
US Treasury notes	93,320	0	0	0	0	0	0	0	0	0	93,320
GSE debentures	1,392,486	0	0	0	0	0	0	0	0	0	1,392,486
State or local housing agency obligations	37,033	35,540	22,610	0	0	0	0	0	0	0	95,183
Total non-mortgage-backed securities	1,522,839	35,540	22,610	0	0	0	0	0	4,514,452	0	6,095,441
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	22,816	0	0	0	0	0	0	0	0	0	22,816
GSE residential MBS	5,382,077	0	0	0	0	0	0	0	0	0	5,382,077
Private label residential MBS	426,218	63,259	114,276	100,778	68,348	217,611	40,463	26,808	0	0	1,057,761
Private label commercial MBS	40,001	0	0	0	0	0	0	0	0	0	40,001
Manufactured housing loan ABS	44	0	0	0	0	0	0	0	0	0	44
Home equity loan ABS	0	0	0	0	0	578	395	637	0	0	1,610
Total mortgage-backed securities	5,871,156	63,259	114,276	100,778	68,348	218,189	40,858	27,445	0	0	6,504,309

TOTAL INVESTMENTS	$7,393,995	$98,799	$136,886	$100,778	$68,348	$218,189	$40,858	$27,445	$7,275,530	$183,000	$15,543,828
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $20.4 million as of March 31, 2011.
2	Represents the lowest ratings available for each security based on Nationally-Recognized Statistical Rating Organizations (NRSRO).
3	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
4	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 94 days.

Table 19 presents the carrying value of our investments by rating as of December 31, 2010 (in thousands):

Table 19

Investment Ratings 12/31/2010 Carrying Value1
	Long-term Rating2								Short-term Rating2		Total
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1	A-2/ P-2/ F23
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$24	$0	$24

Federal funds sold4	0	0	0	0	0	0	0	0	1,555,000	200,000	1,755,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper4	0	0	0	0	0	0	0	0	2,349,565	0	2,349,565
Certificates of deposit4	0	0	0	0	0	0	0	0	1,755,013	0	1,755,013
US Treasury notes	282,996	0	0	0	0	0	0	0	0	0	282,996
GSE debentures	1,505,723	0	0	0	0	0	0	0	0	0	1,505,723
State or local housing agency obligations	38,977	36,275	23,760	0	0	0	0	0	0	0	99,012
Total non mortgage-backed securities	1,827,696	36,275	23,760	0	0	0	0	0	4,104,578	0	5,992,309
Mortgage-backed securities or asset-backed securities:
Other U.S. obligations residential MBS	24,582	0	0	0	0	0	0	0	0	0	24,582
GSE residential MBS	5,814,328	0	0	0	0	0	0	0	0	0	5,814,328
Private label residential MBS	607,458	126,060	98,181	42,023	60,124	211,032	45,419	27,607	0	0	1,217,904
Private label commercial MBS	40,022	0	0	0	0	0	0	0	0	0	40,022
Manufactured housing loan ABS	88	0	0	0	0	0	0	0	0	0	88
Home equity loan ABS	0	0	0	0	571	0	411	702	0	0	1,684
Total mortgage-backed securities	6,486,478	126,060	98,181	42,023	60,695	211,032	45,830	28,309	0	0	7,098,608

TOTAL INVESTMENTS	$8,314,174	$162,335	$121,941	$42,023	$60,695	$211,032	$45,830	$28,309	$5,659,602	$200,000	$14,845,941
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $35.0 million at December 31, 2010.
2	Represents the lowest ratings available for each security based on NRSROs.
3	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
4	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 97 days.

Table 20 presents the carrying value and fair values of our investments by the lowest rated NRSRO credit rating as of March 31, 2011 and April 30, 2011 for securities that have been downgraded during that period (in thousands).

Table 20

Investment Ratings		Downgrades – Balances Based on Values as of 03/31/20111
As of 03/31/2011	As of 04/30/2011	Private-label Residential MBS
From	To	Carrying Value	Fair Value
Triple-A	Double-A	$27,231	$26,546
Triple-A	Single-A	41,390	40,551
Triple-A	Triple-B	35,337	31,649
Double-A	Single-A	13,888	12,768
Double-A	Triple-B	15,230	13,291
Double-A	Double-B	2,782	2,208
Single-A	Triple-B	6,657	5,289
Single-A	Double-B	1,091	875
TOTAL		$143,606	$133,177
 __________
1	Investments that matured subsequent to March 31, 2011 and on or before April 30, 2011 are excluded from this table.

Table 21 presents the carrying value and fair value by NRSRO credit rating (as of April 30, 2011) of our investment portfolio for securities on negative watch with the lowest rated NRSRO as of April 30, 2011 (in thousands):

Table 21

On Negative Watch – Balances Based on Values at 03/31/20111
Investment Ratings	Private-label Residential MBS		Non-Mortgage-backed Investments
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term ratings:
Triple-A	$27,837	$26,781	$0	$0
Single-A	17,093	16,979	0	0
Single-B	5,262	5,262	0	0
Short-term ratings:
A-1 or higher/P-1/F1	0	0	249,976	249,976
TOTAL	$50,192	$49,022	$249,976	$249,976
 __________
1	Investments that matured subsequent to March 31, 2011 and on or before April 30, 2011 are excluded from this table.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private label MBS or ABS investment since June 2006, and on March 24, 2011, our Board of Directors approved management’s recommendation to remove our authority to purchase these types of investments from our RMP. All of our prior acquisitions of private-label MBS/ABS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. Only private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition were purchased. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 22 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral as of March 31, 2011 and December 31, 2010 (in thousands):

Table 22

	03/31/2011			12/31/2010
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$519,667	$198,611	$718,278	$638,979	$211,745	$850,724
Alt-A	216,880	146,568	363,448	235,658	155,759	391,417
Total private-label residential MBS	736,547	345,179	1,081,726	874,637	367,504	1,242,141

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Manufactured housing loan ABS:
Prime	0	44	44	0	88	88

Home equity loan ABS:
Subprime	0	4,785	4,785	0	4,924	4,924
TOTAL	$776,487	$350,008	$1,126,495	$914,577	$372,516	$1,287,093
__________
1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. During the second quarter of 2009, the pace of this decline slowed appreciably and the fair value of many of our prime, early vintage private-label MBS actually improved from year-end 2008. Fair values continued to improve, although only slightly through the first quarter of 2011. The declines in fair values were particularly evident across the market for private-label MBS securitized in 2006 and 2007 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-five percent of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS, earlier vintages have not been immune to the declines in fair value. Tables 23 through 25 present statistical information for our private-label MBS by year of securitization and collateral type as of March 31, 2011 (dollar amounts in thousands):

Table 23

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$370,941	$0	$3,900	$367,041
Double-A	43,927	0	0	43,927
Single-A	54,933	0	27,435	27,498
Triple-B	20,842	0	6,860	13,982
Below investment grade:
Double-B	52,975	0	39,467	13,508
Single-B	148,701	39,686	109,015	0
Triple-C	18,345	14,588	3,757	0
Double-C	7,614	0	7,614	0
TOTAL	$718,278	$54,274	$198,048	$465,956

Amortized cost	$715,706	$53,639	$196,709	$465,358
Gross unrealized losses	29,228	1,434	2,739	25,055
Fair value	690,902	52,205	194,294	444,403

OTTI:
Credit-related OTTI charge taken year-to-date	$544	$0	$544	$0
Non-credit-related OTTI charge taken year-to-date	759	0	759	0
TOTAL	$1,303	$0	$1,303	$0

Weighted average percentage of fair value to UPB	96.2%	96.2%	98.1%	95.4%
Original weighted average credit support1	3.1	3.1	3.0	3.1
Weighted average credit support1	7.1	4.3	5.0	8.4
Weighted average collateral delinquency2	5.5	8.0	6.3	4.9

Private-label commercial MBS:
UPB by credit rating:
Triple-A	$39,940	$0	$0	$39,940

Amortized cost	$40,001	$0	$0	$40,001
Gross unrealized losses	0	0	0	0
Fair value	41,499	0	0	41,499

Weighted average percentage of fair value to UPB	103.9%	-%	-%	103.9%
Original weighted average credit support1	21.5	-	-	21.5
Weighted average credit support1	26.2	-	-	26.2
Weighted average collateral delinquency2	4.2	-	-	4.2

Manufactured housing loan ABS:
UPB by credit rating:
Triple-A	$44	$0	$0	$44

Amortized cost	$44	$0	$0	$44
Gross unrealized losses	1	0	0	1
Fair value	43	0	0	43

Weighted average percentage of fair value to UPB	99.6%	-%	-%	99.6%
Original weighted average credit support1	22.0	-	-	22.0
Weighted average credit support1	97.9	-	-	97.9
Weighted average collateral delinquency2	2.3	-	-	2.3
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 24

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$55,827	$0	$55,827
Double-A	19,383	0	19,383
Single-A	59,405	2,432	56,973
Triple-B	79,981	0	79,981
Below investment grade:
Double-B	15,731	0	15,731
Single-B	71,733	45,778	25,955
Triple-C	23,499	16,869	6,630
Double-C	37,889	37,889	0
TOTAL	$363,448	$102,968	$260,480

Amortized cost	$359,042	$98,772	$260,270
Gross unrealized losses	37,643	20,922	16,721
Fair value	323,427	77,850	245,577

OTTI:
Credit-related OTTI charge taken year-to-date	$1,189	$1,189	$0
Non-credit-related OTTI charge taken year-to-date	(1,189)	(1,189)	0
TOTAL	$0	$0	$0

Weighted average percentage of fair value to UPB	89.0%	75.6%	94.3%
Original weighted average credit support1	4.8	5.4	4.6
Weighted average credit support1	10.9	7.5	12.2
Weighted average collateral delinquency2	9.7	12.6	8.6
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 25

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Subprime
Total1
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Single-B	$1,412
Triple-C	738
Double-C	2,635
TOTAL	$4,785

Amortized cost	$2,262
Gross unrealized losses	159
Fair value	2,462

OTTI:
Credit-related OTTI charge taken year-to-date	$0
Non-credit-related OTTI charge taken year-to-date	0
TOTAL	$0

Weighted average percentage of fair value to UPB	51.5%
Original weighted average credit support2	35.8
Weighted average credit support2	33.3
Weighted average collateral delinquency3	28.0
__________
1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

All of our private-label MBS securities were limited by our RMP at the time of acquisition to securities where the geographic concentration of loans collateralizing the security was such that no single state represented more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, we continue to monitor concentration of the underlying collateral for our private-label MBS portfolio for risk management purposes. Geographic concentration of collateral securing private-label MBS is provided in the annual report on Form 10-K. There were no material changes in these concentrations during the three-month period ended March 31, 2011.

As of March 31, 2011, we held private-label ABS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 26 presents coverage amounts and unrealized losses as of March 31, 2011 (in thousands) on the private-label ABS covered by monoline bond insurers on which we are placing reliance:

Table 26

	MBIA Insurance Corp.
Year of Securitization	Insurance Coverage	Gross Unrealized Losses
Home equity loan ABS:
2004 and prior	$1,412	$0

Table 27 presents the NRSRO credit ratings as of March 31, 2011 for all monoline insurance companies that provide credit support for our home equity loan ABS (in thousands):

Table 27

	Moody’s Credit Rating	S&P Credit Rating	Fitch Credit Rating
MBIA Insurance Corp.	B3	B	NR1
Financial Guaranty Insurance Company	NR1	NR1	NR1
__________
1	Not rated.

As of March 31, 2011, the amortized cost of private-label securities with unrealized losses was $610.3 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrealized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position.) Table 28 presents characteristics of our private-label MBS/ABS in a gross unrealized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 28
	03/31/2011					04/30/2011 MBS Ratings Based on 03/31/2011 UPB2,3
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$387,440	$386,132	$29,228	6.8%	29.3%	15.2%	39.1%	45.7%	5.2%

Alt-A:
Alt-A option arm	16,425	13,058	3,393	33.3	0.0	0.0	0.0	100.0	0.0
Alt-A other	211,342	210,458	34,250	10.2	5.1	5.1	37.0	57.9	8.1
Total Alt-A	227,767	223,516	37,643	11.8	4.8	4.8	34.3	60.9	7.5

Manufactured housing loan ABS:
Prime	44	44	1	2.3	100.0	100.0	0.0	0.0	0.0

Home equity loan ABS:
Subprime	738	610	159	22.0	0.0	0.0	0.0	100.0	0.0

TOTAL	$615,989	$610,302	$67,031	8.7%	20.2%	11.3%	37.3%	51.4%	6.0%
__________
1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy as of March 31, 2011. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of March 31, 2011.

2	Represents the lowest ratings available for each security based on NRSROs.
3	Excludes investments held as of March 31, 2011 that have been paid down in full as of April 30, 2011.

Other-than-temporary Impairment – As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value of our private-label MBS over the last nine months of 2009, all of 2010 and the first three months of 2011, the fair values of the majority of the private-label MBS in our held-to-maturity portfolio remain below amortized cost as of March 31, 2011. However, based upon the OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 17 private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

See Note 3 of the Notes to Financial Statements under Item 1 for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of our private-label residential MBS and home equity loan investments. Certain private-label MBS/ABS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by us using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 7.1 percent of our total private-label MBS/ABS.

Beginning in the third quarter of 2009, the process involved selecting 100 percent of our private-label residential MBS portfolio, excluding Agency MBS and private-label commercial MBS, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS where underlying collateral data was not available, we performed alternative procedures to assess these securities for OTTI. The risk models and loan information data sources used in 2011 were the same as in 2010.

Tables 29 and 30 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI for the quarter ended March 31, 2011 as well as related current credit enhancement. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Table 29

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2006	6.3%	5.2-9.0%	14.3%	6.5-18.4%	34.3%	25.8-40.1%	4.3%	3.9-4.5%
2005	5.9	4.9-10.5	14.1	3.4-22.9	30.2	25.8-36.8	5.0	2.9-12.3
2004 and prior	14.7	6.6-46.9	6.0	0.0-33.3	23.8	0.0-49.8	8.2	2.2-51.0
Total prime	11.6	4.9-46.9	8.9	0.0-33.3	26.4	0.0-49.8	7.0	2.2-51.0

Alt-A:
2005	9.4	5.9-11.7	20.5	9.8-63.0	37.3	23.9-43.5	7.5	3.1-28.4
2004 and prior	11.7	9.0-16.6	10.5	3.7-47.3	32.1	19.7-48.5	12.2	4.5-63.5
Total Alt-A	11.1	5.9-16.6	13.3	3.7-63.0	33.6	19.7-48.5	10.9	3.1-63.5

TOTAL	11.4%	4.9-46.9%	10.4%	0.0-63.0%	28.8%	0.0-49.8%	8.3%	2.2-63.5%

Table 30

Home Equity Loan ABS1
Year of Securitization	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	3.4%	1.6-5.3%	8.7%	5.0-11.5%	86.5%	84.4-94.9%
__________
1	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

The FHLBank also evaluates other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the quarter ended March 31, 2011, we did not identify any non-MBS/ABS securities as having impairment.

The 17 private-label MBS/ABS upon which we recognized OTTI included 5 securities that were identified as other-than-temporarily impaired in 2008, 3 securities that were first identified as other-than-temporarily impaired in 2009, 2 securities that were first identified as other-than-temporarily impaired in 2010 and 7 securities that were initially identified in the first quarter of 2011. Subsequent to their initial OTTI classification, most of these securities experienced some further OTTI credit losses in subsequent quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations. See Note 3 of the Notes to the Financial Statements under Item 1 for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines are projected to range from 5.0 percent to 15 percent over the 3- to 9-month period beginning January 1, 2011. Thereafter, home prices are projected to increase, on an annualized basis, an average of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent the third year, 1.3 percent to 3.4 percent the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year. (See Note 3 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a description of the assumptions used to determine actual credit-related OTTI.) Table 31 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended March 31, 2011 using base-case housing price index assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 31

Housing Price Scenarios As of 03/31/2011
Security Type	Base Case1			Results Under Hypothetical Stress Test Scenario
	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Private-label RMBS:
Prime	8	$75,951	$544	11	$96,086	$1,197
Alt-A	2	37,889	1,189	9	79,322	2,513
TOTAL	10	$113,840	$1,733	20	$175,408	$3,710
__________
1	Represent securities and related OTTI credit losses for the quarter ended March 31, 2011.

Deposits: We offer deposit programs for the benefit of our members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and the majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the low interest rate environment, management has established a floor of 5 bps on demand deposits and 15 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, our deposit pricing as compared to other short-term market rates and members' desire to pledge overnight deposits as collateral. The majority of the increase in deposit balances during the first quarter (see Table 11) can be attributed to several institutions with significant increases in their overnight deposit accounts related to the pledging of these deposits as collateral. Deposits could decline during 2011 if demand for loans at member institutions increase, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of our ready access to the capital markets through consolidated obligations, however, we expect to be able to replace any reduction in deposits with similarly priced or lower cost borrowings.

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

Consolidated obligation bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, we typically either issue a consolidated obligation bond that has variable rates matching the asset index or swap a fixed rate, variable rate or a complex consolidated obligation bond to match that index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments. This occurred during the first quarter of 2011 as we took advantage of market opportunities to issue swapped debt at swapped rates that were, in some instances, less than rates on short-term consolidated obligation discount notes, and in preparation for large maturities of debt swapped to LIBOR that is funding LIBOR-based assets (assets adjusting to or swapped to LIBOR) during the remainder of 2011.

Consolidated obligation discount notes are primarily used to fund shorter-term advances and investments (maturities of three months or less). However, we sometimes use shorter-term, fixed rate consolidated obligations, including discount notes, to fund longer-term variable rate assets or assets swapped to synthetically create variable rate assets. Additionally, we have issued term discount notes (approximately nine months to one year tenors), that were swapped to one- or three-month LIBOR at relatively advantageous swapped funding levels to fund a portion of our variable rate CMO, investment and advance portfolios. While total consolidated obligations decreased from December 31, 2010 to March 31, 2011, the mix between discount notes and bonds changed over the period. Discount notes as a percentage of total consolidated obligations decreased from 38.9 percent as of the end of 2010 to 37.1 percent as of the end of the first quarter of 2011. The compositional decrease in discount notes was primarily a function of: (1) the decline in total assets, and specifically short-term advances, during the period; (2) an increase in deposits from members; and (3) the runoff of some discount notes that were swapped to LIBOR. Consolidated obligation bonds as a percentage of total consolidated obligations increased from 61.1 percent as of the end of 2010 to 62.9 percent as of the end of the first quarter of 2011 primarily reflecting: (1) the growth in our unswapped callable bond portfolio used to fund mortgage assets; (2) the issuance of consolidated obligation bonds swapped to LIBOR in preparation for large maturities of LIBOR-based liabilities funding LIBOR-based assets (assets adjusting to or swapped to LIBOR) during the remainder of 2011; and (3) the issuance of consolidated obligation bonds swapped to LIBOR to replace maturing discount notes that were swapped to LIBOR.

The spread between one- and three-month LIBOR and the overnight Federal funds target rate was relatively stable during the first quarter of 2011. At the end of the first quarter of 2011, the spread for three-month LIBOR was virtually unchanged from December 31, 2010 at a positive 0.05 percent and the one-month LIBOR spread declined slightly to a negative 0.01 percent. The LIBOR/Federal funds target rate spread is of significance because we have occasionally used consolidated obligation bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of our short-term fixed rate advance, short-term money market investment and variable rate MBS portfolios.

We continued to issue callable debt in the liability portfolios funding fixed rate assets with prepayment characteristics to help manage the optionality contained in these assets. During the first three months of 2011, $150.0 million of unswapped callable consolidated obligation bonds were called and $415.0 million of unswapped callable consolidated obligation bonds were issued. In order to increase the optionality in our funding and better match the options in our assets, we primarily utilize callable debt with relatively short lockout periods (three months to one year). Refinancing unswapped callable bonds has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. For a discussion on yields and spreads see Tables 6 and 7 under Item 2 – “Financial Review – Results of Operations” for further information. While some of these issuances of unswapped callable debt in the first quarter of 2011 were used to refinance debt that was called, they were also used to fund growth in our mortgage loan portfolio and to fund a certain portion of fixed rate advances. The issuance also had an impact on our interest rate risk profile during the first quarter of 2011 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For a further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations including discount notes, floating rate consolidated obligations and consolidated obligation bonds in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

While we have had relatively stable access to funding markets for the first three months of 2011, future developments could impact our ability to replace outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory proposals addressing GSE reform, decline in investor demand for consolidated obligations and changes in Federal Reserve policies and outlooks.

Derivatives: All derivatives are marked to fair value, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the LIBOR/Swap interest rate curve fluctuates. The LIBOR/Swap curve generally reflects the demand for and supply of derivative products, but other factors such as market participant expectations, implied volatility, and the shape of the curve can drive the market price for derivatives.

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

The notional amount of total derivatives outstanding decreased primarily because of a general decrease in our balance sheet that decreased our use of swapped consolidated obligations. For additional information regarding the types of derivative instruments and risks hedged, see Tables 39 and 40 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. We need liquidity to repay maturing consolidated obligations and other borrowings, to meet other financial obligations, to meet advance needs of our members, to make payments of dividends to our members, and to repurchase excess capital stock at our discretion, whether upon the request of a member or at our own initiative (mandatory stock repurchases).

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income, and proceeds from repurchase agreements or the sale of unencumbered assets. Uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments and contingent funding or purchase obligations including letters of credit and stand-by bond purchase agreements.

Cash and short-term investments, including commercial paper, certificates of deposit and bank notes, increased from $5.9 billion at December 31, 2010 to $7.5 billion at March 31, 2011. The increase is primarily a result of a fairly significant pay down in advances and investments (primarily mortgage securities), where capital stock was not reduced proportionately combined with a slight increase in our leverage ratio. The maturities of short-term investments are structured to provide periodic cash flows to support ongoing liquidity needs. These short-term investments are also classified as “Trading” for accounting purposes so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage) and our RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), we manage assets, liabilities and capital in such a way as to maintain our total regulatory capital ratio to target a range of 4.76 percent (21:1 asset to capital leverage) to 4.35 percent (23:1 asset to capital leverage). As a result, should the need arise, we have the capacity to borrow an amount approximately equal to two to four times our current capital position before we reach any leverage limitation as a result of the minimum regulatory or RMP capital requirements. Our operating capital ratio target helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily at our discretion to adjust our balance sheet; or (2) upon the submission of a redemption request by a member. While we target a specific range for our asset to capital leverage ratio, our actual performance relative to that target may vary in response to market conditions and/or investment opportunities.

We are subject to five metrics for measuring liquidity, and we have remained in compliance with each of these liquidity requirements throughout the first three months of 2011. In order to ensure a sufficient liquidity cushion, we are required to maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding was unchanged at 85 days as of March 31, 2011 and December 31, 2010. The weighted average original maturity of our money market investment portfolio (cash at the Federal Reserve, Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) decreased to 38 days as of March 31, 2011 from 52 days as of December 31, 2010. The increase in the mismatch of discount notes and money market investment portfolio from December 31, 2010 (33 day mismatch) to March 31, 2011 (47 day mismatch) was the result of a decrease in the original terms to maturity of our money market investment portfolio in response to management’s desire to reduce unsecured credit exposure by reducing allowable maturities with a number of counterparties. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between consolidated obligation discount notes and money market investments will marginally increase our cost of funds. One factor explaining why the weighted-average original maturity of consolidated obligation discount notes remained relatively high is the issuance of term discount notes in 2010, some of which were swapped at advantageous funding levels.

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

Capital: We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and our capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. As of March 31, 2011, we were in compliance with all three capital requirements (see Note 12 in the Notes to Financial Statements under Item 1).

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase requirement. As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchased all excess Class A Common Stock in June 2009, and in August 2010, we exchanged all excess Class B Common Stock for Class A Common Stock. Furthermore, we re-instituted a practice of regular sweeps of all Class B Common Stock in excess of $50,000 to Class A Common Stock weekly beginning October 20, 2010. The amount of excess stock held by members decreased slightly from December 31, 2010 in spite of the fact that we pay our quarterly dividends in the form of Class B Common Stock. This decrease is attributable to the capital management practices initiated, and a common practice by some of our members to request redemptions of excess stock and our subsequent repurchase.

Joint Capital Enhancement Agreement (JCEA) – Effective February 28, 2011, we entered into a JCEA with the other 11 FHLBanks. The JCEA provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a Separate Restricted Retained Earnings Account (RRE Account). The JCEA further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCEA. Under the JCEA, if the FHLBanks’ REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments submitted pursuant to the JCEA, each FHLBank will nevertheless be required to commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligations could be satisfied as of the end of the second quarter of 2011. As of the date of this report, representatives of the FHLBank have been in discussions with the Finance Agency with respect to amending our capital plan to incorporate the terms of the JCEA. Such discussions regarding the proposed capital plan amendments could result in amendments to the JCEA, including, among other things, possible revisions to the termination provisions. For additional information regarding the JCEA, see Item 1 – “Business – Capital, Capital Rules and Dividends – Joint Capital Enhancement Agreement” in our Form 10-K.

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

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend. We also expect that the differential between the two classes of stock for the remainder of 2011 will remain close to the differential for the first three months of 2011, subject to suitable investment opportunities and sufficient earnings to meet retained earnings targets.

We expect to continue paying dividends primarily in the form of capital stock (cash dividends are paid for partial shares and for all dividends to former members) for the remainder of 2011, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Excess stock was 0.91 percent of total assets at March 31, 2011. If we were to change our prior practice and pay dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry and prosper over the long term. Active risk management continues to be an essential part of operations and a key determinant of our ability to maintain earnings in order to meet retained earnings targets and return a reasonable dividend to our members. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners, independent accountants and external consultants subject our practices to additional scrutiny, further strengthening the process.

We maintain an enterprise-wide risk management program in an effort to enable the identification of all significant risks to the FHLBank and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. Enterprise risk management (ERM) is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. Our ERM program is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate board of director oversight. Our Board of Directors plays an active role in the ERM process by establishing a risk philosophy and risk appetite for the FHLBank as well as regularly reviewing risk management policies and reports on controls. A Risk Oversight Committee of the Board of Directors assists the Board in fulfilling its fiduciary responsibilities by providing oversight of our ERM program, including monitoring and evaluating our enterprise risk exposure. In addition to the annual and periodic business unit risk assessment reports, the Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, the Asset/Liability Committee, the Credit Underwriting Committee, the Disclosure Committee, the Market Risk Analysis Committee and the Operations Risk Committee oversee our risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

Credit risk arises partly as a result of lending and Acquired Member Assets (AMA) activities (members’ CE obligations on mortgage loans acquired through the MPF Program). We manage our exposure to credit risk on advances, letters of credit and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act), a member’s investment in our capital stock is pledged as additional collateral for the member’s advances and other credit obligations (e.g., letters of credit, CE obligations, etc.). We can also call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the First Loss Account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. See Item 1 – “Business – Mortgage Loans” in the annual report on Form 10-K for additional discussion on the FLA, PMI and SMI. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because the FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, trends that could identify risks with the mortgage loan portfolio are reviewed, including borrower payment history, low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that we hold no mortgage loans that would be considered subprime at origination. Table 32 presents the unpaid principal balance and maximum coverage outstanding with third-party PMI for seriously delinquent loans as of March 31, 2011 (in thousands):

Table 32

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Mortgage Guaranty Insurance Co.	Single-B	$2,300	$639
Genworth Mortgage Insurance Corp.	Double-B	1,427	402
Republic Mortgage Insurance Co.	Double-B	1,309	277
United Guaranty Residential Insurance Co.	Triple-B	965	247
Radian Guaranty, Inc.	Single-B	383	103
CMG Mortgage Insurance Co.	Triple-B	272	61
All others4		20,089	0
TOTAL		$26,745	$1,729
__________
1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of April 30, 2011.
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

4	Represents seriously delinquent mortgage loans without third-party PMI.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio primarily represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on at least a quarterly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by Agencies, CMOs securitized by Agencies, private-label MBS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 18), but all of the downgraded securities have been and are currently paying according to contractual agreements. As of March 31, 2011, approximately 83 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities classified as being backed by subprime mortgage loans are private-label home equity ABS. We do have potential credit risk exposure to ABS that are insured by two of the monoline mortgage insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. At the time the securities were purchased, the insurer was required to be rated no lower than double-A. We monitor the credit ratings daily and capital adequacy, financial performance, and relevant market indicators quarterly for all primary mortgage insurers and secondary mortgage insurers. For master servicers to which we have potential credit risk exposure, ratings are monitored monthly and capital adequacy and financial performance are analyzed annually. See Table 26 under this Item 2 – “Financial Condition – Investments” for coverage amounts and unrecognized losses on private-label ABS covered by monoline mortgage insurance companies on which we are placing reliance. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

We have never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, results in the counterparty owing money to us in excess of delivered collateral. This risk is managed by: (1) executing derivative transactions with experienced counterparties with high credit quality (rated single-A or better); (2) requiring netting of individual derivative transactions with the same counterparty; (3) diversifying derivatives across many counterparties; and (4) executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. The exposure on our derivative transactions is regularly monitored by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. On an annual basis, the pricing model is validated by an independent third-party by comparing a sample of market values generated from our pricing model to a benchmark pricing model and conducting a comprehensive review of our pricing model’s policies and procedures, methodologies, assumptions and controls to comparable industry practices.

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

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on the derivatives, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. Derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of March 31, 2011 is indicated in Table 33 (in thousands):

Table 33
	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Triple-A	$36,000	$2,442	$0	$2,442
Double-A	10,784,848	13,326	0	13,326
Single-A	17,208,295	9,101	0	9,101
Subtotal	28,029,143	24,869	0	24,869
Member Institutions1	223,017	2,503	2,503	0
TOTAL	$28,252,160	$27,372	$2,503	$24,869

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on our behalf or collateral assigned to us as evidenced by a written security agreement and held by the member for our benefit.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2010 is indicated in Table 34 (in thousands):

Table 34
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

Table 35 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the lowest rating published by Moody’s or S&P is used) as of March 31, 2011:

Table 35

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	Double-A	47.6%
UBS AG	Single-A	14.0
Deutsche Bank AG	Single-A	12.2
Bank of America NA	Single-A	10.4
Rabobank International	Triple-A	9.8
Citi Swapco Inc.	Double-A	6.0

Table 36 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the lowest rating published by Moody’s or S&P is used) as of December 31, 2010:

Table 36

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	Double-A	54.9%
Bank of America NA	Single-A	12.4
Rabobank International	Triple-A	11.2
UBS AG	Single-A	10.4
Citi Swapco Inc.	Double-A	6.3
All other counterparties		4.8

Liquidity Risk Management: Maintaining the ability to meet our obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is our primary objective of managing liquidity risk. We seek to be in a position to meet our customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We have remained in compliance with each of these liquidity requirements throughout the first three months of 2011.

We generally maintained stable access to the capital markets throughout the first three months of 2011. Short-term discount note yields declined and LIBOR spreads on most swapped consolidated obligation bonds improved slightly from the end of 2010. Factors driving the decline in discount note rates include: (1) decrease in supply of competing instruments, including Treasury bills; (2) flight to quality from geopolitical events in Europe, Japan and the Middle East; and (3) strong support of GSE obligations in the U.S. Treasury Department’s White Paper on GSE reform issued during the first quarter of 2011. The supply of U.S. Treasury bills has declined primarily as a result of a $195 billion reduction in the Treasury Department’s SFP since the beginning of the year. Issuance was reduced in order to reduce debt levels under the current U.S. debt ceiling. Additionally, regular U.S. Treasury bill supply might decline further due to debt ceiling constraints and seasonal pay downs resulting from tax payments. This reduction in U.S. Treasury bill supply has resulted in a reduction of collateral available for repurchase agreements, which has caused a decline in repo rates and in turn has generally resulted in a decline in rates for other short-term investment instruments. Some reasons that collateral available for repo has declined include collateral scarcity resulting from the Federal Reserve Bank’s asset purchase program and the reduction in SFP bill issuance. While our swapped funding costs improved slightly during the first three months of 2011, the LIBOR swap curve remains fairly tight to our funding curve resulting in relative LIBOR spreads on swapped consolidated obligations that are generally less attractive on a historical basis. For additional discussion of the overall financial market environment affecting liquidity, see this Item 2 – “Financial Market Trends.”

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Regulatory and Legislative Developments
Dodd-Frank Act. As discussed under Legislation and Regulatory Developments in our 2010 Form 10-K, the Dodd-Frank Act will likely impact our business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their liquidity and housing finance missions. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the FHLBank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the FHLBank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, clearing swaps is likely to result in a concentration of credit risk to the third-party central clearinghouse.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low risk financial end users.” Pursuant to additional Finance Agency provisions, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the FHLBank and thus also make uncleared trades more costly.

The Commodity Futures Trading Commission (CFTC) has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer basis. However, in conjunction with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be comingled with all collateral posted by other customers of the clearing member. To the extent that the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the Securities and Exchange Commission (SEC). Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” as a result of the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the greatest majority of our derivative transactions. However, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer based on the intermediated derivative transactions that we have historically entered into with our members.

The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will or will not be regulated as “swaps.” However, it remains unclear how the final rule will treat certain advance products with members that may contain terms and conditions similar in manner to certain derivatives. Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer, the proposed regulation would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon the CFTC's approval of such application, the hedging activities of the FHLBank would not be subject to the full requirements that will generally be imposed on those fully designated as swap dealers.

We, together with the other FHLBanks, are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act that may affect us will become effective until the latter half of 2011 and delays beyond that time are possible.

Finance Agency Issues Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the Finance Agency published a final regulation on reporting of fraudulent financial instruments. The final regulation implements Section 1379E of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, as amended by the Recovery Act, which subjects the FHLBanks to both fraud reporting and internal control requirements. The final regulation requires Fannie Mae, Freddie Mac and the FHLBanks (collectively, Regulated Entities) to establish and maintain adequate and efficient controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud in connection with the purchase or sale of any loan or financial instrument.

On March 29, 2011, the Finance Agency issued Regulatory Policy Guidance on the Reporting of Fraudulent Financial Instruments. The Regulatory Policy Guidance sets forth the Finance Agency’s guidance to the Regulated Entities under the Finance Agency’s regulation on Reporting of Fraudulent Finance Instruments. The Guidance requires each Regulated Entity to develop and implement or enhance existing reporting structures, policies, procedures, internal controls, and operational training programs to sufficiently discover and report fraud or possible fraud. The guidance became effective upon issuance.

Finance Agency Issues Proposed Rule on Incentive-based Compensation Arrangements. On April 14, 2011, the Finance Agency, in conjunction with the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Office of Thrift Supervision, the National Credit Union Administration, and the SEC (the Agencies), issued a proposed rule on incentive-based compensation arrangements. The proposed rule implements Section 956 of the Dodd-Frank Act, which requires the Agencies to prohibit incentive-based compensation arrangements, or any feature of any such arrangement, at certain institutions, including the FHLBank, that the Agencies determine encourage inappropriate risks by a financial institution by providing excessive compensation or that could expose the institution to inappropriate risks that could lead to a material financial loss. The proposed rule would prohibit excessive compensation and also would prohibit us from establishing or maintaining any type of incentive-based compensation arrangement, or any feature of any such arrangement, that encourages inappropriate risks by the FHLBank, by providing incentive-based compensation to any executive officer, employee or director that could lead to material financial loss to the FHLBank. In addition to identifying certain requirements for all incentive-based compensation arrangements, the proposed rule establishes certain deferral requirements for incentive-based compensation for executive officers. The proposed rule identifies executive officers as the president, the chief financial officer, and the three other most highly compensated officers, and any other officer as identified by the Director of the Finance Agency. An incentive-based compensation arrangement for an executive officer must provide for: (i) at least 50 percent of the annual incentive-based compensation of the executive officer to be deferred over a period of no less than three years, with the release of deferred amounts to occur no faster than on a pro rata basis; and (ii) the adjustment of the amount required to be deferred to reflect actual losses or other measures or aspects of performance that are realized or become better known during the deferral period. Comments on the proposed rule are due by May 31, 2011.

Finance Agency Issues Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule which proposes requiring sponsors of ABS to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing ABS, unless all the assets securitized satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment. Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement. Comments on this proposed rule are due by June 10, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management
We measure interest rate risk exposure by various methods, including the calculation of DOE and market value of equity (MVE) in different interest rate scenarios.

Duration of Equity: DOE aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical MVE to changes in interest rates. However, MVE should not be considered indicative of our market value as a going concern or our value in a liquidation scenario. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives. A positive DOE generally indicates a degree of interest rate risk exposure in a rising interest rate environment, and a negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of MVE in response to changing interest rates. That is, if we have a DOE of 3.0, a 100 basis point (one percent) increase in interest rates would cause our MVE to decline by approximately three percent whereas a 100 basis point decrease in interest rates would cause our MVE to increase by approximately three percent. However, it should be noted that a decline in MVE does not translate directly into a decline in near-term income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing our sensitivity of market value to changes in interest rates provides a measure of the interest rate risk we take.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. Even though all of our DOE measurements are inside Board of Director established operating ranges as of March 31, 2011, we continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our ongoing evaluation processes for determining acceptable future asset/liability management actions.

We typically maintain a DOE within the above ranges through management of the durations of assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in our balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that management and the Board of Directors consider prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. As set forth in our Risk Appetite Statement, we typically manage the current base DOE to remain in the range of ±2.5 and DOE in the ±200 basis point interest rate shock scenarios to remain in the range of ±4.0. When DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, we may purchase interest rate caps that have the effect of removing those MBS cap limits. We would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing DOE. Further, if an increase in DOE were due to the extension of mortgage loans, MBS or new advances to members, the more appropriate action would be to add new long-term liabilities to the balance sheet to offset the lengthening asset position.

Table 37 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios for recent quarter-end dates:

Table 37

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2011	1.8	0.0	-1.0	1.7	-2.9
12/31/2010	1.4	-0.3	-1.7	1.1	-1.0
09/30/2010	-1.4	-2.5	-1.8	-0.6	0.3
06/30/2010	-0.2	-1.0	0.3	-0.8	-0.7
03/31/2010	1.8	0.3	2.2	1.7	-0.7

The DOE as of March 31, 2011 decreased in the base scenario (became less negative) and increased in the up 200 basis point (became more positive) and the down 200 basis point (became more negative) instantaneous shock scenarios from December 31, 2010. All DOE results continue to remain inside or at our operating range of ±2.5 in the base scenario and ±5.0 in the ±200 basis point interest rate shock scenarios. The primary factors contributing to the changes in duration were the continued growth in the MPF portfolio, the continued improvement in market prices of MBS investments held and asset/liability actions taken by management, including the effects of longer callable consolidated obligation bonds with shorter lock-out periods and the remaining 10-year U.S. Treasury note position purchased during the fourth quarter 2010 to effectively lengthen the duration of our assets.

The continued growth in the MPF portfolio during the first quarter of 2011 significantly lengthened the duration profile of assets since new production loans generally have a longer duration than existing assets and typically provide a net positive duration impact for the portfolio. As the interest rate environment increased slightly during the first quarter of 2011, projected prepayments for the MBS/CMO and MPF portfolios decreased, causing the duration of these portfolios to lengthen. In addition, the lengthening of these portfolios was magnified as the level of advances continued to decline during the period causing balance sheet composition changes. For instance, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the MPF portfolio balance continued to increase throughout the quarter and as rates increased, the duration of the portfolio lengthened. This duration lengthening was then magnified as the MPF portfolio became a larger portion of the balance sheet, both from the net growth in the portfolio and as the balance sheet shrank. As discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances,” the overall balance of advances during the period again experienced a steady decline, further leading to the MPF portfolio becoming a larger portion of the balance sheet. A similar shift occurred on the liability side of the balance sheet as issuance of unswapped callable consolidated obligation bonds continued in response to the MPF portfolio growth and a continued issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity.

As the MPF portfolio became a larger portion of the balance sheet (increased balances and lower total assets) and as the duration of the MPF portfolio lengthened as interest rates increased and as higher rate MPF loans were prepaid and replaced with lower rate MPF loans during the first quarter of 2011, continued asset/liability management action regarding the $300 million 10-year U.S. Treasury note position included two separate sales of $100 million position blocks. These actions lessened the asset duration profile; however, with the changing duration profile of the MPF portfolio, the net impact on DOE was an increase in asset duration. The 10-year U.S. Treasury note position was the result of asset/liability management actions taken in response to increased concern about the relative level and increasing negative directional movements of DOE during the fourth quarter of 2010.

The slight net DOE increase in the down 200 basis point instantaneous shock scenario is generally a function of the compositional changes in the balance sheet as mentioned above. In addition, the liability portfolio duration declined less rapidly than the asset portfolio duration. In other words, the liability portfolio duration was slightly less sensitive to changes in rates than the duration profile of the assets. This sensitivity, or convexity, was partially driven by the compositional changes as described above, and led to a net decrease in DOE in the base scenario. This sensitivity was also heightened by the absolute level of rates and the zero boundary methodology as discussed above. Since the absolute level of interest rates are at or near historic lows, an instantaneous parallel shock of down 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results. These near zero duration results should be viewed in the context of the broader risk profile of the base and up 200 basis point interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE.

Our current and past purchases of interest rate caps and floors tend to partially offset the negative convexity of mortgage assets and the effects of the interest rate caps embedded in the Agency variable rate MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge and provide an offset risk response to the risk profile changes in the Agency variable rate CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay with established policy limits.

When comparing March 31, 2010 with March 31, 2011, the duration profile shifted in large part from the compositional changes mentioned above, as well as the behavior of the balance sheet as the term structure of interest rates increased and as assets and associated capital levels declined during the period. These declines cause the respective portfolio equity based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned MPF portfolio shift.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.6 month and -1.0 month as of March 31, 2011 and December 31, 2010, respectively. Again, the decrease in duration gap during the first three months of 2011 was primarily the result of the changes in the MPF portfolio and compositional changes in our balance sheet as discussed previously. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics are frequently issued. The duration of callable consolidated obligation bonds shorten when interest rates decrease and lengthen when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We also use purchased interest rate caps, floors and swaptions to manage the duration of assets and liabilities. For example, in rising interest rate environments, we may purchase out-of-the-money caps to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage our overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS is a reasonable measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates that MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; and (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 38 presents MVE as a percent of TRCS for recent quarter-end reporting periods. As of March 31, 2011, all scenarios are well within the specified limits as described above and much of the improvement in the ratio can be attributed to the continued increase in MBS market values and the decrease in capital levels.

Table 38

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2011	135	137	135	135	135
12/31/2010	133	133	132	131	130
09/30/2010	125	122	119	119	118
06/30/2010	119	118	117	117	115
03/31/2010	113	113	113	117	118

Detail of Derivative Instruments by Type of Instrument by Type of Risk: We use various types of derivative instruments to mitigate the interest rate risks described in the preceding sections. We currently employ derivative instruments by utilizing them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For all new hedge accounting relationships, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our hedges receiving hedge accounting. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 39 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of March 31, 2011 (in thousands):

Table 39

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,422,328	$(148,262)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,627,981	(248,828)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	249,000	(1,655)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,261,320	(141,967)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	7,110,533	104,172
Variable rate investments	Interest rate floor	Limit duration of equity risk in a declining interest rate environment	Economic Hedge	300,000	12,109
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	91,017	244
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	617,981	2,665
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,605,000	213,488
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index to limit duration of equity risk	Economic Hedge	100,000	1,725
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,015,000	28,861
Callable step-up or step-down consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,998,000	(12,663)
Complex consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index	Fair Value Hedge	531,500	(11,775)
Variable rate consolidated obligation bonds	Receive float, pay floating interest rate swap	Reduce the risk of changes in interest rates increasing cost of funds	Economic Hedge	2,058,500	(10,428)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	150,000	41
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	114,000	0
TOTAL				$28,252,160	$(212,273)

Table 40 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2010 (in thousands):

Table 40

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,460,328	$(181,429)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,952,881	(295,632)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	189,000	(1,486)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,361,320	(176,166)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	7,175,533	109,076
Variable rate investments	Interest rate floor	Limit duration of equity risk in a declining interest rate environment	Economic Hedge	300,000	14,823
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	143,339	(1,233)
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	979,899	3,581
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	5,275,000	241,432
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index to limit duration of equity risk	Economic Hedge	100,000	2,847
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,050,000	33,651
Callable step-up or step-down consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,773,000	3,609
Complex consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index	Fair Value Hedge	220,000	(8,048)
Variable rate consolidated obligation bonds	Receive float, pay floating interest rate swap	Reduce the risk of changes in interest rates increasing cost of funds	Economic Hedge	2,038,500	(10,095)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	150,000	50
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	114,000	0
TOTAL				$29,282,800	$(265,020)

Item 4: Controls and Procedures

Disclosure Controls and Procedures
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the credit standing of other FHLBanks, including the credit ratings assigned to those FHLBanks, could adversely affect us. The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one or more of the other 11 FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s. On April 20, 2011, S&P reaffirmed its AAA/A-1+ rating of the consolidated obligations of the FHLBanks and revised its outlook to negative from stable, reflecting the revision by S&P of the outlook on the United States of America to negative from stable. On that same date, S&P reaffirmed its AAA/A-1+ rating for FHLBank Topeka and nine other FHLBanks, but revised its outlook to negative from stable. The outlooks on FHLBank of Chicago and FHLBank of Seattle were not affected. Both FHLBank of Chicago and FHLBank of Seattle had ratings of AA+, and FHLBank of Seattle was on negative outlook by S&P. All 12 FHLBanks were rated Aaa by Moody’s. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue consolidated obligations for our benefit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. (Reserved and removed)

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1
Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.

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

Federal Home Loan Bank of Topeka

Date: May 12, 2011	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: May 12, 2011	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)