Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Topeka
filed 2011-08-11
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 08/10/2011
Class A Stock, par value $100	6,274,239
Class B Stock, par value $100	7,965,205

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
▪
Governmental actions, including legislative, regulatory or other developments that affect the FHLBank, its members, counterparties, or investors, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act);

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

▪	Changes in the credit standing of the United States government, the FHLBank and the other FHLBanks, including the credit ratings assigned to each;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$337,105	$260
Interest-bearing deposits	85	24
Federal funds sold	1,115,000	1,755,000

Investment securities:
Trading securities (Note 3)	6,192,854	6,334,939
Held-to-maturity securities1 (Note 3)	5,792,280	6,755,978
Total investment securities	11,985,134	13,090,917

Advances (Notes 4 and 6)	17,632,682	19,368,329
Mortgage loans held for sale (Notes 5 and 6)	0	120,525

Mortgage loans held for portfolio (Notes 5 and 6):
Mortgage loans held for portfolio	4,574,535	4,175,817
Less allowance for credit losses on mortgage loans	(3,420)	(2,911)
Mortgage loans held for portfolio, net	4,571,115	4,172,906

Accrued interest receivable	87,432	93,341
Premises, software and equipment, net	11,706	12,609
Derivative assets (Note 7)	26,145	26,065
Other assets	59,286	66,091

TOTAL ASSETS	$35,825,690	$38,706,067

LIABILITIES AND CAPITAL
Liabilities:
Deposits (Note 8):
Interest-bearing	$1,726,960	$1,177,104
Non-interest-bearing	20,620	32,848
Total deposits	1,747,580	1,209,952

Consolidated obligations, net (Note 9):
Discount notes	9,785,708	13,704,542
Bonds	22,105,848	21,521,435
Total consolidated obligations, net	31,891,556	35,225,977

Mandatorily redeemable capital stock (Note 12)	13,535	19,550
Accrued interest payable	122,402	128,551
Affordable Housing Program (Note 10)	35,976	39,226
Payable to Resolution Funding Corp. (REFCORP) (Note 11)	5,792	8,014
Derivative liabilities (Note 7)	232,910	255,707
Other liabilities	33,974	35,612

TOTAL LIABILITIES	34,083,725	36,922,589

Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited (continued)
(In thousands, except par value)
	June 30, 2011	December 31, 2010
Capital (Note 12):
Capital stock outstanding – putable:
Class A ($100 par value; 5,921 and 5,934 shares issued and outstanding)	592,119	593,386
Class B ($100 par value; 7,855 and 8,610 shares issued and outstanding)	785,496	861,010
Total capital stock	1,377,615	1,454,396

Retained earnings	386,529	351,754

Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(18,976)	(19,291)
Defined benefit pension plan – net loss	(3,203)	(3,381)
Total accumulated other comprehensive income (loss)	(22,179)	(22,672)

TOTAL CAPITAL	1,741,965	1,783,478

TOTAL LIABILITIES AND CAPITAL	$35,825,690	$38,706,067

1	Fair value: $5,791,136 and $6,744,289 as of June 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest-bearing deposits	$27	$39	$61	$70
Federal funds sold	560	1,155	1,619	2,172
Trading securities	19,461	23,324	41,670	46,361
Held-to-maturity securities	25,418	42,652	54,364	83,655
Advances	38,585	49,672	80,449	99,082
Prepayment fees on terminated advances	1,157	7,586	1,945	7,955
Mortgage loans held for sale	595	0	2,142	0
Mortgage loans held for portfolio	48,694	42,529	95,052	84,173
Overnight loans to other Federal Home Loan Banks	0	0	1	1
Other	551	652	1,157	1,357
Total interest income	135,048	167,609	278,460	324,826

INTEREST EXPENSE:
Deposits	630	728	1,243	1,272
Consolidated obligations:
Discount notes	2,479	6,436	7,053	10,070
Bonds	76,892	88,862	155,488	178,660
Overnight loans from other Federal Home Loan Banks	2	3	3	3
Mandatorily redeemable capital stock (Note 12)	50	59	104	121
Other	96	185	239	417
Total interest expense	80,149	96,273	164,130	190,543

NET INTEREST INCOME	54,899	71,336	114,330	134,283
Provision for credit losses on mortgage loans (Note 6)	344	197	909	956
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	54,555	71,139	113,421	133,327

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(2,924)	(1,394)	(4,227)	(17,482)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	2,203	(559)	1,773	14,097
Net other-than-temporary impairment losses on held-to-maturity securities	(721)	(1,953)	(2,454)	(3,385)
Net gain (loss) on trading securities (Note 3)	19,936	44,794	3,567	48,119
Net gain (loss) on derivatives and hedging activities (Note 7)	(33,223)	(94,157)	(30,246)	(179,540)
Net realized gain (loss) on sale of mortgage loans held for sale (Note 5 and 6)	4,425	0	4,425	0
Service fees	1,209	1,371	2,482	2,697
Other	1,184	1,266	2,351	2,111
Total other income (loss)	(7,190)	(48,679)	(19,875)	(129,998)

OTHER EXPENSES:
Compensation and benefits	8,527	6,482	15,426	12,486
Other operating	3,453	3,510	6,992	6,552
Finance Agency	823	358	2,312	779
Office of Finance	443	369	1,190	960
Other	1,835	1,683	2,504	2,084
Total other expenses	15,081	12,402	28,424	22,861

INCOME (LOSS) BEFORE ASSESSMENTS	32,284	10,058	65,122	(19,532)

Affordable Housing Program (Note 10)	2,655	0	5,341	0
REFCORP (Note 11)	5,792	0	11,822	0
Total assessments	8,447	0	17,163	0

NET INCOME (LOSS)	$23,837	$10,058	$47,959	$(19,532)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2011 AND 2010 – Unaudited
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	32	3,229	540	53,990			57,219
Comprehensive income (loss):
Net income (loss)					(19,532)
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(16,398)
Reclassification of non-credit portion included in net income						2,301
Accretion of non-credit portion						1,572
Defined benefit pension plan:
Amortization of prior service cost						(3)
Amortization of net loss						91
Total comprehensive income (loss)							(31,969)
Net reclassification of shares to mandatorily redeemable capital stock	(10)	(1,025)	(941)	(94,104)			(95,129)
Net transfer of shares between Class A and Class B	116	11,633	(116)	(11,633)			0
Dividends on capital stock (Class A – 0.8%, Class B – 3.0%):
Cash payment					(166)		(166)
Stock issued			206	20,607	(20,607)		0
BALANCE – JUNE 30, 2010	3,074	$307,391	12,780	$1,278,002	$314,770	$(24,298)	$1,875,865
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED JUNE 30, 2011 AND 2010 – Unaudited (continued)
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	$351,754	$(22,672)	$1,783,478
Proceeds from issuance of capital stock	46	4,657	412	41,238			45,895
Repurchase/redemption of capital stock			(25)	(2,545)			(2,545)
Comprehensive income (loss):
Net income (loss)					47,959
Other comprehensive income (loss):
Net non-credit potion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(3,488)
Reclassification of non-credit portion included in net income						1,715
Accretion of non-credit portion						2,088
Defined benefit pension plan:
Amortization of net loss						178
Total comprehensive income (loss)							48,452
Net reclassification of shares to mandatorily redeemable capital stock	(1,144)	(114,435)	(187)	(18,674)			(133,109)
Net transfer of shares between Class A and Class B	1,085	108,511	(1,085)	(108,511)			0
Dividends on capital stock (Class A – 0.4%, Class B –3.0%):
Cash payment					(206)		(206)
Stock issued			130	12,978	(12,978)		0
BALANCE – JUNE 30, 2011	5,921	$592,119	7,855	$785,496	$386,529	$(22,179)	$1,741,965
__________
1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)
	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,959	$(19,532)

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(20,182)	(7,703)
Concessions on consolidated obligation bonds	3,100	7,876
Premiums and discounts on investments, net	(1,406)	(1,633)
Premiums and discounts on advances, net	(14,909)	(7,998)
Premiums, discounts and deferred loan costs on mortgage loans, net	2,943	946
Fair value adjustments on hedged assets or liabilities	14,131	8,089
Premises, software and equipment	1,438	2,090
Other	178	88
Provision for credit losses on mortgage loans	909	956
Non-cash interest on mandatorily redeemable capital stock	100	119
Net other-than-temporary impairment losses on held-to-maturity securities	2,454	3,385
Net realized (gain) loss on sale of mortgage loans held for sale	(4,425)	0
Net realized (gain) loss on disposals of premises, software and equipment	(6)	20
Other (gains) losses	69	(67)
Net (gain) loss on trading securities	(3,567)	(48,119)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	37,406	72,411
(Increase) decrease in accrued interest receivable	5,921	6,293
Change in net accrued interest included in derivative assets	1,302	(2,091)
(Increase) decrease in other assets	(869)	(1,513)
Increase (decrease) in accrued interest payable	(6,155)	(7,800)
Change in net accrued interest included in derivative liabilities	(1,795)	(2,100)
Increase (decrease) in Affordable Housing Program liability	(3,250)	(3,780)
Increase (decrease) in REFCORP liability	(2,222)	(11,556)
Increase (decrease) in other liabilities	3,031	3,042
Total adjustments	14,196	10,955
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	62,155	(8,577)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(33,411)	(12,090)
Net (increase) decrease in Federal funds sold	640,000	(2,039,000)
Net (increase) decrease in short-term trading securities	(340,460)	510,884
Proceeds from sale of long-term trading securities	284,445	152,435
Proceeds from maturities of and principal repayments on long-term trading securities	201,376	84,990
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	968,256	1,659,704
Purchases of long-term held-to-maturity securities	0	(2,375,111)
Principal collected on advances	15,646,928	22,990,689
Advances made	(13,909,090)	(21,639,456)
Proceeds from sale of mortgage loans held for sale	111,444	0
Principal collected on mortgage loans	347,287	246,141
Purchase or origination of mortgage loans	(736,497)	(482,212)
Proceeds from sale of foreclosed assets	3,341	3,754
Principal collected on other loans made	850	795
Proceeds from sale of premises, software and equipment	24	55
Purchases of premises, software and equipment	(553)	(763)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,183,940	(899,185)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited (continued)
(In thousands)
	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$525,827	$947,981
Net proceeds from issuance of consolidated obligations:
Discount notes	38,461,153	57,112,589
Bonds	4,618,498	9,686,390
Payments for maturing and retired consolidated obligations:
Discount notes	(42,375,720)	(53,092,837)
Bonds	(4,001,900)	(14,122,577)
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	0	142
Net interest payments received (paid) for financing derivatives	(36,028)	(52,646)
Proceeds from issuance of capital stock	45,895	57,219
Payments for repurchase/redemption of capital stock	(2,545)	0
Payments for repurchase of mandatorily redeemable capital stock	(139,224)	(89,458)
Cash dividends paid	(206)	(166)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,909,250)	441,637
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	336,845	(466,125)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260	494,553
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337,105	$28,428

Supplemental disclosures:
Interest paid	$179,146	$197,172

Affordable Housing Program payments	$8,685	$3,895

REFCORP payments	$14,044	$11,556

Net transfers of mortgage loans to real estate owned	$1,783	$3,599

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
June 30, 2011

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

▪
Class of financing receivable represents a subset of the portfolio segment that is determined on the basis of initial measurement attribute, risk characteristics and the FHLBank’s method of monitoring and assessing credit risk. In addition to the portfolio disclosures, the guidance requires the FHLBank to provide disclosures by class of financing receivable that include: (1) the recorded investment in impaired loans and the amount of recorded investment in which there is a related allowance for credit losses determined on an individual loan impairment basis; (2) the recorded investment in impaired loans for which there is no related allowance for credit losses determined on an individual loan impairment basis; (3) the total unpaid principal balance (UPB) of the impaired loans along with the FHLBank’s policy for determining which loans are assessed for impairment on an individual loan basis; (4) the factors considered in determining if a loan is impaired; (5) qualitative and quantitative information about troubled debt restructurings; and (6) qualitative and quantitative information related to modified loans that have defaulted within 12 months of the modification.

The disclosure guidance that is applicable to activity that occurs during a reporting period was effective for the first interim or annual period beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank) and the remaining disclosures were effective for the first interim or annual period ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). In January 2011, the FASB issued an amendment to this accounting guidance which deferred the effective date of disclosures about troubled debt restructurings. The deferral in this amendment was effective upon issuance. In April 2011, the FASB issued an additional amendment to this guidance that eliminated the deferral of the disclosures related to troubled debt restructurings and provided expanded guidance of what constitutes a troubled debt restructuring. This amendment is effective for public companies for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank), and will be applied retroactively to the beginning of the annual period of adoption. Measuring impairment on receivables considered impaired under the new guidance will occur prospectively for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank). Receivables considered impaired based on the new guidance that were previously impaired using a pool level assessment will require disclosure in periods after the adoption of this amendment. Comparative disclosures are not required in the period of initial adoption for any previous period presented. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

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

Fair Value Measurement – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs: In May 2011, the FASB issued guidance which represents the converged guidance of FASB and the International Accounting Standards Board (IASB) on fair value measurement and disclosures. In particular, the new guidance: (1) requires the disclosure of the level within the fair value hierarchy level for financial instruments that are not measured at fair value but for which the fair value is required to be disclosed; (2) expands level 3 fair value disclosures about valuation process and sensitivity of the fair value measurement to changes in unobservable inputs; (3) permits an exception to measure fair value of a net position for financial assets and financial liabilities managed on a net position basis; and (4) clarifies that the highest and best use measurement is only applicable to nonfinancial assets. This amendment is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) with early application not permitted. The adoption of this guidance will result in increased financial statement disclosures, but is not expected to impact the FHLBank’s financial condition, results of operations or cash flows.

Comprehensive Income – Presentation of Comprehensive Income: In June 2011, the FASB issued guidance which requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated by this new guidance. The FHLBank has preliminarily decided to present non-owner changes using the two-statement approach. The two-statement approach requires the first statement to present total net income and its components followed, consecutively, by a second statement that presents total other comprehensive income, the components of other comprehensive income, and total comprehensive income. The guidance will be applied retrospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) with early adoption permitted. The adoption of this guidance will result in new presentation within the Statements of Income and the Statements of Capital, but will not impact the FHLBank’s financial condition, overall results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of June 30, 2011 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$2,064,650	$0	$0	$0	$0	$0	$0
Certificates of deposit	2,379,972	0	0	0	0	0	0
FHLBank1 obligations	122,414	0	0	0	0	0	0
Fannie Mae2 obligations	348,430	0	0	0	0	0	0
Freddie Mac2 obligations	887,415	0	0	0	0	0	0
State or local housing agency obligations	0	92,488	0	92,488	9	12,472	80,025
Subtotal	5,802,881	92,488	0	92,488	9	12,472	80,025
Mortgage-backed securities:
Fannie Mae residential2	228,951	2,264,210	0	2,264,210	24,439	1,789	2,286,860
Freddie Mac residential2	159,572	2,416,373	0	2,416,373	24,035	1,268	2,439,140
Ginnie Mae residential3	1,450	20,275	0	20,275	1,397	1	21,671
Private-label mortgage-backed securities:
Residential loans	0	957,407	18,429	975,836	6,360	62,319	919,877
Commercial loans	0	39,976	0	39,976	1,286	0	41,262
Home equity loans	0	1,551	547	2,098	373	170	2,301
Mortgage-backed securities	389,973	5,699,792	18,976	5,718,768	57,890	65,547	5,711,111
TOTAL	$6,192,854	$5,792,280	$18,976	$5,811,256	$57,899	$78,019	$5,791,136

1	See Note 17 for transactions with other FHLBanks.
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

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of June 30, 2011. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$42,670	$5,874	$25,413	$6,598	$68,083	$12,472
Subtotal	42,670	5,874	25,413	6,598	68,083	12,472
Mortgage-backed securities:
Fannie Mae residential1	120,055	357	330,550	1,432	450,605	1,789
Freddie Mac residential1	108,624	144	296,399	1,124	405,023	1,268
Ginnie Mae residential2	702	1	0	0	702	1
Private-label mortgage-backed securities:
Residential loans	21,831	198	449,772	62,121	471,603	62,319
Home equity loans	806	42	446	128	1,252	170
Mortgage-backed securities	252,018	742	1,077,167	64,805	1,329,185	65,547
TOTAL TEMPORARILY IMPAIRED SECURITIES	$294,688	$6,616	$1,102,580	$71,403	$1,397,268	$78,019
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

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

Redemption Terms: The fair values of trading securities and the amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2011 and December 31, 2010 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Trading		Held-to-maturity
	06/30/2011	12/31/2010	06/30/2011			12/31/2010
	Fair Value	Fair Value	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$4,648,730	$4,360,368	$0	$0	$0	$0	$0	$0
Due after one year through five years	450,081	274,798	0	0	0	0	0	0
Due after five years through 10 years	704,070	1,258,131	5,545	5,545	5,547	5,740	5,740	5,742
Due after 10 years	0	0	86,943	86,943	74,478	93,272	93,272	80,526
Subtotal	5,802,881	5,893,297	92,488	92,488	80,025	99,012	99,012	86,268
Mortgage-backed securities	389,973	441,642	5,718,768	5,699,792	5,711,111	6,676,257	6,656,966	6,658,021
TOTAL	$6,192,854	$6,334,939	$5,811,256	$5,792,280	$5,791,136	$6,775,269	$6,755,978	$6,744,289

As of June 30, 2011 and December 31, 2010, 23.4 percent and 25.5 percent, respectively, of the FHLBank’s fixed rate trading securities were swapped to a floating rate.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of June 30, 2011 and December 31, 2010 (in thousands):

	06/30/2011	12/31/2010
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$23,563	$26,637
Variable rate	68,925	72,375
Subtotal	92,488	99,012

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	371	435
Variable rate	5,134	5,409
Collateralized mortgage obligations:
Fixed rate	906,371	1,205,791
Variable rate	4,806,892	5,464,622
Subtotal	5,718,768	6,676,257
TOTAL	$5,811,256	$6,775,269

The carrying value of the FHLBank’s mortgage-backed securities (MBS) included net discounts of $30,949,000, of which $8,296,000 represented credit related impairment discount and $18,976,000 represented non-credit related impairment discount, as of June 30, 2011. The carrying value of the FHLBank’s MBS included net discounts of $30,507,000, of which $5,938,000 represented credit related impairment discount and $19,291,000 represented non-credit related impairment discount, as of December 31, 2010. No premiums or discounts were recorded on other held-to-maturity securities as of June 30, 2011 and December 31, 2010.

Gains and Losses: Net realized and unrealized gains (losses) on trading securities during the three- and six-month periods ended June 30, 2011 and 2010 were as follows (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Net unrealized gains (losses) on trading securities held at June 30, 2011	$16,750	$43,184	$4,359	$48,714
Net unrealized gains (losses) on trading securities sold or matured prior to June 30, 2011	3,186	1,610	(792)	(595)
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$19,936	$44,794	$3,567	$48,119

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

For state and local housing agency obligations, the FHLBank determined that, as of June 30, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of June 30, 2011, all of the gross unrealized losses on its Agency MBS are temporary.

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

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally-Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of June 30, 2011, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

An OTTI cash flow analysis is run by the FHLBank of San Francisco for each of the FHLBank’s remaining private-label MBS using the FHLBank System’s common platform and agreed-upon assumptions. For certain private-label MBS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI.

The evaluation includes estimating projected cash flows that are likely to be collected based on assessments of all available information about each individual security, the structure of the security and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security based on underlying borrower and loan characteristics, expected housing price changes and interest rate assumptions, to determine whether the FHLBank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the FHLBank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred.

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning April 1, 2011 followed in each case by a three-month period of flat prices. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

As a result of these security-level evaluations, the projected cash flows as of June 30, 2011 on 17 private-label MBS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. Credit losses were recognized in earnings upon initial impairment on all of these securities because the present value of the expected cash flows was less than the amortized cost. Two additional securities that have been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The 19 securities on which OTTI charges have been recorded included 10 private-label MBS that were initially identified as other-than-temporarily impaired prior to 2011, 7 private-label MBS that were first identified as other-than-temporarily impaired in the first quarter of 2011 and 2 private-label MBS that were first identified as other-than-temporarily impaired in the second quarter of 2011. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in other comprehensive income (OCI) is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the 19 OTTI securities.

For those securities for which an OTTI was determined to have occurred as of June 30, 2011 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2005	6.8%	6.8%	13.1%	13.1%	34.7%	34.7%	4.4%	4.4%

Alt-A:
2004 and prior	13.8	13.8	23.3	23.3	45.5	45.5	9.6	9.6
2005	10.4	7.7-11.8	25.4	16.2-64.6	44.0	39.7-45.5	6.6	2.7-20.1
Total Alt-A	10.9	7.7-13.8	25.1	16.2-64.6	44.2	39.7-45.5	7.0	2.7-20.1

TOTAL	10.5%	6.8-13.8%	24.1%	13.1-64.6%	43.4%	34.7-45.5%	6.8%	2.7-20.1%

Home Equity Loans
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	2.8%	2.8%	14.2%	14.2%	85.1%	85.1%	65.4%	65.4%

For the 6 private-label securities on which OTTI charges were recognized during the three-month period ended June 30, 2011, the FHLBank’s reported balances as of June 30, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$4,623	$4,604	$4,304	$4,507
Alt-A	51,318	46,419	30,846	32,030
Total private-label residential MBS	55,941	51,023	35,150	36,537

Home equity loans:
Subprime	882	216	130	255
TOTAL	$56,823	$51,239	$35,280	$36,792

For the 19 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of June 30, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$74,119	$72,929	$71,145	$72,680
Alt-A	53,888	48,989	32,344	33,528
Total private-label residential MBS	128,007	121,918	103,489	106,208

Home equity loans:
Subprime	4,643	2,098	1,551	2,301

TOTAL	$132,650	$124,016	$105,040	$108,509

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three- and six-month periods ended June 30, 2011 and 2010 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month Period Ended
	06/30/2011			06/30/2010
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$2	$(2)	$0	$133	$(133)	$0
Alt-A	644	2,280	2,924	1,548	(154)	1,394
Total private-label residential MBS	646	2,278	2,924	1,681	(287)	1,394

Home equity loans:
Subprime	75	(75)	0	272	(272)	0

TOTAL	$721	$2,203	$2,924	$1,953	$(559)	$1,394

	Six-month Period Ended
	06/30/2011			06/30/2010
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$546	$757	$1,303	$256	$253	$509
Alt-A	1,833	1,091	2,924	2,131	14,842	16,973
Total private-label residential MBS	2,379	1,848	4,227	2,387	15,095	17,482

Home equity loans:
Subprime	75	(75)	0	998	(998)	0

TOTAL	$2,454	$1,773	$4,227	$3,385	$14,097	$17,482

The following table presents a roll-forward of OTTI activity for the three- and six-month periods ended June 30, 2011 and 2010 related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in OCI (in thousands):

	Three-month Period Ended
	06/30/2011			06/30/2010
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period	$7,597	$17,639	$25,236	$3,140	$24,042	$27,182
Additional charge on securities for which OTTI was not previously recognized1	63	2,611	2,674	0	0	0
Additional charge on securities for which OTTI was previously recognized1	250	0	250	949	445	1,394
Reclassification adjustment of non-credit portion of OTTI included in net income	408	(408)	0	1,004	(1,004)	0
Amortization of credit component of OTTI2	(22)	0	(22)	65	0	65
Accretion of OTTI related to all other factors	0	(866)	(866)	0	(1,239)	(1,239)
Balance, end of period	$8,296	$18,976	$27,272	$5,158	$22,244	$27,402
__________
1
For the three-month period ended June 30, 2011, securities previously impaired represent all securities that were impaired prior to April 1, 2011. For the three-month period ended June 30, 2010, securities previously impaired represent all securities that were impaired prior to April 1, 2010.

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

	Six-month Period Ended
	06/30/2011			06/30/2010
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period	$5,938	$19,291	$25,229	$2,034	$9,719	$11,753
Additional charge on securities for which OTTI was not previously recognized1	489	3,488	3,977	426	16,398	16,824
Additional charge on securities for which OTTI was previously recognized2	250	0	250	658	0	658
Reclassification adjustment of non-credit portion of OTTI included in net income	1,715	(1,715)	0	2,301	(2,301)	0
Amortization of credit component of OTTI2	(96)	0	(96)	(261)	0	(261)
Accretion of OTTI related to all other factors	0	(2,088)	(2,088)	0	(1,572)	(1,572)
Balance, end of period	$8,296	$18,976	$27,272	$5,158	$22,244	$27,402

1
For the six-month period ended June 30, 2011, securities previously impaired represent all securities that were impaired prior to January 1, 2011. For the six-month period ended June 30, 2010, securities previously impaired represent all securities that were impaired prior to January 1, 2010.

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

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance types with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of June 30, 2011 and December 31, 2010, the FHLBank had advances outstanding at interest rates ranging from 0 percent (AHP advances) to 8.01 percent. The following table presents advances summarized by year of contractual maturity as of June 30, 2011 and December 31, 2010 (in thousands):

	06/30/2011		12/31/2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$2,377,051	1.85%	$2,920,522	1.70%
Due after one year through two years	1,928,950	2.90	1,525,657	2.79
Due after two years through three years	1,493,037	2.55	1,747,226	2.89
Due after three years through four years	1,847,145	2.46	1,407,668	3.53
Due after four years through five years	1,265,195	2.73	1,639,026	1.98
Thereafter	8,274,755	1.81	9,683,160	1.78
Total par value	17,186,133	2.14%	18,923,259	2.10%
Discounts	(33,887)		(48,084)
Hedging adjustments1	480,436		493,154
TOTAL	$17,632,682		$19,368,329
_________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2011 and December 31, 2010 include callable advances totaling $6,250,188,000 and $7,044,658,000, respectively. Of these callable advances, there were $6,232,204,000 and $7,026,484,000 of variable rate advances as of June 30, 2011 and December 31, 2010, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of June 30, 2011 and December 31, 2010, the FHLBank had convertible advances outstanding totaling $3,029,107,000 and $3,560,332,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of June 30, 2011 and December 31, 2010 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	06/30/2011	12/31/2010	06/30/2011	12/31/2010
Due in one year or less	$8,343,730	$9,685,703	$4,727,308	$5,690,629
Due after one year through two years	1,782,577	1,243,941	1,812,125	1,331,857
Due after two years through three years	1,133,750	1,479,576	1,539,562	1,798,151
Due after three years through four years	1,194,815	1,293,831	1,776,045	1,361,793
Due after four years through five years	900,508	1,025,527	1,087,695	1,275,926
Thereafter	3,830,753	4,194,681	6,243,398	7,464,903
TOTAL PAR VALUE	$17,186,133	$18,923,259	$17,186,133	$18,923,259

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of June 30, 2011 and December 31, 2010 (in thousands):

Par Value of Advances	06/30/2011	12/31/2010
Fixed rate:
Due in one year or less	$1,334,285	$1,479,588
Due after one year	8,623,379	9,034,433
Total fixed rate	9,957,664	10,514,021
Variable rate
Due in one year or less	1,042,766	1,440,934
Due after one year	6,185,703	6,968,304
Total variable rate	7,228,469	8,409,238
TOTAL PAR VALUE	$17,186,133	$18,923,259

As of June 30, 2011 and December 31, 2010, 69.6 percent and 70.5 percent, respectively, of the FHLBank’s fixed rate advances were swapped to a floating rate.

NOTE 5 – MORTGAGE LOANS

The Mortgage Partnership Finance (MPF) Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. These mortgage loans are government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) loans and conventional residential loans credit-enhanced by participating financial institutions (PFI). Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Sale: On December 31, 2010, the FHLBank transferred mortgage loans held for portfolio to held for sale based on its intent to sell specifically identified mortgage loans. All of these loans were classified as conventional mortgage loans. The following table presents information as of December 31, 2010 on mortgage loans held for sale (in thousands):

12/31/2010
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

On May 6, 2011, all mortgage loans held for sale were sold at a net gain, which is included in Other Income (Loss) on the Statements of Income. Following are details of the sale (in thousands):

Three- and Six-month Periods Ended 06/30/2011
Net proceeds	$111,444
Cost basis	(107,019)
NET REALIZED GAIN (LOSS) ON SALE OF MORTGAGE LOANS HELD FOR SALE	$4,425

Mortgage Loans Held for Portfolio: The following table presents information as of June 30, 2011 and December 31, 2010 on mortgage loans held for portfolio (in thousands):

	06/30/2011	12/31/2010
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$1,282,910	$1,181,982
Fixed rate, long-term, single-family mortgages	3,242,814	2,952,556
Total unpaid principal balance	4,525,724	4,134,538
Premiums	50,711	43,974
Discounts	(7,648)	(7,497)
Deferred loan costs, net	2,572	2,514
Hedging adjustments2	3,176	2,288
Total before Allowance for Credit Losses on Mortgage Loans	4,574,535	4,175,817
Allowance for Credit Losses on Mortgage Loans	(3,420)	(2,911)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$4,571,115	$4,172,906

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of June 30, 2011 and December 31, 2010 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

	06/30/2011	12/31/2010
Conventional loans	$4,007,546	$3,666,532
Government-guaranteed or insured loans	518,178	468,006
TOTAL UNPAID PRINCIPAL BALANCE	$4,525,724	$4,134,538

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

The FHLBank has established an allowance methodology for each of its portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; and the direct financing lease receivable.

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Federal Home Loan Bank Act of 1932, as amended (Bank Act), which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the par value or market value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, small farm loans and small agri-business loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. The FHLBank can call for additional or substitute collateral to protect its security interest. The FHLBank’s management believes that these policies effectively manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of June 30, 2011 and December 31, 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2011 and December 31, 2010, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the six-month periods ended June 30, 2011 and 2010.

Based upon the collateral held as security, its credit extension, and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank has not recorded any allowance for credit losses as of June 30, 2011 and December 31, 2010. As of June 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 15.

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

For conventional mortgage loans, credit losses that are not paid by PMI are allocated to the FHLBank up to an agreed upon amount, referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. As of June 30, 2011 and December 31, 2010, the FHLBank’s exposure under the FLA, excluding amounts that may be recovered through performance-based CE fees was $22,317,000 and $20,938,000, respectively. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. CE fees totaled $887,000 and $704,000 for the three-month periods ended June 30, 2011 and 2010, respectively. CE fees totaled $1,719,000 and $1,236,000 for the six-month periods ended June 30, 2011 and 2010, respectively.

Mortgage Loans Evaluated at the Individual Master Commitment Level: The credit risk analysis of all conventional loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on mortgage loans under each individual master commitment.

Collectively Evaluated Mortgage Loans: The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities and incorporates the credit enhancements of the mortgage loan programs. Migration analysis is a methodology for determining, through the FHLBank’s experience over a historical period, the rate of loss incurred on pools of similar loans. The FHLBank applies migration analysis to loans based on the following categories: (1) loans in foreclosure; (2) nonaccrual loans; (3) delinquent loans; and (4) all other remaining loans. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity factor to estimate losses incurred as of the Statement of Condition date.

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

Roll-forward of Allowance for Credit Losses: As of June 30, 2011, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents roll-forwards of the allowance for credit losses for the three- and six-month periods ended June 30, 2011 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2011 (in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$3,099	$0	$0	$0	$3,099
Charge-offs	(23)	0	0	0	(23)
Provision for credit losses	344	0	0	0	344
Balance, end of three-month period	$3,420	$0	$0	$0	$3,420

Balance, beginning of six-month period	$2,911	$0	$0	$0	$2,911
Charge-offs	(400)	0	0	0	(400)
Provision for credit losses	909	0	0	0	909
Balance, end of six-month period	$3,420	$0	$0	$0	$3,420

Ending allowance balance, individually evaluated for impairment	$0	$0	$0	$0	$0
Ending allowance balance, collectively evaluated for impairment	$3,420	$0	$0	$0	$3,420

Recorded investment1, end of period:
Individually evaluated for impairment2	$0	$0	$17,663,002	$28,268	$17,691,270
Collectively evaluated for impairment	$4,072,715	$528,533	$0	$0	$4,601,248
____________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents roll-forwards of the allowance for credit losses on conventional mortgage loans held for portfolio for the three- and six-month periods ended June 30, 2010 (in thousands):

Allowance for Credit Losses	Three-month Period Ended 06/30/2010	Six-month Period Ended 06/30/2010
Balance, beginning of period	$2,553	$1,897
Charge-offs	(214)	(317)
Provision for credit losses	197	956
Balance, end of period	$2,536	$2,536

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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of June 30, 2011 (dollar amounts in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$26,822	$14,650	$0	$0	$41,472
Past due 60-89 days delinquent	11,233	5,863	0	0	17,096
Past due 90 days or more delinquent	21,984	7,836	0	0	29,820
Total past due	60,039	28,349	0	0	88,388
Total current loans	4,012,676	500,184	17,663,002	28,268	22,204,130
Total recorded investment	$4,072,715	$528,533	$17,663,002	$28,268	$22,292,518

Other delinquency statistics:
In process of foreclosure, included above2	$14,982	$4,137	$0	$0	$19,119
Serious delinquency rate3	0.6%	1.5%	0.0%	0.0%	0.1%
Past due 90 days or more still accruing interest	$0	$7,836	$0	$0	$7,836
Loans on non-accrual status	$29,191	$0	$0	$0	$29,191
Troubled debt restructurings4	$213	$0	$0	$0	$213
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

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2010 (in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$32,466	$12,826	$0	$0	$45,292
Past due 60-89 days delinquent	10,006	3,580	0	0	13,586
Past due 90 days or more delinquent	22,296	9,812	0	0	32,108
Total past due	64,768	26,218	0	0	90,986
Total current loans	3,658,735	450,384	18,951,222	29,123	23,089,464
Total recorded investment	$3,723,503	$476,602	$18,951,222	$29,123	$23,180,450

Other delinquency statistics:
In process of foreclosure, included above2	$12,789	$3,393	$0	$0	$16,182
Serious delinquency rate3	0.6%	2.1%	0.0%	0.0%	0.1%
Past due 90 days or more still accruing interest	$0	$9,812	$0	$0	$9,812
Loans on non-accrual status	$25,837	$0	$0	$0	$25,837
Troubled debt restructurings4	$222	$0	$0	$0	$222
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

The FHLBank had $2,977,000 and $4,498,000 classified as real estate owned in other assets as of June 30, 2011 and December 31, 2010, respectively.

Purchases, Sales and Reclassifications: During the three- and six-month periods ended June 30, 2011, the FHLBank had no significant purchases or sales of financing receivables. Additionally, no financing receivables were reclassified to held for sale.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to an FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk applicable to a single counterparty was $30,094,000 and $29,783,000 as of June 30, 2011 and December 31, 2010, respectively. The counterparty was the same each period.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	06/30/2011	12/31/2010
Total net exposure at fair value1	$78,429	$90,155
Cash collateral held	(52,284)	(64,090)
Net positive exposure after cash collateral	26,145	26,065
Other collateral2	(1,828)	(2,952)
NET EXPOSURE AFTER COLLATERAL	$24,317	$23,113
__________
1	Includes net accrued interest receivable of $9,949,000 and $11,251,000 as of June 30, 2011 and December 31, 2010, respectively.
2
Collateral held with respect to derivatives with members, which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of June 30, 2011 and December 31, 2010 was $364,429,000 and $352,908,000, respectively, for which the FHLBank has posted collateral with a fair value of $132,811,000 and $99,468,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AAA to AA), the FHLBank would have been required to deliver an additional $122,820,000 and $133,350,000 of collateral to its derivative counterparties as of June 30, 2011 and December 31, 2010.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2011 (in thousands):

	06/30/2011
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$7,534,500	$296,276	$8,903,462	$(506,487)	$6,778,570	$84,797	$9,659,392	$(295,008)
Interest rate caps/floors	30,000	44	217,000	(3,415)	97,000	(1,485)	150,000	(1,886)
Total fair value hedges	7,564,500	296,320	9,120,462	(509,902)	6,875,570	83,312	9,809,392	(296,894)

Economic hedges:
Interest rate swaps	1,660,000	3,129	1,719,820	(176,241)	1,080,000	(43,583)	2,299,820	(129,529)
Interest rate caps/floors	7,080,533	100,560	362,000	(852)	3,759,300	38,566	3,683,233	61,142
Mortgage delivery commitments	35,124	134	69,458	(440)	35,124	134	69,458	(440)
Total economic hedges	8,775,657	103,823	2,151,278	(177,533)	4,874,424	(4,883)	6,052,511	(68,827)

TOTAL	$16,340,157	$400,143	$11,271,740	$(687,435)	$11,749,994	$78,429	$15,861,903	$(365,721)

Total derivative fair value						$78,429		$(365,721)
Fair value of cash collateral delivered to counterparties						0		132,811
Fair value of cash collateral received from counterparties						(52,284)		0
NET DERIVATIVE FAIR VALUE						$26,145		$(232,910)

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2010 (in thousands):

	12/31/2010
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$8,626,899	$315,969	$9,084,209	$(518,805)	$7,528,867	$96,142	$10,182,241	$(298,978)
Interest rate caps/floors	30,000	369	159,000	(1,855)	97,000	(1,038)	92,000	(448)
Total fair value hedges	8,656,899	316,338	9,243,209	(520,660)	7,625,867	95,104	10,274,241	(299,426)

Economic hedges:
Interest rate swaps	1,425,000	7,167	2,224,820	(190,531)	1,330,000	(55,629)	2,319,820	(127,735)
Interest rate caps/floors	7,257,533	124,642	332,000	(743)	3,819,300	50,389	3,770,233	73,510
Mortgage delivery commitments	54,737	291	88,602	(1,524)	54,737	291	88,602	(1,524)
Total economic hedges	8,737,270	132,100	2,645,422	(192,798)	5,204,037	(4,949)	6,178,655	(55,749)

TOTAL	$17,394,169	$448,438	$11,888,631	$(713,458)	$12,829,904	$90,155	$16,452,896	$(355,175)

Total derivative fair value						$90,155		$(355,175)
Fair value of cash collateral delivered to counterparties						0		99,468
Fair value of cash collateral received from counterparties						(64,090)		0
NET DERIVATIVE FAIR VALUE						$26,065		$(255,707)

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three- and six-month periods ended June 30, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$2,192	$(3,025)	$5,142	$(2,112)
Interest rate caps/floors	0	(13)	(57)	(45)
Total net gain (loss) related to fair value hedge ineffectiveness	2,192	(3,038)	5,085	(2,157)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(10,606)	(40,943)	8,302	(53,478)
Interest rate caps/floors	(16,586)	(37,153)	(24,179)	(95,247)
Net interest settlements	(9,980)	(17,091)	(21,350)	(33,927)
Mortgage delivery commitments	1,754	4,081	1,902	5,289
Intermediary transactions:
Interest rate swaps	(8)	(13)	(17)	(23)
Interest rate caps/floors	11	0	11	3
Total net gain (loss) related to derivatives not designated as hedging instruments	(35,415)	(91,119)	(35,331)	(177,383)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(33,223)	$(94,157)	$(30,246)	$(179,540)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended June 30, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	06/30/2011				06/30/2010
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(77,541)	$76,545	$(996)	$(57,517)	$(138,994)	$137,750	$(1,244)	$(77,575)
Consolidated obligation bonds	42,465	(39,054)	3,411	59,400	72,589	(74,733)	(2,144)	83,138
Consolidated obligation discount notes	(391)	168	(223)	380	(193)	543	350	221
TOTAL	$(35,467)	$37,659	$2,192	$2,263	$(66,598)	$63,560	$(3,038)	$5,784
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the six-month periods ended June 30, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Six-month Period Ended
	06/30/2011				06/30/2010
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(1,325)	$938	$(387)	$(124,953)	$(167,103)	$165,360	$(1,743)	$(158,931)
Consolidated obligation bonds	(13,093)	18,901	5,808	112,962	129,147	(129,876)	(729)	171,868
Consolidated obligation discount notes	(1,073)	737	(336)	1,219	(235)	550	315	263
TOTAL	$(15,491)	$20,576	$5,085	$(10,772)	$(38,191)	$36,034	$(2,157)	$13,200
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three- and six-month periods ended June 30, 2011 and 2010 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2011, no amounts relating to hedging activities remain in accumulated OCI.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing deposits” on its Statements of Condition. The following table details the types of deposits held by the FHLBank as of June 30, 2011 and December 31, 2010 (in thousands):

	06/30/2011	12/31/2010
Interest-bearing:
Demand	$154,960	$149,304
Overnight	1,545,300	980,600
Term	26,700	47,200
Total interest-bearing	1,726,960	1,177,104

Non-interest-bearing:
Demand	305	151
Other	20,315	32,697
Total non-interest-bearing	20,620	32,848
TOTAL DEPOSITS	$1,747,580	$1,209,952

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2011 and December 31, 2010 (in thousands):

	06/30/2011		12/31/2010
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,409,420	1.35%	$5,880,320	1.91%
Due after one year through two years	2,913,300	2.04	3,622,300	1.63
Due after two years through three years	2,132,500	3.01	2,699,000	2.70
Due after three years through four years	1,516,000	2.54	1,452,500	2.96
Due after four years through five years	1,384,500	2.90	883,000	2.51
Thereafter	7,535,000	3.75	6,755,500	3.64
Total par value	21,890,720	2.61%	21,292,620	2.61%
Premium	55,353		52,342
Discount	(8,688)		(10,321)
Hedging adjustments1	168,463		186,794
TOTAL	$22,105,848		$21,521,435
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

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2011 and December 31, 2010 includes callable bonds totaling $8,691,000,000 and $7,655,500,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and MPF mortgage loans (Note 5). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2011 and December 31, 2010 (in thousands):

Year of Maturity or Next Call Date	06/30/2011	12/31/2010
Due in one year or less	$13,433,420	$11,723,820
Due after one year through two years	4,050,300	4,624,300
Due after two years through three years	2,098,500	2,770,000
Due after three years through four years	691,000	722,500
Due after four years through five years	637,500	236,000
Thereafter	980,000	1,216,000
TOTAL PAR VALUE	$21,890,720	$21,292,620

The following table summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2011 and December 31, 2010 (in thousands):

	06/30/2011	12/31/2010
Par value of consolidated obligation bonds:
Fixed rate	$14,233,720	$14,586,120
Variable rate	4,118,500	3,713,500
Step ups/ step downs	2,648,000	2,773,000
Range bonds	890,500	220,000
TOTAL PAR VALUE	$21,890,720	$21,292,620

As of June 30, 2011 and December 31, 2010, 41.6 percent and 44.0 percent, respectively, of the FHLBank’s fixed rate consolidated bonds were swapped to a floating rate, and 72.6 percent and 75.0 percent, respectively, of the FHLBank’s variable rate consolidated bonds were swapped to a different variable rate index.

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
June 30, 2011	$9,785,708	$9,786,761	0.07%

December 31, 2010	$13,704,542	$13,706,746	0.16%

As of June 30, 2011 and December 31, 2010, 1.1 percent and 7.2 percent, respectively, of the FHLBank’s fixed rate consolidated discount notes were swapped to a floating rate.

NOTE 10 – AFFORDABLE HOUSING PROGRAM

The Bank Act requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after the assessment for the Resolution Funding Corporation (REFCORP). For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. The requirement to add back interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment and satisfaction of that liability is discussed in Note 11.

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

The following table details the change in the AHP liability for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Appropriated and reserved AHP funds as of the beginning of the period	$37,725	$42,044	$39,226	$44,117
AHP set aside based on current year income	2,655	0	5,341	0
Direct grants disbursed	(4,448)	(1,771)	(8,685)	(3,895)
Recaptured funds1	44	64	94	115
Appropriated and reserved AHP funds as of the end of the period	$35,976	$40,337	$35,976	$40,337

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

Based upon the calculation noted above and income reported by the FHLBanks through June 30, 2011, the aggregate amounts actually assessed through that date, and payments made in July 2011 by all 12 FHLBanks, fully satisfied the REFCORP obligation. Consequently, no additional payments to REFCORP will be required after July 2011. This was confirmed by the Finance Agency through a notice issued on August 5, 2011 certifying that the FHLBanks’ payments to the U.S. Department of the Treasury resulted in full satisfaction of the FHLBanks’ REFCORP obligation. The following table details the change in the REFCORP liability for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
REFCORP obligation as of the beginning of the period	$6,030	$0	$8,014	$11,556
REFCORP assessments	5,792	0	11,822	0
REFCORP payments	(6,030)	0	(14,044)	(11,556)
REFCORP obligation as of the end of the period	$5,792	$0	$5,792	$0

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2011 and December 31, 2010 (in thousands):

	06/30/2011		12/31/2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$245,980	$1,177,525	$268,569	$1,218,503
Total capital-to-asset ratio	4.0%	5.0%	4.0%	4.7%
Total capital	$1,433,028	$1,777,679	$1,548,243	$1,825,700
Leverage capital ratio	5.0%	6.6%	5.0%	6.3%
Leverage capital	$1,791,284	$2,366,441	$1,935,303	$2,434,951

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Balance as of the beginning of period	$16,866	$16,961	$19,550	$22,437
Capital stock subject to mandatory redemption reclassified from equity during the period	54,991	74,683	133,109	95,129
Redemption or repurchase of mandatorily redeemable capital stock during the period	(58,370)	(63,474)	(139,224)	(89,458)
Stock dividend classified as mandatorily redeemable capital stock during the period	48	57	100	119
Balance as of the end of period	$13,535	$28,227	$13,535	$28,227

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of June 30, 2011 and December 31, 2010 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	06/30/2011	12/31/2010
Year 1	$1	$2,396
Year 2	0	1
Year 3	2,777	0
Year 4	0	2,779
Year 5	2,719	2,950
Past contractual redemption date due to remaining activity1	8,038	11,424
TOTAL	$13,535	$19,550
__________
1
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Joint Capital Enhancement Agreement (JCE Agreement) – Effective February 28, 2011, the FHLBank entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account (RRE Account). See Note 11 for a discussion of the calculation of the REFCORP assessment and satisfaction of that liability. Under the JCE Agreement, each FHLBank is required to commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. The REFCORP obligations were satisfied as of the end of the second quarter of 2011 with the final payments made in July 2011. Thus, each FHLBank will begin allocating 20 percent of its net income to a RRE Account beginning in the third quarter 2011.

To implement the provisions of the JCE Agreement, the FHLBank amended its capital plan on May 12, 2011 and submitted it to the Finance Agency for approval. The Finance Agency approved the capital plan amendments on August 5, 2011 and such amendments become effective on September 5, 2011. The FHLBank’s JCE Agreement was also amended on August 5, 2011 and becomes effective on September 5, 2011. These amendments reflect differences between the original JCE Agreement and the capital plan amendments, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the JCE Agreement is terminated.

Key provisions under the JCE Agreement are as follows:
▪
Under the JCE Agreement, each FHLBank will build its RRE Account to a minimum of 1 percent of its total outstanding consolidated obligations through the 20 percent allocation. For this purpose, total outstanding consolidated obligations is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding hedging adjustments (Total Consolidated Obligations). Under the JCE Agreement, an FHLBank may make voluntary allocations above 20 percent of its net income and/or above the targeted balance of 1 percent of its Total Consolidated Obligations.

▪
The JCE Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. Any year-to-date or annual losses must first be allocated to the unrestricted retained earnings of an FHLBank’s until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of an FHLBank’s RRE Account, but not below a zero balance. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account below the balance of the RRE Account as of the beginning of that calendar year, such FHLBank’s quarterly allocation requirement will thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year.

▪
If the size of an FHLBank’s balance sheet would decrease and consequently, Total Consolidated Obligations would decline, the percent allocated could exceed the targeted one percent of Total Consolidated Obligations. The JCE Agreement provides that if an FHLBank's RRE Account exceeds 1.5 percent of its Total Consolidated Obligations, such FHLBank may transfer amounts from its RRE Account to the unrestricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5 percent of the FHLBank’s Total Consolidated Obligations immediately following such transfer. Finally, the JCE Agreement provides that during periods in which an FHLBank’s RRE Account is less than one percent of its Total Consolidated Obligations, such FHLBank may pay dividends only from unrestricted retained earnings or from the portion of quarterly net income not required to be allocated to its RRE Account.

▪
The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically after the occurrence of a certain event after following certain proscribed procedures (Automatic Termination Event). An Automatic Termination Event means: (1) a change in the FHLBank Act, or another applicable statute, that will have the effect of creating a new, or higher, assessment or taxation on net income or capital of the FHLBanks; or (2) a change in the FHLBank Act, or another applicable statute, or relevant regulations that will result in a higher mandatory allocation of an FHLBank’s quarterly net income to any retained earnings account other than the annual amount, or total amount, specified in an FHLBank’s capital plan. An FHLBank’s obligation to make allocations to the RRE Account terminates after it has been determined that an Automatic Termination Event has occurred and one year thereafter the restrictions on paying dividends out of the RRE Account, or otherwise reallocating funds from the RRE Account, are also terminated. Upon the voluntary termination of the JCE Agreement, an FHLBank’s obligation to make allocations to the RRE Account is terminated on the date written notice of termination is delivered to the Finance Agency, and restrictions on paying dividends out of the RRE Account, or otherwise reallocating funds from the RRE Account, terminate one year thereafter.

NOTE 13 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation and a defined benefit component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and six-month periods ended June 30, 2011 and 2010, were (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Service cost	$106	$66	$212	$132
Interest cost	117	98	235	196
Amortization of prior service cost	0	(2)	0	(3)
Amortization of net loss	89	46	178	91
NET PERIODIC POSTRETIREMENT BENEFIT COST	$312	$208	$625	$416

NOTE 14 – FAIR VALUES

The FHLBank determines fair values using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of June 30, 2011 and December 31, 2010. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of June 30, 2011 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$337,105	$0	$337,105

Interest-bearing deposits	85	0	85

Federal funds sold	1,115,000	0	1,115,000

Trading securities	6,192,854	0	6,192,854

Held-to-maturity securities	5,792,280	(1,144)	5,791,136

Advances	17,632,682	122,448	17,755,130

Mortgage loans held for portfolio, net of allowance	4,571,115	168,882	4,739,997

Accrued interest receivable	87,432	0	87,432

Derivative assets	26,145	0	26,145

Liabilities:
Deposits	1,747,580	0	1,747,580

Consolidated obligation discount notes	9,785,708	14	9,785,694

Consolidated obligation bonds	22,105,848	(172,576)	22,278,424

Mandatorily redeemable capital stock	13,535	0	13,535

Accrued interest payable	122,402	0	122,402

Derivative liabilities	232,910	0	232,910

Other Asset (Liability):
Standby letters of credit	(1,407)	0	(1,407)

Standby bond purchase agreements	359	2,355	2,714

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

Investment securities – non-MBS: The fair values of non-MBS investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models. The significant input associated with all classes of non-MBS investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS investment security class as of June 30, 2011:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	-2.1 to -5.4 basis points
Commercial paper	LIBOR swap	-5.8 to -7.1 basis points

For non-MBS long-term securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its non-MBS long-term securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used. If three prices are received, the middle price is used. If two prices are received, the average of the two prices is used. If one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2011, vendor prices were received for substantially all of the FHLBank’s non-MBS long-term holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value.

Investment securities – MBS: For MBS securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark tranche yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its MBS using the same formula described above for non-MBS long-term securities. As of June 30, 2011, vendor prices were received for substantially all of the FHLBank’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for certain private-label MBS, the non-recurring fair value measurements for OTTI securities as of June 30, 2011 fell within Level 3 of the fair value hierarchy.

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

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of June 30, 2011 and December 31, 2010.

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

▪
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. A significant portion of the unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include private-label MBS that the FHLBank has determined to be other-than-temporarily impaired.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis for which the fair value classification changed during the six-months ended June 30, 2011.

Fair Value on a Recurring Basis: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of June 30, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,064,650	$0	$2,064,650	$0	$0
Certificates of deposit	2,379,972	0	2,379,972	0	0
FHLBank1 obligations	122,414	0	122,414	0	0
Fannie Mae2 obligations	348,430	0	348,430	0	0
Freddie Mac2 obligations	887,415	0	887,415	0	0
Subtotal	5,802,881	0	5,802,881	0	0
Mortgage-backed securities:
Fannie Mae residential2	228,951	0	228,951	0	0
Freddie Mac residential2	159,572	0	159,572	0	0
Ginnie Mae residential3	1,450	0	1,450	0	0
Mortgage-backed securities	389,973	0	389,973	0	0
Trading securities	6,192,854	0	6,192,854	0	0

Derivative fair value:
Interest-rate related	78,295	0	68,346	0	9,949
Mortgage delivery commitments	134	0	134	0	0
Subtotal	78,429	0	68,480	0	9,949
Net cash collateral (received) delivered	(52,284)	0	0	0	(52,284)
Derivative assets	26,145	0	68,480	0	(42,335)

TOTAL ASSETS MEASURED AT FAIR VALUE	$6,218,999	$0	$6,261,334	$0	$(42,335)

Derivative fair value:
Interest-rate related	$365,281	$0	$362,994	$0	$2,287
Mortgage delivery commitments	440	0	440	0	0
Subtotal	365,721	0	363,434	0	2,287
Net cash collateral received (delivered)	(132,811)	0	0	0	(132,811)
Derivative liabilities	232,910	0	363,434	0	(130,524)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$232,910	$0	$363,434	$0	$(130,524)
__________
1	See Note 17 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of December 31, 2010 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivative and Cash Collateral
Commercial paper	$2,349,565	$0	$2,349,565	$0	$0
Certificates of deposit	1,755,013	0	1,755,013	0	0
U.S. Treasuries	282,996	0	282,996	0	0
FHLBank1 obligations	120,876	0	120,876	0	0
Fannie Mae2 obligations	396,750	0	396,750	0	0
Freddie Mac2 obligations	988,097	0	988,097	0	0
Subtotal	5,893,297	0	5,893,297	0	0
Mortgage-backed securities:
Fannie Mae2 residential	259,678	0	259,678	0	0
Freddie Mac2 residential	180,430	0	180,430	0	0
Ginnie Mae3 residential	1,534	0	1,534	0	0
Mortgage-backed securities	441,642	0	441,642	0	0
Trading securities	6,334,939	0	6,334,939	0	0

Derivative fair value:
Interest-rate related	89,864	0	78,613	0	11,251
Mortgage delivery commitments	291	0	291	0	0
Subtotal	90,155	0	78,904	0	11,251
Net cash collateral (received) delivered	(64,090)	0	0	0	(64,090)
Derivative assets	26,065	0	78,904	0	(52,839)

TOTAL ASSETS MEASURED AT FAIR VALUE	$6,361,004	$0	$6,413,843	$0	$(52,839)

Derivative fair value
Interest-rate related	$353,651	$0	$349,569	$0	$4,082
Mortgage delivery commitments	1,524	0	1,524	0	0
Subtotal	355,175	0	351,093	0	4,082
Net cash collateral received (delivered)	(99,468)	0	0	0	(99,468)
Derivative liabilities	255,707	0	351,093	0	(95,386)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$255,707	$0	$351,093	$0	$(95,386)
__________
1	See Note 17 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

Fair Value on a Nonrecurring Basis: The FHLBank measures certain held-to-maturity securities and mortgage loans (including real estate owned) at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents assets by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the six-month period ended June 30, 2011 (in thousands):

	Fair Value Measurements for the Six-month Period Ended 06/30/2011
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1,2:
Private-label residential MBS3	$81,265	$0	$0	$81,265

Real estate owned4	1,019	0	1,019	0

TOTAL	$82,284	$0	$1,019	$81,265
_________
1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	A security will be included in the fair value total each time it is written down, which could be multiple times throughout the time period presented.
3
As of March 31, 2011, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $68,026,000 were written down to a fair value of $66,723,000. As of June 30, 2011, private-label residential MBS classified as held-to-maturity securities with a carrying value prior to write-down of $17,466,000 were written down to $14,542,000. These write-downs resulted in OTTI charges of $2,924,000 and $4,227,000 for the three- and six month periods ended June 30, 2011, respectively.

4
During the six-month period ended June 30, 2011, mortgage loans with a book value of $1,318,000 were transferred to real estate owned at a fair value of $1,019,000 less estimated cost to sell of $101,000, resulting in a $400,000 charge-off to the allowance for credit losses on mortgage loans.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $695,797,042,000 and $761,374,310,000 as of June 30, 2011 and December 31, 2010, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of June 30, 2011, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2011 and December 31, 2010, off-balance sheet commitments were as follows (in thousands):

	06/30/2011			12/31/2010
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total

Standby letters of credit outstanding	$2,393,295	$41,152	$2,434,447	$2,888,880	$60,058	$2,948,938
Commitments for standby bond purchases	588,901	962,111	1,551,012	582,468	981,041	1,563,509
Commitments to fund or purchase mortgage loans	104,582	0	104,582	148,572	0	148,572

Commitments to issue consolidated bonds, at par	246,000	0	246,000	239,000	0	239,000
Commitments to issue consolidated discount notes, at par	500,000	0	500,000	0	0	0

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2011, outstanding standby letters of credit had original terms of 7 days to 10 years with a final expiration in 2020. As of December 31, 2010, outstanding standby letters of credit had original terms of 6 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,407,000 and $1,526,000 as of June 30, 2011 and December 31, 2010, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. The total commitments for bond purchases were with the same two state housing authorities as of June 30, 2011 and December 31, 2010. The FHLBank was not required to purchase any bonds under these agreements during the three- or six-month periods ended June 30, 2011 and 2010.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(306,000) and $(1,233,000) as of June 30, 2011 and December 31, 2010, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: As of June 30, 2011, no members owned more than 10 percent of outstanding FHLBank regulatory capital stock. The following tables present information as of December 31, 2010 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

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

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the three- or six-months ended June 30, 2010.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of June 30, 2011 and December 31, 2010 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	06/30/2011		12/31/2010
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$126,086	0.7%	$66,798	0.3%

Deposits	$5,610	0.3%	$9,011	0.8%

Class A Common Stock	$31,090	5.2%	$6,610	1.1%
Class B Common Stock	8,892	1.1	3,736	0.4
Total Capital Stock	$39,982	2.9%	$10,346	0.7%

The following table presents mortgage loans funded or acquired during the three- and six-month periods ended June 30, 2011 and 2010 for members that had an officer or director serving on the FHLBank’s board of directors as of June 30, 2011 or 2010 (in thousands). Information is only listed for the three- or six-month period in which the officer or director served on the FHLBank’s board of directors.

Three-month Period Ended				Six-month Period Ended
06/30/2011		06/30/2010		06/30/2011		06/30/2010
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$24,072	7.4%	$9,414	2.9%	$47,155	6.5%	$13,457	2.8%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and six-month periods ended June 30, 2011 and 2010 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended		Six-month Period Ended
Business Activity	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Average overnight interbank loan balances to other FHLBanks1	$824	$0	$1,657	$829
Average overnight interbank loan balances from other FHLBanks1	12,099	7,088	7,022	3,840
Average deposit balance with FHLBank of Chicago for shared expense transactions2	46	36	52	42
Average deposit balance with FHLBank of Chicago for MPF transactions2	25	24	25	25
Transaction charges paid to FHLBank of Chicago for transaction service fees3	569	408	1,118	795
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	0	0

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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $1,396,000 and $2,642,000 for the three-month periods ended June 30, 2011 and 2010, respectively. For the six-month periods ended June 30, 2011 and 2010, interest income earned on these securities totaled $2,791,000 and $6,153,000, respectively.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings or when members sell additional mortgage loans to us. At our discretion, we may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline.  Even through the severe financial market disruptions in the past few years, we have continued to: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs through the offering of advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay market-rate dividends.

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	06/30/2011	03/31/2011	12/31/2010	09/30/2010	06/30/2010
Statement of Condition (as of period end):
Total assets	$35,825,690	$38,015,855	$38,706,067	$38,001,292	$43,219,994
Investments1	13,100,219	15,543,828	14,845,941	13,370,975	18,392,870
Advances	17,632,682	17,778,883	19,368,329	20,506,458	21,016,485
Mortgage loans, net2	4,571,115	4,481,129	4,293,431	3,937,391	3,567,489
Total liabilities	34,083,725	36,275,603	36,922,589	36,225,772	41,344,129
Deposits	1,747,580	1,960,477	1,209,952	1,776,269	2,018,038
Consolidated obligation bonds, net3	22,105,848	21,302,171	21,521,435	23,291,703	23,216,506
Consolidated obligation discount notes, net3	9,785,708	12,558,285	13,704,542	10,538,259	15,607,220
Total consolidated obligations, net3	31,891,556	33,860,456	35,225,977	33,829,962	38,823,726
Mandatorily redeemable capital stock	13,535	16,866	19,550	25,506	28,227
Total capital	1,741,965	1,740,252	1,783,478	1,775,520	1,875,865
Capital stock	1,377,615	1,391,971	1,454,396	1,471,004	1,585,393
Retained earnings	386,529	369,212	351,754	327,235	314,770
Accumulated other comprehensive income (loss)	(22,179)	(20,931)	(22,672)	(22,719)	(24,298)

Statement of Income (for the quarterly period ended):
Net interest income	54,899	59,431	58,540	57,053	71,336
Provision for credit losses on mortgage loans	344	565	421	205	197
Other income (loss)	(7,190)	(12,685)	(1,013)	(23,492)	(48,679)
Other expenses	15,081	13,343	14,235	10,994	12,402
Income (loss) before assessments	32,284	32,838	42,871	22,362	10,058
Assessments	8,447	8,716	11,382	771	0
Net income (loss)	23,837	24,122	31,489	21,591	10,058

Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash4	68	138	69	81	82
Dividends paid in stock4	6,452	6,526	6,901	9,045	10,344
Class A Stock dividend rate	0.40%	0.40%	0.40%	0.75%	0.75%
Class B Stock dividend rate	3.00%	3.00%	3.00%	3.00%	3.00%
Weighted average dividend rate5	1.87%	1.89%	1.91%	2.33%	2.58%
Dividend payout ratio6	27.36%	27.63%	22.13%	42.27%	103.66%
Return on average equity	5.43%	5.52%	7.04%	4.62%	2.10%
Return on average assets	0.25%	0.25%	0.31%	0.21%	0.09%
Average equity to average assets	4.68%	4.58%	4.47%	4.53%	4.44%
Net interest margin7	0.59%	0.63%	0.59%	0.56%	0.66%
Total capital ratio8	4.86%	4.58%	4.61%	4.67%	4.34%
Regulatory capital ratio9	4.96%	4.68%	4.72%	4.80%	4.46%
Ratio of earnings to fixed charges10	1.40	1.39	1.47	1.23	1.10
__________
1	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $3,420,000, $3,099,000, $2,911,000, $2,613,000 and $2,536,000 as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $50,000, $54,000, $100,000, $125,000 and $59,000 as of June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010 and June 30, 2010, respectively.

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

Net income (loss) for the three-month period ended June 30, 2011 was $23.8 million compared to $10.1 million for the three-month period ended June 30, 2010. The increase was primarily attributable to the following:
▪	$16.4 million decrease in net interest income (decrease income);
▪	$24.9 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$60.9 million increase related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$8.4 million increase in assessments (decrease income).

Net income for the six-month period ended June 30, 2011 was $48.0 million compared to $(19.5) million for the six-month period ended June 30, 2010. The increase was primarily attributable to the following:
▪	$20.0 million decrease in net interest income (decrease income);
▪	$44.6 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$149.3 million increase related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$17.2 million increase in assessments (decrease income).

As indicated above, the increase in net income for the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 was due primarily to positive market value changes from derivatives and hedging activities (interest rate swaps and interest rate caps) that were only partially offset by negative market value changes in trading securities (Agency debentures, a U.S. Treasury security and variable rate Agency collateralized mortgage obligations (CMO). The reduction in net losses on derivatives and hedging activities was due to smaller relative declines in interest rates during the second quarter of 2011 and the first six months of 2011 as compared to the same periods in 2010. Our interest rate cap portfolio and our interest rate swaps tied to GSE debentures historically produce gains when interest rates rise and losses when interest rates decline. The negative impact of market value changes in trading securities can also be primarily attributed to the smaller relative declines in interest rates during the periods. Tables 10 through 14 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain the fluctuations in Other Income (Loss) for the three- and six-month periods ended June 30, 2011 and 2010. Return on average equity (ROE) increased for the three- and six-month periods ended June 30, 2011 compared to the same periods of 2010 (see Table 1) due to the net positive impact of market value changes on derivatives and hedging activities partially offset by changes in market value of our trading securities.

The fluctuations that have occurred in net income (loss) over the past five quarters can also primarily be attributed to market value changes on derivatives and hedging activities, which were partially offset by market value changes on trading securities. Because derivative valuations are sensitive to the general level of interest rates, the instruments’ implied price volatilities and the shape of the interest rate curve, the recorded amounts of derivative gains (losses) have varied considerably as: (1) interest rates have fluctuated (note the longer-term Treasury rates in Table 2); (2) the implied price volatility of certain derivative instruments has varied considerably; and (3) the steepness of the interest rate curves has varied. Similarly, the changes in investment prices caused by changes in interest rates have affected the gains (losses) recorded on trading securities. These fluctuations in other income (loss) have had a significant impact on results of operations and corresponding key ratios.

During the first six months of 2011, total assets declined 7.4 percent (see Table 15), primarily as a result of a $1.7 billion decrease in investments and a $1.7 billion decrease in advance balances.

Advance balances decreased due to: (1) a reduction in advances by one of our largest borrowers (see Table 17); (2) the prepayment of advances related to the failure of member institutions; and (3) a general de-leveraging trend among financial institutions. See “Financial Condition – Advances” under this Item 2 for additional discussion.

Our investment securities decreased 8.4 percent due primarily to a decline in held-to-maturity securities, which was driven by prepayments in our fixed and variable rate MBS/CMO portfolios. This decrease was accompanied by a relatively small decrease in our trading securities portfolio. Because pay downs in our MBS/CMO portfolios cannot be reinvested at this time in new MBS/CMOs because of regulatory limitations, management lowered its leverage target to contain the growth of our unsecured short-term investment securities and overnight Federal funds. For further discussion, see “Results of Operations” and “Financial Condition – Investments” under this Item 2.

Additionally, our balance sheet experienced compositional changes in liabilities. The composition of consolidated obligation bonds and discount notes experienced a significant shift as the total amount of discount notes decreased by 28.6 percent primarily as a result of the decrease in total assets discussed above and bonds increased slightly by 2.7 percent. See “Financial Condition – Consolidated Obligations” under this Item 2 for additional discussion.

Dividend rates for the second quarter of 2011 for Class A Common Stock were lower than dividend rates for the second quarter of 2010, while dividend rates for the second quarter of 2011 for Class B Common Stock were unchanged from the second quarter of 2010. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate (see Table 2) and may not correlate with the amount of net income (loss) during the period because of fluctuations in derivative values and trading securities gains (losses) for the period, which are typically not considered during the determination of dividend rates. However, because the adequacy of retained earnings, as reported in accordance with accounting principles generally accepted in the United States of America (GAAP), is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding dividend payments.

Financial Market Trends
The primary external factors that affect our net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	06/30/2011 Three-month Average	06/30/2010 Three-month Average	06/30/2011 Six-month Average	06/30/2010 Six-month Average
Overnight Federal funds effective/target rate1	0.09%	0.19%	0.12%	0.16%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.04	0.14	0.08	0.12
3-month LIBOR1	0.26	0.44	0.29	0.35
2-year U.S. Treasury note1	0.55	0.86	0.61	0.88
5-year U.S. Treasury note1	1.84	2.24	1.97	2.33
10-year U.S. Treasury note1	3.19	3.48	3.31	3.59
30-year residential mortgage note rate2	4.69	4.93	4.78	4.97

Market Instrument	06/30/2011 Ending Rate	12/31/2010 Ending Rate	06/30/2010 Ending Rate
Overnight Federal funds effective/target rate1	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
FOMC target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.02	0.12	0.18
3-month LIBOR1	0.25	0.30	0.53
2-year U.S. Treasury note1	0.47	0.60	0.63
5-year U.S. Treasury note1	1.75	2.01	1.81
10-year U.S. Treasury note1	3.16	3.31	2.97
30-year residential mortgage note rate2	4.46	4.85	4.67
_________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the quarterly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its August 9, 2011 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent and in its monetary policy statement signficantly downgraded its assessment of the economic recovery.  Other items of significance from the FOMC policy statement include: (1) the FOMC now anticipates that rates will stay on hold “at least through mid-2013,” the first time it has specified a date for removal of monetary policy accommodations; and (2) the FOMC appeared to signal an easing bias by saying that it is prepared to employ additional easing steps as appropriate.

One- and three-month LIBOR have decreased, on average, 11.4 and 17.6 basis points (bps), respectively, from the second quarter of 2010 to the second quarter 2011. While these rates remained relatively steady from approximately December 2010 through March 2011, they began decreasing during the second quarter of 2011 until reaching their lows in late June and early July 2011. Important factors driving this decline include: (1) high levels of investable cash balances; (2) a reduction in the supply of collateral available for repurchase agreements that drove the rates on repurchase agreements down; and (3) the market’s response to changes in how the Federal Deposit Insurance Corporation (FDIC) assesses premiums on insured depository institutions (discussed below). Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR.

Short-term U.S. Treasury rates (one-year and less) decreased in the first six-months of 2011 from their already extremely low levels. The decrease in short-term U.S. Treasury rates is likely the result of: (1) a declining supply of U.S. Treasury bills primarily resulting from a reduction in the size of the U.S. Treasury’s Supplementary Financing Program (SFP) as Federal debt nears the statutory debt ceiling; (2) investors recognition of the Federal Reserve’s commitment to keep rates low for an extended period of time; (3) strong flight to quality demand as investors remain uncertain about geopolitical events in North Africa, the Middle East and Japan and the debt crisis in Europe; and (4) concerns about a slowdown in U.S. economic growth, which was primarily driven by weak employment and housing data. The long-term portion of the U.S. Treasury rate curve (two-year and beyond) increased significantly in the fourth quarter of 2010, but has decreased during the first six months of 2011. The decrease in longer-term U.S. Treasury rates appears to be in response to economic data that shows a slowdown in economic growth, continued deterioration in housing markets and persistently high unemployment. As the economy improves and as the Federal Reserve has ended its purchases of U.S. Treasury bonds, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates. Because we issue debt at a spread above U.S. Treasuries, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of long-term advances to our members.

Other factors impacting FHLBank consolidated obligations:
Investors continued to view short-term FHLBank consolidated obligations as carrying a strong credit profile during the first six months of 2011, at least partially due to the implicit support from the U.S. government. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds in the first six months of 2011. Because of this strong demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained extremely low throughout the first six months of 2011. Yields on discount notes decreased from December 31, 2010 to June 30, 2011 and continued falling slightly in the first several weeks of the third quarter of 2011. Important factors driving this decline include: (1) a decrease in supply of competing instruments, such as U.S. Treasury bills and repurchase agreements; (2) flight to quality from geopolitical events; (3) renewed concerns about the U.S. economy; (4) strong support of GSE obligations in the U.S. Treasury Department’s white paper on GSE reform; and (5) market reaction to the change in the FDIC assessment.

Spreads of FHLBank debt relative to similar term U.S. Treasury instruments have increased slightly from December 31, 2010 to June 30, 2011. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note increased from 11 bps on December 31, 2010 to 12 bps on June 30, 2011. The spread between the on-the-run FHLBank five-year bullet debt and the five-year U.S. Treasury note as of June 30, 2011 was unchanged from December 31, 2011 at 24 bps. Spreads remain relatively narrow due primarily to reduced supply of GSE debt resulting from declining asset balances at the GSEs. Indicative three-month lockout callable bond spreads to U.S. Treasury of most tenors decreased from December 31, 2010 to June 30, 2011. We fund a large portion of our fixed rate mortgage assets and amortizing advances with unswapped callable bonds. We also occasionally fund a smaller portion of fixed rate advances with unswapped callable bonds. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations” under this Item 2. The spreads on longer-term FHLBank debt (two years and beyond) relative to the LIBOR swap curve was either stable or improved for most tenors in the first half of 2011. The theoretical swap level of the on-the-run FHLBank two-year bullet improved from three-month LIBOR minus 5.7 bps on December 31, 2010 to three-month LIBOR minus 9.5 bps on June 30, 2011. The theoretical swap level of the on-the-run FHLBank five-year bullet improved from three-month LIBOR plus 10.1 bps on December 31, 2010 to three-month LIBOR plus 0.5 bps on June 30, 2011.

Foreign investor holdings of Agencies (both debt and MBS), as reported by the Federal Reserve System, increased on a daily average basis for the week ended December 29, 2010 to the week ended June 29, 2011. Foreign investor holdings of U.S. Treasury securities have also increased over the same period. Foreign investors are significant buyers of FHLBank debt and decreasing demand from this investor segment can negatively impact our cost of funds. Total taxable money market fund assets and the percentage of money market fund assets allocated to the category that includes our discount notes continued its 2010 decline through the first half of 2011. However, taxable money assets allocated to the category that includes our discount notes increased throughout much of June 2011, likely in a flight-to-quality response to European credit concerns. Because money market funds are such a large and important investor base for FHLBank short-term obligations, lower demand from money market funds for FHLBank discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds might result in higher costs to issue these instruments, which would typically increase the cost of advances for our members.

Economic and other factors potentially impacting net interest income:
Effective April 1, 2011, the FDIC changed the method used for determining the base on which insurance premiums are assessed from deposits to total assets less tangible capital. While the long-term implications of this assessment change on the investment and funding behavior of insured depositories are unknown, this change resulted in the depositories’ reassessment of marginal arbitrage opportunities that are now subject to premium assessment. One arbitrage strategy that insured depositories have focused on recently is acquiring overnight Federal funds and leaving the cash at the Federal Reserve where they receive interest income on their excess reserves. In order to preserve the arbitrage spread that they have been receiving on this transaction, insured depositories must reduce the rate at which they are willing to purchase Federal funds. This is likely an important factor driving the decline in the overnight Federal funds rate and in short term investment securities that occurred surrounding the change in the assessment base. In the short-term, this change has had a significant downward impact on money market yields including those for Federal funds, short-term investment securities, repurchase agreements, LIBOR and, to some extent, consolidated obligation discount notes. Unless the cost to issue our consolidated obligation discount notes also remains low, declining returns on our overnight Federal funds investments could result in a decline in net interest income and/or a reduction in liquidity balances.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the FHLBank to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The new statutory and regulatory requirements for derivative transactions will result in higher operating costs, likely increase funding costs, and may limit the availability of or alter the structure of certain advance products. Derivative market participants were originally expected to comply with the Dodd-Frank Act by July 16, 2011. However, because the Commodity Futures Trading Commission (CFTC) is still in the process of establishing the necessary rules, the CFTC issued an order, effective July 14, 2011, that temporarily exempts persons or entities from certain provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major market participant,” “eligible contract participant” and “swap” until the earlier of: (1) the effective date of the applicable final rule defining the relevant term; or (2) December 31, 2011.

On July 21, 2011, Regulation Q, which prohibits Federal Reserve Bank members from paying interest on demand deposits, was repealed. It is possible that the repeal might allow commercial banks to compete directly with money market funds and could result in reductions in money market fund assets and increases in bank deposits. Because money market funds are important investors in our discount notes, the repeal might adversely impact demand (and costs) for our discount notes. Additionally, increases in deposits at commercial banks might result in declining demand for advances. Other possible impacts of the repeal include higher LIBOR rates and less supply (and higher rates) on short-term, money market investments (commercial paper and certificates of deposit). Each of these potential impacts of the repeal of Regulation Q would affect our profitability and liquidity.

Recently, several rating agencies have taken actions in response to steps taken by the U.S. government to address the U.S. government’s borrowing limit and overall U.S. debt burden. Because of the credit rating agency’s methodology and their assumption of the U.S. government’s implicit support of FHLBank debt, any changes to the credit rating of U.S. Treasuries have been passed through to the credit ratings of FHLBank debentures and to the ratings of individual FHLBanks. On August 2, 2011, Moody’s confirmed the Aaa rating of U.S. debt. However, Moody’s revised the U.S. government’s rating outlook to negative. On the same date, Moody’s confirmed the rating of FHLBank debt and put FHLBank debt on negative outlook. Moody’s has also confirmed the ratings of each individual FHLBank and revised its outlooks to negative. On August 5, 2011, Standard & Poor’s (S&P) lowered the United States’ long-term sovereign credit rating to AA+ with a negative outlook from AAA with stable outlook, and affirmed the A-1+ short-term rating. S&P indicated that the downgrade reflected its opinion that the fiscal consolidation plan to which Congress and the Administration recently agreed fell short of what it believed would be necessary to stabilize the government’s medium-term debt dynamics. On August 8, 2011, S&P lowered the long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBanks and the senior unsecured debt issues of the FHLBanks to AA+ from AAA. The Federal Home Loan Banks of Chicago and Seattle were already rated AA+ prior to the U.S. sovereign downgrade. The ratings downgrade by S&P might: (1) increase the funding cost of FHLBank issues; (2) have negative liquidity implications; (3) increase collateral posting requirements under certain of our derivatives agreements; and (4) impact our ability to offer certain member credit products such as letters of credit, which are generally dependent upon our credit rating.

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

The accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2011.

Results of Operations
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The decrease in net interest income from the second quarter of 2010 to the second quarter of 2011 and from the first half of 2010 to the first half of 2011 can be primarily attributed to a decrease in average interest-earning assets coupled with a decline in net interest spread. See Tables 6 through 9 under this Item 2 for further information.

Despite the decrease in net interest income, net income increased largely due to the net change in the market value of derivatives and trading securities. See “Net Gain (Loss) on Derivatives and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by period.

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP) assessments (assessments for AHP and REFCORP through June 30, 2011 were equivalent to an effective minimum income tax rate of 26.5 percent); (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or core business, such as prepayment fees, gain/loss on retirement of debt, gain/loss on sale of mortgage loans held for sale and gain/loss on securities. The result is referred to as “core earnings” or “core income,” which is a non-GAAP measure of income. Core income is used to compute a core ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as core ROE spread. Core income and core ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize core income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities can play a factor in setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor, we believe that core income, core ROE and core ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income and ROE based on GAAP income, which can vary significantly from period to period because of derivatives and hedging activities and other items that may be unpredictable. Derivative and hedge accounting affects the timing of income or expense from derivatives, but not the economic income or expense from these derivatives when held to maturity or call date. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from quarter to quarter, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will equal its original purchase price if held to maturity.

Table 3 presents a reconciliation of GAAP income to core income for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

Table 3

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Net income, as reported under GAAP	$23,837	$10,058	$47,959	$(19,532)
AHP/REFCORP assessments	8,447	0	17,163	0
Income before AHP/REFCORP assessments	32,284	10,058	65,122	(19,532)
Derivative-related and other excluded items1	7,705	41,777	20,309	123,466
Non-GAAP core income before assessments2	$39,989	$51,835	$85,431	$103,934
__________
1
Includes “Prepayment fees on terminated advances,” “Net gain (loss) on trading securities,” “Net gain (loss) on derivatives and hedging activities” and “Net realized gain (loss) on sale of mortgage loans held for sale” directly from our Statements of Income.

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

Table 4 presents core ROE compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 4

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
Average GAAP capital for the period	$1,759,419	$1,921,331	$1,765,978	$1,933,969
ROE, based upon GAAP income before assessments	7.36%	2.10%	7.44%	(2.04)%
Core ROE, based upon core income before assessments1	9.12%	10.82%	9.76%	10.84%
Average overnight Federal funds effective rate	0.09%	0.19%	0.12%	0.16%
Core ROE income as a spread to average Federal funds rate1	9.03%	10.63%	9.64%	10.68%
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

Earnings Analysis: Table 5 presents changes in the major components of our earnings for the second quarter of 2011 compared to the second quarter of 2010 (in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 06/30/2011 vs. 06/30/2010		Six-month Periods Ended 06/30/2011 vs. 06/30/2010
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(32,561)	(19.4%)	$(46,366)	(14.3%)
Total interest expense	(16,124)	(16.7)	(26,413)	(13.9)
Net interest income	(16,437)	(23.0)	(19,953)	(14.9)
Provision for credit losses on mortgage loans	147	74.6	(47)	(4.9)
Net interest income after mortgage loan loss provision	(16,584)	(23.3)	(19,906)	(14.9)
Net gain (loss) on trading securities	(24,858)	(55.5)	(44,552)	(92.6)
Net gain (loss) on derivatives and hedging activities	60,934	64.7	149,294	83.2
Other non-interest income	5,413	791.4	5,381	378.1
Total non-interest income (loss)	41,489	85.2	110,123	84.7
Operating expenses	1,988	19.9	3,380	17.8
Other non-interest expenses	691	28.7	2,183	57.1
Total other expenses	2,679	21.6	5,563	24.3
AHP assessments	2,655	100.0	5,341	100.0
REFCORP assessments	5,792	100.0	11,822	100.0
Total assessments	8,447	100.0	17,163	100.0
Net income (loss)	$13,779	137.0%	$67,491	345.5%

Net Interest Income: As mentioned previously, the decrease in net interest income for the three-month period ended June 30, 2011 compared to the same period in 2010 and for the six-month period ended June 30, 2011 compared to the same period in 2010 was primarily due to the decrease in average interest-earning assets, but was also negatively affected by a deterioration in net interest spread and net interest margin. Tables 6 through 9 present the average balances and yields of our interest-earning assets and interest-bearing liabilities for the three- and six-month periods ended June 30, 2011 and 2010.

The decreases in average yields on advances are primarily attributable to the decline in short-term rates combined with the relative short-term nature of our advance portfolio. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

The average yields on investments decreased due to a decline in market rates and compositional changes in our investment portfolio as balances of higher yielding long-term investments, both fixed and variable rate, declined.

We expanded our MBS/CMO portfolio in the first quarter of 2010 by $2.4 billion in Agency variable rate CMOs with embedded caps under temporary MBS authority granted by the Finance Agency. See additional discussion of this temporary MBS authority under this Item 2 – “Investments.” We have not purchased any additional MBS since that time and the variable rate MBS balances, both Agency and private-label, have declined approximately 25 percent over the last twelve months. For the last several years, our investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 2 – “Net Gain (Loss) on Derivatives and Hedging Activities.”

The average yields on the MPF portfolio declined due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates experienced during the latter part of 2010 and the first six months of 2011; (2) the growth in MPF balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio; and (3) increased write-offs of premiums associated with mortgage loan prepayments.

An important factor in the decreases in the average yields on consolidated obligation discounts notes was the decrease in short-term market interest rates, including repo rates caused by a reduced supply of alternative short-term investments, and increased flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events.

Some important factors in the decrease in consolidated obligation bond yields were: (1) generally lower short-term market interest rates, including LIBOR, since a significant portion of our bonds are swapped to LIBOR; (2) generally lower intermediate and longer-term term market interest rates; and (3) refinancing of a portion of longer-term callable debt funding our fixed rate mortgage loan, MBS and fixed rate advance portfolios.

As discussed above, throughout much of 2010 and some of 2011, we have been able to lower our long-term, consolidated obligation funding costs by calling previously issued callable debt and replacing it with new lower-cost fixed rate, callable, and to a lesser extent, non-callable bonds. Over the past several years, callable debt with short lockouts (primarily three to six months) has been used as a primary funding tool for fixed rate mortgage assets and a secondary funding tool for amortizing advances, which provided an opportunity to take advantage of lower debt costs in 2010 and into 2011. We continued to maintain a sizable portfolio of unswapped callable bonds in the first half of 2011. Unswapped callable bonds increased from $3.7 billion as of December 31, 2010 to $4.1 billion as of June 30, 2011. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets and amortizing advances because they provide a way to offset the prepayment risk.

Additionally, a significant portion of our bonds is comprised of long-term callable bonds swapped to LIBOR which is used to fund LIBOR-based and other short-term assets. When assets and liabilities are based upon different indices, such as when the discount note curve is used to set rates for some advances and LIBOR-based debt is used to fund those advances, we are exposed to basis risk. We maintained a relatively balanced basis position throughout much of 2010 as the relative values of discount note debt and LIBOR debt were basically equal. In the first half of 2011, however, we began increasing our allocation to LIBOR-based debt in order to take advantage of market opportunities to issue debt at rates that were, in some instances, less than short-term discount notes, and also in preparation for large maturities of liabilities funding LIBOR-based assets (assets adjusting to and swapped to LIBOR) in the remainder of 2011.

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

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 6

	For the Three-month Period Ended
	06/30/2011			06/30/2010
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$111,324	$27	0.10%	$79,733	$39	0.20%
Federal funds sold	2,249,131	560	0.10	2,203,358	1,155	0.21
Investments1	12,574,922	44,879	1.43	15,409,301	65,976	1.72
Advances2,3	17,911,192	39,742	0.89	21,916,040	57,258	1.05
Mortgage loans2,4,5	4,505,234	49,289	4.39	3,445,973	42,529	4.95
Other interest-earning assets	34,080	551	6.49	39,919	652	6.54
Total earning assets	37,385,883	135,048	1.45	43,094,324	167,609	1.56
Other non-interest-earning assets	192,295			178,256
Total assets	$37,578,178			$43,272,580
Interest-bearing liabilities:
Deposits	$1,775,438	$630	0.14%	$1,982,721	$728	0.15%
Consolidated obligations2:
Discount Notes	11,613,024	2,479	0.09	14,898,884	6,436	0.17
Bonds	21,815,338	76,892	1.41	23,806,717	88,862	1.50
Other borrowings	33,308	148	1.79	36,839	247	2.68
Total interest-bearing liabilities	35,237,108	80,149	0.91	40,725,161	96,273	0.95
Capital and other non-interest-bearing funds	2,341,070			2,547,419
Total funding	$37,578,178			$43,272,580

Net interest income and net interest spread6		$54,899	0.54%		$71,336	0.61%

Net interest margin7			0.59%			0.66%
 __________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $887,000 and $704,000 for the quarters ended June 30, 2011 and 2010, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the second quarters of 2011 and 2010 (in thousands):

Table 7

	Three-month Periods Ended 06/30/2011 vs. 06/30/2010
	Increase (Decrease) Due to
	Volume1.2	Rate1.2	Total
Interest Income:
Interest-bearing deposits	$12	$(24)	$(12)
Federal funds sold	24	(619)	(595)
Investments	(11,076)	(10,021)	(21,097)
Advances	(9,599)	(7,917)	(17,516)
Mortgage loans	11,989	(5,229)	6,760
Other assets	(95)	(6)	(101)
Total earning assets	(8,745)	(23,816)	(32,561)
Interest Expense:
Deposits	(74)	(24)	(98)
Consolidated obligations:
Discount notes	(1,202)	(2,755)	(3,957)
Bonds	(7,184)	(4,786)	(11,970)
Other borrowings	(22)	(77)	(99)
Total interest-bearing liabilities	(8,482)	(7,642)	(16,124)
Change in net interest income	$(263)	$(16,174)	$(16,437)
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

Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the six months ended June 30, 2011 and 2010 (in thousands):

Table 8

	For the Six-month Period Ended
	06/30/2011			06/30/2010
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$99,670	$61	0.12%	$83,586	$70	0.17%
Federal funds sold	2,419,373	1,619	0.13	2,528,544	2,172	0.17
Investments1	12,707,872	96,034	1.52	15,309,490	130,016	1.71
Advances2,3	18,216,932	82,394	0.91	22,241,017	107,037	0.97
Mortgage loans2,4,5	4,450,068	97,194	4.40	3,391,803	84,173	5.00
Other interest-earning assets	36,755	1,158	6.36	42,576	1,358	6.43
Total earning assets	37,930,670	278,460	1.48	43,597,016	324,826	1.50
Other non-interest-earning assets	194,811			203,491
Total assets	$38,125,481			$43,800,507
Interest-bearing liabilities:
Deposits	$1,756,779	$1,243	0.14%	$1,760,324	$1,272	0.15%
Consolidated obligations2:
Discount Notes	12,341,209	7,053	0.12	14,575,775	10,070	0.14
Bonds	21,644,959	155,488	1.45	24,613,510	178,660	1.46
Other borrowings	31,557	346	2.21	37,465	541	2.91
Total interest-bearing liabilities	35,774,504	164,130	0.93	40,987,074	190,543	0.94
Capital and other non-interest-bearing funds	2,350,977			2,813,433
Total funding	$38,125,481			$43,800,507

Net interest income and net interest spread6		$114,330	0.55%		$134,283	0.56%

Net interest margin7			0.61%			0.62%
 __________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $1,719,000 and $1,236,000 for the six months ended June 30, 2011 and 2010, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense between the first six months of 2011 and 2010 (in thousands):

Table 9

	Six-month Periods Ended 06/30/2011 vs. 06/30/2010
	Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$12	$(21)	$(9)
Federal funds sold	(90)	(463)	(553)
Investments	(20,618)	(13,364)	(33,982)
Advances	(18,492)	(6,151)	(24,643)
Mortgage loans	23,988	(10,967)	13,021
Other assets	(184)	(16)	(200)
Total earning assets	(15,384)	(30,982)	(46,366)
Interest Expense:
Deposits	(3)	(26)	(29)
Consolidated obligations:
Discount notes	(1,419)	(1,598)	(3,017)
Bonds	(21,342)	(1,830)	(23,172)
Other borrowings	(77)	(118)	(195)
Total interest-bearing liabilities	(22,841)	(3,572)	(26,413)
Change in net interest income	$7,457	$(27,410)	$(19,953)
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

The majority of our derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rise over the period and record losses when the general level of interest rates fall over the period. During the second quarter and first six months of 2010, as longer term interest rates declined substantially over the period, we recorded sizeable losses on our economic hedges. The largest portion of this loss was attributable to our interest rate cap portfolio, which is an economic hedge of caps embedded in our variable rate MBS/CMO investment portfolio. The primary reasons for the decrease in value of our interest rate cap portfolio during the second quarter and first six months of 2010 were decreases in interest rates discussed previously in this section and decreases in implied price volatilities as well as a flattening in interest rate curves. During the second quarter and first six months of 2011, we again recorded losses on our economic hedges as longer term interest rates decreased over the period, the shape of the yield curve remained fairly steady and volatility declined. The smaller losses recorded in the second quarter and first six months of 2011 compared to the same periods in 2010 are primarily the result of a smaller magnitude decline in interest rates in 2011 compared to 2010. The absolute levels of interest rates, the shape of the interest rate curve, passage of time and implied volatility are all critical components in valuing options such as interest rate caps. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also an important component as a steeper curve implies higher future short-term interest rates than does a flatter interest rate curve. Higher future short-term rates implied by a steepening interest rate curve would generally result in higher cap values while lower future short-term rates implied by a flattening interest rate curve would generally result in lower cap values. Generally, the greater the implied price volatility of the interest rate cap, the higher the value and the lower the implied price volatility of the interest rate caps, the lower the value.

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2011 (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,233)	$0	$(20)	$0	$(275)	$0	$(2,528)
Net interest settlements	(55,284)	0	0	380	59,675	0	4,771
Subtotal	(57,517)	0	(20)	380	59,400	0	2,243
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(996)	0	0	(223)	3,411	0	2,192
Economic hedges – unrealized gain (loss) due to fair value changes	0	(32,324)	1,754	0	5,132	3	(25,435)
Economic hedges – net interest received (paid)	0	(12,297)	0	0	2,308	9	(9,980)
Subtotal	(996)	(44,621)	1,754	(223)	10,851	12	(33,223)
Net impact of derivatives and hedging activities	(58,513)	(44,621)	1,734	157	70,251	12	(30,980)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	15,773	0	0	0	0	15,773
TOTAL	$(58,513)	$(28,848)	$1,734	$157	$70,251	$12	$(15,207)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the second quarter of 2010 (in thousands):

Table 11

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(4,104)	$0	$116	$0	$(305)	$0	$(4,293)
Net interest settlements	(73,471)	0	0	221	83,443		10,193
Subtotal	(77,575)	0	116	221	83,138	0	5,900
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,244)	0	0	350	(2,144)	0	(3,038)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(77,157)	4,081	0	(939)	(13)	(74,028)
Economic hedges – net interest received (paid)	0	(17,777)	0	0	675	11	(17,091)
Subtotal	(1,244)	(94,934)	4,081	350	(2,408)	(2)	(94,157)
Net impact of derivatives and hedging activities	(78,819)	(94,934)	4,197	571	80,730	(2)	(88,257)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	41,917	0	0	0	0	41,917
TOTAL	$(78,819)	$(53,017)	$4,197	$571	$80,730	$(2)	$(46,340)

Table 12 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2011 (in thousands):

Table 12

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(13,493)	$0	$(68)	$0	$(570)	$0	$(14,131)
Net interest settlements	(111,460)	0	0	1,219	113,532	0	3,291
Subtotal	(124,953)	0	(68)	1,219	112,962	0	(10,840)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(387)	0	0	(336)	5,808	0	5,085
Economic hedges – unrealized gain (loss) due to fair value changes	0	(19,555)	1,902	0	3,678	(6)	(13,981)
Economic hedges – net interest received (paid)	0	(26,037)	0	0	4,669	18	(21,350)
Subtotal	(387)	(45,592)	1,902	(336)	14,155	12	(30,246)
Net impact of derivatives and hedging activities	(125,340)	(45,592)	1,834	883	127,117	12	(41,086)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	2,536	0	0	0	0	2,536
TOTAL	$(125,340)	$(43,056)	$1,834	$883	$127,117	$12	$(38,550)

Table 13 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first six months of 2010 (in thousands):

Table 13

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(7,678)	$0	$182	$0	$(583)	$0	$(8,079)
Net interest settlements	(151,253)	0	0	263	172,451	0	21,461
Subtotal	(158,931)	0	182	263	171,868	0	13,382
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,743)	0	0	315	(729)	0	(2,157)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(146,096)	5,289	0	(2,629)	(20)	(143,456)
Economic hedges – net interest received (paid)	0	(36,566)	0	0	2,616	23	(33,927)
Subtotal	(1,743)	(182,662)	5,289	315	(742)	3	(179,540)
Net impact of derivatives and hedging activities	(160,674)	(182,662)	5,471	578	171,126	3	(166,158)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	40,396	0	0	0	0	40,396
TOTAL	$(160,674)	$(142,266)	$5,471	$578	$171,126	$3	$(125,762)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are hedged with economic interest rate swaps are included in Tables 10 through 13 above. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in volatility.

Table 14 presents the major components of the net gain (loss) on trading securities for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands):

Table 14

	Three-month Period Ended		Six-month Period Ended
	06/30/2011	06/30/2010	06/30/2011	06/30/2010
GSE debentures	$15,773	$41,917	$2,536	$40,396
U.S. Treasury note	3,570	0	1,449	0
Agency MBS/CMO	640	2,670	(292)	7,579
Short-term money market securities	(47)	207	(126)	144
TOTAL	$19,936	$44,794	$3,567	$48,119

Short-term money market securities are by far the largest component of our trading portfolio. However, because of the short-term nature of these money market securities they account for only a fraction of the net gain/loss on trading securities.

The next largest component of our trading portfolio is comprised of fixed rate GSE debentures that are related to economic hedges. The fair values of these securities are more affected by changes in longer term interest rates than by changes in short-term interest rates. These securities experienced smaller gains for the three-month period ended June 30, 2011 compared to the same period in 2010 and for the six-month period ended June 30, 2011 compared to the same period in 2010 primarily because of a smaller magnitude decline in interest rates experienced in 2011 compared to 2010.

The next largest portion of our trading portfolio is comprised of variable rate Agency MBS/CMOs that we have designated as trading securities for asset-liability management purposes. These securities increased in value during the second quarter and first six months of 2010 as market liquidity for these transactions continued to improve from the depths of the financial crisis in 2008 and 2009. In addition, the interest rates declined, the swap curve flattened and the implied price volatility of the embedded interest rate caps declined. During the second quarter of 2011, these securities gained in value once again as interest rates declined over the period and the implied price volatility of the embedded interest rate caps declined marginally. For the first six months of 2011 however, these securities declined in value as the gain from the second quarter was not enough to overcome losses experienced in the first quarter 2011 caused by a rise in interest rates during the period despite a decrease in the implied price volatility.

The smallest component of our trading portfolio was a 10-year U.S. Treasury security acquired in November 2010 as an asset-liability management tool to extend the duration of our assets in order to protect against the negative ramifications of declining interest rates. This instrument was classified as trading to provide the flexibility to adjust the position as our risk profile changed. The increase in interest rates following the acquisition of the U.S. Treasury security resulted in an unrealized loss on this security during 2010 but also resulted in an improvement in our duration profile. Therefore, in early January 2011, we decreased the position by selling $100 million of this security. As our duration profile continued to improve through March 2011, we decreased the position further by selling an additional $100 million in mid-March 2011. Our duration profile continued to improve into the second quarter of 2011 and we sold the final $100 million in late May 2011.

Other Non-Interest Income: Included in other non-interest income are net losses on other-than-temporarily impaired held-to-maturity securities. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information on OTTI.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. The compensation and benefits expenses increased for the three- and six-month periods ended June 30, 2011 compared to the same periods of 2010. The increase is primarily attributable to an increase in the employee benefits for normal retirement and health insurance. We contributed an additional $2 million to the pension plan in June 2011 in order to increase the funding position for the pension plan year that ended June 30, 2011.

Financial Condition
Overall: Table 15 presents changes in the major components of our Statements of Condition from December 31, 2010 to June 30, 2011 (in thousands):

Table 15

	Increase (Decrease) in Components
	06/30/2011 vs. 12/31/2010
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$336,845	129,555.8%
Investments1	(1,745,722)	(11.8)
Advances	(1,735,647)	(9.0)
Mortgage loans, net	277,684	6.5
Derivative assets	80	0.3
Other assets	(13,617)	(7.9)
Total assets	$(2,880,377)	(7.4)%

Liabilities:
Deposits	$537,628	44.4%
Consolidated obligations, net	(3,334,421)	(9.5)
Derivative liabilities	(22,797)	(8.9)
Other liabilities	(19,274)	(8.3)
Total liabilities	(2,838,864)	(7.7)

Capital:
Capital stock outstanding	(76,781)	(5.3)
Retained earnings	34,775	9.9
Accumulated other comprehensive income (loss)	493	(2.2)
Total capital	(41,513)	(2.3)
Total liabilities and capital	$(2,880,377)	(7.4)%
 __________
1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: The overall decrease in advances during the first two quarters of 2011 (see Table 15) can be attributed to a reduction in advances to one of our largest borrowers (see Table 17) and to prepayment of advances by failed members during the first quarter. The fairly widespread repayment of advances due to deleveraging occurring in the financial services industry also contributed. Member institutions continue to experience growth in deposit funding that exceeds the demand for loans in their communities. In addition, many members continue to increase on-balance-sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. We do not believe that advances will increase until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. When member advance demand does begin to increase, we believe a few larger members could have a significant impact on the amount of our total outstanding advances.

Table 16 summarizes advances outstanding by product as of June 30, 2011 and December 31, 2010 (in thousands).

Table 16

	06/30/2011		12/31/2010
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$759,265	4.4%	$1,083,754	5.7%
Regular adjustable rate advances	110,000	0.6	200,000	1.1
Adjustable rate callable advances	6,212,230	36.2	7,008,330	37.1
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.8	99,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	19,974	0.1	18,154	0.1
Total adjustable rate advances	7,228,469	42.1	8,409,238	44.5

Fixed rate:
Standard advance products:
Short-term fixed rate advances	124,812	0.7	337,080	1.8
Regular fixed rate advances	5,543,835	32.2	5,379,671	28.4
Standard housing and community development advances:
Regular fixed rate advances	273,028	1.6	285,254	1.5
Fixed rate callable advances	11,300	0.1	11,300	0.1
Total fixed rate advances	5,952,975	34.6	6,013,305	31.8

Convertible:
Standard advance products:
Fixed rate convertible advances	3,029,107	17.6	3,560,332	18.8

Amortizing:
Standard advance products:
Fixed rate amortizing advances	553,711	3.3	532,816	2.8
Fixed rate callable amortizing advances	6,131	0.0	6,321	0.0
Standard housing and community development advances:
Fixed rate amortizing advances	415,183	2.4	400,688	2.1
Fixed rate callable amortizing advances	553	0.0	553	0.0
Fixed rate amortizing advances funded through the AHP	4	0.0	6	0.0
Total amortizing advances	975,582	5.7	940,384	4.9

TOTAL PAR VALUE	$17,186,133	100.0%	$18,923,259	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

The fairly widespread pay downs by members, as mentioned previously, included a decrease of $803.0 million in advances attributable to one of our largest borrowers (see Table 17). A portion of the decrease in advances from year-end can also be attributed to $502.3 million in prepayments during the first quarter of 2011 resulting from the failure of three members in the first quarter of 2011.

Table 17 presents information on our five largest borrowers as of June 30, 2011 and December 31, 2010 (in thousands):

Table 17

	06/30/2011		12/31/2010
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Capitol Federal Savings Bank	$2,476,000	14.4%	$2,376,000	12.6%
MidFirst Bank	2,285,000	13.3	3,088,000	16.3
Pacific Life Insurance Co.	1,500,000	8.7	1,500,000	7.9
Security Life of Denver Ins. Co.	1,350,000	7.9	1,350,000	7.1
Security Benefit Life Insurance Co.	1,259,330	7.3	1,259,330	6.7
TOTAL	$8,870,330	51.6%	$9,573,330	50.6%

Table 18 presents the interest income associated with our five borrowers with the highest interest income for the three-month periods ended June 30, 2011 and 2010 (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 18

	Three-month Period Ended
	06/30/2011		06/30/2010
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$20,782	22.1%	$22,792	18.5%
Pacific Life Insurance Co.	6,658	7.1	6,787	5.5
American Fidelity Assurance Co.	4,385	4.7	4,785	3.9
Security Benefit Life Insurance Co.	2,534	2.7	2,542	2.1
United of Omaha	2,035	2.2
TierOne Bank2			4,319	3.5
TOTAL	$36,394	38.8%	$41,225	33.5%
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Table 19 presents the interest income associated with the five borrowers with the highest interest income for the six-month periods ended June 30, 2011 and 2010 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable column is left blank.

Table 19

	Six-month Period Ended
	06/30/2011		06/30/2010
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$41,032	21.4%	$45,501	18.2%
Pacific Life Insurance Co.	13,410	7.0	13,331	5.3
American Fidelity Assurance Co.	8,667	4.5	9,332	3.7
Security Benefit Life Insurance Co.	5,143	2.7	4,923	2.0
United of Omaha	4,131	2.1
TierOne Bank2			9,954	4.0
TOTAL	$72,383	37.7%	$83,041	33.2%
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Advances as a percentage of total assets decreased from 50.0 percent as of December 31, 2010 to 49.2 percent as of June 30, 2011. If advances continue to decline, we expect to: (1) repurchase excess capital stock in order to manage our balance sheet; and (2) leverage capital in the range of 20:1 to 23:1 as conditions dictate.

A significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. As a result, 83.1 percent and 85.4 percent of the total advance portfolio as of June 30, 2011 and December 31, 2010, respectively, effectively re-price at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 6 through 9 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

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

MPF Program: The MPF Program is an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of the Federal Home Loan Bank of Chicago. Under the MPF Program, participating members can sell fixed rate, size-conforming, single-family mortgage loans to us (closed loans) and /or originate loans on our behalf (table funded loans).

The amount of new loans originated by and acquired from in-district PFIs during the six-month period ended June 30, 2011, was $726.9 million. These new originations and acquisitions, net of loan payments received, resulted in a sizable increase in the outstanding balance of the MPF portfolio from December 31, 2010 to June 30, 2011 (see Table 15). With total assets declining this quarter, mortgage loans as a percentage of total assets increased from 11.1 percent as of December 31, 2010 to 12.8 percent as of June 30, 2011. Primary factors that may influence future growth in mortgage loans held in portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans, primarily Fannie Mae and Freddie Mac.

The number of active PFIs increased from 191 as of December 31, 2010 to 207 as of June 30, 2011. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2011 and beyond as we strive to increase the number of active PFIs.

Table 20 presents our top five PFIs, the outstanding balances as of June 30, 2011 and December 31, 2010 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. The outstanding balances for Bank of America, Bank of the West and Security Savings Bank (non-members that do not have the ability to actively sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios. Most of our MPF portfolio growth came from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac. If a PFI was not one of the five PFIs representing the highest MPF loan balance for one of the periods presented, the applicable columns are left blank.

Table 20

	MPF Loan Balance as of 06/30/2011	Percent of Total MPF Loans	MPF Loan Balance as of 12/31/2010	Percent of Total MPF Loans
Mutual of Omaha Bank1	$402,868	8.9%	$448,239	10.5%
Bank of America, NA2	265,768	5.9	302,313	7.1
Bank of the West3	205,552	4.5	233,171	5.5
Farmers Bank & Trust, NA	199,736	4.4	179,351	4.2
West Gate Bank	131,849	2.9
Security Saving Bank, FSB4			130,216	3.1
TOTAL	$1,205,773	26.6%	$1,293,290	30.4%
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

4
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and a portion of Security Savings Bank, FSB, not including the CE obligation or servicing for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Simmons First National Bank, a member of the Federal Home Loan Bank of Dallas. As a result, the CE obligation, servicing rights and the reps and warrants for the MPF loans sold to us by Security Savings Bank, FSB are currently held by the FDIC.

Two indications of credit quality are credit scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV). FICO is a widely used credit industry model to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, higher LTV means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2011 was 747 FICO and 71.8 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

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

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight and term Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include investments with remaining maturities of one year or less, were $5.8 billion and $6.1 billion as of June 30, 2011 and December 31, 2010, respectively. This decrease in short-term investments is primarily attributable to a reduction in our leverage ratio combined with a decrease in capital stock associated with the pay down in advances. We hold short-term investment securities as trading in order to enhance our liquidity position.

Our long-term investment portfolio, consisting of Agency debentures, MBS, and taxable state or local housing finance agency securities, was $7.3 billion and $8.7 billion as of June 30, 2011 and December 31, 2010, respectively. This decrease in the long-term investment portfolio can be primarily attributed to MBS prepayments and Agency debenture and housing finance agency security maturities. The Agency debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. All of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped Agency debentures are classified as trading securities.

As mentioned previously, pay downs in our MBS/CMO portfolios cannot be reinvested at this time in new MBS/CMOs because of regulatory limitations. On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities” (Resolution). This Resolution waived the restrictions defined in 12 C.F.R. 1267.3 that limit an FHLBank’s investment in mortgage securities to 300 percent of its capital and restrict quarterly increases in holdings of mortgage securities to no more than 50 percent of capital so that an FHLBank could temporarily invest in Agency mortgage securities up to an additional 300 percent of its capital, subject to specified conditions. Since the introduction of the Resolution, we submitted two requests to the Finance Agency to increase our MBS/CMO holdings. In April 2008, we requested an increase in the portfolio up to 400 percent of capital through the purchase of variable rate Agency MBS/CMOs. In December 2009, we requested an increase in our portfolio up to 500 percent of capital, again through the purchase of variable rate Agency MBS/CMOs. The temporary authority to expand our MBS/CMO portfolio ended on March 31, 2010, and we will not be allowed to make further purchases of MBS/CMOs until our current portfolio declines below 300 percent of capital. As of June 30, 2011 our MBS/CMO portfolio represented 344 percent of capital.

Our Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage our leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of June 30, 2011, we held $390.7 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS were subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option adjusted spreads (OAS) of these instruments during 2007 and 2008, followed by a tightening of the OAS of these instruments during 2009, 2010 and into 2011.

Our participation in the market for taxable state housing finance agency (HFA) securities remains low and focused on HFAs within our district. We maintain our level of participation in standby bond purchase agreements (SBPA) for HFAs in our district. State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, we not only receive competitive returns but also provide necessary liquidity to traditionally underserved segments of the housing market. We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. Currently, our standby bond purchase commitments expire no later than 2014, though some are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.6 billion as of June 30, 2011 and December 31, 2010. We were not required to purchase any bonds under these agreements during the three- or six-month periods ended June 30, 2011 or 2010. We plan to continue support of the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by policy.

Major Security Types: Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. Certain investments are classified as trading securities and are carried at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. If fixed rate securities are hedged with interest rate swaps, the securities are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset-liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying values of our investments as of June 30, 2011 and December 31, 2010 are summarized by security type in Table 21 (in thousands).

Table 21

	06/30/2011	12/31/2010
Trading securities:
Commercial paper	$2,064,650	$2,349,565
Certificates of deposit	2,379,972	1,755,013
U.S. Treasury notes	0	282,996
GSE debentures	1,358,259	1,505,723
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,450	1,534
GSE residential MBS	388,523	440,108
Total trading securities	6,192,854	6,334,939

Held-to-maturity securities:
State and local housing agency obligations	92,488	99,012
Mortgage-backed or asset-backed securities (ABS):
Other U.S. obligation residential MBS	20,275	23,048
GSE residential MBS	4,680,583	5,374,220
Private-label residential MBS	957,407	1,217,904
Private-label commercial MBS	39,976	40,022
Manufactured housing loan ABS	0	88
Home equity loan ABS	1,551	1,684
Total held-to-maturity securities	5,792,280	6,755,978
Total securities	11,985,134	13,090,917

Interest-bearing deposits	85	24

Federal funds sold	1,115,000	1,755,000

TOTAL INVESTMENTS	$13,100,219	$14,845,941

The contractual maturities of our investments as of June 30, 2011 are summarized by security type in Table 22 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 22

	06/30/2011
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$2,064,650	$0	$0	$0	$2,064,650
Certificates of deposit	2,379,972	0	0	0	2,379,972
GSE debentures	204,108	450,081	704,070	0	1,358,259
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	0	0	1,450	1,450
GSE residential MBS	0	0	0	388,523	388,523
Total trading securities	4,648,730	450,081	704,070	389,973	6,192,854
Yield on trading securities	0.40%	4.69%	5.38%	3.72%

Held-to-maturity securities:
State and local housing agency obligations	0	0	5,545	86,943	92,488
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	0	371	0	19,904	20,275
GSE residential MBS	0	0	47,441	4,633,142	4,680,583
Private-label residential MBS	0	0	150,320	807,087	957,407
Private-label commercial MBS	0	0	0	39,976	39,976
Home equity loans ABS	0	0	0	1,551	1,551
Total held-to-maturity securities	0	371	203,306	5,588,603	5,792,280
Yield on held-to-maturity securities	-%	6.99%	4.43%	3.62%

Total securities	4,648,730	450,452	907,376	5,978,576	11,985,134
Yield on total securities	0.40%	4.69%	5.14%	3.63%

Interest-bearing deposits	85	0	0	0	85

Federal funds sold	1,115,000	0	0	0	1,115,000

TOTAL INVESTMENTS	$5,763,815	$450,452	$907,376	$5,978,576	$13,100,219

Securities Ratings: Table 23 presents the carrying value of our investments by rating as of June 30, 2011 (in thousands):

Table 23

Investment Ratings 06/30/2011 Carrying Value1
	Long-term Rating2								Short-term Rating2		Total
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1	A-2/ P-2/ F23
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$85	$0	$85

Federal funds sold4	0	0	0	0	0	0	0	0	790,000	325,000	1,115,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper4	0	0	0	0	0	0	0	0	2,064,650	0	2,064,650
Certificates of deposit4	0	0	0	0	0	0	0	0	2,379,972	0	2,379,972
GSE debentures	1,358,259	0	0	0	0	0	0	0	0	0	1,358,259
State or local housing agency obligations	34,338	35,540	0	22,610	0	0	0	0	0	0	92,488
Total non-mortgage-backed securities	1,392,597	35,540	0	22,610	0	0	0	0	4,444,622	0	5,895,369
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	21,725	0	0	0	0	0	0	0	0	0	21,725
GSE residential MBS	5,069,106	0	0	0	0	0	0	0	0	0	5,069,106
Private label residential MBS	254,448	54,790	160,540	165,954	63,606	184,481	48,022	25,566	0	0	957,407
Private label commercial MBS	39,976	0	0	0	0	0	0	0	0	0	39,976
Home equity loan ABS	0	0	0	0	0	590	372	589	0	0	1,551
Total mortgage-backed securities	5,385,255	54,790	160,540	165,954	63,606	185,071	48,394	26,155	0	0	6,089,765

TOTAL INVESTMENTS	$6,777,852	$90,330	$160,540	$188,564	$63,606	$185,071	$48,394	$26,155	$5,234,707	$325,000	$13,100,219
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $30.1 million as of June 30, 2011.
2	Represents the lowest ratings available for each security based on Nationally-Recognized Statistical Rating Organizations (NRSRO).
3	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
4	Amounts represent unsecured credit exposure with original maturities ranging from overnight to 94 days.

Table 24 presents the carrying value of our investments by rating as of December 31, 2010 (in thousands):

Table 24

Investment Ratings 12/31/2010 Carrying Value1
	Long-term Rating2								Short-term Rating2		Total
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1	A-2/ P-2/ F23
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$24	$0	$24

Federal funds sold4	0	0	0	0	0	0	0	0	1,555,000	200,000	1,755,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper4	0	0	0	0	0	0	0	0	2,349,565	0	2,349,565
Certificates of deposit,4	0	0	0	0	0	0	0	0	1,755,013	0	1,755,013
US Treasury notes	282,996	0	0	0	0	0	0	0	0	0	282,996
GSE debentures	1,505,723	0	0	0	0	0	0	0	0	0	1,505,723
State or local housing agency obligations	38,977	36,275	23,760	0	0	0	0	0	0	0	99,012
Total non mortgage-backed securities	1,827,696	36,275	23,760	0	0	0	0	0	4,104,578	0	5,992,309
Mortgage-backed securities or asset-backed securities:
Other U.S. obligations residential MBS	24,582	0	0	0	0	0	0	0	0	0	24,582
GSE residential MBS	5,814,328	0	0	0	0	0	0	0	0	0	5,814,328
Private label residential MBS	607,458	126,060	98,181	42,023	60,124	211,032	45,419	27,607	0	0	1,217,904
Private label commercial MBS	40,022	0	0	0	0	0	0	0	0	0	40,022
Manufactured housing loan ABS	88	0	0	0	0	0	0	0	0	0	88
Home equity loan ABS	0	0	0	0	571	0	411	702	0	0	1,684
Total mortgage-backed securities	6,486,478	126,060	98,181	42,023	60,695	211,032	45,830	28,309	0	0	7,098,608

TOTAL INVESTMENTS	$8,314,174	$162,335	$121,941	$42,023	$60,695	$211,032	$45,830	$28,309	$5,659,602	$200,000	$14,845,941
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $35.0 million at December 31, 2010.
2	Represents the lowest ratings available for each security based on NRSROs.
3	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
4	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 97 days.

Table 25 presents the carrying value and fair values of our investments by the lowest rated NRSRO credit rating as of June 30, 2011 and August 8, 2011 for securities that have been downgraded during that period (in thousands). Although individual Agency MBS and debentures are not rated, we included all Agency MBS and debentures in Table 25 based on S&P action relative to the issuers of the applicable securities. For additional information on recent S&P credit rating changes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends.”

Table 25

Investment Ratings		Downgrades – Balances Based on Values as of 06/30/20111
As of 06/30/2011	As of 08/08/2011	Private-label Residential MBS		Non-Mortgage-backed Investments		Agency MBS2
From	To	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	Double-A	$15,034	$12,174	$1,363,390	$1,363,390	$5,090,831	$5,137,643
Single-A	Triple-B	24,327	24,200	0	0	0	0
Single-B	Double-C	7,569	7,528	0	0	0	0
TOTAL		$46,930	$43,902	$1,363,390	$1,363,390	$5,090,831	$5,137,643
 __________
1	Investments that matured subsequent to June 30, 2011 and on or before August 8, 2011 are excluded from this table.
2	Includes Fannie Mae, Freddie Mac and Ginnie Mae residential MBS.

Table 26 presents the carrying value and fair value by NRSRO credit rating (as of August 8, 2011) of our investment portfolio for non-Agency securities on negative watch with the lowest rated NRSRO as of August 8, 2011 (in thousands):

Table 26

On Negative Watch – Balances Based on Values at 06/30/20111
Investment Ratings	Private-label Residential MBS		Non-Mortgage-backed Investments
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term ratings:
Triple-A	$7,396	$7,538	$0	$0
Single-B	6,224	7,005	0	0
Triple-B	5,064	5,069	0	0
Double-B	4,690	4,031	0	0
Short-term ratings:
A-1 or higher/P-1/F1	0	0	100,010	100,010
TOTAL	$23,374	$23,643	$100,010	$100,010
 __________
1	Investments that matured subsequent to June 30, 2011 and on or before August 8, 2011 are excluded from this table.

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

Table 27 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral as of June 30, 2011 and December 31, 2010 (in thousands):

Table 27

	06/30/2011			12/31/2010
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$449,738	$190,752	$640,490	$638,979	$211,745	$850,724
Alt-A	203,146	139,720	342,866	235,658	155,759	391,417
Total private-label residential MBS	652,884	330,472	983,356	874,637	367,504	1,242,141

Private-label commercial MBS:
Prime	39,940	0	39,940	39,940	0	39,940

Manufactured housing loan ABS:
Prime	0	0	0	0	88	88

Home equity loan ABS:
Subprime	0	4,643	4,643	0	4,924	4,924
TOTAL	$692,824	$335,115	$1,027,939	$914,577	$372,516	$1,287,093
__________
1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. Beginning in the second quarter of 2009, the pace of this decline slowed appreciably and the fair value of many of our prime, early vintage private-label MBS has actually improved from year-end 2008. Fair values continued to improve, although only slightly through the first six months of 2011. The declines in fair values were particularly evident across the market for private-label MBS securitized in 2006 and 2007 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-five percent of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS, earlier vintages have not been immune to the declines in fair value. Tables 28 through 30 present statistical information for our private-label MBS by year of securitization and collateral type as of June 30, 2011 (dollar amounts in thousands):

Table 28

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$209,231	$0	$3,305	$205,926
Double-A	39,931	0	0	39,931
Single-A	98,678	0	24,391	74,287
Triple-B	87,690	0	5,076	82,614
Below investment grade:
Double-B	51,609	0	34,594	17,015
Single-B	130,875	33,577	97,298	0
Triple-C	15,670	12,811	2,859	0
Double-C	6,806	0	6,806	0
TOTAL	$640,490	$46,388	$174,329	$419,773

Amortized cost	$638,017	$45,858	$172,981	$419,178
Gross unrealized losses	28,044	404	2,220	25,420
Fair value	614,410	45,515	171,120	397,775

OTTI:
Credit-related OTTI charge taken year-to-date	$546	$0	$546	$0
Non-credit-related OTTI charge taken year-to-date	757	0	757	0
TOTAL	$1,303	$0	$1,303	$0

Weighted average percentage of fair value to UPB	95.9%	98.1%	98.2%	94.8%
Original weighted average credit support1	3.1	3.0	3.0	3.2
Weighted average credit support1	7.4	4.2	5.2	8.6
Weighted average collateral delinquency2	5.8	7.7	6.7	5.2

Private-label commercial MBS:
UPB by credit rating:
Triple-A	$39,940	$0	$0	$39,940

Amortized cost	$39,976	$0	$0	$39,976
Gross unrealized losses	0	0	0	0
Fair value	41,262	0	0	41,262

Weighted average percentage of fair value to UPB	103.3%	-%	-%	103.3%
Original weighted average credit support1	21.5	-	-	21.5
Weighted average credit support1	26.7	-	-	26.7
Weighted average collateral delinquency2	4.3	-	-	4.3
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 29

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$45,693	$0	$45,693
Double-A	14,981	0	14,981
Single-A	61,957	2,423	59,534
Triple-B	78,284	0	78,284
Below investment grade:
Double-B	12,387	0	12,387
Single-B	58,613	32,222	26,391
Triple-C	33,960	27,579	6,381
Double-C	36,991	36,991	0
TOTAL	$342,866	$99,215	$243,651

Amortized cost	$337,819	$94,421	$243,398
Gross unrealized losses	34,275	19,464	14,811
Fair value	305,467	74,957	230,510

OTTI:
Credit-related OTTI charge taken year-to-date	$1,833	$1,777	$56
Non-credit-related OTTI charge taken year-to-date	1,091	(1,075)	2,166
TOTAL	$2,924	$702	$2,222

Weighted average percentage of fair value to UPB	89.1%	75.6%	94.6%
Original weighted average credit support1	4.8	5.4	4.6
Weighted average credit support1	10.9	7.3	12.4
Weighted average collateral delinquency2	9.8	12.7	8.7
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 30

Private-Label Mortgage-Backed Securities, Manufactured Housing Loan Asset-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Subprime
Total1
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Single-B	$1,402
Triple-C	695
Double-C	2,546
TOTAL	$4,643

Amortized cost	$2,098
Gross unrealized losses	170
Fair value	2,301

OTTI:
Credit-related OTTI charge taken year-to-date	$75
Non-credit-related OTTI charge taken year-to-date	(75)
TOTAL	$0

Weighted average percentage of fair value to UPB	49.6%
Original weighted average credit support2	35.5
Weighted average credit support2	33.3
Weighted average collateral delinquency3	28.6
__________
1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

All of our private-label MBS securities were limited by our RMP at the time of acquisition to securities where the geographic concentration of loans collateralizing the security was such that no single state represented more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, we continue to monitor concentration of the underlying collateral for our private-label MBS portfolio for risk management purposes. Geographic concentration of collateral securing private-label MBS is provided in the annual report on Form 10-K. There were no material changes in these concentrations during the period ended June 30, 2011.

As of June 30, 2011, we held private-label ABS covered by monoline insurance companies, which provide credit support for these securities. Other types of credit support for private-label ABS include subordinate tranches and over-collateralization, if any, in a security structure that can absorb losses before the holders of the security incur losses. Table 31 presents coverage amounts and unrealized losses as of June 30, 2011 (in thousands) on the private-label ABS covered by monoline bond insurers on which we are placing reliance:
Table 31

	MBIA Insurance Corp.
Year of Securitization	Insurance Coverage	Gross Unrealized Losses
Home equity loan ABS:
2004 and prior	$1,402	$42

Table 32 presents the NRSRO credit ratings as of June 30, 2011 for all monoline insurance companies that provide credit support for our home equity loan ABS (in thousands):

Table 32

	Moody’s Credit Rating	S&P Credit Rating	Fitch Credit Rating
MBIA Insurance Corp.	B3	B	NR1
Financial Guaranty Insurance Company	NR1	NR1	NR1
__________
1	Not rated.

As of June 30, 2011, the amortized cost of private-label securities with unrealized losses was $535.3 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrealized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position.) Table 33 presents characteristics of our private-label MBS/ABS in a gross unrealized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 33

	06/30/2011					07/31/2011 MBS Ratings Based on 06/30/2011 UPB2,3
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$339,562	$338,742	$28,044	6.9%	13.6%	9.1%	47.8%	43.1%	3.6%

Alt-A:
Alt-A other	184,079	182,864	30,759	10.5	2.3	2.3	41.0	56.7	0.0
Alt-A option arm	15,902	12,315	3,516	32.8	0.0	0.0	0.0	100.0	0.0
Total Alt-A	199,981	195,179	34,275	12.3	2.2	2.2	37.7	60.1	0.0

Home equity loan ABS:
Subprime	2,098	1,423	170	28.4	0.0	0.0	0.0	100.0	0.0

TOTAL	$541,641	$535,344	$62,489	9.0%	9.3%	6.5%	43.9%	49.6%	2.2%
__________
1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy as of June 30, 2011. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of June 30, 2011.

2	Represents the lowest ratings available for each security based on NRSROs.
3	Excludes investments held as of June 30, 2011 that have been paid down in full as of July 31, 2011.

Other-than-temporary Impairment – As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value of our private-label MBS during the last nine months of 2009, all of 2010 and the first six months of 2011, the fair values of the majority of the private-label MBS in our held-to-maturity portfolio remain below amortized cost as of June 30, 2011. However, based upon the OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 19 private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

See Note 3 of the Notes to Financial Statements under Item 1 for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of our private-label residential MBS and home equity loan investments. Certain private-label MBS/ABS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by us using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 7.7 percent of our total private-label MBS/ABS.

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

Tables 34 and 35 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI for the quarter ended June 30, 2011 as well as related current credit enhancement. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Table 34

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2006	7.7%	6.6-10.5%	12.5%	8.2-19.1%	32.9%	28.1-38.3%	4.2%	3.5-4.6%
2005	7.8	6.3-12.0	13.6	4.3-22.1	32.6	21.7-38.7	5.2	2.7-12.4
2004 and prior	19.3	7.2-50.6	6.5	0.0-31.3	23.2	0.0-50.3	8.5	2.2-51.4
Total prime	15.3	6.3-50.6	8.9	0.0-31.3	26.5	0.0-50.3	7.3	2.2-51.4

Alt-A:
2005	10.7	7.0-13.7	20.9	8.8-64.6	38.9	25.3-45.5	7.3	2.7-28.3
2004 and prior	13.7	10.0-19.4	10.6	3.7-46.2	34.2	19.0-50.6	12.4	4.6-64.9
Total Alt-A	12.8	7.0-19.4	13.6	3.7-64.6	35.6	19.0-50.6	10.9	2.7-64.9

TOTAL	14.4%	6.3-50.6%	10.5%	0.0-64.6%	29.7%	0.0-50.6%	8.6%	2.2-64.9%

Table 35

Home Equity Loan ABS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	3.1%	1.2-5.4%	8.5%	4.2-14.2%	88.3%	85.1-96.3%	33.3%	0.0-66.4%

The FHLBank also evaluates other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the quarter ended June 30, 2011, we did not identify any non-MBS/ABS securities as having impairment.

The 19 private-label MBS/ABS upon which we recognized OTTI included 5 securities that were identified as other-than-temporarily impaired in 2008, 3 securities that were first identified as other-than-temporarily impaired in 2009, 2 securities that were first identified as other-than-temporarily impaired in 2010 and 9 securities that were initially identified in the first six months of 2011. Subsequent to their initial OTTI classification, most of these securities experienced some further OTTI credit losses in subsequent quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations. See Note 3 of the Notes to the Financial Statements under Item 1 for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines are projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period beginning April 1, 2011 followed in each case by a 3-month period of flat prices. Thereafter, home prices are projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent the third year, 1.3 percent to 3.4 percent the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year. (See Note 3 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a description of the assumptions used to determine actual credit-related OTTI.) Table 36 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended June 30, 2011 using base-case housing price index assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 36

Housing Price Scenarios As of 06/30/2011
	Base Case1			Results Under Hypothetical Stress Test Scenario
Security Type	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Private-lable RMBS:
Prime	1	$4,623	$2	9	$67,740	$385
Alt-A	4	51,318	644	12	104,116	2,434
Total private-label RMBS	5	55,941	646	21	171,856	2,819

Home equity loan ABS:
Subprime	1	882	75	3	1,578	109
TOTAL	6	$56,823	$721	24	$173,434	$2,928
_________
1	Represent securities and related OTTI credit losses for the quarter ended June 30, 2011.

Deposits: We offer deposit programs for the benefit of our members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and the majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the low interest rate environment, management has established a floor of 5 bps on demand deposits and 15 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, our deposit pricing as compared to other short-term market rates and members' desire to pledge overnight deposits as collateral. The majority of the increase in deposit balances during the first six months of 2011 (see Table 15) can be attributed to several institutions with significant increases in their overnight deposit accounts related to the pledging of these deposits as collateral. Deposits could decline during the remaining two quarters of 2011 if demand for loans at member institutions increase, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of our ready access to the capital markets through consolidated obligations, however, we expect to be able to replace any reduction in deposits with similarly priced or lower cost borrowings.

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

Consolidated obligation bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, we typically either issue a consolidated obligation bond that has variable rates matching the asset index or swap a fixed rate, variable rate or a complex consolidated obligation bond to match that index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments. Consolidated obligation discount notes are primarily used to fund shorter-term advances and investments (maturities of twelve months or less).

While total consolidated obligations decreased from December 31, 2010 to June 30, 2011, the composition between discount notes and bonds changed significantly over the period. Discount notes as a percentage of total consolidated obligations decreased from 38.9 percent as of the end of 2010 to 30.7 percent as of the end of the second quarter of 2011. This compositional decrease in discount notes was primarily a function of the decline in total assets, specifically short-term advances and held-to-maturity securities, comprised primarily of variable rate CMOs, during the period. Consolidated obligation bonds as a percentage of total consolidated obligations increased from 61.1 percent as of the end of 2010 to 69.3 percent as of the end of the second quarter of 2011 primarily reflecting: (1) the issuance of consolidated obligation bonds swapped to LIBOR in preparation for large maturities of LIBOR-based liabilities funding LIBOR-based assets (assets adjusting to or swapped to LIBOR) during the remainder of 2011; and (2) the growth in our unswapped callable bond portfolio primarily used to fund our fixed-rate mortgage loan portfolio.

The spread between one- and three-month LIBOR to the overnight Federal funds target rate declined during the first six months of 2011. At the end of the second quarter of 2011, the spread for three-month LIBOR to the Federal funds target rate declined to negative 0.4 bps from a positive 5.3 bps at December 31, 2010 and the one-month LIBOR spread declined to a negative 6.4 bps at June 30, 2011 from a positive 1.1 bps at December 31, 2010. The LIBOR/Federal funds target rate spread is of significance because we have occasionally used consolidated obligation bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of our short-term fixed rate advance, short-term money market investment and variable rate MBS portfolios.

We continued to issue callable debt in the liability portfolios funding fixed rate assets with prepayment characteristics to help manage the optionality contained in these assets. During the first six months of 2011, $0.8 billion of unswapped callable consolidated obligation bonds were called and $1.3 billion of unswapped callable consolidated obligation bonds were issued. In order to increase the optionality in our funding and better match the options in our assets, we primarily utilize callable debt with relatively short lockout periods (three months to one year). Refinancing unswapped callable bonds has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 6 through 9 under Item 2 – “Financial Review – Results of Operations” for further information. While some of these issuances of unswapped callable debt in the first six months of 2011 were used to refinance debt that was called, they were also used to fund growth in our mortgage loan portfolio and to fund a certain portion of fixed rate advances. The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during the first six months of 2011 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For a further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

While we have had relatively stable access to funding markets for the first six months of 2011, future developments could impact our ability to replace outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, rating agency downgrades of U.S. Treasury obligations which will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

Derivatives: All derivatives are marked to fair value, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the LIBOR/Swap interest rate curve fluctuates. The LIBOR/Swap curve generally reflects the demand for and supply of derivative products, but other factors such as market participant expectations, implied volatility and the shape of the curve can drive the market price for derivatives.

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

The notional amount of total derivatives outstanding decreased primarily because of a decrease in fixed rate convertible advances, maturing swapped fixed rate non-callable consolidated obligation bonds and maturing swapped consolidated discount notes, which were offset somewhat by an increase in swapped complex consolidated obligation bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 44 and 45 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. We need liquidity to repay maturing consolidated obligations and other borrowings, to meet other financial obligations, to meet advance needs of our members, to make payments of dividends to our members and to repurchase excess capital stock at our discretion, whether upon the request of a member or at our own initiative (mandatory stock repurchases).

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income and proceeds from repurchase agreements or the sale of unencumbered assets. Uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments and contingent funding or purchase obligations including letters of credit and stand-by bond purchase agreements.

Total cash and short-term investments, including commercial paper, certificates of deposit, bank notes and overnight Federal funds sold, were unchanged at $5.9 billion as of December 31, 2010 and June 30, 2011. Total cash and short-term investments remained relatively stable in spite of significant deleveraging primarily as a result of a fairly significant pay down in advances where a portion of the supporting capital was redeemed and from prepayments in our Agency variable rate CMO investment portfolio. The maturities of short-term investments are structured to provide periodic cash flows to support ongoing liquidity needs. To enhance our liquidity position short-term investment securities (i.e., commercial paper, marketable certificates of deposit and bank notes) are also classified as “Trading” for accounting purposes so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage) and our RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), we manage assets, liabilities and capital in such a way as to maintain our total regulatory capital ratio in a target range of 5.0 percent (20:1 asset to capital leverage) to 4.35 percent (23:1 asset to capital leverage). We increased the lower end of our target range of our total regulatory capital ratio to 5.0 percent (20:1 asset to capital leverage) from 4.76 percent (21:1 asset to capital leverage) in June 2011 to avoid further increases in our unsecured short-term money market investment portfolio. As a result of managing leverage within this target range, we have the capacity, should the need arise, to borrow an amount approximately equal to two to five times our current capital position before we reach any leverage limitation as a result of the minimum regulatory or RMP capital requirements. Our operating capital ratio target helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily at our discretion to adjust our balance sheet; or (2) upon the submission of a redemption request by a member. While we target a specific range for our asset to capital leverage ratio, our actual performance relative to that target may vary in response to market conditions and/or investment opportunities.

We are subject to five metrics for measuring liquidity, and we have remained in compliance with each of these liquidity requirements throughout the first six months of 2011. In order to ensure a sufficient liquidity cushion, we are required to maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding increased to 89 days as of June 30, 2011 from 85 days as of December 31, 2010. The weighted average original maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) and non-earning cash left in our Federal Reserve account increased to 56 days as of June 30, 2011 from 52 days as of December 31, 2010. The mismatch of discount notes and our money market investment portfolio was unchanged from December 31, 2010 to June 30, 2011 (33 day mismatch). As a precautionary measure against potential capital market disruptions resulting from Congressional debt ceiling negotiations and the potential downgrade of U.S. sovereign debt, during July 2011, management increased this mismatch to 56 days by increasing the weighted average original days to maturity of discount notes outstanding to 104 and decreasing the weighted average original maturity of our money market investment portfolio and non-earning cash left in our Federal Reserve account to 48 days. We sometimes leave cash in our non-earning Federal Reserve account at the end of the day if the money cannot be sold in the overnight Federal funds market at an adequate return. We left $337.0 million in our Federal Reserve account on June 30, 2011 compared to $0.2 million on December 31, 2010. The increase in weighted average original maturity of our money market investment portfolio was due to an increase in the proportion of term money market investments (one- to three-month) relative to overnight Federal Funds sold and cash left in our Federal Reserve account. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds.

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

Capital: We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and our capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. As of June 30, 2011, we were in compliance with all three capital requirements (see Note 12 in the Notes to Financial Statements under Item 1).

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase requirement. As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchased all excess Class A Common Stock in June 2009, and in August 2010, we exchanged all excess Class B Common Stock for Class A Common Stock. Furthermore, we re-instituted a practice of regular sweeps of all Class B Common Stock in excess of $50,000 to Class A Common Stock weekly beginning October 20, 2010. The amount of excess stock held by members decreased slightly from December 31, 2010 in spite of the fact that we pay our quarterly dividends in the form of Class B Common Stock. This decrease is attributable to the capital management practices initiated and a common practice by some of our members to request redemptions of excess stock and our subsequent repurchase.

Joint Capital Enhancement Agreement (JCE Agreement) – Effective February 28, 2011, we, along with the other 11 FHLBanks, entered into a JCE Agreement intended to enhance the capital position of each FHLBank. On August 5, 2011, the FHLBanks also amended the JCE Agreement to reflect differences between the original agreement and capital plan amendments.

The intent of the JCE Agreement is to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a Separate Restricted Retained Earnings Account (RRE Account) at that FHLBank. Each FHLBank was required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury resulted in full satisfaction of the FHLBanks’ REFCORP obligation.

Thus, in accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLBank will allocate 20 percent of its net income to a RRE Account until the balance of the account equals at least 1 percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.

For additional information regarding the JCE Agreement, see Note 12 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.”

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

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend. We also expect that the differential between the two classes of stock for the remainder of 2011 will remain close to the differential for the first six months of 2011, subject to suitable investment opportunities and sufficient earnings to meet retained earnings targets. We expect to recommend a lower Class A dividend for the third quarter of 2011 comparable to short-term market yields. It is also likely the recommended Class B dividend will increase, which would result in a lower effective borrowing cost for members using advances. Management cautions, however, that market conditions can be unpredictable and adverse changes may result in lower dividend rates.

We expect to continue paying dividends primarily in the form of capital stock (cash dividends are paid for partial shares and for all dividends to former members) for the remainder of 2011, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Excess stock was 0.93 percent of total assets at June 30, 2011. If we were to change our prior practice and pay dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in our ability to meet our housing finance mission, serve our members, earn a profit, compete in our market and prosper over the long term. Active risk management continues to be an essential part of operations and a key determinant of our ability to maintain earnings in order to meet retained earnings thresholds and return a reasonable dividend to our members. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners, independent accountants and external consultants subject our practices to additional scrutiny, further strengthening the process.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the First Loss Account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. See Item 1 – “Business – Mortgage Loans” in the annual report on Form 10-K for additional discussion on the FLA, PMI and SMI. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because the FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, trends that could identify risks with the mortgage loan portfolio are reviewed, including borrower payment history, low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that we hold no mortgage loans that would be considered subprime at origination. Table 37 presents the unpaid principal balance and maximum coverage outstanding with third-party PMI for seriously delinquent loans as of June 30, 2011 (in thousands):

Table 37

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Mortgage Guaranty Insurance Co.	Single-B	$2,321	$630
Genworth Mortgage Insurance Corp.	Double-B	1,111	334
Republic Mortgage Insurance Co.	Double-B	884	172
United Guaranty Residential Insurance Co.	Triple-B	829	211
Radian Guaranty, Inc.	Single-B	341	95
CMG Mortgage Insurance Co.	Triple-B	272	61
All others4		16,888	0
TOTAL		$22,646	$1,503
__________
1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of July 31, 2011.
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

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio primarily represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on at least a quarterly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by Agencies, CMOs securitized by Agencies, private-label MBS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 23), but all of the downgraded securities have been and are currently paying according to contractual agreements. As of June 30, 2011, approximately 83 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities classified as being backed by subprime mortgage loans are private-label home equity ABS. We have potential credit risk exposure to ABS that are insured by two of the monoline bond insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. At the time the securities were purchased, the insurer was required to be rated no lower than double-A. We monitor the credit ratings daily and capital adequacy, financial performance, and relevant market indicators quarterly for all primary mortgage insurers and secondary mortgage insurers. For master servicers to which we have potential credit risk exposure, ratings are monitored monthly and capital adequacy and financial performance are analyzed annually. See Table 31 under this Item 2 – “Financial Condition – Investments” for coverage amounts and unrecognized losses on private-label ABS covered by monoline bond insurance companies on which we are placing reliance. Other long-term investments include unsecured triple-A rated GSE and collateralized state and local housing finance agency securities.

We have never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, results in the counterparty owing money to us in excess of delivered collateral. This risk is managed by: (1) executing derivative transactions with experienced counterparties with high credit quality (rated single-A or better); (2) requiring netting of individual derivative transactions with the same counterparty; (3) diversifying derivatives across many counterparties; and (4) executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. The exposure on our derivative transactions is regularly monitored by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. On an annual basis, our pricing model is validated by an independent third-party by comparing a sample of market values generated from our pricing model to a benchmark pricing model and conducting a comprehensive review of our pricing model’s policies and procedures, methodologies, assumptions and controls to comparable industry practices.

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

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on the derivatives, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. Derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of June 30, 2011 is indicated in Table 38 (in thousands):

Table 38

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Triple-A	$36,000	$2,222	$0	$2,222
Double-A	10,612,347	13,864	0	13,864
Single-A	16,737,968	8,231	0	8,231
Subtotal	27,386,315	24,317	0	24,317
Member Institutions1	225,582	1,828	1,828	0
TOTAL	$27,611,897	$26,145	$1,828	$24,317

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on our behalf or collateral assigned to us as evidenced by a written security agreement and held by the member for our benefit.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2010 is indicated in Table 39 (in thousands):

Table 39

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

Table 40 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the lowest rating published by Moody’s or S&P is used) as of June 30, 2011:

Table 40

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	Double-A	52.6%
Deutsche Bank AG	Single-A	15.0
UBS AG	Single-A	9.7
Bank of America NA	Single-A	9.1
Rabobank International	Triple-A	9.1
All other counterparties.		4.5

Table 41 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the lowest rating published by Moody’s or S&P is used) as of December 31, 2010:

Table 41

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We have remained in compliance with each of these liquidity requirements throughout the first six months of 2011.

We generally maintained stable access to the capital markets throughout the first six months of 2011. Short-term discount note yields declined and LIBOR spreads on most swapped consolidated obligation bonds improved from the end of 2010. Factors in the second quarter of 2011 driving the decline in discount note rates include, but are not limited to: (1) decrease in supply of competing instruments, including U.S. Treasury bills; (2) increased “flight-to-quality” demand in reaction to international geopolitical events, with Europe being the area of particular focus in the second quarter of 2011; and (3) continued economic weakness in the United States, particularly in employment and housing economic data. An important factor in the decline of the supply of U.S. Treasury bills is the $195 billion reduction in the Treasury Department’s SFP since the beginning of the year. Issuance was reduced in order to reduce debt levels under the current U.S. debt ceiling. Regular U.S. Treasury bill supply likely also declined during the second quarter due to debt ceiling constraints and seasonal pay downs resulting from tax payments. This reduction in U.S. Treasury bill supply has resulted in a reduction of collateral available for repurchase agreements, which has caused a decline in repurchase agreement rates and in turn has generally resulted in a decline in rates for other short-term investment instruments. Some reasons that collateral available for repurchase agreements has declined during the second quarter of 2011 include collateral scarcity resulting from the Federal Reserve Bank’s asset purchase program and the reduction in SFP bill issuance. The Federal Reserve Bank’s asset purchase program (QE2) ended on June 30, 2011. Repurchase agreement rates and rates on other short-term investment instruments, including our discount notes, will likely increase in response to the increase in the debt ceiling. U.S. Treasury bill issuance increases, in addition to the end of QE2, will likely help reduce the scarcity of collateral available for repurchase agreements. While our swapped funding costs improved during the first six months of 2011, the LIBOR swap curve remains fairly tight to our funding curve resulting in relative LIBOR spreads on swapped consolidated obligations that are generally less attractive on a historical basis. For additional discussion of the overall financial market environment affecting liquidity, see this Item 2 – “Financial Market Trends.”

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of June 30, 2011 was $364.4 million, for which we posted collateral with a fair value of $132.8 million in the normal course of business. If one of our credit ratings had been lowered one level (e.g., from AAA to AA) prior to that date, we would have been required to deliver an additional $122.8 million of collateral to derivative counterparties as of June 30, 2011. None of our credit ratings were lowered during the 12 months ended June 30, 2011. However, on August 8, 2011, S&P lowered the long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBanks and the senior unsecured debt issues of the FHLBanks to AA+ from AAA (the Federal Home Loan Banks of Chicago and Seattle were already rated AA+ prior to the U.S. sovereign downgrade). For additional information on credit rating changes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends.” Our liquidity position as of June 30, 2011 was sufficient to satisfy any additional collateral that would have been required as of that date if the downgrade was effective at that time, and such amounts would not have any material impact to our financial condition or results of operation. Subsequent to June 30, 2011, our liquidity position continues to be sufficient despite additional collateral deliveries that were required as a result of the downgrade.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Regulatory and Legislative Developments
Dodd-Frank Act. As discussed under Legislation and Regulatory Developments in our 2010 Form 10-K, the Dodd-Frank Act will likely impact our business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their liquidity and housing finance missions. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on us are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until late 2011 or early 2012.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members and additional documentation with our swap counterparties.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency proposals, we would be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us and thus also make uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member. To the extent the CFTC's final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk, which constitute the great majority of our derivative transactions. However, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that we have historically entered into with our members.

It is also unclear how the final rule will treat the call and put optionality in certain advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify which certain products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and our members will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear.

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advances products and intermediated derivatives to members if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of either our advance activities or our intermediated derivative activities, or both, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant" and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.

Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We and the other FHLBanks are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Finance Agency Issues Proposed Rule on Credit Risk Retention for Asset-Backed Securities. As discussed under Legislative and Regulatory Developments in our Form 10-Q for the quarter ended March 31, 2011, on April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule which proposes to require sponsors of ABS to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing ABS, unless all the assets securitized satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement. Comments on this proposed rule were due by August 1, 2011.

Finance Agency Issues Proposed Rule on Incentive-based Compensation Arrangements. As discussed under Legislative and Regulatory Developments in FHLBank’s Form 10-Q for the quarter ended March 31, 2011, on April 14, 2011, the Finance Agency, in conjunction with other Federal financial regulators, issued a proposed rule on incentive-based compensation arrangements that would, among other things, prohibit excessive compensation and also would prohibit us from establishing or maintaining any type of incentive-based compensation arrangement, or any feature of any such arrangement, that encourages inappropriate risks by us, by providing incentive-based compensation to any executive officer, employee or director that could lead to material financial loss to us. Comments on the proposed rule were due by May 31, 2011.

Finance Agency Issues Final Rule on FHLBank Investments. On May 20, 2011, the Finance Agency issued a final rule which generally reorganized and readopted existing investment regulations that apply to the FHLBanks. The final regulation incorporates limits on our investment in MBS and certain ABS that were previously set forth in the Federal Housing Finance Board’s (Finance Board) Financial Management Policy (FMP). The FMP was established by the Finance Board, the predecessor to the Finance Agency, to consolidate into one document the previously separate policies on funds management, hedging, interest-rate swaps, unsecured credit and interest-rate risks. Most of the provisions of the FMP had been previously superseded by regulation, and upon incorporating the remaining FMP provisions into regulation pursuant to the final rule, the FMP was terminated. The final rule became effective on June 20, 2011.

Finance Agency Issues Final Rule on Record Retention. On June 8, 2011, the Finance Agency issued a final rule which sets forth minimum requirements for a record retention program for Fannie Mae, Freddie Mac, and the FHLBanks (the Regulated Entities) and the Office of Finance. The requirements are intended to further prudent management of records as well as to ensure that complete and accurate records of each Regulated Entity and the Office of Finance are readily accessible to the Finance Agency. The final regulation requires each Regulated Entity and the Office of Finance to establish and maintain a written record retention program which shall: (1) assure that retained records are complete and accurate; (2) assure that the form of retained records and the retention period are appropriate and comply with applicable laws and regulations; (3) assign in writing the authorities and responsibilities for record retention activities; (4) include policies and procedures concerning record holds; (5) include an accurate, current and comprehensive record retention schedule; (6) include appropriate security and internal controls to protect records from unauthorized access and data alteration; (7) provide for appropriate back-up and recovery of records; (8) provide for periodic testing of the ability to access records; and (9) provide for the proper disposition of records. The final rule became effective on July 8, 2011.

Finance Agency Issues Final Rule on Conservatorship and Receivership. On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for the Regulated Entities. The final rule implements section 1367 of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Safety and Soundness Act) on Authority Over Critically Undercapitalized Regulated Entities. The final rule includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver, including the enforcement and repudiation of contracts, and also establishes procedures for priorities of claims for contract parties and other claimants. Additionally, the final rule sets forth the authority of limited-life regulated entities and provisions regarding capital distributions while in conservatorship. The final rule became effective on July 20, 2011.

Finance Agency Issues Proposed Rule on Prudential Management and Operations Standards. On June 20, 2011, the Finance Agency issued a proposed rule on Prudential Management and Operations Standards to implement section 1108 of the Housing and Economic Recovery Act of 2008 (HERA), which requires the Finance Agency to establish prudential standards relating to the management and operations of the Regulated Entities. Section 1108 of HERA requires the Director of the Finance Agency to establish standards that address 10 separate areas relating to the management and operation of the Regulated Entities, including adequacy of internal controls and information systems, adequacy and independence of internal audit systems, management of interest rate risk, management of market risk, adequacy of liquidity and reserves, management of growth in assets and in the investment portfolio, management of investments and acquisition of assets to ensure that they are consistent with the purposes of the Safety and Soundness Act, adequacy of overall risk management processes, adequacy of credit and counterparty risk management practices, and maintenance of records that allow an accurate assessment of the institution’s financial condition. The proposed rule provides that the prudential standards may be established by the Director of the Finance Agency as guidelines. In the event the Finance Agency determines that a Regulated Entity has failed to meet one or more of the standards, the Regulated Entity must submit a corrective action plan, which shall describe the actions the Regulated Entity will take to correct its failure to meet one or more of the standards. In the event a Regulated Entity fails to submit a corrective action plan or fails to implement or otherwise comply with an approved corrective action plan, the Finance Agency may limit the activities of the Regulated Entity. Comments on the proposed rule are due by August 19, 2011.

Federal Banking Agencies Issue Final Rules to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits effective July 21, 2011. To conform their regulations to such provision, Federal banking regulators rescinded their regulations prohibiting paying interest on demand deposits effective July 21, 2011.

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

Under the RMP approved by our Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 bps. During periods of extremely low interest rates, such as those experienced over the past several years, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this Finance Agency requirement.

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. Even though all of our DOE measurements were inside Board of Director established operating ranges as of June 30, 2011, we continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our ongoing evaluation processes for determining acceptable future asset/liability management actions.

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

Table 42 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios for recent quarter-end dates:

Table 42

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2011	1.3	-0.5	-0.3	1.9	-1.5
03/31/2011	1.8	0.0	-1.0	1.7	-2.9
12/31/2010	1.4	-0.3	-1.7	1.1	-1.0
09/30/2010	-1.4	-2.5	-1.8	-0.6	0.3
06/30/2010	-0.2	-1.0	0.3	-0.8	-0.7

The DOE as of June 30, 2011 increased in the base and down 200 basis point scenarios (became less negative) and decreased in the up 200 basis point (became less positive) instantaneous shock scenario from March 31, 2011. All DOE results continue to remain inside or at our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The primary factors contributing to the changes in duration during the second quarter were the continued growth in the MPF portfolio, the continued improvement in market prices of MBS investments held and asset/liability actions taken by management, including: (1) the continued issuance of callable consolidated obligation bonds with shorter lock-out periods and slightly shorter duration profiles; and (2) the sale of the remaining 10-year U.S. Treasury note position purchased during the fourth quarter 2010 to effectively lengthen the duration of our assets.

The continued growth in the MPF portfolio during the second quarter of 2011 significantly lengthened the duration profile of assets since new production loans generally have a longer duration than existing/refinanced assets and typically provide a net positive duration impact for the portfolio. In addition, the duration profile changes of the MPF portfolio was magnified as the level of advances continued to decline during the period causing balance sheet composition changes. As discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the MPF portfolio balance continued to increase throughout the quarter and with a high volume of existing mortgage loans being refinanced to lower interest rates, the duration of the portfolio lengthened. This duration lengthening was then magnified as the MPF portfolio became a larger portion of the balance sheet, both from the net growth in the portfolio and as the balance sheet shrank. As discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances,” the overall balance of advances during the period again experienced a steady decline, further leading to the MPF portfolio becoming a larger portion of the balance sheet. A similar shift occurred on the liability side of the balance sheet as issuance of unswapped callable consolidated obligation bonds continued in response to the MPF portfolio growth and a continued issuance of discount notes, even though at lower levels, was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of the liability portion of the balance sheet can be found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

As mentioned above, in response to the MPF portfolio becoming a larger portion of the balance sheet (increased balances and lower total assets) and the duration of the MPF portfolio lengthening during the second quarter of 2011, we sold our remaining position in U.S. Treasury notes. This asset/liability management action lessened the asset duration profile; however, with the changing duration profile of the MPF portfolio, the net impact on DOE was an increase in asset duration. The 10-year U.S. Treasury note position was the result of asset/liability management actions taken in response to increased concern about the relative level and increasing negative directional movements of DOE during the fourth quarter of 2010.

With respect to the down 200 basis point instantaneous shock scenario, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed above. Since the absolute level of interest rates are at or near historic lows, an instantaneous parallel shock of down 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results. These near zero duration results should be viewed in the context of the broader risk profile of the base and up 200 basis point interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The slight net DOE decrease in the up 200 basis point instantaneous shock scenario is generally a function of the compositional changes in the balance sheet as mentioned above. As with all scenario changes, the impact from various sensitivities were expected and discussed during our regular risk profile review function.

Our current and past purchases of interest rate caps and floors tend to partially offset the negative convexity of mortgage assets and the effects of the interest rate caps embedded in the Agency variable rate MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge and provide an offset risk response to the risk profile changes in the Agency variable rate CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

When comparing June 30, 2010 to June 30, 2011, the duration profile shifted in large part from the compositional changes mentioned above, as well as the behavior of the balance sheet as the term structure of interest rates generally steepened and as assets and associated capital levels declined during the period. These declines caused the respective portfolio equity-based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned MPF portfolio shift.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.2 months and -1.0 month as of June 30, 2011 and December 31, 2010, respectively. Again, the slight increase (became less negative) in duration gap during the six months of 2011 was primarily the result of the changes in the MPF portfolio and compositional changes in our balance sheet as discussed previously. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics are frequently issued. The duration of callable bonds shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We also use purchased interest rate caps, floors and swaptions to manage the duration of assets and liabilities. For example, in rising interest rate environments, we may purchase out-of-the-money caps to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage our overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS is a reasonable measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates that MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; and (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 43 presents MVE as a percent of TRCS for recent quarter-end reporting periods. As of June 30, 2011, all scenarios are well within the specified limits as described above and much of the improvement in the ratios during the period covered by the table can be attributed to the continued increase in MBS market values and a decrease in capital levels.

Table 43

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2011	137	138	136	139	137
03/31/2011	135	137	135	135	135
12/31/2010	133	133	132	131	130
09/30/2010	125	122	119	119	118
06/30/2010	119	118	117	117	115

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

Table 44 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of June 30, 2011 (in thousands):

Table 44

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,456,328	$(187,456)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,471,331	(286,441)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(3,371)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,211,320	(169,591)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	7,000,533	89,302
Variable rate investments	Interest rate floor	Limit duration of equity risk in a declining interest rate environment	Economic Hedge	300,000	10,406
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	104,582	(306)
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	106,803	(49)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,765,000	222,048
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index to limit duration of equity risk	Economic Hedge	50,000	587
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,100,000	39,161
Callable step-up or step-down consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,648,000	16,138
Complex consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index	Fair Value Hedge	890,500	(13,612)
Variable rate consolidated obligation bonds	Receive float, pay floating interest rate swap	Reduce the risk of changes in interest rates increasing cost of funds	Economic Hedge	2,018,500	(4,139)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	100,000	31
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	142,000	0
TOTAL				$27,611,897	$(287,292)

Table 45 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2010 (in thousands):

Table 45

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the credit standing of other FHLBanks, including the credit ratings assigned to those FHLBanks, could adversely affect us. The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one or more of the other 11 FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue consolidated obligations. For additional information on credit rating changes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends.”

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 23, 2010, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the FHLBank's quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition as of June 30, 2011 and December 31, 2010; (ii) Statements of Income for the Three- and Six-month Periods Ended June 30, 2011 and 2010; (iii) Statements of Capital for the Periods Ended June 30, 2011 and 2010; (iv) Statements of Cash Flows for the Six-month Periods Ended June 30, 2011 and 2010; and (v) Notes to the Financial Statements (Unaudited).1

1	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Seciton 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: August 11, 2011	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2011	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)