Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Topeka
filed 2011-11-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 11/04/2011
Class A Stock, par value $100	5,553,509
Class B Stock, par value $100	7,486,506

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)
	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$1,797,507	$260
Interest-bearing deposits	106	24
Federal funds sold	700,000	1,755,000

Investment securities:
Trading securities (Note 3)	6,192,849	6,334,939
Held-to-maturity securities1 (Note 3)	5,408,969	6,755,978
Total investment securities	11,601,818	13,090,917

Advances (Notes 4 and 6)	17,017,649	19,368,329
Mortgage loans held for sale (Notes 5 and 6)	0	120,525

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 5)	4,798,056	4,175,817
Less allowance for credit losses on mortgage loans (Note 6)	(3,613)	(2,911)
Mortgage loans held for portfolio, net	4,794,443	4,172,906

Accrued interest receivable	79,575	93,341
Premises, software and equipment, net	11,491	12,609
Derivative assets (Note 7)	29,034	26,065
Other assets	57,728	66,091

TOTAL ASSETS	$36,089,351	$38,706,067

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Note 8)	$2,164,604	$1,177,104
Non-interest-bearing (Note 8)	36,409	32,848
Total deposits	2,201,013	1,209,952

Consolidated obligations, net:
Discount notes (Note 9)	11,505,916	13,704,542
Bonds (Note 9)	20,380,300	21,521,435
Total consolidated obligations, net	31,886,216	35,225,977

Mandatorily redeemable capital stock (Note 12)	10,768	19,550
Accrued interest payable	103,421	128,551
Affordable Housing Program (Note 10)	29,515	39,226
Payable to Resolution Funding Corp. (REFCORP) (Note 11)	0	8,014
Derivative liabilities (Note 7)	113,601	255,707
Other liabilities	33,748	35,612

TOTAL LIABILITIES	34,378,282	36,922,589

Commitments and contingencies (Note 15)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited (continued)
(In thousands, except par value)

Capital:
Capital stock outstanding – putable:
Class A ($100 par value; 5,934 and 5,934 shares issued and outstanding) (Note 12)	593,444	593,386
Class B ($100 par value; 7,656 and 8,610 shares issued and outstanding) (Note 12)	765,607	861,010
Total capital stock	1,359,051	1,454,396

Unrestricted retained earnings	376,863	351,754

Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(21,721)	(19,291)
Defined benefit pension plan – net loss	(3,124)	(3,381)
Total accumulated other comprehensive income (loss)	(24,845)	(22,672)

TOTAL CAPITAL	1,711,069	1,783,478

TOTAL LIABILITIES AND CAPITAL	$36,089,351	$38,706,067

1	Fair value: $5,399,809 and $6,744,289 as of September 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest-bearing deposits	$65	$78	$126	$148
Federal funds sold	412	1,281	2,031	3,453
Trading securities	19,205	22,415	60,875	68,776
Held-to-maturity securities	23,212	32,663	77,576	116,318
Advances	37,064	50,731	117,513	149,813
Prepayment fees on terminated advances	7,042	3,849	8,987	11,804
Mortgage loans held for sale	0	0	2,142	0
Mortgage loans held for portfolio	50,082	44,176	145,134	128,349
Overnight loans to other Federal Home Loan Banks	0	0	1	1
Other	545	644	1,702	2,001
Total interest income	137,627	155,837	416,087	480,663

INTEREST EXPENSE:
Deposits	804	849	2,047	2,121
Consolidated obligations:
Discount notes	1,589	5,793	8,642	15,863
Bonds	74,647	91,822	230,135	270,482
Overnight loans from other Federal Home Loan Banks	1	4	4	7
Securities sold under agreements to repurchase	0	3	0	3
Mandatorily redeemable capital stock (Note 12)	48	125	152	246
Other	96	188	335	605
Total interest expense	77,185	98,784	241,315	289,327

NET INTEREST INCOME	60,442	57,053	174,772	191,336
Provision for credit losses on mortgage loans (Note 6)	327	205	1,236	1,161
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	60,115	56,848	173,536	190,175

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(5,847)	0	(10,074)	(17,482)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	3,824	(165)	5,597	13,932
Net other-than-temporary impairment losses on held-to-maturity securities	(2,023)	(165)	(4,477)	(3,550)
Net gain (loss) on trading securities (Note 3)	24,732	26,768	28,299	74,887
Net gain (loss) on derivatives and hedging activities (Note 7)	(74,778)	(52,600)	(105,024)	(232,140)
Net realized gain (loss) on sale of mortgage loans held for sale (Note 5 and 6)	0	0	4,425	0
Service fees	1,219	1,276	3,701	3,973
Standby bond purchase agreement commitment fees	1,022	810	3,029	2,381
Other	213	419	557	959
Total other income (loss)	(49,615)	(23,492)	(69,490)	(153,490)

OTHER EXPENSES:
Compensation and benefits	6,472	6,226	21,898	18,712
Other operating	3,556	3,565	10,548	10,117
Finance Agency	822	358	3,134	1,137
Office of Finance	551	382	1,741	1,342
Other	1,650	463	4,154	2,547
Total other expenses	13,051	10,994	41,475	33,855

INCOME (LOSS) BEFORE ASSESSMENTS	(2,551)	22,362	62,571	2,830

Affordable Housing Program (Note 10)	(250)	256	5,091	256
REFCORP (Note 11)	0	515	11,822	515
Total assessments	(250)	771	16,913	771

NET INCOME (LOSS)	$(2,301)	$21,591	$45,658	$2,059

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 – Unaudited
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	36	3,593	619	61,910			65,503
Repurchase/redemption of capital stock			(113)	(11,301)			(11,301)
Comprehensive income (loss):
Net income (loss)					2,059
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(16,398)
Reclassification of non-credit portion included in net income						2,466
Accretion of non-credit portion						2,874
Defined benefit pension plan:
Amortization of prior service cost						(5)
Amortization of net loss						205
Total comprehensive income (loss)							(8,799)
Net reclassification of shares to mandatorily redeemable capital stock	(795)	(79,504)	(1,360)	(136,042)			(215,546)
Net transfer of shares between Class A and Class B	3,638	363,816	(3,638)	(363,816)			0
Dividends on capital stock (Class A – 0.8%, Class B – 3.0%):
Cash payment					(247)		(247)
Stock issued			296	29,652	(29,652)		0
BALANCE – SEPTEMBER 30, 2010	5,815	$581,459	8,895	$889,545	$327,235	$(22,719)	$1,775,520
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 – Unaudited (continued)
(In thousands)
						Accumulated
						Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Income (Loss)	Capital

BALANCE – DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	$351,754	$(22,672)	$1,783,478
Proceeds from issuance of capital stock	59	5,923	1,000	99,959			105,882
Repurchase/redemption of capital stock			(35)	(3,354)			(3,354)
Comprehensive income (loss):
Net income (loss)					45,658
Other comprehensive income (loss):
Net non-credit potion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion						(8,734)
Reclassification of non-credit portion included in net income						3,137
Accretion of non-credit portion						3,167
Defined benefit pension plan:
Amortization of net loss						257
Total comprehensive income (loss)							43,485
Net reclassification of shares to mandatorily redeemable capital stock	(1,384)	(138,386)	(797)	(79,743)			(218,129)
Net transfer of shares between Class A and Class B	1,325	132,521	(1,325)	(132,521)			0
Dividends on capital stock (Class A – 0.4%, Class B –3.2%):
Cash payment					(293)		(293)
Stock issued			203	20,256	(20,256)		0
BALANCE – SEPTEMBER 30, 2011	5,934	$593,444	7,656	$765,607	$376,863	$(24,845)	$1,711,069
__________
1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)
	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,658	$2,059

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(28,603)	(14,371)
Concessions on consolidated obligation bonds	8,258	12,486
Premiums and discounts on investments, net	(1,985)	(2,423)
Premiums and discounts on advances, net	(17,399)	(10,744)
Premiums, discounts and deferred loan costs on mortgage loans, net	4,511	1,936
Fair value adjustments on hedged assets or liabilities	16,786	10,804
Premises, software and equipment	2,157	2,947
Other	257	200
Provision for credit losses on mortgage loans	1,236	1,161
Non-cash interest on mandatorily redeemable capital stock	147	243
Net other-than-temporary impairment losses on held-to-maturity securities	4,477	3,550
Net realized (gain) loss on sale of mortgage loans held for sale	(4,425)	0
Net realized (gain) loss on disposals of premises, software and equipment	(6)	50
Other (gains) losses	163	(81)
Net (gain) loss on trading securities	(28,299)	(74,887)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	126,221	140,114
(Increase) decrease in accrued interest receivable	13,761	21,840
Change in net accrued interest included in derivative assets	(17,518)	(9,048)
(Increase) decrease in other assets	1,138	(1,946)
Increase (decrease) in accrued interest payable	(25,135)	(21,828)
Change in net accrued interest included in derivative liabilities	6,326	(1,048)
Increase (decrease) in Affordable Housing Program liability	(9,711)	(5,785)
Increase (decrease) in REFCORP liability	(8,014)	(11,041)
Increase (decrease) in other liabilities	2,586	4,112
Total adjustments	46,929	46,241
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	92,587	48,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(274,761)	(108,425)
Net (increase) decrease in Federal funds sold	1,055,000	(924,000)
Net (increase) decrease in short-term trading securities	346,813	3,809,480
Proceeds from sale of long-term trading securities	284,445	152,435
Proceeds from maturities of and principal repayments on long-term trading securities	571,237	115,579
Purchases of long-term trading securities	(1,032,403)	0
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,347,384	2,266,309
Purchases of long-term held-to-maturity securities	0	(2,375,111)
Principal collected on advances	23,868,006	32,428,470
Advances made	(21,386,449)	(30,453,010)
Proceeds from sale of mortgage loans held for sale	111,444	0
Principal collected on mortgage loans	523,594	472,944
Purchase or origination of mortgage loans	(1,136,161)	(1,077,396)
Proceeds from sale of foreclosed assets	4,766	6,550
Principal collected on other loans made	1,285	1,202
Proceeds from sale of premises, software and equipment	24	56
Purchases of premises, software and equipment	(1,057)	(1,254)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,283,167	4,313,829

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited (continued)
(In thousands)
	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$986,761	$710,612
Net proceeds from issuance of consolidated obligations:
Discount notes	52,166,029	74,033,688
Bonds	10,071,191	15,598,129
Payments for maturing and retired consolidated obligations:
Discount notes	(54,360,111)	(75,085,080)
Bonds	(11,250,900)	(19,989,252)
Net increase (decrease) in overnight loans from other FHLBanks	0	120,000
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Proceeds from financing derivatives	0	142
Net interest payments received (paid) for financing derivatives	(61,654)	(80,411)
Proceeds from issuance of capital stock	105,882	65,503
Payments for repurchase/redemption of capital stock	(3,354)	(11,301)
Payments for repurchase of mandatorily redeemable capital stock	(227,058)	(212,720)
Cash dividends paid	(293)	(247)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(2,578,507)	(4,855,937)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,797,247	(493,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260	494,553
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,797,507	$745

Supplemental disclosures:
Interest paid	$273,775	$301,880

Affordable Housing Program payments	$14,992	$6,236

REFCORP payments	$19,836	$11,556

Net transfers of mortgage loans to real estate owned	$4,691	$5,257

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements (Unaudited)
September 30, 2011

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Receivables – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, the Financial Accounting Standards Board (FASB) issued guidance expanding the disclosure requirements associated with receivables. In addition, the guidance introduced the concepts of financing receivables, portfolio segment and class of financing receivable.
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

The disclosure guidance that is applicable to activity that occurs during a reporting period was effective for the first interim or annual period beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank) and the remaining disclosures were effective for the first interim or annual period ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). In January 2011, the FASB issued an amendment to this accounting guidance which deferred the effective date of disclosures about troubled debt restructurings. The deferral in this amendment was effective upon issuance. In April 2011, the FASB issued an additional amendment to this guidance that eliminated the deferral of the disclosures related to troubled debt restructurings and provided expanded guidance of what constitutes a troubled debt restructuring. This amendment was effective for public companies for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank), and was applied retroactively to the beginning of the annual period of adoption. Measuring impairment on receivables considered impaired under the new guidance was applied prospectively for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank). Receivables considered impaired based on the new guidance that were previously impaired using a pool level assessment require disclosure in periods after the adoption of this amendment. Comparative disclosures are not required in the period of initial adoption for any previous period presented. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

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

Fair Value Measurement – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs: In May 2011, the FASB issued guidance which represents the converged guidance of FASB and the International Accounting Standards Board on fair value measurement and disclosures. In particular, the new guidance: (1) requires the disclosure of the level within the fair value hierarchy level for financial instruments that are not measured at fair value but for which the fair value is required to be disclosed; (2) expands level 3 fair value disclosures about valuation process and sensitivity of the fair value measurement to changes in unobservable inputs; (3) permits an exception to measure fair value of a net position for financial assets and financial liabilities managed on a net position basis; and (4) clarifies that the highest and best use measurement is only applicable to nonfinancial assets. This amendment is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) with early application not permitted. The adoption of this guidance will result in increased financial statement disclosures, but is not expected to impact the FHLBank’s financial condition, results of operations or cash flows.

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

Compensation – Retirement Benefits-Multiemployer Plans – Disclosure about an Employer’s Participation in a Multiemployer Plan: In September 2011, the FASB issued guidance expanding the disclosure requirements associated with multiemployer plans. The guidance requires that employers provide additional separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans. For employers that participate in multiemployer pension plans, the guidance requires an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans, including: (1) the significant multiemployer plans in which an employer participates; (2) the level of an employer’s participation in the significant multiemployer plans, as well as the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than five percent of the total contributions made to the plan by all contributing employers; (3) the financial health of the significant multiemployer plans, including among other thing, an indication of the funded status; and (4) the nature of the employer commitments to the plan. This amendment is effective for annual periods ending after December 15, 2011 (December 31, 2011 for the FHLBank) with early application permitted. The adoption of this guidance will result in increased financial statement disclosures, but is not expected to impact the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of September 30, 2011 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$1,969,549	$0	$0	$0	$0	$0	$0
Certificates of deposit	1,544,954	0	0	0	0	0	0
TCCULGP1 obligations	205,681	0	0	0	0	0	0
TLGP2 obligations	533,086	0	0	0	0	0	0
FHLBank3 obligations	127,346	0	0	0	0	0	0
Fannie Mae4 obligations	356,427	0	0	0	0	0	0
Freddie Mac4 obligations	801,208	0	0	0	0	0	0
Farm Credit4 obligations	252,451	0	0	0	0	0	0
Farmer Mac4 obligations	32,178	0	0	0	0	0	0
State or local housing agency obligations	0	87,294	0	87,294	128	13,308	74,114
Subtotal	5,822,880	87,294	0	87,294	128	13,308	74,114
Mortgage-backed securities:
Fannie Mae residential4	216,562	2,108,443	0	2,108,443	22,065	1,438	2,129,070
Freddie Mac residential4	151,994	2,290,448	0	2,290,448	21,939	1,163	2,311,224
Ginnie Mae residential5	1,413	19,449	0	19,449	965	1	20,413
Private-label mortgage-backed securities:
Residential loans	0	861,960	21,365	883,325	6,049	67,210	822,164
Commercial loans	0	39,880	0	39,880	745	0	40,625
Home equity loans	0	1,495	356	1,851	448	100	2,199
Mortgage-backed securities	369,969	5,321,675	21,721	5,343,396	52,211	69,912	5,325,695
TOTAL	$6,192,849	$5,408,969	$21,721	$5,430,690	$52,339	$83,220	$5,399,809

1	Represents corporate credit union debentures guaranteed by the National Credit Union Administration (NCUA) under the Temporary Corporate Credit Union Liquidity Guarantee Program (TCCULGP).
2	Represents corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
3	See Note 17 for transactions with other FHLBanks.
4
Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit), and Federal Agricultural Mortgage Corporation (Farmer Mac) are government sponsored enterprises (GSEs). Fannie Mae and Freddie Mac were placed into conservatorship by the Federal Housing Finance Agency (Finance Agency) on September 7, 2008 with the Finance Agency named as conservator.

5	Government National Mortgage Association (Ginnie Mae) securities are guaranteed by the U.S. government.

Trading and held-to-maturity securities as of December 31, 2010 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Commercial paper	$2,349,565	$0	$0	$0	$0	$0	$0
Certificates of deposit	1,755,013	0	0	0	0	0	0
U.S. Treasuries	282,996	0	0	0	0	0	0
FHLBank1 obligations	120,876	0	0	0	0	0	0
Fannie Mae2 obligations	396,750	0	0	0	0	0	0
Freddie Mac2 obligations	988,097	0	0	0	0	0	0
State or local housing agency obligations	0	99,012	0	99,012	10	12,754	86,268
Subtotal	5,893,297	99,012	0	99,012	10	12,754	86,268
Mortgage-backed securities:
Fannie Mae residential2	259,678	2,635,277	0	2,635,277	26,831	1,256	2,660,852
Freddie Mac residential2	180,430	2,738,943	0	2,738,943	27,799	898	2,765,844
Ginnie Mae residential3	1,534	23,048	0	23,048	1,279	1	24,326
Private-label mortgage-backed securities:
Residential loans	0	1,217,904	18,606	1,236,510	7,881	81,681	1,162,710
Commercial loans	0	40,022	0	40,022	1,800	0	41,822
Home equity loans	0	1,684	685	2,369	289	278	2,380
Manufactured housing loans	0	88	0	88	0	1	87
Mortgage-backed securities	441,642	6,656,966	19,291	6,676,257	65,879	84,115	6,658,021
TOTAL	$6,334,939	$6,755,978	$19,291	$6,775,269	$65,889	$96,869	$6,744,289

1	See Note 17 for transactions with other FHLBanks.
2	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
3	Ginnie Mae securities are guaranteed by the U.S. government.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of September 30, 2011. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
State or local housing agency obligations	$22,688	$4,687	$23,139	$8,621	$45,827	$13,308
Subtotal	22,688	4,687	23,139	8,621	45,827	13,308
Mortgage-backed securities:
Fannie Mae residential1	117,812	125	342,573	1,313	460,385	1,438
Freddie Mac residential1	78,258	142	278,432	1,021	356,690	1,163
Ginnie Mae residential2	358	1	0	0	358	1
Private-label mortgage-backed securities:
Residential loans	65,180	424	403,777	66,786	468,957	67,210
Home equity loans	0	0	452	100	452	100
Mortgage-backed securities	261,608	692	1,025,234	69,220	1,286,842	69,912
TOTAL TEMPORARILY IMPAIRED SECURITIES	$284,296	$5,379	$1,048,373	$77,841	$1,332,669	$83,220
__________
1	Fannie Mae and Freddie Mac are GSEs. Both entities were placed into conservatorship by the Finance Agency on September 7, 2008.
2	Ginnie Mae securities are guaranteed by the U.S. government.

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

Redemption Terms: The fair values of trading securities and the amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2011 and December 31, 2010 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Trading		Held-to-maturity
	09/30/2011	12/31/2010	09/30/2011			12/31/2010
	Fair Value	Fair Value	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Due in one year or less	$4,149,820	$4,360,368	$0	$0	$0	$0	$0	$0
Due after one year through five years	1,423,673	274,798	0	0	0	0	0	0
Due after five years through 10 years	249,387	1,258,131	5,450	5,450	5,450	5,740	5,740	5,742
Due after 10 years	0	0	81,844	81,844	68,664	93,272	93,272	80,526
Subtotal	5,822,880	5,893,297	87,294	87,294	74,114	99,012	99,012	86,268
Mortgage-backed securities	369,969	441,642	5,343,396	5,321,675	5,325,695	6,676,257	6,656,966	6,658,021
TOTAL	$6,192,849	$6,334,939	$5,430,690	$5,408,969	$5,399,809	$6,775,269	$6,755,978	$6,744,289

As of September 30, 2011 and December 31, 2010, 22.1 percent and 25.5 percent, respectively, of the FHLBank’s fixed rate trading securities were swapped to a floating rate.

Interest Rate Payment Terms: The following table details interest rate payment terms for held-to-maturity securities as of September 30, 2011 and December 31, 2010 (in thousands):

	09/30/2011	12/31/2010
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed rate	$23,219	$26,637
Variable rate	64,075	72,375
Subtotal	87,294	99,012

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed rate	338	435
Variable rate	4,918	5,409
Collateralized mortgage obligations:
Fixed rate	799,852	1,205,791
Variable rate	4,538,288	5,464,622
Subtotal	5,343,396	6,676,257
TOTAL	$5,430,690	$6,775,269

The carrying value of the FHLBank’s mortgage-backed securities (MBS) and asset-backed securities (ABS) included net discounts of $35,133,000, of which $10,280,000 represented credit related impairment discount and $21,721,000 represented non-credit related impairment discount, as of September 30, 2011. The carrying value of the FHLBank’s MBS/ABS included net discounts of $30,507,000, of which $5,938,000 represented credit related impairment discount and $19,291,000 represented non-credit related impairment discount, as of December 31, 2010. No premiums or discounts were recorded on other held-to-maturity securities as of September 30, 2011 and December 31, 2010.

Gains and Losses: Net realized and unrealized gains (losses) on trading securities during the three- and nine-month periods ended September 30, 2011 and 2010 were as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Net gains (losses) on trading securities held at September 30, 2011	$25,826	$29,819	$32,753	$79,939
Net gains (losses) on trading securities sold or matured prior to September 30, 2011	(1,094)	(3,051)	(4,454)	(5,052)
NET GAINS (LOSSES) ON TRADING SECURITIES RECORDED IN OTHER INCOME (LOSS)	$24,732	$26,768	$28,299	$74,887

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

For state and local housing agency obligations, the FHLBank determined that, as of September 30, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of September 30, 2011, all of the gross unrealized losses on its Agency MBS are temporary.

The FHLBanks’ OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks, has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS/ABS. To support consistency among the FHLBanks, FHLBank Topeka completed its OTTI analysis primarily based upon cash flow analysis prepared by the FHLBank of San Francisco on behalf of FHLBank Topeka using key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for the majority of its private-label residential MBS and home equity loan ABS. Certain private-label investments backed by multi-family and commercial real estate loans, home equity lines of credit and manufactured housing loans were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank utilizing other methodologies.

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of September 30, 2011, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

An OTTI cash flow analysis is run by the FHLBank of San Francisco for each of the FHLBank’s remaining private-label MBS/ABS using the FHLBank System’s common platform and agreed-upon assumptions. For certain private-label MBS/ABS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8.0 percent. For those markets for which further home price declines are anticipated, such declines were projected to occur over the three- to nine-month period beginning July 1, 2011. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

As a result of these security-level evaluations, the projected cash flows as of September 30, 2011 on 18 private-label MBS/ABS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. Credit losses were recognized in earnings upon initial impairment on all of these securities because the present value of the expected cash flows was less than the amortized cost. Eight additional securities that have been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The 26 securities on which OTTI charges have been recorded included 10 private-label MBS/ABS that were initially identified as other-than-temporarily impaired prior to 2011, 7 private-label MBS/ABS that were first identified as other-than-temporarily impaired in the first quarter of 2011, 2 private-label MBS/ABS that were first identified as other-than-temporarily impaired in the second quarter of 2011, and 7 private-label MBS/ABS that were first identified as other-than-temporarily impaired in the third quarter of 2011. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in other comprehensive income (OCI) is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of the 26 OTTI securities.

For those securities for which an OTTI was determined to have occurred as of September 30, 2011 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following table presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2004 and prior	7.3%	7.0-7.7%	19.1%	2.8-30.7%	32.5%	27.8-35.8%	8.5%	4.0-11.8%
2005	9.5	9.5	19.3	19.3	40.9	40.9	2.3	2.3
Total Prime	8.1	7.0-9.5	19.2	2.8-30.7	35.5	27.8-40.9	6.3	2.3-11.8

Alt-A:
2004 and prior	9.5	9.4-9.8	24.0	22.2-26.5	44.4	43.4-45.7	9.4	8.9-9.7
2005	9.2	7.5-10.0	18.9	15.8-22.7	43.8	38.4-47.5	4.7	2.4-7.6
Total Alt-A	9.3	7.5-10.0	20.0	15.8-26.5	44.0	38.4-47.5	5.7	2.4-9.7

TOTAL	9.1%	7.0-10.0%	19.9%	2.8-30.7%	42.5%	27.8-47.5%	5.8%	2.3-11.8%

Home Equity Loan ABS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities1
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	1.2%	1.2%	5.0%	5.0%	126.8%	126.8%	0.0%	0.0%
__________
1
Although MBS/ABS investment losses cannot exceed 100 percent, the loss severity of the underlying collateral can exceed 100 percent as a result of extended periods in foreclosure which result in an accumulation of taxes, insurance, maintenance and other fees.

For the 12 private-label securities on which OTTI charges were recognized during the three-month period ended September 30, 2011, the FHLBank’s reported balances as of September 30, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$17,142	$16,631	$14,393	$14,566
Alt-A	80,185	77,755	61,627	62,633
Total private-label residential MBS	97,327	94,386	76,020	77,199

Home equity loan ABS:
Subprime	1,386	652	599	747
TOTAL	$98,713	$95,038	$76,619	$77,946

For the 26 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of September 30, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$75,080	$73,825	$70,013	$71,371
Alt-A	90,199	83,532	65,979	66,573
Total private-label residential MBS	165,279	157,357	135,992	137,944

Home equity loan ABS:
Subprime	4,486	1,851	1,495	2,199

TOTAL	$169,765	$159,208	$137,487	$140,143

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three- and nine-month periods ended September 30, 2011 and 2010 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month Period Ended
	09/30/2011			09/30/2010
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$140	$2,182	$2,322	$0	$0	$0
Alt-A1	1,685	1,840	3,525	59	(59)	0
Total private-label residential MBS	1,825	4,022	5,847	59	(59)	0

Home equity loan ABS:
Subprime	198	(198)	0	106	(106)	0

TOTAL	$2,023	$3,824	$5,847	$165	$(165)	$0

1	The three-month period ended September 30, 2011 includes an out-of-period $699,000 reclassification adjustment of the non-credit portion of OTTI to net income applicable to the three-month period ended June 30, 2011. The amount was not material to the FHLBank's financial condition, results of operation or cash flows.

	Nine-month Period Ended
	09/30/2011			09/30/2010
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$687	$2,938	$3,625	$256	$254	$510
Alt-A	3,517	2,932	6,449	2,190	14,782	16,972
Total private-label residential MBS	4,204	5,870	10,074	2,446	15,036	17,482

Home equity loan ABS:
Subprime	273	(273)	0	1,104	(1,104)	0

TOTAL	$4,477	$5,597	$10,074	$3,550	$13,932	$17,482
The following table presents a roll-forward of OTTI activity for the three- and nine-month periods ended September 30, 2011 and 2010 related to credit losses recognized in earnings and OTTI activity related to all other factors recognized in OCI (in thousands):

	Three-month Period Ended
	09/30/2011			09/30/2010
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period	$8,296	$18,976	$27,272	$5,158	$22,244	$27,402
Additional charge on securities for which OTTI was not previously recognized1	504	4,830	5,334	0	0	0
Additional charge on securities for which OTTI was previously recognized1	97	416	513	0	0	0
Reclassification adjustment of non-credit portion of OTTI included in net income2	1,422	(1,422)	0	165	(165)	0
Amortization of credit component of OTTI3	(39)	0	(39)	188	0	188
Accretion of OTTI related to all other factors	0	(1,079)	(1,079)	0	(1,302)	(1,302)
Balance, end of period	$10,280	$21,721	$32,001	$5,511	$20,777	$26,288
__________
1
For the three-month period ended September 30, 2011, securities previously impaired represent all securities that were impaired prior to July 1, 2011. For the three-month period ended September 30, 2010, securities previously impaired represent all securities that were impaired prior to July 1, 2010.

2	The three-month period ended September 30, 2011 includes an out-of-period $699,000 reclassification adjustment of the non-credit portion of OTTI to net income applicable to the three-month period ended June 30, 2011. The amount was not material to the FHLBank's financial condition, results of operation or cash flows.
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

	Nine-month Period Ended
	09/30/2011			09/30/2010
	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI	OTTI Related to Credit Loss	OTTI Related to Other Factors	Total OTTI
Balance, beginning of period	$5,938	$19,291	$25,229	$2,034	$9,719	$11,753
Additional charge on securities for which OTTI was not previously recognized1	1,089	8,734	9,823	426	16,398	16,824
Additional charge on securities for which OTTI was previously recognized2	251	0	251	658	0	658
Reclassification adjustment of non-credit portion of OTTI included in net income	3,137	(3,137)	0	2,466	(2,466)	0
Amortization of credit component of OTTI2	(135)	0	(135)	(73)	0	(73)
Accretion of OTTI related to all other factors	0	(3,167)	(3,167)	0	(2,874)	(2,874)
Balance, end of period	$10,280	$21,721	$32,001	$5,511	$20,777	$26,288
__________
1
For the nine-month period ended September 30, 2011, securities previously impaired represent all securities that were impaired prior to January 1, 2011. For the nine-month period ended September 30, 2010, securities previously impaired represent all securities that were impaired prior to January 1, 2010.

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

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance types with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of September 30, 2011 and December 31, 2010, the FHLBank had advances outstanding at interest rates ranging from 0 percent (AHP advances) to 8.01 percent. The following table presents advances summarized by year of contractual maturity as of September 30, 2011 and December 31, 2010 (in thousands):

	09/30/2011		12/31/2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$2,471,265	1.79%	$2,920,522	1.70%
Due after one year through two years	1,642,739	2.74	1,525,657	2.79
Due after two years through three years	1,600,848	2.63	1,747,226	2.89
Due after three years through four years	1,777,696	2.41	1,407,668	3.53
Due after four years through five years	1,372,560	2.37	1,639,026	1.98
Thereafter	7,577,437	1.87	9,683,160	1.78
Total par value	16,442,545	2.12%	18,923,259	2.10%
Discounts	(31,528)		(48,084)
Hedging adjustments1	606,632		493,154
TOTAL	$17,017,649		$19,368,329
_________
1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). The borrowers normally exercise their call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2011 and December 31, 2010 include callable advances totaling $5,949,537,000 and $7,044,658,000, respectively. Of these callable advances, there were $5,931,704,000 and $7,026,484,000 of variable rate advances as of September 30, 2011 and December 31, 2010, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of September 30, 2011 and December 31, 2010, the FHLBank had convertible advances outstanding totaling $2,822,517,000 and $3,560,332,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of September 30, 2011 and December 31, 2010 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	09/30/2011	12/31/2010	09/30/2011	12/31/2010
Due in one year or less	$8,187,309	$9,685,703	$4,654,982	$5,690,629
Due after one year through two years	1,491,367	1,243,941	1,604,364	1,331,857
Due after two years through three years	1,222,544	1,479,576	1,643,873	1,798,151
Due after three years through four years	1,142,365	1,293,831	1,653,096	1,361,793
Due after four years through five years	837,873	1,025,527	1,212,310	1,275,926
Thereafter	3,561,087	4,194,681	5,673,920	7,464,903
TOTAL PAR VALUE	$16,442,545	$18,923,259	$16,442,545	$18,923,259

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2011 and December 31, 2010 (in thousands):

Par Value of Advances	09/30/2011	12/31/2010
Fixed rate:
Due in one year or less	$1,537,195	$1,479,588
Due after one year	8,136,076	9,034,433
Total fixed rate	9,673,271	10,514,021
Variable rate
Due in one year or less	934,070	1,440,934
Due after one year	5,835,204	6,968,304
Total variable rate	6,769,274	8,409,238
TOTAL PAR VALUE	$16,442,545	$18,923,259

As of September 30, 2011 and December 31, 2010, 68.6 percent and 70.5 percent, respectively, of the FHLBank’s fixed rate advances were swapped to a floating rate.

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

Nine-month Period Ended 09/30/2011
Net proceeds	$111,444
Cost basis	(107,019)
NET REALIZED GAIN (LOSS) ON SALE OF MORTGAGE LOANS HELD FOR SALE	$4,425

Mortgage Loans Held for Portfolio: The following table presents information as of September 30, 2011 and December 31, 2010 on mortgage loans held for portfolio (in thousands):

	09/30/2011	12/31/2010
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$1,330,315	$1,181,982
Fixed rate, long-term, single-family mortgages	3,409,006	2,952,556
Total unpaid principal balance	4,739,321	4,134,538
Premiums	56,141	43,974
Discounts	(7,258)	(7,497)
Deferred loan costs, net	2,481	2,514
Other deferred fees	(585)	0
Hedging adjustments2	7,956	2,288
Total before Allowance for Credit Losses on Mortgage Loans	4,798,056	4,175,817
Allowance for Credit Losses on Mortgage Loans	(3,613)	(2,911)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$4,794,443	$4,172,906

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of September 30, 2011 and December 31, 2010 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

	09/30/2011	12/31/2010
Conventional loans	$4,175,235	$3,666,532
Government-guaranteed or insured loans	564,086	468,006
TOTAL UNPAID PRINCIPAL BALANCE	$4,739,321	$4,134,538

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

The FHLBank has established an allowance methodology for each of its portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; conventional mortgage loans held for portfolio; and the direct financing lease receivable.

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Federal Home Loan Bank Act of 1932, as amended (Bank Act), which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the par value or market value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, small farm loans and small agri-business loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. The FHLBank can call for additional or substitute collateral to protect its security interest. FHLBank management believes that these policies effectively manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of September 30, 2011 and December 31, 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2011 and December 31, 2010, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the nine-month periods ended September 30, 2011 and 2010.

Based upon the collateral held as security, its credit extension, and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank has not recorded any allowance for credit losses as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 15.

Mortgage Loans – Government-guaranteed or Insured: The FHLBank invests in government-guaranteed or insured fixed rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by FHA, VA, RHS and/or HUD. The servicer provides and maintains insurance or a guaranty from the applicable government agency. Additionally, the servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted mortgage government loans. Any losses incurred on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. Based on the FHLBank’s assessment of its servicers, it did not establish an allowance for credit losses on government-guaranteed or insured mortgage loans.

Mortgage Loans – Conventional: The allowances for conventional loans are determined by performing a migration analysis to determine the probability of default and loss severity rates. This is done through analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions. The measurement of the allowance for loan losses may consist of: (1) reviewing all residential mortgage loans at the individual master commitment level; (2) reviewing specifically identified collateral-dependent loans for impairment; (3) reviewing homogeneous pools of residential mortgage loans; and/or (4) estimating credit losses in the remaining portfolio.

The FHLBank’s management of credit risk in the MPF Program involves several layers of loss protection that are defined in agreements among the FHLBank and its PFIs. The availability of loss protection may differ slightly among MPF products. The FHLBank’s loss protection consists of the following loss layers, in order of priority:
▪	Homeowner Equity.
▪	Primary Mortgage Insurance (PMI). PMI is on all loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.
▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement obligation (CE obligation). If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based credit enhancement fees (CE fees) from the PFI; or (2) absorbed by the FHLBank. As of September 30, 2011 and December 31, 2010, the FHLBank’s exposure under the FLA was $22,804,000 and $20,938,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $1,226,000 and $550,000 as of September 30, 2011 and December 31, 2010, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of September 30, 2011 and December 31, 2010, CE obligations available to cover losses were $198,080,000 and $164,306,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Gross CE fees paid to PFIs	$947	$747	$2,764	$2,171
Performance-based CE fees recovered from PFIs	(52)	(4)	(150)	(192)
Net CE fees paid	$895	$743	$2,614	$1,979

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

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no CE obligation from a PFI to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The FHLBank applies an appropriate loss severity rate, which is used to estimate the fair value of the collateral. The resulting incurred loss is equal to the carrying value of the loan less the estimated fair value of the collateral less estimated selling costs.

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

Roll-forward of Allowance for Credit Losses: As of September 30, 2011, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents roll-forwards of the allowances for credit losses for the three- and nine-month periods ended September 30, 2011 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2011 (in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$3,420	$0	$0	$0	$3,420
Charge-offs	(134)	0	0	0	(134)
Provision for credit losses	327	0	0	0	327
Balance, end of three-month period	$3,613	$0	$0	$0	$3,613

Balance, beginning of nine-month period	$2,911	$0	$0	$0	$2,911
Charge-offs	(534)	0	0	0	(534)
Provision for credit losses	1,236	0	0	0	1,236
Balance, end of nine-month period	$3,613	$0	$0	$0	$3,613

Ending allowance balance, individually evaluated for impairment	$0	$0	$0	$0	$0
Ending allowance balance, collectively evaluated for impairment	$3,613	$0	$0	$0	$3,613

Recorded investment1, end of period:
Individually evaluated for impairment2	$0	$0	$17,046,270	$27,830	$17,074,100
Collectively evaluated for impairment	$4,248,403	$577,183	$0	$0	$4,825,586
____________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents roll-forwards of the allowance for credit losses on conventional mortgage loans held for portfolio for the three- and nine-month periods ended September 30, 2010 (in thousands):

Allowance for Credit Losses	Three-month Period Ended 09/30/2010	Nine-month Period Ended 09/30/2010
Balance, beginning of period	$2,536	$1,897
Charge-offs	(128)	(445)
Provision for credit losses	205	1,161
Balance, end of period	$2,613	$2,613

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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2011 (dollar amounts in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$29,928	$16,485	$0	$0	$46,413
Past due 60-89 days delinquent	8,013	4,521	0	0	12,534
Past due 90 days or more delinquent	23,614	9,648	0	0	33,262
Total past due	61,555	30,654	0	0	92,209
Total current loans	4,186,848	546,529	17,046,270	27,830	21,807,477
Total recorded investment	$4,248,403	$577,183	$17,046,270	$27,830	$21,899,686

Other delinquency statistics:
In process of foreclosure, included above2	$14,457	$4,761	$0	$0	$19,218
Serious delinquency rate3	0.6%	1.7%	0.0%	0.0%	0.2%
Past due 90 days or more still accruing interest	$0	$9,648	$0	$0	$9,648
Loans on non-accrual status4	$27,343	$0	$0	$0	$27,343
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
4
Loans on non-accrual status include $209,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2010 (in thousands):

	Conventional Loans	Government-Guaranteed or Insured Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$32,466	$12,826	$0	$0	$45,292
Past due 60-89 days delinquent	10,006	3,580	0	0	13,586
Past due 90 days or more delinquent	22,296	9,812	0	0	32,108
Total past due	64,768	26,218	0	0	90,986
Total current loans	3,658,735	450,384	18,951,222	29,123	23,089,464
Total recorded investment	$3,723,503	$476,602	$18,951,222	$29,123	$23,180,450

Other delinquency statistics:
In process of foreclosure, included above2	$12,789	$3,393	$0	$0	$16,182
Serious delinquency rate3	0.6%	2.1%	0.0%	0.0%	0.1%
Past due 90 days or more still accruing interest	$0	$9,812	$0	$0	$9,812
Loans on non-accrual status4	$25,837	$0	$0	$0	$25,837
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
4
Loans on non-accrual status include $222,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The FHLBank had $4,589,000 and $4,498,000 classified as real estate owned in other assets as of September 30, 2011 and December 31, 2010, respectively.

Purchases, Sales and Reclassifications: During the three- and nine-month periods ended September 30, 2011, the FHLBank had no significant purchases or sales of financing receivables. Additionally, no financing receivables were reclassified to held for sale.

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

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses and collateral requirements and by following the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to an FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. The maximum credit risk applicable to a single counterparty was $30,451,000 and $29,783,000 as of September 30, 2011 and December 31, 2010, respectively. The counterparty was different each period.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	09/30/2011	12/31/2010
Total net exposure at fair value1	$88,818	$90,155
Cash collateral held	(59,784)	(64,090)
Net positive exposure after cash collateral	29,034	26,065
Other collateral2	(2,369)	(2,952)
NET EXPOSURE AFTER COLLATERAL	$26,665	$23,113
__________
1	Includes net accrued interest receivable of $28,769,000 and $11,251,000 as of September 30, 2011 and December 31, 2010, respectively.
2
Collateral held with respect to derivatives with members, which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in which the FHLBank has a net derivative liability recorded on its Statements of Condition. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of September 30, 2011 and December 31, 2010 was $487,289,000 and $352,908,000, respectively, for which the FHLBank has posted collateral with a fair value of $374,160,000 and $99,468,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from AA to A as of September 30, 2011 or AAA to AA as of December 31, 2010), the FHLBank would have been required to deliver an additional $85,047,000 and $133,350,000 of collateral to its derivative counterparties as of September 30, 2011 and December 31, 2010.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2011 (in thousands):

	09/30/2011
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$7,339,000	$337,585	$7,942,388	$(604,687)	$6,036,296	$113,801	$9,245,092	$(380,903)
Interest rate caps/floors	0	0	247,000	(5,104)	97,000	(1,902)	150,000	(3,202)
Total fair value hedges	7,339,000	337,585	8,189,388	(609,791)	6,133,296	111,899	9,395,092	(384,105)

Economic hedges:
Interest rate swaps	2,025,000	4,055	1,296,320	(186,477)	540,000	(38,705)	2,781,320	(143,717)
Interest rate caps/floors	6,910,533	55,200	282,000	(365)	2,911,300	14,667	4,281,233	40,168
Mortgage delivery commitments	97,351	957	30,660	(107)	97,351	957	30,660	(107)
Total economic hedges	9,032,884	60,212	1,608,980	(186,949)	3,548,651	(23,081)	7,093,213	(103,656)

TOTAL	$16,371,884	$397,797	$9,798,368	$(796,740)	$9,681,947	$88,818	$16,488,305	$(487,761)

Total derivative fair value						$88,818		$(487,761)
Fair value of cash collateral delivered to counterparties								374,160
Fair value of cash collateral received from counterparties						(59,784)
NET DERIVATIVE FAIR VALUE						$29,034		$(113,601)

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

For the three- and nine-month periods ended September 30, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(4,264)	$(1,950)	$878	$(4,062)
Interest rate caps/floors	0	(19)	(57)	(64)
Total net gain (loss) related to fair value hedge ineffectiveness	(4,264)	(1,969)	821	(4,126)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(22,423)	(22,538)	(14,121)	(76,016)
Interest rate caps/floors	(44,276)	(23,894)	(68,455)	(119,141)
Net interest settlements	(9,867)	(7,431)	(31,217)	(41,358)
Mortgage delivery commitments	6,059	3,242	7,961	8,531
Intermediary transactions:
Interest rate swaps	(7)	(10)	(24)	(33)
Interest rate caps/floors	0	0	11	3
Total net gain (loss) related to derivatives not designated as hedging instruments	(70,514)	(50,631)	(105,845)	(228,014)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(74,778)	$(52,600)	$(105,024)	$(232,140)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended September 30, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	09/30/2011				09/30/2010
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(142,402)	$140,318	$(2,084)	$(56,457)	$(114,719)	$113,604	$(1,115)	$(66,537)
Consolidated obligation bonds	72,072	(74,253)	(2,181)	56,008	30,850	(31,638)	(788)	63,653
Consolidated obligation discount notes	(57)	58	1	25	1,849	(1,915)	(66)	701
TOTAL	$(70,387)	$66,123	$(4,264)	$(424)	$(82,020)	$80,051	$(1,969)	$(2,183)
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine-month periods ended September 30, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Nine-month Period Ended
	09/30/2011				09/30/2010
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(143,727)	$141,256	$(2,471)	$(181,410)	$(281,822)	$278,964	$(2,858)	$(225,468)
Consolidated obligation bonds	58,979	(55,352)	3,627	168,970	159,997	(161,514)	(1,517)	235,521
Consolidated obligation discount notes	(1,130)	795	(335)	1,244	1,614	(1,365)	249	964
TOTAL	$(85,878)	$86,699	$821	$(11,196)	$(120,211)	$116,085	$(4,126)	$11,017
__________
1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three- and nine-month periods ended September 30, 2011 and 2010 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2011, no amounts relating to hedging activities remain in accumulated OCI.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing deposits” on its Statements of Condition. The following table details the types of deposits held by the FHLBank as of September 30, 2011 and December 31, 2010 (in thousands):

	09/30/2011	12/31/2010
Interest-bearing:
Demand	$211,204	$149,304
Overnight	1,941,100	980,600
Term	12,300	47,200
Total interest-bearing	2,164,604	1,177,104

Non-interest-bearing:
Demand	233	151
Other	36,176	32,697
Total non-interest-bearing	36,409	32,848
TOTAL DEPOSITS	$2,201,013	$1,209,952

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2011 and December 31, 2010 (in thousands):

	09/30/2011		12/31/2010
Year of Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,181,720	1.02%	$5,880,320	1.91%
Due after one year through two years	4,080,000	1.73	3,622,300	1.63
Due after two years through three years	2,081,000	2.81	2,699,000	2.70
Due after three years through four years	1,229,500	1.98	1,452,500	2.96
Due after four years through five years	1,555,500	2.83	883,000	2.51
Thereafter	5,965,000	3.65	6,755,500	3.64
Total par value	20,092,720	2.33%	21,292,620	2.61%
Premium	52,602		52,342
Discount	(8,016)		(10,321)
Hedging adjustments1	242,994		186,794
TOTAL	$20,380,300		$21,521,435
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

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2011 and December 31, 2010 includes callable bonds totaling $7,495,000,000 and $7,655,500,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and MPF mortgage loans (Note 5). Contemporaneous with a majority of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing.

The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2011 and December 31, 2010 (in thousands):

Year of Maturity or Next Call Date	09/30/2011	12/31/2010
Due in one year or less	$11,311,720	$11,723,820
Due after one year through two years	4,990,000	4,624,300
Due after two years through three years	1,675,000	2,770,000
Due after three years through four years	537,500	722,500
Due after four years through five years	610,500	236,000
Thereafter	968,000	1,216,000
TOTAL PAR VALUE	$20,092,720	$21,292,620

The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2011 and December 31, 2010 (in thousands):

	09/30/2011	12/31/2010
Par value of consolidated obligation bonds:
Fixed rate	$13,613,720	$14,586,120
Variable rate	4,015,000	3,713,500
Step ups/step downs	2,043,000	2,773,000
Range bonds	421,000	220,000
TOTAL PAR VALUE	$20,092,720	$21,292,620

As of September 30, 2011 and December 31, 2010, 44.6 percent and 44.0 percent, respectively, of the FHLBank’s fixed rate consolidated bonds were swapped to a floating rate, and 70.8 percent and 75.0 percent, respectively, of the FHLBank’s variable rate consolidated bonds were swapped to a different variable rate index/spread.

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
September 30, 2011	$11,505,916	$11,506,835	0.04%

December 31, 2010	$13,704,542	$13,706,746	0.16%

As of September 30, 2011 and December 31, 2010, 0.9 percent and 7.2 percent, respectively, of the FHLBank’s fixed rate consolidated discount notes were swapped to a floating rate.

NOTE 10 – AFFORDABLE HOUSING PROGRAM

The Bank Act requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after the assessment for the Resolution Funding Corporation (REFCORP). For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. The requirement to add back interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Agency. The FHLBank accrues this expense monthly based on its net earnings. Prior to July 1, 2011, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. Calculation of the REFCORP assessment and satisfaction of that liability is discussed in Note 11.

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

The following table details the change in the AHP liability for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Appropriated and reserved AHP funds as of the beginning of the period	$35,976	$40,337	$39,226	$44,117
AHP set aside based on current year income	(250)	256	5,091	256
Direct grants disbursed	(6,307)	(2,341)	(14,992)	(6,236)
Recaptured funds1	96	80	190	195
Appropriated and reserved AHP funds as of the end of the period	$29,515	$38,332	$29,515	$38,332

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

NOTE 11 – RESOLUTION FUNDING CORPORATION

Prior to July 1, 2011, each FHLBank was required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. Based upon this calculation and income reported by the FHLBanks through June 30, 2011, the aggregate amounts actually assessed through that date, and payments made in July 2011 by all 12 FHLBanks, fully satisfied the REFCORP obligation. Consequently, no additional payments to REFCORP are required. This was confirmed by the Finance Agency through a notice issued on August 5, 2011 certifying that the FHLBanks’ payments to the U.S. Department of the Treasury resulted in full satisfaction of the FHLBanks’ REFCORP obligation. The following table details the change in the REFCORP liability for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
REFCORP obligation as of the beginning of the period	$5,792	$0	$8,014	$11,556
REFCORP assessments	0	515	11,822	515
REFCORP payments	(5,792)	0	(19,836)	(11,556)
REFCORP obligation as of the end of the period	$0	$515	$0	$515

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2011 and December 31, 2010 (in thousands):

	09/30/2011		12/31/2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$236,816	$1,145,572	$268,569	$1,218,503
Total capital-to-asset ratio	4.0%	4.8%	4.0%	4.7%
Total capital	$1,433,574	$1,746,682	$1,548,243	$1,825,700
Leverage capital ratio	5.0%	6.4%	5.0%	6.3%
Leverage capital	$1,804,468	$2,319,468	$1,935,303	$2,434,951
Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Balance as of the beginning of period	$13,535	$28,227	$19,550	$22,437
Capital stock subject to mandatory redemption reclassified from equity during the period	85,020	120,417	218,129	215,546
Redemption or repurchase of mandatorily redeemable capital stock during the period	(87,834)	(123,262)	(227,058)	(212,720)
Stock dividend classified as mandatorily redeemable capital stock during the period	47	124	147	243
Balance as of the end of period	$10,768	$25,506	$10,768	$25,506

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2011 and December 31, 2010 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	09/30/2011	12/31/2010
Year 1	$1	$2,396
Year 2	0	1
Year 3	2,779	0
Year 4	0	2,779
Year 5	319	2,950
Past contractual redemption date due to remaining activity1	7,669	11,424
TOTAL	$10,768	$19,550
__________
1
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Joint Capital Enhancement Agreement (JCE Agreement) – Effective February 28, 2011, the FHLBank entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks’ obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account (RRE Account). See Note 11 for a discussion of the calculation of the REFCORP assessment and satisfaction of that liability. Under the JCE Agreement, each FHLBank is required to commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. The REFCORP obligations were satisfied as of the end of the second quarter of 2011 with the final payments made in July 2011. Thus, each FHLBank began allocating 20 percent of its net income to a RRE Account beginning in the third quarter 2011. However, FHLBank Topeka recorded a net loss for the quarter ended September 30, 2011; therefore, no allocation has been made to date (see key provisions below).

To implement the provisions of the JCE Agreement, the FHLBank amended its capital plan on May 12, 2011 and submitted it to the Finance Agency for approval. The Finance Agency approved the capital plan amendments on August 5, 2011 and such amendments became effective on September 5, 2011. The FHLBank’s JCE Agreement was also amended on August 5, 2011 and became effective on September 5, 2011. These amendments reflect differences between the original JCE Agreement and the capital plan amendments, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the JCE Agreement is terminated.

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

▪
The JCE Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. Any year-to-date or annual losses must first be allocated to the unrestricted retained earnings of an FHLBank until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of an FHLBank’s RRE Account, but not below a zero balance. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account below the balance of the RRE Account as of the beginning of that calendar year, such FHLBank’s quarterly allocation requirement will thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year.

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

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and nine-month periods ended September 30, 2011 and 2010, were (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Service cost	$93	$102	$305	$234
Interest cost	114	126	349	322
Amortization of prior service cost	0	(2)	0	(5)
Amortization of net loss	79	114	257	205
NET PERIODIC POSTRETIREMENT BENEFIT COST	$286	$340	$911	$756

NOTE 14 – FAIR VALUES

The FHLBank determines fair values using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of September 30, 2011 and December 31, 2010. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying value, net unrealized gains (losses) and fair values of the FHLBank’s financial instruments as of September 30, 2011 are summarized in the following table (in thousands):

	Carrying Value	Net Unrealized Gains (Losses)	Fair Value
Assets:
Cash and due from banks	$1,797,507	$0	$1,797,507

Interest-bearing deposits	106	0	106

Federal funds sold	700,000	0	700,000

Trading securities	6,192,849	0	6,192,849

Held-to-maturity securities	5,408,969	(9,160)	5,399,809

Advances	17,017,649	150,857	17,168,506

Mortgage loans held for portfolio, net of allowance	4,794,443	249,480	5,043,923

Accrued interest receivable	79,575	0	79,575

Derivative assets	29,034	0	29,034

Liabilities:
Deposits	2,201,013	(1)	2,201,014

Consolidated obligation discount notes	11,505,916	140	11,505,776

Consolidated obligation bonds	20,380,300	(300,850)	20,681,150

Mandatorily redeemable capital stock	10,768	0	10,768

Accrued interest payable	103,421	0	103,421

Derivative liabilities	113,601	0	113,601

Other Asset (Liability):
Standby letters of credit	(1,297)	0	(1,297)

Standby bond purchase agreements	49	3,059	3,108

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

Investment securities – non-MBS: The fair values of non-MBS investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models. The significant input associated with all classes of non-MBS investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS investment security class as of September 30, 2011:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	-8.0 to -8.4 basis points
Commercial paper	LIBOR swap	-3.5 to -5.3 basis points

For non-MBS long-term (as determined by original issuance date) securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its non-MBS long-term securities using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used. If three prices are received, the middle price is used. If two prices are received, the average of the two prices is used. If one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including, but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2011, vendor prices were received for substantially all of the FHLBank’s non-MBS long-term holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value.

Investment securities – MBS/ABS: For MBS/ABS securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark tranche yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank established a price for each of its MBS/ABS using the same formula described above for non-MBS long-term securities. As of September 30, 2011, vendor prices were received for substantially all of the FHLBank’s MBS holdings and substantially all of those prices fell within the specified thresholds. The relative proximity of the prices received supports the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for certain private-label MBS/ABS, the non-recurring fair value measurements for OTTI securities as of September 30, 2011 fell within Level 3 of the fair value hierarchy.

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

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of September 30, 2011 and December 31, 2010.

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

▪
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. A significant portion of the unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. The types of assets and liabilities carried at Level 3 fair value generally include private-label MBS/ABS that the FHLBank has determined to be other-than-temporarily impaired.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. The FHLBank had no financial assets or liabilities measured on a recurring basis for which the fair value classification changed during the nine-months ended September 30, 2011.

Fair Value on a Recurring Basis: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of September 30, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$1,969,549	$0	$1,969,549	$0	$0
Certificates of deposit	1,544,954	0	1,544,954	0	0
TCCULGP1 obligations	205,681	0	205,681	0	0
TLGP2 obligations	533,086	0	533,086	0	0
FHLBank3 obligations	127,346	0	127,346	0	0
Fannie Mae4 obligations	356,427	0	356,427	0	0
Freddie Mac4 obligations	801,208	0	801,208	0	0
Farm Credit4 obligations	252,451	0	252,451	0	0
Farmer Mac4 obligations	32,178	0	32,178	0	0
Subtotal	5,822,880	0	5,822,880	0	0
Mortgage-backed securities:
Fannie Mae residential4	216,562	0	216,562	0	0
Freddie Mac residential4	151,994	0	151,994	0	0
Ginnie Mae residential5	1,413	0	1,413	0	0
Mortgage-backed securities	369,969	0	369,969	0	0
Trading securities	6,192,849	0	6,192,849	0	0

Derivative fair value:
Interest-rate related	87,861	0	59,092	0	28,769
Mortgage delivery commitments	957	0	957	0	0
Subtotal	88,818	0	60,049	0	28,769
Net cash collateral (received) delivered	(59,784)	0	0	0	(59,784)
Derivative assets	29,034	0	60,049	0	(31,015)

TOTAL ASSETS MEASURED AT FAIR VALUE	$6,221,883	$0	$6,252,898	$0	$(31,015)

Derivative fair value:
Interest-rate related	$487,654	$0	$477,246	$0	$10,408
Mortgage delivery commitments	107	0	107	0	0
Subtotal	487,761	0	477,353	0	10,408
Net cash collateral received (delivered)	(374,160)	0	0	0	(374,160)
Derivative liabilities	113,601	0	477,353	0	(363,752)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$113,601	$0	$477,353	$0	$(363,752)
__________
1	Represents corporate credit union debentures guaranteed by NCUA under the TCCULGP.
2	Represents corporate debentures guaranteed by FDIC under the TLGP.
3	See Note 17 for transactions with other FHLBanks.
4	Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac are GSEs. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008.
5	Ginnie Mae securities are guaranteed by the U.S. government.

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

The following table presents assets by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded during the nine-month period ended September 30, 2011 (in thousands):

	Fair Value Measurements for the Nine-month Period Ended 09/30/2011
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1,2:
Private-label residential MBS3	$135,658	$0	$0	$135,658

Real estate owned4	1,635	0	1,635	0

TOTAL	$137,293	$0	$1,635	$135,658
_________
1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	A security will be included in the fair value total each time it is written down, which could be multiple times throughout the time period presented.
3
As of March 31, 2011, private-label residential MBS/ABS classified as held-to-maturity securities with a carrying value prior to write-down of $68,026,000 were written down to a fair value of $66,723,000. As of June 30, 2011, private-label residential MBS/ABS classified as held-to-maturity securities with a carrying value prior to write-down of $17,466,000 were written down to $14,542,000. As of September 30, 2011, private-label residential MBS/ABS classified as held-to-maturity securities with a carrying value prior to write-down of $60,240,000 were written down to $54,393,000. These write-downs resulted in OTTI charges of $5,847,000 and $10,074,000 for the three- and nine-month periods ended September 30, 2011, respectively.

4
During the nine-month period ended September 30, 2011, mortgage loans with a book value of $2,007,000 were transferred to real estate owned at a fair value of $1,635,000 less estimated cost to sell of $162,000, resulting in a $534,000 charge-off to the allowance for credit losses on mortgage loans.

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $665,006,234,000 and $761,374,310,000 as of September 30, 2011 and December 31, 2010, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, the FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of September 30, 2011, FHLBank Topeka believes that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2011 and December 31, 2010, off-balance sheet commitments were as follows (in thousands):

	09/30/2011			12/31/2010
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total

Standby letters of credit outstanding	$2,422,721	$36,402	$2,459,123	$2,888,880	$60,058	$2,948,938
Commitments for standby bond purchases	101,206	1,444,889	1,546,095	582,468	981,041	1,563,509
Commitments to fund or purchase mortgage loans	128,011	0	128,011	148,572	0	148,572

Commitments to issue consolidated bonds, at par	1,365,000	0	1,365,000	239,000	0	239,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2011, outstanding standby letters of credit had original terms of 8 days to 10 years with a final expiration in 2020. As of December 31, 2010, outstanding standby letters of credit had original terms of 6 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,297,000 and $1,526,000 as of September 30, 2011 and December 31, 2010, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. The total commitments for bond purchases were with the same two state housing authorities as of September 30, 2011 and December 31, 2010. The FHLBank was not required to purchase any bonds under these agreements during the three- or nine-month periods ended September 30, 2011 and 2010.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(850,000) and $(1,233,000) as of September 30, 2011 and December 31, 2010, respectively.

Lehman Proceedings: As previously reported, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate in 2009 and 2010 that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008. In August 2010, the FHLBank received a Derivatives Alternative Dispute Resolution Notice from the Lehman bankruptcy estate stating disagreement with how the settlement was calculated in connection with the early termination of the swap transactions and the amounts the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. The FHLBank settled the dispute on September 15, 2011. The settlement amount did not have a material impact to the FHLBank’s financial condition or results of operations.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: As of September 30, 2011, no members owned more than 10 percent of outstanding FHLBank regulatory capital stock. The following tables present information as of December 31, 2010 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

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

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the three- or nine-months ended September 30, 2010.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of September 30, 2011 and December 31, 2010 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

	09/30/2011		12/31/2010
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$122,370	0.7%	$66,798	0.3%

Deposits	$9,723	0.4%	$9,011	0.8%

Class A Common Stock	$30,783	5.1%	$6,610	1.1%
Class B Common Stock	9,406	1.2	3,736	0.4
Total Capital Stock	$40,189	2.9%	$10,346	0.7%

The following table presents mortgage loans funded or acquired during the three- and nine-month periods ended September 30, 2011 and 2010 for members that had an officer or director serving on the FHLBank’s board of directors as of September 30, 2011 or 2010 (in thousands). Information is only listed for the three- or nine-month period in which the officer or director served on the FHLBank’s board of directors.

Three-month Period Ended				Nine-month Period Ended
09/30/2011		09/30/2010		09/30/2011		09/30/2010
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$19,286	4.9%	$22,602	3.9%	$66,441	5.9%	$34,612	3.3%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended		Nine-month Period Ended
Business Activity	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Average overnight interbank loan balances to other FHLBanks1	$1,604	$0	$1,640	$549
Average overnight interbank loan balances from other FHLBanks1	3,191	7,609	5,731	5,110
Average deposit balance with FHLBank of Chicago for shared expense transactions2	101	57	68	47
Average deposit balance with FHLBank of Chicago for MPF transactions2	25	30	25	27
Transaction charges paid to FHLBank of Chicago for transaction service fees3	595	453	1,713	1,248
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	0	0

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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding balances are presented in Note 3. Interest income earned on these securities totaled $1,395,000 for each of the three-month periods ended September 30, 2011 and 2010. For the nine-month periods ended September 30, 2011 and 2010, interest income earned on these securities totaled $4,186,000 and $7,548,000, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2010. Our MD&A includes the following sections:
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

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	09/30/2011	06/30/2011	03/31/2011	12/31/2010	09/30/2010
Statement of Condition (as of period end):
Total assets	$36,089,351	$35,825,690	$38,015,855	$38,706,067	$38,001,292
Investments1	12,301,924	13,100,219	15,543,828	14,845,941	13,370,975
Advances	17,017,649	17,632,682	17,778,883	19,368,329	20,506,458
Mortgage loans, net2	4,794,443	4,571,115	4,481,129	4,293,431	3,937,391
Total liabilities	34,378,282	34,083,725	36,275,603	36,922,589	36,225,772
Deposits	2,201,013	1,747,580	1,960,477	1,209,952	1,776,269
Consolidated obligation bonds, net3	20,380,300	22,105,848	21,302,171	21,521,435	23,291,703
Consolidated obligation discount notes, net3	11,505,916	9,785,708	12,558,285	13,704,542	10,538,259
Total consolidated obligations, net3	31,886,216	31,891,556	33,860,456	35,225,977	33,829,962
Mandatorily redeemable capital stock	10,768	13,535	16,866	19,550	25,506
Total capital	1,711,069	1,741,965	1,740,252	1,783,478	1,775,520
Capital stock	1,359,051	1,377,615	1,391,971	1,454,396	1,471,004
Retained earnings	376,863	386,529	369,212	351,754	327,235
Accumulated other comprehensive income (loss)	(24,845)	(22,179)	(20,931)	(22,672)	(22,719)

Statement of Income (for the quarterly period ended):
Net interest income	60,442	54,899	59,431	58,540	57,053
Provision for credit losses on mortgage loans	327	344	565	421	205
Other income (loss)	(49,615)	(7,190)	(12,685)	(1,013)	(23,492)
Other expenses	13,051	15,081	13,343	14,235	10,994
Income (loss) before assessments	(2,551)	32,284	32,838	42,871	22,362
Assessments	(250)	8,447	8,716	11,382	771
Net income (loss)	(2,301)	23,837	24,122	31,489	21,591

Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash4	87	68	138	69	81
Dividends paid in stock4	7,278	6,452	6,526	6,901	9,045
Class A Stock dividend rate	0.25%	0.40%	0.40%	0.40%	0.75%
Class B Stock dividend rate	3.50%	3.00%	3.00%	3.00%	3.00%
Weighted average dividend rate5	2.10%	1.87%	1.89%	1.91%	2.33%
Dividend payout ratio6	N/A	27.36%	27.63%	22.13%	42.27%
Return on average equity	(0.52)%	5.43%	5.52%	7.04%	4.62%
Return on average assets	(0.02)%	0.25%	0.25%	0.31%	0.21%
Average equity to average assets	4.76%	4.68%	4.58%	4.47%	4.53%
Net interest margin7	0.66%	0.59%	0.63%	0.59%	0.56%
Total capital ratio8	4.74%	4.86%	4.58%	4.61%	4.67%
Regulatory capital ratio9	4.84%	4.96%	4.68%	4.72%	4.80%
Ratio of earnings to fixed charges10	0.97	1.40	1.39	1.47	1.23
__________
1	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $3,613,000, $3,420,000, $3,099,000, $2,911,000 and $2,613,000 as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $48,000, $50,000, $54,000, $100,000 and $125,000 as of September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, respectively.

5	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6	Dividends declared as a percentage of net income. The dividend payout ratio for the quarterly period ended September 30, 2011 is not meaningful.
7	Net interest income as a percentage of average earning assets.
8	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets.
9	Regulatory capital (i.e., permanent capital and Class A capital stock) as a percentage of total assets.
10	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Net income (loss) for the three-month period ended September 30, 2011 was $(2.3) million compared to $21.6 million for the three-month period ended September 30, 2010. The decrease was primarily attributable to the following:
▪	$3.4 million increase in net interest income (increase income);
▪	$1.9 million increase in net other-than-temporary impairment losses on held-to-maturity securities (decrease income);
▪	$2.0 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$22.2 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$2.1 increase in other expenses (decrease income).

Net income for the nine-month period ended September 30, 2011 was $45.7 million compared to $2.1 million for the nine-month period ended September 30, 2010. The increase was primarily attributable to the following:
▪	$16.6 million decrease in net interest income (decrease income);
▪	$46.6 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$127.1 million increase related to net gain (loss) on derivatives and hedging activities (increase income);
▪	$16.1 million increase in assessments (decrease income); and
▪	$7.6 million increase in other expenses (decrease income).

As indicated above, the largest factor affecting net income for both the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 was the change in market value of derivatives, primarily interest rate caps. Our cap portfolio produces gains when long-term interest rates rise and losses when they decline. In the periods presented, long-term rates fell resulting in market value losses of varying degrees. The magnitude of the rate changes combined with varying levels of general interest rate volatility in the different periods resulted in fluctuations in the gain/(loss) on derivative and hedging activities in the various periods. These same factors also affected the market value volatility of our other derivatives as well as our trading securities. Tables 10 through 14 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain in more detail the fluctuations in Other Income (Loss).

Net interest income, which does not include the above mentioned market value fluctuations, has proven to be relatively stable over the past five quarters even with the market interest rate volatility during this time. Net interest income for the three months ended September 30, 2011 was slightly higher than it was for the same period of 2010 even though total assets decreased $1.9 billion since September 30, 2010. This is due to wider net interest spreads resulting from the refinancing of much of our unswapped callable debt and from a $3.2 million increase in advance prepayment fees, which are recorded in interest income on the Statements of Income. For the nine-month periods ended September 30, 2011 and 2010, net interest income declined as the impact of a smaller balance sheet over this period outweighed the benefit of a slightly better net interest margin.

During the first nine months of 2011, total assets declined 6.8 percent (see Table 15), primarily as a result of a $2.5 billion decrease in investments and a $2.4 billion decrease in advance balances, which were partially offset by a $1.8 billion increase in cash balances. Advance balances decreased due to: (1) a reduction in advances by two of our largest borrowers (see Table 17); (2) the prepayment of advances related to the failure of member institutions; and (3) a general de-leveraging trend among financial institutions. See “Financial Condition – Advances” under this Item 2 for additional discussion. Our investment securities decreased 17.1 percent due primarily to a decline in held-to-maturity securities, which was driven by prepayments in our fixed and variable rate MBS/CMO portfolios. As of September 30, 2011, we had a large balance in our Federal Reserve cash account as we began minimizing our unsecured investments with European counterparties. See “Liquidity and Capital Resources – Liquidity” under this Item 2 for additional discussion. As a result of the overall decline in investments and advances, the balances of our consolidated obligation bonds and discount notes also decreased from December 31, 2010 to September 30, 2011. See “Financial Condition – Consolidated Obligations” under this Item 2 for additional discussion.

Dividend rates for the third quarter of 2011 for Class A Common Stock were lower than dividend rates for the third quarter of 2010 as management lowered the rate to be comparable to short-term market yields. For Class B Common Stock, however, dividends were increased. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate (see Table 2) and may not correlate with the amount of net income (loss) during the period because of fluctuations in derivative values and trading securities gains (losses) for the period, which are typically not considered during the determination of dividend rates. However, because the adequacy of retained earnings, as reported in accordance with accounting principles generally accepted in the United States of America (GAAP), is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities do play a factor in setting the level of our quarterly dividends. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding dividend payments.

The REFCORP obligation was fully satisfied based upon income reported by the FHLBanks through June 30, 2011, and accordingly, we will no longer be assessed for REFCORP (see Note 11 of the Notes to the Financial Statements under Item 1). The FHLBank entered into a Joint Capital Enhancement Agreement (JCE Agreement) with the intent of allocating that portion of the FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate Restricted Retained Earnings Account (RRE Account). See further discussion of the JCE under Item 2 - "Liquidity and Capital Resources - Capital" and in Note 12 of the Notes to the Financial Statements under Item 1.

Financial Market Trends
The primary external factors that affect our net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	09/30/2011 Three-month Average	09/30/2010 Three-month Average	09/30/2011 Nine-month Average	09/30/2010 Nine-month Average
Overnight Federal funds effective/target rate1	0.08%	0.19%	0.11%	0.17%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.02	0.15	0.06	0.13
3-month LIBOR1	0.30	0.39	0.29	0.36
2-year U.S. Treasury note1	0.27	0.54	0.50	0.77
5-year U.S. Treasury note1	1.14	1.54	1.69	2.06
10-year U.S. Treasury note1	2.41	2.77	3.01	3.31
30-year residential mortgage note rate2	4.38	4.54	4.64	4.83

Market Instrument	09/30/2011 Ending Rate	12/31/2010 Ending Rate	09/30/2010 Ending Rate
Overnight Federal funds effective/target rate1	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
FOMC target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.02	0.12	0.16
3-month LIBOR1	0.37	0.30	0.29
2-year U.S. Treasury note1	0.26	0.60	0.43
5-year U.S. Treasury note1	0.97	2.01	1.30
10-year U.S. Treasury note1	1.93	3.31	2.53
30-year residential mortgage note rate2	4.18	4.85	4.37
_________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the quarterly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its November 2, 2011 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent and in its monetary policy statement, its assessment of the economic recovery was less dour than in its September 21, 2011 statement, but reiterated its September warning of significant downside risks to the economic outlook and noted weakness in employment and housing. The FOMC positively noted that “...economic growth had strengthened somewhat in the third quarter.” Other items of significance from the FOMC policy statement include: (1) the FOMC still anticipates that rates will stay on hold “at least through mid-2013;” and (2) the FOMC appeared to signal an easing bias by saying that it is prepared to employ additional easing steps as appropriate. The FOMC did not announce any new operations but will continue both “Operation Twist” (see additional discussion below) and its previous policies of reinvesting principal payments from its Agency debt and Agency MBS back into Agency MBS and of rolling maturing Treasury securities at auction. In November 2011 economic projections, released concurrently with the FOMC statement, Federal Reserve Board Members and Federal Reserve Bank Presidents significantly reduced their projections of economic growth through 2013 and significantly increased its projections for the unemployment rate from its June 2011 projections.

Average one- and three-month LIBOR have decreased 7.9 and 9.0 basis points (bps), respectively, from the third quarter of 2010 to the third quarter 2011. While these rates remained relatively steady from approximately December 2010 through March 2011, they began decreasing during the second quarter of 2011 until reaching their lows in late June and early July 2011. Important factors driving this decline include: (1) high levels of investable cash balances; (2) a reduction in the supply of collateral available for repurchase agreements that drove the rates on repurchase agreements down; and (3) the market’s response to changes in how the Federal Deposit Insurance Corporation (FDIC) assesses premiums on insured depository institutions (discussed below). However, these rates began steadily increasing, albeit in relatively small increments, in the third quarter of 2011 likely reflecting the financial turmoil in Europe. From June 30, 2011 to September 30, 2011, one-month and three-month LIBOR have increased 5.4 and 12.9 bps, respectively, representing the highest setting of 2011 for the three-month rate. The September 30, 2011 one-month rate is still below the highest setting in 2011 which occurred in the first quarter of 2011. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR. Imbalances in the mix of these assets and liabilities results in exposure to basis risk which can negatively or positively impact net interest income. Other short-term rates such as those for U.S. Treasury bills and our discount notes have remained extremely low throughout 2011 as the Federal Reserve has maintained its monetary easing policy and as investors have sought the relative safety of Treasury investments.

The long-term portion of the U.S. Treasury rate curve (two-year and beyond) increased significantly in the fourth quarter of 2010, but has decreased significantly during the first nine months of 2011. Much of this decline in rates, especially for terms of five years or greater, took place in the third quarter of 2011. The decrease in longer-term U.S. Treasury rates appears to be in response to economic data that shows a slowdown in economic growth, continued deterioration in housing markets, persistently high unemployment and flight-to-quality demand resulting from the European sovereign debt crisis and other international economic and geopolitical events. The shape of the yield curve has flattened significantly from December 31, 2010 to September 30, 2011. During this period of time the spread between the two-year U.S. Treasury note and the ten-year U.S. Treasury note and the two-year U.S. Treasury note and the thirty-year U.S. Treasury bond declined by 104 basis points and 108 basis points, respectively, likely reflecting the market’s deteriorating outlook for economic growth. A portion of the flattening in the third quarter of 2011 might be attributable to market anticipation of potential Federal Reserve Bank purchase operations that would target long-term U.S. Treasury bonds and be funded through the sale of short-term U.S. Treasury bonds. When the economy improves and the Federal Reserve ends its purchases of U.S. Treasuries, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates. Because we issue debt at a spread above U.S. Treasuries, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of long-term advances to our members.

Other factors impacting FHLBank consolidated obligations:
Standard & Poor’s (S&P) lowered the long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBanks and the senior unsecured debt issued by the FHLBanks to AA+ from AAA on August 8, 2011 (the Federal Home Loan Banks of Chicago and Seattle were already rated AA+ prior to that date). However, investors continued to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile during the first nine months of 2011, even after the ratings downgrade, at least partially due to the implicit support from the U.S. government. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds in the first nine months of 2011. Because of this strong demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained extremely low throughout the first nine months of 2011. Yields on discount notes decreased from December 31, 2010 to September 30, 2011 due to: (1) a decrease in supply of competing instruments, such as U.S. Treasury bills and repurchase agreements; (2) flight to quality from international economic and geopolitical events, particularly the European sovereign debt crisis; (3) renewed concerns about the U.S. economy; and (4) strong support of GSE obligations in the U.S. Treasury Department’s white paper on GSE reform.

Spreads of FHLBank debt relative to similar term U.S. Treasury instruments have increased from December 31, 2010 to September 30, 2011 for most tenors of two years or greater. For example, the spread between the on-the-run FHLBank two-year bullet debt and the two-year U.S. Treasury note increased from 11 bps on December 31, 2010 to 21 bps on September 30, 2011. The spread between the on-the-run FHLBank five-year bullet debt and the five-year U.S. Treasury note increased from 24 bps on December 31, 2010 to 37 bps as of September 30, 2011. Indicative three-month lockout callable bond spreads to U.S. Treasuries for intermediate-term tenors (three to seven years) decreased from December 31, 2010 to September 30, 2011 while the indicative three-month lockout callable bond spreads to U.S. Treasury for short-term (two years and less) and long-term (ten years and greater) increased over the same period. We fund a large portion of our fixed rate mortgage assets and amortizing advances with unswapped callable bonds. We also occasionally fund a smaller portion of fixed rate advances with unswapped callable bonds. For further discussion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations” under this Item 2. The spreads on FHLBank fixed-rate, noncallable debt relative to the LIBOR swap curve was either stable or improved for most tenors out to seven years from December 31, 2010 to September 30, 2011. Theoretical spreads relative to LIBOR for tenors seven years or greater deteriorated during the same period of time. The theoretical swap level of the on-the-run FHLBank two-year bullet improved from three-month LIBOR minus 5.7 bps on December 31, 2010 to three-month LIBOR minus 11.1 bps on September 30, 2011. The theoretical swap level of the on-the-run FHLBank five-year bullet improved slightly from three-month LIBOR plus 10.1 bps on December 31, 2010 to three-month LIBOR plus 9.1 bps on September 30, 2011.

As mentioned previously, the FOMC plans to continue Operation Twist as initially introduced in its September 21, 2011 statement. Under Operation Twist, the Federal Reserve will purchase $400 billion par amount of U.S. Treasuries with remaining terms of 6 to 30 years and sell $400 billion par amount of U.S. Treasuries with remaining maturities of three years or less by the end of June 2012. Operation Twist could result in a flatter yield curve, which might result in relatively lower costs to issue our longer-term consolidated obligations; however, shorter-term costs, including discount notes, could increase due to the sale of shorter-term U.S. Treasuries. The flatter curve could also result in increasing prepayments on our MBS/CMO and mortgage loan holdings, which could result in lower yielding assets.

Foreign investor holdings of U.S. Agencies (both debt and MBS), as reported by the Federal Reserve System, decreased on a daily average basis for the week ended December 29, 2010 to the week ended September 28, 2011. Foreign investor holdings of U.S. Treasury securities increased over the same period. Foreign investors are significant buyers of FHLBank debt and decreasing demand from this investor segment can negatively impact our cost of funds. Both total taxable money market fund assets and the percentage of money market fund assets allocated to the category that includes our discount notes reversed the decline that had continued from 2010 throughout much of the first half of 2011 and continued increasing steadily through the third quarter of 2011, likely reflecting a flight-to-quality response to European credit concerns. Because money market funds are such a large and important investor base for FHLBank short-term obligations, lower demand from money market funds for FHLBank discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds might result in higher costs to issue these instruments, which would typically increase the cost of advances for our members.

Economic and other factors potentially impacting net interest income:
Effective April 1, 2011, the FDIC changed the method used for determining the base on which insurance premiums are assessed from deposits to total assets less tangible capital. While the long-term implications of this assessment change on the investment and funding behavior of insured depositories are unknown, this change resulted in the depositories’ reassessment of marginal arbitrage opportunities that are now subject to premium assessment. One arbitrage strategy that insured depositories have focused on recently is acquiring overnight Federal funds and leaving the cash at the Federal Reserve where they receive interest income on their excess reserves. In order to preserve the arbitrage spread that they have been receiving on this transaction, insured depositories must reduce the rate at which they are willing to purchase Federal funds. This is likely an important factor driving the decline in the overnight Federal funds rate and in short-term investment securities that occurred surrounding the change in the assessment base. Initially, this change had a significant downward impact on money market yields including those for Federal funds, short-term investment securities, repurchase agreements, LIBOR and, to some extent, consolidated obligation discount notes. Other than the increases in LIBOR rates discussed above, yields on these instruments have remained relatively low. Unless the cost to issue our consolidated obligation discount notes also remains low, declining returns on our overnight Federal funds investments could result in a decline in net interest income and/or a reduction in balances of liquid assets.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the FHLBank to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The new statutory and regulatory requirements for derivative transactions will result in higher operating costs, likely increase funding costs, and may limit the availability of, or alter the structure of, certain advance products. Derivative market participants were originally expected to comply with the Dodd-Frank Act by July 16, 2011. However, the CFTC has acknowledged that it will fail to meet deadlines for rulemaking and as a result, certain provisions of the Dodd-Frank Act that require a CFTC rulemaking may not become effective until early next year at the earliest.

On July 21, 2011, Regulation Q, which prohibits Federal Reserve Bank members from paying interest on demand deposits, was repealed. It is possible that the repeal might allow commercial banks to compete directly with money market funds and could result in reductions in money market fund assets and increases in bank deposits. Because money market funds are important investors in our discount notes, the repeal might adversely impact demand (and costs) for our discount notes. Additionally, increases in deposits at commercial banks might result in declining demand for advances. Other possible impacts of the repeal include higher LIBOR rates and less supply on short-term, money market investments (commercial paper and certificates of deposit). Each of these potential impacts of the repeal of Regulation Q would affect our profitability and liquidity.

Several rating agencies took action during the third quarter of 2011 in response to steps taken by the U.S. government to address the U.S. government’s borrowing limit and overall U.S. debt burden. Because of the credit rating agencies’ methodology and their assumption of the U.S. government’s implicit support of FHLBank debt, changes to the credit rating of U.S. Treasuries were passed through to the credit ratings of FHLBank debentures and to the ratings of individual FHLBanks. On August 2, 2011, Moody’s confirmed the Aaa rating of U.S. debt. However, Moody’s revised the U.S. government’s rating outlook to negative. On the same date, Moody’s confirmed the rating of FHLBank debt and put FHLBank debt on negative outlook. Moody’s has also confirmed the ratings of each individual FHLBank and revised its outlooks to negative. On August 5, 2011, S&P lowered the United States’ long-term sovereign credit rating to AA+ with a negative outlook from AAA with stable outlook, and affirmed the A-1+ short-term rating. S&P indicated that the downgrade reflected its opinion that the fiscal consolidation plan to which Congress and the Administration recently agreed fell short of what it believed would be necessary to stabilize the government’s medium-term debt dynamics. As mentioned previously, on August 8, 2011, S&P then lowered the long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBanks and the senior unsecured debt issues of the FHLBanks to AA+ from AAA. Credit ratings downgrades can adversely impact us in the following ways: (1) increase the funding cost of FHLBank debt issues; (2) have negative liquidity implications; (3) increase collateral posting requirements under certain of our derivatives agreements (see Note 7 of the Notes to the Financial Statements under Item 1 for additional information regarding derivative collateral requirements); and (4) impact our ability to offer certain member credit products such as letters of credit, which are generally dependent upon our credit rating. Following the downgrade by S&P, we observed some minor and temporary impacts in several of these areas; however, we did not consider any of them to be significant or material. It is possible that the United States’ long-term sovereign credit rating will be further downgraded or downgraded by additional credit rating agencies in the next several months as deadlines for establishing deficit reduction near. Additional downgrades could increase the likelihood and/or the severity of the impacts detailed above.

On October 24, 2011, the Federal Housing Finance Agency (FHFA) announced significant changes to the Home Affordable Refinance Program (HARP) that are designed to spark refinancing among borrowers with current loan-to-value (LTV) ratios above 80 percent who have had their loans sold to Fannie Mae or Freddie Mac on or before May 31, 2009. For these borrowers the changes include: (1) eliminating some risk-based fees for borrowers who refinance into shorter-term mortgages and lower fees for other borrowers; (2) removing the current 125 percent LTV ceiling; (3) waiving some lender representations and warranties for loans owned or guaranteed by Freddie Mac and Fannie Mae; (4) eliminating the need for property appraisals in some instances; and (5) extending the end date for HARP to December 31, 2013 for eligible loans. We anticipate that these changes to HARP could result in increased prepayments on our Agency variable rate MBS/CMO portfolio which are backed by higher coupon fixed-rate mortgages issued by Fannie Mae and Freddie Mac.

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

The accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2011.

Results of Operations
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The increase in net interest income from the third quarter of 2010 to the third quarter of 2011 can be primarily attributed to an improvement in our net interest margin despite the decrease in total assets. Approximately half of the net interest margin improvement is due to an increase in prepayment fees, primarily from advances to former members placed in receivership that were prepaid by the FDIC or the acquirer, and is not expected to be repeated in subsequent quarters. The decrease in net interest income from the first nine months of 2010 to the nine months of 2011 can be primarily attributed to a decrease in average interest-earning assets despite a small increase in our net interest margin. See Tables 6 through 9 under this Item 2 for further information.

Despite the increase in net interest income for the third quarter of 2011, net income decreased largely due to the net change in the market value of derivatives not qualifying for hedge accounting under GAAP. Conversely, the decrease in net interest income from the first nine months of 2010 to the first nine months of 2011 was more than offset by the net positive change in the market value of derivatives resulting in an increase in net income. See “Net Gain (Loss) on Derivatives and Hedging Activities” in this Item 2 for a discussion of the impact of this activity by period.

We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable rate levels. We use derivatives as tools to reduce our funding costs and manage interest rate risk and prepayment risk. We acquire and classify certain investments as trading investments for liquidity and asset-liability management purposes. Although we manage the risks mentioned and utilize these transactions for asset-liability tools, we do not manage the fluctuations in fair value of our derivatives or trading securities. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes.

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by market value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) Affordable Housing Program (AHP) and Resolution Funding Corporation (REFCORP) assessments (assessments for AHP and REFCORP through June 30, 2011 were equivalent to an effective minimum income tax rate of 26 percent; and, upon satisfaction of the REFCORP obligation as of June 30, 2011, the assessment for AHP for the third quarter of 2011 was equivalent to an effective minimum income tax rate of 10 percent); (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on sale of mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted return on equity (ROE) that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities can play a factor in setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income and ROE based on GAAP income, which can vary significantly from period to period because of derivatives and hedging activities and certain other items that management excludes when evaluating operational performance because the added volatility does not provide a consistent measurement analysis. Derivative and hedge accounting affects the timing of income or expense from derivatives, but not the economic income or expense from these derivatives when held to maturity or call date. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from quarter to quarter, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will equal its original purchase price if held to maturity. Table 3 presents a reconciliation of GAAP income to adjusted income for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

Table 3

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Net income, as reported under GAAP	$(2,301)	$21,591	$45,658	$2,059
Total assessments	(250)	771	16,913	771
Income (loss) before assessments	(2,551)	22,362	62,571	2,830
Derivative-related and other excluded items1	43,004	21,983	63,313	145,449
Adjusted income (a non-GAAP measure)2	$40,453	$44,345	$125,884	$148,279
__________
1
The 2011 and 2010 excluded items are “Prepayment fees on terminated advances,” “Net gain (loss) on trading securities,” “Net gain (loss) on derivatives and hedging activities” and “Net realized gain (loss) on sale of mortgage loans held for sale” directly from our Statements of Income.

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

Table 4 presents adjusted ROE (a non-GAAP measure) compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 4

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
Average GAAP total capital for the period	$1,757,917	$1,853,205	$1,763,262	$1,906,752
ROE, based upon GAAP income before assessments	(0.58)%	4.79%	4.74%	0.20%
Adjusted ROE, based upon adjusted income 1	9.13%	9.49%	9.55%	10.40%
Average overnight Federal funds effective rate	0.08%	0.19%	0.11%	0.17%
Adjusted ROE as a spread to average Federal funds rate1	9.05%	9.30%	9.44%	10.23%
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

Earnings Analysis: Table 5 presents changes in the major components of our earnings for the third quarter of 2011 compared to the third quarter of 2010 and the first nine months of 2011 compared to the first nine months of 2010 (in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 09/30/2011 vs. 09/30/2010		Nine-month Periods Ended 09/30/2011 vs. 09/30/2010
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(18,210)	(11.7)%	$(64,576)	(13.4)%
Total interest expense	(21,599)	(21.9)	(48,012)	(16.6)
Net interest income	3,389	5.9	(16,564)	(8.7)
Provision for credit losses on mortgage loans	122	59.5	75	6.5
Net interest income after mortgage loan loss provision	3,267	5.7	(16,639)	(8.7)
Net gain (loss) on trading securities	(2,036)	(7.6)	(46,588)	(62.2)
Net gain (loss) on derivatives and hedging activities	(22,178)	(42.2)	127,116	54.8
Other non-interest income	(1,909)	(81.6)	3,472	92.3
Total non-interest income (loss)	(26,123)	(111.2)	84,000	54.7
Operating expenses	237	2.4	3,617	12.5
Other non-interest expenses	1,820	151.3	4,003	79.6
Total other expenses	2,057	18.7	7,620	22.5
AHP assessments	(506)	(197.7)	4,835	1,888.7
REFCORP assessments	(515)	(100.0)	11,307	2,195.5
Total assessments	(1,021)	(132.4)	16,142	2,093.6
Net income (loss)	$(23,892)	(110.7)%	$43,599	2,117.5%
Net Interest Income: As mentioned previously, the increase in net interest income for the three-month period ended September 30, 2011 compared to the same period in 2010 was primarily due to an increase in our net interest spread and net interest margin despite a decrease in average interest-earning assets. Conversely, net interest income for the nine-month period ended September 30, 2011 compared to the same period in 2010 decreased despite a slight increase in our net interest spread and net interest margin, due primarily to the decrease in average interest-earning assets. Tables 6 through 9 present the average balances and yields of our interest-earning assets and interest-bearing liabilities for the three- and nine-month periods ended September 30, 2011 and 2010.

The decreases in average yields on advances for both the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 are primarily attributable to the decline in short-term rates combined with the relative short-term nature of our advance portfolio. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

The average yields on investments for both the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 decreased due to a decline in market rates and compositional changes in our investment portfolio as balances of higher yielding long-term investments, both fixed and variable rate, declined.

We expanded our MBS/CMO portfolio in the first quarter of 2010 by $2.4 billion in Agency variable rate CMOs with embedded caps under temporary MBS authority granted by the Finance Agency. See additional discussion of this temporary MBS authority under this Item 2 – “Investments.” We have not purchased any additional MBS since that time and our variable rate MBS investments, both Agency and private-label, have declined approximately 24 percent over the last twelve months. For the last several years, our investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 2 – “Net Gain (Loss) on Derivatives and Hedging Activities.”

The average yields on the MPF portfolio for both the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 declined due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates experienced during the latter part of 2010 and the first nine months of 2011; (2) the growth in MPF balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio; and (3) increased write-offs of premiums associated with mortgage loan prepayments.

An important factor in the decreases in the average yields on discounts notes for both the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 was the decrease in short-term market interest rates, including repo rates caused by a reduced supply of alternative short-term investments, and increased flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events.

Some important factors in the decrease in bond yields for both the three-month and nine-month periods ended September 30, 2011 compared to the same periods in 2010 were: (1) generally lower short-term market interest rates, including LIBOR, since a significant portion of our bonds are swapped to LIBOR; (2) generally lower intermediate and longer-term term market interest rates; and (3) refinancing of a portion of longer-term callable debt funding our fixed rate mortgage loan, MBS and fixed rate advance portfolios.

As discussed above, throughout much of 2010 and most of 2011, we have been able to lower our long-term, consolidated obligation funding costs by calling previously issued callable debt and replacing it with new lower-cost fixed rate, callable, and to a lesser extent, non-callable bonds. Over the past several years, callable debt with short lockouts (primarily three to six months) has been used as a primary funding tool for fixed rate mortgage assets and a secondary funding tool for amortizing and other fixed rate advances, which provided an opportunity to take advantage of lower debt costs in 2010 and during periods of time in 2011, particularly in the third quarter. We continued to maintain a sizable portfolio of unswapped callable bonds in the first nine months of 2011. Unswapped callable bonds increased from $3.7 billion as of December 31, 2010 to $3.9 billion as of September 30, 2011. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets because they provide a way to offset the prepayment risk.

Additionally, a significant portion of our bonds are comprised of long-term callable bonds swapped to LIBOR which are used to fund LIBOR-based and other short-term assets. When assets and liabilities are based upon different indices, such as when the discount note curve is used to set rates for some advances and LIBOR-based debt is used to fund those advances, we are exposed to basis risk. We maintained a relatively balanced basis position throughout much of 2010 and 2011. However, during certain times over these periods, we increased our allocation to LIBOR-based debt or discount notes in order to take advantage of market opportunities to issue debt at more advantageous rates. At times we also increase our position in LIBOR-based debt in preparation for large maturities of liabilities funding LIBOR-based assets (assets adjusting to and swapped to LIBOR) and/or to enhance liquidity.

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

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 6

	For the Three-month Period Ended
	09/30/2011			09/30/2010
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$273,454	$65	0.09%	$155,662	$78	0.20%
Federal funds sold	1,741,283	412	0.09	2,419,548	1,281	0.21
Investments1	12,029,709	42,417	1.40	13,665,441	55,078	1.60
Advances2,3	17,852,383	44,106	0.98	20,739,789	54,580	1.04
Mortgage loans2,4,5	4,673,735	50,082	4.25	3,722,534	44,176	4.71
Other interest-earning assets	34,427	545	6.27	39,514	644	6.47
Total earning assets	36,604,991	137,627	1.49	40,742,488	155,837	1.52
Other non-interest-earning assets	327,510			187,242
Total assets	$36,932,501			$40,929,730
Interest-bearing liabilities:
Deposits	$2,233,914	$804	0.14%	$2,309,004	$849	0.15%
Consolidated obligations2:
Discount Notes	10,018,089	1,589	0.06	13,215,133	5,793	0.17
Bonds	22,236,941	74,647	1.33	22,839,856	91,822	1.59
Other borrowings	22,413	145	2.56	51,786	320	2.45
Total interest-bearing liabilities	34,511,357	77,185	0.89	38,415,779	98,784	1.02
Capital and other non-interest-bearing funds	2,421,144			2,513,951
Total funding	$36,932,501			$40,929,730

Net interest income and net interest spread6		$60,442	0.60%		$57,053	0.50%

Net interest margin7			0.66%			0.56%
 __________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $895,000 and $743,000 for the quarters ended September 30, 2011 and 2010, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the third quarters of 2011 and 2010 (in thousands):

Table 7

	Three-month Periods Ended 09/30/2011 vs. 09/30/2010
	Increase (Decrease) Due to
	Volume1.2	Rate1.2	Total
Interest Income:
Interest-bearing deposits	$40	$(53)	$(13)
Federal funds sold	(292)	(577)	(869)
Investments	(6,190)	(6,471)	(12,661)
Advances	(7,275)	(3,199)	(10,474)
Mortgage loans	10,494	(4,588)	5,906
Other assets	(80)	(19)	(99)
Total earning assets	(3,303)	(14,907)	(18,210)
Interest Expense:
Deposits	(27)	(18)	(45)
Consolidated obligations:
Discount notes	(1,156)	(3,048)	(4,204)
Bonds	(2,369)	(14,806)	(17,175)
Other borrowings	(189)	14	(175)
Total interest-bearing liabilities	(3,741)	(17,858)	(21,599)
Change in net interest income	$438	$2,951	$3,389
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

Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2011 and 2010 (in thousands):

Table 8

	For the Nine-month Period Ended
	09/30/2011			09/30/2010
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$158,235	$126	0.11%	$107,876	$148	0.18%
Federal funds sold	2,190,859	2,031	0.12	2,491,813	3,453	0.19
Investments1	12,479,333	138,451	1.48	14,755,452	185,094	1.68
Advances2,3	18,094,080	126,500	0.93	21,735,109	161,617	0.99
Mortgage loans2,4,5	4,525,443	147,276	4.35	3,503,258	128,349	4.90
Other interest-earning assets	35,971	1,703	6.33	41,544	2,002	6.44
Total earning assets	37,483,921	416,087	1.48	42,635,052	480,663	1.51
Other non-interest-earning assets	239,530			198,014
Total assets	$37,723,451			$42,833,066
Interest-bearing liabilities:
Deposits	$1,917,572	$2,047	0.14%	$1,945,227	$2,121	0.15%
Consolidated obligations2:
Discount Notes	11,558,326	8,642	0.10	14,117,244	15,863	0.15
Bonds	21,844,455	230,135	1.41	24,015,795	270,482	1.51
Other borrowings	28,475	491	2.31	42,291	861	2.72
Total interest-bearing liabilities	35,348,828	241,315	0.91	40,120,557	289,327	0.96
Capital and other non-interest-bearing funds	2,374,623			2,712,509
Total funding	$37,723,451			$42,833,066

Net interest income and net interest spread6		$174,772	0.57%		$191,336	0.55%

Net interest margin7			0.62%			0.60%
 __________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $2,614,000 and $1,979,000 for the nine months ended September 30, 2011 and 2010, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense between the first nine months of 2011 and 2010 (in thousands):

Table 9

	Nine-month Periods Ended 09/30/2011 vs. 09/30/2010
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$54	$(76)	$(22)
Federal funds sold	(380)	(1,042)	(1,422)
Investments	(26,666)	(19,977)	(46,643)
Advances	(25,881)	(9,236)	(35,117)
Mortgage loans	34,425	(15,498)	18,927
Other assets	(264)	(35)	(299)
Total earning assets	(18,712)	(45,864)	(64,576)
Interest Expense:
Deposits	(30)	(44)	(74)
Consolidated obligations:
Discount notes	(2,537)	(4,684)	(7,221)
Bonds	(23,534)	(16,813)	(40,347)
Other borrowings	(252)	(118)	(370)
Total interest-bearing liabilities	(26,353)	(21,659)	(48,012)
Change in net interest income	$7,641	$(24,205)	$(16,564)
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

The majority of our derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rise over the period and record losses when the general level of interest rates fall over the period. During the first nine months of 2010 as interest rates generally declined, we recorded sizeable losses on our economic hedges. The largest portion of this loss was attributable to our interest rate cap portfolio, which is an economic hedge of caps embedded in our variable rate MBS/CMO investment portfolio. The primary reasons for the decrease in value of our interest rate cap portfolio during the first nine months of 2010, in addition to the decrease in interest rates discussed above, were: (1) a flattening in the yield curve; and (2) a decline in implied price volatility. During the fourth quarter of 2010, we experienced a reversal of these negative trends as interest rates rose and the yield curve steepened resulting in a fairly substantial gain in both our interest rate cap portfolio and in the interest rate swaps matched to the GSE debentures. Subsequently during the first nine months of 2011, particularly the third quarter, we again recorded losses on our economic hedges as long-term interest rates declined sharply and the shape of the yield curve flattened more significantly. The impact of the decrease in long-term interest rates and the shape of the yield curve on cap values were partially offset by an increase in implied price volatilities throughout 2011. The larger loss experienced in the third quarter of 2011 compared to the same period in 2010 is primarily the result of a larger magnitude decline in long-term interest rates and a significantly larger magnitude flattening in interest rate yield curves in the third quarter of 2011 compared with the same period in 2010. Important factors contributing to the reduction in net losses on derivatives and hedging activities for the nine-month period ended September 30, 2011 from the nine-month period ended September 30, 2010 include: (1) larger relative declines in long-term interest rates in the first nine months of 2011 versus 2010; and (2) increases in implied price volatilities in the first nine months of 2011 compared with significant declines in the first nine months of 2010.

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

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2011 (in thousands):

Table 10

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,254)	$0	$(123)	$0	$(278)	$0	$(2,655)
Net interest settlements	(54,203)	0	0	25	56,286	0	2,108
Subtotal	(56,457)	0	(123)	25	56,008	0	(547)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,085)	0	0	1	(2,180)	0	(4,264)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(72,441)	6,059	0	5,740	(5)	(60,647)
Economic hedges – net interest received (paid)	0	(12,325)	0	0	2,452	6	(9,867)
Subtotal	(2,085)	(84,766)	6,059	1	6,012	1	(74,778)
Net impact of derivatives and hedging activities	(58,542)	(84,766)	5,936	26	62,020	1	(75,325)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	26,722	0	0	0	0	26,722
TOTAL	$(58,542)	$(58,044)	$5,936	$26	$62,020	$1	$(48,603)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2010 (in thousands):

Table 11

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,530)	$0	$132	$0	$(309)	$0	$(2,707)
Net interest settlements	(64,007)	0	0	701	63,962		656
Subtotal	(66,537)	0	132	701	63,653	0	(2,051)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,115)	0	0	(66)	(788)	0	(1,969)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(47,158)	3,242	0	726	(10)	(43,200)
Economic hedges – net interest received (paid)	0	(8,004)	0	0	562	11	(7,431)
Subtotal	(1,115)	(55,162)	3,242	(66)	500	1	(52,600)
Net impact of derivatives and hedging activities	(67,652)	(55,162)	3,374	635	64,153	1	(54,651)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	25,489	0	0	0	0	25,489
TOTAL	$(67,652)	$(29,673)	$3,374	$635	$64,153	$1	$(29,162)

Table 12 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2011 (in thousands):

Table 12

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(15,747)	$0	$(191)	$0	$(848)	$0	$(16,786)
Net interest settlements	(165,663)	0	0	1,244	169,818	0	5,399
Subtotal	(181,410)	0	(191)	1,244	168,970	0	(11,387)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,472)	0	0	(335)	3,628	0	821
Economic hedges – unrealized gain (loss) due to fair value changes	0	(91,996)	7,961	0	9,418	(11)	(74,628)
Economic hedges – net interest received (paid)	0	(38,362)	0	0	7,121	24	(31,217)
Subtotal	(2,472)	(130,358)	7,961	(335)	20,167	13	(105,024)
Net impact of derivatives and hedging activities	(183,882)	(130,358)	7,770	909	189,137	13	(116,411)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	29,258	0	0	0	0	29,258
TOTAL	$(183,882)	$(101,100)	$7,770	$909	$189,137	$13	$(87,153)

Table 13 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2010 (in thousands):

Table 13

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(10,208)	$0	$314	$0	$(892)	$0	$(10,786)
Net interest settlements	(215,260)	0	0	964	236,413	0	22,117
Subtotal	(225,468)	0	314	964	235,521	0	11,331
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,858)	0	0	249	(1,517)	0	(4,126)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(193,254)	8,531	0	(1,903)	(30)	(186,656)
Economic hedges – net interest received (paid)	0	(44,570)	0	0	3,178	34	(41,358)
Subtotal	(2,858)	(237,824)	8,531	249	(242)	4	(232,140)
Net impact of derivatives and hedging activities	(228,326)	(237,824)	8,845	1,213	235,279	4	(220,809)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	65,885	0	0	0	0	65,885
TOTAL	$(228,326)	$(171,939)	$8,845	$1,213	$235,279	$4	$(154,924)

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

Table 14 presents the major components of the net gain (loss) on trading securities for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

Table 14

	Three-month Period Ended		Nine-month Period Ended
	09/30/2011	09/30/2010	09/30/2011	09/30/2010
GSE debentures	$25,915	$25,489	$28,451	$65,885
U.S. Treasury note	0	0	1,449	0
Agency MBS/CMO	(143)	1,375	(435)	8,954
U.S. Government guaranteed debentures	(1,063)	0	(1,063)	0
Short-term money market securities	23	(96)	(103)	48
TOTAL	$24,732	$26,768	$28,299	$74,887

Short-term money market securities are by far the largest component of our trading portfolio. However, because of the short-term nature of these money market securities they account for only a fraction of the net gain/loss on trading securities.

The next largest component of our trading portfolio is comprised of fixed rate GSE debentures, most of which are related to economic hedges. The fair values of these securities are more affected by changes in longer term interest rates than by changes in short-term interest rates. These securities experienced similar gains for the three-month period ended September 30, 2011 compared to the same period in 2010. However, for the nine-month period ended September 30, 2011 compared to the same period in 2010, the gain was substantially smaller because of a smaller magnitude decline in interest rates experienced in 2011 compared to 2010.

The next largest section of our trading portfolio is comprised of U.S. Government guaranteed (by the FDIC or National Credit Union Administration (NUCA)) debentures. Approximately $1 billion of these bonds were purchased in September 2011. All of these notes mature on or before December 2012. Because these bonds have fairly short remaining maturities, their values are not expected to possess the same level of price volatility experienced in the GSE debentures.

The smallest portion of our trading portfolio is comprised of variable rate Agency MBS/CMOs that we have designated as trading securities for asset-liability management purposes. These securities increased in value during the third quarter and first nine months of 2010, despite a decrease in interest rates, a flattening of the yield curve and a decline in implied price volatility as market liquidity for these transactions continued to improve from the depths of the financial crisis in 2008 and 2009. During the third quarter and the first nine months of 2011, these securities declined marginally in value as interest rates declined over the period and the yield curve flattened.

Other Non-Interest Income: Included in other non-interest income are net losses on other-than-temporarily impaired held-to-maturity securities. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information on OTTI.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. The compensation and benefits expense increased for the nine-month period ended September 30, 2011 compared to the same period of 2010. The increase is primarily attributable to an increase in employee benefits for normal retirement and health insurance. We contributed an additional $2 million to the pension plan in June 2011 in order to increase the funding position for the pension plan year that ended June 30, 2011.

Financial Condition
Overall: Table 15 presents changes in the major components of our Statements of Condition from December 31, 2010 to September 30, 2011 (in thousands):

Table 15

	Increase (Decrease) in Components
	09/30/2011 vs. 12/31/2010
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$1,797,247	691,248.8%
Investments1	(2,544,017)	(17.1)
Advances	(2,350,680)	(12.1)
Mortgage loans, net	501,012	11.7
Derivative assets	2,969	11.4
Other assets	(23,247)	(13.5)
Total assets	$(2,616,716)	(6.8)%

Liabilities:
Deposits	$991,061	81.9%
Consolidated obligations, net	(3,339,761)	(9.5)
Derivative liabilities	(142,106)	(55.6)
Other liabilities	(53,501)	(23.2)
Total liabilities	(2,544,307)	(6.9)

Capital:
Capital stock outstanding	(95,345)	(6.6)
Retained earnings	25,109	7.1
Accumulated other comprehensive income (loss)	(2,173)	(9.6)
Total capital	(72,409)	(4.1)
Total liabilities and capital	$(2,616,716)	(6.8)%
 __________
1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: The overall decrease in advances during the first nine months of 2011 (see Table 15) can be attributed to a reduction in advances to two of our largest borrowers (see Table 17) and to advance prepayments resulting from member failures. The fairly widespread repayment of advances due to deleveraging occurring in the financial services industry also contributed. Member institutions continue to experience growth in deposit funding that exceeds the demand for loans in their communities. In addition, many members continue to hold higher levels of on-balance-sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. We do not believe that advances will increase until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. When member advance demand does begin to increase, we believe a few larger members could have a significant impact on the amount of our total outstanding advances.

Table 16 summarizes advances outstanding by product as of September 30, 2011 and December 31, 2010 (in thousands).

Table 16

	09/30/2011		12/31/2010
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$710,570	4.3%	$1,083,754	5.7%
Regular adjustable rate advances	0	0.0	200,000	1.1
Adjustable rate callable advances	5,909,730	36.0	7,008,330	37.1
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.8	99,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	21,974	0.1	18,154	0.1
Total adjustable rate advances	6,769,274	41.2	8,409,238	44.5

Fixed rate:
Standard advance products:
Short-term fixed rate advances	301,084	1.8	337,080	1.8
Regular fixed rate advances	5,325,286	32.4	5,379,671	28.4
Standard housing and community development advances:
Regular fixed rate advances	251,562	1.5	285,254	1.5
Fixed rate callable advances	11,300	0.1	11,300	0.1
Total fixed rate advances	5,889,232	35.8	6,013,305	31.8

Convertible:
Standard advance products:
Fixed rate convertible advances	2,822,517	17.2	3,560,332	18.8

Amortizing:
Standard advance products:
Fixed rate amortizing advances	537,442	3.3	532,816	2.8
Fixed rate callable amortizing advances	6,084	0.0	6,321	0.0
Standard housing and community development advances:
Fixed rate amortizing advances	417,545	2.5	400,688	2.1
Fixed rate callable amortizing advances	449	0.0	553	0.0
Fixed rate amortizing advances funded through the AHP	2	0.0	6	0.0
Total amortizing advances	961,522	5.8	940,384	4.9

TOTAL PAR VALUE	$16,442,545	100.0%	$18,923,259	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

The fairly widespread pay downs of advances by members, as mentioned previously, included a decrease of $1.1 billion in advances attributable to two of our largest borrowers (see Table 17). A portion of the decrease in advances from year-end can also be attributed to $0.6 billion in advance prepayments during the first nine months of 2011 resulting from the failure of seven members.

Table 17 presents information on our five largest borrowers as of September 30, 2011 and December 31, 2010 (in thousands):

Table 17

	09/30/2011		12/31/2010
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Capitol Federal Savings Bank	$2,400,000	14.6%	$2,376,000	12.6%
MidFirst Bank	2,255,000	13.7	3,088,000	16.3
Security Life of Denver Ins. Co.	1,350,000	8.2	1,350,000	7.1
Security Benefit Life Insurance Co.	1,259,330	7.7	1,259,330	6.7
Pacific Life Insurance Co.	1,220,000	7.4	1,500,000	7.9
TOTAL	$8,484,330	51.6%	$9,573,330	50.6%

Table 18 presents the interest income associated with our five borrowers with the highest interest income for the three-month periods ended September 30, 2011 and 2010 (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 18

	Three-month Period Ended
	09/30/2011		09/30/2010
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$20,860	22.9%	$21,963	19.1%
Pacific Life Insurance Co.	6,727	7.4	6,925	6.0
American Fidelity Assurance Co.	4,478	4.9	4,623	4.0
Security Benefit Life Insurance Co.	2,640	2.9	2,731	2.4
United of Omaha	2,048	2.2
MidFirst Bank			2,395	2.2
TOTAL	$36,753	40.3%	$38,637	33.7%
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.

Table 19 presents the interest income associated with the five borrowers with the highest interest income for the nine-month periods ended September 30, 2011 and 2010 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable column is left blank.

Table 19

	Nine-month Period Ended
	09/30/2011		09/30/2010
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$61,892	21.9%	$67,464	18.5%
Pacific Life Insurance Co.	20,137	7.1	20,256	5.6
American Fidelity Assurance Co.	13,145	4.6	13,955	3.8
Security Benefit Life Insurance Co.	7,783	2.7	7,654	2.1
United of Omaha	6,179	2.2
TierOne Bank2			9,954	2.7
TOTAL	$109,136	38.5%	$119,283	32.7%
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.
2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the Federal Home Loan Bank of Des Moines. All outstanding advances were subsequently prepaid.

Advances as a percentage of total assets decreased from 50.0 percent as of December 31, 2010 to 47.2 percent as of September 30, 2011. If advances continue to decline, we expect to: (1) repurchase excess capital stock in order to manage our balance sheet; and (2) leverage capital in the range of 20:1 to 22:1 as conditions dictate.

A significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. As a result, 83.4 percent and 85.4 percent of the total advance portfolio as of September 30, 2011 and December 31, 2010, respectively, effectively re-price at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 6 through 9 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

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

The amount of new loans originated by and acquired from in-district PFIs during the nine-month period ended September 30, 2011 was $1.1 billion. These new originations and acquisitions, net of loan payments received, resulted in a sizable increase in the outstanding balance of the MPF portfolio from December 31, 2010 to September 30, 2011 (see Table 15). With total assets declining this quarter, mortgage loans as a percentage of total assets increased from 11.1 percent as of December 31, 2010 to 13.3 percent as of September 30, 2011. Primary factors that may influence future growth in mortgage loans held in portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans, primarily Fannie Mae and Freddie Mac.

The number of active PFIs increased from 191 as of December 31, 2010 to 213 as of September 30, 2011. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2011 and beyond as we strive to increase the number of active PFIs.

Table 20 presents our top five PFIs, the outstanding balances as of September 30, 2011 and December 31, 2010 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. The outstanding balances for Bank of America, Bank of the West and Security Savings Bank (non-members that do not have the ability to sell loans to us under the MPF Program) were obtained by those institutions through the acquisition of former PFIs and have declined with the prepayment of loans held in those portfolios. Most of our MPF portfolio growth came from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac. If a PFI was not one of the five PFIs representing the highest MPF loan balance for one of the periods presented, the applicable columns are left blank.

Table 20

	MPF Loan Balance as of 09/30/2011	Percent of Total MPF Loans	MPF Loan Balance as of 12/31/2010	Percent of Total MPF Loans
Mutual of Omaha Bank1	$433,274	9.1%	$448,239	10.5%
Bank of America, NA2	251,931	5.3	302,313	7.1
Farmers Bank & Trust, NA	202,359	4.3	179,351	4.2
Bank of the West3	194,617	4.1	233,171	5.5
West Gate Bank4	134,493	2.9
Security Savings Bank, FSB4			130,216	3.1
TOTAL	$1,216,674	25.7%	$1,293,290	30.4%
__________
1
On June 4, 2010, TierOne Bank (a former top five PFI) was placed into receivership by the FDIC and a portion of TierOne Bank, including the CE obligation for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the FHLBank of Des Moines. Great Western Bank subsequently sold originating representations and warrants, servicing and CE obligations to Mutual of Omaha Bank through a Purchase and Sale Agreement as of November 1, 2010. Mutual of Omaha Bank is an active PFI selling loans under the MPF Program.

2	Formerly La Salle National Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the Federal Home Loan Bank of Chicago.
3
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the Federal Home Loan Bank of San Francisco.

4
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and a portion of Security Savings Bank, FSB, not including the CE obligation or servicing for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Simmons First National Bank, a member of the Federal Home Loan Bank of Dallas. The servicing and CE obligations were subsequently purchased from the FDIC by West Gate Bank, Lincoln, NE. On August 26, 2011, we entered into a settlement agreement with the FDIC to satisfy the originating representations and warranties.

Two indications of credit quality are credit scores provided by Fair Isaac Corporation (FICO®) and LTV. FICO is a widely used credit industry model to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, higher LTV means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2011 was 748 FICO and 72.1 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

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

Short-term investments used for liquidity purposes consisted primarily of deposits in banks, overnight Federal funds, certificates of deposit, bank notes and commercial paper. Short-term investments, which include longer-term investments that can have remaining maturities of up to one year, were $4.8 billion and $6.1 billion as of September 30, 2011 and December 31, 2010, respectively. This decrease in short-term investments is primarily attributable to a reduction in our leverage ratio combined with a decrease in capital stock associated with the pay down in advances. In response to the ongoing sovereign debt crisis in Europe and the continuing deterioration in the credit profile of many European financial institutions, we initiated a realignment of our unsecured money market investment portfolio during the latter part of September 2011 to reduce our exposure to European counterparties and improve the overall credit profile of this portfolio. This portfolio realignment resulted in an increase in the cash balance of our Federal Reserve account. We anticipate reducing and maintaining a lower cash balance over the next three months. To enhance our liquidity position, we classify our short-term investment securities as Trading, which allows us to sell these securities if necessary.

Our long-term investment portfolio, consisting of Agency debentures, debentures guaranteed by the FDIC or the NCUA (collectively, U.S. guaranteed debentures), MBS/ABS, and taxable state or local housing finance agency securities, was $7.5 billion and $8.7 billion as of September 30, 2011 and December 31, 2010, respectively. This decrease in the long-term investment portfolio can be primarily attributed to MBS prepayments but was also reduced by maturities in Agency debentures and pay downs on housing finance agency securities. The Agency debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. Most of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped Agency debentures are classified as trading securities. The U.S. guaranteed debentures were added as management sought out investments that possessed maturities beyond those available in unsecured money market investments. This extension in maturities was intended to guard against the potential collapse in short-term investment yields that management believed could have occurred had the Federal Reserve decreased the interest rate paid on excess reserves. All of the U.S. guaranteed debentures mature no later than December 2012 and were classified as Trading to enhance our liquidity position.

Currently, pay downs in our MBS/CMO portfolios cannot be reinvested in new MBS/CMOs because of regulatory limitations. On March 24, 2008, the Finance Board issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities” (Resolution). This Resolution waived the restrictions defined in 12 C.F.R. 1267.3 that limit an FHLBank’s amortized cost of mortgage securities to 300 percent of its regulatory capital and restrict quarterly increases in holdings of mortgage securities to no more than 50 percent of capital so that an FHLBank could temporarily invest in Agency mortgage securities up to an additional 300 percent of its capital, subject to specified conditions. Since the introduction of the Resolution, we submitted two requests to the Finance Agency to increase our MBS/CMO holdings. In April 2008, we requested an increase in the portfolio up to 400 percent of capital through the purchase of variable rate Agency MBS/CMOs. In December 2009, we requested an increase in our portfolio up to 500 percent of capital, again through the purchase of variable rate Agency MBS/CMOs. The temporary authority to expand our MBS/CMO portfolio ended on March 31, 2010, and we will not be allowed to make further purchases of MBS/CMOs until our current portfolio declines below 300 percent of capital. As of September 30, 2011, the amortized cost of our MBS/CMO portfolio represented 327 percent of our regulatory capital.

Our Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage our leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of September 30, 2011, we held $370.8 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS were subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option adjusted spreads (OAS) of these instruments during 2007 and 2008, followed by a tightening of the OAS of these instruments during 2009, 2010 and into 2011.

Our participation in the market for taxable state housing finance agency (HFA) securities remains low and focused on HFAs within our district. We maintain our level of participation in standby bond purchase agreements (SBPA) for HFAs in our district, but are not adding new SBPAs for in-district HFAs because of internal policy limitations. State or local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state or local HFA securities in the primary market, we not only receive competitive returns but also provide necessary liquidity to traditionally underserved segments of the housing market. We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. Currently, our standby bond purchase commitments expire no later than 2014, though all are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.5 billion as of September 30, 2011 and $1.6 billion as of December 31, 2010. We were not required to purchase any bonds under these agreements during the three- or nine-month periods ended September 30, 2011 or 2010. We plan to continue support of the state HFAs in our district by continuing to renew or execute new SBPAs where appropriate and when allowed by our internal policy.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. Certain investments are classified as trading securities and are carried at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. If fixed rate securities are hedged with interest rate swaps, the securities are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset-liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are also classified as trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying values of our investments as of September 30, 2011 and December 31, 2010 are summarized by security type in Table 21 (in thousands).

Table 21

	09/30/2011	12/31/2010
Trading securities:
Commercial paper	$1,969,549	$2,349,565
Certificates of deposit	1,544,954	1,755,013
U.S. guaranteed debentures	738,767	0
U.S. Treasury notes	0	282,996
GSE debentures	1,569,610	1,505,723
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,413	1,534
GSE residential MBS	368,556	440,108
Total trading securities	6,192,849	6,334,939

Held-to-maturity securities:
State and local housing agency obligations	87,294	99,012
Mortgage-backed or asset-backed securities (ABS):
Other U.S. obligation residential MBS	19,449	23,048
GSE residential MBS	4,398,891	5,374,220
Private-label residential MBS	861,960	1,217,904
Private-label commercial MBS	39,880	40,022
Manufactured housing loan ABS	0	88
Home equity loan ABS	1,495	1,684
Total held-to-maturity securities	5,408,969	6,755,978
Total securities	11,601,818	13,090,917

Interest-bearing deposits	106	24

Federal funds sold	700,000	1,755,000

TOTAL INVESTMENTS	$12,301,924	$14,845,941

The contractual maturities of our investments as of September 30, 2011 are summarized by security type in Table 22 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 22

	09/30/2011
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$1,969,549	$0	$0	$0	$1,969,549
Certificates of deposit	1,544,954	0	0	0	1,544,954
Guaranteed debentures	533,715	205,052	0	0	738,767
GSE debentures	101,602	1,218,621	249,387	0	1,569,610
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	0	0	1,413	1,413
GSE residential MBS	0	0	0	368,556	368,556
Total trading securities	4,149,820	1,423,673	249,387	369,969	6,192,849
Yield on trading securities	0.57%	3.84%	5.37%	2.39%

Held-to-maturity securities:
State and local housing agency obligations	0	0	5,450	81,844	87,294
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	0	338	0	19,111	19,449
GSE residential MBS	0	0	39,074	4,359,817	4,398,891
Private-label residential MBS	0	0	137,211	724,749	861,960
Private-label commercial MBS	0	0	0	39,880	39,880
Home equity loans ABS	0	0	0	1,495	1,495
Total held-to-maturity securities	0	338	181,735	5,226,896	5,408,969
Yield on held-to-maturity securities	-%	6.99%	4.33%	2.83%

Total securities	4,149,820	1,424,011	431,122	5,596,865	11,601,818
Yield on total securities	0.57%	3.84%	4.88%	2.80%

Interest-bearing deposits	106	0	0	0	106

Federal funds sold	700,000	0	0	0	700,000

TOTAL INVESTMENTS	$4,849,926	$1,424,011	$431,122	$5,596,865	$12,301,924

Securities Ratings – Our portfolio of investments is limited to securities that are highly-rated at the time of acquisition. We monitor credit ratings of our investment portfolio throughout the lives of the securities. Although individual Agency MBS and debentures are not rated, we classify all Agency MBS and debentures based on NRSRO rating action relative to the issuers of the applicable securities. Table 23 presents the carrying value of our investments by rating as of September 30, 2011 (in thousands):

Table 23

Investment Ratings 09/30/2011 Carrying Value1
	Long-term Rating2								Short-term Rating2	Total
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$106	$106

Federal funds sold3	0	0	0	0	0	0	0	0	700,000	700,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper3	0	0	0	0	0	0	0	0	1,969,549	1,969,549
Certificates of deposit3	0	0	0	0	0	0	0	0	1,544,954	1,544,954
U.S. guaranteed debentures	0	738,767	0	0	0	0	0	0	0	738,767
GSE debentures	0	1,569,610	0	0	0	0	0	0	0	1,569,610
State or local housing agency obligations	28,814	37,040	0	21,440	0	0	0	0	0	87,294
Total non-mortgage-backed securities	28,814	2,345,417	0	21,440	0	0	0	0	3,514,503	5,910,174
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	0	20,862	0	0	0	0	0	0	0	20,862
GSE residential MBS	0	4,767,447	0	0	0	0	0	0	0	4,767,447
Private label residential MBS	205,457	63,254	127,850	176,963	53,428	161,594	42,260	31,154	0	861,960
Private label commercial MBS	39,880	0	0	0	0	0	0	0	0	39,880
Home equity loan ABS	0	0	0	0	0	598	362	535	0	1,495
Total mortgage-backed securities	245,337	4,851,563	127,850	176,963	53,428	162,192	42,622	31,689	0	5,691,644

TOTAL INVESTMENTS	$274,151	$7,196,980	$127,850	198,403	$53,428	$162,192	$42,622	$31,689	$4,214,609	$12,301,924
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $23.2 million as of September 30, 2011.
2	Represents the lowest ratings available for each security based on Nationally-Recognized Statistical Rating Organizations (NRSRO).
3	Amounts represent unsecured credit exposure with original maturities ranging from overnight to 96 days.

Table 24 presents the carrying value of our investments by rating as of December 31, 2010 (in thousands):

Table 24

Investment Ratings 12/31/2010 Carrying Value1
	Long-term Rating2								Short-term Rating2		Total
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/ F1	A-2/ P-2/ F23
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$24	$0	$24

Federal funds sold4	0	0	0	0	0	0	0	0	1,555,000	200,000	1,755,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper4	0	0	0	0	0	0	0	0	2,349,565	0	2,349,565
Certificates of deposit,4	0	0	0	0	0	0	0	0	1,755,013	0	1,755,013
US Treasury notes	282,996	0	0	0	0	0	0	0	0	0	282,996
GSE debentures	1,505,723	0	0	0	0	0	0	0	0	0	1,505,723
State or local housing agency obligations	38,977	36,275	23,760	0	0	0	0	0	0	0	99,012
Total non mortgage-backed securities	1,827,696	36,275	23,760	0	0	0	0	0	4,104,578	0	5,992,309
Mortgage-backed securities or asset-backed securities:
Other U.S. obligations residential MBS	24,582	0	0	0	0	0	0	0	0	0	24,582
GSE residential MBS	5,814,328	0	0	0	0	0	0	0	0	0	5,814,328
Private label residential MBS	607,458	126,060	98,181	42,023	60,124	211,032	45,419	27,607	0	0	1,217,904
Private label commercial MBS	40,022	0	0	0	0	0	0	0	0	0	40,022
Manufactured housing loan ABS	88	0	0	0	0	0	0	0	0	0	88
Home equity loan ABS	0	0	0	0	571	0	411	702	0	0	1,684
Total mortgage-backed securities	6,486,478	126,060	98,181	42,023	60,695	211,032	45,830	28,309	0	0	7,098,608

TOTAL INVESTMENTS	$8,314,174	$162,335	$121,941	$42,023	$60,695	$211,032	$45,830	$28,309	$5,659,602	$200,000	$14,845,941
__________
1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $35.0 million at December 31, 2010.
2	Represents the lowest ratings available for each security based on NRSROs.
3	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
4	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 97 days.

Table 25 presents the carrying value and fair values of our investments by the lowest rated NRSRO credit rating as of September 30, 2011 and October 31, 2011 for securities that have been downgraded during that period (in thousands).

Table 25

Investment Ratings		Downgrades – Balances Based on Values as of 09/30/20111
As of 09/30/2011	As of 10/31/2011	Private-label Residential MBS
From	To	Carrying Value	Fair Value
Triple-A	Single-A	$28	$25
Triple-A	Double-B	2,058	2,057
Single-A	Triple-B	2,614	2,233
Single-B	Triple-C	18,376	19,034
Double-C	Single-C	5,765	5,937
TOTAL		$28,841	$29,286
 __________
1	Investments that matured subsequent to September 30, 2011 and on or before October 31, 2011 are excluded from this table.

Table 26 presents the carrying value and fair value by NRSRO credit rating (as of October 31, 2011) of our investment portfolio for non-Agency securities on negative watch with the lowest rated NRSRO as of October 31, 2011 (in thousands):

Table 26

On Negative Watch – Balances Based on Values at 09/30/20111
Investment Ratings	Non-Mortgage-backed Investments
	Carrying Value	Fair Value
Short-term ratings:
A-1 or higher/P-1/F1	$80,005	$80,005
 __________
1	Investments that matured subsequent to September 30, 2011 and on or before October 31, 2011 are excluded from this table.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private-label MBS or ABS investment since June 2006, and on March 24, 2011, our Board of Directors approved management’s recommendation to remove our authority to purchase these types of investments from our RMP. All of our prior acquisitions of private-label MBS/ABS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. Only private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition were purchased. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 27 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral as of September 30, 2011 and December 31, 2010 (in thousands):

Table 27

	09/30/2011			12/31/2010
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$383,946	$181,891	$565,837	$638,979	$211,745	$850,724
Alt-A	192,524	134,042	326,566	235,658	155,759	391,417
Total private-label residential MBS	576,470	315,933	892,403	874,637	367,504	1,242,141

Private-label commercial MBS:
Prime	39,865	0	39,865	39,940	0	39,940

Manufactured housing loan ABS:
Prime	0	0	0	0	88	88

Home equity loan ABS:
Subprime	0	4,486	4,486	0	4,924	4,924
TOTAL	$616,335	$320,419	$936,754	$914,577	$372,516	$1,287,093
__________
1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. Beginning in the second quarter of 2009, the pace of this decline slowed appreciably and the fair value of many of our prime, early vintage private-label MBS/ABS has actually improved from year-end 2008. Fair values continued to improve, although only slightly through the first nine months of 2011. The declines in fair values were particularly evident across the market for private-label MBS/ABS securitized in 2006 and 2007 due to less stringent underwriting standards used by mortgage originators during those years. Over 95 percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS/ABS, earlier vintages have not been immune to the declines in fair value. Tables 28 through 30 present statistical information for our private-label MBS/ABS by year of securitization and collateral type as of September 30, 2011 (dollar amounts in thousands):

Table 28

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization – Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$164,170	$0	$2,058	$162,112
Double-A	48,957	0	0	48,957
Single-A	68,554	0	0	68,554
Triple-B	104,392	0	25,104	79,288
Below investment grade:
Double-B	41,905	0	29,914	11,991
Single-B	111,326	22,671	84,101	4,554
Triple-C	13,584	10,826	2,758	0
Double-C	12,949	6,757	6,192	0
TOTAL	$565,837	$40,254	$150,127	$375,456

Amortized cost	$563,642	$39,970	$148,920	$374,752
Gross unrealized losses	(33,812)	(895)	(2,504)	(30,413)
Fair value	533,334	39,075	146,784	347,475

OTTI:
Credit-related OTTI charge taken year-to-date	$687	$0	$547	$140
Non-credit-related OTTI charge taken year-to-date	2,938	0	756	2,182
TOTAL	$3,625	$0	$1,303	$2,322

Weighted average percentage of fair value to UPB	94.3%	97.1%	97.8%	92.5%
Original weighted average credit support1	3.2	3.0	3.0	3.3
Weighted average credit support1	7.7	4.4	5.3	9.0
Weighted average collateral delinquency2	6.2	8.2	7.2	5.5

Private-label commercial MBS:
UPB by credit rating:
Triple-A	$39,865	$0	$0	$39,865

Amortized cost	$39,880	$0	$0	$39,880
Gross unrealized losses	0	0	0	0
Fair value	40,625	0	0	40,625

Weighted average percentage of fair value to UPB	101.9%	-%	-%	101.9%
Original weighted average credit support1	21.5	-	-	21.5
Weighted average credit support1	27.2	-	-	27.2
Weighted average collateral delinquency2	3.5	-	-	3.5
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 29

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$41,656	$0	$41,656
Double-A	14,427	0	14,427
Single-A	59,385	2,399	56,986
Triple-B	74,865	0	74,865
Below investment grade:
Double-B	11,898	0	11,898
Single-B	55,816	30,609	25,207
Triple-C	32,649	26,703	5,946
Double-C	35,870	35,870	0
TOTAL	$326,566	$95,581	$230,985

Amortized cost	$319,683	$89,227	$230,456
Gross unrealized losses	(33,398)	(18,512)	(14,886)
Fair value	288,830	70,715	218,115

OTTI:
Credit-related OTTI charge taken year-to-date	$3,517	$3,266	$251
Non-credit-related OTTI charge taken year-to-date	2,932	(680)	3,612
TOTAL	$6,449	$2,586	$3,863

Weighted average percentage of fair value to UPB	88.4%	74.0%	94.4%
Original weighted average credit support1	4.8	5.5	4.6
Weighted average credit support1	10.9	7.1	12.4
Weighted average collateral delinquency2	10.4	13.3	9.2
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 30

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization – Subprime
Total1
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Single-B	$1,386
Triple-C	665
Double-C	2,435
TOTAL	$4,486

Amortized cost	$1,851
Gross unrealized losses	(100)
Fair value	2,199

OTTI:
Credit-related OTTI charge taken year-to-date	$273
Non-credit-related OTTI charge taken year-to-date	(273)
TOTAL	$0

Weighted average percentage of fair value to UPB	49.0%
Original weighted average credit support2	35.1
Weighted average credit support2	2.3
Weighted average collateral delinquency3	28.4
__________
1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

All of our private-label MBS/ABS securities were limited by our RMP at the time of acquisition to securities where the geographic concentration of loans collateralizing the security was such that no single state represented more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, we continue to monitor concentration of the underlying collateral for our private-label MBS/ABS portfolio for risk management purposes. Geographic concentration of collateral securing private-label MBS/ABS is provided in the annual report on Form 10-K. There were no material changes in these concentrations during the period ended September 30, 2011.

As of September 30, 2011, we held private-label ABS covered by monoline insurance companies, which provide credit support for these securities. Other types of credit support for private-label ABS include subordinate tranches and over-collateralization, if any, in a security structure that can absorb losses before the holders of the security incur losses. Table 31 presents coverage amounts and unrealized losses as of September 30, 2011 (in thousands) on the private-label ABS covered by monoline bond insurers on which we are placing reliance:

Table 31

	MBIA Insurance Corp.
Year of Securitization	Insurance Coverage	Gross Unrealized Losses
Home equity loan ABS:
2004 and prior	$1,386	$0

Table 32 presents the NRSRO credit ratings as of September 30, 2011 for all monoline insurance companies that provide credit support for our home equity loan ABS (in thousands):

Table 32

	Moody’s Credit Rating	S&P Credit Rating	Fitch Credit Rating
MBIA Insurance Corp.	B	B	NR1
Financial Guaranty Insurance Company	NR1	NR1	NR1
__________
1	Not rated.

As of September 30, 2011, the amortized cost of private-label securities with unrealized losses was $536.7 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrealized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position.) Table 33 presents characteristics of our private-label MBS/ABS in a gross unrealized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 33

	09/30/2011					10/31/2011 MBS Ratings Based on 09/30/2011 UPB2,3
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$349,234	$348,206	$33,812	7.2%	9.2%	8.5%	45.6%	45.9%	0.0%

Alt-A:
Alt-A other	179,114	176,718	30,350	10.9	2.3	2.3	41.7	56.0	0.0
Alt-A option arm	15,480	11,242	3,048	34.5	0.0	0.0	0.0	100.0	0.0
Total Alt-A	194,594	187,960	33,398	12.8	2.1	2.1	38.4	59.5	0.0

Home equity loan ABS:
Subprime	665	552	100	27.1	0.0	0.0	0.0	100.0	0.0

TOTAL	$544,493	$536,718	$67,310	9.2%	6.7%	6.2%	42.9%	50.9%	0.0%
__________
1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy as of September 30, 2011. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of September 30, 2011.

2	Represents the lowest ratings available for each security based on NRSROs.
3	Excludes investments held as of September 30, 2011 that have been paid down in full as of October 31, 2011.

Other-than-temporary Impairment – As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value of our private-label MBS/ABS during the last nine months of 2009, all of 2010 and the first nine months of 2011, the fair values of the majority of the private-label MBS/ABS in our held-to-maturity portfolio remain below amortized cost as of September 30, 2011. However, based upon the OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 26 private-label MBS/ABS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 177 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS/ABS that have declined in value.

See Note 3 of the Notes to Financial Statements under Item 1 for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of our private-label residential MBS and home equity loan ABS. Certain private-label MBS/ABS backed by multi-family and commercial real estate loans, home equity lines of credit, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee. We analyzed these private-label MBS/ABS for OTTI using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 8.0 percent of our total private-label MBS/ABS.

We perform OTTI analysis on 100 percent of our private-label residential MBS/ABS portfolio, excluding private-label commercial MBS. To the extent underlying collateral data is available in the loan information data source for our private-label MBS/ABS, we perform OTTI cash flow analysis using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS/ABS where underlying collateral data was not available, we used other methods to assess these securities for OTTI. The risk models and loan information data sources used in 2011 were the same as in 2010.

Tables 34 and 35 present a summary of the significant inputs used to evaluate all non-Agency MBS/ABS for OTTI for the quarter ended September 30, 2011 as well as related current credit enhancement. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS in each category shown. The classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP, which may not necessarily be the same as the classification at the time of origination.

Table 34

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2006	9.1%	7.7 - 10.1%	12.5%	7.9 - 24.7%	38.0%	32.1 - 44.5%	4.4%	3.5 - 4.9%
2005	9.3	6.6 - 14.0	13.5	4.1 - 21.2	34.9	28.5 - 40.9	5.3	2.3 - 12.3
2004 and prior	16.4	4.9 - 40.9	7.3	0.0 - 30.7	29.6	0.0 - 97.9	8.8	2.3 - 51.7
Total prime	14.0	4.9 - 40.9	9.3	0.0 - 30.7	31.6	0.0 - 97.9	7.6	2.3 - 51.7

Alt-A:
2005	8.8	4.8 - 10.7	23.4	14.7 - 59.6	42.0	32.3 - 47.5	7.1	2.4 - 28.3
2004 and prior	10.9	6.4 - 15.6	11.5	0.0 - 41.0	34.7	0.0 - 48.8	12.4	4.6 - 66.0
Total Alt-A	10.3	4.8 - 15.6	15.0	0.0 - 59.6	36.8	0.0 - 48.8	10.9	2.4 - 66.0

TOTAL	12.6%	4.8 - 40.9%	11.4%	0.0 - 59.6%	33.6%	0.0 - 97.9%	8.8%	2.3 - 66.0%

Table 35

Home Equity Loan ABS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	4.4%	1.2 - 7.0%	6.4%	5.0 - 7.2%	102.4%	85.9 - 126.8%	2.3%	0.0 - 16.3%

The FHLBank also evaluates other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the quarter ended September 30, 2011, we did not identify any non-MBS/ABS securities as having impairment.

The 26 private-label MBS/ABS upon which we have recognized OTTI include 5 securities that were identified as other-than-temporarily impaired in 2008, 3 securities that were first identified as other-than-temporarily impaired in 2009, 2 securities that were first identified as other-than-temporarily impaired in 2010 and 16 securities that were initially identified in the first nine months of 2011. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations. See Note 3 of the Notes to the Financial Statements under Item 1 for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines are projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period beginning July 1, 2011. Thereafter, home prices are projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent the third year, 1.3 percent to 3.4 percent the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year. (See Note 3 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI.) Table 36 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended September 30, 2011 using base-case housing price index assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 36

Housing Price Scenarios As of 09/30/2011
Security Type	Base Case1			Results Under Hypothetical Stress Test Scenario2
	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Private-label RMBS:
Prime	3	$17,142	$140	9	$59,619	$1,118
Alt-A	8	80,185	1,685	11	102,692	3,018
Total private-label RMBS	11	97,327	1,825	20	162,311	4,136

Home equity loan ABS:
Subprime	1	1,386	198	1	1,386	232
Total	12	$98,713	$2,023	21	$163,697	$4,368
__________
1
Represents OTTI credit losses for the quarter ended September 30, 2011 that were recognized on 12 of our 26 OTTI securities. No additional OTTI credit losses were recognized on the other 14 OTTI securities.

2	Represents OTTI credit losses that would have been recognized for the quarter ended September 30, 2011 and includes OTTI credit losses on 16 of our 26 OTTI securities.

Deposits: We offer deposit programs for the benefit of our members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and the majority of the deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the low interest rate environment, management has established a floor of 5 bps on demand deposits and 15 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, our deposit pricing as compared to other short-term market rates and members’ desire to pledge overnight deposits as collateral. The majority of the increase in deposit balances during the first nine months of 2011 (see Table 15) can be attributed to several institutions with significant increases in their overnight deposit accounts related to the pledging of these deposits to us as collateral for credit obligations. Overall deposits could decline during the fourth quarter of 2011 if demand for loans at member institutions increase, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of our ready access to the capital markets through consolidated obligations, however, we expect to be able to replace any reduction in deposits with similarly priced or lower cost borrowings.

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted under “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management” under Item 3, we use debt with a variety of maturities and option characteristics to manage interest rate risk profile. We make extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets or assets swapped to synthetically create variable rate assets, we typically either issue a bond that has a variable rate matching the asset index or swap a fixed rate, variable rate or a complex bond to match that index. Additionally, we sometimes use fixed rate, variable rate or complex bonds that are swapped to LIBOR to fund short-term advances and money market investments. Discount notes are primarily used to fund shorter-term advances and investments (maturities and/or index resets of twelve months or less) and are the primary funding instrument used to manage our leverage within the target range.

While total consolidated obligations decreased from December 31, 2010 to September 30, 2011, the composition between discount notes and bonds also changed over the period. Discount notes as a percentage of total consolidated obligations decreased from 38.9 percent as of the end of 2010 to 36.1 percent as of the end of the third quarter of 2011. This compositional decrease in discount notes was primarily a function of the decline in total assets, specifically short-term advances during the period. Bonds as a percentage of total consolidated obligations increased from 61.1 percent as of the end of 2010 to 63.9 percent as of the end of the third quarter of 2011 primarily reflecting the growth in our unswapped callable bond portfolio mainly used to fund our fixed-rate mortgage loan portfolio.

During the first nine months of 2011, the spread between one-month LIBOR to the overnight Federal funds target rate declined while the spread between three-month LIBOR to the overnight Federal funds target rate increased. At the end of the third quarter of 2011, the spread for three-month LIBOR to the Federal funds target rate increased to positive 12.4 bps from a positive 5.3 bps at December 31, 2010 and the one-month LIBOR spread declined to a negative 1.1 bps at September 30, 2011 from a positive 1.1 bps at December 31, 2010. The LIBOR/Federal funds target rate spread is of significance because we have occasionally used bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of our short-term fixed rate advance, short-term money market investment and variable rate MBS portfolios. For additional information on changes in LIBOR rates, see Item 2 – “Financial Market Trends.” However, because of concerns of risk contagion surrounding the European sovereign debt crisis and its possible impact on LIBOR rates, we currently intend to minimize our LIBOR basis risk and in general maintain balances of liabilities that are indexed or swapped to LIBOR proportionate to our assets that are indexed or swapped to LIBOR.

We continued to issue unswapped callable debt in the liability portfolios funding fixed rate assets with prepayment characteristics and some fixed rate advances to help manage the optionality contained in these assets. During the first nine months of 2011, $3.1 billion of unswapped callable consolidated obligation bonds were called and $3.3 billion of unswapped callable consolidated obligation bonds were issued. Of this total, $2.3 billion was called and $2.0 billion was issued in the third quarter of 2011 as a result of the significant decline in longer-term market interest rates during this time. In order to increase the optionality in our funding and better match the options in our assets, we primarily utilize callable debt with relatively short lockout periods (three months to one year). Refinancing unswapped callable bonds has an impact on portfolio spreads by reducing funding costs due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 6 through 9 under Item 2 – “Financial Review – Results of Operations” for further information. While most of the issuances of unswapped callable debt in the first nine months of 2011 were used to refinance debt that was called, they were also used to fund growth in our mortgage loan portfolio and to fund a certain portion of fixed rate advances. The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during the first nine months of 2011 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which helps protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For a further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

While we have had relatively stable access to funding markets for the first nine months of 2011, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations which will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

Derivatives: All derivatives are marked to fair value, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the LIBOR/Swap interest rate curve fluctuates. Other factors such as market participant expectations, implied volatility and the shape of the curve can also drive the market price for derivatives.

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

For additional information regarding the types of derivative instruments and risks hedged, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” specifically Tables 44 and 45, which quantify the notional and fair value amounts as September 30, 2011 and December 31, 2010.

Liquidity and Capital Resources
Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. We need liquidity to repay maturing consolidated obligations and other borrowings, to meet other financial obligations, to meet advance needs of our members, to make payments of dividends to our members and to repurchase excess capital stock at our discretion, whether upon the submission of a redemption request by a member or at our own initiative (mandatory stock repurchases).

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income and proceeds from repurchase agreements or the sale of unencumbered assets. Uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments and contingent funding or purchase obligations including letters of credit and standby bond purchase agreements.

Total cash and short-term investments, including commercial paper, certificates of deposit, bank notes and overnight Federal funds sold, were mostly unchanged from $5.9 billion as of December 31, 2010 to $6.0 billion as of September 30, 2011. Total cash and short-term investments remained relatively stable in spite of deleveraging primarily as a result of fairly significant pay downs in advances where a portion of the supporting capital was redeemed and from prepayments in our Agency variable rate CMO investment portfolio. The maturities of short-term investments are structured to provide periodic cash flows to support ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper, marketable certificates of deposit and bank notes) and certain long-term investment securities (i.e., U.S. Government guaranteed debentures) are also classified as “Trading” for accounting purposes so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage) and our RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), we manage assets, liabilities and capital in such a way as to maintain our total regulatory capital ratio in a target range of 5.0 percent (20:1 asset to capital leverage) to 4.55 percent (22:1 asset to capital leverage). We increased the upper end of our target range of our total regulatory capital ratio to 5.0 percent (20:1 asset to capital leverage) from 4.76 percent (21:1 asset to capital leverage) this quarter to reduce our unsecured short-term money market investment portfolio. We plan to continue operating in this target range and manage our excess stock position so that we can reduce the absolute size of our money market investment portfolio. As a result of managing leverage within this target range, we have the capacity, should the need arise, to borrow an amount approximately equal to three to five times our current capital position before we reach any leverage limitation as a result of the minimum regulatory or RMP capital requirements. Our operating capital ratio target helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock at our discretion either: (1) mandatorily to adjust our balance sheet size; or (2) upon the submission of a redemption request by a member. While we target a specific range for our asset to capital leverage ratio, our actual performance relative to that target may vary in response to market conditions and/or investment opportunities.

We are subject to five metrics for measuring liquidity, and we have remained in compliance with each of these liquidity requirements throughout the first nine months of 2011. In order to ensure a sufficient liquidity cushion, we are required to maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding increased to 97 days as of September 30, 2011 from 85 days as of December 31, 2010. The weighted average original maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) and non-earning cash left in our Federal Reserve account decreased to 42 days as of September 30, 2011 from 52 days as of December 31, 2010. The mismatch of discount notes and our money market investment portfolio increased from 33 days on December 31, 2010 to 55 days on September 30, 2011. We sometimes leave cash in our non-earning Federal Reserve account at the end of the day if the money cannot be sold in the overnight Federal funds market to approved counterparties at an adequate return. However, the average and ending balances in this account were higher than typical this quarter as we held cash from maturing investments until the underlying liabilities matured in order to reduce our level of unsecured credit risk especially to European counterparties.

As a precautionary measure against potential capital market disruptions resulting from Congressional debt ceiling negotiations and the potential downgrade of U.S. sovereign debt, during July, management increased this mismatch by increasing the weighted average original days to maturity of discount notes outstanding and decreasing the weighted average original maturity of our money market investment portfolio and non-earning cash left in our Federal Reserve account. Later in the third quarter of 2011, management further restricted approved counterparties for unsecured investments by minimizing the amount of unsecured investments in European counterparties and all counterparties with a single-A credit rating or below. This realignment resulted in a significant short term increase in our cash balance as we left $1.8 billion in our Federal Reserve account on September 30, 2011 compared to $0.2 million on December 31, 2010. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds, which could negatively impact earnings.

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

Capital: We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and our capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. As of September 30, 2011, we were in compliance with all three capital requirements (see Note 12 in the Notes to Financial Statements under Item 1).

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase requirement. As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. The amount of excess stock held by members was relatively unchanged from December 31, 2010 to September 30, 2011 in spite of the fact that we pay our quarterly dividends in the form of Class B Common Stock. This is attributable to capital management practices initiated and a common practice by some of our members to request redemptions of excess stock and our subsequent repurchase.

JCE Agreement – Effective February 28, 2011, we, along with the other 11 FHLBanks, entered into a JCE Agreement intended to enhance the capital position of each FHLBank. On August 5, 2011, the FHLBanks also amended the JCE Agreement to reflect differences between the original agreement and capital plan amendments.

The intent of the JCE Agreement is to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate RRE Account at that FHLBank. Each FHLBank was required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury resulted in full satisfaction of the FHLBanks’ REFCORP obligation.

Thus, in accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20 percent of its net income to a RRE Account and will do so until the balance of the account equals at least 1 percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. However, we recorded a net loss for the quarter ended September 30, 2011; therefore, no allocation has been made to date.

For additional information regarding the JCE Agreement, see Note 12 of the Notes to the Financial Statements included under Item 1 – “Financial Statements.”

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

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend. We also expect that the differential between the two classes of stock for the remainder of 2011 will remain close to the differential for the first nine months of 2011, subject to suitable investment opportunities and sufficient earnings to meet retained earnings targets.

We expect to continue paying dividends primarily in the form of capital stock (cash dividends are paid for partial shares and for all dividends to former members) for the remainder of 2011, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Excess stock was 0.96 percent of total assets at September 30, 2011. If we were to change our prior practice and pay dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Risk Management
Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in our ability to meet our housing finance mission, serve our members, earn a profit, compete in our market and prosper over the long term. Active risk management continues to be an essential part of operations and a key determinant of our ability to maintain earnings in order to meet retained earnings thresholds and return a reasonable dividend to our members. We maintain a comprehensive enterprise risk management (ERM) process to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, Finance Agency examiners, independent accountants and external consultants subject our practices to additional scrutiny, further strengthening the process.

We maintain an enterprise-wide risk management program in an effort to facilitate the identification of all significant risks to the FHLBank and institute the prompt and effective management of any major risk exposures, including any new or emerging risks. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. ERM is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. Our ERM program is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the First Loss Account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. See Item 1 – “Business – Mortgage Loans” in the annual report on Form 10-K for additional discussion on the FLA, PMI and SMI. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because the FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, trends that could identify risks with our mortgage loan portfolio are reviewed, including borrower payment history, low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that we hold no mortgage loans that would be considered subprime at origination. Table 37 presents the unpaid principal balance and maximum coverage outstanding with third-party PMI for seriously delinquent loans as of September 30, 2011 (in thousands):

Table 37

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Mortgage Guaranty Insurance Co.	Single-B	$2,420	$669
United Guaranty Residential Insurance Co.	Triple-B	1,019	196
Radian Guaranty, Inc.	Single-B	590	183
Genworth Mortgage Insurance Corp.	Double-B	660	174
CMG Mortgage Insurance Co.	Triple-B	537	139
All others4		18,798	160
TOTAL		$24,024	$1,521
__________
1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of October 31, 2011.
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

4	Includes seriously delinquent mortgage loans without third-party PMI.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio primarily represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on at least a quarterly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by Agencies, CMOs securitized by Agencies, private-label MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 23), but all of the downgraded securities have been and are currently paying according to contractual agreements. As of September 30, 2011, approximately 83 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities classified as being backed by subprime mortgage loans are private-label home equity ABS. We have potential credit risk exposure to ABS that are insured by two of the monoline bond insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. At the time the securities were purchased, the insurer was required to be rated no lower than double-A. We monitor the credit ratings daily and capital adequacy, financial performance, and relevant market indicators quarterly for all primary mortgage insurers and secondary mortgage insurers. For master servicers to which we have potential credit risk exposure, ratings are monitored monthly and capital adequacy and financial performance are analyzed annually. See Table 31 under this Item 2 – “Financial Condition – Investments” for coverage amounts and unrecognized losses on private-label ABS covered by monoline bond insurance companies on which we are placing reliance. Other long-term investments include unsecured triple-A rated GSE securities, U.S. guaranteed debentures (by FDIC or NCUA) and collateralized state and local housing finance agency securities.

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

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on the derivatives, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. Derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of September 30, 2011 is indicated in Table 38 (in thousands):

Table 38

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Triple-A	$36,000	$1,141	$0	$1,141
Double-A	9,559,623	19,774	0	19,774
Single-A	16,330,618	5,750	0	5,750
Subtotal	25,926,241	26,665	0	26,665
Member Institutions1	244,011	2,369	2,369	0
TOTAL	$26,170,252	$29,034	$2,369	$26,665

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

Table 40 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the lowest rating published by Moody’s or S&P is used) as of September 30, 2011:

Table 40

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
JP Morgan Chase Bank	Double-A	45.1%
Bank of New York Mellon Corp.	Double-A	21.1
Bank of America NA	Single-A	11.6
Deutsche Bank AG	Single-A	9.9
All other counterparties		12.3

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily average liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We have remained in compliance with each of these liquidity requirements throughout the first nine months of 2011.

We generally maintained stable access to the capital markets throughout the first nine months of 2011. Short-term discount note yields declined and LIBOR spreads on most swapped bond structures improved from the end of 2010. Factors in the third quarter of 2011 driving the decline in discount note rates include, but are not limited to: (1) low supply of competing instruments, including U.S. Treasury bills; (2) increased “flight-to-quality” demand in reaction to international geopolitical events, with Europe being the continuing area of focus in the third quarter of 2011; and (3) continued economic weakness in the United States, particularly in employment and housing economic data. An important factor in the extremely low discount note yields is the strong “flight-to-quality” demand from investors avoiding assets that are perceived to be riskier, particularly short-term investments in European financial institutions.

Because the recent debt ceiling agreement only allows for a $400 billion upfront increase in the debt ceiling, we don’t anticipate an immediate significant increase in Supplementary Financing Program (SFP) bills, a competitor to our discount notes. While the resumption of issuance of U.S. Treasuries following the debt ceiling agreement might marginally reduce demand and increase rates for repurchase agreements and rates on other short-term investments including our discount notes, its impact is not expected to be significant. However, part of the Federal Reserve Bank’s “Operation Twist,” announced at its September 20, 2011 meeting, involves selling a significant amount of U.S. Treasury instruments with shorter remaining terms to maturity. The increase in supply of short-term investment alternatives and collateral available for repurchase agreements might result in higher yields for discount notes. For additional discussion of the overall financial market environment affecting liquidity, see this Item 2 – “Financial Market Trends.”

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were classified as net derivative liabilities as of September 30, 2011 was $487.3 million, for which we posted collateral with a fair value of $374.2 million in the normal course of business. On August 8, 2011, S&P lowered the long-term issuer credit ratings and related issue ratings on 10 of the 12 FHLBanks and the senior unsecured debt issues of the FHLBanks to AA+ from AAA (the Federal Home Loan Banks of Chicago and Seattle were already rated AA+ prior to the U.S. sovereign downgrade). If our credit rating had been lowered one level (e.g., from double-A to single-A) prior to or on September 30, 2011, we project that we would have been required to deliver approximately $85.0 million in additional collateral to derivative counterparties. For additional information on credit rating changes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends.” Our liquidity position subsequent to the downgrade continues to be sufficient to satisfy the additional collateral that is required as a result of the downgrade. We also believe that our liquidity position as of September 30, 2011 was sufficient to satisfy the additional collateral that would be required in the event of an additional downgrade from double-A to single-A if the downgrade was effective at that time, and such amounts would not have any material impact to our financial condition or results of operations.

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

The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under another proposed rule, we would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC’s issuance of such requirements). Based on the CFTC’s proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the third quarter of 2012, at the earliest.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships and accompanying documentation with clearing members (which we are currently negotiating) and additional documentation with our swap counterparties.

The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule, the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put our collateral at risk in the event of a default by another customer of our clearing member. To the extent the CFTC’s final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

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

It is also unclear how the final rule will treat the call and put optionality in certain advances to our members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between us and our members will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue. Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products and intermediated derivatives activity, or both, to members if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advance activities or intermediated derivatives activities, or both, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency proposals, we would be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly.
The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until: (1) certain other rules being promulgated under the Dodd-Frank Act take effect; and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We believe we would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the third quarter of 2012, at the earliest.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contained in the existing order until the earlier of: (1) the effective date of the applicable final rules further defining the relevant terms; or (2) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the fourth quarter of 2011 or the first quarter of 2012, but it is not expected that such final regulations will become effective until the first or second quarter of 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

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

Finance Agency Issues Final Rule on Rules of Practice and Procedure. On August 26, 2011, the Finance Agency issued a final rule to implement the Recovery Act amendments to the Safety and Soundness Act and the Bank Act pertaining to the civil enforcement powers of the Finance Agency, and the Rules of Practice and Procedure for enforcement proceedings. The Safety and Soundness Act authorizes the Finance Agency to initiate enforcement proceedings against the Regulated Entities, and entity-affiliated parties, which include directors, officers and employees of the Regulated Entities. The final rule governs the conduct of Finance Agency administrative hearings on the record for enforcement proceedings as provided in the Safety and Soundness Act, including for cease and desist proceedings, proceedings for civil money penalties and removal and suspension proceedings, and also delineates the specific enforcement authority of the Director of the Finance Agency. The final rule became effective on September 26, 2011.

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

Financial Stability Oversight Council (FSOC) Issues Second Notice of Proposed Rulemaking on Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On January 26, 2011, the FSOC published a proposed rule which would implement section 113 of the Dodd-Frank Act, which gives the FSOC the authority to require that a nonbank financial company be supervised by the Board of Governors of the Federal Reserve System (Board of Governors) and be subject to enhanced prudential standards. In response to comments submitted on the first proposed rule, on October 18, 2011, the FSOC issued a second notice of proposed rulemaking and proposed interpretative guidance to provide: (1) additional details regarding the framework that the FSOC intends to use in the process of assessing whether a nonbank financial company could pose a threat to U.S. financial stability; and (2) further opportunity for public comment on the FSOC’s proposed approach. Under the second proposed rule, the FSOC would establish a three-stage process to assist in the determination of whether an entity should be supervised by the Board of Governors. Under the first stage, the FSOC will identify those U.S. nonbank financial companies that have $50 billon or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether the company has $20 billion or more of borrowing outstanding. A company that meets the standards identified in the first stage would proceed to the second stage, where the FSOC would conduct a comprehensive analysis of the potential for the identified nonbank financial companies to pose a threat to U.S. financial stability. Stage three would build on the quantitative and qualitative information provided through the first two stages of the review and the FSOC will determine whether to subject a nonbank financial company to Board of Governors supervision and prudential standards based on the results of the analyses conducted during each stage of the review. Comments on the proposed rulemaking are due by December 19, 2011.

HARP Changes. The Finance Agency, with Fannie Mae and Freddie Mac (the Enterprises), have announced a series of changes to HARP that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include: (1) lowering or eliminating certain risk-based fees; (2) removing the current 125 percent LTV ceiling on fixed rate mortgages that are purchased by the Enterprises; (3) waiving certain representations and warranties (4) eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises; and (5) extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. If HARP Program changes result in a significant number of prepayments on mortgage loans underlying our investments in Agency MBS, such investments will be paid off in advance of our expectations subjecting us to associated reinvestment risk.

Financial Crimes Enforcement Network (FinCEN) Issues Notice of Proposed Rulemaking on Anti-Money Laundering and Suspicious Activity Reporting Requirements for Housing GSEs. On November 8, 2011, FinCEN, a bureau of the Department of the Treasury, issued a proposed rule defining certain Housing GSEs, including the FHLBanks, as financial institutions for the purpose of requiring Housing GSEs to establish anti-money laundering programs and report suspicious activities pursuant to the Bank Secrecy Act (BSA). As amended by the USA PATRIOT Act, the BSA requires financial institutions to establish anti-money laundering programs that include, at a minimum: (1) the development of internal policies, procedures, and controls; (2) the designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test programs. The proposed rule would require that each Housing GSE develop and implement an anti-money laundering program reasonably designed to prevent the Housing GSE from being used to facilitate money laundering or the financing of terrorist activities, and other financial crimes, including mortgage fraud. The proposed rule would also require the Housing GSEs to file suspicious activity reports directly with FinCEN in the event certain suspicious transactions are conducted or attempted by, at, or through a Housing GSE. The Housing GSEs are currently subject to Finance Agency regulations and guidance on the Reporting of Fraudulent Financial Instruments. Should FinCEN issue a final rule imposing anti-money laundering and suspicious activity report requirements on the Housing GSEs, the Finance Agency may amend the regulations and/or guidance to avoid any conflicts or duplicative requirements with FinCEN’s regulations. Comments on the proposed rulemaking are due by January 9, 2012.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. Even though all of our DOE measurements were inside Board of Director established operating ranges as of September 30, 2011, we continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our ongoing evaluation processes for determining acceptable future asset/liability management actions.

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

Table 42 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios for recent quarter-end dates:

Table 42

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2011	-0.5	-2.7	-0.4	1.1	1.5
06/30/2011	1.3	-0.5	-0.3	1.9	-1.5
03/31/2011	1.8	0.0	-1.0	1.7	-2.9
12/31/2010	1.4	-0.3	-1.7	1.1	-1.0
09/30/2010	-1.4	-2.5	-1.8	-0.6	0.3

The DOE as of September 30, 2011 decreased in the base and up 200 basis point scenarios (became more negative) and increased in the down 200 basis point instantaneous shock scenario from June 30, 2011. All DOE results continue to remain inside or at our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The primary factors contributing to the changes in duration during the third quarter were the continued growth in the MPF portfolio, an increase in the projected prepayments of the MPF portfolio and actions taken by management, primarily the continued issuance of callable consolidated obligation bonds with short lock-out periods.

The continued growth in the MPF portfolio during the third quarter of 2011, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” typically results in an absolute lengthening of the duration profile of assets since new production loans generally have a longer duration than existing/refinanced assets and typically provide a net positive duration impact for the portfolio. Also, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances,” the overall balance of advances during the period again experienced a steady decline, also contributing to the MPF portfolio becoming a larger portion of the balance sheet and generating a magnification of the MPF portfolio lengthening. This magnification occurs when a portfolio weighting as a percent of the overall balance changes based on changes in other portfolios, causing the remaining portfolios to be a larger component of the overall total. In this case, when advances decline, the MPF portfolio effectively increases as a total proportion of total assets, causing the duration of the MPF portfolio to contribute more impact to the overall DOE.

However, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends,” the decline and general flattening in the term structure of interest rates significantly impacted the duration profile of the MPF portfolio during the third quarter of 2011. During the period, as interest rates generally declined, prepayment speeds for the MPF portfolio tended to increase as lower rates typically imply a prepayment incentive for outstanding mortgage loans. This increased prepayment incentive translates to more robust refinancing activity leading to a shortening of the overall asset class expected life and duration profile.

To effectively manage the continued growth of the MPF portfolio and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with shorter lock-out characteristics, as well as a continued issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of calling and re-issuing unswapped callable bond in relation to mortgage portfolios is discussed below, as well as found in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

With respect to the down 200 basis point instantaneous shock scenario, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed above. Since the absolute level of interest rates are at or near historic lows, an instantaneous parallel shock of down 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results. These near zero duration results should be viewed in the context of the broader risk profile of the base and up 200 basis point interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The net DOE increase in the down 200 basis point instantaneous shock scenario is generally a function of the compositional changes in the balance sheet as mentioned above and to the relative level of the term structure of interest rates. As with all scenario changes, the impact from various sensitivities were expected and discussed during our regular risk profile review process.

Our purchases of interest rate caps and floors tend to partially offset the negative convexity of mortgage assets and the effects of the interest rate caps embedded in the Agency variable rate MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge and provide an offsetting risk response to the risk profile changes in the Agency variable rate CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

When comparing September 30, 2010 to September 30, 2011, the duration profile shifted in large part from the changes mentioned above, as well as the behavior of the balance sheet as the term structure of interest rates declined and as assets and associated capital levels declined during the period. These declines caused the respective portfolio equity-based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned MPF portfolio shift.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was –0.2 months and -1.0 month as of September 30, 2011 and December 31, 2010, respectively. Again, the slight increase (became less negative) in duration gap during the nine months of 2011 was primarily the result of the changes in the MPF portfolio and the funding decisions made by management in response to the declining interest rate environment as discussed previously. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS is a reasonable measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates that MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; and (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 43 presents MVE as a percent of TRCS for recent quarter-end reporting periods. As of September 30, 2011, all scenarios are well within the specified limits as described above and much of the relative level in the ratios during the period covered by the table can be attributed to the sustained increase in MBS market values and a decrease in capital levels.

Table 43

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2011	141	137	132	134	136
06/30/2011	137	138	136	139	137
03/31/2011	135	137	135	135	135
12/31/2010	133	133	132	131	130
09/30/2010	125	122	119	119	118

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

Table 44 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of September 30, 2011 (in thousands):

Table 44

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair value hedge	$3,341,828	$(239,887)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair value hedge	3,297,757	(361,813)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair value hedge	247,000	(5,104)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic hedge	1,111,320	(184,591)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic hedge	6,850,533	45,661
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk from MBS prepayments in a declining interest rate environment	Economic hedge	200,000	9,174
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic hedge	128,011	850
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair value hedge	106,803	(68)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair value hedge	4,840,000	264,699
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair value hedge	1,231,000	41,705
Callable step-up or step-down consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair value hedge	2,043,000	24,191
Complex consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair value hedge	421,000	4,071
Variable rate consolidated obligation bonds	Receive float, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic hedge	2,120,000	2,144
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic hedge	90,000	25
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic hedge	142,000	0
TOTAL				$26,170,252	$(398,943)

Table 45 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2010 (in thousands):

Table 45

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair value hedge	$3,460,328	$(181,429)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair value hedge	3,952,881	(295,632)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair value hedge	189,000	(1,486)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic hedge	1,361,320	(176,166)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic hedge	7,175,533	109,076
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk in a declining interest rate environment	Economic hedge	300,000	14,823
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic hedge	143,339	(1,233)
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair value hedge	979,899	3,581
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair value hedge	5,275,000	241,432
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index to limit duration of equity risk	Economic hedge	100,000	2,847
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair value hedge	1,050,000	33,651
Callable step-up or step-down consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair value hedge	2,773,000	3,609
Complex consolidated obligation bonds	Receive float with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair value hedge	220,000	(8,048)
Variable rate consolidated obligation bonds	Receive float, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic hedge	2,038,500	(10,095)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic hedge	150,000	50
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic hedge	114,000	0
TOTAL				$29,282,800	$(265,020)

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
For a discussion of risks applicable to us, see Item 1A – “Risk Factors” in our annual report on Form 10-K filed on March 24, 2011 and in our quarterly report on Form 10-Q for the period ended June 30, 2011, filed on August 11, 2011, incorporated by reference herein.

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

101
The following materials from the FHLBank’s quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition as of September 30, 2011 and December 31, 2010; (ii) Statements of Income for the Three- and Nine-month Periods Ended September 30, 2011 and 2010; (iii) Statements of Capital for the Period Ended September 30, 2011 and 2010; (iv) Statements of Cash Flows for the Nine-month Periods Ended September 30, 2011 and 2010; and (v) Notes to the Financial Statements (Unaudited).1

__________
1
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: November 10, 2011	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2011	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)