Form 10-K
period 2011-12-31
Federal Home Loan Bank of Topeka
filed 2012-03-19
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 9, 2012
Class A Stock, par value $100	5,956,011
Class B Stock, par value $100	7,541,606

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
▪
Governmental actions, including legislative, regulatory, judicial or other developments that affect the FHLBank; its members, counterparties or investors; housing government sponsored enterprises (GSE); or the FHLBank System in general;

▪	Regulatory actions and determinations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act);
▪	Changes in the FHLBank’s capital structure;
▪	Changes in economic and market conditions, including conditions in the mortgage, housing and capital markets;
▪	Changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System;
▪	Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements;
▪	The effects of amortization/accretion;
▪	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;
▪	Volatility of market prices, interest rates and indices and the timing and volume of market activity;
▪
Membership changes, including changes resulting from member failures or mergers, changes in the principal place of business of members or changes in the Federal Housing Finance Agency (Finance Agency) regulations on membership standards;

▪	Our ability to declare dividends or to pay dividends at rates consistent with past practices;
▪	Soundness of other financial institutions, including FHLBank members, nonmember borrowers, and the other FHLBanks;
▪	Changes in the value or liquidity of collateral underlying advances to FHLBank members or nonmember borrowers or collateral pledged by reverse repurchase and derivative counterparties;
▪	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;
▪	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;
▪
Our ability to keep pace with technological changes and the ability of the FHLBank to develop and support technology and information systems, including the ability to access the internet and internet-based systems and services, sufficient to effectively manage the risks of the FHLBank’s business;

▪
The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the FHLBank has joint and several liability;

▪	Changes in the U.S. government’s long-term debt rating and the long-term credit rating of the senior unsecured debt issues of the FHLBank System;
▪
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement (CE) protections; and

▪	The volume of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1).

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

1	"Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago

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

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

Any federally insured depository institution, insurance company, or community development financial institution whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2011, this asset cap was $1.04 billion.

Our members are required to purchase and maintain our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own capital stock in the FHLBank based on the amount of the member’s assets and the level of business activities it engages in with us. As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than 5 percent of any class of our voting securities and any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 92 and 93 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our business activities include providing collateralized loans, known as advances, to members and housing associates, and acquiring residential mortgage loans from or through members. By law, only certain general categories of collateral are eligible to secure FHLBank obligations. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, derivative intermediation and cash management.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally considered the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have traditionally had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings and the issuance of capital stock.

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and all 12 FHLBanks at AA+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all 12 FHLBanks is negative. However, S&P still rates the short-term ratings of the FHLBanks and the FHLBank System’s short-term debt issues at A-1+. Moody’s Investors Service (Moody’s) has confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. Moody’s rating outlook for the FHLBank System and the 12 FHLBanks is negative.

Business Segments
We currently do not manage or segregate our operations by segments.

Advances
We make advances to members and housing associates based on the security of residential mortgages and other eligible collateral. Following is a brief description of our standard advance product offerings:
▪
Line of credit advances are variable rate, non-amortizing, prepayable, revolving line products that provide an alternative to the purchase of Federal funds, brokered deposits or repurchase agreement borrowings;

▪	Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days;
▪	Regular fixed rate advances are non-amortizing loans, prepayable with a fee, with terms to maturity from 94 days to 180 months;
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

Customized advances may be created on request including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Note 9 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 72 and 73 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

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

At the time an advance is originated, we are required to obtain and maintain a security interest in sufficient collateral eligible in one or more of the following categories:
▪	Fully disbursed, whole first mortgages on 1-4 family residential property (not more than 90 days delinquent) or securities representing a whole interest in such mortgages;
▪
Securities issued, insured or guaranteed by the U.S. government, U.S. government agencies and mortgage GSEs including, without limitation, MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae);

▪	Cash or deposits in an FHLBank;
▪
Other acceptable real estate-related collateral, provided such collateral has a readily ascertainable market value and we can perfect a security interest in such property (e.g., privately issued collateralized mortgage obligations (CMOs), mortgages on multifamily residential real property, second mortgages on 1-4 family residential property, mortgages on commercial real estate); or

▪	In the case of any CFI, secured loans to small business, small farm and small agri-business or securities representing a whole interest in such secured loans.

As additional security for a member’s indebtedness, we have a statutory lien upon that member’s FHLBank stock. Plus, at our discretion, additional collateral may be required to secure a member’s or housing associate’s outstanding credit obligations at any time (whether or not such collateral would be eligible to originate an advance).

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

Mortgage Loans
We purchase or fund various mortgage products from or through participating financial institutions (PFIs) under the MPF Program, a secondary mortgage market structure. Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties.

The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program loans are considered Acquired Member Assets (AMA), a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Allocation of Risk: The MPF Program is designed to allocate risks associated with MPF loans between us and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF Program gives control of those functions that most impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment and liquidity risks associated with owning MPF loans.

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

For conventional MPF loan products, PFIs assume or retain a portion of the credit risk. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the First Loss Account (FLA). If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation as specified in a master commitment agreement for each pool of mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are paid a CE fee for managing this credit risk. In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

There are five MPF loan products from which PFIs may choose (see Table 1). Four of these products (Original MPF, MPF 125, MPF Plus and MPF Government) are closed loan products in which we purchase loans acquired or closed by the PFI. MPF 100 is a product in which we “table fund” MPF loans; that is, we provide the funds through the PFI (via their settlement agent) as our agent to make the MPF loan to the borrower. Under all of the above MPF loan products, the PFI performs all traditional retail loan origination functions. With respect to the MPF 100 product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees.

PFI Eligibility: Members and eligible housing associates may apply to become PFIs. We review the general eligibility of the member, its servicing qualifications and its ability to supply documents, data and reports required to be delivered by PFIs under the MPF Program. A Participating Financial Institution Agreement provides the terms and conditions for the sale or funding of MPF loans, including required CE obligations, and establishes the terms and conditions for servicing MPF loans. All of the PFI’s CE obligations under this agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with us. We have the right under the advances agreement to request additional collateral to secure the PFI’s MPF CE obligations.

MPF Provider: The FHLBank of Chicago serves as the MPF Provider for the MPF Program. The MPF Provider maintains the structure of MPF loan products and the eligibility rules for MPF loans. In addition, it manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and master custodian. We have the capability under the individual bank pricing option to change the pricing offered to our PFIs, but the change affects all delivery commitment terms and loan note rates in the same amount for all PFIs. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program.

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides and an MPF Xtra Guide, all of which detail the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. Under the MPF Xtra product, we would be a conduit that PFIs would use to sell loans to FHLBank of Chicago, then simultaneously to Fannie Mae. We currently do not offer the MPF Xtra product although we have received conditional approval from the Finance Agency to do so. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a fee, which is based upon the unpaid balances of MPF loans funded since January 1, 2004.

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

▪
Loan-to-value (LTV) ratio and PMI: The maximum LTV for conventional MPF loans is 95 percent, though Affordable Housing Program (AHP) mortgage loans may have LTVs up to 100 percent. Conventional MPF loans with LTVs greater than 80 percent are insured by PMI from a mortgage guaranty insurance company that has successfully passed an internal credit review and is approved under the MPF Program.

▪
Documentation and compliance: Mortgage documents and transactions are required to comply with all applicable laws. Mortgage loans are documented using standard Fannie Mae/Freddie Mac uniform instruments.

▪
Government loans: Government loans sold under the MPF Program have substantially the same parameters as conventional MPF loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet all requirements to be insured or guaranteed by the applicable government agency.

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

Loss Calculations: Losses under the FLA are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss and how the components of the loss are recognized. Under the FLA, a loss is the difference between the recorded loan value and the total proceeds received from the sale of an MPF property after paying any associated expenses, not to exceed the amount of the FLA. The loss is recognized upon sale of the mortgaged property. For financial reporting purposes, when an MPF loan is deemed a loss loan, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Real Estate Owned (REO) expenses in the current period. FLA and loss information for December 31, 2011 and 2010 can be found in Table 31.

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

Table 1 presents a comparison of the different characteristics for each of the MPF products as of December 31, 2011:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset1	Servicing Fee to PFI
Original MPF	4 basis points (bps) per year against unpaid balance, accrued monthly	After FLA, to bring to the equivalent of “AA”	10 bps per year, paid monthly; guaranteed	No	25 bps per year, paid monthly

MPF 1002	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly; performance based after 3 years	Yes; after first 3 years, to the extent recoverable in future years	25 bps per year, paid monthly

MPF 125	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly; performance based	Yes; to the extent recoverable in future years	25 bps per year, paid monthly

MPF Plus3	Sized to equal expected losses	0 to 20 bps after FLA and supplemental mortgage insurance (SMI), to bring to the equivalent of “AA”	7 bps per year plus 6 to 7 bps per year, performance based (delayed for 1 year); all fees paid monthly	Yes; to the extent recoverable in future years	25 bps per year, paid monthly

Original MPF for Government Loans	N/A	N/A (unreimbursed servicing expenses only)	N/A4	N/A	44 bps per year, paid monthly

1
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

2
The MPF 100 product is currently inactive due to new requirements relating to loan originator compensation guidance under the Dodd-Frank Act. However, FHLBank management is considering revisions to the MPF product that would bring the funding of loans into compliance with the new guidance.

3	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.
4	Two government master commitments have been grandfathered and paid 2 bps/year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2011:

Table 2

Product Name	FLA	CE Obligation Calculation
Original MPF	4 bps x unpaid principal, annually1	(LLCE2 x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	AA equivalent – FLA-SMI4 = PCE5

1	Starts at zero and increases monthly over the life of the master commitment.
2	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.
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

5	PCE represents the CE obligation that the PFI elects to retain rather than covering with SMI. Under this MPF product, the retained amount can range from 0 to 20 bps.

Investments
A portfolio of investments is maintained for liquidity, asset-liability management and income purposes and to invest capital within the established statutory and regulatory limits. We maintain a portfolio of short-term investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit, bank notes, bankers’ acceptances, commercial paper and securities purchased under agreement to resell (i.e., investment transactions often referred to as reverse repurchase transactions). A longer-term investment portfolio is also maintained, which includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS or asset-backed securities (ABS) that carried the highest ratings from Moody’s, Fitch Ratings (Fitch) or S&P at the date of acquisition. We have not purchased a private-label MBS/ABS investment since June 2006. On March 24, 2011, our Board of Directors approved removal of our authority to purchase these types of investments from our Risk Management Policy (RMP).

Under Finance Agency regulations, we are prohibited from investing in certain types of securities including:
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
▪
Whole mortgages or other whole loans other than: (1) those acquired under our MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally-Recognized Statistical Rating Organization (NRSRO); (4) MBS or ABS backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the Bank Act;

▪	Non-U.S. dollar denominated securities;
▪	Interest-only or principal-only stripped MBS, CMOs, real estate mortgage investment conduits (REMICs) and eligible ABS;
▪	Residual-interest or interest-accrual classes of CMOs, REMICs and eligible ABS; and
▪
Fixed rate MBS, CMOs, REMICs and eligible ABS, or floating rate MBS, CMOs, REMICs and eligible ABS that on the trade date are at rates equal to their contractual cap or that have average lives which vary by more than six years under an assumed instantaneous interest rate change of 300 bps.

In addition to the above limitations on allowable types of MBS investments, the Finance Agency limits our total investment in MBS by requiring that the total amortized cost of MBS owned not exceed 300 percent of our previous month-end total regulatory capital on the day we purchase the securities. Under Finance Board Resolution 2008-08, the FHLBanks were granted temporary authority to increase MBS up to 600 percent of previous month-end total regulatory capital under specific conditions. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Investments” for further discussion of Finance Board Resolution 2008-08 and actions taken by the FHLBank.

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary sources of liabilities and represent the principal source we use to fund our advances and mortgage programs and to purchase investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. Consequently, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have historically had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. Our ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, assists in managing our balance sheet effectively and efficiently. Moody’s currently rates the FHLBanks’ consolidated obligations Aaa/P-1, and S&P currently rates them AA+/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

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

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2011 and 2010 (in millions):

Table 3

	12/31/2011	12/31/2010
Par value of consolidated obligations of the FHLBank	$29,897	$34,999

Par value of consolidated obligations of all FHLBanks	$691,868	$796,374

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

Table 4 illustrates our compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2011 and 2010 (in thousands):

Table 4

	12/31/2011	12/31/2010
Total non-pledged assets	$33,105,379	$38,600,798
Total carrying value of consolidated obligations	$30,145,591	$35,225,977

Ratio of non-pledged assets to consolidated obligations	1.10	1.10

The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the FHLBanks. It also prepares the FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments, administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation, and manages the FHLBanks’ relationship with the NRSROs with respect to ratings on consolidated obligations.

Consolidated Obligation Bonds: Consolidated obligation bonds satisfy our term funding needs. Typically, the maturities of these bonds range from less than one year to 30 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

Consolidated obligation bonds are generally issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Federal Funds Effective Rate, Constant Maturity Swap (CMS), Prime, Three Month Treasury Bill Auction Yield, and 11th District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing mirror or offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices. We also simultaneously enter into derivatives containing offsetting features to synthetically convert the terms of some of our fixed rate callable and bullet bonds and floating rate bonds to a simple variable rate callable bond tied to one of the standardized indices.

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

Use of Derivatives
The FHLBank’s RMP establishes guidelines for our use of derivatives. Interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts and other derivatives can be used as part of our interest-rate risk management and funding strategies. This policy, along with Finance Agency regulations, prohibits trading in or the speculative use of derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives only to reduce funding costs for consolidated obligations and to manage other risk elements such as interest-rate risk, mortgage prepayment risk, unsecured credit risk and foreign currency risk.

We use derivatives in three general ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction (the swapped consolidated obligation bond transactions discussed in the next paragraph fall into this category); (2) by acting as an intermediary between members and the capital markets; or (3) in asset/liability management but not designated for hedge accounting. For example, we use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely to the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments and mortgage loans to approximate more closely to the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rate terms between assets and liabilities, we also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities and anticipated transactions, to hedge the duration risk of prepayable instruments and to reduce funding costs as discussed below.

To reduce funding costs, we frequently execute derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions). At times, we also execute derivatives concurrently with the issuance of consolidated obligation discount notes. This allows us to create synthetic variable rate debt at a cost that is often lower than the cost of a comparable variable rate cash instrument issued directly by us. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and, to a lesser extent, short-term assets. It also allows us, in some instances, to offer a wider range of attractively priced advances to our members and housing associates than would otherwise be possible. The continued attractiveness of these swapped consolidated obligation transactions depends on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may alter the types or terms of the consolidated obligations issued and derivatives transacted to better match assets, to meet customer needs and to improve our funding costs. We frequently purchase interest rate caps with various terms and strike rates to manage embedded interest rate cap risk associated with our variable rate MBS and CMO portfolios. Although these derivatives are valid economic hedges against the prepayment and option risk of our portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings. We can also use interest rate caps and floors, swaptions and callable swaps to manage and hedge prepayment and option risk on MBS, CMOs and mortgage loans.

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

▪	To mitigate the adverse earnings effects of the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities;
▪	To protect the value of existing asset or liability positions or of anticipated transactions; and
▪
To synthetically convert the terms of some of our fixed rate advances to simple variable rate advances tied to one of the standardized indices referred to above by simultaneously entering into derivatives containing offsetting features of the advance.

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

The GLB Act and the Finance Agency rules and regulations define total capital for regulatory capital adequacy purposes as the sum of an FHLBank’s permanent capital, plus the amounts paid in by its stockholders for Class A stock; any general loss allowance, if consistent with U.S. generally accepted accounting principles (GAAP) and not established for specific assets; and other amounts from sources determined by the Finance Agency as available to absorb losses. The GLB Act and Finance Agency regulations define permanent capital for the FHLBanks as the amount paid in for Class B stock plus the amount of an FHLBank’s retained earnings, as determined in accordance with GAAP.

Under the GLB Act and the Finance Agency rules and regulations, we are subject to risk-based capital rules. Only permanent capital can satisfy our risk-based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a 4 percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. We may not redeem or repurchase any of our capital stock without Finance Agency approval if the Finance Agency or our Board of Directors determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital, even if we are in compliance with our minimum regulatory capital requirements. Therefore, a member’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, the FHLBank maintaining compliance with the three regulatory capital requirements: risk-based, leverage and total capital.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital” for additional information regarding our capital plan.

Dividends: We may pay dividends from unrestricted retained earnings and current income. (For a discussion regarding restricted retained earnings, please see Joint Capital Enhancement Agreement under this Item 1.) Our Board of Directors may declare and pay dividends in either cash or capital stock. Under our capital plan, all dividends that are payable in capital stock must be paid in the form of Class B Common Stock, regardless of the class upon which the dividend is being paid.

Consistent with Finance Agency guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted a retained earnings policy, which provides guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings policy includes detailed calculations of four components: (1) market risk, which is based upon our projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary to pay dividends at three-month LIBOR over the period); (2) credit risk, which requires that retained earnings be sufficient to credit enhance all of our assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated); (3) operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and (4) derivative hedging volatility, which is the projected income impact of derivative hedging activities under 100-basis-point shocks in interest rates (maximum derivative hedging loss under up or down shocks). The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2011 and 2010 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2011	09/30/2011	06/30/2011	03/31/2011
Market Risk (dividend paying capacity)1	$0	$0	$0	$0
Credit Risk	78,082	85,655	81,273	75,340
Operations Risk	23,424	25,696	24,382	22,602
Derivative Hedging Volatility	39,699	48,412	35,849	40,222
Total Retained Earnings Threshold	141,205	159,763	141,504	138,164
Actual Retained Earnings as of End of Quarter	401,461	376,863	386,529	369,212
Overage (Shortage)	$260,256	$217,100	$245,025	$231,048

1	Market risk is zero when we have sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2010	09/30/2010	06/30/2010	03/31/2010
Market Risk (dividend paying capacity) 1	$0	$0	$30,541	$654
Credit Risk	82,524	87,965	100,840	143,727
Operations Risk	24,757	26,390	39,414	43,314
Derivative Hedging Volatility	32,487	45,857	49,524	41,263
Total Retained Earnings Threshold	139,768	160,212	220,319	228,958
Actual Retained Earnings as of End of Quarter	351,754	327,235	314,770	315,138
Overage (Shortage)	$211,986	$167,023	$94,451	$86,180

1	Market risk is zero when we have sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

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

The intent of the JCE Agreement is to allocate that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a Separate Restricted Retained Earnings Account (RRE Account) at that FHLBank. Each FHLBank was required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation was satisfied. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury for the second quarter of 2011 resulted in full satisfaction of the FHLBanks’ REFCORP obligation.

Thus, in accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20 percent of its net income to a RRE Account and will do so until the balance of the account equals at least 1 percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.

For additional information regarding the JCE Agreement, see Note 14 of the Notes to the Financial Statements included under Item 1 – “Financial Statements.”

Tax Status
Although we are exempt from all federal, state and local taxation except for real property taxes, we were obligated to make payments to REFCORP in the amount of 20 percent of net earnings after operating expenses and AHP expenses through June 30, 2011. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury for the second quarter of 2011 resulted in full satisfaction of the FHLBanks’ REFCORP obligation. Starting in the third quarter of 2011, we began allocating 20 percent of our net income to a separate RRE account as described in Note 14 of the Notes to the Financial Statements included under Item 1 – “Financial Statements.” In addition to the RECORP obligation, the 12 FHLBanks were required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP through June 30, 2011 were the equivalent to an effective minimum income tax rate of 26.5 percent, but this effective rate will be slightly higher depending upon the amount of interest expense for mandatorily redeemable capital stock recorded by the FHLBank during the year. After June 30, 2011, required assessments for AHP were equivalent to an effective minimum income tax rate of 10 percent.

Other Mission-related Activities
In addition to supporting residential mortgage lending, one of our core missions is to support related housing and community development. We administer and fund a number of targeted programs specifically designed to fulfill that mission. These programs provide housing opportunities for thousands of very low-, low- and moderate-income households and strengthened communities primarily in Colorado, Kansas, Nebraska and Oklahoma.

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Tax Status” are reserved for this program. AHP provides cash grants to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction or rehabilitation of very low-, low- and moderate-income owner occupied or rental housing. In addition to the standard competition for AHP funds, customized homeownership set-aside programs under the AHP include:
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

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 4.5 percent, 3.8 percent and 3.8 percent of total advances outstanding as of December 31, 2011, 2010 and 2009, respectively. Programs under the CICA Program, which is not funded through the AHP, include:
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

▪
Community Housing Program Plus (CHP Plus) – CHP Plus makes up to $25 million in loans available to members annually to help finance the construction, acquisition or rehabilitation of rental housing occupied by or affordable for households whose incomes do not exceed 80 percent of the area’s median income level. At least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP Plus-based loans to members at our estimated cost of funds for a comparable maturity;

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

Other Housing and Community Development Programs. A number of other voluntary housing and community development programs specifically developed for our members have also been established. These programs are not funded through the AHP and include the following:
▪
Joint Opportunities for Building Success (JOBS) – In 2011, $1,225,000, in JOBS funds were distributed to assist members in promoting employment growth in their communities. We distributed $1,247,000 and $975,000 in 2010 and 2009, respectively. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2012, the Board of Directors has approved up to $1,000,000 in funds that may be made available under this program. The following are elements of the JOBS program: (1) funds made available to projects only through our members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member; (7) projects can only be located in FHLBank Topeka’s District (Colorado, Kansas, Nebraska and Oklahoma); (8) applications of a political nature will not be accepted (JOBS funds cannot be used for any lobbying activity at the local, state or national level); and (9) FHLBank employees and members of their households may not receive JOBS funds except in their capacity as a volunteer of a nonprofit entity;

▪
Community Initiative – The Community Initiative is a flexible direct grant program created to address housing and community development needs within the district that are not fully addressed by our other programs. In order to provide the maximum flexibility in identifying and addressing housing and community development needs, the program does not have prescribed criteria. Available funding used for the Community Initiative was $16,000 in 2011, $9,000 in 2010 and $13,000 in 2009. Up to $16,000 in funding has been allocated for this program for 2012; and

▪
Rural First-time Homebuyer Education Program – We provide up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. We used $75,000, $78,000 and $49,000 of the available funds for this program during 2011, 2010 and 2009, respectively. For, 2012, $100,000 has been allocated to this program again.

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

Mortgage Loans: We are subject to significant competition in purchasing conventional, conforming fixed rate mortgage loans and government-guaranteed mortgage loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for purchasing mortgages comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, we also compete with regional and national financial institutions that buy and/or invest in mortgage loans. Depending on market conditions, these investors may seek to hold, securitize or sell conventional, conforming fixed rate mortgage loans. We continuously reassess our potential for success in attracting and retaining members for our mortgage loan products and services, just as we do with our advance products. We compete for the purchase of mortgage loans primarily on the basis of price, products, structures and services offered.

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

Audits and Examinations: We have an internal audit department and our Board of Directors has an audit committee. The Chief Internal Audit Officer reports directly to the Board of Director’s Audit Committee. In addition, an independent registered public accounting firm audits our annual financial statements and effectiveness of internal controls over financial reporting. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Agency and Congress all receive the audit reports. We must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

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

Personnel
As of March 15, 2012, we had 203 employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees good.

Legislation and Regulatory Developments
The legislative and regulatory environment for the FHLBank has been one of profound change over the past few years, beginning with the enactment of the Recovery Act and continuing as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act enacted in July 2010, and Congress considers housing finance and GSE reform. The FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission are likely to be materially affected by the Dodd-Frank Act; however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. Significant regulatory actions and developments for the period covered by this report are summarized below.

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

On February 11, 2011, the Department of the Treasury and HUD issued a report to Congress on Reforming America’s Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report recognized the vital role the FHLBanks play in helping financial institutions access liquidity and capital to compete in an increasingly competitive marketplace and noted that the Obama Administration would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market is substantially reduced. Specifically, with respect to the FHLBanks, the report stated the Obama Administration supports limiting the level of advances and reducing portfolio investments, consistent with the FHLBanks’ mission of providing liquidity and access to capital for insured depository institutions.

Dodd-Frank Act:
Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.

Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, we would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC’s issuance of such requirements). Based on the CFTC’s proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of our swaps will be required to be cleared until the fourth quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require us to enter into new relationships, including accompanying documentation, with clearing members (which the FHLBank is currently negotiating) and additional documentation with our swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC’s final rule places our posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, we may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that we will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that we will be required to register as a “swap dealer” for the derivative transactions that we enter into with dealer counterparties for the purpose of hedging and managing our interest rate risk. However, based on the proposed rules, it is possible that we could be required to register with the CFTC as a swap dealer based on the intermediated swaps we have historically entered into with our members.

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

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, we may be faced with the business decision of whether to continue to offer certain types of advance products and intermediated derivatives activity, or both, to our members if those transactions would require us to register as a swap dealer. Designation as a swap dealer would subject us to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if we are designated as a swap dealer as a result of our advance activities, the proposed regulations would permit us to apply to the CFTC to limit such designation to those specified activities for which we are acting as a swap dealer. Upon such a designation, our hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, we will have to post both initial margin and variation margin to our swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency proposals, we will be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly.

The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules pertaining to these requirements are issued, such rules would not take effect until: (1) certain other rules being issued under the Dodd-Frank Act take effect; and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. We believe we would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that we would have to comply with such requirements until the fourth quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (i) the effective date of the applicable final rule further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on us did not take effect on July 16, 2011, but will take effect no sooner than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks, to the extent possible, to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Regulation of Certain Nonbank Financial Companies:
Board of Governors of the Federal Reserve System (Board of Governors) Issues Proposed Rulemaking on Definitions of “Predominantly Engaged in Financial Activities” and “Significant” Nonbank Financial Company. On February 11, 2011, the Board of Governors issued a proposed rule to establish the criteria for determining whether a company is “predominantly engaged in financial activities” and define the term “significant nonbank financial company” for purposes of Title I of the Dodd-Frank Act. The proposed rule generally provides that a company is predominantly engaged in financial activities if the consolidated annual gross financial revenues, or total financial assets, of the company represent 85 percent or more of the company’s consolidated annual gross revenues, or consolidated total assets, in that fiscal year. The proposed rule would define a significant nonbank financial company as: (1) any nonbank financial company supervised by the Board of Governors; and (2) any other nonbank financial company that had $50 billion or more in total consolidated assets as of the end of its most recently completed fiscal year. Comments on the proposed rule were due by March 30, 2011.

Financial Stability Oversight Council (FSOC) Issues Second Notice of Proposed Rulemaking on Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On January 26, 2011, the FSOC issued a proposed rule which would implement section 113 of the Dodd-Frank Act, which gives the FSOC the authority to require that a nonbank financial company be supervised by the Board of Governors and be subject to enhanced prudential standards. In response to comments submitted on the first proposed rule, on October 18, 2011, the FSOC issued a second notice of proposed rulemaking and proposed interpretative guidance to provide: (1) additional details regarding the framework that the FSOC intends to use in the process of assessing whether a nonbank financial company could pose a threat to U.S. financial stability; and (2) further opportunity for public comment on the FSOC’s proposed approach. Under the second proposed rule, the FSOC would establish a three-stage process to assist in the determination of whether an entity should be supervised by the Board of Governors. Under the first stage, the FSOC will identify those U.S. nonbank financial companies that have $50 billon or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether the company has $20 billion or more of borrowing outstanding. A company that meets the standards identified in the first stage would proceed to the second stage, where the FSOC would conduct a comprehensive analysis of the potential for the identified nonbank financial companies to pose a threat to U.S. financial stability. Stage three would build on the quantitative and qualitative information provided through the first two stages of the review and the FSOC will determine whether to subject a nonbank financial company to Board of Governors supervision and prudential standards based on the results of the analyses conducted during each stage of the review. Comments on the proposed rule were due by December 19, 2011.

Board of Governors Issues Proposed Prudential Standards. On January 5, 2012, the Board of Governors issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the FSOC as posing a threat to the U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Additional Developments). Comments on the proposed rule are due by April 30, 2012.

Significant Finance Agency Regulatory Actions:
Finance Agency Issues Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the Finance Agency issued a final regulation on reporting of fraudulent financial instruments. The final regulation implements Section 1379E of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (Safety and Soundness Act), as amended by the Recovery Act, which subjects the FHLBanks to both fraud reporting and internal control requirements. The final regulation requires Fannie Mae and Freddie Mac (the Enterprises) and the FHLBanks (collectively with the Enterprises, the Regulated Entities) to establish and maintain adequate and efficient controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud in connection with the purchase or sale of any loan or financial instrument.

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

Finance Agency Issues Final Regulation on Office of the Ombudsman. On February 10, 2011, the Finance Agency published a final regulation establishing an Office of the Ombudsman. The final regulation implements Section 1105(e) of the Recovery Act, which requires the Director of the Finance Agency to establish, by regulation, an Office of the Ombudsman. The Office of the Ombudsman is responsible for considering complaints and appeals from the Regulated Entities and the Office of Finance, and from any person that has a business relationship with a Regulated Entity or the Office of Finance, regarding any matter relating to the regulation and supervision of the Regulated Entities or the Office of Finance by the Finance Agency. The final regulation became effective March 14, 2011.

Finance Agency Issues Final Rule on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the Finance Agency issued a final rule authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank’s risks. The final rule establishes standards for imposing a temporary increase and for rescinding such an increase, and a time frame for review of such an increase. The Director of the Finance Agency may impose a temporary minimum-capital increase if consideration of one or more of the following factors leads the Director of the Finance Agency to the judgment that the current minimum capital requirement for a Regulated Entity is insufficient to address the Regulated Entity’s risks:
▪	Current or anticipated declines in the value of assets held by the Regulated Entity and its ability to access liquidity and funding;
▪	Credit, market, operational and other risks;
▪	Current or projected declines in the capital held by the Regulated Entity;
▪	A Regulated Entity’s material non-compliance with regulations, written orders or agreements;
▪	Housing finance market conditions;
▪	Levels of retained earnings;
▪	Initiatives, operations, products or practices that entail heightened risk;
▪	The ratio of market value of equity to the par value of capital stock; and/or
▪	Other conditions as identified by the Director of the Finance Agency.

The rule provides that the Director of the Finance Agency shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. The final rule became effective on April 4, 2011.

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

Finance Agency Issues Final Rule on Record Retention. On June 8, 2011, the Finance Agency issued a final rule which sets forth minimum requirements for a record retention program for the Regulated Entities and the Office of Finance. The requirements are intended to further prudent management of records as well as to ensure that complete and accurate records of each Regulated Entity and the Office of Finance are readily accessible to the Finance Agency. The final regulation requires each Regulated Entity and the Office of Finance to establish and maintain a written record retention program which shall: (1) assure that retained records are complete and accurate; (2) assure that the form of retained records and the retention period are appropriate and comply with applicable laws and regulations; (3) assign in writing the authorities and responsibilities for record retention activities; (4) include policies and procedures concerning record holds; (5) include an accurate, current and comprehensive record retention schedule; (6) include appropriate security and internal controls to protect records from unauthorized access and data alteration; (7) provide for appropriate back-up and recovery of records; (8) provide for periodic testing of the ability to access records; and (9) provide for the proper disposition of records. The final rule became effective on July 8, 2011.

Finance Agency Issues Final Rule on Conservatorship and Receivership. On June 20, 2011, the Finance Agency issued a final rule to establish a framework for conservatorship and receivership operations for the Regulated Entities. The final rule implements section 1367 of the Safety and Soundness Act on Authority Over Critically Undercapitalized Regulated Entities. The final rule includes provisions that describe the basic authorities of the Finance Agency when acting as conservator or receiver, including the enforcement and repudiation of contracts, and also establishes procedures for priorities of claims for contract parties and other claimants. Additionally, the final rule sets forth the authority of limited-life regulated entities and provisions regarding capital distributions while in conservatorship. The final rule became effective on July 20, 2011.

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

Finance Agency Issues Final Rule on Voluntary Mergers. On November 28, 2011, the Finance Agency issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:
▪	The FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;
▪	The FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director of the Finance Agency;
▪	The Director of the Finance Agency has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;
▪	The members of each such FHLBank ratify the merger agreement;
▪	The Director of the Finance Agency has received evidence that the closing conditions have been met; and
▪	The Director of the Finance Agency has accepted the organization certificate of the surviving FHLBank.

The final rule became effective on December 28, 2011.

Finance Agency Issues Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule prohibiting the Regulated Entities from purchasing, investing or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, or securities backed by the income stream from such covenants, except for certain limited types of private transfer fee covenants. The final rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral. Pursuant to the final rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants, if those covenants are created on or after February 8, 2011, to securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Regulated Entities are required to comply with the final rule by July 16, 2012.

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

Finance Agency Issues Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule which proposes to require sponsors of ABS to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing ABS, unless all the assets securitized satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which the Enterprises’ related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement. Comments on the proposed rule were due by August 1, 2011.

Finance Agency Issues Proposed Rule on Prudential Management and Operations Standards. On June 20, 2011, the Finance Agency issued a proposed rule on Prudential Management and Operations Standards to implement section 1108 of the Recovery Act, which requires the Finance Agency to establish prudential standards relating to the management and operations of the Regulated Entities. Section 1108 of the Recovery Act requires the Director of the Finance Agency to establish standards that address 10 separate areas relating to the management and operation of the Regulated Entities, including adequacy of internal controls and information systems, adequacy and independence of internal audit systems, management of interest rate risk, management of market risk, adequacy of liquidity and reserves, management of growth in assets and in the investment portfolio, management of investments and acquisition of assets to ensure that they are consistent with the purposes of the Safety and Soundness Act, adequacy of overall risk management processes, adequacy of credit and counterparty risk management practices, and maintenance of records that allow an accurate assessment of the institution’s financial condition. The proposed rule provides that the prudential standards may be established by the Director of the Finance Agency as guidelines. In the event the Finance Agency determines that a Regulated Entity has failed to meet one or more of the standards, the Regulated Entity must submit a corrective action plan, which shall describe the actions the Regulated Entity will take to correct its failure to meet one or more of the standards. In the event a Regulated Entity fails to submit a corrective action plan or fails to implement or otherwise comply with an approved corrective action plan, the Finance Agency may limit the activities of the Regulated Entity. Comments on the proposed rule were due by August 19, 2011.

Finance Agency Issues Proposed Rulemaking on FHLBank Community Support Amendments. On November 10, 2011, the Finance Agency issued a proposed rule to amend the Finance Agency’s Community Support Requirements regulation. The proposed amendments would require the FHLBanks to monitor and assess the eligibility of each FHLBank member for access to long-term advances through compliance with the regulations’ Community Reinvestment Act of 1977 (CRA) and first-time homebuyer standards. The proposed rule would also replace the current practice in which members submit to the Finance Agency biennial community support statements containing their most recent CRA evaluations. Instead, the FHLBanks would be responsible for verifying a member’s CRA rating and overseeing members’ compliance with first-time homebuyer requirements. Comments on the proposed rule were due by February 8, 2012.

Finance Agency Issues Advance Notice of Proposed Rulemaking on Alternatives to Use of Credit Ratings in Finance Agency Regulations. On January 31, 2011, the Finance Agency published an advance notice of proposed rulemaking on alternatives to the use of credit ratings in regulations governing the Regulated Entities. Section 939A of the Dodd-Frank Act provides Federal agencies with one year to review regulations that require the use of an assessment of the creditworthiness of a security or money market instrument and any references to, or requirements in, such regulations regarding credit ratings, and to remove such references or requirements. The Finance Agency requested comments on the advance notice of proposed rulemaking to help it assess how it can change its regulations and to identify standards that may be appropriate as replacements for credit ratings issued by NRSROs. Comments on the advance notice of proposed rulemaking were due by March 17, 2011.

Finance Agency Issues Advance Notice of Proposed Rulemaking on Mortgage Assets Affected by PACE Programs. On January 26, 2012, the Finance Agency issued an advance notice of proposed rulemaking on mortgage assets affected by Property Assessed Clean Energy (PACE) Programs. PACE programs provide a means of financing certain kinds of home-improvement projects. Specifically, PACE programs permit local governments to provide financing to property owners for the purchase of energy-related home-improvement projects. The Finance Agency identified that it is concerned that PACE programs that involve subordination of any mortgage holder’s security interest in the underlying property to that of the provider of PACE financing may increase the financial risk borne by the Enterprises as holders of mortgages on properties subject to PACE obligations, as well as mortgage-backed securities based on such mortgages. The proposed action would direct the Enterprises not to purchase any mortgage that is subject to a first-lien PACE obligation or that could become subject to first-lien PACE obligations without the consent of the mortgage holder. Comments on the advance notice of proposed rulemaking are due by March 26, 2012.

Other Significant Regulatory Actions:
FDIC Publishes Final Rule on Assessments and Large Bank Pricing and a Notice of Adoption of an FDIC Restoration Plan. On February 25, 2011, the FDIC published a final rule to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base, to change the assessment rate adjustments, to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments, to implement the Dodd-Frank Act’s dividend provisions, to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur, and to make technical and other changes to the FDIC’s assessment rules. The Dodd-Frank Act revised the statutory authorities governing the FDIC’s management of the Deposit Insurance Fund (DIF). With respect to the FDIC’s authority, the Dodd-Frank Act, among other things: (1) raised the minimum designated reserve ratio (DRR), which the FDIC must set each year, to 1.35 percent (from the former minimum of 1.15 percent) and removed the upper limit on the DRR (which was formerly capped at 1.5 percent) and therefore the size of the DIF; (2) required that the DIF reserve ratio reach 1.35 percent by September 30, 2020 (rather than 1.15 percent by the end of 2016, as formerly required); (3) required that, in setting assessments, the FDIC offset the effect of requiring that the reserve ratio reach 1.35 percent by September 30, 2020 rather than 1.15 percent by the end of 2016 on insured depository institutions with total consolidated assets of less than $10 billion; (4) eliminated the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35 percent and 1.5 percent; and (5) continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5 percent, but granted the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Dodd-Frank Act also required that the FDIC amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Pursuant to the Dodd-Frank Act and the final rule, the assessment base must, with some possible exceptions, equal average consolidated total assets minus average tangible equity. In addition, on December 20, 2010, the FDIC published a final rule implementing a comprehensive, long-range management plan for the DIF and setting the DRR at 2 percent. The final rule could have the effect of making advances more costly and less attractive to our members. The final rule on assessments became effective April 1, 2011.

FDIC Publishes Final Rule Implementing Certain Orderly Liquidation Authority Provisions of the Dodd-Frank Act. On January 25, 2011, the FDIC published an interim final rule which implements certain provisions of its authority to resolve covered financial companies under Title II of the Dodd-Frank Act. Section 209 of the Dodd-Frank Act authorizes the FDIC, in consultation with the FSOC, to prescribe rules to implement the liquidation process under Title II of the Dodd-Frank Act’s mandate of transparency in the liquidation of failing systemic financial companies. Title II of the Dodd-Frank Act provides a process for the appointment of the FDIC as receiver of a failing financial company that poses significant risk to the financial stability of the United States (covered financial company). On July 15, 2011, the FDIC published a final rule to implement the orderly liquidation process. We are not considered a covered financial company pursuant to the Dodd-Frank Act. While ensuring that creditors bear the losses of the company’s failure under a specific claims priority, Title II incorporates procedural and other protections for creditors to ensure they are treated fairly. Pursuant to the Dodd-Frank Act, creditors are guaranteed that they will receive no less than the amount they would have received if the covered financial company had been liquidated under Chapter 7 of the Bankruptcy Code. The final rule could negatively impact our ability to lend to insurance company members and other members that may be considered covered financial companies. The final rule became effective on August 15, 2011.

Federal Banking Agencies Issue Final Rules to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits effective July 21, 2011. To conform their regulations to such provision, Federal banking regulators rescinded their regulations prohibiting paying interest on demand deposits effective July 21, 2011. FHLBank members’ ability to pay interest on their customers’ demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from FHLBank.

Financial Crimes Enforcement Network (FinCEN) Issues Notice of Proposed Rulemaking on Anti-Money Laundering and Suspicious Activity Reporting Requirements for Housing GSEs. On November 8, 2011, FinCEN, a bureau of the Department of the Treasury, issued a proposed rule defining certain Housing GSEs, including the FHLBanks, as financial institutions for the purpose of requiring Housing GSEs to establish anti-money laundering programs and report suspicious activities pursuant to the Bank Secrecy Act (BSA). As amended by the USA PATRIOT Act, the BSA requires financial institutions to establish anti-money laundering programs that include, at a minimum: (1) the development of internal policies, procedures, and controls; (2) the designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test programs. The proposed rule would require that each Housing GSE develop and implement an anti-money laundering program reasonably designed to prevent the Housing GSE from being used to facilitate money laundering or the financing of terrorist activities, and other financial crimes, including mortgage fraud. The proposed rule would also require the Housing GSEs to file suspicious activity reports directly with FinCEN in the event certain suspicious transactions are conducted or attempted by, at, or through a Housing GSE. The Housing GSEs are currently subject to Finance Agency regulations and guidance on the Reporting of Fraudulent Financial Instruments. Should FinCEN issue a final rule imposing anti-money laundering and suspicious activity report requirements on the Housing GSEs, the Finance Agency may amend the regulations and/or guidance to avoid any conflicts or duplicative requirements with FinCEN’s regulations. Comments on the proposed rulemaking were due by January 9, 2012.

National Credit Union Administration Issues Advance Notice of Proposed Rulemaking on Emergency Liquidity. On December 22, 2011, the National Credit Union Administration (NCUA) issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The advance notice of proposed rulemaking would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of four ways:
▪	Becoming a member in good standing of the Central Liquidity Facility (CLF) directly;
▪	Becoming a member in good standing of CLF indirectly through a corporate credit union;
▪	Obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or
▪	Maintaining a certain percentage of assets in highly liquid Treasury securities.

The FHLBanks are not identified by the advance notice of proposed rulemaking as a backup federal liquidity source. The rule would apply to both federal and state-chartered credit unions. Comments on the advance notice of proposed rulemaking were due by February 21, 2012.

Additional Developments:
Home Affordable Refinance Program (HARP) Changes. The Finance Agency, with the Enterprises, have announced a series of changes to HARP that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include: (1) lowering or eliminating certain risk-based fees; (2) removing the current 125 percent LTV ceiling on fixed rate mortgages that are purchased by the Enterprises; (3) waiving certain representations and warranties; (4) eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises; and (5) extending the end date for the program until December 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. If HARP Program changes result in a significant number of prepayments on mortgage loans underlying our investments in Agency MBS, such investments will be paid off in advance of our expectations subjecting us to associated reinvestment risk.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

On January 5, 2012, the Board of Governors announced its proposed rule on enhanced prudential standards and early remediation requirements, as required by the Dodd-Frank Act, for nonbank financial companies designated as systemically important by the FSOC. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Board of Governors proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution’s structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Board of Governors’ proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances; on the other hand, the new framework may incent our members to take our term advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for consolidated obligations.

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

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by recently enacted legislation and other ongoing actions by the U. S. government in response to disruptions in the financial markets. Disruptions in the financial markets over the last four or five years have significantly impacted the financial services industry, our members and us. In response to the economic downturn and the recession that ended in 2010, the U.S. government established certain governmental programs that have and may continue to adversely impact our access to and cost of funds and our competitive position for providing advances. These and future governmental programs could create increased funding costs for consolidated obligations and decreased borrowing activity from our members that could have a material adverse impact on our financial condition and results of operations. See Item 1 – “Business – Legislation and Regulatory Developments” for further discussion of government programs and initiatives.

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

The Dodd-Frank Act may also subject the FHLBanks to heightened prudential standards established by the Federal Reserve Board if the FHLBanks are identified as being systemically important financial institutions. These standards may include risk-based capital requirements, liquidity requirements, risk management and a resolution plan. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject us to higher capital requirements. Oversight by the Federal Reserve Board may result in an increase in our cost of doing business due to compliance with new regulatory requirements, and may result in FHLBank being assessed for the costs of additional regulatory oversight.

Finally, the Dodd-Frank Act requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank’s ability to hedge its interest rate risk exposure from advances and mortgage loan purchases, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. Recent regulatory actions taken by the CFTC may subject us to increased regulatory requirements which have the potential of making derivative transactions more costly and less attractive as risk management tools. We may be subject to initial and variation margin requirements and may be designated as a Swap Dealer or Major Swap Participant, and therefore subject to registration with the CFTC and additional reporting, recordkeeping and internal business conduct standards. Such regulatory actions also have the potential to impact the costs of certain transactions between us and our members if those transactions are treated as “swaps” by the CFTC.

Furthermore, as required by the Dodd-Frank Act, effective April 1, 2011, the FDIC revised the assessment base for insured depository institutions to equal average consolidated total assets minus average tangible equity. The change in the assessment base could have the effect of reducing commercial bank leverage and consequently reduce their demand for short-term funding instruments, which could negatively impact the spread we earn on our short-term investment portfolio, and could have the effect of making advances more costly and less attractive to our members, thereby having a potential adverse impact on our assets and earnings.

Our primary regulator, the Finance Agency, also continues to issue proposed and final regulatory requirements as a result of the Recovery Act, the Dodd-Frank Act and other mandates.

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

To the extent that these initiatives, proposed initiatives and other actions by the U.S. government in response to the financial crisis cause a significant decrease in the aggregate amount of advances or increase our operating costs, our financial condition and results of operations may be adversely affected. See Item 1 – “Business – Competition” for further discussion of the reduction in member borrowings as a result of competition arising from actions of the U.S. government. See Item 1 – “Legislative and Regulatory Developments” for more information on potential future legislation regarding GSE reform and other regulatory activity affecting FHLBank.

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

We are subject to a complex body of laws and regulations that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulations adopted and applied by the Finance Agency. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. FHLBank is, or may also become, subject to regulations promulgated by the SEC, CFTC, Federal Reserve Board, or other regulatory agencies.

We cannot predict whether new regulations will be promulgated by the Finance Agency or other regulatory agencies, or whether Congress will enact new legislation, and we cannot predict the effect of any new regulations or legislation on our operations. Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of funding and the cost of operating our business, a change in our permissible business activities, or a decrease in the size, scope or nature of our membership or our lending, investment or MPF Program activities, which could negatively affect our financial condition and results of operations.

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

There is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac. For example, the conservatorship of Fannie Mae and Freddie Mac, the U.S. Treasury financing agreements, and negative accounting and other announcements by Fannie Mae and Freddie Mac created pressure on debt pricing from time to time, as investors have perceived GSE debt instruments as bearing increased risk. These actions resulted in somewhat increased spreads on GSE debt, including FHLBank debt relative to U.S. Treasury securities. In addition, the special status of Fannie Mae and Freddie Mac debt securities could result in higher relative funding costs on FHLBank debt. As a result of the foregoing, we may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors relative to Fannie Mae and Freddie Mac debt securities. If we maintain our existing pricing on advances, the resulting increase in the cost of issuing consolidated obligations could cause our advances to be less profitable and reduce our net interest spreads (the difference between the interest rate received on advances and the interest rate paid on consolidated obligations). If we change the pricing of our advances in response to this potential decrease in net interest spreads, the advances may no longer be as attractive to our members, and any outstanding advance balances may decrease. In either case, the increased cost of issuing consolidated obligations could negatively affect our financial condition and results of operations.

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. At times during the recently ended economic downturn and recession that ended in 2010, our cost of issuing term debt increased significantly relative to U.S. Treasury obligations and LIBOR and resulted in us becoming more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less. Had there also been any significant disruption in the short-term debt markets during that period, it could have had a serious effect on our business and the business of the other FHLBanks. If such a significant market disruption in the short-term debt markets had occurred for an extended time, we might not have been able to obtain short-term funding on acceptable terms and the high cost of longer-term liabilities would likely have caused us to increase advance rates, which could have adversely affected demand for advances and, in turn, our results of operations. Alternatively in such a scenario, continuing to fund longer-term variable rate assets with very short-term liabilities could have adversely impacted our results of operations if the cost of those short-term liabilities had risen to levels above the yields on the long-term variable rate assets being funded. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial and economic disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

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

Changes in our credit ratings may adversely affect our business operations. We are currently rated Aaa with a negative outlook by Moody’s and AA+ with a negative outlook by S&P. Our rating from S&P was downgraded from AAA, to AA+, on August 8, 2011. Additional revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It could require the posting of additional collateral for derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements with two state HFAs in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

Changes in the credit standing of the U.S. Government or other FHLBanks, including the credit ratings assigned to the U.S. Government or those FHLBanks, could adversely affect us. Pursuant to criteria used by S&P and Moody’s, the FHLBank System’s debt is linked closely to the U.S. sovereign rating because of the FHLBanks’ status as a government-sponsored enterprise and the view that the FHLBank System would be likely to receive U.S. government support in the event of a crisis. Changes in the credit standing or rating of the U.S. government could result in a revision of the rating assigned to us or the consolidated obligations of the FHLBank System.

The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one or more of the other 11 FHLBanks, including revisions in the credit ratings of one of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All 12 of the FHLBanks are rated AA+ with a negative outlook by S&P and Aaa with a negative outlook by Moody’s. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, negatively affecting our cost of funds and may negatively affect our ability to issue consolidated obligations for our benefit.

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

We face competition for loan demand, purchases of mortgage loans and access to funding which could adversely affect our earnings. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including U.S. government programs, investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may offer more favorable terms on their loans than we offer on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations that are applicable to us. This enables those competitors to offer products and terms that we are not able to offer.

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

We also compete in the capital markets with Fannie Mae, Freddie Mac, other GSEs and U.S. government programs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. We face increased competition in the Agency/GSE and other related debt markets as a result of government debt programs, including those explicitly guaranteed by the U.S. and foreign governments. Our ability to obtain funds through the issuance of debt depends in part on prevailing market conditions in the capital markets (including investor demand), such as effects on the reduction in liquidity in financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on terms that are acceptable to us. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has always kept pace with our funding needs, we cannot assure that this will continue in the future, especially in the case of financial market disruptions when the demand for advances by our members typically increase.

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

Loan modification and liquidation programs could have an adverse impact on the value of our MBS investments. As mortgage loans continue to experience increased delinquencies and loss severities, mortgage servicers continue their efforts to modify these loans in order to mitigate losses. Such loan modifications increasingly may include reductions in interest rates and/or principal on these loans. Losses from such loan modifications may be allocated to investors in MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received. In addition, efforts by the U.S. government to address the downturn in the housing market could result in reductions in interest rates and/or principal and may also result in additional foreclosures that could result in an adverse impact on the value of our MBS investments.

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

Securities or mortgage loans pledged as collateral by our members could be adversely affected by the devaluation or inability to liquidate the collateral in the event of a default by the member. Although we seek to obtain sufficient collateral on our credit obligations to protect ourselves from credit losses, changes in market conditions or other factors may cause the collateral to deteriorate in value, which could lead to a credit loss in the event of a default by a member and adversely affect our financial condition and results of operations. A reduction in liquidity in the financial markets or otherwise could have the same effect.

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

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, which are currently perceived to present a higher degree of risk than they were perceived to present in the past due to the continued reduced liquidity in financial markets for certain financial transactions, difficulties in the current housing market and the deterioration in the financial performance and condition of financial institutions in general, including many European and domestic financial institutions. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers and financial guarantors; (3) third-party providers of private and supplemental mortgage insurance for mortgage loans purchased under the MPF Program; (4) derivative counterparties; and (5) unsecured money market and Federal funds investment transactions. The liquidity and financial condition of some of our counterparties may have been adversely affected by the continued reduced liquidity in the financial markets for certain financial transactions and difficulties in the housing market. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition.

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

We may not be able to pay dividends at rates consistent with past practices. Our Board of Directors may only declare dividends on our capital stock, payable to members, from our unrestricted retained earnings and current income. Our ability to pay dividends also is subject to statutory and regulatory requirements, including meeting all regulatory capital requirements. For example, the potential promulgation of regulations by the Finance Agency that would require higher levels of retained earnings or mandated revisions to our retained earnings policy could lead to higher levels of retained earnings, and thus, lower amounts of unrestricted retained earnings available to be paid out to our members as dividends. Failure to meet any of our regulatory capital requirements would prevent us from paying any dividend.

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

We could experience losses on our MBS/CMO and HFA investments as a result of losses in the home mortgage loan market or the failure of a third-party insurer. Increased delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of our MBS/CMO and HFA investments. The magnitude of the losses in the home mortgage loan market could potentially overwhelm one or more of the monoline mortgage insurance companies resulting in such company’s failure to perform. If the collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bondholders could experience losses of principal.

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

Reliance on the FHLBank of Chicago as MPF Provider could have a negative impact on our business if the FHLBank of Chicago were to default on its contractual obligations owed to us. As part of our business, we participate in the MPF Program with the FHLBank of Chicago. In its role as MPF Provider, the FHLBank of Chicago provides the infrastructure and operational support for the MPF Program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If the FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology, our mortgage products could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program were to experience operational or technical difficulties.

The government support for the home mortgage market could have an adverse impact on our mortgage loans held for portfolio. Government policy and actions by the U.S. Treasury, the Federal Reserve, Fannie Mae, Freddie Mac, and the FDIC have been focused on lowering home mortgage rates. These actions may increase the rate of mortgage prepayments which may adversely affect the earnings on our mortgage investments.

A high proportion of advances and capital is concentrated with a few members, and a loss of, or change in business activities with, such institutions could adversely affect us. We have a high concentration of advances (see Table 23) and capital with a few institutions. A reduction in advances by such institutions, or the loss of membership by such institutions, whether through merger, consolidation, withdrawal, or other action, may result in a reduction in our total assets and a possible reduction of capital as a result of the repurchase or redemption of capital stock. The reduction in assets and capital may also reduce our net income.

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

Member failures, out-of-district consolidations and changes in member business with us may adversely affect our financial condition and results of operations. Over the last several years, the financial services industry has experienced increasing defaults on, among other things, home mortgage, commercial real estate, and credit card loans, which caused increased regulatory scrutiny and required capital to cover non-performing loans. These factors led to an increase in both the number of financial institution failures and the number of mergers and consolidations. During that time, we experienced member failures, member consolidations and significant changes in the level of advance activity with certain members. If the number of member institution failures and consolidations accelerates, these activities may reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and the results of operations, as well as our operations generally.

Further, while member failures may cause us to liquidate pledged collateral if the outstanding advances are not repaid, the failures of the past several years have been resolved either through repayment directly from the FDIC or through the purchase and assumption of the advances by another surviving financial institution. Liquidation of pledged collateral may cause financial statement losses. Additionally, as members become financially distressed, we may, at the request of their regulators, decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If members are unable to obtain sufficient liquidity from us, further deterioration of that member institution may continue. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.

Our controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate. We may fail to identify and manage risks related to a variety of aspects of our business, including without limitation, operational risk, interest-rate risk, legal and compliance risk, human capital risk, liquidity risk, market risk and credit risk. We have adopted controls, procedures, policies and systems to monitor and manage these risks. Our management cannot provide complete assurance that such controls, procedures, policies and systems are adequate to identify and manage the risks inherent in our business and because our business continues to evolve, we may fail to fully understand the implications of changes in our business, and therefore, we may fail to enhance our risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on our financial condition, reputation, results of operations, and value to our membership.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We occupy approximately 62,796 square feet of leased office space at One Security Benefit Place, Suite 100, Topeka, Kansas. We also maintain in Topeka a leased off-site back-up facility with approximately 3,000 square feet. A small office is leased in Oklahoma for member account management personnel.

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

Item 4: Mine Safety Disclosures

Not applicable.

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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 9, 2012, we had 842 stockholders of record and 5,956,011 shares of Class A Common Stock and 7,541,606 shares of Class B Common Stock outstanding, including 70,457 shares of Class A Common Stock and 10,529 shares of Class B Common Stock subject to mandatory redemption by members or former members. We are not currently required to register either class of our stock under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, we were required to file a registration statement in order to voluntarily register one of our classes of stock pursuant to section 12(g)(1) of the Exchange Act. Our registration was effective July 14, 2006.

We paid quarterly stock dividends during the years ended December 31, 2011 and 2010, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid2	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid2
12/31/2011	0.25%	$41	$313	$354	3.50%	$28	$6,688	$6,716
09/30/2011	0.25	46	333	379	3.50	41	6,945	6,986
06/30/2011	0.40	41	567	608	3.00	27	5,885	5,912
03/31/2011	0.40	45	558	603	3.00	93	5,968	6,061
12/31/2010	0.40	43	573	616	3.00	26	6,328	6,354
09/30/2010	0.75	43	841	884	3.00	38	8,204	8,242
06/30/2010	0.75	45	522	567	3.00	37	9,822	9,859
03/31/2010	0.75	44	499	543	3.00	40	9,764	9,804

1	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
2	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

Management anticipates that we will continue to pay quarterly dividends in the future, primarily in shares of Class B Common Stock. Dividends may be paid in cash or Class B Common Stock as authorized under our capital plan and approved by our Board of Directors. We believe that dividends paid in the form of stock are advantageous to members because FHLBank stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code (IRC) and are, therefore, not taxable at the time declared and credited to a member. Dividends paid in stock can be utilized by members to support future activity with us or can be redeemed by the member if the amounts represent excess stock, subject to stock redemption request procedures and limitations. Our dividends generally increase as short-term interest rates rise and decrease as short-term interest rates fall. The dividend percent paid has historically been a function of or closely tied to our net income for a dividend period. We have a retained earnings policy that was considered by the Board of Directors when dividends were declared during 2011 and 2010, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid in any of those periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” for a discussion of restrictions on dividend payments in the form of capital stock. We do not expect that our retained earnings policy will significantly affect dividends paid during 2012. We expect that we will continue to be able to make additions to retained earnings while paying Class B Common Stock dividends at or above short-term market interest rates and Class A Common Stock dividends (paid in cash or in Class B Common Stock) at or slightly below short-term market interest rates, on average. While the average Class A Common Stock dividend rate for 2011 was 0.33 percent per annum, well above short-term interest rates such as overnight Federal funds (average of 0.10 percent for 2011), this relationship will not remain at such levels when short-term interest rates begin to rise. There is also a possibility that dividend levels might be reduced in order to meet the threshold level of retained earnings under the policy since the threshold level fluctuates from period to period, because it is a function of the size and composition of our balance sheet and the risks contained therein.

In accordance with Finance Agency regulation, we are limited in our ability to create member excess stock under certain circumstances. Any FHLBank with excess stock greater than one percent of its total assets will be barred from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. We anticipate that we will be able to manage our excess capital stock position in order to continue to pay stock dividends, but cannot guarantee that we will always be able to do so in the future.

Item 6: Selected Financial Data

Table 8

Selected Financial Data (dollar amounts in thousands):

	12/31/2011	12/31/2010	12/31/2009	12/31/2008	12/31/2007
Statement of Condition (as of year end)
Total assets	$33,190,182	$38,706,067	$42,631,611	$58,556,231	$55,304,572
Investments1	10,576,537	14,845,941	16,347,941	19,435,809	20,515,451
Advances	17,394,399	19,368,329	22,253,629	35,819,674	32,057,139
Mortgage loans, net2	4,933,332	4,293,431	3,333,784	3,023,805	2,352,301
Deposits	997,371	1,209,952	1,068,757	1,703,531	1,340,816
Consolidated obligation discount notes, net3	10,251,108	13,704,542	11,586,835	26,261,411	19,896,098
Consolidated obligation bonds, net3	19,894,483	21,521,435	27,524,799	27,421,634	31,213,358
Total consolidated obligations, net3	30,145,591	35,225,977	39,111,634	53,683,045	51,109,456
Mandatorily redeemable capital stock	8,369	19,550	22,437	34,806	36,147
Capital stock	1,327,827	1,454,396	1,602,696	2,240,335	2,091,187
Total retained earnings	401,461	351,754	355,075	156,922	208,763
Accumulated other comprehensive income (loss)	(27,841)	(22,672)	(11,861)	(2,012)	(2,096)
Total capital	1,701,447	1,783,478	1,945,910	2,395,245	2,297,854

Statement of Income (for the year ended)
Net interest income	230,926	249,876	259,011	247,287	231,825
Provision for (reversal of) credit losses on mortgage loans	1,058	1,582	1,254	196	(25)
Other income (loss)	(78,538)	(154,503)	108,021	(168,312)	10,220
Other expenses	53,571	48,090	43,586	40,002	37,254
Income before assessments	97,759	45,701	322,192	38,777	204,816
Assessments	20,433	12,153	85,521	10,338	54,510
Net income	77,326	33,548	236,671	28,439	150,306

Ratios and Other Financial Data
Dividends paid in cash4	362	316	367	345	373
Dividends paid in stock4	27,257	36,553	41,500	79,935	114,647
Weighted average dividend rate5	1.99%	2.36%	2.29%	3.64%	5.83%
Dividend payout ratio6	35.72%	109.90%	17.69%	282.29%	76.52%
Return on average equity	4.43%	1.79%	11.24%	1.17%	6.93%
Return on average assets	0.21%	0.08%	0.48%	0.05%	0.29%
Average equity to average assets	4.73%	4.46%	4.31%	4.15%	4.14%
Net interest margin7	0.63%	0.60%	0.53%	0.43%	0.44%
Total capital ratio8	5.13%	4.61%	4.56%	4.09%	4.15%
Regulatory capital ratio9	5.24%	4.72%	4.64%	4.15%	4.22%
Ratio of earnings to fixed charges10	1.31	1.12	1.56	1.02	1.08

1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $3,473,000, $2,911,000, $1,897,000, $884,000 and $844,000 as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 11 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $174,000, $346,000, $504,000, $609,000 and $2,101,000 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides other financial services to our member and other eligible institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings or when members sell additional mortgage loans to us. At our discretion, we may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. During 2011, we continued to: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and offering other products and services to our members; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay market-rate dividends.

Our net income for 2011 increased by $43.8 million, increasing from $33.5 million for 2010 to $77.3 million for 2011. The significant changes in the components of net income are as follows:
▪	$19.0 million decrease in net interest income (decrease income);
▪	$6.3 million increase related to net gains (losses) on trading securities (increase income);
▪	$65.9 million increase related to net gains (losses) on derivatives and hedging activities (increase in income);
▪	$5.5 million increase in other expenses (decrease income); and
▪	$8.3 million increase in assessments (decrease income).

As indicated above, the significant increase in net income was primarily due to the positive impact of a smaller net loss related to derivatives and hedging activities combined with a net gain in the market values of trading securities. The net gains on trading securities and net losses on derivatives and hedging activities for 2011 are primarily the result of significant declines in interest rates and a flattening of the interest rate curve despite a slight increase in interest rate volatility. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 7 for additional discussion.

Net interest income, which does not include the above mentioned market value fluctuations, has also posted year-over-year declines in each of the past two years as the impact of a smaller balance sheet over these periods outweighed improvements in net interest margin.

The overall decrease in total assets from December 31, 2010 to December 31, 2011 was primarily due to declines in investments and advances that were partially offset by an increase in mortgage loans held for portfolio (see Table 20). A majority of the decline in advances is due to net pay downs by two large borrowers with a smaller portion of pay downs resulting from the failure of two members with $554.8 million of advances outstanding at the time of failure that were subsequently repaid. Total investments decreased during the fourth quarter of 2011 largely as a result of a conscious decision by management to reduce non-mortgage investments as a percent of total assets in the current credit environment. Additionally, the composition of the remaining non-mortgage investments has changed as management decreased purchases of unsecured foreign investments in favor of GSE debentures and the use of secured reverse repurchase transactions. Also contributing to the decline in total investments were significant pay downs in our MBS/CMO investment portfolio. We strive to help our members compete for mortgage loans in their local markets by offering competitive pricing and through our outreach and education activities. As a result of these value-added efforts, the number of loans being sold into the MPF Program by existing PFIs and, to a lesser extent, the number of members using the MPF Program as an outlet for their mortgage originations has increased during 2011. The increase in participating members has led to mortgage purchases exceeding principal repayments by a significant margin in the current low mortgage rate environment.

On the liability side of the balance sheet, long-term bonds declined in absolute dollars in 2011 but increased as a percentage of total consolidated obligations. An important factor in the increased percentage includes growth in our unswapped callable bond portfolio used to fund the increase in fixed rate mortgage loans purchased through the MPF Program during 2011 discussed previously and, to a lesser extent, an increase in fixed rate advances from the end of 2010 to the end of 2011. Shorter-term discount notes decreased both in absolute dollars and as a percentage of total consolidated obligations during 2011. This decrease was primarily a function of the decline in total assets, specifically declines in both adjustable rate advances and short-term investments.

The decrease in our weighted average dividend rate paid during 2011 compared to 2010 can be attributed to a 35 basis point decrease in the Class A Common Stock dividend initiated in December 2010 followed by an additional decrease of 15 bps in September 2011. This decrease in Class A Common Stock dividend was partially offset by a 50 basis point increase in the dividend rate on Class B Common Stock initiated in September 2011. Refer to this Item 7 – “Capital Distributions” for further information regarding dividend payments.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy. Table 9 presents selected market interest rates as of the dates or periods shown.

Table 9

Market Instrument	Average Rate for 2011	Average Rate for 2010	December 31, 2011 Ending Rate	December 31, 2010 Ending Rate
Overnight Federal funds effective/target rate1	0.10%	0.18%	0.0 to 0.25%	0.0 to 0.25%
FOMC target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
Three-month Treasury bill1	0.05	0.13	0.01	0.12
Three-month LIBOR1	0.34	0.34	0.58	0.30
Two-year U.S. Treasury note1	0.44	0.70	0.25	0.60
Five-year U.S. Treasury note1	1.51	1.92	0.85	2.01
Ten-year U.S. Treasury note1	2.76	3.20	1.88	3.31
30-year residential mortgage note rate2	4.53	4.74	4.07	4.85

1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

 At its March 13, 2012 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent. However, the tone of the FOMC’s March 13, 2012 statement slightly improved from its January 25, 2012 meeting, where the FOMC unexpectedly stated that it expected that economic conditions “... are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014.” The FOMC retained this language in its March 13, 2012 statement. The FOMC had previously changed its forecast in the August 9, 2011 statement from “an extended period” to “at least through mid-2013.” The March 13, 2012 statement positively noted that it expected “. . . moderate economic growth over coming quarters” and recognized improvement in labor market conditions. While recognizing a “notable” decline in the unemployment rate, the committee stated the rate remains “elevated.” The FOMC also recognized the recent reduction in global financial market stress but cautioned that this market continues to “. . . pose significant downside risks to the economic outlook” and noted continued weakness in the housing sector. The FOMC continued to appear to signal the potential for additional quantitative easing by saying that it is prepared to adjust its securities holdings as needed to encourage a “stronger” economic recovery. The previous quantitative easing operation which was announced at its November 2010 meeting ended on June 30, 2011 and included the purchase of $600 billion of longer-term U.S. Treasuries. The FOMC will continue “Operation Twist,” announced in its September 21, 2011 statement (see additional discussion below), and its previous policies of reinvesting principal payments from its Agency debenture debt and Agency MBS holdings back into Agency MBS and of rolling maturing U.S. Treasury securities at auction. In January 2012 economic projections, released concurrently with the January 25, 2012 FOMC statement, Federal Reserve Board Members and Federal Reserve Bank Presidents reduced their projections of economic growth through 2013 and reduced their projections for the unemployment rate from their November 2011 projections. In January 2012, for the first time, the FOMC also released charts that detailed FOMC participants’ projections of the appropriate time to begin increasing the target rate and the appropriate level for the target rate. While this initial overview showed that the majority of the participants did not project raising the target rate until 2014 or later, there was a notable portion of participants that believed that appropriate time for increasing the target rate was 2012 or 2013. The majority of the participants believed that over the longer run four percent was the appropriate level for the target Federal funds rate.

Average three-month LIBOR was unchanged from 2010 to 2011, but increased 28 bps from the end of 2010 to the end of 2011. While the rate remained relatively steady from approximately December 2010 through March 2011, it began decreasing during the second quarter of 2011 until reaching its low point in late June and early July 2011. Important factors driving this decline include: (1) high levels of investable cash balances; (2) a reduction in the supply of collateral available for repurchase agreements that drove the rates on repurchase agreements down; and (3) the market’s response to changes in how the FDIC assesses premiums on insured depository institutions (discussed below). However, the rate began steadily increasing, albeit in relatively small increments, in the third quarter of 2011 through the end of 2011 likely reflecting the financial turmoil in Europe. The rate peaked in early January 2012 when it began declining slightly. The three-month LIBOR rate on December 31, 2011 was the highest setting of 2011. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR. Imbalances in the mix of these assets and liabilities results in exposure to basis risk which can negatively or positively impact net interest income. Other short-term rates such as those for U.S. Treasury bills and our consolidated obligation discount notes have remained extremely low throughout most of 2011 as the FOMC has maintained its monetary easing policy and as investors have sought the relative safety of U.S. Treasury and Agency securities.

Except for a temporary spike for a period of time during the debt ceiling crisis, short-term U.S. Treasury rates declined from their already low levels in 2011. The long-term portion of the U.S. Treasury rate curve (two-year and beyond) increased significantly in the fourth quarter of 2010 and remained at a relatively high level throughout the first quarter of 2011 but began decreasing in April 2011 throughout the remainder of the year with sharp declines in August 2011 following the debt ceiling crisis and subsequent S&P downgrade of the U.S. government’s sovereign rating. Much of this decline in interest rates, especially for terms of five years or greater, took place in the third quarter of 2011. The decrease in longer-term U.S. Treasury rates appears to have been in response to economic data that showed slowdown in economic growth, a continued stagnant housing market, persistently high unemployment and flight-to-quality demand resulting from the European sovereign debt crisis and other international economic and geopolitical events. The shape of the yield curve has flattened significantly from December 31, 2010 to December 31, 2011. During this period of time, the spread between the two-year U.S. Treasury note and the 10-year U.S. Treasury note and the two-year U.S. Treasury note and the 30-year U.S. Treasury bond declined by 108 bps and 115 bps, respectively, likely reflecting the market’s deteriorating outlook for economic growth. A portion of the flattening which occurred in the third quarter of 2011 might be attributable to market anticipation of potential Federal Reserve Bank purchase operations that would target long-term U.S. Treasury bonds and be funded through the sale of short-term U.S. Treasury bonds. When the economy improves and the Federal Reserve ends its purchases of U.S. Treasury bonds, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates. Because we issue debt at a spread above U.S. Treasury securities, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of long-term advances to our members.

Indicative spreads of fixed rate, non-callable FHLBank debt relative to similar term U.S. Treasury instruments have increased from December 31, 2010 to December 31, 2011 for most tenors of two years or greater. For example, the spread between the on-the-run FHLBank two-year bullet debenture and the two-year U.S. Treasury note increased from 11 bps on December 31, 2010 to 15 bps on December 31, 2011. The spread between the on-the-run FHLBank five-year bullet debenture and the five-year U.S. Treasury note increased from 24 bps on December 31, 2010 to 28 bps as of December 31, 2011. Indicative FHLBank three-month lockout callable bond spreads to U.S. Treasuries for two to seven year tenors decreased from December 31, 2010 to December 31, 2011 while the indicative three-month lockout callable bond spreads to U.S. Treasury for a one- year tenor and longer-term tenors (10 years and greater) increased over the same period. We fund a large portion of our fixed rate mortgage assets and amortizing advances with unswapped callable bonds. For further discussion see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The spreads on FHLBank fixed rate, non-callable debentures relative to the LIBOR swap curve has improved notably for most tenors out to 10 years from December 31, 2010 to December 31, 2011. Theoretical spreads relative to LIBOR for tenors greater than 10 years deteriorated during the same period of time. Most of the improvement occurred during the fourth quarter of 2011 as market spreads between the LIBOR swap curve and our debt widened in response to the increasing concern over the European debt crisis. Spreads have narrowed in early 2012, reflecting some improvement in market perception of the European situation. Theoretical spreads relative to LIBOR for tenors greater than 10 years deteriorated during the same period of time. The theoretical swap level of the on-the-run FHLBank two-year bullet improved significantly from three-month LIBOR minus 5.7 bps on December 31, 2010 to three-month LIBOR minus 32.0 bps on December 31, 2011. The theoretical swap level of the on-the-run FHLBank five-year bullet also improved significantly from three-month LIBOR plus 10.1 bps on December 31, 2010 to three-month LIBOR minus 9.1 bps on December 31, 2011.

Despite several adverse ratings actions in 2011 as noted in Item 1 – “Business – General,” investors continued to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile during 2011, even after the ratings downgrade, at least partially due to the implicit support from the U.S. government. This has resulted in strong investor demand for FHLBank discount notes and short-term bonds in 2011. Because of this strong demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained extremely low throughout most of 2011. Yields on discount notes decreased from December 31, 2010 to December 31, 2011 due to: (1) a decrease in supply of competing instruments, such as U.S. Treasury bills and U.S. Agency discount notes; (2) flight to quality from international economic and geopolitical events, particularly the European sovereign debt crisis; (3) renewed concerns about the U.S. economy; and (4) strong support of GSE obligations in the U.S. Treasury Department’s white paper on GSE reform.

As mentioned previously, the FOMC plans to continue Operation Twist as initially introduced in its September 21, 2011 statement. Under Operation Twist, the Federal Reserve will purchase $400 billion par amount of U.S. Treasuries with remaining terms of six to 30 years and sell $400 billion par amount of U.S. Treasuries with remaining maturities of three years or less by the end of June 2012. Operation Twist might have been a factor in the flattening yield curve, and could result in further flattening, which might result in relatively lower costs to issue our longer-term consolidated obligations; however, shorter-term costs, including discount notes, could increase due to the sale of shorter-term U.S. Treasuries. The flatter curve could also result in increasing prepayments on our MBS/CMO and mortgage loan holdings, which would likely result in lower-yielding assets.

Foreign investor holdings of Agencies (both debentures and MBS), as reported by the Federal Reserve System, decreased on a daily average basis for the week ended December 28, 2011 from the week ended December 29, 2010 although the decline was less than the overall decline experienced from December 30, 2009 to December 29, 2010. Foreign investor holdings of U.S. Treasury securities increased significantly over the same periods, although the increase was less in 2011 than in 2010. Foreign investors have historically been significant buyers of FHLBank debentures and decreasing demand from this investor segment can negatively impact our cost of funds. Taxable money market fund assets in the category that includes discount notes and the percentage of total money market fund assets allocated to this category continued to decline from 2010 throughout much of the first half of 2011 likely a result of new SEC rules governing money market funds and relatively low absolute money market fund returns driving investors to seek higher yielding alternatives. However, the declines reversed in the second half of 2011 and increased modestly throughout most of the second half of 2011, likely reflecting a flight-to-quality response to European credit concerns. However, the amount of variable rate notes, which includes our variable rate consolidated obligation bonds, declined throughout much of the second half of 2011 after increasing through much of the first half of the year. Because money market funds are such a large and important investor base for FHLBank short-term obligations, lower demand from money market funds for FHLBank discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds will likely result in higher costs to issue these instruments and typically increase the cost of advances for our members.

Effective April 1, 2011, the FDIC changed the method used for determining the base on which insurance premiums are assessed from an institution’s deposit base to an institution’s total assets less tangible capital. While the long-term implications of this assessment change on the investment and funding behavior of insured depositories are unknown, this change resulted in the depositories’ reassessment of marginal arbitrage opportunities that are now subject to premium assessment. One arbitrage strategy that insured depositories have focused on recently is acquiring overnight Federal funds and leaving the cash at the Federal Reserve Bank where they receive interest income on their excess reserves. In order to preserve the arbitrage spread that they have been receiving on this transaction, insured depositories must reduce the rate at which they are willing to purchase Federal funds. This is likely an important factor driving the decline in the overnight Federal funds rate and in short-term investment securities that occurred surrounding the change in the assessment base. Initially, this change had a significant downward impact on money market yields including those for Federal funds, short-term investment securities, repurchase agreements, LIBOR and, to some extent, consolidated obligation discount notes. Other than the increases in LIBOR rates discussed above, yields on these instruments remained relatively low throughout most of the remainder of 2011. Unless the cost to issue our consolidated obligation discount notes also remains low, declining returns on our overnight Federal funds investments could result in a decline in net interest income and/or a reduction in balances of liquid assets.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the FHLBank to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The new statutory and regulatory requirements for derivative transactions will result in higher operating costs, likely increase funding costs, and may limit the availability of or alter the structure of certain advance products. Derivative market participants were originally expected to comply with the Dodd-Frank Act by July 16, 2011. However, the Commodity Futures Trading Commission (CFTC) acknowledged that it will fail to meet deadlines for rulemaking and as a result, certain provisions of the Dodd-Frank Act that require a CFTC rulemaking may not become effective until sometime in 2012 or beyond. In 2011, the CFTC, SEC and our regulator, the Finance Agency, in addition to other regulators, have promulgated numerous preliminary and final rules detailing the implementation of the Dodd-Frank Act. We continue working to implement these rules to meet any required compliance dates.

Several rating agencies took action during the third quarter of 2011 in response to steps taken by the U.S. government to address the U.S. government’s borrowing limit and overall U.S. debt burden. Because of the credit rating agencies’ methodology and their assumption of the U.S. government’s implicit support of FHLBank debt, changes to the credit rating of U.S. Treasuries were passed through to the credit ratings of FHLBank debentures and to the ratings of individual FHLBanks as outlined under Item 1 – “Business - General.” Credit ratings downgrades can adversely impact us in the following ways: (1) increase the funding cost of FHLBank debt issues; (2) have negative liquidity implications; (3) increase collateral posting requirements under certain of our derivatives agreements (see Note 9 of the Notes to the Financial Statements under Item 8 for additional information regarding derivative collateral requirements); and (4) impact our ability to offer certain member credit products such as letters of credit, which are generally dependent upon our credit rating. Following the downgrade by S&P, the FHLBank observed some minor and temporary impacts in several of these areas; however, we did not consider any of them to be significant or material. It is possible that the United States’ long-term sovereign credit rating will be further downgraded or downgraded by additional credit rating agencies in 2012. Additional downgrades could increase the likelihood and/or the severity of the impacts detailed above.

On July 21, 2011, Regulation Q, which prohibits Federal Reserve Bank members from paying interest on demand deposits, was repealed. It is possible that the repeal might allow commercial banks to compete directly with money market funds and could result in reductions in money market fund assets and increases in bank deposits. The repeal might adversely impact demand for (and cost of) our discount notes because money market funds are important investors in our discount notes. Additionally, increases in deposits at commercial banks might result in declining demand for advances. Other possible impacts of the repeal include higher LIBOR rates and less supply on short-term, money market investments (commercial paper and certificates of deposit). Each of these potential impacts of the repeal of Regulation Q would affect our profitability and liquidity.

On October 24, 2011, the Finance Agency announced significant changes to the Home Affordable Refinance Program (HARP) that are designed to inspire refinancing among borrowers with current LTV ratios above 80 percent who have had their loans sold to Fannie Mae or Freddie Mac on or before May 31, 2009. For these borrowers, the changes include: (1) eliminating some risk-based fees for borrowers who refinance into shorter-term mortgages and lower fees for other borrowers; (2) removing the current 125 percent LTV ceiling; (3) waiving some lender representations and warranties for loans owned or guaranteed by Freddie Mac and Fannie Mae; (4) eliminating the need for property appraisals in some instances; and (5) extending the end date for HARP to December 31, 2013 for eligible loans. We anticipate that these changes to HARP could result in increased prepayments on our Agency variable rate MBS/CMO portfolio which is backed by higher coupon fixed rate mortgages issued by Fannie Mae and Freddie Mac.

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

Accounting for Derivatives: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment and funding activities. We are required to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses on the underlying assets or liabilities being hedged may be recognized in a symmetrical manner. Therefore, the accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. We emphasize hedging techniques that are effective under the hedge accounting requirements. However, in some cases, we have elected to retain or enter into derivatives that are economically effective at reducing our risk but do not meet the hedge accounting requirements, either because the cost of the derivative hedge was economically superior to non-derivative hedging alternatives or because no non-derivative hedging alternative was available. As required by Finance Agency regulation and our RMP, derivative instruments that do not qualify as hedging instruments may be used only if we document a non-speculative purpose at the inception of the derivative transaction.

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

For derivative transactions that potentially qualify for long haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long haul fair value hedges. We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. We then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month we use a consistently applied statistical methodology that employs a sample of 30 historical interest rate environments and includes an R-squared test (commonly used statistic to measure correlation of the data), a slope test and an F-statistic test (commonly used statistic to measure how well the regression model describes the collection of data). These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, results must fall within established tolerances.

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

The estimated fair values of the derivatives and hedged items do not have any cumulative economic effect if the derivative and the hedged item are held to maturity, or contain mutual optional termination provisions at par. Since these fair values fluctuate throughout the hedge period and eventually return to zero (derivative) or par value (hedged item) on the maturity or option exercise date, the earnings impact of fair value changes is only a timing issue for hedging relationships that remain outstanding to maturity or the call termination date.

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2011 and 2010, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio includes interest rate caps and floors hedging MBS, interest rate swaps hedging trading securities, interest rate swaps hedging duration of equity (DOE) risk and interest rate swaps used to lower our cost of funds. The total fair value of these positions, including accrued net interest, was $(136.0) million and $(60.7) million as of December 31, 2011 and 2010, respectively. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in market value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the market value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities. As of December 31, 2011, our economic hedges consisted primarily of: (1) notional amount of interest rate caps and floors of $6.9 billion hedging changes in interest rates and overall duration of variable rate MBS; (2) notional amount of interest rate swaps of $2.1 billion hedging the cost and overall duration of consolidated obligation bonds; (3) notional amount of interest rate swaps of $1.1 billion hedging GSE debentures in trading securities; and (4) notional amount of interest rate swaps and caps of $0.2 billion for intermediary transactions. The total par value of trading securities related to economic hedges was $1.1 billion as of December 31, 2011, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. As of December 31, 2010, our economic hedges consisted primarily of: (1) notional amount of interest rate caps and floors of $7.5 billion hedging changes in interest rates and overall duration of variable rate MBS; (2) notional amount of interest rate swaps of $2.1 billion hedging the cost and overall duration of consolidated obligation bonds; (3) notional amount of interest rate swaps of $1.4 billion hedging GSE debentures in trading securities; and (4) notional amount of interest rate swaps and caps of $0.3 billion for intermediary transactions. The total par value of trading securities related to economic hedges was $1.4 billion as of December 31, 2010, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. For asset/liability management purposes, the majority of our GSE debentures currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 15 through 17 under this Item 7, which show the relationship of gains/losses on economic derivative hedges and gains/losses on the trading GSE debentures being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results. For the balance sheet risks that these derivatives hedge, changes in value historically have been directionally consistent with changes in actual interest rates.

Fair Value: As of December 31, 2011 and 2010, certain assets and liabilities, including investments classified as trading, and all derivatives were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Capital and Statements of Cash Flows as well as risk-based capital, DOE and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

Fair values are based on market prices when they are available. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments. Pricing models and their underlying assumptions are based on our best estimates for discount rates, prepayment speeds, market volatility and other factors. We validate our financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. We validate modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. Additionally, due diligence procedures are completed for third-party pricing vendors. The assumptions used by third-party pricing vendors or within our models may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 16 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values and the due diligence procedures completed. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

As of December 31, 2011, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have held-to-maturity securities with OTTI charges and real estate owned (REO), which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered level 3 valuations.

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

In instances in which a determination is made that a credit loss (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists, but we do not intend to sell the debt security, nor is it more likely than not that we will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis (i.e., the amortized cost basis less any current-period credit loss), both the credit and non-credit components of OTTI are presented in the Statements of Income. In these instances, the OTTI is separated into: (1) the amount of the OTTI related to the credit loss; and (2) the amount of the OTTI related to all other factors (non-credit component). If our analysis of expected cash flows results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary. If we determine that an OTTI exists, the investment security is accounted for as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less OTTI recognized in non-interest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of estimated future cash flows (with no effect on other income (loss) unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). See additional discussion regarding the recognition and presentation of OTTI in Note 1 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.”

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

Private-label MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities’ prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing markets. See additional discussion regarding the projections and assumptions in Note 5 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.” The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security.

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

Each FHLBank is responsible for making its own determination of OTTI and performing the required present value calculations using appropriate historical cost bases and yields. FHLBanks that hold in common private-label MBS are required to consult with one another to ensure that any decision that a commonly-held private-label MBS is other-than-temporarily impaired, including the determination of fair value and the credit loss component of the unrealized loss, is consistent between or among those FHLBanks. The process of estimating the future cash flows of the private-label MBS requires a significant amount of judgment to formulate the assumptions that are utilized in this process. The assumptions we utilize for the majority of our private-label MBS are reviewed and approved by the FHLBanks’ OTTI Governance Committee.

Deferred Premium/Discount Associated with MBS: When we purchase MBS, we often pay an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. We typically pay more than the unpaid principal balances when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if we pay less than the unpaid principal balance because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during the current disruption in the financial market, tight credit and declining home prices, consumer mortgage refinancing behavior is also significantly affected by the borrower’s credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. We use a third-party data service that provides estimates of cash flows, from which we determine expected asset lives for the MBS. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized and will result in a constant monthly yield until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the current financial market conditions.

Allowance for Credit Losses: We have established an allowance methodology for each of our portfolio segments to estimate the allowance for credit losses, if necessary, to provide for probable losses inherent in our portfolio segments.

Mortgage Loans – We estimate the allowance for loan loss on homogeneous pools of mortgage loans or on an individual mortgage loan basis to assess the credit losses that are inherent in the portfolio but have not been realized.
▪
Collectively Evaluated Mortgage Loans – The assessment of loan loss for the pools of loans entails breaking the loan pool into strata based on each of the current classifications of each loan (i.e., current, delinquent, non-performing, referred to foreclosure). We perform a migration analysis to determine the probability of default for each stratum of loans based on a short- and mid-term horizon utilizing historical statistics. In addition, we determine the pool’s historical loss statistics based on a short- and mid-term horizon to determine the loss severity. Loan balances, probability of default and loss severity are then utilized to determine the expected loan loss for the pool.

▪
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

Once the collectively evaluated and individually evaluated assessments are completed, the total estimates of loan losses are accumulated to the master commitment level to determine if, and by how much, the estimated loan losses exceed the FLA. The estimated loan losses in excess of the FLA by master commitment may be covered up to the PFI’s CE obligation amount (provided directly by the PFI or through the PFI’s purchase of supplemental mortgage insurance). We are responsible for any estimated loan losses in excess of the PFI’s CE obligation for each master commitment. For additional information on the loss allocation rules for each MPF product, see Item 1 – “Business – Mortgage Loans.” The estimated losses that will be allocated to us (i.e., excluding estimated losses covered by CE obligations) are recorded as the balance in the allowance for loan loss with the resulting offset being presented as the provision for credit losses on mortgage loans.

Credit products – We have never experienced a credit loss on an advance and we currently do not anticipate any credit losses on advances. Based on the collateral held as security for advances, credit analysis and prior repayment history, no allowance for losses on advances is deemed necessary. We are required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government or government Agency/GSE securities, certain residential mortgage loans, deposits in the FHLBank and other real estate related assets. See Item 1 – “Business – Advances” for a more detailed collateral discussion.

Direct financing lease receivable – We have a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, we have all rights and remedies under the lease agreement as well as all rights and remedies available under the members’ Advance, Pledge and Security Agreement. Consequently, we can apply any excess collateral securing credit products to any shortfall in the leasing arrangement.

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

For additional information regarding allowances for credit losses, see Note 8 of the Notes to Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.”

Results of Operations (Years Ended December 31, 2011, 2010 and 2009)
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The decrease in net interest income from 2010 to 2011 can primarily be attributed to a decrease in average interest-earning assets that is somewhat offset by an improvement in both our net interest spread and net interest margin. Our margin improvement was achieved by actively managing our debt costs and by adjusting the mix of our assets. The growth in the size of the mortgage loan portfolio, both nominally and relative to other assets, offset the declining rates in all of our other asset categories. We have also reduced our allocation to lower yielding money market instruments within the investment portfolio. These actions resulted in the 2011 yield on earning assets being nearly unchanged from 2010. On the liability side, declining interest rates have allowed us to actively manage the debt used to fund long-term assets by calling higher cost callable debt and replacing with lower cost callable and/or bullet debt. As a result, our 2011 liability yield decreased six bps from 2010. The decrease in net interest income from 2009 to 2010 can also be attributed to a decrease in average interest-earning assets that was partially offset by similar compositional changes in our asset mix and by actively managing our callable debt portfolio. See Tables 13 and 14 for further information.

Although net interest income had relatively minor fluctuations due to a shrinking balance sheet, falling interest rates, and asset mix changes; net income experienced significant fluctuations during 2011, 2010 and 2009. This was due to large changes in the market value of various derivatives and trading securities. See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 7 for a discussion of the impact of these activities by year.

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

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by market value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP and REFCORP assessments (assessments for AHP and REFCORP through June 30, 2011 were equivalent to an effective minimum income tax rate of 26.5 percent; and, upon satisfaction of the REFCORP obligation as of June 30, 2011, the assessment for AHP for the second half of 2011 was equivalent to an effective minimum income tax rate of 10 percent); (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on sale of mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted return on equity (ROE) that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income and ROE based on GAAP income, which can vary significantly from period to period due to derivatives and hedging activities and certain other items that management excludes when evaluating operational performance since the added volatility does not provide a consistent measurement analysis. Derivative and hedge accounting affects the timing of income or expense from derivatives, but not the economic income or expense from these derivatives when held to maturity or call date. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will equal its original purchase price if held to maturity. Table 10 presents a reconciliation of GAAP income to adjusted income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Table 10

	2011	2010	2009
Net income, as reported under GAAP	$77,326	$33,548	$236,671
Total assessments	20,433	12,153	85,521
Income (Loss) before assessments	97,759	45,701	322,192
Derivative-related and other excluded items1	72,568	145,674	(111,408)
Adjusted income (a non-GAAP measure)2	$170,327	$191,375	$210,784

1
The excluded items are “Prepayment fees on terminated advances,” “Net gain (loss) on trading securities,” “Net gain (loss) on derivatives and hedging activities” and “Net gain (loss) on mortgage loans held for sale” directly from our Statements of Income.

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

Table 11 presents adjusted ROE compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 11

	2011	2010	2009
Average GAAP capital for the period	$1,745,252	$1,873,427	$2,105,594
ROE, based upon GAAP income before assessments	5.60%	2.44%	15.30%
Adjusted ROE, based upon adjusted income1	9.76%	10.22%	10.01%
Average overnight Federal funds effective rate	0.10%	0.18%	0.16%
Adjusted ROE income as a spread to average Federal funds rate1	9.66%	10.04%	9.85%

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

Earnings Analysis: Table 12 presents changes in the major components of our earnings for the past three years (in thousands):

Table 12

	Increase (Decrease) In Earnings Components
	Dollar Change		Percent Change
	2011 vs. 2010	2010 vs. 2009	2011 vs. 2010	2010 vs. 2009
Total interest income	$(83,524)	$(204,165)	(13.3)%	(24.5)%
Total interest expense	(64,574)	(195,030)	(17.0)	(33.9)
Net interest income	(18,950)	(9,135)	(7.6)	(3.5)
Provision for (reversal of) credit losses on mortgage loans	(524)	328	(33.1)	26.2
Net interest income after mortgage loan loss provision	(18,426)	(9,463)	(7.4)	(3.7)
Net gain (loss) on trading securities	6,347	26,762	44.0	216.9
Net gain (loss) on derivatives and hedging activities	65,931	(286,136)	37.7	(256.7)
Other non-interest income	3,687	(3,150)	64.2	(35.4)
Total non-interest income (loss)	75,965	(262,524)	49.2	(243.0)
Operating expenses	2,252	2,586	5.6	6.9
Other non-interest expense	3,229	1,918	41.0	32.2
Total other expense	5,481	4,504	11.4	10.3
AHP assessments	4,845	(22,587)	128.7	(85.7)
REFCORP assessments	3,435	(50,781)	41.0	(85.8)
Total assessments	8,280	(73,368)	68.1	(85.8)
NET INCOME	$43,778	$(203,123)	130.5%	(85.8)%

Net Interest Income: Net interest income decreased from 2010 to 2011, despite improvements in our net interest spread and net interest margin, due primarily to the decrease in average interest-earning assets. Some key factors in the improvements in our net interest spread and net interest margin were: (1) improvements in the funding cost of consolidated obligation discount notes, consolidated obligation bonds and deposits; (2) active management of the debt used to fund long-term assets by calling higher cost callable debt and replacing it with lower cost callable and/or bullet debt; and (3) an increase in the proportion of higher earning assets (primarily mortgage loans) to total average interest-earning assets as short-term money market investments and advance balances, on average, declined.

The decreases in average yields on advances from December 31, 2010 to December 31, 2011 (see Table 13) are primarily attributable to the decline in short-term rates combined with the relative short-term nature of our advance portfolio. As discussed under this Item 7 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

The average yield on investments decreased from December 31, 2010 to December 31, 2011 (see Table 13) due primarily to declining market interest rates and compositional changes in our investment portfolio as balances of higher yielding long-term investments, both fixed and variable rate, declined.

As discussed under this Item 7 – “Financial Condition – Investments,” we expanded our MBS portfolio in April 2008 under temporary authority granted by Finance Agency Resolution 2008-08. In the first quarter of 2010, we further expanded our MBS portfolio by $2.4 billion in Agency variable rate CMOs with embedded caps, but we have not purchased any additional MBS since that time. Over the last several years, our investment strategy focused more on the purchase of Agency variable rate CMOs with embedded interest rate caps because these securities generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate CMOs. Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 7 – “Net Gain (Loss) on Derivatives and Hedging Activities.”

The average yields on the MPF portfolio declined during 2011 compared to 2010 (see Table 13) due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates experienced throughout much of the last nine months of 2011; (2) the growth in MPF balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio; and (3) increased write-offs of premiums associated with mortgage loan prepayments.

The average rate paid on all deposits decreased from 2010 to 2011 (see Table 13). The average rate paid on deposits generally fluctuates in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. However, because of the current extremely low interest rate environment, we established a floor of 5 bps on demand deposits and 15 bps on overnight deposits in June 2009. The floor on overnight deposits was decreased even further from 15 bps to 10 bps in October 2011.

The average yield on consolidated obligation discount notes declined from 2010 to 2011 (see Table 13). Some key factors in the decline were the decrease in short-term market rates, including repo rates, caused by a reduced supply of alternative short-term investments, and increased flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events, especially in the second, third and fourth quarters of 2011.

The average yield on consolidated obligation bonds also declined from 2010 to 2011 (see Table 13). Important factors in the decline in consolidated obligation bond yields were: (1) generally lower intermediate and longer-term market interest rates; and (2) refinancing of a portion of the callable debt funding our fixed rate mortgage loan, fixed rate MBS and fixed rate advance portfolios.

As discussed above, throughout much of 2010 and 2011, we have been able to lower our long-term, consolidated obligation funding costs by calling previously issued callable debt and replacing it with new lower-cost fixed rate, callable, and to a lesser extent, non-callable bonds. Over the past several years, we have used callable debt with short lockouts (primarily three to six months) as a primary funding tool for mortgage assets and as a secondary funding tool for amortizing and other fixed rate advances. This has provided an opportunity to take advantage of lower debt costs in 2010 and during periods of time in 2011, particularly in the third and fourth quarters of 2011. We continued to maintain a sizable portfolio of unswapped callable bonds in 2011. Unswapped callable bonds increased from $3.7 billion as of December 31, 2010 to $4.4 billion as of December 31, 2011. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets because they provide a way to offset the prepayment risk. For a further discussion of how we use callable bonds see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Additionally, a significant portion of our bonds are comprised of long-term callable bonds adjusting or swapped to LIBOR which are used to fund LIBOR-based and other short-term assets. When assets and liabilities are based upon different indices, such as when the discount note curve is used to set rates for some advances and LIBOR-based debt is used to fund those advances, we are exposed to basis risk. We maintained a relatively balanced basis position throughout much of 2010 and 2011. However, during certain times over these periods we increased our allocation to LIBOR-based debt or fixed rate debt, including discount notes, in order to attempt to take advantage of market opportunities to issue debt at more advantageous rates. At times we also increased our position in LIBOR-based debt in preparation for large maturities of liabilities funding LIBOR-based assets (assets adjusting to or swapped to LIBOR) and/or to enhance liquidity.

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

As explained in more detail in Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” our DOE is relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities to lessen any adverse impact on net interest income from changes in short-term rates.

Table 13 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 13

	12/31/2011			12/31/2010			12/31/2009
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$206,898	$204	0.10%	$122,380	$230	0.19%	$2,837,565	$7,095	0.25%
Federal funds sold	1,928,804	2,219	0.12	2,519,690	4,826	0.19	1,537,489	3,950	0.26
Investments1	11,912,420	180,482	1.52	14,331,632	239,107	1.67	15,052,637	311,386	2.07
Advances2,3	17,847,711	165,514	0.93	21,179,801	209,453	0.99	25,935,734	348,123	1.34
Mortgage loans2,4,5	4,612,061	195,828	4.25	3,661,819	173,756	4.75	3,205,757	160,585	5.01
Other interest-earning assets	35,272	2,240	6.35	41,024	2,639	6.43	48,780	3,037	6.23
Total earning assets	36,543,166	546,487	1.50	41,856,346	630,011	1.51	48,617,962	834,176	1.72
Other non interest-earning assets	343,859			189,916			211,720
Total assets	$36,887,025			$42,046,262			$48,829,682

Interest-bearing liabilities:
Deposits	$1,951,644	$2,594	0.13%	$1,932,023	$2,805	0.15%	$1,685,206	$4,830	0.29%
Consolidated obligations2:
Discount Notes	11,051,415	9,591	0.09	13,839,192	21,017	0.15	17,359,512	73,531	0.42
Bonds	21,474,224	302,765	1.41	23,578,262	355,164	1.51	26,899,116	495,277	1.84
Other borrowings	26,022	611	2.35	41,070	1,149	2.80	62,465	1,527	2.44
Total interest-bearing liabilities	34,503,305	315,561	0.91	39,390,547	380,135	0.97	46,006,299	575,165	1.25
Capital and other non-interest-bearing funds	2,383,720			2,655,715			2,823,383
Total funding	$36,887,025			$42,046,262			$48,829,682

Net interest income and net interest spread6		$230,926	0.59%		$249,876	0.54%		$259,011	0.47%

Net interest margin7			0.63%			0.60%			0.53%

1
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $3.5 million, $2.8 million and $2.5 million for the years ending December 31, 2011, 2010 and 2009, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 14 summarizes changes in interest income and interest expense between 2011 and 2010 and between 2010 and 2009 (in thousands):

Table 14

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$114	$(140)	$(26)	$(5,445)	$(1,420)	$(6,865)
Federal funds sold	(965)	(1,642)	(2,607)	2,064	(1,188)	876
Investments	(37,960)	(20,665)	(58,625)	(14,342)	(57,937)	(72,279)
Advances	(31,483)	(12,456)	(43,939)	(56,937)	(81,733)	(138,670)
Mortgage loans	41,715	(19,643)	22,072	21,966	(8,795)	13,171
Other assets	(365)	(34)	(399)	(496)	98	(398)
Total earning assets	(28,944)	(54,580)	(83,524)	(53,190)	(150,975)	(204,165)
Interest Expense:
Deposits	28	(239)	(211)	628	(2,653)	(2,025)
Consolidated obligations:
Discount Notes	(3,653)	(7,773)	(11,426)	(12,613)	(39,901)	(52,514)
Bonds	(30,512)	(21,887)	(52,399)	(56,649)	(83,464)	(140,113)
Other borrowings	(374)	(164)	(538)	(576)	198	(378)
Total interest-bearing liabilities	(34,511)	(30,063)	(64,574)	(69,210)	(125,820)	(195,030)
Change in net interest income	$5,567	$(24,517)	$(18,950)	$16,020	$(25,155)	$(9,135)

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

The majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rises over the period and record losses when the general level of interest rates falls over the period. During the last nine months of 2011, as interest rates generally declined, we recorded sizeable losses on our economic hedges. The largest portion of this loss was attributable to our interest rate cap portfolio, which is an economic hedge of caps embedded in our variable rate MBS/CMO investment portfolio. In addition to the decrease in interest rates discussed above, the primary reason for the decrease in value of our interest rate cap portfolio during 2011 was a significant flattening in the yield curve. During the fourth quarter of 2010 and into the first quarter of 2011, interest rates rose and the yield curve steepened resulting in gains in both our interest rate cap portfolio and in the interest rate swaps matched to the GSE debentures. Subsequently during the final nine months of 2011, and particularly in the second and third quarters of 2011, we again recorded losses on our economic hedges as long-term interest rates declined sharply and the shape of the yield curve flattened significantly. The impact of the decrease in long-term interest rates and the shape of the yield curve on cap values was only slightly offset by an increase in implied price volatilities in 2011.

The absolute levels of interest rates, the shape of the interest rate curve, passage of time and implied volatility are all critical components in valuing options such as interest rate caps. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also an important component as a flatter curve implies lower future short-term interest rates than does a steeper interest rate curve. Lower future short-term rates implied by a flattening interest rate curve would generally result in lower cap values while higher future short-term rates implied by a steeper interest rate curve would generally result in higher cap values. Generally, the greater the implied price volatility of the interest rate cap, the higher the value; and the lower the implied price volatility of the interest rate caps, the lower the value. See Tables 72 and 73 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments. Much of the remainder of the 2011 net loss on derivatives and hedging activities resulted from net interest payments on economic derivatives.

Table 15 categorizes the 2011 earnings impact by product for hedging activities (in thousands):

Table 15

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(18,019)	$0	$(748)	$0	$(1,391)	$0	$(20,158)
Net interest settlements	(216,798)	0	0	1,254	213,634	0	(1,910)
Subtotal	(234,817)	0	(748)	1,254	212,243	0	(22,068)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,031)	0	0	(336)	4,431	0	2,064
Economic hedges – unrealized gain (loss) due to fair value changes	0	(85,576)	10,146	0	5,226	(17)	(70,221)
Economic hedges – net interest received (paid)	0	(49,564)	0	0	8,949	29	(40,586)
Subtotal	(2,031)	(135,140)	10,146	(336)	18,606	12	(108,743)
Net impact of derivatives and hedging activities	(236,848)	(135,140)	9,398	918	230,849	12	(130,811)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	25,288	0	0	0	0	25,288
TOTAL	$(236,848)	$(109,852)	$9,398	$918	$230,849	$12	$(105,523)

Table 16 categorizes the 2010 earnings impact by product for hedging activities (in thousands):

Table 16

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(13,038)	$0	$292	$0	$(1,206)	$0	$(13,952)
Net interest settlements	(277,176)	0	0	1,903	291,622	0	16,349
Subtotal	(290,214)	0	292	1,903	290,416	0	2,397
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,429)	0	0	321	(116)	0	(1,224)
Economic hedges – unrealized gain (loss) due to fair value changes	0	(113,107)	4,138	0	(11,242)	(37)	(120,248)
Economic hedges – net interest received (paid)	0	(58,335)	0	0	5,090	43	(53,202)
Subtotal	(1,429)	(171,442)	4,138	321	(6,268)	6	(174,674)
Net impact of derivatives and hedging activities	(291,643)	(171,442)	4,430	2,224	284,148	6	(172,277)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	21,630	0	0	0	0	21,630
TOTAL	$(291,643)	$(149,812)	$4,430	$2,224	$284,148	$6	$(150,647)

Table 17 categorizes the 2009 earnings impact by product for hedging activities (in thousands):

Table 17

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(16,300)	$0	$314	$0	$(1,885)	$0	$(17,871)
Net interest settlements	(280,029)	0	0	7,514	307,672	0	35,157
Subtotal	(296,329)	0	314	7,514	305,787	0	17,286
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(5,993)	0	0	595	12,605	0	7,207
Economic hedges – unrealized gain (loss) due to fair value changes	0	163,226	(274)	0	2,953	(19)	165,886
Economic hedges – net interest received (paid)	(2)	(66,307)	0	0	4,624	54	(61,631)
Subtotal	(5,995)	96,919	(274)	595	20,182	35	111,462
Net impact of derivatives and hedging activities	(302,324)	96,919	40	8,109	325,969	35	128,748
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(43,774)	0	0	0	0	(43,774)
TOTAL	$(302,324)	$53,145	$40	$8,109	$325,969	$35	$84,974

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 15 through 17. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 18 presents the major components of the net gain (loss) on trading securities for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Table 18

	2011	2010	2009
GSE debentures	$23,690	$21,630	$(43,774)
U.S. Government guaranteed obligations	(3,259)	0	0
U.S. Treasury note	1,449	(16,535)	0
Short-term money market securities	(887)	60	(1,497)
Agency MBS/CMO	(221)	9,270	32,934
TOTAL	$20,772	$14,425	$(12,337)

The largest component of our trading portfolio is comprised of fixed rate and variable rate GSE debentures with the majority of the fixed rate securities related to economic hedges. The fair values of the fixed rate GSE securities tied to economic hedges are more affected by changes in long-term interest rates (e.g., two- year, five-year and 10-year rates) while the remaining fixed rate GSE securities are more affected by changes in intermediate-term interest rates (e.g. one-year and 18-month rates). The variable rate securities reset daily off the Federal funds effective rate. The fixed rate GSE securities experienced gains in value during 2011 primarily because interest rates declined significantly during 2011 with longer-term interest rates declining more than intermediate-term rates (i.e., the yield curve flattened). Because the variable rate GSE debentures re-price daily, they account for a very small portion of the trading net gain/loss. The variable rate Agency MBS/CMOs designated as trading for asset/liability purposes also reset off of a short-term index (e.g., 1-month LIBOR) and would generally account for a very small portion of the trading net gain/loss. However, the gains experienced in 2009 and 2010 on these securities are a reflection of the general improvement in the mortgage market following the financial market crisis of 2007 and 2008. The short-term fixed rate U.S. Government guaranteed (by the FDIC or the National Credit Union Administration (NCUA)) bonds were purchased at fairly sizable premiums. The amortization of these premiums will be reflected in the securities fair value which is expected to approximate par value as the securities approach maturity, rather than being amortized against interest income as would be the case if these securities were classified as held-to-maturity. Short-term money market securities are classified as trading to provide increased balance sheet liquidity. However, because of the short-term nature of these money market securities, they account for a very small portion of the trading net gain/loss.

In November 2010, we acquired a 10-year U.S. Treasury security as an asset-liability management tool to extend the duration of our assets in order to protect against the negative ramifications of declining interest rates. This instrument was classified as trading to provide the flexibility to adjust the position as our risk profile changed. For further discussion on our DOE and market risk position, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management – Duration of Equity.” The increase in interest rates following the acquisition of the U.S. Treasury security resulted in an unrealized loss on this security during 2010 but also resulted in an improvement in our duration profile. Therefore, in early January 2011, we decreased the position by selling $100 million of this security. As our duration profile continued to improve through January, February and March 2011, we decreased the position further by selling an additional $100 million in mid-March 2011. As our duration profile continued to improve through April and May 2011, we closed our position by selling the remaining $100 million by the end of May 2011. In general, however, because of the influence of the fixed rate bonds in our trading portfolio, as interest rates rise the value of this portfolio will decrease, causing an unrealized loss to be recorded.

Other Non-interest Income: Included in other non-interest income are net losses on other-than-temporarily impaired held-to-maturity securities of $4.7 million, $4.0 million and $0.6 million for 2011, 2010 and 2009, respectively. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information on OTTI.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. As noted in Table 19, approximately two-thirds of our operating expenses consists of compensation and benefits expense. Amounts paid for compensation and benefits increased in 2011 and 2010 largely due to staff additions and increased pension costs. Positions were added to augment our credit risk, housing, and information technology areas. We also increased our contribution to our defined benefit plan in order to offset the impact of recent stock market declines. We expect the number of employees to remain stable or increase slightly during 2012 and an increase in other expenses relating to the implementation of several new regulatory requirements. Table 19 presents operating expenses for the last three years (in thousands):

Table 19

	For the Year Ended December 31,			Percent Increase (Decrease)
	2011	2010	2009	2011/2010	2010/2009
Compensation and benefits	$28,604	$26,365	$24,080	8.5%	9.5%
Occupancy cost	1,362	1,331	1,358	2.3	(2.0)
Other operating expense	12,495	12,513	12,185	(0.1)	2.7
TOTAL CONTROLLABLE OPERATING EXPENSES	$42,461	$40,209	$37,623	5.6%	6.9%

Finance Agency and Office of Finance Expenses: We, together with the other FHLBanks, are charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks. The Recovery Act established an Office of Inspector General (OIG) within the Finance Agency to provide independent and objective reporting through its audit and investigative activities. An OIG was created in late 2010 within the Finance Agency, which increased our 2011 expenses. The extent of additional costs to be shared by the FHLBanks is unknown at this time but we do not anticipate a significant increase in our Finance Agency expenses for 2012.

Assessments – AHP and REFCORP Expenses: AHP and REFCORP expenses are based on a percentage of net income and fluctuate accordingly. As noted in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks was required to pay a portion of its earnings to REFCORP. However, the FHLBanks’ REFCORP obligation was satisfied as of the end of the second quarter of 2011 with the final payments made in July 2011. Accordingly, our total assessment percentage declined in 2011 and will decline further in 2012. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of our AHP, we provide subsidies in the form of direct grants or below-market interest rate advances to members which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households (see Item 1 – “Business – Other Mission-related Activities” for the specific programs funded through the AHP). The required annual AHP funding is charged to earnings and an offsetting liability is established.

Financial Condition
Overall: Table 20 presents changes in the major components of our Statements of Condition from December 31, 2010 to December 31, 2011 (in thousands):

Table 20

	Increase (Decrease) in Components
	December 31, 2011 vs. 2010
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$115,781	44,531.15%
Investments1	(4,269,404)	(28.8)
Advances	(1,973,930)	(10.2)
Mortgage loans, net	639,901	14.9
Derivative assets	(12,027)	(46.1)
Other assets	(16,206)	(9.4)
TOTAL ASSETS	$(5,515,885)	(14.3)%

Liabilities:
Deposits	$(212,581)	(17.6)%
Consolidated obligations, net	(5,080,386)	(14.4)
Derivative liabilities	(115,494)	(45.2)
Other liabilities	(25,393)	(11.0)
Total liabilities	(5,433,854)	(14.7)

Capital:
Capital stock outstanding	(126,569)	(8.7)
Retained earnings	49,707	14.1
Accumulated other comprehensive income (loss)	(5,169)	(22.8)
Total capital	(82,031)	(4.6)
TOTAL LIABILITIES AND CAPITAL	$(5,515,885)	(14.3)%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance programs are developed, as authorized in the Bank Act and in regulations established by the Finance Agency, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit, security repurchase agreements and U.S. government lending programs for short- and medium-term maturities. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with these markets. While there is less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 21 summarizes advances outstanding by product as of December 31, 2011 and 2010 (in thousands):

Table 21

	December 31, 2011		December 31, 2010
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$1,084,389	6.4%	$1,083,754	5.7%
Regular adjustable rate advances	0	0.0	200,000	1.1
Adjustable rate callable advances	5,787,230	34.4	7,008,330	37.1
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.8	99,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	24,243	0.1	18,154	0.1
Total adjustable rate advances	7,022,862	41.7	8,409,238	44.5

Fixed rate:
Standard advance products:
Short-term fixed rate advances	233,107	1.4	337,080	1.8
Regular fixed rate advances	5,597,135	33.2	5,379,671	28.4
Fixed rate callable advances	36,000	0.2	0	0.0
Standard housing and community development advances:
Regular fixed rate advances	319,494	1.9	285,254	1.5
Fixed rate callable advances	11,300	0.1	11,300	0.1
Total fixed rate advances	6,197,036	36.8	6,013,305	31.8

Convertible:
Standard advance products:
Fixed rate convertible advances	2,693,292	16.0	3,560,332	18.8

Amortizing:
Standard advance products:
Fixed rate amortizing advances	522,654	3.1	532,816	2.8
Fixed rate callable amortizing advances	5,683	0.0	6,321	0.0
Standard housing and community development advances:
Fixed rate amortizing advances	408,714	2.4	400,688	2.1
Fixed rate callable amortizing advances	252	0.0	553	0.0
Fixed rate amortizing advances funded through the AHP	2	0.0	6	0.0
Total amortizing advances	937,305	5.5	940,384	4.9

TOTAL PAR VALUE	$16,850,495	100.0%	$18,923,259	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets increased slightly from 50.0 percent as of December 31, 2010 to 52.4 percent as of December 31, 2011. As of December 31, 2011 and 2010, 64.9 percent and 69.7 percent of our members carried outstanding advance balances.

Our five largest borrowers reduced their advance balances by 9.7 percent or $0.9 billion (see Table 23), accounting for 44.8 percent of the overall advance reduction between December 31, 2010 and December 31, 2011. Advance balances for all other borrowers decreased 12.2 percent or $1.2 billion. This contributed to 55.2 percent of the total advance balance reduction between year-end 2010 and 2011. Of the $2.1 billion decrease (from 2010 to 2011 year-end), $0.6 billion was due to advance prepayments from two institutional failures in our district. The overall decrease in the demand for FHLBank advances can be attributed to fairly widespread deleveraging taking place in the financial services industry. Member institutions continue to experience growth in deposits that exceeds the demand for loans in their communities. In addition, many members continue to increase on-balance sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. Currently, there is no evidence to indicate that our advances will increase until there is an improvement in U.S. economic activity that results in a decrease in deposits (outflow into the stock market or other investments) or an increase in loan demand at our member financial institutions. If advances continue to decline, we expect to: (1) repurchase excess capital stock, consistent with past practice, when and as requested; and (2) leverage capital in the range of 18:1 to 20:1 as conditions dictate. Note that during 2011 we began targeting our level of non-MBS investments as a means of managing our unsecured credit risk, rather than targeting a specific leverage ratio. For this reason, it is possible that our leverage may rise above or fall below the indicated leverage ratio from time-to-time. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances.

Rather than match fund long-term advances, we elected to swap a significant portion of advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 81.6 percent and 85.4 percent of our total advance portfolio as of December 31, 2011 and 2010, respectively.

Our potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions in our four-state district, but also includes potential credit risk exposure to three housing associates and a small number of non-members. Table 22 presents advances outstanding by borrower type (in thousands):

Table 22

	December 31, 2011	December 31, 2010
Member advances:
Commercial banks	$5,373,920	$6,018,372
Thrift institutions	5,458,845	6,521,531
Credit unions	666,697	624,939
Insurance companies	5,213,088	5,456,492
Total member advances	16,712,550	18,621,334

Non-member advances:
Housing associates	46,100	87,900
Non-member borrowers1	91,845	214,025
Total non-member advances	137,945	301,925

TOTAL PAR VALUE	$16,850,495	$18,923,259

1	Includes former members that have merged into or were acquired by non-members.

Table 23 presents information on our five largest borrowers as of December 31, 2011 and 2010 (in thousands). We had rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 23

	December 31, 2011		December 31, 2010
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Capitol Federal Savings Bank	$2,550,000	15.1%	$2,376,000	12.6%
MidFirst Bank	2,195,000	13.0	3,088,000	16.3
Security Life of Denver Ins. Co.	1,640,000	9.8	1,350,000	7.1
Security Benefit Life Insurance Co.	1,259,330	7.5	1,259,330	6.7
Pacific Life Insurance Co.	1,000,000	5.9	1,500,000	7.9
TOTAL	$8,644,330	51.3%	$9,573,330	50.6%

Table 24 presents the interest income associated with the five borrowers with the highest interest income for the years ended December 31, 2011 and 2010 (in thousands). If the borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 24

	2011		2010
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$82,410	22.2%	$88,861	18.8%
Pacific Life Insurance Co.	26,612	7.2	27,228	5.8
American Fidelity Assurance Co.	17,606	4.7	18,343	3.9
Security Benefit Life Insurance Co.	10,444	2.8	10,323	2.2
United of Omaha	8,228	2.2
TierOne Bank2			9,954	2.1
TOTAL	$145,300	39.1%	$154,709	32.8%

1
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(216.8) million in 2011 and $(277.2) million in 2010.

2
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the FHLBank of Des Moines. All outstanding advances were subsequently prepaid.

Prepayment Fees – Advances are priced based on our marginal cost of issuing matched-maturity funding while considering our related administrative and operating costs, pricing on other funding alternatives available to members and desired profitability targets. Advances with a maturity or re-pricing period greater than three months that do not include call features that can be exercised at the option of the member generally incorporate a fee sufficient to make us financially indifferent should the borrower decide to prepay the advance.

Letters of Credit – We also issue letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the same requirements as for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending may also be secured by state and local government securities. Outstanding letters of credit balances totaled $2.8 billion and $2.9 billion as of December 31, 2011 and 2010, respectively.

Housing Associates – We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2011 and 2010, which are noted in Table 22, represent less than one percent of total advances for each period presented.

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

The amount of new loans originated by or acquired from in-district PFIs during 2011 was $1.6 billion. These new originations and acquisitions, net of loan payments received, resulted in a sizable increase in the outstanding balance of the MPF portfolio from December 31, 2010 to December 31, 2011 (see Table 20). With total assets declining and new originations increasing, mortgage loans as a percentage of total assets increased from 11.1 percent as of December 31, 2010 to 14.9 percent as of December 31, 2011.

Primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. On December 31, 2010, we transferred $120.5 million of mortgage loans held for portfolio to held-for-sale based on our intent to sell these specifically identified mortgage loans. We sold these loans during the second quarter of 2011. We have no recourse or other continuing involvement with the loans sold.

In an effort to manage the total volume of MPF mortgage loans on our books, management has researched and continues to research options that may help manage the overall level of our MPF loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. We also have the ability to offer the MPF Xtra product, where we would be a conduit that PFIs would use to sell loans to FHLBank of Chicago, then simultaneously to Fannie Mae. The FHLBank does not currently offer the MPF Xtra product to its PFIs, but has conditional FHFA approval to offer the product if/when needed to further manage the size of our mortgage loan portfolio volumes.

The number of approved PFIs increased from 191 as of December 31, 2010 to 221 as of December 31, 2011. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2012 and beyond as we strive to increase the number of active PFIs. Table 25 presents our top five PFIs, the outstanding balances of loans sold to us as of December 31, 2011 and 2010 (in thousands) and the percentage of those loans to total MPF loans outstanding on those dates. If a PFI was not one of the top five for one of the years presented, the applicable column is left blank.

Table 25

	MPF Loan Balance as of December 31, 2011	Percent of Total MPF Loans	MPF Loan Balance as of December 31, 2010	Percent of Total MPF Loans
Mutual of Omaha Bank1	$444,959	9.1%	$448,239	10.5%
Bank of America, N.A.2	234,903	4.8	302,313	7.1
Farmers Bank & Trust N.A.	195,978	4.0	179,351	4.2
Bank of the West3	183,313	3.8	233,171	5.5
West Gate Bank4	128,325	2.6
Security Savings Bank, FSB4			130,216	3.1
TOTAL	$1,187,478	24.3%	$1,293,290	30.4%

1
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and a portion of TierOne Bank, including the CE obligation for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the FHLBank of Des Moines. Great Western Bank subsequently sold originating representations and warrants, servicing and CE obligations to Mutual of Omaha Bank through a Purchase and Sale Agreement as of November 1, 2010. Mutual of Omaha is an active PFI, selling both conventional and government loans under the MPF Program.

2	Formerly La Salle Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
3
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the FHLBank of San Francisco.

4
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and a portion of Security Savings Bank, FSB, not including the CE obligation and servicing for the MPF loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Simmons First National Bank, a member of the FHLBank of Dallas. The servicing and CE obligation were subsequently purchased from the FDIC by West Gate Bank, Lincoln, NE. On August 26, 2011, we entered into a settlement agreement with the FDIC to satisfy the originating representations and warranties.

The outstanding balances for Bank of America and Bank of the West (non-members that no longer have the ability to actively sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios. Most of our mortgage loan portfolio growth during 2011 came collectively from smaller PFIs that may not be set up to sell directly to Fannie Mae or Freddie Mac. However, some larger PFIs have begun to sell mortgages under the MPF Program because of the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans, primarily Fannie Mae and Freddie Mac.

Table 26 presents information regarding the asset quality of our MPF portfolio as of December 31, 2011, 2010, 2009, 2008 and 2007 (in thousands):

Table 26

	2011	2010	2009	2008	2007
Nonaccrual, past due and restructured loans
Nonaccrual loans, unpaid principal balance1	$25,772	$25,714	$22,730	$8,934	$5,640
Loans past due 90 days or more and still accruing interest, unpaid principal balance	11,397	9,439	4,800	948	929

Allowance for credit losses on mortgage loans
Beginning balance	$2,911	$1,897	$884	$844	$854
Charge-offs/recoveries2	(496)	(483)	(241)	(156)	15
Provision for (reversal of) mortgage loan losses	1,058	1,582	1,254	196	(25)
Mortgage loans transferred to held for sale	0	(85)	0	0	0
Ending balance	$3,473	$2,911	$1,897	$884	$844

Interest income shortfall for nonaccrual loans
Gross amount of interest income that would have been recorded based on original terms	$1,669	$1,785	$1,413	$585	$365
Interest actually recognized in income during the period	(1,168)	(1,401)	(1,108)	(494)	(317)
Shortfall	$501	$384	$305	$91	$48

1
Conventional real estate mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $0.5 million and $0.2 million as of December 31, 2011 and 2010, respectively. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

2	The ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2011, 2010, 2009, 2008 and 2007.

The serious delinquency rate of the MPF portfolio did not change from December 31, 2010 to December 31, 2011 (see Table 27). According to the December 31, 2011 Mortgage Bankers Association National Delinquency survey, the weighted average of all conventional mortgage loans 90 days or more past due was 4.2 percent. This is approximately seven times the level of seriously delinquent loans in our mortgage loan portfolio. Table 27 presents delinquency information for the unpaid principal of conventional loans as of December 31, 2011 and December 31, 2010 (in thousands):

Table 27

	December 31, 2011	December 31, 2010
30 to 59 days delinquent and not in foreclosure	$29,958	$35,046
60 to 89 days delinquent and not in foreclosure	8,787	10,180
90 days or more delinquent and not in foreclosure	10,310	11,546
In process of foreclosure1	13,242	12,784
Total conventional mortgage loans delinquent or in process of foreclosure	$62,297	$69,556

Real estate owned (carrying value)	$4,489	$4,740

Serious delinquency rate2	0.6%	0.6%

1	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. Only fixed rate prime conventional mortgage loans are held in the MPF portfolio.

Two indications of credit quality are FICO scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 28 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding as of December 31, 2011 and 2010:

Table 28

FICO Score1	December 31, 2011	December 31, 2010
< 620	1.7%	2.4%
620 to < 660	4.0	4.8
660 to < 700	11.7	12.6
700 to < 740	19.0	19.3
>= 740	63.6	60.9
	100.0%	100.0%

Weighted average	748	744

1	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. Table 29 provides LTV ratios at origination for conventional mortgage loans outstanding as of December 31, 2011 and 2010:

Table 29

LTV	December 31, 2011	December 31, 2010
<= 60%	19.4%	19.4%
> 60% to 70%	15.4	15.7
> 70% to 80%	52.0	50.6
> 80% to 90%	7.8	8.7
> 90% to < 100%	5.4	5.6
	100.0%	100.0%

Weighted average	71.8%	71.9%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2011. Table 30 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state as of December 31, 2011 and 2010.

Table 30

	12/31/2011	12/31/2010
Kansas	33.0%	32.8%
Nebraska	27.8	28.3
Oklahoma	11.9	10.3
Colorado	7.8	6.6
California	3.3	3.2
All other	16.2	18.8
TOTAL	100.0%	100.0%

The credit risk of MPF loans is managed by structuring potential credit losses into certain layers. As is customary for conventional mortgage loans, PMI is required for MPF loans with LTVs greater than 80 percent. Losses beyond the PMI layer are absorbed by an FLA established for each pool of mortgage loans sold by a PFI up to the maximum amount of the remaining FLA net of credit losses. We are responsible for all losses up to the amount of the net FLA for any given pool of mortgage loans. Table 31 presents a roll forward analysis of the FLA for the periods ended December 31, 2011 and 2010 (in thousands):

Table 31

	Increase to FLA	Losses Incurred1	Total
Balance as of December 31, 2009	$18,243	$(899)	$17,344
Increase to FLA	4,021	0	4,021
Losses incurred	0	(427)	(427)
Balance as of December 31, 2010	22,264	(1,326)	20,938
Increase to FLA	4,287	0	4,287
Losses incurred	0	(1,433)	(1,433)
Balance as of December 31, 2011	$26,551	$(2,759)	$23,792

1
There were de minimis reductions in CE fees paid for losses absorbed in the FLA during 2011, 2010 and 2009 (see Note 8 of the Notes to the Financial Statements under Item 8 for additional information regarding the CE loss obligation layer, gross CE fees paid and CE fees recovered from PFIs). Losses did not exceed the FLA balance at any time during 2011 or 2010.

If losses beyond our FLA layer are incurred for any given pool of mortgage loans, they are then absorbed through a CE obligation of the PFI that sold the MPF loans to us, limited to the remaining CE obligation (see Item 1 – “Business – Mortgage Loans” for additional information). Table 32 presents the outstanding principal balance and average CE obligation by MPF product for our mortgage loan portfolio as of December 31, 2011 and 2010 (amounts in thousands):

Table 32

	December 31, 2011		December 31, 2010
	Outstanding Balance	Average CE Obligation	Outstanding Balance	Average CE Obligation
Original MPF	$3,036,659	5.7%	$2,642,573	5.1%
MPF 100	188,371	5.9	213,631	5.0
MPF 125	806,914	3.4	628,691	2.6
MPF Plus	234,903	0.0	302,212	0.0
MPF Government	603,032		468,006
TOTAL PAR VALUE	$4,869,879		$4,255,113

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further information). The provision for mortgage loan losses has increased with an increase in the outstanding balance of mortgage loans. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio.

Investments: Investments are generally used for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not reduced in proportion to the decline in advances.

Short-term investments used for liquidity purposes consist primarily of deposits in banks, overnight Federal funds, certificates of deposit, bank notes, commercial paper and securities purchased under agreements to resell (e.g. reverse repurchase agreements). Short-term investments, which include investments with remaining maturities of one year or less, were $3.5 billion and $6.1 billion as of December 31, 2011 and 2010, respectively. Some of the decrease in short-term investments from 2010 to 2011 is attributable to a decrease in capital related to declining advance balances while the remaining reduction is the result of a conscious decision by management in the latter part of the third quarter 2011 to manage our non-mortgage investments to a lower level in the current credit environment. In addition to lowering the overall level of non-mortgage investments, management has also changed the composition of our investments by increasing the use of secured reverse repurchase agreements and transitioning away from unsecured credit exposure with foreign entities for the more favorable credit profile of domestic GSEs. Throughout 2011, our short-term investment securities were held as trading in order to enhance our liquidity position. Our long-term investment portfolio, consisting of U.S. Treasury notes, GSE debentures, MBS/CMOs and taxable state or local housing finance agency securities, was $7.1 billion and $8.7 billion as of December 31, 2011 and 2010, respectively. The decrease in the long-term investment portfolio can be largely attributed to decreasing balances in our MBS/CMO portfolio where the investment authority limit is directly related to the decreasing amount of capital stock outstanding as discussed previously. The GSE debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and are classified as trading to enhance our liquidity position. Most of our current unsecured GSE debentures are fixed rate bonds, which are swapped from fixed to variable rates. During 2011, we purchased GSE and government-guaranteed debentures to replace short term unsecured money market investments. Most of these 2011 purchases mature in two and a half years or less.

Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use a combination of short-term and long-term securities classified as trading to sustain the liquidity necessary to meet member credit needs and to provide a reasonable return on member deposits. Long-term securities classified as held-to-maturity are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of December 31, 2011, we held $0.3 billion in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS in the trading portfolio are variable rate U.S. Agency or GSE issues, which were acquired and classified as such with the intent of minimizing the volatility of price changes over time. Note, however, that even variable rate Agency MBS were subject to a significant amount of price volatility during the financial market credit crisis with the widening of the option-adjusted spreads of these instruments during 2007 and 2008, followed by a tightening of the option-adjusted spreads of these instruments during 2009 and 2010.

On March 24, 2008, the Federal Housing Finance Board (Finance Board), predecessor to the Finance Agency, issued Resolution 2008-08, “Temporary Authorization to Invest in Additional Agency Mortgage Securities.” In the Resolution, the restrictions in the FMP that limit an FHLBank’s investment in mortgage securities to 300 percent of its capital and restrict quarterly increases in holdings of mortgage securities to no more than 50 percent of capital were waived so that an FHLBank could temporarily invest in Agency mortgage securities up to an additional 300 percent of its capital, subject to specified conditions. During the second quarter of 2008, we grew the MBS portfolio to 400 percent of capital and maintained a target at this level until the first quarter of 2010. At that time, we grew the portfolio to approximately 500 percent of capital. Since then, the MBS portfolio has been declining and as December 31, 2011 was nearly down to the 300 percent of capital limitation. We anticipate maintaining our MBS at or near the 300 percent of capital limitation during 2012 and beyond.

As part of our strategy of investing in variable rate MBS/CMOs, we purchase interest rate caps as economic hedges of the caps embedded in these investment securities. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. We have determined that no adjustment of our purchased cap portfolio is necessary at this time. See Tables 72 and 73 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

In November 2010, we purchased $300 million of a ten-year U.S. Treasury note. The U.S. Treasury was purchased as an asset-liability management tool in response to our duration of equity risk profile which, as interest rates declined towards the latter part of 2010, was moving towards the outer bounds of management’s operating duration limits. As interest rates increased during the latter part of November and throughout December, management concerns about our duration risk profile decreased and; therefore, $100 million of this position was sold in January 2011. As our duration profile continued to improve through January, February and March 2011, we decreased this position further by selling an additional $100 million in March 2011. Our duration profile continued to improve through April and May 2011, we closed our position by selling the remaining $100 million in May 2011. See “Risk Management – Interest Rate Risk Management” in this Item 7 for further discussion of our interest rate risk profile.

We support state and local HFAs within the Tenth District through our participation in the market for in-district taxable state and local HFA securities. State and local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state and local HFA securities in the primary market, we not only receive competitive returns but also provide necessary liquidity to traditionally underserved segments of the housing market. We also provide standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2011 expire no later than 2014 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.5 billion and $1.6 billion as of December 31, 2011 and 2010. We were not required to purchase any bonds under these agreements during 2011 or 2010. The HFA securities backed by our SBPAs have continued to perform well throughout 2011. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. Although we only had SBPAs with state HFAs within the Tenth District as of the end of the year, we recently acquired participation interests in two SBPAs between another FHLBank and an HFA in its district. These participations resulted in a $105.3 million standby commitment to purchase bonds. We may continue to acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs in the future.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset-liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 5 in the Notes to Financial Statements included in Item 8 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments as of December 31, 2011, 2010 and 2009 are summarized by security type in Table 33 (in thousands).

Table 33

	December 31, 2011	December 31, 2010	December 31, 2009
Trading securities:
Commercial paper	$599,482	$2,349,565	$2,589,560
Certificates of deposit and bank notes	1,019,520	1,755,013	3,199,963
U.S. guaranteed debentures	494,236	0	0
U.S. Treasury notes	0	282,996	0
GSE debentures	2,098,844	1,505,723	1,650,563
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,380	1,534	1,704
GSE residential MBS	345,701	440,108	570,886
Total trading securities	4,559,163	6,334,939	8,012,676

Held-to-maturity securities:
State and local housing agency obligations	84,548	99,012	115,858
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	18,167	23,048	29,876
GSE residential MBS	4,064,679	5,374,220	5,383,640
Private-label residential MBS	771,478	1,217,904	1,818,370
Private-label commercial MBS	37,077	40,022	40,108
Manufactured housing loan ABS	0	88	334
Home equity loan ABS	1,383	1,684	2,025
Total held-to-maturity securities	4,977,332	6,755,978	7,390,211
Total securities	9,536,495	13,090,917	15,402,887

Interest-bearing deposits	42	24	54

Federal funds sold	1,040,000	1,755,000	945,000

TOTAL INVESTMENTS	$10,576,537	$14,845,941	$16,347,941

The contractual maturities of our investments as of December 31, 2011 are summarized by security type in Table 34 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 34

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$599,482	$0	$0	$0	$599,482
Certificates of deposit	1,019,520	0	0	0	1,019,520
U.S. guaranteed debentures	494,236	0	0	0	494,236
GSE debentures	352,034	1,497,082	249,728	0	2,098,844
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	0	0	1,380	1,380
GSE residential MBS	0	0	0	345,701	345,701
Total trading securities	2,465,272	1,497,082	249,728	347,081	4,559,163
Yield on trading securities	0.98%	3.10%	5.37%	2.13%

Held-to-maturity securities:
State and local housing agency obligations	0	0	5,095	79,453	84,548
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	0	291	837	17,039	18,167
GSE residential MBS	0	0	30,920	4,033,759	4,064,679
Private-label residential MBS	0	0	123,582	647,896	771,478
Private-label commercial MBS	0	0	0	37,077	37,077
Home equity loan ABS	0	0	0	1,383	1,383
Total held-to-maturity securities	0	291	160,434	4,816,607	4,977,332
Yield on held-to-maturity securities	-%	7.00%	4.35%	2.62%

Total securities	2,465,272	1,497,373	410,162	5,163,688	9,536,495
Yield on total securities	0.98%	3.10%	4.93%	2.59%

Interest-bearing deposits	42	0	0	0	42

Federal funds sold	1,040,000	0	0	0	1,040,000

TOTAL INVESTMENTS	$3,505,314	$1,497,373	$410,162	$5,163,688	$10,576,537

Securities Ratings – Table 35 presents the carrying value of our investments by rating as of December 31, 2011 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 35

	Investment Ratings December 31, 2011 Carrying Value1
	Long-term Rating									Short-term Rating	Total
	Investment Grade				Below Investment Grade					Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	Single-C	A-1 or higher/ P-1/F1
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$0	$42	$42

Federal funds sold2	0	0	0	0	0	0	0	0	0	1,040,000	1,040,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper2		0	0		0	0	0	0	0	599,482	599,482
Certificates of deposit2	0	0	0		0	0	0	0	0	1,019,520	1,019,520
U.S. guaranteed debentures	0	494,236	0		0	0	0	0	0	0	494,236
GSE debentures	0	2,098,844	0		0	0	0	0	0	0	2,098,844
State or local housing agency obligations	26,073	37,035	0	21,440	0	0	0	0	0	0	84,548
Total non-mortgage-backed securities	26,073	2,630,115	0	21,440	0	0	0	0	0	1,619,002	4,296,630
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	0	19,547	0	0	0	0	0	0	0	0	19,547
GSE residential MBS	0	4,410,380	0	0	0	0	0	0	0	0	4,410,380
Private label residential MBS	173,167	56,560	98,035	166,335	64,523	116,904	67,705	23,024	5,225	0	771,478
Private label commercial MBS	37,077	0	0	0	0	0	0	0	0	0	37,077
Home equity loan ABS	0	0	0	0	0	522	358	503	0	0	1,383
Total mortgage-backed securities	210,244	4,486,487	98,035	166,335	64,523	117,426	68,063	23,527	5,225	0	5,239,865

TOTAL INVESTMENTS	$236,317	$7,116,602	$98,035	$187,775	$64,523	$117,426	$68,063	$23,527	$5,225	$2,659,044	$10,576,537

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $28.9 million at December 31, 2011.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 93 days.

Table 36 presents the carrying value of our investments by rating as of December 31, 2010 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 36

	Investment Ratings December 31, 2010 Carrying Value1
	Long-term Rating								Short-term Rating
	Investment Grade				Below Investment Grade				Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	A-1 or higher/ P-1/F1	A-2/ P-2/ F22	Total
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$24	$0	$24

Federal funds sold3	0	0	0	0	0	0	0	0	1,555,000	200,000	1,755,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper3	0	0	0	0	0	0	0	0	2,349,565	0	2,349,565
Certificates of deposit3	0	0	0	0	0	0	0	0	1,755,013	0	1,755,013
US Treasury notes	282,996	0	0	0	0	0	0	0	0	0	282,996
GSE debentures	1,505,723	0	0	0	0	0	0	0	0	0	1,505,723
State or local housing agency obligations	38,977	36,275	23,760	0	0	0	0	0	0	0	99,012
Total non-mortgage-backed securities	1,827,696	36,275	23,760	0	0	0	0	0	4,104,578	0	5,992,309
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	24,582	0	0	0	0	0	0	0	0	0	24,582
GSE residential MBS	5,814,328	0	0	0	0	0	0	0	0	0	5,814,328
Private label residential MBS	607,458	126,060	98,181	42,023	60,124	211,032	45,419	27,607	0	0	1,217,904
Private label commercial MBS	40,022	0	0	0	0	0	0	0	0	0	40,022
Manufactured housing loan ABS	88	0	0	0	0	0	0	0	0	0	88
Home equity loan ABS	0	0	0	0	571	0	411	702	0	0	1,684
Total mortgage-backed securities	6,486,478	126,060	98,181	42,023	60,695	211,032	45,830	28,309	0	0	7,098,608

TOTAL INVESTMENTS	$8,314,174	$162,335	$121,941	$42,023	$60,695	$211,032	$45,830	$28,309	$5,659,602	$200,000	$14,845,941

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $35.0 million at December 31, 2010.
2	This Federal funds sold transaction was invested with an eligible member. In the normal course of our business, we do not invest in A-2/P-2/F-2 short-term investments with non-member institutions.
3	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 97 days.

Table 37 presents the carrying value and fair values of our investments by credit rating as of December 31, 2011 and March 15, 2012 for securities that have been downgraded during that period (in thousands):

Table 37

Investment Ratings	Downgrades – Balances Based on Values at December 31, 20111
As of December 31, 2011	As of March 15, 2012	Private-label Residential MBS
From	To	Carrying Value	Fair Value
Triple-A	Double-A	$10,470	$10,481

Single-A	Triple-B	2,327	2,353
	Double-B	4,548	3,795
TOTAL		$17,345	$16,629

1	Investments that matured subsequent to December 31, 2011 and on or before March 15, 2012 are excluded from this table.

Table 38 presents the carrying value and fair value as of December 31, 2011 by credit rating (as of March 15, 2012) of our investment portfolio for securities on negative watch with the lowest rated NRSRO as of March 15, 2012 (in thousands):

Table 38

On Negative Watch – Balances Based on Values at December 31, 20111
Investment Ratings	Private-label Residential MBS		Home Equity Loan ABS
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term ratings:
Triple-A	$1,741	$1,426	$0	$0
Double-A	26,900	21,418	0	0
Single-A	31,543	28,976	0	0
Triple-B	23,483	17,767	0	0
Double-B	7,695	5,959	0	0
Triple-C	0	0	321	398
TOTAL	$91,362	$75,546	$321	$398

1	Investments that matured subsequent to December 31, 2011 and on or before March 15, 2012 are excluded from this table.

Securities Concentrations – Table 39 presents securities held from issuers, excluding securities issued or guaranteed by U.S. government agencies, with book values greater than ten percent of our capital as of December 31, 2011(in thousands):

Table 39

December 31, 2011
Name of Issuer	Total Book Value	Total Fair Value
Westpac Banking Corporation	$225,000	$224,906
Bank of Nova Scotia	215,000	214,884
The Toronto-Dominion Bank	200,000	199,853
GE Capital Corporation	199,931	199,766
National Australia Bank Ltd.	175,000	174,887
TOTAL	$1,014,931	$1,014,296

Note: None of the issuers of these securities are FHLBank Topeka members or subsidiaries of FHLBank Topeka members.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private-label MBS since June 2006. All of the acquisitions of private-label MBS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. We only purchased private-label MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition. Private-label MBS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 40 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral as of December 31, 2011 and 2010 (in thousands):

Table 40

	December 31, 2011			December 31, 2010
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$320,747	$174,778	$495,525	$638,979	$211,745	$850,724
Alt-A	180,663	127,746	308,409	235,658	155,759	391,417
Total private-label residential MBS	501,410	302,524	803,934	874,637	367,504	1,242,141

Private-label commercial MBS:
Prime	37,077	0	37,077	39,940	0	39,940

Manufactured housing loan ABS:
Prime	0	0	0	0	88	88

Home equity loan ABS:
Subprime	0	4,272	4,272	0	4,924	4,924
TOTAL	$538,487	$306,796	$845,283	$914,577	$372,516	$1,287,093

1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. The fair value of these securities began improving in the latter part of 2009 and into 2010. Declines in fair values have been particularly evident across the market for private-label MBS securitized in 2006 and 2007 due to less stringent underwriting standards used by mortgage originators during those years. Over 95 percent of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS, earlier vintages have not been immune to the declines in fair value. Tables 41 through 43 present statistical information for our private-label MBS by year of securitization and collateral type as of December 31, 2011 (dollar amounts in thousands):

Table 41

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$135,989	$0	$0	$135,989
Double-A	43,382	0	0	43,382
Single-A	59,301	0	0	59,301
Triple-B	100,268	0	20,909	79,359
Below investment grade:
Double-B	51,860	13,219	26,790	11,851
Single-B	59,571	6,644	52,927	0
Triple-C	34,208	10,704	19,057	4,447
Double-C	5,305	5,305	0	0
Single-C	5,641	0	5,641	0
TOTAL	$495,525	$35,872	$125,324	$334,329

Amortized cost	$493,461	$35,627	$124,267	$333,567
Gross unrealized losses	(33,392)	(812)	(2,498)	(30,082)
Fair value	462,625	34,815	121,994	305,816

OTTI:
Credit-related OTTI	$687	$0	$547	$140
Non-credit-related OTTI	2,938	0	756	2,182
TOTAL	$3,625	$0	$1,303	$2,322

Weighted average percentage of fair value to UPB	93.4%	97.1%	97.3%	91.5%
Original weighted average credit support1	3.3	3.0	3.1	3.4
Weighted average credit support1	8.0	4.4	5.5	9.3
Weighted average collateral delinquency2	6.6	9.1	7.5	6.0

Private-label commercial MBS:
UPB by credit rating:
Triple-A	$37,077	$0	$0	$37,077

Amortized cost	$37,077	$0	$0	$37,077
Gross unrealized losses	0	0	0	0
Fair value	37,650	0	0	37,650

Weighted average percentage of fair value to UPB	101.5%	0%	0%	101.5%
Original weighted average credit support1	21.5	0	0	21.5
Weighted average credit support1	27.8	0	0	27.8
Weighted average collateral delinquency2	2.8	0	0	2.8

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 42

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization – Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$37,494	$0	$37,494
Double-A	13,291	0	13,291
Single-A	38,839	0	38,839
Triple-B	67,647	0	67,647
Below investment grade:
Double-B	13,086	2,385	10,701
Single-B	61,460	28,635	32,825
Triple-C	41,715	25,282	16,433
Double-C	34,877	34,877	0
TOTAL	$308,409	$91,179	$217,230

Amortized cost	$301,419	$84,760	$216,659
Gross unrealized losses	(33,631)	(18,040)	(15,591)
Fair value	269,817	66,720	203,097

OTTI:
Credit-related OTTI	$3,719	$3,468	$251
Non-credit-related OTTI	6,342	2,730	3,612
TOTAL	$10,061	$6,198	$3,863

Weighted average percentage of fair value to UPB	87.5%	73.2%	93.5%
Original weighted average credit support1	4.9	5.5	4.6
Weighted average credit support1	10.8	6.8	12.5
Weighted average collateral delinquency2	10.7	13.6	9.5

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
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Single-B	$1,295
Triple-C	639
Double-C	2,338
TOTAL	$4,272

Amortized cost	$1,740
Gross unrealized losses	(82)
Fair value	2,161

OTTI:
Credit-related OTTI	$305
Non-credit-related OTTI	(305)
TOTAL	$0

Weighted average percentage of fair value to UPB	50.6%
Original weighted average credit support2	35.4
Weighted average credit support2	2.6
Weighted average collateral delinquency3	30.4

1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

At the time of acquisition, our private-label MBS were limited to securities where the geographic concentration of loans collateralizing the security were limited to no single state representing more than 50 percent of the total dollar amount. As the structure of the underlying collateral shifts because of prepayments, the state concentration in private-label MBS shifts. Thus, management continues to monitor concentration of the underlying collateral for our private-label MBS portfolio for risk management purposes. Table 44 presents our geographic concentration of collateral securing private-label MBS (excluding commercial MBS) as of December 31, 2011 for those states with concentrations of five percent or greater of total private-label MBS (excluding commercial MBS):

Table 44

	Percentage of Total Par Value1
Security Type	California	New York	Florida
Private-label residential MBS:
Prime	33.2%	8.8%	6.9%
Alt-A	34.1	6.0	7.4
Total private-label residential MBS	33.5	7.7	7.1

Home equity loan ABS:
Subprime	0.1	0.4	7.8

TOTAL	33.4%	7.7%	7.1%

1	Calculated based upon weighted average geographic concentrations as available from third-party servicers.

As of December 31, 2011, we held private-label home equity loan ABS covered by monoline insurance companies, which provide credit support for these securities. Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses. Table 45 presents coverage amounts and unrecognized losses as of December 31, 2011 (in thousands) on the private-label ABS covered by monoline bond insurers on which we are placing reliance:

Table 45

	MBIA Insurance Corp.
Year of Securitization	Insurance Coverage	Gross Unrealized Losses
Home equity loan ABS:
2004 and prior	$1,295	$0

Table 46 presents the NRSRO credit ratings as of December 31, 2011 for all monoline insurance companies that provide credit support for our home equity loan ABS:

Table 46

	Moody’s Credit Rating	S&P Credit Rating	Fitch Credit Rating
MBIA Insurance Corp.	B3	B	NR1
Financial Guaranty Insurance Company	NR1	NR1	NR1

1	Not rated.

As of December 31, 2011, the amortized cost of private-label securities with unrecognized losses was $517.8 million. (See Note 5 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 47 presents characteristics of our private-label MBS/ABS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages.

Table 47

	December 31, 2011					March 15, 2012 Ratings Based on December 31, 2011 UPB2,3
Security Type	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$329,473	$328,422	$33,392	7.5%	11.0%	8.7%	47.9%	43.4%	16.2%

Alt-A:
Alt-A option arm	15,100	10,770	3,053	33.7	0.0	0.0	0.0	100.0	0.0
Alt-A other	180,501	178,069	30,578	11.1	4.6	4.3	30.1	65.6	14.5
Total Alt-A	195,601	188,839	33,631	12.9	4.2	4.0	27.8	68.2	13.3

Home equity loan ABS:
Subprime	639	524	82	28.7	0.0	0.0	0.0	100.0	88.9

TOTAL	$525,713	$517,785	$67,105	9.5%	8.5%	6.9%	40.4%	52.7%	15.2%

1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO as of December 31, 2011. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of December 31, 2011.

2	Represents the lowest ratings available for each security based on NRSROs.
3	Excludes investments held as of December 31, 2011 that have been paid down in full as of March 15, 2012.

Other-than-temporary Impairment – During the credit crises of 2008, the values of our private-label held-to-maturity MBS portfolio declined significantly. Despite the improvement in the fair value since that time, the fair values of a portion of our private-label MBS remain below amortized cost as of December 31, 2011. However, based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 27 private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 7 and Note 5 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information on our OTTI evaluation process. Beginning in the second quarter of 2009, we implemented a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are a voting member, for the majority of its private-label residential MBS (RMBS) and home equity loan investments. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank using other methods. The total par value of these securities was $72.7 million as of December 31, 2011.

Beginning in the third quarter of 2009, the process involved selecting 100 percent of our private-label MBS portfolio, excluding Agency MBS and private-label commercial MBS, for purposes of OTTI cash flow analysis to be run using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS where underlying collateral data was not available, we performed alternative procedures to assess these securities for OTTI. The risk models and loan information data sources used in 2011 were the same as in 2010. Enhancements to these models have been made over time with the periodic release of new versions by the corresponding vendors.

Tables 48 and 49 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI for the year ended December 31, 2011 as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 48

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2006	7.6%	6.9-9.5%	12.2%	7.1-25.7%	40.1%	33.1-45.1%	4.4%	3.2-5.1%
2005	8.6	4.6-12.3	12.4	2.8-22.9	35.0	28.8-39.9	5.5	2.2-12.2
2004 and prior	15.7	3.0-42.1	7.8	0.0-36.6	27.4	0.0-67.3	9.2	2.3-51.5
Total prime	13.3	3.0-42.1	9.3	0.0-36.6	30.2	0.0-67.3	7.9	2.2-51.5

Alt-A:
2005	8.2	4.6-9.9	23.3	13.9-57.5	40.6	28.5-45.1	6.8	1.7-28.3
2004 and prior	10.3	5.8-18.1	11.5	1.2-38.6	34.9	16.5-49.6	12.5	4.6-68.0
Total Alt-A	9.7	4.6-18.1	15.0	1.2-57.5	36.6	16.5-49.6	10.8	1.7-68.0

TOTAL	11.9%	3.0-42.1%	11.5%	0.0-57.5%	32.7%	0.0-67.3%	9.0%	1.7-68.0%

Table 49

Home Equity Loan ABS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities1
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and earlier	3.8%	1.6-5.0%	5.4%	4.3-6.2%	116.1%	79.0-133.5%	2.6%	0.0-17.5%

1
Although MBS/ABS investment losses cannot exceed 100 percent, the loss severity of the underlying collateral can exceed 100 percent as a result of extended periods in foreclosure which result in an accumulation of taxes, insurance, maintenance and other fees.

The FHLBank also evaluates other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During 2011, we did not identify any non-MBS securities as having impairment.

Based on the evaluation of all non-Agency MBS for OTTI, we have recognized OTTI on 27 private-label MBS securities from 2008 through 2011, including 17 that were first identified as other-than-temporarily impaired in 2011. Subsequent to their initial OTTI classification, some of these securities experienced further OTTI losses in ensuing quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations. See Note 5 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis was also performed for each security under a more stressful housing price scenario. The more stressful scenario was designed to provide an indication of the sensitivity of our private-label MBS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines were projected to range from 5 percent to 13 percent over the 3- to 9-month period beginning October 1, 2011. Thereafter, home prices were projected to increase within a range of 0 percent to 1.9 percent in the first year, 0 percent to 2.0 percent in the second year, 1.0 percent to 2.7 percent in the third year, 1.3 percent to 3.4 percent in the fourth year, 1.3 percent to 4.0 percent in each of the fifth and sixth years, and 1.5 percent to 3.8 percent in each subsequent year. (See Note 5 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a description of the assumptions used to determine actual credit-related OTTI.) Table 50 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended December 31, 2011 using base-case housing price index (HPI) assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 50

Housing Price Scenarios As of December 31, 2011
Security Type	Base Case1			Hypothetical Results Under Stress Test Scenario2
	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Total Private-label RMBS:
Prime	0	$0	$0	9	$41,346	$888
Alt-A	2	18,633	202	11	95,110	1,592
Total private-label RMBS	2	18,633	202	20	136,456	2,480

Home equity loan ABS:
Subprime	3	1,935	32	3	1,935	61
TOTAL	5	$20,568	$234	23	$138,391	$2,541

1
Represents OTTI credit losses for the quarter ended December 31, 2011 that were recognized on 5 of our 27 OTTI securities. No additional OTTI credit losses were recognized on the other 22 OTTI securities.

2	Represents OTTI credit losses that would have been recognized for the quarter ended December 31, 2011 and includes OTTI credit losses on 16 of our 27 OTTI securities.

Deposits: Deposit programs are offered for the benefit of our members and certain other qualifying non-members. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and, as a matter of prudence, we hold short-term assets with maturities similar to the deposits (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2012 if demand for loans at member institutions increases, if members continue to de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We have access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly priced borrowings.

Table 51 presents the maturities for time deposits in denominations of $100,000 or more by remaining maturity as of December 31, 2011 and 2010 respectively (in thousands):

Table 51

	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
Time certificates of deposit (by remaining maturity as of December 31, 2011)	$2,700	$0	$0	$2,700
Time certificates of deposit (by remaining maturity as of December 31, 2010)	47,200	0	0	47,200

Table 52 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits for 2011, 2010 and 2009 (in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 52

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$1,698,584	0.14%	$1,650,450	0.15%	$1,241,361	0.15%
Term deposits					204,760	1.32

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” we use debt with a variety of maturities and option characteristics to manage our interest rate risk profile. We make extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

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

Consolidated obligation discount notes are primarily used to fund shorter-term advances and investments (maturities of three months or less). However, we sometimes use short-term, fixed rate consolidated obligations, including discount notes, to fund longer-term, variable rate assets or assets swapped to synthetically create variable rate assets.

Total consolidated obligations decreased from December 31, 2010 to December 31, 2011 and the mix between discount notes and bonds changed over the period. Discount notes as a percentage of total consolidated obligations decreased from 38.9 percent as of the end of 2010 to 34.0 percent as of the end of 2011. The compositional decrease in discount notes was primarily a function of the decline in total assets, specifically declines in advances indexed to our short-term rates and short-term investments. Consolidated obligation bonds as a percentage of total consolidated obligations increased from 61.1 percent as of the end of 2010 to 66.0 percent as of the end of 2011 primarily reflecting the growth in our unswapped callable bond portfolio used to fund fixed rate mortgage loans and, to a lesser extent, fixed rate advances, from the end of 2010 to the end of 2011.

The spread between one- and three-month LIBOR and the overnight Federal funds target rate began declining in the first quarter of 2011 and continued through most of July 2011 before steadily increasing for the remainder of 2011 as the European debt crisis led to steady increases in LIBOR. At the end of 2011, the spread for three-month LIBOR to the Federal funds target rate increased to positive 33.1 bps from a positive 5.3 bps at December 31, 2010 and the one-month LIBOR spread increased to positive 4.5 bps at December 31, 2011 from a positive 1.1 bps at December 31, 2010. The LIBOR/Federal funds target rate spread is of significance because we have occasionally used bonds swapped to LIBOR at favorable sub-LIBOR rates to fund a portion of our short-term fixed rate advance, long-term variable rate advance, short-term money market investment and variable rate MBS portfolios. However, because of concerns of risk contagion surrounding the European sovereign debt crisis and its possible impact on LIBOR rates, we have managed our balance sheet throughout 2011 to minimize our LIBOR basis risk and, in general, maintain balances of liabilities that are indexed to LIBOR or swapped to LIBOR proportional to our assets that are indexed to LIBOR or swapped to LIBOR.

We continued to issue unswapped callable debt to fund fixed rate assets with prepayment characteristics and some fixed rate advances in order to keep optionality in the liability portfolios used to fund these assets. During 2011, we called $4.5 billion of unswapped callable bonds, and issued $5.2 billion of new debt with similar structures. The net growth in unswapped callable bonds was used to fund the growth in our mortgage loan portfolio during 2011 and to increase the percentage of unswapped callable debt used to fund fixed rate advances. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during 2011 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank short-term consolidated obligations in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Borrowings with original maturities of one year or less are considered short-term. Table 53 summarizes short-term borrowings for the years ended December 31, 2011, 2010 and 2009 (in thousands):

Table 53

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
	2011	2010	2009	2011	2010	2009
Outstanding at end of the period1	$10,251,723	$13,706,746	$11,588,284	$725,000	$1,150,000	$2,890,000
Weighted average rate at end of the period2	0.03%	0.16%	0.08%	0.19%	0.28%	0.59%
Daily average outstanding for the period1	$11,053,091	$13,843,259	$17,374,992	$1,138,082	$808,082	$4,153,575
Weighted average rate for the period2	0.10%	0.16%	0.45%	0.23%	0.42%	1.14%
Highest outstanding at any month-end1	$13,386,905	$15,613,655	$26,984,307	$1,650,000	$2,345,000	$5,387,000

1	Par value.
2	Computed based on par value and coupon/interest rate.

Derivatives: All derivatives are marked to fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the LIBOR/Swap interest rate curve fluctuates. Other factors such as market participant expectations, implied price/interest rate volatility and the shape of the curve can also drive the market price for derivatives.

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges). For additional information on how we use derivatives, see Item 1 – “Business – Use of Derivatives.”

The notional amount of total derivatives outstanding decreased by $3.9 billion from December 31, 2010 to December 31, 2011. The notional amount of total derivatives outstanding decreased primarily because of maturing swapped discount notes, called swapped step-up or step-down bonds, a decrease in derivatives swapping fixed rate convertible advances, maturing swapped fixed rate non-callable bonds and maturing interest rate caps. For additional information regarding the types of derivative instruments and risks hedged, see Tables 69 and 70 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

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

▪
Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase. As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchased all excess Class A Common Stock and we exchanged all excess Class B Common Stock for Class A Common Stock in August 2010. In October 2011, we repurchased all excess Class A Common Stock above $3 million for any member. The current practice of regular weekly exchanges of all Class B Common Stock in excess of $50,000 for Class A Common Stock began October 20, 2010 and is currently still in effect. As reflected in Table 55, the amount of excess stock held by members decreased in spite of the fact that we pay our quarterly dividends in the form of Class B Common Stock. This decrease is attributable to: (1) the capital management practices initiated; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase.

▪	Capital stock also decreased, to a smaller extent, due to the loss of members resulting from mergers and acquisitions, including failures, of 25 members during 2011.

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

The increase in retained earnings from December 31, 2010 to December 31, 2011 is attributed to the net income for the year of $77.3 million exceeding the $27.6 million payment of dividends in 2011. The increased loss in AOCI during 2011 is primarily attributable to the net non-credit component of OTTI of $4.5 million (non-credit OTTI losses, net of accretion and amounts reclassified to income) recognized during 2011.

Our capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 54 as of December 31, 2011 and 2010 (amounts in thousands):

Table 54

	2011		2010
	Count	Amount	Count	Amount
Commercial banks	700	$651,170	708	$709,762
Thrift institutions	37	321,968	39	390,475
Credit unions	72	70,743	65	59,067
Insurance companies	24	283,946	24	295,092
Total members and GAAP capital stock	833	1,327,827	836	1,454,396
Mandatorily redeemable capital stock	11	8,369	16	19,550
TOTAL REGULATORY CAPITAL STOCK	844	$1,336,196	852	$1,473,946

Following are highlights from our capital plan:
▪	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
▪	Both classes have $100 par value and both are defined as common stock;
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

▪
To the extent that a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with us. The activity-based requirements listed below are the current requirements, but are subject to change by our Board of Directors within ranges specified in the capital plan. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction as follows:

▪	Advances – 5.0 percent of outstanding advances (range = 4.0 to 6.0 percent);
▪	Letters of credit – 0.0 percent of outstanding letters of credit (range = 0.0 to 1.0 percent);
▪
AMA – 2.0 percent of the principal amount of member’s MPF loans (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

▪	Derivatives (interest rate swaps, caps, floors and equity options) – 0.0 percent of the total notional amount (range = 0.0 to 2.0 percent);
▪	Excess stock is calculated daily. We may exchange excess Class B Common Stock for Class A Common Stock, but only if we remain in compliance with our regulatory capital requirements after the exchange;
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

▪
Members were notified of the initial reference interest rate and spread that defines the dividend parity threshold prior to implementation of the plan and will be notified at least 90 days prior to any change thereof;

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

Our activity-based requirements are consistent with our cooperative structure: members’ stock ownership requirements generally increase as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based requirement and the member is required to purchase Class B Common Stock, the required purchase of Class B Common Stock may deter the member from entering into additional activity with us. Factors that affect members’ willingness to enter into activity with us and purchase additionally required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not significantly reduced advance activity with our members, although that may not hold true in the future. Given the competitiveness of the mortgage loan market and the fact that member balance sheets do not increase as mortgage loans are sold into the secondary market or sold into the MPF Program, it is possible that our activity-based requirement for AMA might have a significant bearing on a member’s willingness to sell mortgage loans to us under our MPF Program. This is one of the reasons that the initial activity-based stock purchase requirement for AMA was capped at 1.5 percent of a member’s total assets and was set at the lower end of our permissible range under the capital plan (range = 0.0 to 6.0 percent of the current outstanding balance of AMA originated by or through the member and acquired by us). We do not believe that our activity-based stock purchase requirement for AMA assets has had any significant negative influence on members’ willingness to participate in the MPF Program and sell us mortgage loans under the MPF Program, although this may not hold true in the future. Table 55 provides a summary of member capital requirements under our current capital plan as of December 31, 2011 and 2010 (in thousands):

Table 55

Requirement	12/31/2011	12/31/2010
Asset-based (Class A only)	$289,698	$295,408
Activity-based (additional Class B)1	757,953	832,084
Total Required Stock2	1,047,651	1,127,492
Excess Stock (Class A and B)	288,545	346,454
Total Stock2	$1,336,196	$1,473,946

Activity-based Requirements:
Advances3	$840,220	$941,768
AMA assets (MPF mortgage loans)4	89,730	78,125
Total Activity-based Requirement	929,950	1,019,893
Asset-based Requirement (Class A stock) not supporting member activity1	117,701	107,599
Total Required Stock2	$1,047,651	$1,127,492

1	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
2	Includes mandatorily redeemable capital stock.
3	Advances to housing associates have no activity-based requirements since housing associates cannot own FHLBank stock.
4	Out-of-district AMA mortgage loan participations purchased through other FHLBanks do not have activity-based stock requirements since these assets are not purchased from members of FHLBank Topeka.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, we are required to maintain permanent capital at all times in an amount at least equal to the sum of our credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as retained earnings and Class B stock, can be used to satisfy our risk-based capital requirement. The Finance Agency, at its discretion, may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. We are required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Finally, we are required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 14 in the Notes to Financial Statements included under Item 8 for compliance as of December 31, 2011 and 2010.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to Finance Agency regulation and our capital plan (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”). The dividend payout ratio represents the percentage of net income paid out as dividends. The significant decrease in the dividend payout ratio for 2011 (see Table 8 under Item 6) was attributable to the substantial increase in net income in 2011 relative to 2010 (see this Item 7 – “Results of Operations” for additional discussion).

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2009, 2010 and 2011 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 56 and 57 present the dividend rates per annum paid on capital stock under our capital plan during 2011 and 2010:

Table 56

Applicable Rate per Annum	12/31/2011	09/30/2011	06/30/2011	03/31/2011
Class A Common Stock	0.25%	0.25%	0.40%	0.40%
Class B Common Stock	3.50	3.50	3.00	3.00
Weighted Average1	2.12	2.10	1.87	1.89

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.08%	0.08%	0.09%	0.16%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 57

Applicable Rate per Annum	12/31/2010	09/30/2010	06/30/2010	03/31/2010
Class A Common Stock	0.40%	0.75%	0.75%	0.75%
Class B Common Stock	3.00	3.00	3.00	3.00
Weighted Average1	1.91	2.33	2.58	2.59

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.19%	0.19%	0.19%	0.14%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for 2012 will remain close to the differential for the fourth quarter of 2011, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock in 2012, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. We believe that dividends paid in the form of capital stock are advantageous to members because our capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with us or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”). If we were to change our practice and pay all dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Capital Adequacy: As of December 31, 2011, 78.0 percent of our capital was capital stock, and 22.0 percent was retained earnings and AOCI. As of December 31, 2010, 81.5 percent of our capital was capital stock, and 18.5 percent was retained earnings and AOCI. We were in compliance with our minimum regulatory capital requirements as of December 31, 2011 as mentioned previously. Additionally, we established within our RMP an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we otherwise treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). We also need liquidity to repay maturing consolidated obligations and other borrowings, to meet advance needs of our members, to make payments of dividends to our members and to repurchase excess capital stock at our discretion, whether upon the request of a member or at our own initiative (mandatory stock repurchases).

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income, and proceeds from repurchase agreements or the sale of unencumbered assets. Uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments, and contingent funding or purchase obligations including letters of credit and SBPAs.

Cash and short-term investments, which include investments with remaining maturities of one year or less, decreased from $6.1 billion as of December 31, 2010 to $3.6 billion as of December 31, 2011. This decrease in cash and short-term investments is primarily the result of actions taken in the latter part of the third quarter of 2011 and the fourth quarter of 2011 to: (1) reduce non-MBS investments as a percentage of total assets; and (2) further reduce exposure to unsecured investments with counterparties in Europe and below certain credit ratings thresholds. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position short-term investments securities (i.e., commercial paper, marketable certificates of deposit and bank notes) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures increased to $2.4 billion in par value as of December 31, 2011 from $1.4 billion in par value as of December 31, 2010, reflecting purchases of these debentures in the second half of 2011.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above our minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and our RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), we managed assets, liabilities and capital considerably above these regulatory and policy minimums. We currently target a range for our total regulatory capital ratio between 5.56 percent (18:1 asset to capital leverage) and 5.0 percent (20:1 asset to capital leverage). As a result of managing our leverage within our current target range, we have the capacity, should the need arise, to borrow an amount approximately equal to five to seven times our current capital position before we reach any leverage limitation as a result of the minimum regulatory or RMP capital requirements. Our operating capital ratio target helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess capital stock either: (1) mandatorily initiated at our discretion to adjust our balance sheet; or (2) upon the submission of a redemption request by a member. While we generally target a specific range for our asset to capital leverage ratio, our actual performance relative to that target range may vary in response to market conditions and/or investment opportunities. As mentioned in the previous paragraph, during late 2011 we began targeting our level of non-MBS investments as a means of managing our unsecured credit risk. For this reason, it is possible that our leverage may fall below the indicated leverage ratio range from time-to-time as the targeting of the level of non-MBS investments takes precedence over targeting a specific leverage ratio.

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout 2011 (see “Risk Management – Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we are required to maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding increased to 97 days as of December 31, 2011 from 85 days as of December 31, 2010. The weighted average original maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) and non-earning cash left in our Federal Reserve Bank account decreased to 48 days as of December 31, 2011 from 52 days as of December 31, 2010. The mismatch of discount notes and our money market investment portfolio increased from 33 days on December 31, 2010 to 49 days on December 31, 2011. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day if the money cannot be sold in the overnight Federal funds market to approved counterparties at an adequate return. In the third and fourth quarters of 2011, management further restricted approved counterparties for unsecured investments by reducing the amount of unsecured investments in European counterparties and all counterparties with a single-A credit rating or below. We left $116.0 million in our Federal Reserve Bank account on December 31, 2011 compared to $0.3 million on December 31, 2010.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. We expect to maintain a sufficient level of liquidity for the foreseeable future.

Off-Balance Sheet Arrangements: In the ordinary course of business, we engage in financial transactions that, in accordance with GAAP, are not recorded on the Statements of Condition or may be recorded on the Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. See Note 17 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for more information on our off-balance sheet arrangements.

Contractual Obligations: Table 58 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2011 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 58

		Payments due by period
Contractual Obligations	Total	1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$19,645,400	$5,211,300	$5,908,200	$2,475,000	$6,050,900
Capital lease obligations	5,144	5,144	0	0	0
Operating leases	420	104	196	101	19
Commitments to fund mortgage loans	119,945	119,945	0	0	0
Expected future pension benefit payments	10,603	274	635	800	8,894
Mandatorily redeemable capital stock	8,369	7,297	769	303	0
TOTAL	$19,789,881	$5,344,064	$5,909,800	$2,476,204	$6,059,813

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to meet retained earnings thresholds and return an acceptable dividend to our members. Proper identification, assessment and management of risks, complemented by adequate internal controls, enable our stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry, and sustain and prosper over the long term. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal and external auditors, Finance Agency examiners and independent consultants subject our practices to additional scrutiny, further strengthening the process.

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. As set forth in our Enterprise Risk Management and Internal Control Policy, we define ERM as a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. Our ERM program is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

Our Risk Philosophy Statement, approved by our Board of Directors, establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement, also approved by our Board of Directors, defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or that we won’t be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management ensure that there is a common understanding of our desired risk profile which enhances the ability of both to make improved strategic and tactical decisions. Our monthly ERM Dashboard provides a holistic view of our risk profile and the means for reporting our key risk metrics as defined within the Risk Appetite Statement to our Board of Directors. The ERM Dashboard is intended to demonstrate, at an entity level, whether our enterprise risks are well controlled and normal operations are expected with standard Board of Directors’ involvement (low residual risk environment).

As part of our ERM program, entity level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other strategies that might be implemented to help improve our overall success; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived risk. These risk assessment workshops have resulted in the development of risk management strategies and action plans in an effort to enhance the risk management practices throughout the FHLBank. The results of these activities are summarized in an annual risk assessment report, which is reviewed by the Strategic Risk Management Committee and approved by the Risk Oversight Committee of the Board of Directors.

Business units also play a key role in our risk management program. We utilize a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 21 business unit risk assessments were completed in 2011 addressing 109 key processes throughout the FHLBank. The number of business unit risk assessments and key processes fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. The outcomes of these business unit risk assessments are reviewed during our entity level risk assessment workshops to ensure consistency between the top down and bottom up approaches and to ensure that no risks are overlooked.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal risk philosophy and risk appetite statements and reviewing the annual and business unit risk assessment reports, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, the Strategic Planning Group, the Market Risk Analysis Committee, the Credit Underwriting Committee, the Operations Risk Committee, the Disclosure Committee and the Asset/Liability Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Credit risk arises partly as a result of our lending and AMA activities (members’ CE obligations on mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization. See Item 1 – “Business – Advances” for a description of eligible collateral on advances as well as disclosures regarding our security interest in collateral.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime. Table 59 presents the unpaid principal balance and maximum coverage outstanding with third-party PMI for seriously delinquent loans as of December 31, 2011(in thousands):

Table 59

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Mortgage Guaranty Insurance Co.	Single-B	$2,348	$634
Genworth Mortgage Insurance Corp.	Single-B	1,344	309
United Guaranty Residential Insurance Co.	Triple-B	872	205
CMG Mortgage Insurance Co.	Triple-B	536	139
Radian Guaranty, Inc.	Single-B	466	135
All others4		17,986	145
TOTAL		$23,552	$1,567

1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of March 15, 2012.
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

4	Includes the unpaid principal balance of all remaining seriously delinquent loans as of December 31, 2011 regardless of whether or not there is third-party PMI.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-issue MBS have been downgraded below triple-A subsequent to purchase (see Table 35 under this Item 7), but all of the downgraded securities have been and are currently paying as contractually required. Approximately 84 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. See Tables 45 and 46 under this Item 7, for additional information on monoline insurance companies backing our private-label home equity ABS. We monitor the credit ratings daily, financial performance at least annually and capital adequacy monthly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include U.S. Treasury, unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

Counterparty credit risk is managed through netting procedures, credit analysis, collateral management and other credit enhancements. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, result in the counterparty owing money to us in excess of delivered collateral. We manage this risk by executing derivative transactions with experienced counterparties with high credit quality (defined by us as rated single-A or better); by requiring netting of individual derivatives transactions with the same counterparty; diversifying our derivatives across counterparties; and by executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions.

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased interest rate caps, interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. Derivative notional amounts and counterparty credit exposure, net of collateral and excluding instances where our pledged collateral exceeds our net position, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2011 is indicated in Table 60 (in thousands):

Table 60

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Double-A	$3,671,000	$6,938	$0	$6,938
Single-A	21,439,741	5,275	0	5,275
Subtotal	25,110,741	12,213	0	12,213
Member Institutions1	222,944	1,825	1,825	0
TOTAL	$25,333,685	$14,038	$1,825	$12,213

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2010 is indicated in Table 61 (in thousands):

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

Table 62 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating we use the lowest rating published by Moody’s or S&P) as of December 31, 2011:

Table 62

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
Bank of New York Mellon	Double-A	36.6%
Bank of America NA	Single-A	30.2
Rabobank International	Double-A	9.3
Deutsche Bank AG	Single-A	8.9
HSBC Bank USA	Double-A	7.0
All other counterparties		8.0

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

Foreign Counterparty Risk – Cross-border outstandings are defined as loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets payable to us by entities of foreign countries, regardless of the currency in which the claim is denominated. Our cross-border outstandings consist primarily of trading securities issued by banks and other financial institutions, which are non-sovereign entities, and derivative asset exposure with counterparties that are also non-sovereign entities. Due to their short-term (overnight) maturity terms, overnight Federal funds sold that are settled daily are excluded from cross-border outstandings.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

In the latter part of the third quarter of 2011, management consciously decided to change the composition of our investments by increasing the use of secured reverse repurchase agreements and transitioning away from unsecured credit exposure with foreign entities for the more favorable credit profile of domestic GSEs.

Table 64 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2011 (in thousands):

Table 64

	Australia		Canada		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Trading securities2	$624,592	1.9%	$414,736	1.3%	$304,972	0.9%	$1,344,300	4.1%

Derivative assets:
Net exposure at fair value	0		0		3,715		3,715
Cash collateral held	0		0		(130)		(130)
Net exposure after cash collateral	0	0.0	0	0.0	3,585	0.0	3,585	0.0

TOTAL	$624,592	1.9%	$414,736	1.3%	$308,557	0.9%	$1,347,885	4.1%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to any individual country that totaled between 0.75 and 1.0 percent of our total assets as of December 31, 2011.

2	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 65 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2010 (in thousands):

Table 65

	Canada		France		England		Australia		Sweden		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Trading securities2	$819,872	2.1%	$649,976	1.7%	$504,884	1.3%	$479,970	1.2%	$394,990	1.0%	$879,953	2.3%	$3,729,645	9.6%

Derivative assets:
Net exposure at fair value	0		0		0		0		0		31,589		31,589
Cash collateral held	0		0		0		0		0		(25,484)		(25,484)
Net exposure after cash collateral	0	0.0	0	0.0	0	0.0	0	0.0	0	0.0	6,105	0.0	6,105	0.0

TOTAL	$819,872	2.1%	$649,976	1.7%	$504,884	1.3%	$479,970	1.2%	$394,990	1.0%	$886,058	2.3%	$3,735,750	9.6%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to any individual country that totaled between 0.75 and 1.0 percent of our total assets as of December 31, 2010.

2	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 66 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2009 (in thousands):

Table 66

	Canada		Australia		France		England		Finland		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Trading securities2	$904,980	2.1%	$879,905	2.1%	$814,921	1.9%	$584,935	1.4%	$519,974	1.2%	$1,479,904	3.5%	$5,184,619	12.2%

Derivative assets3:
Net exposure at fair value	464		0		0		0		0		58,132		58,596
Cash collateral held	0		0		0		0		0		(56,620)		(56,620)
Net exposure after cash collateral	464	0.0	0	0.0	0	0.0	0	0.0	0	0.0	1,512	0.0	1,976	0.0

TOTAL	$905,444	2.1%	$879,905	2.1%	$814,921	1.9%	$584,935	1.4%	$519,974	1.2%	$1,481,416	3.5%	$5,186,595	12.2%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to any individual country that totaled between 0.75 and 1.0 percent of our total assets as of December 31, 2009.

2	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.
3	Excludes circumstances where our pledged collateral exceeds our net position.

Liquidity Risk Management: Maintaining the ability to meet obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. We seek to be in a position to meet our members’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Finance Agency regulations require us at all times to have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 67 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2011 and 2010 (in thousands):

Table 67

	12/31/2011	12/31/2010
Liquid assets1	$1,155,966	$1,755,185
Total qualifying deposits	997,371	1,209,952
Excess liquid assets over requirement	$158,595	$545,233

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

We are required to maintain daily contingency liquidity in an amount not less than:
▪	20 percent of demand, overnight and certificates of deposit; plus
▪	100 percent of Federal funds purchased that mature within one week; plus
▪	100 percent of consolidated obligations and other borrowings that mature within one week (less consolidated obligations settling within one week); plus
▪	100 percent of consolidated obligations expected to be called within one week; plus
▪	100 percent of consolidated obligation amortization payments expected within one week.

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

Table 68 summarizes our compliance with the Finance Agency’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated March 13, 2012 (in thousands):

Table 68

03/13/2012
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$2,966,247
Self-liquidating assets with a maturity of 7 days or less	1,105,370
Assets that are generally accepted as collateral in the repurchase agreement market	3,444,506
Total Sources	7,516,123
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	374,720
100 percent of consolidated obligations and other borrowings maturing within one week	1,570,009
Less 100 percent of consolidated obligations settling within one week	(451,250)
Less 100 percent of consolidated obligations expected to be called within one week	340,000
Total Uses	1,833,479
EXCESS CONTINGENCY LIQUIDITY	$5,682,644

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. The RMP provides that we shall maintain a daily operational liquidity level in an amount not less than:
▪	20 percent of the sum of our balance of demand and overnight deposits and other overnight borrowings; plus
▪	10 percent of the sum of our term deposits, consolidated obligations and other borrowings that mature within one year.

As set forth in our RMP, the following investments are eligible for compliance with operational liquidity requirements, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
▪	Overnight Federal funds and overnight deposits;
▪	Overnight resale agreements;
▪	All securities classified as Trading;
▪	Cash and collected balances held at the Federal Reserve Banks, net of member pass-through deposit reserves; and
▪	Securities that are generally accepted as collateral in the repurchase agreement market.

In 2011, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP during 2011.

Finance Agency guidelines and our RMP require us to maintain a minimum number of calendar days of positive cash balances without access to the capital markets for the issuance of consolidated obligations under two different scenarios as described below:
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

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury, Agency and U.S. government-guaranteed securities classified as trading securities as available liquidity two days after the day of the report and consider money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements during 2011.

We generally maintained stable access to the capital markets throughout 2011. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed the appropriate documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for derivatives and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers.

With respect to advances, letters of credit, standby credit facility commitments, SBPAs and member derivatives, we are the beneficiary of certain triggers based on the member’s or housing associate’s financial performance (or the ratings of bonds underlying SBPAs) as defined in detail in our policies and/or the appropriate agreements. See Notes 1 and 8 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for our credit products.

All derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, have two-way bilateral triggers based on our ratings or the counterparties’ ratings, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of us or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to us. Our agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that we or the counterparty are willing to accept for a given rating level determined by the NRSROs. The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 69:

Table 69

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, an immediate margin call is issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aa2-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by our counterparties as of December 31, 2011 and 2010 was in the form of cash. For additional information regarding our credit exposure relating to derivative contracts, see Note 9 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

The amount of collateral that we must post for derivative transactions is determined by the market value of the transactions and our credit rating. In August 2011, our rating was downgraded from AAA to AA+, and as a result we had to increase our collateral requirements. We had sufficient liquidity to satisfy this change and believe that our liquidity position is such that we could accommodate additional collateral requirements associated with potential further credit downgrades.

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. The SBPAs also generally provide that we can be replaced as the liquidity provider in these transactions should our rating by a specified NRSRO ever fall below triple-A. As of December 31, 2011 and 2010, we had 19 SBPAs that covered $1.5 billion and $1.6 billion in outstanding principal plus interest, respectively.

Business Risk Management: Business risk is the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short and long term. We manage business risk, in part, through a commitment to strategic planning and by having a strategic business plan in effect at all times that describes how the business activities will achieve our mission and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent our strategic plans as well as the strategic planning process that helps formulate those plans. The Strategic Business Plan is augmented from time-to-time, at least annually, with appropriate research and analyses. The Strategic Business Plan provides a mechanism for the Board of Directors to fulfill its responsibility for establishing our long-term strategic direction. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of management. During 2011, we established a Strategic Planning and Development department to further enhance our strategic planning process. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to management and facilitated by the Strategic Planning and Development department. The Board of Directors plays a key role in the development of the strategic business plan and regularly monitors progress in the achievement of business objectives. Additionally, two Board of Directors’ meetings are set aside each year for strategic planning purposes.

To manage business concentration risk, earnings simulations are conducted annually with estimated base-, best- and worst-case assumptions. The worst-case scenario includes the effects on us if one or more of our larger members significantly reduce its advance levels, or is no longer a member. The total advance growth and distribution for our top five borrowers is monitored on a monthly basis by the Asset-Liability Committee. See Table 23 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

Business risk also includes political, reputation and regulatory risk. Various legislation, including proposals to substantially change the regulatory system for the FHLBanks and other housing GSEs and possibly reform the FHLBank System in a manner which could significantly limit the ability of the FHLBanks to fulfill their mission, is from time to time introduced in Congress. This legislation might change applicable statutes and our operating environment in substantial and unpredictable ways. If enacted, legislation could impact our cost of doing business, limit or expand permissible activities or change the competitive balance among the FHLBanks and other housing GSEs. To manage these types of business risks, we maintain a Government Relations Officer position and work with lobbying firms in Washington, D.C. Additionally, we are, along with the other 11 FHLBanks, a member of the Council of FHLBanks, whose mission is to work with the 12 FHLBanks to ensure their common legislative and regulatory interests may be served, promote enactment of laws and regulations beneficial to the FHLBanks and oppose detrimental laws and regulations and enhance awareness and understanding of the FHLBanks among Washington leaders, including members of Congress and their staffs, executive departments, regulators and trade associations and the financial media. We annually prepare a detailed Congressional Outreach Plan in an effort to create awareness and educate our members of Congress so that they become more familiar with the value we bring to the citizens and communities in our districts. The plan is intended to help positively influence legislation affecting us, make relevant Congressional delegations more aware of our mission and activities and to deliver our message in a clear and consistent manner.

Joint and Several Liability – Although we are primarily liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” and Note 11 in the Notes to Financial Statements under Item 8 for additional information regarding the FHLBank’s joint and several liability.

On October 25, 2010, the FHLBank of Seattle and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the FHLBank of Seattle to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also establishes a stabilization period that ended with the filing of the FHLBank of Seattle’s June 30, 2011 financial statements with the Securities and Exchange Commission. The Consent Order required the FHLBank of Seattle to meet certain financial metrics by the end of the stabilization period and maintain them for each quarter-end thereafter. The Consent Order will remain in place until modified or terminated by the Finance Agency. The FHLBank of Seattle is currently classified as “undercapitalized” and is subject to continuing prohibitions on stock redemptions and repurchases. The FHLBank of Seattle may begin repurchasing member stock at par upon achieving and maintaining financial thresholds established by the Finance Agency as part of its supervisory process. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

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

Operations Risk Management: Operations risk is the risk of loss due to human error, circumvention or failure of internal controls and procedures, systems malfunctions, man-made or natural disasters, internal or external fraud or unenforceability of legal contracts. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, accounting/financial disclosure, legal and external events. A number of strategies are used to mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, annual comprehensive risk assessments conducted at the business unit level and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

Human Error and Circumvention or Failure of Internal Controls and Procedures – Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, retain, develop and promote the best employees by offering a fair and competitive rewards package and by providing a comfortable, secure and professional work environment. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an Enterprise Risk Management and Internal Control Policy which, in addition to defining ERM and describing the eight interrelated components of the FHLBank’s ERM framework, outlines the objectives and principles for our internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the ERM and Internal Control Policy, that addresses the efficiency and effectiveness of our activities, the safeguarding of our assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal control by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

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

Man-made or Natural Disasters – Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer information, supplies and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The disaster recovery plans are reviewed and updated semi-annually with employee emergency contact information updated nightly through our human resource information system.

Internal or External Fraud – Our Anti-Fraud Policy, which includes our Whistleblower Procedures, establishes our methodology for preventing, detecting, deterring, reporting, remediating and punishing fraudulent or dishonest activity and violations of the Code of Ethics that could create risks for us or undermine the public’s confidence in the integrity of our activities. Employees and contractors may submit good faith complaints or concerns regarding accounting or auditing matters, fraud concerns, potential wrongdoing or violations of applicable securities laws and regulations, or violations of the Commodity Exchange-Act and relevant implementing regulations to management or our anonymous reporting service without fear of dismissal or retaliation of any kind. No complaints have been received under the Whistleblower Procedures of the Anti-Fraud Policy since the inception of the program.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. Even though all of our DOE measurements were inside operating ranges established by the Board of Directors as of December 31, 2011, we continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our ongoing evaluation processes for determining acceptable future asset/liability management actions.

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

Table 70 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios for 2011 and 2010:

Table 70

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
12/31/2011	0.2	-2.1	-0.4	1.5	0.9
09/30/2011	-0.5	-2.7	-0.4	1.1	1.5
06/30/2011	1.3	-0.5	-0.3	1.9	-1.5
03/31/2011	1.8	0.0	-1.0	1.7	-2.9
12/31/2010	1.4	-0.3	-1.7	1.1	-1.0
09/30/2010	-1.4	-2.5	-1.8	-0.6	0.3
06/30/2010	-0.2	-1.0	0.3	-0.8	-0.7
03/31/2010	1.8	0.3	2.2	1.7	-0.7

The DOE as of December 31, 2011 increased in the base (became less negative) and the down 200 basis point shock scenarios and decreased in the up 200 basis point shock scenario from December 31, 2010. All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The primary factors contributing to the changes in duration during the period were the continued growth in and refinancing to lower rates within the MPF portfolio (increase DOE exclusive of other factors), an increase in the projected prepayments of the MPF portfolio (decrease DOE exclusive of other factors) and asset/liability actions taken by management, including: (1) the purchase of a $300 million 10-year U.S. Treasury note during the fourth quarter 2010 to effectively lengthen the duration of our assets and the subsequent sale of the entire position during early 2011 (sales decrease DOE exclusive of other factors); and (2) the call and reissue of non-swapped callable consolidated obligation bonds (increase DOE as bonds are in-the-money and subsequently called, exclusive of other factors; decrease DOE as bonds are subsequently reissued at lower interest rates, exclusive of other factors). Our DOE as of December 31, 2010 in the up 200 basis point shock scenario, base scenario and down 200 basis point shock scenario without the U.S. Treasury note purchase would have been 0.4, -3.0 and -2.7, respectively.

The continued growth in the MPF portfolio during 2011, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” typically results in an absolute lengthening of the duration profile of assets since new production loans generally have a longer duration than existing loans and typically provide a net positive duration impact for the portfolio. Also, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances,” the absolute level of advances continued to decline throughout the period. This decline in overall advance balances contributed to and magnified the increase of the MPF portfolio and generally caused the duration of the MPF portfolio to be even greater in equity terms. This magnification occurs when a portfolio weighting as a percent of the overall balance sheet changes based on balance changes in other portfolios, causing the remaining portfolios to be a larger component of the total balance sheet composition.

For example, when advance balances decline, the MPF portfolio effectively increases as a total proportion of total assets, assuming all asset portfolios remain constant. This relationship then causes the duration of the MPF portfolio to have a greater contribution impact to the overall DOE since DOE is a weighted measurement. Couple this example with the absolute growth in the MPF portfolio during the same period, and the MPF portfolio becomes an even greater percentage of the balance sheet, causing the DOE profile to be further impacted by the MPF duration profile.

Generally, new production loans have a longer duration and typically provide a net positive duration impact on the portfolio. These factors, composition weighting of overall assets and net portfolio growth of longer duration loans, were partially offset by increased prepayments of the existing mortgage loan portfolio during the period as the general interest rate environment trended downward during the last three quarters of 2011. As discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Market Trends,” the decline and general flattening of the term structure of interest rates during the period significantly impacted the duration profile of the MPF portfolio. As interest rates generally declined, prepayment speeds for the MPF portfolio tended to increase as lower rates typically imply a prepayment incentive for outstanding mortgage loans. This increased prepayment incentive translates to more robust refinancing activity leading to a shortening of the overall asset class expected life and duration profile.

To effectively manage the growth of the MPF portfolio and related sensitivity to changes in market conditions, a continued issuance of non-swapped callable consolidated obligation bonds with short lock-out characteristics positioned us to replace called bonds as the interest rate environment declined, especially during the last three quarters of 2011. In addition, issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of the non-swapped callable bond calls and reissuance in relation to the mortgage portfolios is discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE increase in the base scenario and caused the balance sheet duration profile to become less liability sensitive.

During the latter part of 2010, continued monitoring and evaluation of the base case DOE generated increased concern about the relative level and increasing negative directional movements of the base case DOE, which was an indication of an increasing risk profile. The results indicated that the base case DOE metric was increasingly becoming more liability sensitive and trending toward the negative end of the Board-established DOE operating range. Continued monitoring indicated similar increasing risk profile results and during the latter part of 2010, management concluded that a prudent course of action to address the increasing risk profile precipitated the purchase of the U.S. Treasury note discussed previously in this section to effectively extend DOE by lessening the liability sensitivity of our balance sheet. Continued monitoring indicated that general market trends and asset liability management decisions by management as discussed above precipitated the subsequent sale of the entire U.S. Treasury note position during the first and second quarters of 2011.

With respect to the down 200 basis point instantaneous shock scenario, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 200 basis points will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and up 200 basis point interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The net DOE increase in the down 200 basis point instantaneous shock scenario is generally a function of the compositional changes in the balance sheet as mentioned previously and to the relative level of the term structure of interest rates. As with all scenario changes that occur during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

The net DOE decrease in the up 200 basis point shock scenario is generally a function of related factors mentioned previously and the relationship of the variable rate Agency MBS/CMOs and the purchased interest rate cap portfolio. We purchased interest rate caps to offset the impact of the embedded caps in the variable rate Agency MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge and provide an off-setting risk response to the risk profile changes in the Agency variable rate CMOs. With the increase in projected prepayment speeds of the MBS portfolio as the term structure of interest rates declined during 2011 and with the absolute balance sheet level decline, the compositional change in the variable Agency CMO portfolio was a net decrease in duration. This decrease is related to the increased level of prepayments experienced in the portfolio and the absolute level of the MBS portfolio relative to the established capital limit as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” This compositional change is similar to the relationship experienced by the MPF assets, only in an opposite manner because as the duration profile of the portfolio was declining in response to a decline in rates, the actual prepayments experienced by the portfolio reduced the overall balance causing an even smaller percentage of overall assets. These factors combined to shorten not only the duration profile of the portfolio, but also magnified the overall DOE of the balance sheet. In addition, the liability portfolio duration declined less rapidly than the asset portfolio duration because of the liability actions discussed previously in this section. In other words, the asset portfolio duration was slightly more sensitive to changes in rates than the duration profile of the liabilities. This sensitivity, or convexity, was partially driven by the compositional changes as described previously, and led to a net decrease in equity duration in the up 200 basis point shock scenario.

purchases of interest rate caps and floors tend to partially offset the negative convexity of our mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions, the extremely low level of interest rates and the flatness of the yield curve all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

If at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though all DOE measurements are inside management’s operating range as of December 31, 2011, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was –0.3 month and -1.0 month as of December 31, 2011 and 2010, respectively. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions as discussed previously. Interest rate swaps increase the flexibility of our funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Agency regulation prohibits the speculative use of derivatives, and we do not engage in derivatives trading for short-term profit. Because we do not engage in the speculative use of derivatives through trading or other activities, the primary risk posed by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force us to replace the derivative at market price (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management” for additional information).

Another element of interest rate risk management is the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics are frequently issued. The duration of callable bonds shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We also use purchased interest rate caps, floors and swaptions to manage the duration of our assets and liabilities. For example, in order to manage our interest-rate risk in rising interest rate environments, we may purchase out-of-the-money caps to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage our overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; and (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 71 presents MVE as a percent of TRCS as of December 31, 2011 as well as information for previous periods for comparability. As of December 31, 2011, all scenarios are well within the specified limits described previously and much of the relative level in the ratios during the period covered by the table can be attributed to the increase in MPF market values as rates have declined and the overall decrease in the level of capital stock outstanding has decreased.

Table 71

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
12/31/2011	142	140	136	139	141
09/30/2011	141	137	132	134	136
06/30/2011	137	138	136	139	137
03/31/2011	135	137	135	135	135
12/31/2010	133	133	132	131	130
09/30/2010	125	122	119	119	118
06/30/2010	119	118	117	117	115
03/31/2010	113	113	113	117	118

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

Table 72 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2011 (in thousands):

Table 72

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,228,828	$(220,853)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	36,000	(812)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,223,256	(346,886)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(5,075)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,111,320	(187,328)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	6,675,533	45,420
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk from MBS prepayments in a declining interest rate environment	Economic Hedge	200,000	7,295
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	119,945	843
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	106,803	(20)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,780,000	229,919
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,096,000	35,453
Callable step-up or step-down consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,920,000	18,050
Complex consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	248,000	1,178
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,135,000	(2,202)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	70,000	19
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	136,000	0
TOTAL				$25,333,685	$(424,999)

Table 73 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2010 (in thousands):

Table 73

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,460,328	$(181,429)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,952,881	(295,632)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	189,000	(1,486)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,361,320	(176,166)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	7,175,533	109,076
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk from MBS prepayments in a declining interest rate environment	Economic Hedge	300,000	14,823
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	143,339	(1,233)
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	979,899	3,581
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	5,275,000	241,432
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index to limit duration of equity risk	Economic Hedge	100,000	2,847
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,050,000	33,651
Callable step-up or step-down consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,773,000	3,609
Complex consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	220,000	(8,048)
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,038,500	(10,095)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	150,000	50
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	114,000	0
TOTAL				$29,282,800	$(265,020)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-53 of this Form 10-K.

Audited Financial Statements

Tables 74 and 75 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2011 and 2010 (in thousands):

Table 74

	2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$130,400	$137,627	$135,048	$143,412
Interest expense	74,246	77,185	80,149	83,981
Net interest income	56,154	60,442	54,899	59,431
Provision for credit losses on mortgage loans	(178)	327	344	565
Net interest income after mortgage loan loss provision	56,332	60,115	54,555	58,866
Other non-interest income (loss)	(9,048)	(49,615)	(7,190)	(12,685)
Other non-interest expense	12,096	13,051	15,081	13,343
Assessments	3,520	(250)	8,447	8,716
NET INCOME/(LOSS)	$31,668	$(2,301)	$23,837	$24,122

Table 75

	2010
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$149,348	$155,837	$167,609	$157,217
Interest expense	90,808	98,784	96,273	94,270
Net interest income	58,540	57,053	71,336	62,947
Provision for credit losses on mortgage loans	421	205	197	759
Net interest income after mortgage loan loss provision	58,119	56,848	71,139	62,188
Other non-interest income (loss)	(1,013)	(23,492)	(48,679)	(81,319)
Other non-interest expense	14,235	10,994	12,402	10,459
Assessments	11,382	771	0	0
NET INCOME/(LOSS)	$31,489	$21,591	$10,058	$(29,590)

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of December 31, 2011. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level as of December 31, 2011.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 76 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 76

Executive Officer	Age	Position Held	Employee of the FHLBank Since
Andrew J. Jetter	56	President/Chief Executive Officer	May 18, 1987
David S. Fisher	56	SEVP/Chief Operating Officer	January 1, 2006
Mark E. Yardley	56	EVP/Chief Risk Officer	October 1, 1984
Sonia R. Betsworth	50	SVP/Director of Credit	January 10, 1983
Denise L. Cauthon	48	SVP/Chief Accounting Officer	August 9, 1989
Patrick C. Doran	51	SVP/General Counsel/Corporate Secretary	May 1, 2004
Dan J. Hess	46	SVP/Director of Member Products	August 14, 1995
Thomas E. Millburn	41	SVP/Chief Internal Audit Officer	September 26, 1994
William W. Osborn	46	SVP/Chief Financial Officer	May 22, 2006
Terence C. Wise	59	FVP/Director of Strategic Planning and Development	July 19, 2011

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Chief Internal Audit Officer or CRO, may be removed from office or discharged by the Board of Directors or the President and CEO with or without cause. The Chief Internal Audit Officer may be removed from office, with or without cause, only with the approval of the Audit Committee. The CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.

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

Patrick C. Doran became Senior Vice President, General Counsel and Corporate Secretary of the FHLBank in May 2004 and has served in that capacity since that date.

Thomas E. Millburn became Senior Vice President, Chief Internal Audit Officer in March 2011. Mr. Millburn previously served as Senior Vice President, Director of Internal Audit since December 2010. Mr. Millburn joined the FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, Vice President in 2000 and then to First Vice President in March 2004.

William W. Osborn became Senior Vice President and CFO in June 2010. He served as Director of Product, Profitability and Pricing from May 2006 to January 2008. Mr. Osborn was promoted to Director of Banking Strategies in January 2008, to FVP in April 2008 and to SVP in April 2009. He directs the FHLBank’s capital management, pricing, investment and funding strategies.

Dan J. Hess became Senior Vice President, Director of Member Products in July 2009. Mr. Hess previously served as First Vice President, Director of Sales from April 1, 2002 to May 2009, and became Senior Vice President, Director of Sales in May 2009. Mr. Hess joined the FHLBank in 1995 as a Correspondent Banking Account Manager for Kansas. He was promoted to Lending Officer in 1997, to Assistant Vice President and Lending Manager in 1999 and to Vice President in 2000.

Terence C. Wise became First Vice President, Director of Strategic Planning and Development in October 2011. Prior to joining the FHLBank in July 2011 as Director of Strategic Planning and Development, Mr. Wise was Senior Vice President – Finance and Treasurer for Affirmative Insurance Holdings, a distributor and producer of non-standard personal automobile insurance policies and related products and services located in Burr Ridge, Illinois, from July 2008 to January 2011. He was a private consultant providing strategic planning, corporate finance and merger and acquisition advisory services to the financial services and manufacturing industries from April 2007 to June 2008 and was Vice President of Investor Relations for BankFinancial Corporation, a holding company for a community-oriented federal savings bank located in Burr Ridge, Illinois from July 2005 to March 2007.

Directors
As of the date of this annual report on Form 10-K, we have 15 directors, nine of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and six of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act).

On May 26, 2011, the Board of Directors elected Mark J. O’Connor to fill the unexpired term of office of a vacant member directorship in the state of Colorado. Mr. O’Connor’s term began immediately upon election, as reported in our current report on Form 8-K filed with the SEC on June 1, 2011.

On October 14, 2011, Bruce A. Schriefer and G. Bridger Cox were deemed elected as member directors beginning on January 1, 2012. These member directorships were filled without an election because Mr. Schriefer and Mr. Cox were the only nominees who accepted nomination for the open member directorships in Kansas and Oklahoma, respectively, as reported in our current report on Form 8-K filed with the SEC on December 14, 2011. On December 14, 2011, we declared elected Michael B. Jacobson as a member director to fill a Nebraska directorship beginning on January 1, 2012, as reported in our current report on Form 8-K filed with the SEC on December 14, 2011. Also on that date, Thomas E. Henning was declared elected as an independent director with a term beginning on January 1, 2012, as reported in our current report on Form 8-K filed with the SEC on December 14, 2011.

The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the Bank Act and Finance Agency regulations, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. For 2012, the Finance Agency has designated our Board of Directors to consist of 15 directors, nine of whom are to be member directors and six of whom are to be independent directors. Under the Finance Agency regulations, new and re-elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot serve more than three consecutive full terms. A director may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either be a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests on banking services, credit needs, housing, or financial consumer protections.

Member directorships are designated to each of the four states in our district and each of our members is entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located. To qualify as a nominee for a member directorship, a nominee must be an officer or director of a member located in the state to which the director of the Finance Agency has allocated the directorship, and such member must meet all minimum capital requirements established by its appropriate Federal banking agency or appropriate State regulator. Member directors are nominated by members located in the state to which the member directorship is assigned, based on a determination by the nominating institution that the nominee possesses the applicable experience, qualifications, attributes and skills to qualify the nominee to serve as an FHLBank director, without any participation from our Board of Directors. An FHLBank director, acting in his or her personal capacity, may support the nomination or election of any individual for a member directorship, provided that no such individual shall purport to represent the views of the FHLBank or its Board of Directors in doing so. Following the nomination process, a member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of each class of capital stock that were required to be held by all members in that state as of the record date for voting.

Each of our member directors meets the required qualifications and, as such, each is an officer or director of a member in the respective state from which they were nominated and elected.

Independent directors are elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the Finance Agency for review. In nominating independent directors, our Board of Directors may consider an individual’s current and prior experience on the Board of Directors, the qualifications of nominees, and the skills and experience most likely to add strength to the Board of Directors, among other skills, qualifications and attributes. Finance Agency regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on its Board of Directors. Our Board of Directors will consider diversity in nominating independent directors and in electing member directors when the Board of Directors is permitted to elect member directors in the event of a vacancy. If our Board of Directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our Board of Directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our Board of Directors has adopted procedures for the nomination and election of independent directors, which are set forth in the FHLBank’s Amended and Restated Bylaws, attached as Exhibit 3.2 to this Form 10-K and incorporated herein by this reference.

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

Table 77 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 77

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership1
Harley D. Bergmeyer	70	Member	January 2011	December 2014	(e), (f)
Michael M. Berryhill	56	Member	January 2003	December 2012	(a) Chair, (b), (c), (d)
Robert E. Caldwell, II	41	Independent	January 2004	December 2014	(b), (c) Vice Chair, (e) Chair, (f)
G. Bridger Cox	59	Member	January 2011	December 2015	(a), (b), (d)
James R. Hamby	60	Member	January 2007	December 2013	(a), (c), (f) Chair
Thomas E. Henning	59	Independent	April 2007	December 2015	(a), (b), (c), (d) Chair
Andrew C. Hove, Jr.	77	Independent	April 2007	December 2013	(a), (e), (f)
Michael B. Jacobson	58	Member	January 2012	December 2015	(e), (f)
Jane C. Knight	68	Independent	January 2004	December 2014	(d), (e)
Richard S. Masinton	70	Independent	April 2007	December 2013	(b) Chair, (c), (d)
Neil F. M. McKay	71	Independent	April 2007	December 2012	(a), (e)
Mark J. O’Connor	47	Member	May 2011	December 2013	(d), (e)
Mark W. Schifferdecker	47	Member	January 2011	December 2014	(a), (d)
Bruce A. Schriefer	62	Member	January 2007	December 2015	(d), (f)
Ronald K. Wente	61	Member	January 1996	December 2012	(b), (c) Chair, (f)

1	Board of Director committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 15 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Harley D. Bergmeyer has been Chairman of First State Bank, Wilber, Nebraska, since 2007. Mr. Bergmeyer previously served as Chairman of the Bank of Yutan, Yutan, Nebraska, from 2004 through 2007. From 1977 through 2000, Mr. Bergmeyer served as President, Chairman & CEO of Saline State Bank, Wilber, Nebraska, and continued to serve as Chairman of Saline State Bank through 2007. Although the Board of Directors did not participate in Mr. Bergmeyer’s nomination since he is a member director, Mr. Bergmeyer possesses 44 years of commercial and agricultural banking management experience, and prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Bergmeyer served as a member director of the FHLBank from January 2003 through December 2006.

Michael M. Berryhill has been President and CEO of Morgan Federal Bank, Fort Morgan, Colorado, since 1988 and Chairman of its board of directors since 1993. Although the Board of Directors did not participate in Mr. Berryhill’s nomination since he is a member director, Mr. Berryhill possesses a B.S. in accounting, nine years audit and tax experience as a CPA with an international accounting firm, 25 years of experience managing a community bank, including 23 years as CEO and 18 years as Chairman of the board of directors, and prior experience as an FHLBank director, that assists in his service as a director.

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

G. Bridger Cox has been Chairman and President of Citizens Bank & Trust Company, Ardmore, Oklahoma, since 1996. Although the Board of Directors did not participate in Mr. Cox’s nomination since he is a member director, Mr. Cox is a graduate of the Stonier Graduate School of Banking at Rutgers University, possesses 30 years of banking management experience, has served on the board of directors of the Oklahoma Industrial Finance Authority and the Oklahoma Development Finance Authority, and has prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Cox served as a member director of the FHLBank from January 1998 through December 2006.

James R. Hamby has been CEO of Vision Bank, Ada, Oklahoma, since 1990. Although the Board of Directors did not participate in Mr. Hamby’s nomination since he is a member director, Mr. Hamby possesses an MBA and is a graduate of the Graduate School of Banking at Southern Methodist University, has over 30 years of banking experience, including more than 20 years as CEO of a bank, significant experience in bank investments, bank accounting and all other aspects of banking, and prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Hamby served as a member director of the FHLBank from January 1995 through December 2000.

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

Michael B. Jacobson has been President and CEO of NebraskaLand National Bank, North Platte, Nebraska, since 1998. Although the Board of Directors did not participate in Mr. Jacobson’s nomination since he is a member director, Mr. Jacobson possesses a B.S. in agricultural economics, is a graduate of the Colorado Graduate School of Banking and has over 30 years of banking experience, including more than 17 years as the CEO of a bank, that assists in his service as a director.

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

Richard S. Masinton has been Executive Vice President of Quinn Capital, LLC, a private equity company that invests in and provides private equity for both start-ups and established businesses in a variety of industries, including real estate, insurance brokerage, manufacturing, consumer packaged goods, consumer services and other private equity companies, in Leawood, Kansas since January 2009. Mr. Masinton previously served as Chief Financial Officer and Executive Vice President of Russell Stover Candies, a candy manufacturer, in Kansas City, Missouri, from 1996 until 2008. In January 2009, Mr. Masinton was elected to the board of directors of No More Homeless Pets Kansas City, an animal welfare charity. He also sits on the boards of directors of Eco-Choice Springwater, LLC and CRB Biosoft, LLC. Mr. Masinton previously retired from the boards of directors of OneNeck IT Services Corp in 2008 and Enterprise Financial Services Corporation, a publicly owned bank holding company, in 2007. He has also served on the board of advisors of the University of Kansas School of Business and on an advisory board at the University of Oklahoma School of Business. The Board of Directors considered Mr. Masinton’s qualifications, skills and attributes, including his Masters Degree in Accounting, Finance and Economics, his certification as a CPA, his experience on the board of a publicly owned bank holding company, including his seven years of experience as Chairman of the audit committee of such bank holding company, his 40 years of experience as a corporate executive, and his prior service as an FHLBank director, when making his nomination.

Neil F. M. McKay was Chief Financial Officer and Treasurer of Capitol Federal Savings in Topeka, Kansas, from 1994 through March 2006. Mr. McKay, now retired, has held significant executive positions in various financial institutions including Heartland Federal Savings in Ponca City, Oklahoma, and First Nationwide Bank (now part of Citibank) in San Francisco, California. He was also a CPA in public practice for 12 years. The Board of Directors considered Mr. McKay’s qualifications, skills and attributes, including his certification as a CPA, his 12 years of service as an audit manager of large, publicly traded banks, his experience as Controller of a $30 billion publicly traded bank, his experience as CFO of an $8 billion publicly traded bank, and his prior service as an FHLBank director, when making his nomination.

Mark J. O’Connor currently serves as Vice President of FirstBank, Lakewood, Colorado, and has served as Senior Vice President, FirstBank Holding Company, since 2002. Although the Board of Directors would generally not participate in the election or nomination of member directors due to regulatory limitations, the Board of Directors elected Mr. O’Connor to fill a vacancy in May 2011 as authorized pursuant to the regulations of the Finance Agency. The Board of Directors considered Mr. O’Connor’s qualifications, skills and attributes, including his education as a graduate of the Pacific Coast Banking School, his more than 23 years of banking experience, including more than 9 years as the investment portfolio manager of a large bank holding company, and his experience on the board, including service as chairman, of a state housing finance authority, when electing him to the board.

Mark W. Schifferdecker has been President and CEO of The Girard National Bank, Girard, Kansas, since 2003. Although the Board of Directors did not participate in Mr. Schifferdecker’s nomination since he is a member director, Mr. Schifferdecker has experience as a CPA, possesses more than seven years of experience as the CEO of a community bank, served more than 10 years as an auditor with KPMG, served five years on the board of directors of the Federal Reserve Bank of Kansas City, including two years as chairman of the Audit Committee, and served on the board of directors of Bankers’ Bank of Kansas, N.A., including one year as chairman, that assists in his service as a director.

Bruce A. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 and has served as President, CEO and director since that time. Although the Board of Directors did not participate in Mr. Schriefer’s nomination since he is a member director, Mr. Schriefer possesses 40 years of experience at various levels of commercial banking, experience as a former director of the Federal Reserve Bank of Kansas City, experience on the boards of directors of various national and state trade associations, experience as a member of the FDIC Advisory Committee on Community Banking, and prior experience as an FHLBank director, that assists in his service as a director.

Ronald K. Wente has served as Chairman of our Board of Directors since 2000. Mr. Wente has been President and CEO of Golden Belt Bank, Ellis, Kansas, since 1974. Although the Board of Directors did not participate in Mr. Wente’s nomination since he is a member director, Mr. Wente possesses 38 years of banking experience, experience with the products and services provided by the FHLBank, including knowledge of operations, regulatory compliance and legislative issues, extensive experience with banking trade groups both on the regional and national level, and prior experience as an FHLBank director, that assists in his service as a director. Mr. Wente is an ex officio member of all FHLBank committees.

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

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Michael M. Berryhill, the chairman of the Audit Committee, G. Bridger Cox, James R. Hamby, Thomas E. Henning, Andrew C. Hove, Jr., Neil F.M. McKay, and Mark W. Schifferdecker.

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

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 – “Executive Compensation.”

Item 11. Executive Compensation

Compensation Discussion and Analysis
Overview of Previous Year Performance & Compensation: Our overall executive compensation philosophy is to attract, retain, and motivate highly-qualified executive officers who will advance our business objectives and members’ interests by offering competitive compensation and benefits.

We continued to achieve our mission in 2011 as evidenced by our outstanding results. Five of our six Executive Short Term Incentive Plan (ESTIP) objectives were met or exceeded. In addition, both of the Long Term Incentive Plan (LTIP) metrics were exceeded for the 2009-2011 performance period. We continue to achieve both our short-term and long-term objectives during challenging economic times. Performance objectives underlying our ESTIP and LTIP components of our named executive offers’ total compensation are designed to drive our performance in key areas that align our incentives with our members’ view of our officers' performance and to result in consistent financial stability over the long term.

The named executive officers in 2011 were comprised of the President and CEO, the Senior Executive Vice President and COO, the Executive Vice President and CRO, the Senior Vice President and General Counsel, and the Senior Vice President and CAO (the Named Executive Officers). In determining the appropriate total compensation package for our Named Executive Officers, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve individual and FHLBank-wide performance goals through incentive awards that reward individual and FHLBank performance.

In 2011, we demonstrated the value of our executive compensation philosophy by providing competitive compensation opportunities for our Named Executive Officers based on thoughtful adjustments to base salary and on incentive compensation components that both motivated and rewarded our Named Executive Officers for our achievement of short- and long-term performance. Our performance in 2011 of short-term goals, reflecting profit-oriented, service-oriented and risk-oriented performance measures, exceeded our targeted goals in five out of six performance measures. In addition, our performance over the first three-year performance period of our LTIP, commencing January 1, 2009 and concluding December 31, 2011, was outstanding with the FHLBank achieving the highest total return performance over such three-year period when compared to the other 11 FHLBanks and achieving placement in the top half (fifth) of all FHLBanks for the lowest increase in operating expenses for such three-year period. As discussed in more detail in this Compensation Discussion & Analysis section of Item 11, achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in exchange for their contribution to our overall success as part of their total compensation package.

Framework for Compensation Decisions: The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2011 included:
▪
Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including recommending performance goals for the Executive Short Term Incentive Plan (ESTIP) and our Long Term Incentive Plan (LTIP);

▪	Approving the base salaries, merit raises and salary adjustments of the COO, CRO, General Counsel, and CAO, as recommended by the CEO; and
▪	Recommending to the Board of Directors the base salary, merit raises and salary adjustments of the CEO.

Elements of Executive Compensation in 2011: To implement our compensation objectives, the elements of our 2011 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual cash incentive award opportunities; (3) award opportunities under our LTIP; (4) retirement and other benefits; and (5) limited perquisites.

Annual Base Salary – A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance, their commitment to future performance and serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and may be made in April following an analysis of our compensation practices and the FHLBank’s performance in the previous year, as well as projections for future years and other factors.

Annual Cash Incentive Awards – The ESTIP governed the eligibility and payout of annual cash incentive awards to the Named Executive Officers upon achievement of annual goals that were aligned with our mission and business objectives. The purpose of the ESTIP was to motivate our Named Executive Officers to achieve annual goals and to provide rewards when such goals were attained. In February 2011, the Board of Directors adopted performance objectives that defined 2011 award opportunities under the ESTIP in 2011. A detailed discussion related to the analysis undertaken in establishing the performance goals for the ESTIP is provided below under “Establishment of Performance Goals for Incentive Opportunities.”

Long Term Cash Incentive Awards – Opportunities for cash awards based on the achievement of strategic goals over a three-year performance period under our LTIP serve to promote the Named Executive Officers’ consistent creation of high-value to our members. Cash incentive awards under the LTIP are tied to measures for the long-term growth and profitability of the FHLBank directly related to long-term strategic objectives for carrying out our mission. Another purpose of the LTIP is to promote the loyalty and dedication of our Named Executive Officers to us and to our strategic objectives over the long term by rewarding performance that results in our long term performance, financial stability, and success. We also believe that the deferred nature of incentives available under the LTIP increases our ability to attract, retain and motivate key employees by enhancing the competitiveness of our total compensation program for the Named Executive Officers.

While the ESTIP and the LTIP were in effect for 2011 (having been previously established as executive compensation programs intended to recognize both short-term and long-term objectives), effective January 1, 2012, we adopted the Executive Incentive Compensation Plan (EICP) and a “Transitional” Long Term Incentive Plan (TLTIP). The EICP is a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives by us during three-year performance periods. Because the EICP rewards both annual performance and performance over a three-year period, we will no longer sponsor an ESTIP. The TLTIP was adopted to transition from our existing LTIP to the newly adopted EICP, while still providing a mechanism for the current participants in the previously implemented LTIP to earn long-term awards based on our growth and profitability during current three-year performance periods. Thus, the LTIP remains in effect for the 2009-2011, 2010-2012 and 2011-2013 performance periods. Following the expiration of the 2011-2013 performance period, on December 31, 2013, the EICP will provide deferred long-term award opportunities to eligible employees for all periods thereafter. For detailed information about the terms of the EICP and the TLTIP, see our current report on Form 8-K filed with the SEC on December 21, 2011 to which the EICP is attached as Exhibit 10.1 and the TLTIP is attached as Exhibit 10.2.

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

In 2011, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer. Employees hired after January 1, 2009 are ineligible to participate in the DB Plan; however, because each of our Named Executive Officers was hired prior to January 1, 2009, each remains eligible to participate in the DB Plan.

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

In response to federal legislation, which imposed restrictions on the pension benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) in order to maintain the competitive level of our total compensation for executive officers, including the Named Executive Officers. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers in the Executive Group and other eligible highly compensated employees that preserves and restores the full pension benefits that, due to IRC limitations, are not payable from the qualified pension plans. The BEP was amended on October 27, 2011 to add our CAO and other individuals as participating members and to delegate to the Compensation Committee the responsibility for administering the BEP.

As of December 31, 2011, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 89 under the column titled “Aggregate Balance at Last FYE.”

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

Perquisites – The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities.

Examples of perquisites that were provided to the Named Executive Officers in 2011 included the following:
▪	The personal use of an FHLBank-owned automobile for the President; and
▪	Spousal travel.

Categorical types of perquisites provided to the Named Executive Officers in 2011 are presented and detailed in the Summary Compensation Table (see Table 84 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Analysis of Compensation Decisions in 2011: For 2011, the Compensation Committee again determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that the Compensation Committee defined as our peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail below under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2011 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups (as described below); (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

The Compensation Committee also considered guidance and communications from its regulator, the Finance Agency, in determining total compensation for the Named Executive Officers as more specifically addressed below under “Finance Agency Oversight.”

Use of Benchmarks – We believe a key to attracting and retaining highly-qualified executive officers is the identification of the appropriate peer groups within which we must compete for executive talent. We have historically recruited nationally in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation to retain the Named Executive Officers we have recruited, the Board of Directors (and/or Compensation Committee) has periodically retained compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey-based benchmarks. Our Compensation Committee has used such survey data as guideposts in considering and determining competitive levels of base salary and total compensation for our Named Executive Officers among other factors as described above.

In 2011, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners. The Compensation Committee looked primarily to McLagan’s FHLBank Custom Compensation Survey and available pay data; and secondarily to a subset of McLagan’s proprietary survey database for financial services institutions. Based on advice of McLagan Partners, the Compensation Committee selected a subset of survey data within McLagan Partners’ proprietary survey database to reflect information about a more narrow survey group of comparator financial services institutions.

The decision to remain competitive primarily with the other FHLBanks and to also consider the broader labor market of a limited group of financial services institutions reflects our belief that the knowledge and skills necessary to effectively perform our Named Executive Officers’ duties may be developed as a result of experience not only at other FHLBanks, but also at a variety of other financial services institutions. We also recognize that Topeka’s geographic location may be a disadvantage in attracting executives, but generally is a positive factor in retaining executives.

Of the FHLBank-based survey data and the broader survey data utilized, the Compensation Committee considered the 25th percentile, 50th percentile (median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our Named Executive Officers in considering the competitiveness of our total compensation for the Named Executive Officers. The Compensation Committee generally strives to establish annual base salary and incentive compensation opportunities for our Named Executive Officers in the median range of the survey data reviewed assuming target level goals would be achieved. The ultimate compensation determined appropriate in any given year, however, will depend on the scope of a Named Executive Officer’s responsibilities as compared to similar positions within our identified peer groups, the experience and performance of the individual Named Executive Officer, and our overall performance. Generally, the Compensation Committee and CEO operate to recommend below median pay for poor performance and above median pay for superior performance. While survey information is one factor in setting compensation for our Named Executive Officers, we believe that surveys should not override the need for independent decisions by the Compensation Committee that are consistent with our financial condition and future prospects.

Consideration of Individual Performance – As an additional factor, the individual performance of each Named Executive Officer is considered by the Compensation Committee and by the CEO in determining whether it is appropriate to increase annual base salaries of our Named Executive Officers based on a subjective determination of the perceived merit of each Named Executive Officer.

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

In 2011, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility provided in 2010 and expected in 2011, the perceived performance of each Named Executive Officer and other factors as described above, including the performance of the FHLBank in 2010 and expected for 2011. As a result of the Compensation Committee’s consideration of these factors, the Compensation Committee recommended and the Board approved an increase to our CEO’s base salary effective April 1, 2011 by three percent from 2010. For the same reasons, the Compensation Committee determined to increase the base salaries for our COO and CRO by 3.0 percent, our General Counsel by 3.2 percent, and our CAO by 7.2 percent in 2011. These increases were generally consistent with increases of approximately three percent received by most of our other employees’ base salaries for 2011 also, due to the financial performance of the FHLBank and individual performance. Our CAO received a higher increase in base salary for 2011 as a result of a market based adjustment based on her previous performance and our competitive peers.

Establishment of Performance Goals for Incentive Award Opportunities in 2011: We believe that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote our mission. Thus, motivating our Named Executive Officers to accomplish business and financial short- and long-term goals that promote a high level of performance for our members is a key objective of our total compensation program. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver our desired results of operations in a highly competitive environment.

To effectively motivate the Named Executive Officers to accomplish both short and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are distributed only in accordance with such achievement. In 2011, we achieved this compensation objective through attainment of annual performance objectives under our ESTIP and attainment of long-term objectives over the three year performance period of our LTIP that began in 2009.

ESTIP – Beginning in the fourth quarter of 2010, management and designated directors met to develop and propose performance objectives for executive compensation awards under the ESTIP for 2011 Named Executive Officer award opportunities. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management appropriately aligned the performance objectives to the Strategic Business Plan. Individual directors participated in the development of appropriate levels and thresholds for each goal and the Compensation Committee reviewed, and analyzed the proposed performance objectives, as appropriate, for 2011 before submitting the objectives to the Board of Directors for approval.

In February 2011, the Board of Directors approved the six FHLBank-wide performance objectives from which to measure potential awards under the ESTIP. The performance objectives against which the 2011 performance of the Named Executive Officers were evaluated represented a balance of profit-oriented, service-oriented and risk-oriented performance measures. These measures were designed to reflect objectives that promote our primary mission as a cooperatively-owned GSE to provide reliable, dependable, and value added benefits to our members in the form of products, services and dividends. The performance objectives for 2011 are described in Table 78:

Table 78

Performance Objective	Measure
Adjusted ROE Spread on Class B Common Stock1
The spread between pre-hedging, pre-AHP/REFCORP adjusted return available for Class B Common Stock (weighted by the amount of Class B Common Stock outstanding each day) and the weighted average daily overnight Federal funds effective rate

Net Income After Capital Charge1	The dollar amount of adjusted income, but post-AHP/REFCORP, which exceeds the cost of the required return on capital
Retained Earnings	The dollar amount of GAAP retained earnings as of 12/31/2011
Mission Product Utilization	Based on the member application for usage of mission-oriented products consisting of AHP, CICA,CHP/CDP, HELP, RFHP/TOP and JOBS programs
Risk Management – Market, Credit and Liquidity Risks	The weighted average rating by the Board of Directors after discussion and analysis of risk management in the areas of market, credit, and liquidity risks
Risk Management – Compliance, Business and Operations Risks	The weighted average rating by the Board of Directors after discussion and analysis of risk management in the areas of compliance, business and operations risks

1
As part of evaluating our financial performance and measuring ESTIP performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP and REFCORP assessments, as applicable; (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on sale of mortgage loans held for sale and gain/loss on securities. The result is referred to as adjusted income, which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as adjusted ROE spread. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for discussion of adjusted income and adjusted ROE.

The profit-oriented objectives of “Adjusted ROE Spread on Class B Common Stock” and “Net Income After Capital Charge” (non-GAAP measures) were based on: (1) the belief that profitability is critical to the long-term viability of the organization; and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of our products and services. The “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, operations, market, credit, liquidity and capital risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value. Finally, the performance objective for “Mission Product Utilization” addresses the members’ application for usage of profit-generating products and non-profit-generating products, respectively.

Award levels were set at threshold, target and optimum percentages of annual base salary (except for the Risk Management objectives, as set forth in Table 79 below). See Table 86 for the results of achievement of each objective for each Named Executive Officer.

Table 79 sets forth the specific annual goal performance ranges for each of our established performance objectives in 2011:

Table 79

Performance Objective		Annual Performance Range
Adjusted ROE Spread on Class B Common Stock	Threshold	5.53%
	Target	9.87%
	Optimum	14.21%
Net Income After Capital Charge	Threshold	$26,100,000
	Target	$52,200,000
	Optimum	$78,300,000
Retained Earnings	Threshold	$358,520,000
	Target	$395,416,000
	Optimum	$432,312,000
Mission Product Utilization1	Threshold	350
	Target	425
	Optimum	500
Risk Management – Market, Credit and Liquidity Risks	Unsuccessful	0%
	Marginally Successful	0%
	Moderately Successful	50%
	Successful	100%
	Highly Successful	125%
	Superior	150%
Risk Management – Compliance, Business and Operations Risks	Unsuccessful	0%
	Marginally Successful	0%
	Moderately Successful	50%
	Successful	100%
	Highly Successful	125%
	Superior	150%

1
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

Table 80 provides the: (1) metric weight for the various performance goals as a percent of the total ESTIP award opportunity for each Named Executive Officer in 2011; and (2) the 2011 goal achievement percentage for all goals.

Table 80

	Metric Weight
Performance Objective	CEO/ COO	CRO/ CAO	General Counsel	2011 Goal Achievement Percentage
Adjusted Return Spread on Class B Common Stock	20%	10%	15%	114%
Net Income After Capital Charge	20	10	15	113
Retained Earnings	10	20	10	101
Mission Product Utilization	10	10	10	41
Risk Management – Market, Credit, and Liquidity Risks	20	20	20	136
Risk Management – Compliance, Business, and Operations Risks	20	30	30	125

As reflected in Table 80, 2011 was a strong year for the FHLBank regarding the achievement of our ESTIP performance objectives. In February 2011, the Compensation Committee recommended and the Board of Directors approved, changes to the ESTIP for 2011 awards. As amended, the ESTIP removes the former payment of quarterly performance awards and provides that the awards earned under the ESTIP are only payable on an annual basis. In addition, a Retained Earnings goal was added and the Core Product Utilization goal was removed. Finally, the Risk Management goal was divided into two Risk Management goals: one addressing market, credit, and liquidity risks and the other addressing compliance, business, and operations risks. The Compensation Committee chose to make these changes in response to guidance from the Finance Agency and to further align compensation with sound risk practices. These changes were subject to the authority of the Director of the Finance Agency to prohibit compensation that is not reasonable and comparable to compensation paid to executives at other financial institutions. The amended ESTIP was filed on March 2, 2011, as Exhibit 10.2 to our current report on Form 8-K.

Under the ESTIP, the Compensation Committee has the discretion to reduce or eliminate the amount of an award otherwise payable to a Named Executive Officer if, the Compensation Committee subjectively determines the reduction or elimination of an ESTIP award is warranted based on its analysis of total compensation targets for any year in which LTIP awards for a Performance Period are also earned. This discretion allows the Compensation Committee flexibility to modify the target percentages under the ESTIP, as referenced in Table 81, in order to align total compensation targets to the marketplace. Such discretion has not been historically exercised by the Board of Directors primarily because 2011 constituted the completion of the first Performance Period in which the Named Executive Officers were eligible for an LTIP award. For 2011, the Compensation Committee determined that a discretionary reduction of ESTIP target awards was warranted for certain Named Executive Officers based on the total compensation analysis. As a result, adjustments were made in 2011 ESTIP target awards to reduce the ESTIP targets. Actual adjustments of the ESTIP target percentages are provided in Table 81 for each of the Named Executive Officers.

Table 81

Position	Target Percentage	Adjust Target Percentage
CEO	55%	40%
COO	45	35
CRO	45	30
General Counsel	35	30
CAO1	35	35

1	The CAO was not eligible to participate in the Performance Period under the LTIP for January 1, 2009 – December 31, 2011; thus, no adjustment was made to the ESTIP target percentage.

ESTIP award values described in Table 81 above as a percentage of annual base salary for performance goal achievement were assigned based on the Named Executive officer’s position in the hierarchy of the FHLBank, which partially reflects the Named Executive Officer’s role in our strategic decisions as well as the Named Executive Officer’s influence over our overall operations and culture.

LTIP – The LTIP first became effective as of January 1, 2009. Achievement of base award opportunities is measured over three-year Performance Periods based on attainment of performance objectives. The first Performance Period under the LTIP for which the Named Executive Officers were eligible for an award ended on December 31, 2011.

Table 82 presents the Base Award Opportunity Percentage for each Named Executive Officer eligible to participate in the Performance Period under the LTIP for January 1, 2009 – December 31, 2011:

Table 82

Named Executive Officer	Level	2009-2011 Base Award Opportunity Percentage	2009-2011 Base Award Opportunity Percentage Achieved
Andrew J. Jetter	Level I	40%	56.25%
David S. Fisher	Level II	30	42.19
Mark E. Yardley	Level II	30	42.19
Patrick C. Doran	Level III	20	28.13

The metric weight for the 2009-2011 performance goals as a percent of the total LTIP award opportunity for all Named Executive Officers and the 2009-2011 goal achievement percentage are included in Table 83:

Table 83

Objective	Metric Weight	2009-2011 Goal Achievement Percentage
Total Return	75%	150.0%
Expense Growth	25	112.5

For the 2011-2013 Performance Period, the Compensation Committee recommended and the Board of Directors approved in February 2011 amendments to the LTIP. As amended, the LTIP adds the CAO as a participant and the performance measures were revised from the performance measures under the LTIP for previous Performance Periods by reducing the weighting of the Total Return metric from 0.75 to 0.375 and adding a new metric relating to MVE/TRCS, which is weighted by 0.375. This change was made to continue to align our incentive plans with sound risk management goals. The LTIP is incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2011 as Exhibit 10.10.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2011 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2011, particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

The Committee believes that the Supplemental Thrift Plan, as defined under “Deferred Compensation” in this Item 11, and the defined benefit portion of the BEP provide additional retirement benefits that are necessary for our total compensation package to remain competitive, particularly compared with competitors who may offer equity-based compensation. Additional information regarding these plans can be found in the narratives to the Pension Benefits and Nonqualified Deferred Compensation tables in this Item 11.

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

President (CEO)	52 weeks
Executive Vice President (COO and CRO)	39 weeks
Senior Vice President (General Counsel and CAO)	26 weeks

See “Potential Payments Upon Termination or Change in Control” in this Item 11 for more information related to potential payouts on termination or change in control attributable to each Named Executive Officers as of December 31, 2011.

Finance Agency Oversight: Section 1113 of the Recovery Act requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In 2009, the Finance Agency published a proposed regulation designed to implement these statutory requirements covering compensation payable to members of an FHLBank’s senior executive team and defines “reasonable” and “comparable” compensation. In addition, under the proposed regulation, the Finance Agency Director would have authority to approve certain compensation and termination benefits. The proposed regulation has not been finalized. Also in 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation.

On April 14, 2011, the Finance Agency issued a joint proposed rule, along with six other federal financial regulators, that could impose additional requirements and restrictions on incentive compensation for our Named Executive Officers. We have taken the proposed rule into consideration in adopting our EICP, effective January 1, 2012; however, it is unknown what requirements will ultimately be enacted by the Finance Agency. Refer to Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments,” for more information on the joint proposed rule.

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

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chairman
Michael M. Berryhill
Robert E. Caldwell II
G. Bridger Cox
Thomas E. Henning
Ronald K. Wente

Table 84 presents the Summary Compensation Table for the Named Executive Officers.

Table 84

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation1	Change in Pension Value and Nonqualified Deferred Compensation Earnings2	All Other Compensation3	Total
Andrew J. Jetter4	2011	$627,500	$606,062	$1,169,289	$55,792	$2,458,643
President & CEO	2010	609,226	416,210	791,982	49,001	1,866,419
	2009	595,805	429,908	725,000	63,794	1,814,507
David S. Fisher5	2011	416,925	324,486	214,844	40,026	996,281
SEVP & COO	2010	404,726	226,227	141,859	30,982	803,794
	2009	395,805	233,670	101,000	31,329	761,804
Mark E. Yardley6	2011	312,675	226,287	609,535	30,723	1,179,220
EVP & CRO	2010	303,476	169,632	404,807	27,447	905,362
	2009	296,805	175,223	392,000	32,904	896,932
Patrick C. Doran7	2011	255,025	151,455	134,988	20,033	561,501
SVP & General Counsel	2010	247,276	107,503	73,510	21,106	449,395
	2009	241,805	111,030	61,000	20,243	434,078
Denise L. Cauthon8	2011	189,750	71,559	250,000	14,999	526,308
SVP & CAO	2010	174,584	75,900	125,000	15,671	391,155

1
All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s ESTIP and LTIP. Ms. Cauthon became eligible for the ESTIP effective May 26, 2010 and was not a participant in the 2009-2011 LTIP.

2
The Change in Pension Value and Nonqualified Deferred Compensation Earnings includes above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation balance as of January 1, 2011 by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

3	The 2011 components of All Other Compensation are provided in Table 85.
4
Above market earnings attributable to the BEP for Mr. Jetter were $15,289, $12,982 and $0 for 2011, 2010 and 2009, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $310,000, $154,000 and $173,000 for 2011, 2010 and 2009, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $844,000, $625,000 and $552,000 for 2011, 2010 and 2009, respectively.

5
Above market earnings attributable to the BEP for Mr. Fisher were $3,844, $1,859 and $0 for 2011, 2010 and 2009, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $84,000, $48,000 and $40,000 for 2011, 2010 and 2009, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $127,000, $92,000 and $61,000 for 2011, 2010 and 2009, respectively.

6
Above market earnings attributable to the BEP for Mr. Yardley were $8,535, $6,807 and $0 for 2011, 2010 and 2009, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $344,000, $173,000 and $195,000 for 2011, 2010 and 2009, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $257,000, $225,000 and $197,000 for 2011, 2010 and 2009, respectively.

7
Above market earnings attributable to the BEP for Mr. Doran were $988, $510 and $0 for 2011, 2010 and 2009, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $92,000, $45,000 and $41,000 for 2011, 2010 and 2009, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $42,000, $28,000 and $20,000 in 2011, 2010 and 2009, respectively.

8
The aggregate change in the value of Ms. Cauthon’s accumulated benefit under the FHLBank’s DB Plan was $246,000 and $125,000 for 2011 and 2010, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $4,000 for 2011. Ms. Cauthon did not participate in the defined contribution portion of the BEP during 2010 or 2011.

Table 85 presents the components of “All Other Compensation” for 2011 as summarized in Table 84.

Table 85

Named Executive Officer	Perquisites and Personal Benefits1	Individual Disability Insurance	Life Insurance Premiums	Long Term Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Andrew J. Jetter	$0	$5,611	$1,486	$948	$14,700	$33,047	$0	$55,792
David S. Fisher	0	5,380	923	923	13,804	18,900	96	40,026
Mark E. Yardley	0	3,288	694	923	14,700	11,118	0	30,723
Patrick C. Doran	0	0	586	892	14,700	3,855	0	20,033
Denise L. Cauthon	0	0	392	627	13,980	0	0	14,999

1	Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual.

Table 86 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 86

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards1
Name	Plan	Threshold	Target	Maximum
Andrew J. Jetter	ESTIP	$125,500	$251,000	$376,500
President & CEO	LTIP (2011-2013)	122,740	245,480	368,220
David S. Fisher	ESTIP	72,962	145,924	218,886
SEVP & COO	LTIP (2011-2013)	61,155	122,310	183,465
Mark E. Yardley	ESTIP	46,901	93,802	140,704
EVP & CRO	LTIP (2011-2013)	45,855	91,710	137,565
Patrick C. Doran	ESTIP	38,254	76,507	114,761
SVP & General Counsel	LTIP (2011-2013)	24,910	49,820	74,730
Denise L. Cauthon	ESTIP	33,206	66,413	99,619
SVP & CAO	LTIP (2011-2013)	18,000	36,000	54,000

1
Amounts reflected for the ESTIP and LTIP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2011. LTIP amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. Awards, if any, under the LTIP are payable in the year following the end of the three-year performance period. See discussion under Long Term Incentive Plan under this Item 11 for a description of the terms of the LTIP and future payouts.

Performance Ranges – Awards under the ESTIP may be granted for achievement corresponding to performance ranges, from threshold, to target, to optimum performance for each goal metric. Within a performance range, threshold represents the lowest level of annual performance eligible for an award; target represents the expected level of annual performance; and optimum represents the best attainable level of annual performance required to obtain the maximum award payment. Awards may be earned for performance anywhere within these performance ranges at a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of performance, linear interpolation is used to ensure that the annual award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their earned base salary (in accordance with adjustments discussed in the Compensation Discussion and Analysis section of this Item 11) as follows:

Table 87

Position	Threshold Award	Target Award	Optimum Award
CEO	20.0%	40.0%	60.0%
COO and CAO	17.5	35.0	52.5
CRO and General Counsel	15.0	30.0	45.0

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

Long Term Incentive Plan: The LTIP provides eligible executive officers the opportunity to earn long-term incentive compensation based on our attainment of certain financial goals determined by the Compensation Committee and the Board of Directors. The Compensation Committee, in consultation with the CEO, is responsible for administering the LTIP and has the full authority to construe, interpret, implement, and administer the LTIP in such capacity.

The identities of the individual employees eligible for participation under the LTIP will be recommended by the CEO to the Compensation Committee for approval for a given Performance Period. “Performance Period” is defined under the LTIP as a three-year period, with the first Performance Period extending from January 1, 2009 to December 31, 2011. Eligibility under the LTIP is limited to the CEO and senior officers who were members of the Strategic Planning Group (as such term is defined in the LTIP). The LTIP allows for other key employees to be recommended as participants on a limited basis to address extraordinary performance and/or other criteria and considerations as determined by the Compensation Committee. This did not occur during the 2009-2011 Performance Period. See Compensation Discussion and Analysis under this Item 11 for details about eligibility for participation and the opportunity percentages for each Named Executive Officer.

The LTIP uses a formula based on the FHLBank’s Performance Measures for a given Performance Period, which are set by the Compensation Committee. Formulas for Performance Periods that include 2011 are described under the Compensation Discussion and Analysis section of this Item 11.

In 2011, a participant’s award under the LTIP equaled the Base Award Opportunity, which means the total award that may be earned during a Performance Period for achieving Target performance levels under each Performance Measure, plus any discretionary awards that may be recommended by the CEO to the Compensation Committee for any Level II, Level III and/or Level IV participant for extraordinary performance (the “Final Award”). The Final Award earned by a participant in the plan will be paid out by a single cash payment after the end of a Performance Period.

For any Performance Period, a Final Award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee or under any of the following circumstances: (1) we receive a cumulative “4” rating in our Finance Agency examination, or other equivalent “operating in an unsafe or unsound condition, or with unsafe or unsound practices” rating from applicable regulatory authorities during any year within the Performance Period; (2) we have negative net income, as defined and in accordance with GAAP, for the cumulative Performance Period; or (3) a given participant does not achieve “satisfactory” individual achievement levels during the applicable Performance Period. The determination of whether performance is deemed “satisfactory” is in the sole discretion of the Compensation Committee. Additionally, the Final Award shall be reduced by one-third for each year during the Performance Period in which we have negative net income, as defined and in accordance with GAAP.

Pension Benefits: Table 88 presents the 2011 Pension Benefits Table for the Named Executive Officers.

Table 88

Name	Plan Name	Number of Years of Credited Services	Present Value Of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	23.583	$1,169,000	$0
President & CEO	FHLBank Benefit Equalization Plan	23.583	3,584,000	0
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	4.917	215,000	0
SEVP & COO	FHLBank Benefit Equalization Plan	4.917	353,000	0
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	26.250	1,337,000	0
EVP & CRO	FHLBank Benefit Equalization Plan	26.250	1,185,000	0
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	6.667	237,000	0
SVP & General Counsel	FHLBank Benefit Equalization Plan	6.667	123,000	0
Denise L. Cauthon	Pentegra Defined Benefit Plan for Financial Institutions	21.333	745,000	0
SVP & CAO	FHLBank Benefit Equalization Plan	21.333	4,000	0

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

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Three Named Executive Officer participants (Mr. Jetter, Mr. Yardley and Ms. Cauthon) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on,” determined at the time of the plan change. The formula for this “frozen add-on” is [old benefit formula as of August 31, 2003 minus new benefit formula as of September 1, 2003 equals the frozen add-on]. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $245,000 on earnings for 2011. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415 benefit limit is $195,000 for 2011. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50, otherwise benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officers meeting the five year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. Each of the Named Executive Officers is eligible for early retirement. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and his/her age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

The FHLBank’s BEP is, in part, a non-qualified defined benefit plan. The defined benefit portion of the BEP provides benefits under the same terms and conditions as the DB Plan. However, the BEP does not limit the annual earnings or benefits of the Named Executive Officers. Benefits that would otherwise be provided under the BEP are reduced by benefits provided under the DB Plan.

Our contributions to the DB Plan through June 30, 2011, represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $4,864,000 in 2011. The DB Plan is a multiemployer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2011. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 4.40 percent interest. The present value of benefits accrued after September 1, 2003 are multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 4.40 percent interest. As of December 31, 2011, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2000 RP Mortality table (generational mortality table); (3) a 4.92 percent average salary increase adjustment; and (4) a 4.20 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation: Table 89 presents the 2011 Nonqualified Deferred Compensation Table for the Named Executive Officers. Our fiscal year (FY) is 2011, with a fiscal year end (FYE) of December 31, 2011.

Table 89

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY2	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE2
Andrew J. Jetter President & CEO	$16,524	$33,047	$47,287	$0	$1,072,856
David S. Fisher SEVP & COO	32,507	18,900	14,637	0	347,151
Mark E. Yardley EVP & CRO	18,876	11,118	26,896	0	615,675
Patrick C. Doran SVP & General Counsel	3,855	3,855	3,508	0	84,483

1	All amounts are also included in the salary column of the Summary Compensation Table.
2
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each NEOin the Executive Group in our Summary Compensation Tables for previous years (2006-2010) was $51,530 for Mr. Jetter, $2,716 for Mr. Fisher, $16,257 for Mr. Yardley, and $1,180 for Mr. Doran. The amounts reported as preferential (above market) earnings for the current year are presented in Table 84.

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

The Supplemental Thrift Plan allows Named Executive Officers to receive a rate of return based on our return on equity. For 2011, the rate of return was 5.36 percent.

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

Potential Payments Upon Termination/Change in Control: Table 90 represents a description of the elements of potential payments upon termination or change in control and the total amount that would be payable to the Named Executive Officers as of December 31, 2011 had their employment been terminated unless on or prior to that date: (1) the Named Executive Officer voluntarily terminated employment; (2) the Named Executive Officer’s employment was terminated by the FHLBank for misconduct; or (3) the Named Executive Officer accepted employment elsewhere or refused other employment offered by the FHLBank at or before the time of termination. Additional material conditions to the receipt of severance payments upon termination or change of control are discussed under “Severance Benefits” in the Compensation Discussion and Analysis section of this Item 11.

All termination payment amounts are payable as a lump sum. The total termination payment amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis section of this Item 11, any earned but unpaid incentive awards, the respective aggregate balance that would be payable under our nonqualified deferred compensation plans within ninety days of a Named Executive Officer’s termination of employment due to death, disability or retirement, and the payment that may be due under our BEP, as described under Pension Benefits in this Item 11, upon a change in control as defined in the BEP, each as of December 31, 2011.

Table 90

Officer	Severance Amount1	Earned and Unpaid 2011 Incentive Awards	Deferred Compensation Payable	Payout Under BEP	Total Termination Payment Amount
Andrew J. Jetter	$632,100	$270,922	$1,072,856	$3,584,000	$5,559,878
David S. Fisher	315,000	157,506	347,151	353,000	1,172,657
Mark E. Yardley	236,250	101,072	615,675	1,185,000	2,137,997
Patrick C. Doran	128,500	83,447	84,483	123,000	419,430
Denise L. Cauthon	96,500	71,559	0	4,000	172,059

1	Severance amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis under this Item 11.

Director Compensation: Table 91 presents the Director Compensation Table for our 2011 Board of Directors.

Table 91

Name	Fees Earned or Paid in Cash
Michael M. Berryhill	$85,000
Harley D. Bergmeyer	75,000
William Brush	75,000
Robert E. Caldwell II	85,000
G. Bridger Cox	75,000
James R. Hamby	85,000
Thomas E. Henning	85,000
Andrew C. Hove, Jr.	75,000
Jane C. Knight	75,000
Richard S. Masinton	85,000
Neil F. M. McKay	75,000
Mark J. O’Connor	50,000
Mark W. Schifferdecker	75,000
Bruce A. Schriefer	75,000
Ronald K. Wente	100,000

Director Fees – The Board establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2011 Board of Directors Compensation Policy (2011 Policy) was adopted effective January 1, 2011. This policy was established in accordance with the Bank Act and Finance Agency regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. Our 2011 Policy provides that directors shall be paid a meeting fee for each day in attendance at a regular or special meeting of the Board of Directors up to a maximum annual compensation amount as set forth in the 2011 Policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan Partners. FHLBank director compensation that was established by the Board under the 2011 Policy reflected this analysis.

On December 15, 2011, the 2012 Board of Directors Compensation Policy (2012 Policy) was adopted and became effective January 1, 2012. Reflecting the 2011 analysis of McLagan Partners, the 2012 Policy establishes annual compensation limits of $100,000 for the Chairman, $85,000 for the Vice Chairman and Committee Chairs and $75,000 for all other directors.

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

Total travel expenses in the amount of $198,000 were paid for our directors in 2011 for travel integrally and directly related to the performance of the directors’ duties.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a cooperative. Our members or former members own all of our outstanding capital stock. A majority of our directors are elected from our membership. One of the voting rights of members is for the election of member and independent directors. Each member is eligible to vote for those open member director seats in the state in which its principal place of business is located and for all open independent director seats, which are elected by members of the entire FHLBank district. Membership is voluntary; however, members must give notice of their intent to withdraw from membership. A member that withdraws from membership may not be readmitted to membership for five years after the date upon which its required membership stock (Class A Common Stock) is redeemed by the FHLBank.

Management cannot legally and, therefore, does not, own our capital stock. We do not offer any compensation plan to our employees under which equity securities of the FHLBank are authorized for issuance.

Table 92 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 15, 2012. Of these stockholders, no officer or director currently serves on our Board of Directors.

Table 92

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,295,030	9.6%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,230,000	9.1
Security Life of Denver Ins. Co	1290 Broadway	Denver	CO	750,500	5.6
TOTAL				3,275,530	24.3%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 93 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 15, 2012, for member institutions whose officers or directors served as our directors as of March 15, 2012:

Table 93

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Girard National Bank	100 E Forest	Girard	KS	41,985	0.3%
Vision Bank	1800 Arlington St	Ada	OK	38,105	0.3
FirstBank	10403 W. Colfax Ave	Lakewood	CO	33,145	0.2
Golden Belt Bank, FSA	901 Washington Street	Ellis	KS	32,618	0.2
First State Bank	4915 Old Cheney Rd	Lincoln	NE	21,825	0.2
NebraskaLand National Bank	121 N. Dewey	North Platte	NE	21,196	0.2
Morgan Federal Bank	321 Ensign Street	Fort Morgan	CO	20,259	0.2
Citizens Bank & Trust Co	1100 N Commerce	Ardmore	OK	9,782	0.1
Bankers’ Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,716	0.0
TOTAL				221,631	1.7%

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

A “Related Person” under the Policy is:
▪	Any person who is, or at any time since the beginning of our last fiscal year was, a director or an executive officer of the FHLBank;
▪	Any immediate family member of any of the foregoing persons;
▪	Any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a general partner or principal or in a similar position; or
▪	Any member institution (or successor) of the FHLBank who is known to be the beneficial owner of more than five percent of our voting securities.

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services listed in the Member Products and Services Guide to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between the FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding.

Transactions outside the ordinary course of business, with Related Persons that have a direct or indirect material interest, and exceed $120,000 are subject to Audit Committee review and approval under the Policy and include situations in which: (1) we obtain products or services from a Related Person of a nature, quantity or quality, or on terms, that are not readily available from alternative sources; (2) we provide products or services to a Related Person on terms not comparable to those provided to unrelated parties; or (3) the rates or charges involved in the transactions are not subject to competitive bidding.

In 2011, there was one Related Person transaction outside the ordinary course of business as defined by the Policy that necessitated review and approval by the Audit Committee. On May 6, 2011, all mortgage loans held for sale were sold to two members (see Note 7 in the Notes to Financial Statements under Item 8 for information regarding mortgage loans held for sale). One of the members, Capitol Federal Savings Bank, met the definition of a Related Party under the Policy and under Item 404(a) of Regulation S-K because Capitol Federal Savings Bank owned more than five percent of our voting securities at the time of the transaction (as well as at March 15, 2012; see Table 92 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). We sold mortgage loans to Capitol Federal Savings Bank for $93.7 million gross proceeds. We had not sold mortgage loans to a member in the past and the sale was not subject to competitive bidding; therefore, the transaction was considered outside our ordinary course of business. Accordingly, the sale of mortgage loans to Capitol Federal Savings Bank was reviewed and approved by the Audit Committee prior to completion of the transaction. The Audit Committee concluded that the terms of the transaction were reasonable and appropriate for this type of transaction.

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

Committee Independence
Audit Committee: In addition to the Nasdaq Independence Standards for committee members, our Audit Committee members are subject to the independence standards of the Finance Agency. Finance Agency regulations state that a director will be considered sufficiently independent to serve as an Audit Committee member if that director does not have a disqualifying relationship with the FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include but are not limited to:
▪	Being employed by the FHLBank in the current year or any of the past five years;
▪	Accepting compensation from the FHLBank other than compensation for service as a director;
▪	Serving or having served in any of the past five years as a consultant, advisor, promoter, underwriter, or legal counsel of the FHLBank; or
▪	Being an immediate family member of an individual who is, or has been in any of the past five years, employed by the FHLBank as an executive officer.

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

As of March 19, 2012, all members of our Audit Committee were independent under the Finance Agency’s audit committee independence criteria and under the independence criteria of Section 10A(m) of the Exchange Act.

The Finance Agency’s criteria for audit committee independence are posted on the corporate governance page of our Web site at www.fhlbtopeka.com.

Item 14: Principal Accounting Fees and Services

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2011 and 2010. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 94 sets forth the aggregate fees we were billed for the years ended December 31, 2011 and 2010 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 94

	2011	2010
Audit fees	$768	$804
Audit-related fees	2	4
Tax fees	0	0
All other fees	0	0
TOTAL	$770	$808

Audit fees during the years ended December 31, 2011 and 2010, respectively, were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2011 and 2010.

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2011, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 23, 2010, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.1 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 1, 2011, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.3	Exhibit 10.5 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Lease Agreement, is incorporated herein by reference as Exhibit 10.3.
10.4
Exhibit 10.6 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.4.

10.5
Exhibit 10.7 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.5.

10.6	Exhibit 10.8 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.6.
10.7*	Exhibit 10.10 to the 2010 Annual Report on Form 10-K, filed March 24, 2011, Federal Home Loan Bank of Topeka Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.7.
10.8*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 21, 2011, Federal Home Loan Bank of Topeka Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.8.
10.9*	Exhibit 10.3 to the Current Report on Form 8-K, filed December 21, 2011, Federal Home Loan Bank of Topeka “Transitional” Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.9.
10.10*
Exhibit 10.1 to the Current Report on Form 8-K, filed December 19, 2011, 2012 Federal Home Loan Bank of Topeka Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.10.

12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Exhibit 14.1 to the Current Report on Form 8-K, filed December 22, 2010, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
24	Power of Attorney
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

Date: March 19, 2012	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 19, 2012
Andrew J. Jetter	(Principal Executive Officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 19, 2012
Denise L. Cauthon	(Principal Financial Officer and Principal Accounting Officer)

/s/Ronald K. Wente*	Chairman of the Board of Directors	March 19, 2012
Ronald K. Wente

/s/Robert E. Caldwell, II*	Vice Chairman of the Board of Directors	March 19, 2012
Robert E. Caldwell, II

/s/Harley D. Bergmeyer*	Director	March 19, 2012
Harley D. Bergmeyer

/s/Michael M. Berryhill*	Director	March 19, 2012
Michael M. Berryhill

/s/G. Bridger Cox*	Director	March 19, 2012
G. Bridger Cox

/s/James R. Hamby*	Director	March 19, 2012
James R. Hamby

/s/Thomas E. Henning*	Director	March 19, 2012
Thomas E. Henning

/s/Andrew C. Hove, Jr. *	Director	March 19, 2012
Andrew C. Hove, Jr.

/s/Michael B. Jacobson*	Director	March 19, 2012
Michael B. Jacobson

/s/Jane C. Knight*	Director	March 19, 2012
Jane C. Knight

/s/Richard S. Masinton*	Director	March 19, 2012
Richard S. Masinton

/s/Neil F. M. McKay*	Director	March 19, 2012
Neil F. M. McKay

/s/Mark J. O’Connor*	Director	March 19, 2012
Mark J. O’Connor

/s/Mark W. Schifferdecker*	Director	March 19, 2012
Mark W. Schifferdecker

/s/Bruce A. Schriefer*	Director	March 19, 2012
Bruce A. Schriefer

*	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

 /s/Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

/s/Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, of capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the “Bank”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 19, 2012

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	December 31,
	2011	2010
ASSETS
Cash and due from banks (Note 3)	$116,041	$260
Interest-bearing deposits	42	24
Federal funds sold	1,040,000	1,755,000

Investment securities:
Trading securities (Note 5)	4,559,163	6,334,939
Held-to-maturity securities1 (Note 5)	4,977,332	6,755,978
Total investment securities	9,536,495	13,090,917

Advances (Notes 6, 8, 18)	17,394,399	19,368,329
Mortgage loans held for sale (Notes 7, 18)	0	120,525

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Notes 7, 8, 18)	4,936,805	4,175,817
Less allowance for credit losses on mortgage loans (Note 8)	(3,473)	(2,911)
Mortgage loans held for portfolio, net	4,933,332	4,172,906

Accrued interest receivable	85,666	93,341
Premises, software and equipment, net	11,379	12,609
Derivative assets (Note 9)	14,038	26,065
Other assets (Note 17)	58,790	66,091

TOTAL ASSETS	$33,190,182	$38,706,067

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Notes 10, 18)	$958,445	$1,177,104
Non-interest-bearing (Notes 10, 18)	38,926	32,848
Total deposits	997,371	1,209,952

Consolidated obligations, net:
Discount notes (Note 11)	10,251,108	13,704,542
Bonds (Note 11, 17)	19,894,483	21,521,435
Total consolidated obligations, net	30,145,591	35,225,977

Overnight loans from other FHLBanks	35,000	0
Mandatorily redeemable capital stock (Note 14)	8,369	19,550
Accrued interest payable	96,237	128,551
Affordable Housing Program (Note 12)	31,392	39,226
Payable to Resolution Funding Corp. (REFCORP) (Note 13)	0	8,014
Derivative liabilities (Note 9)	140,213	255,707
Other liabilities (Notes 15, 17)	34,562	35,612

TOTAL LIABILITIES	31,488,735	36,922,589

Commitments and contingencies (Notes 1, 6, 7, 9, 11, 12, 14, 15, and 17)

1	Fair value: $4,967,585 and $6,744,289 as of December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION(continued)
(In thousands, except par value)
	December 31,
	2011	2010
Capital:
Capital stock outstanding – putable:
Class A ($100 par value; 5,373 and 5,934 shares issued and outstanding) (Notes 14, 18)	537,304	593,386
Class B ($100 par value; 7,905 and 8,610 shares issued and outstanding) (Notes 14, 18)	790,523	861,010
Total capital stock	1,327,827	1,454,396

Retained earnings:
Unrestricted	395,588	351,754
Restricted (Notes, 13, 14)	5,873	0
Total retained earnings	401,461	351,754

Accumulated other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 5)	(23,759)	(19,291)
Defined benefit pension plan – net loss (Note 15)	(4,082)	(3,381)
Total accumulated other comprehensive income (loss)	(27,841)	(22,672)

TOTAL CAPITAL	1,701,447	1,783,478

TOTAL LIABILITIES AND CAPITAL	$33,190,182	$38,706,067

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2011	2010	2009
INTEREST INCOME:
Interest-bearing deposits	$204	$230	$7,095
Federal funds sold and securities purchased under agreements to resell (Note 4)	2,219	4,826	3,950
Trading securities (Note 5)	81,388	90,884	106,619
Held-to-maturity securities (Note 5)	99,094	148,223	204,767
Advances (Notes 6, 8)	154,536	194,878	335,840
Prepayment fees on terminated advances (Note 6)	10,978	14,575	12,283
Mortgage loans held for sale (Note 7)	2,142	0	0
Mortgage loans held for portfolio (Note 7)	193,686	173,756	160,585
Overnight loans to other Federal Home Loan Banks	2	1	4
Other	2,238	2,638	3,033
Total interest income	546,487	630,011	834,176

INTEREST EXPENSE:
Deposits (Note 10)	2,594	2,805	4,830
Consolidated obligations:
Discount notes (Note 11)	9,591	21,017	73,531
Bonds (Note 11)	302,765	355,164	495,277
Overnight loans from other Federal Home Loan Banks	4	7	9
Securities sold under agreements to repurchase	0	3	0
Mandatorily redeemable capital stock (Note 14)	174	346	504
Other	433	793	1,014
Total interest expense	315,561	380,135	575,165

NET INTEREST INCOME	230,926	249,876	259,011
Provision for credit losses on mortgage loans (Note 8)	1,058	1,582	1,254
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	229,868	248,294	257,757

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 5)	(13,686)	(17,778)	(8,086)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	8,975	13,744	7,522
Net other-than-temporary impairment losses on held-to-maturity securities	(4,711)	(4,034)	(564)
Net gain (loss) on trading securities (Note 5)	20,772	14,425	(12,337)
Net gain (loss) on derivatives and hedging activities (Note 9)	(108,743)	(174,674)	111,462
Net gain (loss) on mortgage loans held for sale (Note 7)	4,425	0	0
Service fees	4,949	5,208	6,114
Other	4,770	4,572	3,346
Total other income (loss)	(78,538)	(154,503)	108,021

OTHER EXPENSES:
Compensation and benefits (Note 15)	28,604	26,365	24,080
Other operating (Note 17)	13,857	13,844	13,543
Finance Agency	4,039	1,866	1,697
Office of Finance	2,236	1,922	1,711
Other	4,835	4,093	2,555
Total other expenses	53,571	48,090	43,586

INCOME (LOSS) BEFORE ASSESSMENTS	97,759	45,701	322,192

Affordable Housing Program (Note 12)	8,611	3,766	26,353
REFCORP (Note 13)	11,822	8,387	59,168
Total assessments	20,433	12,153	85,521

NET INCOME (LOSS)	$77,326	$33,548	$236,671

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(In thousands)
							Accumulated
					Unrestricted	Restricted	Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2008	6,339	$633,941	16,064	$1,606,394	$156,922	$0	$(2,012)	$2,395,245
Cumulative effect of adjustments to opening balance relating to non-credit portion of other-than-temporary impairment losses on held-to-maturity securities as of January 1, 2009					3,349		(3,349)	0
Proceeds from issuance of capital stock	72	7,204	3,622	362,181				369,385
Repurchase/redemption of capital stock	(1,183)	(118,354)	(138)	(13,722)				(132,076)

Comprehensive income (loss):
Net income					236,671			236,671
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion							(7,979)	(7,979)
Reclassification of non-credit portion included in net income							457	457
Accretion of non-credit portion							1,152	1,152
Defined benefit pension plan:
Amortization of prior service cost							(9)	(9)
Net gain (loss)							(262)	(262)
Amortization of net loss							141	141
Total comprehensive income (loss)								230,171

Net reclassification of shares to mandatorily redeemable capital stock	(972)	(97,233)	(8,192)	(819,215)				(916,448)
Net transfer of shares between Class A and Class B	(1,320)	(132,004)	1,320	132,004				0
Dividends on capital stock (Class A – 0.8%, Class B – 2.8%, Note 15):
Cash payment					(367)			(367)
Stock issued			415	41,500	(41,500)			0
BALANCE - DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$0	$(11,861)	$1,945,910

1	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (continued)
(In thousands)
							Accumulated
					Unrestricted	Restricted	Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	$355,075	$0	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	48	4,797	1,031	103,106				107,903
Repurchase/redemption of capital stock			(137)	(13,720)				(13,720)

Comprehensive income (loss):
Net income					33,548			33,548
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion							(16,398)	(16,398)
Reclassification of non-credit portion included in net income							2,654	2,654
Accretion of non-credit portion							4,172	4,172
Defined benefit pension plan:
Amortization of prior service cost							(6)	(6)
Net gain (loss)							(1,586)	(1,586)
Amortization of net loss							353	353
Total comprehensive income (loss)								22,737

Net reclassification of shares to mandatorily redeemable capital stock	(1,224)	(122,362)	(1,567)	(156,674)				(279,036)
Net transfer of shares between Class A and Class B	4,174	417,397	(4,174)	(417,397)				0
Dividends on capital stock (Class A – 0.6%, Class B – 3.0%, Note 15):
Cash payment					(316)			(316)
Stock issued			366	36,553	(36,553)			0
BALANCE - DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	$351,754	$0	$(22,672)	$1,783,478

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009 (continued)
(In thousands)
							Accumulated
					Unrestricted	Restricted	Other
	Capital Stock Class A1		Capital Stock Class B1		Retained	Retained	Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Earnings	Earnings	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	$351,754	$0	$(22,672)	$1,783,478
Proceeds from issuance of capital stock	65	6,468	1,803	180,260				186,728
Repurchase/redemption of capital stock	(343)	(34,272)	(49)	(4,934)				(39,206)

Comprehensive income (loss):
Net income					71,453	5,873		77,326
Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion							(12,144)	(12,144)
Reclassification of non-credit portion included in net income							3,169	3,169
Accretion of non-credit portion							4,507	4,507
Defined benefit pension plan:
Net gain (loss)							(1,020)	(1,020)
Amortization of net loss							319	319
Total comprehensive income (loss)								72,157

Net reclassification of shares to mandatorily redeemable capital stock	(1,747)	(174,660)	(1,267)	(126,688)				(301,348)
Net transfer of shares between Class A and Class B	1,464	146,382	(1,464)	(146,382)				0
Dividends on capital stock (Class A – 0.3%, Class B – 3.2%, Note 15):
Cash payment					(362)			(362)
Stock issued			272	27,257	(27,257)			0
BALANCE - DECEMBER 31, 2011	5,373	$537,304	7,905	$790,523	$395,588	$5,873	$(27,841)	$1,701,447

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$77,326	$33,548	$236,671

Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(32,919)	(20,622)	(80,660)
Concessions on consolidated obligation bonds	12,276	16,557	13,765
Premiums and discounts on investments, net	(2,210)	(2,748)	(2,370)
Premiums and discounts on advances, net	(19,915)	(13,988)	(17,378)
Premiums, discounts and deferred loan costs on mortgage loans, net	7,904	3,892	2,962
Fair value adjustments on hedged assets or liabilities	20,160	13,976	17,921
Premises, software and equipment	2,866	3,655	4,073
Other	319	347	132
Provision for credit losses on mortgage loans	1,058	1,582	1,254
Non-cash interest on mandatorily redeemable capital stock	169	279	493
Net other-than-temporary impairment losses on held-to-maturity securities	4,711	4,034	564
Net realized (gain) loss on sale of mortgage loans held for sale	(4,425)	0	0
Net realized (gain) loss on disposals of premises, software and equipment	(6)	100	3
Other (gains) losses	195	(210)	(42)
Net (gain) loss on trading securities	(20,772)	(14,425)	12,337
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	128,534	79,596	(123,007)
(Increase) decrease in accrued interest receivable	7,676	9,722	35,723
Change in net accrued interest included in derivative assets	7,551	7,574	6,880
(Increase) decrease in other assets	(751)	(4,388)	(2,916)
Increase (decrease) in accrued interest payable	(32,321)	(25,155)	(100,035)
Change in net accrued interest included in derivative liabilities	4,668	(3,343)	52,114
Increase (decrease) in Affordable Housing Program liability	(7,834)	(4,891)	16,410
Increase (decrease) in REFCORP liability	(8,014)	(3,542)	27,571
Increase (decrease) in other liabilities	2,510	4,318	(15,422)
Total adjustments	71,430	52,320	(149,628)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	148,756	85,868	87,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(244,248)	(6,370)	3,500,708
Net (increase) decrease in Federal funds sold	715,000	(810,000)	(561,000)
Net (increase) decrease in short-term trading securities	2,241,242	1,685,054	(3,546,268)
Proceeds from sale of long-term trading securities	284,445	152,435	0
Proceeds from maturities of and principal repayments on long-term trading securities	836,675	154,253	173,823
Purchases of long-term trading securities	(1,566,397)	(299,531)	0
Net (increase) decrease in short-term held-to-maturity securities	0	0	1,495,835
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,777,260	3,003,436	2,263,093
Purchases of long-term held-to-maturity securities	0	(2,375,111)	(97,674)
Principal collected on advances	33,427,385	42,109,928	261,528,500
Advances made	(31,353,692)	(39,177,843)	(248,334,182)
Proceeds from sale of mortgage loans held for sale	111,444	0	0
Principal collected on mortgage loans	845,353	834,466	879,932
Purchase or origination of mortgage loans	(1,600,648)	(1,802,231)	(1,196,384)
Proceeds from sale of foreclosed assets	6,960	8,099	0
Principal collected on other loans made	1,728	1,616	1,511
Proceeds from sale of premises, software and equipment	24	55	13
Purchases of premises, software and equipment	(1,654)	(1,844)	(1,931)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,480,877	3,476,412	16,105,976

(Continued)

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(231,781)	$140,060	$(647,713)
Net proceeds from issuance of consolidated obligations:
Discount notes	61,943,402	96,901,294	310,264,620
Bonds	13,010,952	18,400,033	19,025,543
Payments for maturing and retired consolidated obligations:
Discount notes	(65,392,039)	(94,786,419)	(324,865,370)
Bonds	(14,638,320)	(24,425,252)	(18,689,234)
Net increase (decrease) in overnight loans from other FHLBanks	35,000	0	0
Net increase (decrease) in other borrowings	(5,000)	(5,000)	(5,000)
Proceeds from financing derivatives	0	142	99
Net interest payments received (paid) for financing derivatives	(70,528)	(93,096)	(89,118)
Proceeds from issuance of capital stock	186,728	107,903	369,385
Payments for repurchase/redemption of capital stock	(39,206)	(13,720)	(132,076)
Payments for repurchase of mandatorily redeemable capital stock	(312,698)	(282,202)	(929,310)
Cash dividends paid	(362)	(316)	(367)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,513,852)	(4,056,573)	(15,698,541)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	115,781	(494,293)	494,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	260	494,553	75
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,041	$260	$494,553

Supplemental disclosures:
Interest paid	$340,160	$395,154	$715,742

Affordable Housing Program payments	$16,984	$8,908	$10,251

REFCORP payments	$19,836	$11,929	$31,597

Net transfers of mortgage loans to real estate owned	$6,799	$7,188	$0

Net transfers of mortgage loans held for portfolio to held for sale	$0	$120,525	$0

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2011, 2010 and 2009

BACKGROUND INFORMATION

The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgage and targeted community development and provide a readily available, low-cost source of funds to their members. The FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories and insurance companies engaged in residential housing finance are eligible to apply for membership. Additionally, qualified Community Development Financial Institutions are eligible for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and, as such, are not permitted or required to hold capital stock.

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

Fair Values: The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures, have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2011 and 2010. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 16 for more information.

Cash Flows: For purposes of the Statements of Cash Flows, the FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: These investments provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as collateralized financings.

Investment Securities: The FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading: Securities classified as trading are held for liquidity purposes, to provide a fair value offset to interest rate swaps tied to securities or for securities acquired as asset liability management tools and carried at fair value. The FHLBank records changes in the fair value of these investments through other income (loss). Finance Agency regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these instruments and limits credit risk arising from these instruments. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. For asset/liability management purposes: (1) the majority of non-mortgage-backed securities issued by government-sponsored enterprises (GSE) that are currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments; and (2) securities acquired as asset liability management tools may be sold because the risks they were acquired to manage change over time. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

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

Recognition of OTTI: For securities in an unrealized loss position that meet neither of the first two conditions, the FHLBank performs a cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. If there is a credit loss, the carrying value of the security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI, which is a component of capital. The total OTTI is presented in the Statements of Income with an offset for the amount of the total OTTI that is recognized in OCI.

Accounting for OTTI Recognized in OCI: For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the FHLBank would record an additional OTTI. The amount of the total OTTI for a held-to-maturity security that was previously impaired subsequent to initial recognition is determined as the difference between its carrying amount prior to the determination of OTTI and its fair value. Additional credit losses related to previously other-than-temporarily impaired securities are reclassified out of Accumulated OCI (AOCI) into the Statements of Income, but only to the extent of a security’s unrealized losses (i.e., difference between the security’s amortized cost and its fair value). The OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected).

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

Mortgage Loans Held for Portfolio: The FHLBank carries MPF Program loans classified as held for investment at their principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees associated with table funded loans, hedging adjustments, unrealized gains and losses from mortgage purchase commitments and other fees. The FHLBank has the intent and ability to hold these mortgage loans to maturity.

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

Credit Enhancement Fees: The credit enhancement (CE) is an obligation on the part of the participating member that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the CE obligation is determined so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in a AA-rated MBS. The FHLBank pays the participating member a CE fee for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance (UPB) of the loans in a master commitment. The required CE obligation amount may vary depending on the various product alternatives selected by the participating member. CE fees are recorded as an offset to mortgage loan interest income. To the extent the FHLBank experiences a loss in a master commitment, the FHLBank may be able to recapture CE fees paid to the participating members to offset these losses.

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

Allowance for Credit Losses: An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the FHLBank’s portfolios as of the Statement of Condition date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 8 for details on each allowance methodology.

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

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted above.

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

Premises, Software and Equipment: The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from three to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2011 and 2010, the accumulated depreciation and amortization related to premises, software and equipment was $22,662,000 and $20,258,000, respectively. Depreciation and amortization expense was $2,866,000, $3,655,000 and $4,073,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Gains and losses on disposals are included in other income (loss). The net realized gain (loss) on disposal of premises, software and equipment was $6,000, $(100,000) and $(3,000) for the years ended December 31, 2011, 2010 and 2009, respectively.

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. As of December 31, 2011 and 2010, the FHLBank had $2,935,000 and $3,215,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $1,378,000, $2,162,000 and $2,625,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Restricted Retained Earnings: In 2011, the FHLBank entered into a Joint Capital Enhancement Agreement (JCE Agreement), as amended. Under the JCE Agreement, beginning in the third quarter of 2011, the FHLBank contributes 20 percent of its quarterly net income to a separate restricted retained earnings (RRE) account until the account balance equals at least 1 percent of its average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Finance Agency Expenses: The Finance Agency’s expenses and working capital fund are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank.

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

Resolution Funding Corporation (REFCORP) Assessments: Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it was required to make quarterly payments to REFCORP through the second quarter of 2011 to be used to pay a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 13 for more information.

Reclassifications: Certain amounts in the financial statements and related footnotes have been reclassified to conform to current period presentations. Such reclassifications have no impact on total assets, net income or capital.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Offsetting Assets and Liabilities: In December 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position, regardless of whether an entity’s financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require the FHLBank to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on its Statements of Condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for the FHLBank for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the FHLBank’s financial condition, results of operations or cash flows.

Compensation – Retirement Benefits-Multiemployer Plans – Disclosure about an Employer’s Participation in a Multiemployer Plan: In September 2011, the FASB issued guidance expanding the disclosure requirements associated with multiemployer plans. The guidance requires that employers provide additional separate disclosures for multiemployer pension plans and other multiemployer postretirement benefit plans. For employers that participate in multiemployer pension plans, the guidance requires an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans, including: (1) the significant multiemployer plans in which an employer participates; (2) the level of an employer’s participation in the significant multiemployer plans, as well as the employer’s contributions made to the plans and an indication of whether the employer’s contributions represent more than five percent of the total contributions made to the plan by all contributing employers; (3) the financial health of the significant multiemployer plans, including, among other things, an indication of the funded status; and (4) the nature of the employer commitments to the plan. This guidance was effective for annual periods ending after December 15, 2011 (December 31, 2011 for the FHLBank) and was applied retrospectively for all prior periods presented. The FHLBank participates in a multiple employer plan and follows certain disclosure requirements for multiemployer pension plans. The adoption of this guidance resulted in increased annual financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

Comprehensive Income – Presentation of Comprehensive Income: In June 2011, the FASB issued guidance which requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of OCI as part of the statement of changes in stockholders’ equity has been eliminated by this new guidance. The FHLBank has decided to present non-owner changes using the two-statement approach. The two-statement approach requires the first statement to present total net income and its components followed, consecutively, by a second statement that presents total OCI, the components of OCI, and total comprehensive income. The guidance will be applied retrospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank). The adoption of this guidance will result in new presentation within the Statements of Income and the Statements of Capital, but will not impact the FHLBank’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of AOCI in the income statement. This guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2012. The FHLBank will still be required to adopt the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Fair Value Measurement – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs: In May 2011, the FASB issued guidance which represents the converged guidance of FASB and the IASB on fair value measurement and disclosures. In particular, the new guidance: (1) requires the disclosure of the level within the fair value hierarchy level for financial instruments that are not measured at fair value but for which the fair value is required to be disclosed; (2) expands level 3 fair value disclosures about valuation process and sensitivity of the fair value measurement to changes in unobservable inputs; (3) permits an exception to measure fair value of a net position for financial assets and financial liabilities managed on a net position basis; and (4) clarifies that the highest and best use measurement is only applicable to nonfinancial assets. This will be applied prospectively for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) with early application not permitted. The adoption of this guidance will result in increased financial statement disclosures, but is not expected to impact the FHLBank’s financial condition, results of operations or cash flows.

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

Receivables–Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, the FASB issued guidance expanding the disclosure requirements associated with receivables. In addition, the guidance introduced the concepts of financing receivables, portfolio segment and class of financing receivable.
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

The disclosure guidance that is applicable to activity that occurs during a reporting period was effective for the first interim or annual period beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank) and the remaining disclosures were effective for the first interim or annual period ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). In January 2011, the FASB issued an amendment to this accounting guidance which deferred the effective date of disclosures about troubled debt restructurings. The deferral in this amendment was effective upon issuance. In April 2011, the FASB issued an additional amendment to this guidance that eliminated the deferral of the disclosures related to troubled debt restructurings and provided expanded guidance of what constitutes a troubled debt restructuring. This amendment was effective for public companies for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank), and was applied retrospectively to the beginning of the annual period of adoption. Measuring impairment on receivables considered impaired under the new guidance occurred prospectively for the first interim or annual period beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank). Receivables considered impaired based on the new guidance that were previously impaired using a pool level assessment require disclosure in periods after the adoption of this amendment. Comparative disclosures are not required in the period of initial adoption for any previous period presented. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – CASH AND DUE FROM BANKS

Balances represent non-interest bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $348,000 and $151,000 of reserve deposits with the FRB as of December 31, 2011 and 2010, respectively.

NOTE 4 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL

The FHLBank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are reported as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the FHLBank’s name with the FHLBank’s custodian. If the market value of the underlying securities decreases below the market value required as collateral, the counterparty has the option to: (1) place an equivalent amount of additional securities in safekeeping in the FHLBank’s name; or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. The FHLBank did not have any securities purchased under agreements to resell as of December 31, 2011 or 2010.

NOTE 5 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of December 31, 2011 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$599,482	$0	$0	$0	$0	$0	$0
Certificates of deposit	1,019,520	0	0	0	0	0	0
TLGP1 obligations	494,236	0	0	0	0	0	0
Government-sponsored enterprise obligations2,3	2,098,844	0	0	0	0	0	0
State or local housing agency obligations	0	84,548	0	84,548	78	10,121	74,505
Non-mortgage-backed securities	4,212,082	84,548	0	84,548	78	10,121	74,505
Mortgage-backed securities:
U.S obligation residential4	1,380	18,167	0	18,167	760	0	18,927
Government-sponsored enterprise residential5	345,701	4,064,679	0	4,064,679	39,197	1,976	4,101,900
Private-label mortgage-backed securities:
Residential loans	0	771,478	23,402	794,880	4,585	67,023	732,442
Commercial loans	0	37,077	0	37,077	573	0	37,650
Home equity loans	0	1,383	357	1,740	503	82	2,161
Mortgage-backed securities	347,081	4,892,784	23,759	4,916,543	45,618	69,081	4,893,080
TOTAL	$4,559,163	$4,977,332	$23,759	$5,001,091	$45,696	$79,202	$4,967,585

1	Represents corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
2
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit), and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Federal Housing Finance Agency (Finance Agency) on September 7, 2008 with the Finance Agency named as conservator.

3	See Note 19 for transactions with other FHLBanks.
4	Represents MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2010 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$2,349,565	$0	$0	$0	$0	$0	$0
Certificates of deposit	1,755,013	0	0	0	0	0	0
U.S. Treasuries	282,996	0	0	0	0	0	0
Government-sponsored enterprise obligations1,2	1,505,723	0	0	0	0	0	0
State or local housing agency obligations	0	99,012	0	99,012	10	12,754	86,268
Non-mortgage-backed securities	5,893,297	99,012	0	99,012	10	12,754	86,268
Mortgage-backed securities:
U.S obligation residential3	1,534	23,048	0	23,048	1,279	1	24,326
Government-sponsored enterprise residential4	440,108	5,374,220	0	5,374,220	54,630	2,154	5,426,696
Private-label mortgage-backed securities:
Residential loans	0	1,217,904	18,606	1,236,510	7,881	81,681	1,162,710
Commercial loans	0	40,022	0	40,022	1,800	0	41,822
Home equity loans	0	1,684	685	2,369	289	278	2,380
Manufactured housing loans	0	88	0	88	0	1	87
Mortgage-backed securities	441,642	6,656,966	19,291	6,676,257	65,879	84,115	6,658,021
TOTAL	$6,334,939	$6,755,978	$19,291	$6,775,269	$65,889	$96,869	$6,744,289

1
Represents debentures issued by other FHLBanks, Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

2	See Note 19 for transactions with other FHLBanks.
3	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
4	Represents MBS issued by Fannie Mae and Freddie Mac.

As of December 31, 2011 and 2010, 34.8 percent and 25.5 percent, respectively, of the FHLBank’s fixed rate trading securities were swapped to a floating rate. All of the swapped securities are non-MBS GSE obligations. Additionally, the FHLBank’s variable rate MBS/CMOs, which have embedded caps, are hedged using interest rate caps.

The amortized cost of the FHLBank’s MBS/ABS included credit losses, OTTI-related accretion adjustments and purchase premiums and discounts totaling $13,134,000 and $11,216,000 as of December 31, 2011 and 2010, respectively.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2011. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$29,215	$2,970	$24,610	$7,151	$53,825	$10,121
Non-mortgage-backed securities	29,215	2,970	24,610	7,151	53,825	10,121
Mortgage-backed securities:
Government-sponsored enterprise residential1	122,180	96	579,599	1,880	701,779	1,976
Private-label mortgage-backed securities:
Residential loans	77,231	507	373,008	66,516	450,239	67,023
Home equity loans	0	0	442	82	442	82
Mortgage-backed securities	199,411	603	953,049	68,478	1,152,460	69,081
TOTAL TEMPORARILY IMPAIRED SECURITIES	$228,626	$3,573	$977,659	$75,629	$1,206,285	$79,202
__________
1
Represents MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2010. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$41,203	$12,467	$1,968	$287	$43,171	$12,754
Non-mortgage-backed securities	41,203	12,467	1,968	287	43,171	12,754
Mortgage-backed securities:
U.S obligation residential1	466	1	0	0	466	1
Government-sponsored enterprise residential2	130,964	112	739,328	2,042	870,292	2,154
Private-label mortgage-backed securities:
Residential loans	35,722	334	619,611	81,347	655,333	81,681
Home equity loans	0	0	1,219	278	1,219	278
Manufactured housing loans	0	0	87	1	87	1
Mortgage-backed securities	167,152	447	1,360,245	83,668	1,527,397	84,115
TOTAL TEMPORARILY IMPAIRED SECURITIES	$208,355	$12,914	$1,362,213	$83,955	$1,570,568	$96,869

1	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
2
Represents MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2011 and 2010 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	Held-to-maturity
	12/31/2011			12/31/2010
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$0	$0	$0	$0	$0	$0
Due after one year through five years	0	0	0	0	0	0
Due after five years through 10 years	5,095	5,095	5,095	5,740	5,740	5,742
Due after 10 years	79,453	79,453	69,410	93,272	93,272	80,526
Non-mortgage-backed securities	84,548	84,548	74,505	99,012	99,012	86,268
Mortgage-backed securities	4,916,543	4,892,784	4,893,080	6,676,257	6,656,966	6,658,021
TOTAL	$5,001,091	$4,977,332	$4,967,585	$6,775,269	$6,755,978	$6,744,289

Interest Rate Payment Terms: The following table details interest rate payment terms for the amortized cost of held-to-maturity securities as of December 31, 2011 and 2010 (in thousands):

	12/31/2011	12/31/2010
Non-mortgage-backed securities:
Fixed rate	$21,088	$26,637
Variable rate	63,460	72,375
Non-mortgage-backed securities	84,548	99,012

Mortgage-backed securities:
Pass-through securities:
Fixed rate	290	435
Variable rate	4,841	5,409
Collateralized mortgage obligations:
Fixed rate	684,040	1,205,791
Variable rate	4,227,372	5,464,622
Mortgage-backed securities	4,916,543	6,676,257
TOTAL	$5,001,091	$6,775,269

Gains and Losses: Net gains (losses) on trading securities during the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Net unrealized gains (losses) on trading securities held as of December 31, 2011	$25,747	$39,365	$(8,033)
Net unrealized and realized gains (losses) on trading securities sold or matured prior to December 31, 2011	(4,975)	(24,940)	(4,304)
NET GAINS (LOSSES) ON TRADING SECURITIES	$20,772	$14,425	$(12,337)

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

For state and local housing agency obligations, the FHLBank has determined that, as of December 31, 2011, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of December 31, 2011, all of the gross unrealized losses on its Agency MBS are temporary.

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

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of December 31, 2011, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

An OTTI cash flow analysis is run by FHLBank of San Francisco for each of the FHLBank’s remaining private-label MBS/ABS using the FHLBank System’s common platform and agreed-upon assumptions. For certain private-label MBS/ABS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI.

The evaluation includes estimating projected cash flows that are likely to be collected based on assessments of all available information about each individual security, including the structure of the security and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest rate assumptions, to determine whether the FHLBank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the FHLBank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred.

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8 percent over the 3- to 9-month period beginning October 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery by year as of December 31, 2011:

Recovery Range
Year 1	0.0 – 2.8%
Year 2	0.0 – 3.0
Year 3	1.5 – 4.0
Year 4	2.0 – 5.0
Years 5 and 6	2.0 – 6.0
Thereafter	2.3 – 5.6

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

As a result of these security-level evaluations, the projected cash flows as of December 31, 2011 on 18 private-label MBS/ABS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. On two additional securities, the evaluation resulted in additional credit losses recognized in earnings because the present value of the expected cash flows was less than the amortized cost. An additional seven securities that had been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in OCI is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of each OTTI security.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2011 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following tables present a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2004 and prior	7.3%	7.0-7.7%	19.1%	2.8-30.7%	32.5%	27.8-35.8%	8.5%	4.0-11.8%
2005	5.7	4.9-9.5	17.9	13.1-19.7	31.8	27.4-40.9	4.2	2.3-4.8
Total Prime	5.9	4.9-9.5	18.1	2.8-30.7	31.9	27.4-40.9	4.8	2.3-11.8

Alt-A:
2004 and prior	9.5	9.4-9.8	24.0	22.2-26.5	44.4	43.4-45.7	9.4	8.9-9.7
2005	8.7	4.6-10.0	23.0	15.8-57.5	43.6	38.4-47.5	6.0	2.4-18.6
Total Alt-A	8.8	4.6-10.0	23.1	15.8-57.5	43.7	38.4-47.5	6.6	2.4-18.6

TOTAL	7.5%	4.6-10.0%	20.8%	2.8-57.5%	38.3%	27.4-47.5%	5.8%	2.3-18.6%

Home Equity Loan ABS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities1
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	2.6%	0.0-4.2%	8.1%	0.0-14.2%	107.7%	0.0-127.5%	24.4%	0.0-65.4%

1
Although MBS/ABS investment losses cannot exceed 100 percent, the loss severity of the underlying collateral can exceed 100 percent as a result of extended periods in foreclosure which result in an accumulation of taxes, insurance, maintenance and other fees.

For the 24 private-label securities on which credit-related OTTI charges were recognized in the Statements of Income during the year ended December 31, 2011, the FHLBank’s reported balances as of December 31, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$58,498	$57,262	$54,647	$55,059
Alt-A	95,264	88,470	69,242	68,696
Total private-label residential MBS	153,762	145,732	123,889	123,755

Home equity loan ABS:
Subprime	2,742	1,309	952	1,372
TOTAL	$156,504	$147,041	$124,841	$125,127

For the 27 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of December 31, 2011 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$63,843	$62,585	$59,342	$60,218
Alt-A	97,760	90,966	70,807	70,062
Total private-label residential MBS	161,603	153,551	130,149	130,280

Home equity loan ABS:
Subprime	4,272	1,740	1,383	2,161

TOTAL	$165,875	$155,291	$131,532	$132,441

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the years ended December 31, 2011, 2010 and 2009 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	2011			2010			2009
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$687	$2,938	$3,625	$256	$254	$510	$1	$1,363	$1,364
Alt-A	3,719	6,342	10,061	2,601	14,667	17,268	504	5,145	5,649
Total private-label residential MBS	4,406	9,280	13,686	2,857	14,921	17,778	505	6,508	7,013

Home equity loan ABS:
Subprime	305	(305)	0	1,177	(1,177)	0	59	1,014	1,073

TOTAL	$4,711	$8,975	$13,686	$4,034	$13,744	$17,778	$564	$7,522	$8,086

The following table presents a roll-forward of OTTI activity for the periods ended December 31, 2011, 2010 and 2009 related to credit losses recognized in earnings (in thousands):

	2011	2010	2009
Balance, beginning of period1	$5,938	$2,034	$1,424
Additional charge on securities for which OTTI was not previously recognized2	1,219	617	564
Additional charge on securities for which OTTI was previously recognized2	3,492	3,417	0
Amortization of credit component of OTTI3	(307)	(130)	46
Balance, end of period	$10,342	$5,938	$2,034

1
The FHLBank adopted the new OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initial application totaling $3,349,000 as an adjustment to the retained earnings balance at January 1, 2009 with a corresponding adjustment to AOCI.

2	For the years ended December 31, 2011, 2010 and 2009, securities previously impaired represent all securities that were impaired prior to January 1, 2011, 2010 and 2009.
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

Although there has been improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2011, the fair value of a portion of this portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 6 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of December 31, 2011 and 2010, the FHLBank had advances outstanding at interest rates ranging from zero percent (AHP advances) to 8.01 percent. The following table presents advances summarized by year of contractual maturity as of December 31, 2011 and 2010 (in thousands):

	12/31/2011		12/31/2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$2,878,887	1.45%	$2,920,522	1.70%
Due after one year through two years	1,891,670	2.46	1,525,657	2.79
Due after two years through three years	1,828,334	2.87	1,747,226	2.89
Due after three years through four years	1,594,565	1.94	1,407,668	3.53
Due after four years through five years	1,662,373	2.06	1,639,026	1.98
Thereafter	6,994,666	1.96	9,683,160	1.78
Total par value	16,850,495	2.03%	18,923,259	2.10%
Discounts	(29,099)		(48,084)
Hedging adjustments1	573,003		493,154
TOTAL	$17,394,399		$19,368,329

1
See Note 9 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2011 and 2010 include callable advances totaling $5,864,707,000 and $7,044,658,000, respectively. Of these callable advances, there were $5,811,473,000 and $7,026,484,000 of variable rate advances as of December 31, 2011 and 2010, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of December 31, 2011 and 2010, the FHLBank had convertible advances outstanding totaling $2,693,292,000 and $3,560,332,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2011 and 2010 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	12/31/2011	12/31/2010	12/31/2011	12/31/2010
Due in one year or less	$8,476,239	$9,685,703	$4,983,229	$5,690,629
Due after one year through two years	1,541,946	1,243,941	1,940,195	1,331,857
Due after two years through three years	1,637,945	1,479,576	1,786,459	1,798,151
Due after three years through four years	854,065	1,293,831	1,446,465	1,361,793
Due after four years through five years	882,386	1,025,527	1,510,873	1,275,926
Thereafter	3,457,914	4,194,681	5,183,274	7,464,903
TOTAL PAR VALUE	$16,850,495	$18,923,259	$16,850,495	$18,923,259
Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of December 31, 2011 and 2010 (in thousands):

Par Value of Advances	12/31/2011	12/31/2010
Fixed rate:
Due in one year or less	$1,572,998	$1,479,588
Due after one year	8,254,635	9,034,433
Total fixed rate	9,827,633	10,514,021
Variable rate:
Due in one year or less	1,305,889	1,440,934
Due after one year	5,716,973	6,968,304
Total variable rate	7,022,862	8,409,238
TOTAL PAR VALUE	$16,850,495	$18,923,259

As of December 31, 2011 and 2010, 66.0 percent and 70.5 percent, respectively, of the FHLBank’s fixed rate advances were swapped to a floating rate.

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in thrifts (32.6 percent of total advances), commercial banks (32.3 percent of total advances) and insurance companies (30.9 percent of total advances). As of December 31, 2011 and 2010, the FHLBank had outstanding advances of $4,745,000,000 and $5,464,000,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 28.2 percent and 28.9 percent, respectively, of total outstanding advances. The income from advances to these members during 2011 and 2010 totaled $89,163,000 and $97,631,000, respectively. Both of the members were the same each year.

The FHLBank lends to members and approved housing associates involved in housing finance within the Tenth District, which comprises the states of Colorado, Kansas, Nebraska and Oklahoma, in accordance with federal statutes, including the Federal Home Loan Bank Act (Bank Act). The Bank Act requires the FHLBank to hold, or have access to, collateral to secure advances, and the FHLBank does not expect to incur any credit losses on advances. The FHLBank has the policies and procedures in place to appropriately manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each advance request, verifications of collateral and continuous monitoring of borrowings and each member’s financial condition. The FHLBank continues to monitor the collateral and creditworthiness of its borrowers. Based on the collateral pledged as security for advances, FHLBank management’s credit analyses of members’ financial condition, and credit extension and collateral policies, the FHLBank expects to collect all amounts due according to the contractual terms of the advances. For more information related to the FHLBank’s credit risk on advances and allowance for credit losses, see Note 8.

See Note 18 for detailed information on transactions with related parties.

Information about the fair value of the advances is included in Note 16.

NOTE 7 – MORTGAGE LOANS

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

2011
Net proceeds	$111,444
Cost basis	(107,019)
NET REALIZED GAIN (LOSS) ON SALE OF MORTGAGE LOANS HELD FOR SALE	$4,425

Mortgage Loans Held for Portfolio: The following table presents information as of December 31, 2011 and 2010 on mortgage loans held for portfolio (in thousands):

	12/31/2011	12/31/2010
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$1,362,379	$1,181,982
Fixed rate, long-term, single-family mortgages	3,507,500	2,952,556
Total unpaid principal balance	4,869,879	4,134,538
Premiums	62,223	43,974
Discounts	(6,694)	(7,497)
Deferred loan costs, net	2,327	2,514
Other deferred fees	(521)	0
Hedging adjustments2	9,591	2,288
Total before Allowance for Credit Losses on Mortgage Loans	4,936,805	4,175,817
Allowance for Credit Losses on Mortgage Loans	(3,473)	(2,911)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$4,933,332	$4,172,906

1	Medium-term defined as a term of 15 years or less.
2
See Note 9 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of December 31, 2011 and 2010 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

	12/31/2011	12/31/2010
Conventional loans	$4,266,847	$3,666,532
Government-guaranteed or insured loans	603,032	468,006
TOTAL UNPAID PRINCIPAL BALANCE	$4,869,879	$4,134,538

For more information related to the FHLBank’s credit risk on mortgage loans and allowance for credit losses see Note 8.

See Note 18 for detailed information on transactions with related parties.

The fair values of the mortgage loans held for sale and held for portfolio as of December 31, 2011 and 2010 are reported in Note 16.

NOTE 8 – ALLOWANCE FOR CREDIT LOSSES

The FHLBank has established an allowance methodology for each of its portfolio segments: credit products (advances, letters of credit and other extensions of credit to borrowers); government mortgage loans held for portfolio; conventional mortgage loans held for portfolio; and the direct financing lease receivable.

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Federal Home Loan Bank Act of 1932, as amended (Bank Act), which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the par value or market value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, agriculture loans and community development loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. The FHLBank can call for additional or substitute collateral to protect its security interest. The FHLBank’s management believes that these policies effectively manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2011 and 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2011 and 2010, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2011 and 2010.

Based upon the collateral held as security, its credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank has not recorded any allowance for credit losses on credit products.

As of December 31, 2011 and 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 17.

Government Mortgage Loans Held For Portfolio: The FHLBank invests in government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans. Further, due to the government guarantee or insurance, none of these mortgage loans have been placed on non-accrual status.

Conventional Mortgage Loans Held For Portfolio: The allowances for conventional loans are determined by performing migration analysis to determine the probability of default and loss severity rates. This is done through analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data and prevailing economic conditions. The measurement of the allowance for loan losses may consist of: (1) reviewing all residential mortgage loans at the individual master commitment level; (2) reviewing specifically identified collateral-dependent loans for impairment; (3) reviewing homogeneous pools of residential mortgage loans; and/or (4) estimating credit losses in the remaining portfolio.

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
▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement obligation (CE obligation). If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based credit enhancement fees (CE fees) from the PFI; or (2) absorbed by the FHLBank. As of December 31, 2011 and 2010, the FHLBank’s exposure under the FLA was $23,792,000 and $20,938,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $804,000 and $550,000 as of December 31, 2011 and 2010, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of December 31, 2011 and 2010, CE obligations available to cover losses in excess of the FLA were $213,972,000 and $164,306,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Gross CE fees paid to PFIs	$3,744	$2,989	$2,869
Performance-based CE fees recovered from PFIs	(199)	(193)	(345)
Net CE fees paid	$3,545	$2,796	$2,524

Mortgage Loans Evaluated at the Individual Master Commitment Level: The credit risk analysis of all conventional loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on mortgage loans under each individual master commitment.

Collectively Evaluated Mortgage Loans: The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities and incorporates the credit enhancements of the mortgage loan programs in order to determine the FHLBank’s best estimate of probable incurred losses. Migration analysis is a methodology for determining, through the FHLBank’s experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on the following categories: (1) loans in foreclosure; (2) nonaccrual loans; (3) delinquent loans; and (4) all other remaining loans. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity factor to estimate losses incurred as of the Statement of Condition date.

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is no CE obligation from a PFI to offset losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for such loans on an individual loan basis. The FHLBank applies an appropriate loss severity rate, which is used to estimate the fair value of the collateral. The resulting incurred loss is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

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

Rollforward of Allowance for Credit Losses: As of December 31, 2011, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a rollforward of the allowance for credit losses for the year ended December 31, 2011 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2011 (in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$2,911	$0	$0	$0	$2,911
Charge-offs	(496)	0	0	0	(496)
Provision for credit losses	1,058	0	0	0	1,058
Balance, end of period	$3,473	$0	$0	$0	$3,473

Allowance for credit losses, end of period:
Individually evaluated for impairment	$0	$0	$0	$0	$0
Collectively evaluated for impairment	$3,473	$0	$0	$0	$3,473

Recorded investment1, end of period:
Individually evaluated for impairment2	$0	$0	$17,422,926	$27,385	$17,450,311
Collectively evaluated for impairment	$4,346,603	$618,161	$0	$0	$4,964,764
____________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a rollforward of the allowance for credit losses for the year ended December 31, 2010 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2010 (in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$1,897	$0	$0	$0	$1,897
Charge-offs	(483)	0	0	0	(483)
Provision for credit losses	1,582	0	0	0	1,582
Mortgage loans transferred to held for sale	(85)	0	0	0	(85)
Balance, end of period	$2,911	$0	$0	$0	$2,911

Allowance for credit losses, end of period:
Individually evaluated for impairment	$0	$0	$0	$0	$0
Collectively evaluated for impairment	$2,911	$0	$0	$0	$2,911

Recorded investment1, end of period:
Individually evaluated for impairment2	$0	$0	$18,951,222	$29,123	$18,980,345
Collectively evaluated for impairment	$3,723,503	$476,602	$0	$0	$4,200,105
____________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans held for portfolio for the year ended December 31, 2009 (in thousands):

Allowance for Credit Losses	2009
Balance, beginning of year	$884
Charge-offs	(241)
Provision for credit losses	1,254
Balance, end of year	$1,897

Credit Quality Indicators: The FHLBank’s key credit quality indicators include the migration of: (1) past due loans; (2) non-accrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses. The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2011 (dollar amounts in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$30,473	$15,811	$0	$0	$46,284
Past due 60-89 days delinquent	8,926	5,809	0	0	14,735
Past due 90 days or more delinquent	23,383	11,876	0	0	35,259
Total past due	62,782	33,496	0	0	96,278
Total current loans	4,283,821	584,665	17,422,926	27,385	22,318,797
Total recorded investment	$4,346,603	$618,161	$17,422,926	$27,385	$22,415,075

Other delinquency statistics:
In process of foreclosure, included above2	$13,267	$4,375	$0	$0	$17,642
Serious delinquency rate3	0.5%	2.0%	0.0%	0.0%	0.2%
Past due 90 days or more still accruing interest	$0	$11,876	$0	$0	$11,876
Loans on non-accrual status4	$25,849	$0	$0	$0	$25,849
____________
1
The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

2
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

3	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.
4
Loans on non-accrual status include $496,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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
____________
1
The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

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

The FHLBank had $4,489,000 and $4,498,000 classified as real estate owned recorded in other assets as of December 31, 2011 and 2010, respectively.

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

Consistent with Finance Agency regulation, the FHLBank enters into derivatives only to: (1) reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions; (2) achieve risk management objectives; and (3) act as an intermediary between its members and counterparties. Finance Agency regulation and the FHLBank’s RMP prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the FHLBank’s financial management strategy.

Common ways in which the FHLBank uses derivatives are to:
▪
Reduce funding costs by combining an interest rate swap with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;

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
▪
As an economic hedge to manage certain defined risks in the course of its balance sheet. These hedges are primarily used to manage mismatches between the coupon features of its assets and liabilities. For example, the FHLBank may use derivatives in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments), and/or to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities; and

▪
As an intermediary hedge to meet the asset/liability management needs of its members. The FHLBank acts as an intermediary by entering into derivatives with its members and offsetting derivatives with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank.

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

Types of Derivatives: The FHLBank uses the following instruments to reduce funding costs and to manage its exposure to interest rate risks inherent in the normal course of business. These instruments are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition. Premiums paid at acquisition are accounted for as the basis of the derivative at inception of the hedge.

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received by the FHLBank in most derivative agreements is LIBOR.

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

For instance, in a typical transaction involving more than one FHLBank, fixed rate consolidated obligation bonds are issued for one or more FHLBanks, including FHLBank Topeka. In connection with its share of the bond issuance, FHLBank Topeka simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to FHLBank Topeka designed to mirror in timing and amount the cash outflows FHLBank Topeka pays on the consolidated obligation. In this type of transaction, FHLBank Topeka typically pays the derivative counterparty a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). These transactions are designated as fair value hedges. Note, though, that most of the FHLBank’s swapped consolidated obligation bonds are fixed rate, callable bonds where the FHLBank is the sole issuer of the particular debt issue. The swap transaction with a counterparty for debt upon which the FHLBank is the sole issuer follows the same process reflected above (simultaneous, matching terms, etc.).

This strategy of issuing bonds while simultaneously entering into derivatives enables the FHLBank to offer a wider range of attractively priced advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and derivative markets. If conditions in these markets change, the FHLBank may alter the types or terms of the bonds that it issues. By acting in both the capital and derivatives markets, the FHLBank can raise funds at lower costs than through the issuance of simple fixed or variable rate consolidated obligations in the capital markets alone.

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

Investments – The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, government-guaranteed securities, GSE securities, MBS and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives associated with investment securities (currently includes interest rate caps, floors and swaps) are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income (loss) on the Statements of Income. The investment securities hedged with interest rate swaps are classified as trading securities with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income (loss) on the Statements of Income.

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

Effectiveness Measurements: Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. This is in contrast to fair value hedges designated under the “long haul” hedge accounting method, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. The FHLBank discontinued using shortcut hedge accounting for all derivative transactions entered into on or after July 1, 2008.

Long haul hedge accounting method – For hedge transactions that are not designated under the shortcut hedge accounting method, the FHLBank completes effectiveness testing at inception and on a monthly basis thereafter. The rolling regression method and the dollar offset method are used by the FHLBank to assess hedge effectiveness.
▪
Under the rolling regression method, the FHLBank models a series of 30 data points (market values) for the hedged item and the hedge instrument, using market data from the previous 30 calendar month-ends. A regression analysis is performed comparing the values of the hedged financial item and the hedge instrument. The hedge is deemed highly effective if: (1) the slope of the regression line is between or equal to -0.80 and -1.20, meaning that on average the change in value of the hedged financial instrument is offset by the change in value of the hedge instrument; (2) the correlation is 0.80 or higher; and (3) the calculated F statistic (commonly used statistic to measure how well the regression model describes the collection of data) is 4 or higher. For new hedge transactions, the 30 data points (market values) are generated using historical market data.

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

Financial Statement Impact and Additional Financial Information: The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the derivatives, the item being hedged and any offsets between the two.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2011 (in thousands):

	12/31/2011
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$6,446,000	$287,805	$8,192,887	$(571,776)	$4,175,367	$71,605	$10,463,520	$(355,576)
Interest rate caps/floors	0	0	247,000	(5,075)	90,000	(1,759)	157,000	(3,316)
Total fair value hedges	6,446,000	287,805	8,439,887	(576,851)	4,265,367	69,846	10,620,520	(358,892)

Economic hedges:
Interest rate swaps	375,000	2,353	2,941,320	(191,864)	520,000	(40,149)	2,796,320	(149,362)
Interest rate caps/floors	6,372,533	53,004	639,000	(289)	1,435,300	10,079	5,576,233	42,636
Mortgage delivery commitments	119,945	843	0	0	119,945	843	0	0
Total economic hedges	6,867,478	56,200	3,580,320	(192,153)	2,075,245	(29,227)	8,372,553	(106,726)

TOTAL	$13,313,478	$344,005	$12,020,207	$(769,004)	$6,340,612	$40,619	$18,993,073	$(465,618)

Total derivative fair value						$40,619		$(465,618)
Fair value of cash collateral delivered to counterparties						0		343,706
Fair value of cash collateral received from counterparties1						(26,581)		(18,301)
NET DERIVATIVE FAIR VALUE						$14,038		$(140,213)

1
The FHLBank held cash with a fair value of $44,882,000 as collateral as of December 31, 2011. Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and when the collateral is actually received. Likewise, there is a lag time for excess collateral to be returned. Excess collateral held by the FHLBank as of December 31, 2011 resulted in positive exposure (fair value plus accrued interest) with one counterparty being recorded as a derivative liability.

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

For the years ended December 31, 2011, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	2011	2010	2009
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$2,122	$(1,160)	$7,247
Interest rate caps/floors	(58)	(64)	(40)
Total net gain (loss) related to fair value hedge ineffectiveness	2,064	(1,224)	7,207

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(9,773)	(40,603)	102,713
Interest rate caps/floors	(70,577)	(83,746)	63,466
Net interest settlements	(40,586)	(53,202)	(61,631)
Mortgage delivery commitments	10,146	4,138	(274)
Intermediary transactions:
Interest rate swaps	(29)	(42)	(44)
Interest rate caps/floors	12	5	25
Total net gain (loss) related to derivatives not designated as hedging instruments	(110,807)	(173,450)	104,255

Net gains (losses) on derivatives and hedging activities	$(108,743)	$(174,674)	$111,462

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2011, 2010 and 2009, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	2011
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(113,640)	$111,609	$(2,031)	$(234,817)
Consolidated obligation bonds	21,401	(16,970)	4,431	212,243
Consolidated obligation discount notes	(1,120)	784	(336)	1,254
TOTAL	$(93,359)	$95,423	$2,064	$(21,320)

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

There were no amounts for the years ended December 31, 2011, 2010 and 2009 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2011, no amounts relating to hedging activities remain in AOCI.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $30,135,000 and $29,783,000 as of December 31, 2011 and 2010, respectively. The counterparty was different each period.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	12/31/2011	12/31/2010
Total net exposure at fair value1	$40,619	$90,155
Cash collateral held	(26,581)	(64,090)
Net positive exposure after cash collateral	14,038	26,065
Other collateral2	(1,825)	(2,952)
NET EXPOSURE AFTER COLLATERAL	$12,213	$23,113

1	Includes net accrued interest receivable of $3,700,000 and $11,251,000 as of December 31, 2011 and 2010, respectively.
2
Collateral held with respect to derivatives with members which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position as of December 31, 2011 and 2010 was $483,294,000 and $352,908,000, respectively, for which the FHLBank has posted collateral with a fair value of $343,706,000 and $99,468,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A as of December 31, 2011 or triple-A to double-A as of December 31, 2010), the FHLBank would have been required to deliver an additional $112,037,000 and $133,350,000 of collateral to its derivative counterparties as of December 31, 2011 and 2010.

On August 5, 2011, Standard & Poor’s (S&P) lowered its long-term credit rating on the United States from AAA to AA+ with a negative outlook. S&P has indicated that its ratings of the FHLBanks and the FHLBank System are constrained by the long-term credit rating of the United States. On August 8, 2011, S&P downgraded the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and 10 of the 12 FHLBanks from AAA to AA+. The FHLBanks of Chicago and Seattle were already rated AA+ prior to the United States downgrade. S&P’s outlook for the FHLBank System’s senior unsecured debt and all 12 FHLBanks is negative. However, S&P’s actions did not affect the short-term A-1+ ratings of the FHLBanks and the FHLBank System’s short-term debt issues. On August 2, 2011, Moody’s confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody’s rating outlook for the FHLBank System and the 12 FHLBanks was also revised to negative.

NOTE 10 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits” on its Statements of Condition. The following table details the types of deposits held by the FHLBank as of December 31, 2011 and 2010 (in thousands):

	12/31/2011	12/31/2010
Interest-bearing:
Demand	$156,345	$149,304
Overnight	799,400	980,600
Term	2,700	47,200
Total interest-bearing	958,445	1,177,104

Non-interest-bearing:
Demand	348	151
Other	38,578	32,697
Total non-interest-bearing	38,926	32,848
TOTAL DEPOSITS	$997,371	$1,209,952

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits were 0.13 percent, 0.15 percent and 0.29 percent during 2011, 2010 and 2009, respectively.

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

Although the FHLBank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $691,867,651,000 and $796,373,676,000 as of December 31, 2011 and 2010 respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2011 and 2010 (in thousands):

	12/31/2011		12/31/2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,211,300	1.23%	$5,880,320	1.91%
Due after one year through two years	4,151,000	1.76	3,622,300	1.63
Due after two years through three years	1,757,200	2.48	2,699,000	2.70
Due after three years through four years	1,172,500	2.00	1,452,500	2.96
Due after four years through five years	1,302,500	2.73	883,000	2.51
Thereafter	6,050,900	3.47	6,755,500	3.64
Total par value	19,645,400	2.29%	21,292,620	2.61%
Premium	51,199		52,342
Discount	(7,272)		(10,321)
Hedging adjustments1	205,156		186,794
TOTAL	$19,894,483		$21,521,435

1
See Note 9 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including LIBOR, Treasury bills, Prime, Constant Maturity Treasuries (CMT) and Eleventh District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues such structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2011 and 2010 includes callable bonds totaling $7,599,000,000 and $7,655,500,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 6), MBS (Note 5) and MPF mortgage loans (Note 7). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2011 and 2010 (in thousands):

Year of Maturity or Next Call Date	12/31/2011	12/31/2010
Due in one year or less	$11,615,300	$11,723,820
Due after one year through two years	4,946,000	4,624,300
Due after two years through three years	1,191,200	2,770,000
Due after three years through four years	350,500	722,500
Due after four years through five years	567,500	236,000
Thereafter	974,900	1,216,000
TOTAL PAR VALUE	$19,645,400	$21,292,620

In addition to having fixed rate or simple variable rate coupon payment terms, consolidated obligation bonds may also have the following broad terms, regarding either the principal repayment or coupon payment:
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

▪	Conversion bonds that have coupons that convert from fixed to variable, or variable to fixed, or from one index to another, on predetermined dates according to the terms of the bond offerings; and
▪
Step bonds that have coupons at fixed or variable rates for specified intervals over the lives of the bonds. At the end of each specified interval, the coupon rate or variable rate spread increases (decreases) or steps up (steps down). These bond issues generally contain call provisions enabling the bonds to be called at the FHLBank’s discretion on the step dates.

The following table summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2011 and 2010 (in thousands):

	12/31/2011	12/31/2010
Par value of consolidated obligation bonds:
Fixed rate	$13,697,400	$14,586,120
Variable rate	3,780,000	3,713,500
Step ups/step downs	1,920,000	2,773,000
Range bonds	248,000	220,000
TOTAL PAR VALUE	$19,645,400	$21,292,620

As of December 31, 2011 and 2010, 42.9 percent and 44.0 percent, respectively, of the FHLBank’s fixed rate consolidated bonds were swapped to a floating rate, and 72.3 percent and 75.0 percent, respectively, of the FHLBank’s variable rate consolidated bonds were swapped to a different variable rate index.

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
December 31, 2011	$10,251,108	$10,251,723	0.03%

December 31, 2010	$13,704,542	$13,706,746	0.16%

As of December 31, 2011 and 2010, 1.0 percent and 7.2 percent, respectively, of the FHLBank’s fixed rate consolidated discount notes were swapped to a floating rate.

Concessions on Consolidated Obligations: Unamortized concessions were $11,160,000 and $12,475,000 as of December 31, 2011 and 2010, respectively, and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $12,276,000, $16,557,000 and $13,765,000 in 2011, 2010 and 2009, respectively. Concessions on discount notes totaled $210,000, $932,000 and $2,310,000 in 2011, 2010 and 2009, respectively.

Information about the fair value of the consolidated obligations is included in Note 16.

NOTE 12 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after any assessment for REFCORP. For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. Prior to July 1, 2011, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment and satisfaction of that liability is discussed in Note 13.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP and REFCORP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. There was no shortfall in 2011, 2010 or 2009. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

As of December 31, 2011, the FHLBank’s AHP accrual on its Statements of Condition consisted of $11,067,000 for the 2012 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $20,325,000 for prior years’ AHP (committed but undisbursed).

The following table details the change in the AHP liability for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Appropriated and reserved AHP funds as of the beginning of the period	$39,226	$44,117	$27,707
AHP set aside based on current year income	8,611	3,766	26,353
Direct grants disbursed	(16,984)	(8,908)	(10,251)
Recaptured funds1	539	251	308
Appropriated and reserved AHP funds as of the end of the period	$31,392	$39,226	$44,117

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

NOTE 13 – RESOLUTION FUNDING CORPORATION (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in each FHLBank’s June 30, 2011 financial statements. The FHLBanks entered into a Joint Capital Enhancement (JCE) Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 14 for further discussion regarding establishment of a separate restricted retained earnings account and the JCE Agreement.

Prior to the satisfaction of the FHLBanks’ REFCORP obligation, each FHLBank had been required to pay 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The FHLBanks expensed these amounts until the aggregate amount actually paid by all 12 FHLBanks was equivalent to a $300,000,000 annual annuity (or a scheduled payment of $75,000,000 per quarter) whose final maturity date was April 15, 2030. The Finance Agency in consultation with the Secretary of the Treasury selected the appropriate discounting factors to be used in this annuity calculation.

The following table details the change in the REFCORP liability for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
REFCORP (receivable) obligation as of the beginning of the period	$8,014	$11,556	$(16,015)
REFCORP assessments	11,822	8,387	59,168
REFCORP payments	(19,836)	(11,929)	(31,597)
REFCORP (receivable) obligation as of the end of the period	$0	$8,014	$11,556

NOTE 14 – CAPITAL

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

▪
Total regulatory capital. The GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio. Total regulatory capital is defined as the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

▪
Leverage capital. The FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times divided by total assets.

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2011 and 2010 (in thousands):

	12/31/2011		12/31/2010
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$227,407	$1,193,058	$268,569	$1,218,503
Total regulatory capital-to-asset ratio	4.0%	5.2%	4.0%	4.7%
Total regulatory capital	$1,327,607	$1,737,657	$1,548,243	$1,825,700
Leverage capital ratio	5.0%	7.0%	5.0%	6.3%
Leverage capital	$1,659,509	$2,334,185	$1,935,303	$2,434,951

Note that for the purposes of the regulatory capital calculations in the above table, actual capital includes all capital stock subject to mandatory redemption that has been reclassified to a liability.

The FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of the FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.2 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $1,000,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to the sum of the following less the member’s Asset-based Stock Purchase Requirement:
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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2011, 2010 and 2009 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Restricted Retained Earnings: Effective February 28, 2011, the FHLBank entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank and allocates that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. See Note 13 for a discussion of the calculation of the REFCORP assessment and satisfaction of that liability.

The JCE Agreement provides that, upon satisfaction of the FHLBanks’ obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account (RRE Account) until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

The FHLBank subsequently amended its capital plan to implement the provision of the JCE Agreement. The Finance Agency approved the capital plan amendments on August 5, 2011 and such amendments became effective on September 5, 2011.

In accordance with the JCE Agreement, starting in the third quarter of 2011, the FHLBank began allocating 20 percent of its net income to a separate RRE account.

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

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Balance at beginning of period	$19,550	$22,437	$34,806
Capital stock subject to mandatory redemption reclassified from equity during the period	301,438	279,036	917,226
Capital stock previously subject to mandatory redemption reclassified to equity	(90)	0	(778)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(312,698)	(282,202)	(929,310)
Stock dividend classified as mandatorily redeemable capital stock during the period	169	279	493
Balance at end of period	$8,369	$19,550	$22,437

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

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2011 and 2010 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	2011	2010
Year 1	$0	$2,396
Year 2	0	1
Year 3	769	0
Year 4	303	2,779
Year 5	0	2,950
Past contractual redemption date due to remaining activity1	7,297	11,424
TOTAL	$8,369	$19,550

1
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock. During 2011, the FHLBank’s Board of Directors terminated the memberships of eight members after their placement into Federal Deposit Insurance Corporation (FDIC) receivership. During 2010, the FHLBank’s Board of Directors terminated the memberships of four members after their placement into FDIC receivership and one member after it was closed by the National Credit Union Administration. During 2009, the FHLBank received two withdrawal requests due to submission of voluntary membership withdrawals. Additionally, the FHLBank’s Board of Directors terminated the memberships of eight members after their placement into FDIC receivership. During 2009, two members cancelled their membership withdrawal requests within the initial six-month notice period: one who submitted a withdrawal request in 2008, and one who submitted a withdrawal request in 2009. Upon notification of cancellation, the members’ stock was reclassified from mandatorily redeemable capital stock to equity. As of December 31, 2011, the balance of mandatorily redeemable capital stock represented three former members in FDIC receivership and eight out-of-district mergers.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2011, the FHLBank’s excess stock was less than one percent of total assets.

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

Capital Classification Determination: The Finance Agency implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the Finance Agency, the FHLBank has been classified as adequately capitalized.

NOTE 15 – PENSION AND POSTRETIREMENT BENEFIT PLANS

Qualified Defined Benefit Multiemployer Plan: The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.

The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank, who began employment prior to January 1, 2009.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the FHLBank.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2010. For the Pentegra Defined Benefit Plan years ended June 30, 2010 and 2009, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The following table presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (amounts in thousands):

	2011	2010	2009
Net pension cost charged to compensation and benefits expense	$4,864	$3,829	$2,917
Pentegra Defined Benefit Plan funded status as of July 11	90.0%	85.8%	93.7%
FHLBank’s funded status as of July 1	92.5%	90.0%	96.2%

1
The funded status as of July 1, 2011 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013). The funded status as of July 1, 2010 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2010 through March 15, 2011. Contributions made on or before March 15, 2011, and designated for the plan year ended June 30, 2010, will be included in the final valuation as of July 1, 2010. The final funded status as of July 1, 2010 will not be available until the Form 5500 for the plan year July 1, 2010 through June 30, 2011 is filed (this Form 5500 is due to be filed no later than April 2012).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $739,000, $717,000 and $697,000 to the Pentegra Defined Contribution Plan in 2011, 2010 and 2009, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,150,000, $1,176,000 and $751,000 in 2011, 2010 and 2009, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $250,000, $263,000 and $369,000 in 2011, 2010 and 2009, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2011 and 2010 were as follows (in thousands):

	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$8,988	$6,811
Service cost	373	344
Interest cost	451	472
Benefits paid	(229)	(225)
Actuarial (gain) loss	1,020	1,586
Projected benefit obligation at end of year	10,603	8,988
Change in plan assets:
Fair value of plan assets at beginning of year	0	0
Employer contributions	229	225
Benefits paid	(229)	(225)
Fair value of plan assets at end of year	0	0
FUNDED STATUS	$10,603	$8,988

The following table details the change in the AOCI balances related to the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
	Net Gain (Loss)	Prior Service Cost	Net Gain (Loss)	Total
Balance at beginning of period	$(3,381)	$6	$(2,148)	$(2,142)
Net gain (loss) on defined benefit pension plan	(1,020)	0	(1,586)	(1,586)
Amortization	319	(6)	353	347
Balance at end of period	$(4,082)	$0	$(3,381)	$(3,381)

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2011, 2010 and 2009, were (in thousands):

	2011	2010	2009
Service cost	$373	$344	$242
Interest cost	451	472	377
Amortization of prior service cost	0	(6)	(9)
Amortization of net loss	319	353	141
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,143	$1,163	$751

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic benefits costs over the next fiscal year is $504,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2011.

Key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2011, 2010 and 2009 were (dollar amounts in thousands):

	2011	2010	2009
Discount rate – benefit obligation	4.20%	5.25%	5.75%
Discount rate – net periodic benefit cost	5.25%	5.75%	6.25%
Salary increases	4.92%	4.97%	5.07%
Amortization period (years)	7	8	9
Accumulated benefit obligation	$8,517	$7,232	$5,991

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2012 will be $274,000.

The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Year ending December 31,	Estimated Benefit Payments
2012	$274
2013	299
2014	336
2015	376
2016	424
2017 through 2021	3,557

NOTE 16 – FAIR VALUES

The FHLBank determines fair values using available market information and the FHLBank’s best judgment of appropriate valuation methodologies. These fair values are based on pertinent information available to the FHLBank as of December 31, 2011 and 2010. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, fair values in certain cases are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

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

The carrying value and fair values of the FHLBank’s financial instruments as of December 31, 2011 and 2010 are summarized in the following table (in thousands):

	12/31/2011		12/31/2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$116,041	$116,041	$260	$260

Interest-bearing deposits	42	42	24	24

Federal funds sold	1,040,000	1,040,000	1,755,000	1,755,000

Trading securities	4,559,163	4,559,163	6,334,939	6,334,939

Held-to-maturity securities	4,977,332	4,967,585	6,755,978	6,744,289

Advances	17,394,399	17,564,068	19,368,329	19,481,740

Mortgage loans held for sale	0	0	120,525	129,653

Mortgage loans held for portfolio, net of allowance	4,933,332	5,184,775	4,172,906	4,311,793

Accrued interest receivable	85,666	85,666	93,341	93,341

Derivative assets	14,038	14,038	26,065	26,065

Liabilities:
Deposits	997,371	997,371	1,209,952	1,209,952

Consolidated obligation discount notes	10,251,108	10,250,885	13,704,542	13,702,871

Consolidated obligation bonds	19,894,483	20,195,131	21,521,435	21,659,887

Mandatorily redeemable capital stock	8,369	8,369	19,550	19,550

Accrued interest payable	96,237	96,237	128,551	128,551

Derivative liabilities	140,213	140,213	255,707	255,707

Other Asset (Liability):
Standby letters of credit	(1,401)	(1,401)	(1,526)	(1,526)

Standby bond purchase agreements	384	2,788	338	3,266

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

Investment Securities – non-MBS: The fair values of non-MBS investments are determined based on quoted prices, excluding accrued interest, as of the last business day of each period. Certain investments for which quoted prices are not readily available are valued by third parties or by using internal pricing models. The significant input associated with all classes of non-MBS investment securities is a market-observable interest rate curve adjusted for a spread, if applicable. Differing spreads may be applied to distinct term points along the discount curve in determining the fair value of instruments with varying maturities; therefore, the spread adjustment is presented as a range. The following table presents the inputs used for each non-MBS investment security class as of December 31, 2011:

	Interest Rate Curve	Spread Range
Certificates of deposit	LIBOR swap	-1.8 to -5.1 basis points
Commercial paper	LIBOR swap	-8.8 to -9.6 basis points

For non-MBS long-term (as determined by original issuance date) securities, the FHLBank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices described below does not discard available information.

Recently, the FHLBank conducted reviews of the four pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies and control procedures. The FHLBank's review process includes obtaining available vendors’ independent auditors’ reports regarding the internal controls over their valuation process, although the availability of pertinent reports varies by vendor.

Prior to December 31, 2011, the FHLBank established a price for each of its non-MBS long-term securities using a formula that was based upon the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to some type of validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within these established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price is received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates.

Effective December 31, 2011, the FHLBank refined its technique for estimating the fair values of non-MBS long-term securities as follows:
▪	The FHLBank’s revised valuation technique first requires the establishment of a “median” price for each security using the same formula-driven price described above.
▪	All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.
▪
Prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value.

▪
If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price.

▪
If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

▪
If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of December 31, 2011, four vendor prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for substantially all of those securities were computed by averaging the four prices. The refinement to the valuation technique did not have a significant impact on the estimated fair values of the FHLBank’s non-MBS long-term holdings as of December 31, 2011. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

Investment Securities – MBS/ABS: For MBS/ABS securities, the FHLBank obtains prices from four designated third-party pricing vendors when available. These pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data (certain inputs are actively quoted and can be validated to external sources). Since many MBS/ABS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices does not discard available information.

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings as of December 31, 2011 for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate. Prior to December 31, 2011, the FHLBank established a price for each of its MBS/ABS securities using the same technique as described above for non-MBS long-term securities.

As of December 31, 2011, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for substantially all of those securities were computed by averaging the four prices. The refinement to the valuation technique did not have a significant impact on the estimated fair values of the FHLBank’s MBS/ABS holdings as of December 31, 2011. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. Their fair values were negligible as of December 31, 2011 and 2010.

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

Fair Value Hierarchy: The FHLBank records trading securities, derivative assets and derivative liabilities at fair value on a recurring basis and on occasion, certain private-label MBS/ABS and non-financial assets on a non-recurring basis. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (an exit price). In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal (or most advantageous) market and market participants. These determinations allow the reporting entity to define the inputs for fair value and level of hierarchy. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the entity would transact in that market.

The fair value hierarchy is used to prioritize the fair value valuation techniques. The inputs of valuation techniques used to measure fair value for assets and liabilities that are carried at fair value, both on a recurring and non-recurring basis, on the Statements of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to the FHLBank’s financial assets and financial liabilities that are carried at fair value either on a recurring or non-recurring basis.
▪
Level 1 – Defined as those instruments for which fair value is determined from quoted prices for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

▪
Level 2 – Defined as those instruments for which fair value is determined from quoted prices for similar assets and liabilities in active markets or, if a valuation methodology is used, inputs are selected that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The types of assets and liabilities carried at Level 2 fair value generally include trading investment securities and derivative contracts.

▪
Level 3 – Defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. A significant portion of the unobservable inputs are supported by little or no market activity and reflect the entity’s own assumptions. The types of assets and liabilities measured at Level 3 fair value generally include private-label MBS/ABS that the FHLBank has determined to be OTTI.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications, if any, are reported as transfers in/out at fair value in the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2011 and 2010.

Fair Value on a Recurring Basis: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of December 31, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$599,482	$0	$599,482	$0	$0
Certificates of deposit	1,019,520	0	1,019,520	0	0
TLGP1 obligations	494,236	0	494,236	0	0
Government-sponsored enterprise obligations2,3	2,098,844	0	2,098,844	0	0
Subtotal	4,212,082	0	4,212,082	0	0
Mortgage-backed securities:
U.S obligation residential4	1,380	0	1,380	0	0
Government-sponsored enterprise residential5	345,701	0	345,701	0	0
Mortgage-backed securities	347,081	0	347,081	0	0
Trading securities	4,559,163	0	4,559,163	0	0

Derivative fair value:
Interest-rate related	39,776	0	36,076	0	3,700
Mortgage delivery commitments	843	0	843	0	0
Subtotal	40,619	0	36,919	0	3,700
Net cash collateral (received) delivered	(26,581)	0	0	0	(26,581)
Derivative assets	14,038	0	36,919	0	(22,881)

TOTAL ASSETS MEASURED AT FAIR VALUE	$4,573,201	$0	$4,596,082	$0	$(22,881)

Derivative fair value:
Interest-rate related	$465,618	$0	$456,868	$0	$8,750
Net cash collateral received (delivered)	(325,405)	0	0	0	(325,405)
Derivative liabilities	140,213	0	456,868	0	(316,655)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$140,213	$0	$456,868	$0	$(316,655)

1	Represents corporate debentures guaranteed by FDIC under the TLGP.
2
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3	See Note 19 for transactions with other FHLBanks.
4	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring basis on the Statements of Condition as of December 31, 2010 (in thousands):
	Total	Level 1	Level 2	Level 3	Net Accrued Interest on Derivatives and Cash Collateral
Commercial paper	$2,349,565	$0	$2,349,565	$0	$0
Certificates of deposit	1,755,013	0	1,755,013	0	0
U.S. Treasuries	282,996	0	282,996	0	0
Government-sponsored enterprise obligations1,2	1,505,723	0	1,505,723	0	0
Subtotal	5,893,297	0	5,893,297	0	0
Mortgage-backed securities:
U.S obligation residential3	1,534	0	1,534	0	0
Government-sponsored enterprise residential4	440,108	0	440,108	0	0
Mortgage-backed securities	441,642	0	441,642	0	0
Trading securities	6,334,939	0	6,334,939	0	0

Derivative fair value:
Interest-rate related	89,864	0	78,613	0	11,251
Mortgage delivery commitments	291	0	291	0	0
Subtotal	90,155	0	78,904	0	11,251
Net cash collateral (received) delivered	(64,090)	0	0	0	(64,090)
Derivative assets	26,065	0	78,904	0	(52,839)

TOTAL ASSETS MEASURED AT FAIR VALUE	$6,361,004	$0	$6,413,843	$0	$(52,839)

Derivative fair value
Interest-rate related	$353,651	$0	$349,569	$0	$4,082
Mortgage delivery commitments	1,524	0	1,524	0	0
Subtotal	355,175	0	351,093	0	4,082
Net cash collateral received (delivered)	(99,468)	0	0	0	(99,468)
Derivative liabilities	255,707	0	351,093	0	(95,386)

TOTAL LIABILITIES MEASURED AT FAIR VALUE	$255,707	$0	$351,093	$0	$(95,386)

1
Represents debentures issued by other FHLBanks, Fannie Mae and Freddie Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

2	See Note 19 for transactions with other FHLBanks.
3	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
4	Represents MBS issued by Fannie Mae and Freddie Mac.

Fair Value on a Nonrecurring Basis: The FHLBank measures certain held-to-maturity securities and mortgage loans (including real estate owned) at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (i.e., when there is evidence of OTTI).

The following table presents assets by level within the valuation hierarchy for which a nonrecurring change in fair value has been recorded as of December 31, 2011 (in thousands):

	12/31/2011
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1:
Private-label residential MBS	$10,453	$0	$0	$10,453
Real estate owned2	1,067	0	0	1,067

TOTAL	$11,520	$0	$0	$11,520

1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	Includes real estate owned written down to fair value during the quarter ended December 31, 2011 that is still outstanding as of December 31, 2011.

The following table presents assets by level within the valuation hierarchy, for which a nonrecurring change in fair value was recorded as of December 31, 2010 (in thousands):

	12/31/2010
	Total	Level 1	Level 2	Level 3
Held-to-maturity securities1:
Private-label residential MBS	$3,028	$0	$0	$3,028
Real estate owned2	519	0	519	0

TOTAL	$3,547	$0	$519	$3,028

1	Excludes impaired securities with carrying values less than their fair values at date of impairment.
2	Includes real estate owned written down to fair value during the quarter ended December 31, 2010 that is still outstanding as of December 31, 2010.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 11, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $661,970,528,000 and $761,374,310,000 as of December 31, 2011 and 2010, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of December 31, 2011, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2011 and 2010, off-balance sheet commitments were as follows (in thousands):

	12/31/2011			12/31/2010
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total

Standby letters of credit outstanding	$2,728,450	$29,777	$2,758,227	$2,888,880	$60,058	$2,948,938
Commitments for standby bond purchases	99,737	1,438,939	1,538,676	582,468	981,041	1,563,509
Commitments to fund or purchase mortgage loans	119,945	0	119,945	148,572	0	148,572

Commitments to issue consolidated bonds, at par	160,000	0	160,000	239,000	0	239,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2011, outstanding standby letters of credit had original terms of 5 days to 10 years with a final expiration in 2020. As of December 31, 2010, outstanding standby letters of credit had original terms of 6 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,401,000 and $1,526,000 as of December 31, 2011 and 2010, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit. The fair values of standby letters of credit as of December 31, 2011 and 2010 are reported in Note 16.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities within its four-state district whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2014, though some are renewable at the option of the FHLBank. The total commitments for bond purchases were with the same two state housing authorities as of December 31, 2011 and 2010. The FHLBank was not required to purchase any bonds under these agreements during 2011 or 2010. The fair values of standby bond purchase agreements as of December 31, 2011 and 2010 are reported in Note 16.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $843,000 and $(1,233,000) as of December 31, 2011 and 2010, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. There were no outstanding commitments for this product as of December 31, 2011.

Collateral Delivered to Derivative Counterparties: The FHLBank generally executes derivatives with counterparties having ratings of single-A or better by either Standard & Poor’s or Moody’s. These agreements are generally covered under bilateral collateral agreements between the FHLBank and the counterparties. As of December 31, 2011 and 2010, the FHLBank had delivered cash with a book value of $343,680,000 and $99,450,000, respectively, as collateral to broker/dealers that have market-risk exposure to the FHLBank. The delivered collateral is netted against derivative liabilities on the Statements of Condition.

Lease Commitments: Net rental costs under operating leases of approximately $116,000, $104,000 and $93,000 in 2011, 2010 and 2009, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in the following table (in thousands):

Year	Premises	Equipment	Total
2012	$51	$53	$104
2013	45	53	98
2014	45	53	98
2015	45	9	54
2016	45	2	47
Thereafter	19	0	19
TOTAL	$250	$170	$420

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

The following table shows the future minimum lease receivable under the direct financing lease, as amended, with the member and future minimum lease payment obligation under the capital lease with the City of Topeka as of December 31, 2011 (in thousands):

Year	Lease Receivable	Lease Obligation
2012	$3,623	$5,144
2013	3,623	0
2014	3,623	0
2015	3,623	0
2016	3,623	0
Thereafter	19,928	0
Net minimum lease payments	38,043	5,144
Less amount representing interest	(10,811)	(144)
PRESENT VALUE OF NET MINIMUM LEASE PAYMENTS	$27,232	$5,000

Unearned income on the direct financing lease is recognized in such a manner as to produce a constant periodic rate of return on the net investment in the direct financing lease.

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2011, the total original par value of customer securities held by the FHLBank under this arrangement was $32,776,331,000.

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

Other commitments and contingencies are discussed in Notes 1, 6, 7, 8, 9, 11, 12, 13, 14 and 15.

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2011 and 2010, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: As of December 31, 2011, no members owned more than 10 percent of FHLBank regulatory capital stock. The following tables present information as of December 31, 2010 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2010 (in thousands). None of the officers or directors of this member currently serve on the FHLBank’s board of directors.

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

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF program during the year ended December 31, 2010.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of December 31, 2011 and 2010 for members that had an officer or director serving on the FHLBank’s board of directors (in thousands) in 2011 or 2010. Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

12/31/2011
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Girard National Bank	KS	$995	0.2%	$3,204	0.4%	$4,199	0.3%
Vision Bank, NA	OK	3,757	0.7	53	0.0	3,810	0.3
FirstBank	CO	3,260	0.6	55	0.0	3,315	0.3
Golden Belt Bank, FSA	KS	1,376	0.2	1,886	0.3	3,262	0.2
First State Bank	NE	955	0.2	1,228	0.2	2,183	0.2
Morgan Federal Bank	CO	896	0.2	1,130	0.1	2,026	0.1
Security State Bank	NE	279	0.0	1,663	0.2	1,942	0.1
Citizens Bank & Trust Co.	OK	927	0.2	51	0.0	978	0.1
Bankers Bank of Kansas, NA	KS	270	0.0	1	0.0	271	0.0
TOTAL		$12,715	2.3%	$9,271	1.2%	$21,986	1.6%

12/31/2010
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent Of Total Capital Stock
Vision Bank, NA	OK	$3,776	0.6%	$19	0.0%	$3,795	0.3%
Golden Belt Bank, FSA	KS	714	0.1	2,479	0.3	3,193	0.2
Morgan Federal Bank	CO	784	0.1	1,202	0.1	1,986	0.1
Chickasha Bank & Trust Co.	OK	663	0.1	3	0.0	666	0.1
Yampa Valley Bank	CO	333	0.1	1	0.0	334	0.0
Bankers Bank of Kansas, NA	KS	270	0.1	1	0.0	271	0.0
Lisco State Bank	NE	70	0.0	31	0.0	101	0.0
TOTAL		$6,610	1.1%	$3,736	0.4%	$10,346	0.7%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of December 31, 2011 and 2010 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	12/31/2011		12/31/2010		12/31/2011		12/31/2010
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Girard National Bank	$38,609	0.2%			$3,149	0.3%
Vision Bank, NA	18,169	0.1	$15,042	0.1%	95	0.0	$79	0.0%
FirstBank	0	0.0			98	0.0
Golden Belt Bank, FSA	10,974	0.1	26,060	0.1	2,347	0.3	1,762	0.2
First State Bank	30,914	0.2			117	0.0
Morgan Federal Bank	14,933	0.1	18,567	0.1	2,071	0.2	7,056	0.6
Security State Bank	5,792	0.0			2,134	0.2
Citizens Bank & Trust Co	2,000	0.0			127	0.0
Bankers Bank of Kansas, NA	1,975	0.0	0	0.0	9	0.0	6	0.0
Chickasha Bank & Trust Co.			3,117	0.0			11	0.0
Yampa Valley Bank			3,000	0.0			71	0.0
Lisco State Bank			1,012	0.0			26	0.0
TOTAL	$123,366	0.7%	$66,798	0.3%	$10,147	1.0%	$9,011	0.8%

The following table presents mortgage loans funded or acquired during the years ended December 31, 2011 and 2010 for members that had an officer or director serving on the FHLBank’s board of directors in 2011 or 2010 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	2011		2010
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
Girard National Bank	$22,719	1.4%
Vision Bank, NA	0	0.0	$0	0.0%
FirstBank	0	0.0
Golden Belt Bank, FSA	25,021	1.6	37,986	2.1
First State Bank	5,434	0.4
Morgan Federal Bank	8,800	0.6	12,090	0.7
Security State Bank	23,886	1.5
Citizens Bank & Trust Co.	1,531	0.1
Bankers Bank of Kansas, NA	0	0.0	0	0.0
Chickasha Bank & Trust Co.			0	0.0
Yampa Valley Bank			0	0.0
Lisco State Bank			0	0.0
TOTAL	$87,391	5.6%	$50,076	2.8%

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2011, 2010 and 2009 (in thousands). All transactions occurred at market prices.

Business Activity	2011	2010	2009
Average overnight interbank loan balances to other FHLBanks1	$1,432	$507	$1,682
Average overnight interbank loan balances from other FHLBanks1	4,963	4,000	7,290
Average deposit balance with FHLBank of Chicago for shared expense transactions2	65	47	58
Average deposit balance with FHLBank of Chicago for MPF transactions2	23	28	26
Transaction charges paid to FHLBank of Chicago for transaction service fees3	2,334	1,760	1,457
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0	0

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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $127,389,000 and 120,876,000 as of December 31, 2011 and 2010, respectively, are included in the non-MBS GSE obligations totals presented in Note 5; all were purchased prior to 2009. Interest income earned on these securities totaled $5,582,000, $8,944,000 and $15,180,000 for the years ended December 31, 2011, 2010 and 2009, respectively.