Form 10-Q
period 2012-05-07
Federal Home Loan Bank of Topeka
filed 2012-05-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 05/03/2012
Class A Stock, par value $100	5,758,171
Class B Stock, par value $100	8,037,292

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

1	"Mortgage Partnership Finance", "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited
(In thousands, except par value)
	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$499,486	$116,041
Interest-bearing deposits	169	42
Federal funds sold and securities purchased under agreements to resell	2,315,000	1,040,000

Investment securities:
Trading securities (Note 3)	3,651,675	4,559,163
Held-to-maturity securities1 (Note 3)	4,890,324	4,977,332
Total investment securities	8,541,999	9,536,495

Advances (Notes 4, 6)	16,938,296	17,394,399

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 5)	5,249,692	4,936,805
Less allowance for credit losses on mortgage loans (Note 6)	(4,203)	(3,473)
Mortgage loans held for portfolio, net	5,245,489	4,933,332

Accrued interest receivable	75,600	85,666
Premises, software and equipment, net	11,149	11,379
Derivative assets (Note 7)	13,332	14,038
Other assets	52,748	58,790

TOTAL ASSETS	$33,693,268	$33,190,182

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Note 8)	$1,838,881	$958,445
Non-interest-bearing (Note 8)	51,027	38,926
Total deposits	1,889,908	997,371

Consolidated obligations, net:
Discount notes (Note 9)	10,187,856	10,251,108
Bonds (Note 9)	19,598,109	19,894,483
Total consolidated obligations, net	29,785,965	30,145,591

Overnight loans from other FHLBanks	0	35,000
Mandatorily redeemable capital stock (Note 12)	8,021	8,369
Accrued interest payable	99,078	96,237
Affordable Housing Program (Note 10)	29,605	31,392
Derivative liabilities (Note 7)	119,875	140,213
Other liabilities	27,923	34,562

TOTAL LIABILITIES	31,960,375	31,488,735

Commitments and contingencies (Note 16)

1	Fair value: $4,895,020 and $4,967,585 as of March 31, 2012 and December 31, 2011, respectively.

The accompanying notes are an intergal part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION – Unaudited (continued)
(In thousands, except par value)
	March 31, 2012	December 31, 2011
Capital:
Capital stock outstanding – putable:
Class A ($100 par value; 5,653 and 5,373 shares issued and outstanding) (Note 12)	565,345	537,304
Class B ($100 par value; 7,719 and 7,905 shares issued and outstanding) (Note 12)	771,897	790,523
Total capital stock	1,337,242	1,327,827

Retained earnings:
Unrestricted	413,698	395,588
Restricted (Note 12)	12,174	5,873
Total retained earnings	425,872	401,461

Accumulated other comprehensive income (loss) (Note 13)	(30,221)	(27,841)

TOTAL CAPITAL	1,732,893	1,701,447

TOTAL LIABILITIES AND CAPITAL	$33,693,268	$33,190,182

The accompanying notes are an intergal part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME – Unaudited
(In thousands)
	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Interest-bearing deposits	$99	$34
Federal funds sold and securities purchased under agreements to resell	434	1,059
Trading securities	18,789	22,209
Held-to-maturity securities	19,547	28,946
Advances	38,208	41,864
Prepayment fees on terminated advances	1,379	788
Mortgage loans held for sale	0	1,547
Mortgage loans held for portfolio	49,101	46,358
Overnight loans to other Federal Home Loan Banks	1	1
Other	505	606
Total interest income	128,063	143,412

INTEREST EXPENSE:
Deposits	383	613
Consolidated obligations:
Discount notes	1,052	4,574
Bonds	68,197	78,596
Overnight loans from other Federal Home Loan Banks	1	1
Mandatorily redeemable capital stock (Note 12)	14	54
Other	78	143
Total interest expense	69,725	83,981

NET INTEREST INCOME	58,338	59,431
Provision for credit losses on mortgage loans (Note 6)	1,039	565
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	57,299	58,866

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(4,513)	(1,303)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	3,924	(430)
Net other-than-temporary impairment losses on held-to-maturity securities	(589)	(1,733)
Net gain (loss) on trading securities (Note 3)	(10,766)	(16,369)
Net gain (loss) on derivatives and hedging activities (Note 7)	65	2,977
Service fees	1,231	1,273
Standby bond purchase agreement commitment fees	1,069	997
Other	146	170
Total other income (loss)	(8,844)	(12,685)

OTHER EXPENSES:
Compensation and benefits	7,787	6,899
Other operating	3,467	3,539
Finance Agency	905	1,489
Office of Finance	576	747
Other	715	669
Total other expenses	13,450	13,343

INCOME (LOSS) BEFORE ASSESSMENTS	35,005	32,838

Affordable Housing Program (Note 10)	3,502	2,686
REFCORP (Note 11)	0	6,030
Total assessments	3,502	8,716

NET INCOME (LOSS)	$31,503	$24,122

The accompanying notes are an intergal part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 – Unaudited
(In thousands)
	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$31,503	$24,122

Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(4,052)	(877)
Reclassification of non-credit portion included in net income	128	1,307
Accretion of non-credit portion	1,418	1,222
Total net non-credit potion of other-than-temporary impairment losses on held-to-maturity securities	(2,506)	1,652

Defined benefit pension plan:
Amortization of net loss	126	89

Total other comprehensive income (loss)	(2,380)	1,741

Total comprehensive income (loss)	$29,123	$25,863

The accompanying notes are an intergal part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 – Unaudited
(In thousands)
										Accumulated
	Capital Stock									Other
	Class A1		Class B1		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	14,544	$1,454,396	$351,754	$0	$351,754	$(22,672)	$1,783,478
Proceeds from issuance of capital stock	6	567	105	10,475	111	11,042					11,042
Repurchase/redemption of capital stock	0	0	(19)	(1,875)	(19)	(1,875)					(1,875)
Comprehensive income (loss)							24,122	0	24,122	1,741	25,863
Net reclassification of shares to mandatorily redeemable capital stock	(683)	(68,302)	(98)	(9,816)	(781)	(78,118)					(78,118)
Net transfer of shares between Class A and Class B	755	75,526	(755)	(75,526)	0	0					0
Dividends on capital stock (Class A – 0.4%, Class B – 3.0%):
Cash payment							(138)		(138)		(138)
Stock issued			65	6,526	65	6,526	(6,526)		(6,526)		0
BALANCE - MARCH 31, 2011	6,012	$601,177	7,908	$790,794	13,920	$1,391,971	$369,212	$0	$369,212	$(20,931)	$1,740,252

The accompanying notes are an intergal part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 – Unaudited
(In thousands)

										Accumulated
	Capital Stock									Other
	Class A1		Class B1		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital

BALANCE - DECEMBER 31, 2011	5,373	$537,304	7,905	$790,523	13,278	$1,327,827	$395,588	$5,873	$401,461	$(27,841)	$1,701,447
Proceeds from issuance of capital stock	0	61	807	80,651	807	80,712					80,712
Repurchase/redemption of capital stock	0	0	(87)	(8,693)	(87)	(8,693)					(8,693)
Comprehensive income (loss)							25,202	6,301	31,503	(2,380)	29,123
Net reclassification of shares to mandatorily redeemable capital stock	(186)	(18,655)	(510)	(50,971)	(696)	(69,626)					(69,626)
Net transfer of shares between Class A and Class B	466	46,635	(466)	(46,635)	0	0					0
Dividends on capital stock (Class A – 0.3%, Class B – 3.5%):
Cash payment							(70)		(70)		(70)
Stock issued			70	7,022	70	7,022	(7,022)		(7,022)		0
BALANCE - MARCH 31, 2012	5,653	$565,345	7,719	$771,897	13,372	$1,337,242	$413,698	$12,174	$425,872	$(30,221)	$1,732,893

1	Putable
The accompanying notes are an intergal part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited
(In thousands)
	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,503	$24,122
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(5,486)	(9,362)
Concessions on consolidated obligations	5,043	1,183
Premiums and discounts on investments, net	(431)	(791)
Premiums and discounts on advances, net	(3,017)	(12,445)
Premiums, discounts and deferred loan costs on mortgage loans, net	3,596	1,624
Fair value adjustments on hedged assets or liabilities	3,291	11,603
Premises, software and equipment	576	720
Other	126	89
Provision for credit losses on mortgage loans	1,039	565
Non-cash interest on mandatorily redeemable capital stock	13	52
Net other-than-temporary impairment losses on held-to-maturity securities	589	1,733
Net realized (gain) loss on disposals of premises, software and equipment	0	(4)
Other (gains) losses	35	21
Net (gain) loss on trading securities	10,766	16,369
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	2,402	8,580
(Increase) decrease in accrued interest receivable	10,054	13,821
Change in net accrued interest included in derivative assets	(25,408)	(13,809)
(Increase) decrease in other assets	1,899	(940)
Increase (decrease) in accrued interest payable	2,844	(7,351)
Change in net accrued interest included in derivative liabilities	1,236	(1,869)
Increase (decrease) in Affordable Housing Program liability	(1,787)	(1,501)
Increase (decrease) in REFCORP liability	0	(1,984)
Increase (decrease) in other liabilities	(1,734)	456
Total adjustments	5,646	6,760
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	37,149	30,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	20,373	24,997
Net (increase) decrease in Federal funds sold	375,000	(1,189,000)
Net (increase) decrease in securities purchased under resale agreements	(1,650,000)	0
Net (increase) decrease in short-term trading securities	824,790	(410,238)
Proceeds from sale of long-term trading securities	0	187,555
Proceeds from maturities of and principal repayments on long-term trading securities	121,941	130,221
Purchases of long-term trading securities	(50,000)	0
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	405,066	572,970
Purchases of long-term held-to-maturity securities	(315,731)	0
Principal collected on advances	7,553,601	8,072,881
Advances made	(7,134,752)	(6,559,337)
Principal collected on mortgage loans	314,784	214,064
Purchase or origination of mortgage loans	(634,143)	(406,805)
Proceeds from sale of foreclosed assets	1,551	2,760
Principal collected on other loans made	450	421
Proceeds from sale of premises, software and equipment	0	11
Purchases of premises, software and equipment	(346)	(198)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(167,416)	640,302

The accompanying notes are an intergal part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS – Unaudited (continued)
(In thousands)
	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$906,487	$761,275
Net proceeds from issuance of consolidated obligations:
Discount notes	12,025,471	22,960,017
Bonds	4,806,680	1,474,912
Payments for maturing and retired consolidated obligations:
Discount notes	(12,088,964)	(24,105,030)
Bonds	(5,073,000)	(1,628,700)
Net increase (decrease) in overnight loans from other FHLBanks	(35,000)	0
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Net interest payments received (paid) for financing derivatives	(24,924)	(25,760)
Proceeds from issuance of capital stock	80,712	11,042
Payments for repurchase/redemption of capital stock	(8,693)	(1,875)
Payments for repurchase of mandatorily redeemable capital stock	(69,987)	(80,854)
Cash dividends paid	(70)	(138)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	513,712	(640,111)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	383,445	31,073
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,041	260
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$499,486	$31,333

Supplemental disclosures:
Interest paid	$73,707	$96,819

Affordable Housing Program payments	$5,328	$4,237

REFCORP payments	$0	$8,014

Net transfers of mortgage loans to real estate owned	$2,390	$1,343

The accompanying notes are an intergal part of these financial statements

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements – Unaudited
March 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2011. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 19, 2012 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Comprehensive Income – Presentation of Comprehensive Income: In June 2011, FASB issued guidance which requires all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present the components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity has been eliminated by this new guidance. The FHLBank decided to present non-owner changes using the two-statement approach. The two-statement approach requires the first statement to present total net income and its components followed, consecutively, by a second statement that presents total OCI, the components of OCI, and total comprehensive income. The guidance was effective for interim and annual periods beginning after December 15, 2011, including retrospective application for all periods presented. The FHLBank adopted this guidance as of January 1, 2012. The adoption of this guidance resulted in new presentation within the Statements of Income and the Statements of Capital, but did not impact the FHLBank’s financial condition, results of operations or cash flows.

In December 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated OCI (AOCI) in the income statement. This guidance became effective for the FHLBank for interim and annual periods beginning on January 1, 2012 and did not affect the FHLBank’s adoption of the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Fair Value Measurement – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs: In May 2011, the FASB issued guidance which represents the converged guidance of FASB and the IASB on fair value measurement and disclosures. In particular, the new guidance: (1) requires the disclosure of the level within the fair value hierarchy level for financial instruments that are not measured at fair value but for which the fair value is required to be disclosed; (2) expands level 3 fair value disclosures about valuation process and sensitivity of the fair value measurement to changes in unobservable inputs; (3) permits an exception to measure fair value of a net position for financial assets and financial liabilities managed on a net position basis; and (4) clarifies that the highest and best use measurement is only applicable to nonfinancial assets. The guidance was effective for interim and annual periods beginning after December 15, 2011 with early application not permitted. The FHLBank adopted this guidance as of January 1, 2012. The adoption of this guidance resulted in increased financial statement disclosures, but did not impact the FHLBank’s financial condition, results of operations or cash flows.

Transfers and Servicing – Reconsideration of Effective Control for Repurchase Agreements: In April 2011, the FASB issued guidance that removed the criterion which required the transferor of financial assets to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee to preclude sales accounting for the transfer. In addition, the new guidance removed the collateral maintenance implementation guidance from the determination of maintaining effective control over the transferred financial assets. This guidance became effective for interim and annual periods beginning on or after December 15, 2011 and was required to be applied prospectively to transactions or modifications occurring on or after the effective date. The FHLBank adopted this guidance as of January 1, 2012. The adoption of this guidance did not have a material impact on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of March 31, 2012 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$199,978	$0	$0	$0	$0	$0	$0
Certificates of deposit	594,802	0	0	0	0	0	0
TLGP1 obligations	491,894	0	0	0	0	0	0
Government-sponsored enterprise obligations2,3	2,039,774	0	0	0	0	0	0
State or local housing agency obligations	0	81,011	0	81,011	73	8,739	72,345
Non-mortgage-backed securities	3,326,448	81,011	0	81,011	73	8,739	72,345
Mortgage-backed securities:
U.S obligation residential4	1,352	16,593	0	16,593	679	0	17,272
Government-sponsored enterprise residential5	323,875	4,079,440	0	4,079,440	40,241	1,930	4,117,751
Private-label mortgage-backed securities:
Residential	0	682,491	25,949	708,440	4,056	56,849	655,647
Commercial	0	29,559	0	29,559	354	0	29,913
Home equity	0	1,230	316	1,546	634	88	2,092
Mortgage-backed securities	325,227	4,809,313	26,265	4,835,578	45,964	58,867	4,822,675
TOTAL	$3,651,675	$4,890,324	$26,265	$4,916,589	$46,037	$67,606	$4,895,020

1	Represents corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
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

3	See Note 18 for transactions with other FHLBanks.
4	Represents mortgage-backed securities (MBS) issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2011 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$599,482	$0	$0	$0	$0	$0	$0
Certificates of deposit	1,019,520	0	0	0	0	0	0
TLGP1 obligations	494,236	0	0	0	0	0	0
Government-sponsored enterprise obligations2,3	2,098,844	0	0	0	0	0	0
State or local housing agency obligations	0	84,548	0	84,548	78	10,121	74,505
Non-mortgage-backed securities	4,212,082	84,548	0	84,548	78	10,121	74,505
Mortgage-backed securities:
U.S obligation residential4	1,380	18,167	0	18,167	760	0	18,927
Government-sponsored enterprise residential5	345,701	4,064,679	0	4,064,679	39,197	1,976	4,101,900
Private-label mortgage-backed securities:
Residential	0	771,478	23,402	794,880	4,585	67,023	732,442
Commercial	0	37,077	0	37,077	573	0	37,650
Home equity	0	1,383	357	1,740	503	82	2,161
Mortgage-backed securities	347,081	4,892,784	23,759	4,916,543	45,618	69,081	4,893,080
TOTAL	$4,559,163	$4,977,332	$23,759	$5,001,091	$45,696	$79,202	$4,967,585

1	Represents corporate debentures guaranteed by the FDIC under the TLGP.
2
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3	See Note 18 for transactions with other FHLBanks.
4	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.

As of March 31, 2012 and December 31, 2011, 42.8 percent and 34.8 percent, respectively, of the FHLBank’s fixed rate trading securities were swapped to a floating rate. All of the swapped securities are non-MBS GSE obligations. Additionally, the FHLBank’s variable rate MBS/collateralized mortgage obligations (CMO), which have embedded caps, are hedged using interest rate caps.

The amortized cost of the FHLBank’s MBS/asset-backed securities (ABS) included credit losses, OTTI-related accretion adjustments and purchase premiums and discounts totaling $13,348,000 and $13,134,000 as of March 31, 2012 and December 31, 2011, respectively.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of March 31, 2012. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$28,208	$2,793	$25,569	$5,946	$53,777	$8,739
Non-mortgage-backed securities	28,208	2,793	25,569	5,946	53,777	8,739
Mortgage-backed securities:
Government-sponsored enterprise residential1	194,951	213	522,518	1,717	717,469	1,930
Private-label mortgage-backed securities:
Residential	40,743	296	352,435	56,553	393,178	56,849
Home equity	0	0	423	88	423	88
Mortgage-backed securities	235,694	509	875,376	58,358	1,111,070	58,867
TOTAL TEMPORARILY IMPAIRED SECURITIES	$263,902	$3,302	$900,945	$64,304	$1,164,847	$67,606
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

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$29,215	$2,970	$24,610	$7,151	$53,825	$10,121
Non-mortgage-backed securities	29,215	2,970	24,610	7,151	53,825	10,121
Mortgage-backed securities:
Government-sponsored enterprise residential1	122,180	96	579,599	1,880	701,779	1,976
Private-label mortgage-backed securities:
Residential	77,231	507	373,008	66,516	450,239	67,023
Home equity	0	0	442	82	442	82
Mortgage-backed securities	199,411	603	953,049	68,478	1,152,460	69,081
TOTAL TEMPORARILY IMPAIRED SECURITIES	$228,626	$3,573	$977,659	$75,629	$1,206,285	$79,202
__________
1
Represents MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2012 and December 31, 2011 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	03/31/2012			12/31/2011
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$0	$0	$0	$0	$0	$0
Due after one year through five years	0	0	0	0	0	0
Due after five years through 10 years	25,250	25,250	22,556	5,095	5,095	5,095
Due after 10 years	55,761	55,761	49,789	79,453	79,453	69,410
Non-mortgage-backed securities	81,011	81,011	72,345	84,548	84,548	74,505
Mortgage-backed securities	4,835,578	4,809,313	4,822,675	4,916,543	4,892,784	4,893,080
TOTAL	$4,916,589	$4,890,324	$4,895,020	$5,001,091	$4,977,332	$4,967,585

Interest Rate Payment Terms: The following table details interest rate payment terms for the amortized cost of held-to-maturity securities as of March 31, 2012 and December 31, 2011 (in thousands):

	03/31/2012	12/31/2011
Non-mortgage-backed securities:
Fixed rate	$20,321	$21,088
Variable rate	60,690	63,460
Non-mortgage-backed securities	81,011	84,548

Mortgage-backed securities:
Pass-through securities:
Fixed rate	244	290
Variable rate	4,756	4,841
Collateralized mortgage obligations:
Fixed rate	580,401	684,040
Variable rate	4,250,177	4,227,372
Mortgage-backed securities	4,835,578	4,916,543
TOTAL	$4,916,589	$5,001,091

Gains and Losses: Net gains (losses) on trading securities during the three-month periods ended March 31, 2012 and 2011 were as follows (in thousands):

	For the Three-month Period Ended
	03/31/2012	03/31/2011
Net unrealized gains (losses) on trading securities held as of March 31, 2012	$(11,333)	$(9,956)
Net unrealized and realized gains (losses) on trading securities sold or matured prior to March 31, 2012	567	(6,413)
NET GAIN (LOSS) ON TRADING SECURITIES	$(10,766)	$(16,369)

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

For state and local housing agency obligations, the FHLBank has determined that, as of March 31, 2012, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of March 31, 2012, all of the gross unrealized losses on its Agency MBS are temporary.

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

For private-label commercial MBS, consistent with the other FHLBanks, the FHLBank assesses the creditworthiness of the issuer, the credit ratings assigned by the Nationally Recognized Statistical Rating Organizations (NRSRO), the performance of the underlying loans and the credit support provided by the subordinate securities to make a conclusion as to whether the commercial MBS will be settled at an amount less than the amortized cost basis. The FHLBank had only one private-label commercial MBS as of March 31, 2012, and its fair value was higher than its amortized cost, so it was not reviewed for impairment.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached the trough) to 8 percent. For those markets where further home price declines are anticipated, the declines were projected to occur over the three- to nine-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery by months as of March 31, 2012:

Months	Recovery Range of Annualized Rates
1 – 6	0.0 – 2.8%
7 – 18	0.0 – 3.0
19 – 24	1.0 – 4.0
25 – 30	2.0 – 4.0
31 – 42	2.0 – 5.0
43 – 66	2.0 – 6.0
Thereafter	2.3 – 5.6

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

As a result of these security-level evaluations, the projected cash flows as of March 31, 2012 on 18 private-label MBS/ABS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. On two additional securities, the evaluation resulted in additional credit losses recognized in earnings because the present value of the expected cash flows was less than the amortized cost. An additional ten securities that had been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in OCI is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of each OTTI security.

For those securities for which an OTTI was determined to have occurred as of March 31, 2012 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following tables present a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2004 and prior	6.5%	6.5%	8.4%	8.4%	18.7%	18.7%	4.0%	4.0%
2005	13.0	13.0	9.6	9.6	33.7	33.7	5.0	5.0
2006	9.0	7.0-9.9	20.0	17.1-27.2	40.7	39.7-43.0	3.6	3.0-3.8
Total Prime	9.1	6.5-13.0	16.1	8.4-27.2	35.3	18.7-43.0	3.9	3.0-5.0

Alt-A:
2004 and prior	8.9	6.1-10.5	26.7	23.6-32.0	36.0	33.2-39.6	10.4	7.8-15.4
2005	7.4	3.5-9.1	30.2	14.4-61.7	38.3	35.2-40.1	8.5	5.2-17.6
Total Alt-A	8.2	3.5-10.5	28.4	14.4-61.7	37.1	33.2-40.1	9.5	5.2-17.6

TOTAL	8.4%	3.5-13.0%	25.0%	8.4-61.7%	36.6%	18.7-43.0%	7.9%	3.0-17.6%
Home Equity Loan ABS
Year of Securitization	Significant Inputs						Current Credit Enhancement
	Prepayment Rates		Default Rates		Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	2.3%	1.1-2.9%	10.4%	4.7-13.9%	84.6%	77.8-93.8%	0.6%	0.0-16.4%

For the 15 private-label securities on which credit-related OTTI charges were recognized in the Statements of Income during the three-month period ended March 31, 2012, the FHLBank’s reported balances as of March 31, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$21,955	$21,409	$20,537	$20,560
Alt-A	56,390	51,440	40,915	41,131
Total private-label residential MBS	78,345	72,849	61,452	61,691

Home equity loan ABS:
Subprime	2,089	751	570	868
TOTAL	$80,434	$73,600	$62,022	$62,559

For the 30 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of March 31, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$68,523	$66,743	$63,671	$64,986
Alt-A	107,239	100,365	77,488	78,257
Total private-label residential MBS	175,762	167,108	141,159	143,243

Home equity loan ABS:
Subprime	4,117	1,546	1,230	2,092
TOTAL	$179,879	$168,654	$142,389	$145,335

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three-month periods ended March 31, 2012 and 2011 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	For the Three-month Period Ended
	03/31/2012			03/31/2011
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$358	$223	$581	$544	$759	$1,303
Alt-A	173	3,759	3,932	1,189	(1,189)	0
Total private-label residential MBS	531	3,982	4,513	1,733	(430)	1,303

Home equity loan ABS:
Subprime	58	(58)	0	0	0	0

TOTAL	$589	$3,924	$4,513	$1,733	$(430)	$1,303

The following table presents a roll-forward of OTTI activity for the three-month periods ended March 31, 2012 and 2011 related to credit losses recognized in earnings (in thousands):

	For the Three-month Period Ended
	03/31/2012	03/31/2011
Balance, beginning of period	$10,342	$5,938
Additional charge on securities for which OTTI was not previously recognized1	229	426
Additional charge on securities for which OTTI was previously recognized1	360	1,307
Amortization of credit component of OTTI2	10	(74)
Balance, end of period	$10,941	$7,597

1	For the three-month periods ended March 31, 2012 and 2011, securities previously impaired represent all securities that were impaired prior to January 1, 2012 and 2011, respectively.
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

Although there has been improvement in the fair value of the FHLBank’s held-to-maturity securities portfolio during 2012, the fair value of a portion of this portfolio remains below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets since early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of March 31, 2012 and December 31, 2011, the FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 8.01 percent and 0.0 percent (AHP advances) to 8.01 percent, respectively. The following table presents advances summarized by year of contractual maturity as of March 31, 2012 and December 31, 2011 (in thousands):

	03/31/2012		12/31/2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$2,287,966	1.65%	$2,878,887	1.45%
Due after one year through two years	1,751,268	2.20	1,891,670	2.46
Due after two years through three years	2,278,888	2.25	1,828,334	2.87
Due after three years through four years	1,718,286	2.17	1,594,565	1.94
Due after four years through five years	1,418,151	2.04	1,662,373	2.06
Thereafter	6,989,493	1.89	6,994,666	1.96
Total par value	16,444,052	1.98%	16,850,495	2.03%
Discounts	(38,487)		(29,099)
Hedging adjustments1	532,731		573,003
TOTAL	$16,938,296		$17,394,399

1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2012 and December 31, 2011 include callable advances totaling $6,147,244,000 and $5,864,707,000, respectively. Of these callable advances, there were $6,051,327,000 and $5,811,473,000 of variable rate advances as of March 31, 2012 and December 31, 2011, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of March 31, 2012 and December 31, 2011, the FHLBank had convertible advances outstanding totaling $2,582,442,000 and $2,693,292,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of March 31, 2012 and December 31, 2011 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	03/31/2012	12/31/2011	03/31/2012	12/31/2011
Due in one year or less	$8,209,647	$8,476,239	$4,234,908	$4,983,229
Due after one year through two years	1,301,144	1,541,946	1,894,018	1,940,195
Due after two years through three years	1,682,838	1,637,945	2,245,388	1,786,459
Due after three years through four years	1,144,390	854,065	1,550,186	1,446,465
Due after four years through five years	782,498	882,386	1,214,851	1,510,873
Thereafter	3,323,535	3,457,914	5,304,701	5,183,274
TOTAL PAR VALUE	$16,444,052	$16,850,495	$16,444,052	$16,850,495

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2012 and December 31, 2011 (in thousands):

Par Value of Advances	03/31/2012	12/31/2011
Fixed rate:
Due in one year or less	$1,469,056	$1,572,998
Due after one year	8,114,759	8,254,635
Total fixed rate	9,583,815	9,827,633
Variable rate:
Due in one year or less	818,910	1,305,889
Due after one year	6,041,327	5,716,973
Total variable rate	6,860,237	7,022,862
TOTAL PAR VALUE	$16,444,052	$16,850,495

As of March 31, 2012 and December 31, 2011, 66.2 percent and 66.0 percent, respectively, of the FHLBank’s fixed rate advances were swapped to a floating rate.

NOTE 5 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which are either funded by the FHLBank through or purchased from its participating members. These mortgage loans are government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) loans and conventional residential loans credit-enhanced by participating financial institutions (PFIs). Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Portfolio: The following table presents information as of March 31, 2012 and December 31, 2011 on mortgage loans held for portfolio (in thousands):

	03/31/2012	12/31/2011
Real Estate:
Fixed rate, medium-term1, single-family mortgages	$1,466,270	$1,362,379
Fixed rate, long-term, single-family mortgages	3,704,656	3,507,500
Total unpaid principal balance	5,170,926	4,869,879
Premiums	73,678	62,223
Discounts	(6,112)	(6,694)
Deferred loan costs, net	2,159	2,327
Other deferred fees	(467)	(521)
Hedging adjustments2	9,508	9,591
Total before Allowance for Credit Losses on Mortgage Loans	5,249,692	4,936,805
Allowance for Credit Losses on Mortgage Loans	(4,203)	(3,473)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,245,489	$4,933,332

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of March 31, 2012 and December 31, 2011 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

	03/31/2012	12/31/2011
Conventional loans	$4,535,451	$4,266,847
Government-guaranteed or insured loans	635,475	603,032
TOTAL UNPAID PRINCIPAL BALANCE	$5,170,926	$4,869,879

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of March 31, 2012 and December 31, 2011, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2012 and December 31, 2011, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three-month periods ended March 31, 2012 and 2011.

Based upon the collateral held as security, its credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank has not recorded any allowance for credit losses on credit products.

As of March 31, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 16.

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
▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement obligation (CE obligation). If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based credit enhancement fees (CE fees) from the PFI; or (2) absorbed by the FHLBank. As of March 31, 2012 and December 31, 2011, the FHLBank’s exposure under the FLA was $25,203,000 and $23,792,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $1,368,000 and $804,000 as of March 31, 2012 and December 31, 2011, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of March 31, 2012 and December 31, 2011, CE obligations available to cover losses in excess of the FLA were $232,957,000 and $213,972,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	For the Three-month Period Ended
	03/31/2012	03/31/2011
Gross CE fees paid to PFIs	$1,005	$890
Performance-based CE fees recovered from PFIs	(47)	(58)
Net CE fees paid	$958	$832

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

Rollforward of Allowance for Credit Losses: As of March 31, 2012, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a roll-forward of the allowance for credit losses for the three-month period ended March 31, 2012 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2012 (in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$3,473	$0	$0	$0	$3,473
Charge-offs	(309)	0	0	0	(309)
Provision for credit losses	1,039	0	0	0	1,039
Balance, end of period	$4,203	$0	$0	$0	$4,203

Allowance for credit losses, end of period:
Individually evaluated for impairment	$0	$0	$0	$0	$0
Collectively evaluated for impairment	$4,203	$0	$0	$0	$4,203

Recorded investment1, end of period:
Individually evaluated for impairment2	$0	$0	$16,965,882	$26,932	$16,992,814
Collectively evaluated for impairment	$4,625,603	$652,460	$0	$0	$5,278,063
____________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a roll-forward of the allowance for credit losses for the three-month period ended March 31, 2011 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2011 (in thousands):

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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2012 (dollar amounts in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$27,926	$14,530	$0	$0	$42,456
Past due 60-89 days delinquent	8,800	4,260	0	0	13,060
Past due 90 days or more delinquent	23,094	8,330	0	0	31,424
Total past due	59,820	27,120	0	0	86,940
Total current loans	4,565,783	625,340	16,965,882	26,932	22,183,937
Total recorded investment	$4,625,603	$652,460	$16,965,882	$26,932	$22,270,877

Other delinquency statistics:
In process of foreclosure, included above2	$12,728	$3,582	$0	$0	$16,310
Serious delinquency rate3	0.5%	1.3%	0.0%	0.0%	0.1%
Past due 90 days or more still accruing interest	$0	$8,330	$0	$0	$8,330
Loans on non-accrual status4	$25,153	$0	$0	$0	$25,153
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
4
Loans on non-accrual status include $403,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2011 (dollar amounts in thousands):

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

The FHLBank had $5,482,000 and $4,489,000 classified as real estate owned recorded in other assets as of March 31, 2012 and December 31, 2011, respectively.

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

Consistent with Finance Agency regulation, the FHLBank enters into derivatives only to: (1) reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions; (2) achieve risk management objectives; and (3) act as an intermediary between its members and counterparties. Finance Agency regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the FHLBank’s financial management strategy.

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

Types of Derivatives: The FHLBank commonly enters into interest rate swaps (including callable and putable swaps), swaptions, and interest rate cap and floor agreements (collectively, derivatives) to reduce funding costs and to manage its exposure to interest rate risks inherent in the normal course of business. These instruments are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition. Premiums paid at acquisition are accounted for as the basis of the derivative at inception of the hedge.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2012 (in thousands):

	03/31/2012
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$7,438,804	$281,869	$7,837,984	$(530,292)	$6,469,646	$92,012	$8,807,142	$(340,435)
Interest rate caps/floors	0	0	247,000	(5,012)	97,000	(1,838)	150,000	(3,174)
Total fair value hedges	7,438,804	281,869	8,084,984	(535,304)	6,566,646	90,174	8,957,142	(343,609)

Economic hedges:
Interest rate swaps	1,230,000	3,550	1,701,320	(168,551)	370,000	(31,670)	2,561,320	(133,331)
Interest rate caps/floors	6,414,800	47,782	559,733	(224)	2,864,300	13,197	4,110,233	34,361
Mortgage delivery commitments	135,950	468	113,407	(514)	135,950	468	113,407	(514)
Total economic hedges	7,780,750	51,800	2,374,460	(169,289)	3,370,250	(18,005)	6,784,960	(99,484)

TOTAL	$15,219,554	$333,669	$10,459,444	$(704,593)	$9,936,896	$72,169	$15,742,102	$(443,093)

Total derivative fair value						$72,169		$(443,093)
Fair value of cash collateral delivered to counterparties						0		323,218
Fair value of cash collateral received from counterparties						(58,837)		(0)
NET DERIVATIVE FAIR VALUE						$13,332		$(119,875)

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

For the three-month periods ended March 31, 2012 and 2011, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	For the Three-month Period Ended
	03/31/2012	03/31/2011
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$1,988	$2,950
Interest rate caps/floors	0	(57)
Total net gain (loss) related to fair value hedge ineffectiveness	1,988	2,893

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	12,109	18,903
Interest rate caps/floors	(5,163)	(7,593)
Net interest settlements	(8,461)	(11,365)
Mortgage delivery commitments	(404)	148
Intermediary transactions:
Interest rate swaps	(4)	(9)
Interest rate caps/floors	0	0
Total net gain (loss) related to derivatives not designated as hedging instruments	(1,923)	84

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$65	$2,977

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended March 31, 2012 and 2011, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	For the Three-month Period Ended
	03/31/2012				03/31/2011
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$44,118	$(43,127)	$991	$(48,122)	$76,216	$(75,607)	$609	$(67,436)
Consolidated obligation bonds	(28,831)	29,828	997	39,164	(55,558)	57,955	2,397	53,562
Consolidated obligation discount notes	113	(113)	0	6	(682)	569	(113)	839
TOTAL	$15,400	$(13,412)	$1,988	$(8,952)	$19,976	$(17,083)	$2,893	$(13,035)

1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three-month periods ended March 31, 2012 and 2011 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2012, no amounts relating to hedging activities remain in AOCI.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $30,005,000 and $30,135,000 as of March 31, 2012 and December 31, 2011, respectively. The counterparty was the same each period.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	03/31/2012	12/31/2011
Total net exposure at fair value1	$72,169	$40,619
Cash collateral held	(58,837)	(26,581)
Net positive exposure after cash collateral	13,332	14,038
Other collateral2	(1,327)	(1,825)
NET EXPOSURE AFTER COLLATERAL	$12,005	$12,213

1	Includes net accrued interest receivable of $29,108,000 and $3,700,000 as of March 31, 2012 and December 31, 2011, respectively.
2
Collateral held with respect to derivatives with members which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position as of March 31, 2012 and December 31, 2011 was $442,355,000 and $483,294,000, respectively, for which the FHLBank has posted collateral with a fair value of $323,218,000 and $343,706,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $90,392,000 and $112,037,000 of collateral to its derivative counterparties as of March 31, 2012 and December 31, 2011.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits.” The following table details the types of deposits held by the FHLBank as of March 31, 2012 and December 31, 2011 (in thousands):

	03/31/2012	12/31/2011
Interest-bearing:
Demand	$239,481	$156,345
Overnight	1,586,900	799,400
Term	12,500	2,700
Total interest-bearing	1,838,881	958,445

Non-interest-bearing:
Demand	444	348
Other	50,583	38,578
Total non-interest-bearing	51,027	38,926
TOTAL DEPOSITS	$1,889,908	$997,371

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2012 and December 31, 2011 (in thousands):

	03/31/2012		12/31/2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,686,300	1.38%	$5,211,300	1.23%
Due after one year through two years	3,737,000	1.75	4,151,000	1.76
Due after two years through three years	2,079,200	2.14	1,757,200	2.48
Due after three years through four years	934,750	2.14	1,172,500	2.00
Due after four years through five years	1,603,250	2.73	1,302,500	2.73
Thereafter	6,335,150	3.11	6,050,900	3.47
Total par value	19,375,650	2.24%	19,645,400	2.29%
Premium	54,030		51,199
Discount	(6,929)		(7,272)
Hedging adjustments1	175,358		205,156
TOTAL	$19,598,109		$19,894,483

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2012 and December 31, 2011 includes callable bonds totaling $7,813,000,000 and $7,599,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and MPF mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2012 and December 31, 2011 (in thousands):

Year of Maturity or Next Call Date	03/31/2012	12/31/2011
Due in one year or less	$11,414,300	$11,615,300
Due after one year through two years	4,467,000	4,946,000
Due after two years through three years	1,529,200	1,191,200
Due after three years through four years	427,750	350,500
Due after four years through five years	638,250	567,500
Thereafter	899,150	974,900
TOTAL PAR VALUE	$19,375,650	$19,645,400

The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2012 and December 31, 2011 (in thousands):

	03/31/2012	12/31/2011
Fixed rate	$14,222,650	$13,697,400
Variable rate	2,645,000	3,780,000
Step ups/step downs	2,372,000	1,920,000
Range bonds	136,000	248,000
TOTAL PAR VALUE	$19,375,650	$19,645,400

As of March 31, 2012 and December 31, 2011, 44.4 percent and 42.9 percent, respectively, of the FHLBank’s fixed rate consolidated bonds were swapped to a floating rate, and 84.6 percent and 72.3 percent, respectively, of the FHLBank’s variable rate consolidated bonds were swapped to a different variable rate index/spread.

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rates
March 31, 2012	$10,187,856	$10,188,770	0.07%

December 31, 2011	$10,251,108	$10,251,723	0.03%

As of March 31, 2012 and December 31, 2011, 1.1 percent and 1.0 percent, respectively, of the FHLBank’s fixed rate consolidated discount notes were swapped to a floating rate.

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

The following table details the change in the AHP liability for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	For the Three-month Period Ended
	03/31/2012	03/31/2011
Appropriated and reserved AHP funds as of the beginning of the period	$31,392	$39,226
AHP set aside based on current year income	3,502	2,686
Direct grants disbursed	(5,328)	(4,237)
Recaptured funds1	39	50
Appropriated and reserved AHP funds as of the end of the period	$29,605	$37,725

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

NOTE 11 – RESOLUTION FUNDING CORPORATION (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in each FHLBank’s June 30, 2011 financial statements. The FHLBanks entered into a Joint Capital Enhancement (JCE) Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 12 for further discussion regarding establishment of a separate restricted retained earnings account and the JCE Agreement.

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

The following table details the change in the REFCORP liability for the three-month period ended March 31, 2011 (in thousands):

For the Three-month Period Ended
03/31/2011
REFCORP obligation as of the beginning of the period	$8,014
REFCORP assessments	6,030
REFCORP payments	(8,014)
REFCORP obligation as of the end of the period	$6,030

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2012 and December 31, 2011 (in thousands):

	03/31/2012		12/31/2011
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$220,102	$1,198,835	$227,407	$1,193,058
Total regulatory capital-to-asset ratio	4.0%	5.3%	4.0%	5.2%
Total regulatory capital	$1,347,731	$1,771,135	$1,327,607	$1,737,657
Leverage capital ratio	5.0%	7.0%	5.0%	7.0%
Leverage capital	$1,684,663	$2,370,552	$1,659,509	$2,334,185

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

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three-month periods ended March 31, 2012 and 2011 (in thousands):

	For the Three-month Period Ended
	03/31/2012	03/31/2011
Balance at beginning of period	$8,369	$19,550
Capital stock subject to mandatory redemption reclassified from equity during the period	69,626	78,118
Redemption or repurchase of mandatorily redeemable capital stock during the period	(69,987)	(80,854)
Stock dividend classified as mandatorily redeemable capital stock during the period	13	52
Balance at end of period	$8,021	$16,866

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2012 and December 31, 2011 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	03/31/2012	12/31/2011
Year 1	$0	$0
Year 2	760	0
Year 3	0	769
Year 4	303	303
Year 5	0	0
Past contractual redemption date due to remaining activity1	6,958	7,297
TOTAL	$8,021	$8,369

1
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in AOCI for the three-month periods ended March 31, 2012 and 2011 (in thousands):

	For the Three-month Period Ended
	03/31/2012			03/31/2011
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(23,759)	$(4,082)	$(27,841)	$(19,291)	$(3,381)	$(22,672)
Current period other comprehensive income (loss)	(2,506)	126	(2,380)	1,652	89	1,741
Balance at end of period	$(26,265)	$(3,956)	$(30,221)	$(17,639)	$(3,292)	$(20,931)

NOTE 14 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three-month periods ended March 31, 2012 and 2011 were (in thousands):

	For the Three-Month Period Ended
	03/31/2012	03/31/2011
Service cost	$176	$106
Interest cost	111	118
Amortization of net loss	126	89
NET PERIODIC POSTRETIREMENT BENEFIT COST	$413	$313

NOTE 15 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of March 31, 2012 and December 31, 2011. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2012 and December 31, 2011.

Subjectivity of Estimates: Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of March 31, 2012 and December 31, 2011 are summarized in the following tables (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$499,486	$499,486	$499,486	$0	$0	$0
Interest-bearing deposits	169	169	0	169	0	0
Federal funds sold and securities purchased under agreements to resell	2,315,000	2,315,000	0	2,315,000	0	0
Trading securities	3,651,675	3,651,675	0	3,651,675	0	0
Held-to-maturity securities	4,890,324	4,895,020	0	4,135,023	759,997	0
Advances	16,938,296	17,084,915	0	17,084,915	0	0
Mortgage loans held for portfolio, net of allowance	5,245,489	5,492,034	0	5,492,034	0	0
Accrued interest receivable	75,600	75,600	0	75,600	0	0
Derivative assets	13,332	13,332	0	333,669	0	(320,337)
Liabilities:
Deposits	1,889,908	1,889,908	0	1,889,908	0	0
Consolidated obligation discount notes	10,187,856	10,187,671	0	10,187,671	0	0
Consolidated obligation bonds	19,598,109	19,837,944	0	19,837,944	0	0
Mandatorily redeemable capital stock	8,021	8,021	8,021	0	0	0
Accrued interest payable	99,078	99,078	0	99,078	0	0
Derivative liabilities	119,875	119,875	0	704,593	0	(584,718)
Other Asset (Liability):
Standby letters of credit	(1,217)	(1,217)	0	(1,217)	0	0
Standby bond purchase agreements	86	5,883	0	5,883	0	0

	12/31/2011
	Carrying Value	Fair Value
Assets:
Cash and due from banks	$116,041	$116,041
Interest-bearing deposits	42	42
Federal funds sold	1,040,000	1,040,000
Trading securities	4,559,163	4,559,163
Held-to-maturity securities	4,977,332	4,967,585
Advances	17,394,399	17,564,068
Mortgage loans held for portfolio, net of allowance	4,933,332	5,184,775
Accrued interest receivable	85,666	85,666
Derivative assets	14,038	14,038
Liabilities:
Deposits	997,371	997,371
Consolidated obligation discount notes	10,251,108	10,250,885
Consolidated obligation bonds	19,894,483	20,195,131
Mandatorily redeemable capital stock	8,369	8,369
Accrued interest payable	96,237	96,237
Derivative liabilities	140,213	140,213
Other Asset (Liability):
Standby letters of credit	(1,401)	(1,401)
Standby bond purchase agreements	384	2,788

Fair Value Hierarchy: The FHLBank records trading securities, derivative assets and derivative liabilities at fair value on a recurring basis and on occasion, certain private-label MBS/ABS and non-financial assets on a non-recurring basis. The fair value hierarchy requires the FHLBank to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability. The FHLBank must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or non-recurring basis.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
▪	Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the FHLBank can access on the measurement date.
▪
Level 2 Inputs – Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets and liabilities in active markets; (2) quoted prices for similar assets and liabilities in markets that are not active or in which little information is released publicly; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted internals, volatilities and prepayment speeds); and (4) inputs that are derived principally from or corroborated by observable market data (e.g., implied spreads).

▪	Level 3 Inputs – Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair value measurement of such asset or liability.

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three-month periods ended March 31, 2012 and 2011.

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

Securities Purchased Under Agreements to Resell: The balance is comprised of overnight collateralized borrowings. The recorded book value approximates fair value.

Investment Securities – non-MBS: The fair values of short-term non-MBS investments are determined using an income approach based on the LIBOR swap interest rate curve, adjusted for a spread, which may be based on unobservable information. Differing spreads may be applied to distinct term points along the discount curve in determining the fair values of instruments with varying maturities.

For non-MBS long-term (as determined by original issuance date) securities, the FHLBank obtains prices from up to four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices described below does not discard available information.

Recently, the FHLBank conducted reviews of the four pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies and control procedures. The FHLBank’s review process includes obtaining available vendors’ independent auditors’ reports regarding the internal controls over their valuation process, although the availability of pertinent reports varies by vendor.

The FHLBank utilizes a valuation technique for estimating the fair values of non-MBS long-term securities as follows:
▪
The FHLBank’s valuation technique first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices were received, the average of the two prices is used; and if one price was received, it was used subject to some type of validation.

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

As of March 31, 2012, four vendor prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for substantially all of those securities were computed by averaging the four prices. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

Investment Securities – MBS/ABS: For MBS/ABS securities, the FHLBank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data (certain inputs are actively quoted and can be validated to external sources). Since many MBS/ABS are not traded on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices does not discard available information.

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings as of March 31, 2012 for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

As of March 31, 2012, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for substantially all of those securities were computed by averaging the four prices. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the recurring and non-recurring fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2012 and December 31, 2011.

Advances: The fair values of advances are determined by calculating the present values of the expected future cash flows from the advances, excluding the amount of accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with Finance Agency regulations, an advance with a maturity or repricing period great than six months requires a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the fair value of an advance does not assume prepayment risk.

The inputs used to determine the fair values of advances are as follows:

1.
CO Curve and LIBOR Curve. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The CO Curve is used for fixed rate callable and non-callable advances. The LIBOR Curve is used for variable rate advances and certain fixed rate advances with other optionality.

2.
Volatility assumption. To estimate the fair values of advances with optionality, the FHLBank uses market-based expectations of future interest rate volatility implied from current market prices for similar options.

3.	Spread adjustment. Represents an adjustment to the CO Curve or LIBOR Curve.

Mortgage Loans Held for Portfolio: Fair values are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Commitments to Extend Credit: The fair values of the FHLBank’s commitments to extend credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate mortgage loan commitments, fair value also considers any difference between current levels of interest rates and the committed rates. Certain mortgage loan purchase commitments are recorded as derivatives at their fair values. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. There were no outstanding commitments relating to this product as of March 31, 2012 and December 31, 2011.

Accrued Interest Receivable and Payable: The fair values approximate the recorded book balances.

Derivative assets/liabilities: The FHLBank bases the fair values of derivatives on instruments with similar terms or available market prices, when available. However, active markets do not exist for many of the FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk in derivative transactions because of the potential nonperformance by the derivative counterparties. To mitigate this risk, the FHLBank enters into master netting agreements for derivative agreements with highly-rated institutions. In addition, the FHLBank has entered into bilateral security agreements with all active derivative dealer counterparties. These agreements provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and its own credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives.

The fair values of the FHLBank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The derivative fair values are netted by counterparty pursuant to the provisions of the master netting agreements. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The discounted cash flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
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

Consolidated Obligations: The fair values for consolidated obligation bonds and discount notes are determined by using internal valuation models and inputs based on the cost of raising comparable term debt. Fixed rate consolidated obligations that do not contain options are discounted using a replacement rate based on the CO Curve. Variable rate consolidated obligations that do not contain options are discounted using LIBOR. Consolidated obligations that contain optionality are valued using estimates of future interest rate volatility and discounted using LIBOR.

Mandatorily Redeemable Capital Stock: The fair value of capital stock subject to mandatory redemption is generally at par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. The FHLBank’s dividends are declared and paid at each quarter end; therefore, fair value equaled par value as of the end of the periods presented. Stock can only be acquired by members at par value and redeemed or repurchased at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

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

Fair Value Measurements: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of March 31, 2012 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements – Assets:
Trading securities:
Commercial paper	$199,978	$0	$199,978	$0	$0
Certificates of deposit	594,802	0	594,802	0	0
TLGP2 obligations	491,894	0	491,894	0	0
Government-sponsored enterprise obligations3,4	2,039,774	0	2,039,774	0	0
U.S obligation residential MBS5	1,352	0	1,352	0	0
Government-sponsored enterprise residential MBS6	323,875	0	323,875	0	0
Total trading securities	3,651,675	0	3,651,675	0	0

Derivative assets:
Interest-rate related	12,864	0	333,201	0	(320,337)
Mortgage delivery commitments	468	0	468	0	0
Total derivative assets	13,332	0	333,669	0	(320,337)

TOTAL RECURRING FAIR VALUE MEASUREMENTS – ASSETS	$3,665,007	$0	$3,985,344	$0	$(320,337)

Recurring fair value measurements – Liabilities:
Derivative liabilities:
Interest-rate related	$119,361	$0	$704,079	$0	$(584,718)
Mortgage delivery commitments	514	0	514	0	0
Total derivative liabilities	119,875	0	704,593	0	(584,718)

TOTAL RECURRING FAIR VALUE MEASUREMENTS – LIABILITIES	$119,875	$0	$704,593	$0	$(584,718)

Nonrecurring fair value measurements – Assets:
Held-to-maturity securities7:
Private-label residential MBS	$39,373	$0	$0	$39,373	$0
Real estate owned8	2,091	0	0	2,091	0

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS – ASSETS	$41,464	$0	$0	$41,464	$0

1
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

2	Represents corporate debentures guaranteed by FDIC under the TLGP.
3
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

4	See Note 18 for transactions with other FHLBanks.
5	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
6	Represents MBS issued by Fannie Mae and Freddie Mac.
7	Excludes impaired securities with carrying values less than their fair values at date of impairment.
8	Includes real estate owned written down to fair value during the quarter ended March 31, 2012 and still outstanding as of March 31, 2012.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of December 31, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements – Assets:
Trading securities:
Commercial paper	$599,482	$0	$599,482	$0	$0
Certificates of deposit	1,019,520	0	1,019,520	0	0
TLGP2 obligations	494,236	0	494,236	0	0
Government-sponsored enterprise obligations3,4	2,098,844	0	2,098,844	0	0
U.S obligation residential MBS5	1,380	0	1,380	0	0
Government-sponsored enterprise residential MBS/ABS6	345,701	0	345,701	0	0
Total trading securities	4,559,163	0	4,559,163	0	0

Derivative assets:
Interest-rate related	13,195	0	343,162	0	(329,967)
Mortgage delivery commitments	843	0	843	0	0
Total derivative assets	14,038	0	344,005	0	(329,967)

TOTAL RECURRING FAIR VALUE MEASUREMENTS – ASSETS	$4,573,201	$0	$4,903,168	$0	$(329,967)

Recurring fair value measurements – Liabilities:
Derivative liabilities:
Interest-rate related	$140,213	$0	$769,004	$0	$(628,791)

TOTAL RECURRING FAIR VALUE MEASUREMENTS – LIABILITIES	$140,213	$0	$769,004	$0	$(628,791)

Nonrecurring fair value measurements – Assets:
Held-to-maturity securities7:
Private-label residential MBS	$10,453	$0	$0	$10,453	$0
Real estate owned8	1,067	0	0	1,067	0

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS – ASSETS	$11,520	$0	$0	$11,520	$0

1
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.

2	Represents corporate debentures guaranteed by FDIC under the TLGP.
3
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

4	See Note 18 for transactions with other FHLBanks.
5	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
6	Represents MBS issued by Fannie Mae and Freddie Mac.
7	Excludes impaired securities with carrying values less than their fair values at date of impairment.
8	Includes real estate owned written down to fair value during the quarter ended December 31, 2011 and still outstanding as of December 31, 2011.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $628,451,045,000 and $661,970,528,000 as of March 31, 2012 and December 31, 2011, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of March 31, 2012, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2012 and December 31, 2011, off-balance sheet commitments were as follows (in thousands):

	03/31/2012			12/31/2011
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total

Standby letters of credit outstanding	$2,561,996	$31,377	$2,593,373	$2,728,450	$29,777	$2,758,227
Commitments for standby bond purchases	575,494	1,062,593	1,638,087	99,737	1,438,939	1,538,676
Commitments to fund or purchase mortgage loans	249,358	0	249,358	119,945	0	119,945

Commitments to issue consolidated bonds, at par	913,000	0	913,000	160,000	0	160,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2012, outstanding standby letters of credit had original terms of 9 days to 10 years with a final expiration in 2020. As of December 31, 2011, outstanding standby letters of credit had original terms of 5 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,217,000 and $1,401,000 as of March 31, 2012 and December 31, 2011, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. As of March 31, 2012, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. As of December 31, 2011, the total commitments for bond purchases were with the same two in-district state housing authorities. The FHLBank was not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2012 and 2011.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $(46,000) and $843,000 as of March 31, 2012 and December 31, 2011, respectively. With one particular MPF product, the member originates mortgage loans as an agent for the FHLBank, and the FHLBank provides funds to close the mortgage loans. The commitments that unconditionally obligate the FHLBank to fund the mortgage loans related to this product are not considered derivatives. There were no outstanding commitments for this product as of March 31, 2012.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: As of March 31, 2102 and December 31, 2011, no members owned more than 10 percent of FHLBank regulatory capital stock.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of March 31, 2012 and December 31, 2011 for members that had an officer or director serving on the FHLBank’s board of directors in 2012 or 2011 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

03/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total	Total Capital Stock Par Value	Percent Of Total Capital Stock
Girard National Bank	KS	$1,028	0.2%	$3,199	0.4%	$4,227	0.3%
Vision Bank, NA	OK	3,761	0.7	52	0.0	3,813	0.3
FirstBank	CO	3,265	0.6	52	0.0	3,317	0.3
Golden Belt Bank, FSA	KS	1,436	0.2	1,843	0.2	3,279	0.2
First State Bank	NE	1,300	0.2	891	0.1	2,191	0.2
NebraskaLand National Bank	NE	1,648	0.3	478	0.1	2,126	0.2
Morgan Federal Bank	CO	902	0.1	1,134	0.2	2,036	0.1
Citizens Bank & Trust Co.	OK	928	0.1	51	0.0	979	0.1
Bankers Bank of Kansas, NA	KS	270	0.1	2	0.0	272	0.0
TOTAL		$14,538	2.5%	$7,702	1.0%	$22,240	1.7%

12/31/2011
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total	Total Capital Stock Par Value	Percent Of Total Capital
Girard National Bank	KS	$995	0.2%	$3,204	0.4%	$4,199	0.3%
Vision Bank, NA	OK	3,757	0.7	53	0.0	3,810	0.3
FirstBank	CO	3,260	0.6	55	0.0	3,315	0.3
Golden Belt Bank, FSA	KS	1,376	0.2	1,886	0.3	3,262	0.2
First State Bank	NE	955	0.2	1,228	0.2	2,183	0.2
Morgan Federal Bank	CO	896	0.2	1,130	0.1	2,026	0.1
Security State Bank	NE	279	0.0	1,663	0.2	1,942	0.1
Citizens Bank & Trust Co.	OK	927	0.2	51	0.0	978	0.1
Bankers Bank of Kansas, NA	KS	270	0.0	1	0.0	271	0.0
TOTAL		$12,715	2.3%	$9,271	1.2%	$21,986	1.6%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of March 31, 2012 and December 31, 2011 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	03/31/2012		12/31/2011		03/31/2012		12/31/2011
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Girard National Bank	$38,120	0.2%	$38,609	0.2%	$2,556	0.2%	$3,149	0.3%
Vision Bank, NA	18,084	0.1	18,169	0.1	94	0.0	95	0.0
FirstBank	0	0.0	0	0.0	218	0.0	98	0.0
Golden Belt Bank, FSA	10,930	0.1	10,974	0.1	2,837	0.2	2,347	0.3
First State Bank	27,905	0.2	30,914	0.2	114	0.0	117	0.0
NebraskaLand National Bank	11,000	0.1			51	0.0
Morgan Federal Bank	14,300	0.1	14,933	0.1	666	0.0	2,071	0.2
Citizens Bank & Trust Co	2,000	0.0	2,000	0.0	123	0.0	127	0.0
Bankers Bank of Kansas, NA	1,975	0.0	1,975	0.0	11	0.0	9	0.0
Security State Bank			5,792	0.0			2,134	0.2
TOTAL	$124,314	0.8%	$123,366	0.7%	$6,670	0.4%	$10,147	1.0%

The following table presents mortgage loans funded or acquired during the three-month periods ended March 31, 2012 and 2011 for members that had an officer or director serving on the FHLBank’s board of directors in 2012 or 2011 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	For the Three-month Period Ended
	03/31/2012		03/31/2011
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
Girard National Bank	$7,410	1.2%	$6,437	1.6%
Vision Bank, NA	0	0.0	0	0.0
FirstBank	22,012	3.6	0	0.0
Golden Belt Bank, FSA	6,717	1.1	4,710	1.1
First State Bank	3,387	0.6	0	0.0
NebraskaLand National Bank	2,789	0.4
Morgan Federal Bank	1,573	0.2	1,498	0.4
Citizens Bank & Trust Co.	0	0.0	359	0.1
Bankers Bank of Kansas, NA	0	0.0	0	0.0
Security State Bank			10,079	2.5
TOTAL	$43,888	7.1%	$23,083	5.7%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three-month periods ended March 31, 2012 and 2011 (in thousands). All transactions occurred at market prices.

	For the Three-month Period Ended
Business Activity	03/31/2012	03/31/2011
Average overnight interbank loan balances to other FHLBanks1	$3,407	$2,500
Average overnight interbank loan balances from other FHLBanks1	4,495	1,889
Average deposit balance with FHLBank of Chicago for shared expense transactions2	102	57
Average deposit balance with FHLBank of Chicago for MPF transactions2	25	24
Transaction charges paid to FHLBank of Chicago for transaction service fees3	654	549
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	0	0

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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $126,770,000 and $127,389,000 as of March 31, 2012 and December 31, 2011, respectively, are included in the non-MBS GSE obligations totals presented in Note 3; all were purchased prior to 2009. Interest income earned on these securities totaled $1,395,000 and $1,395,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with the interim financial statements and notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2011. Our MD&A includes the following sections:
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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides limited other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings or when members sell additional mortgage loans to us. At our discretion, we may repurchase excess capital stock from time to time if a member’s advances or mortgage loan balances decline. We believe it is important to manage our business and the associated risks so that we can always meet the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs through the offering of advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay appropriate dividends.

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	03/31/2012	12/31/2011	09/30/2011	06/30/2011	03/31/2011
Statement of Condition (as of period end):
Total assets	$33,693,268	$33,190,182	$36,089,351	$35,825,690	$38,015,855
Investments1	10,857,168	10,576,537	12,301,924	13,100,219	15,543,828
Advances	16,938,296	17,394,399	17,017,649	17,632,682	17,778,883
Mortgage loans, net2	5,245,489	4,933,332	4,794,443	4,571,115	4,481,129
Total liabilities	31,960,375	31,488,735	34,378,282	34,083,725	36,275,603
Deposits	1,889,908	997,371	2,201,013	1,747,580	1,960,477
Consolidated obligation bonds, net3	19,598,109	19,894,483	20,380,300	22,105,848	21,302,171
Consolidated obligation discount notes, net3	10,187,856	10,251,108	11,505,916	9,785,708	12,558,285
Total consolidated obligations, net3	29,785,965	30,145,591	31,886,216	31,891,556	33,860,456
Mandatorily redeemable capital stock	8,021	8,369	10,768	13,535	16,866
Total capital	1,732,893	1,701,447	1,711,069	1,741,965	1,740,252
Capital stock	1,337,242	1,327,827	1,359,051	1,377,615	1,391,971
Total retained earnings	425,872	401,461	376,863	386,529	369,212
Accumulated other comprehensive income (loss)	(30,221)	(27,841)	(24,845)	(22,179)	(20,931)

Statement of Income (for the quarterly period ended):
Net interest income	58,338	56,154	60,442	54,899	59,431
Provision for credit losses on mortgage loans	1,039	(178)	327	344	565
Other income (loss)	(8,844)	(9,048)	(49,615)	(7,190)	(12,685)
Other expenses	13,450	12,096	13,051	15,081	13,343
Income (loss) before assessments	35,005	35,188	(2,551)	32,284	32,838
Assessments	3,502	3,520	(250)	8,447	8,716
Net income (loss)	31,503	31,668	(2,301)	23,837	24,122

Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash4	70	69	87	68	138
Dividends paid in stock4	7,022	7,001	7,278	6,452	6,526
Class A Stock dividend rate	0.25%	0.25%	0.25%	0.40%	0.40%
Class B Stock dividend rate	3.50%	3.50%	3.50%	3.00%	3.00%
Weighted average dividend rate5	2.12%	2.12%	2.10%	1.87%	1.89%
Dividend payout ratio6	22.51%	22.33%	N/A	27.36%	27.63%
Return on average equity	7.31%	7.47%	(0.52)%	5.43%	5.52%
Return on average assets	0.38%	0.37%	(0.02)%	0.25%	0.25%
Average equity to average assets	5.16%	4.89%	4.76%	4.68%	4.58%
Net interest margin7	0.70%	0.66%	0.66%	0.59%	0.63%
Total capital ratio8	5.14%	5.13%	4.74%	4.86%	4.58%
Regulatory capital ratio9	5.26%	5.24%	4.84%	4.96%	4.68%
Ratio of earnings to fixed charges10	1.50	1.47	0.97	1.40	1.39

__________
1	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $4,203,000, $3,473,000, $3,613,000, $3,420,000 and $3,099,000 as of March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $14,000, $22,000, $48,000, $50,000 and $54,000 as of March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively.

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

Net income for the three-month period ended March 31, 2012 was $31.5 million compared to $24.1 million for the three-month period ended March 31, 2011. The increase was primarily attributable to the following:
▪	$1.1 million decrease in net interest income (decrease income);
▪	$1.1 million decrease in net other-than-temporary impairment losses on held-to-maturity securities (increase income);
▪	$5.6 million increase related to net gain (loss) on trading securities (increase income);
▪	$2.9 million decrease related to net gain (loss) on derivatives and hedging activities (decrease income); and
▪	$5.2 million decrease in total assessments (increase income).

As indicated above, the largest factors affecting net income for the three-month period ended March 31, 2012 compared to the same period in 2011 were the positive impact of a smaller net loss related to the change in market value of trading securities and the decrease in total assessments. These were partially offset by the negative impact of a smaller net gain related to derivatives and hedging activities. The decrease in total assessments is related the satisfaction of our Resolution Funding Corporation (REFCORP) obligation in June 2011 as discussed in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” Tables 8 and 9 and the discussion in both “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 demonstrate and explain in more detail the fluctuations in Other Income (Loss).

Net interest income, which does not include the above mentioned market value fluctuations for trading securities and derivatives, has proven to be relatively stable over the past five quarters even with the market interest rate volatility during this time and despite total assets decreasing $4.3 billion from March 31, 2011 to March 31, 2012. This is due to improvements in net interest spread and margin during the same time period.

The overall increase in total assets from December 31, 2011 to March 31, 2012 was primarily due to increases in securities purchased under agreements to resell (i.e., reverse repurchase agreements), cash in our non-earning Federal Reserve Bank account and mortgage loans held for portfolio that were partially offset by decreases in our money market investment portfolio (Federal funds sold, marketable certificates of deposit, bank notes and commercial paper) and advances (see Table 16). A majority of the decline in advances was due to repayment of advances spread across our borrowers with most of the decline in our line of credit product. The deleveraging occurring in the financial services industry along with high levels of deposit balances continues to be the main contributing factor to our decline in advance balances.

Our investment portfolio increased from December 31, 2011 to March 31, 2012 due to an increase in securities purchased under agreements to resell (reverse repurchase agreements) that was partially offset by a decrease in short-term money market securities. This decrease in money market investments that occurred during the first quarter of 2012 was largely a result of conscious decisions by management to: (1) further reduce exposure to unsecured investments with counterparties in Europe and below certain credit ratings thresholds (single-A or below); and (2) achieve targeted levels of total assets. Additionally, the composition of the remaining non-mortgage investments has changed as management decreased purchases of unsecured foreign investments in favor of GSE debentures and increased the use of secured reverse repurchase transactions. The increase in mortgage loans is due to an increase in the number of loans being sold into the MPF Program by existing PFIs and, to a lesser extent, an increase in the number of members using the MPF Program as an outlet for their mortgage originations.

On the liability side of the balance sheet, consolidated obligation bonds and discount notes did not increase despite an increase in total assets for the period primarily because of the increase in member deposits from December 31, 2011 to March 31, 2012.

Dividend rates for the first quarter of 2012 for Class A Common Stock were lower than dividend rates for the first quarter of 2011 as management lowered the rate to be comparable to short-term market yields. For Class B Common Stock, however, dividends were increased. The current level of dividends paid in a period is normally determined based upon a spread to the average overnight Federal funds effective rate (see Table 2) and may not correlate with the amount of net income (loss) during the period because of fluctuations in derivative values and trading securities gains (losses) for the period, which are typically not considered during the determination of dividend rates. However, because the adequacy of retained earnings, as reported in accordance with accounting principles generally accepted in the United States of America (GAAP), is considered in setting the level of our quarterly dividends, the gain (loss) on derivatives and trading securities plays a factor in setting the level of our quarterly dividends. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding dividend payments.

Financial Market Trends
The primary external factors that affect our net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	03/31/2012 Three-month Average	03/31/2011 Three-month Average	03/31/2012 Ending Rate	12/31/2011 Ending Rate	03/31/2011 Ending Rate
Overnight Federal funds effective/target rate1	0.11%	0.16%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.06	0.12	0.07	0.01	0.08
3-month LIBOR1	0.51	0.31	0.47	0.58	0.30
2-year U.S. Treasury note1	0.28	0.68	0.33	0.25	0.78
5-year U.S. Treasury note1	0.89	2.11	0.99	0.85	2.20
10-year U.S. Treasury note1	2.02	3.44	2.14	1.88	3.43
30-year residential mortgage note rate2	4.10	4.89	4.16	4.07	4.92
_________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the quarterly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its April 25, 2012 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent. The FOMC retained its guidance that it expected that economic conditions “... are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014.” This guidance was added initially in its January 25, 2012 statement and preserved in the March 13, 2012 statement. The April 25, 2012 statement positively noted that it expected “... economic growth to remain moderate over coming quarters and then to pick up gradually” and recognized improvement in labor market conditions. While recognizing a decline in the unemployment rate, the committee stated the rate remains “elevated.” Recognizing renewed concerns surrounding Europe, the FOMC also reintroduced its warning that “strains in the global financial markets continue to pose significant downside risks to the economic outlook” and also noted continued weakness in the housing sector despite “some signs of improvement.” The FOMC recognized recent increases in inflation, which it attributed mainly to higher prices of crude oil and gasoline, but noted that “... longer-term inflation expectations have remained stable.” Although no further plans for additional quantitative easing operations were announced at the April 25, 2012 meeting, the FOMC continued to appear to signal the potential for additional quantitative easing by saying that it is prepared to adjust its securities holdings as needed to encourage a “stronger economic recovery in a context of price stability.” The FOMC will continue “Operation Twist,” announced in its September 21, 2011 statement (see additional discussion below), and its previous policies of reinvesting principal payments from its Agency debenture debt and Agency MBS holdings back into Agency MBS and of rolling maturing U.S. Treasury securities at auction. In April 2012 economic projections, released concurrently with the April 25, 2012 FOMC statement, Federal Reserve Board Members and Federal Reserve Bank Presidents increased projections for economic growth for 2012 but reduced growth projections for 2013 and 2014, reduced projections for the unemployment rate, and increased projections for inflation. In April 2012, a majority of FOMC participants did not project raising the target rate until 2014 or later. However, the number of participants that believed the appropriate time for increasing the target rate after 2014 declined from the January projections and there continued to be a stable number of participants that believed that appropriate time for increasing the target rate was 2012 or 2013. The majority of the participants believed that over the longer run four percent or greater was the appropriate level for the target Federal funds rate.

The three-month LIBOR rate declined from December 30, 2011 to March 30, 2012 after increasing, albeit in relatively small increments, in the third quarter of 2011 through early January of 2012 likely reflecting the financial turmoil in Europe. The rate peaked in early January 2012 when it began small declines throughout much of the first quarter of 2012 and into the second quarter of 2012 as concerns surrounding the European debt crisis lessened and European responses to the crisis seemed to have reduced short-term funding pressures for financial institutions establishing the rate. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR. Imbalances in the mix of these assets and liabilities results in exposure to basis risk which can negatively or positively impact net interest income. For additional discussion of basis risk see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” While other short-term rates such as those for U.S. Treasury bills, repo rates and our consolidated obligation discount notes have remained relatively low, they have increased from the end of 2011 likely driven primarily by seasonal increases in U.S. Treasury issuance and increased supply of shorter-term U.S. Treasuries sold as a part of the FOMC’s Operation Twist.

As mentioned above, while still relatively low, short-term U.S. Treasury rates increased off of the extremely low levels at the end of 2011 reflecting increased supply. The long-term portion of the U.S. Treasury rate curve (two-year and beyond) declined sharply in August 2011 following the debt ceiling crisis and subsequent Standard & Poor’s (S&P) downgrade of the U.S. government’s sovereign rating. Much of this decline in interest rates, especially for terms of five years or greater, took place in the third quarter of 2011. The decrease in longer-term U.S. Treasury rates appears to have been in response to economic data that showed slowdown in economic growth, a continued stagnant housing market, persistently high unemployment and flight-to-quality demand resulting from the European sovereign debt crisis and other international economic and geopolitical events. These low rates generally persisted through January 2012. However, as economic data showed consistent improvement and European concerns lessened, rates began increasing modestly in February 2012 and increased significantly following the March 13, 2012 FOMC meeting as the market reacted to the FOMC’s silence on any additional rounds of quantitative easing or extension of Operation Twist. Recently, however, rates have declined again, although not to the lows seen in January 2012, in response to disappointing employment data and renewed European concerns. The shape of the yield curve has steepened from December 31, 2011 to March 31, 2012. During this period of time, the spread between the two-year U.S. Treasury note and the 10-year U.S. Treasury note and the two-year U.S. Treasury note and the 30-year U.S. Treasury bond increased by 24.3 basis points (bps) and 35.2 bps, respectively, likely reflecting the market’s improved outlook for economic growth and the decreased probability given by the market of additional rounds of quantitative easing. The curve flattened somewhat in April 2012 reflecting the market’s disappointment with employment data and renewed European concerns. The weaker employment data also increases the probability of additional actions taken by the FOMC which could result in lower rates. When the economy improves and the Federal Reserve ends its purchases of U.S. Treasury bonds, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates. Because we issue debt at a spread above U.S. Treasury securities, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of long-term advances to our members.

Other factors impacting FHLBank consolidated obligations:
Despite several adverse ratings actions in 2011, investors continue to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile, even after the ratings downgrade in August 2011, at least partially due to the implicit support from the U.S. government. This has resulted in consistent investor demand for FHLBank discount notes and short-term bonds. Because of this demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained low throughout the first quarter of 2012. However, while remaining relatively low, yields on discount notes increased from December 31, 2011 to March 31, 2012 primarily due to: (1) an increase in supply of competing instruments, such as U.S. Treasury bills, repos and short-term U.S. Treasury securities sold as a part of Operation Twist; (2) lessened concerns from international economic and geopolitical events, particularly the European sovereign debt crisis; and (3) improving U.S. economic data.

Indicative spreads of fixed rate, non-callable FHLBank debt relative to similar term U.S. Treasury instruments have decreased from December 31, 2011 to March 31, 2012 for tenors of two years or greater. For example, the spread between the on-the-run FHLBank two-year bullet debenture and the two-year U.S. Treasury note decreased from 15 bps on December 31, 2011 to 6.5 bps on March 31, 2012. The spread between the on-the-run FHLBank five-year bullet debenture and the five-year U.S. Treasury note decreased from 28.2 bps on December 31, 2011 to 18.5 bps as of March 31, 2012. Indicative FHLBank three-month lockout callable bond spreads to U.S. Treasuries for all tenors decreased from December 31, 2011 to March 31, 2012 which suggests improved investor demand for these structures over the period. We fund a large portion of our fixed rate mortgage assets and fixed rate advances with unswapped callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The spreads on FHLBank fixed rate, non-callable debentures relative to the LIBOR swap curve deteriorated for tenors out to seven years from December 31, 2011 to March 31, 2012. Theoretical spreads relative to LIBOR for tenors greater than seven years improved during the same period of time. An important factor in the deterioration of some of the theoretical spreads relative to LIBOR was the narrowing of market spreads between the LIBOR swap curve and our debt as concerns over the European debt crisis lessened. The theoretical swap level of the on-the-run FHLBank two-year bullet structure deteriorated from three-month LIBOR minus 32 bps on December 31, 2011 to three-month LIBOR minus 16.2 bps on March 31, 2012. The theoretical swap level of the on-the-run FHLBank five-year bullet structure also deteriorated from three-month LIBOR minus 9.1 bps on December 31, 2011 to three-month LIBOR minus 2.6 bps on March 31, 2012.

As mentioned previously, the FOMC continued to execute Operation Twist in the first quarter of 2012 as initially introduced in its September 21, 2011 statement. Under Operation Twist, the Federal Reserve will purchase $400 billion par amount of U.S. Treasuries with remaining terms of 6 to 30 years and sell $400 billion par amount of U.S. Treasuries with remaining maturities of 3 years or less by the end of June 2012. Operation Twist might have been a factor in the flattening yield curve, and could result in further flattening, which might result in relatively lower costs to issue our longer-term consolidated obligations; however, as mentioned above, Operation Twist might be a factor in higher costs of shorter-term debt, including discount notes, and could result in further increases due to the sale of shorter-term U.S. Treasuries. The flatter curve could also result in increasing prepayments on our MBS/CMO and residential mortgage loan holdings, which would likely result in lower-yielding assets. At its April 25, 2012 meeting, the FOMC did not announce any extension or expansion of Operation Twist. The expiration of Operation Twist might result in a steepening yield curve which might result in relatively higher costs to issue our longer-term consolidated obligations and relatively lower costs for shorter-term debt.

Foreign investor holdings of Agencies (both debentures and MBS), as reported by the Federal Reserve System, increased slightly on a daily average basis for the week ended March 28, 2012 from the week ended December 28, 2011 although holdings declined from the week ending March 31, 2011. Foreign investor holdings of U.S. Treasury securities increased over the same periods. Foreign investors have historically been significant buyers of FHLBank debentures and decreasing demand from this investor segment can negatively impact our cost of funds. Taxable money market fund assets in the category that includes discount notes and the percentage of total money market fund assets allocated to this category declined in the first quarter of 2012, likely reflecting a reversal of the flight-to-quality response to European credit concerns, that began in the second half of 2011, supported by improving economic data and easing concerns over the European sovereign debt crisis. These improvements likely allowed investors to seek higher yielding alternatives to relatively low-yielding Agency debt. Additionally, the amount of variable rate notes in taxable money market fund assets, which includes our variable rate consolidated obligation bonds, declined in the first quarter of 2012. Because money market funds are such a large and important investor base for FHLBank short-term obligations, lower demand from money market funds for FHLBank discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds will likely result in higher costs to issue these instruments and typically increase the cost of advances for our members.

Economic and other factors potentially impacting net interest income:
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The new statutory and regulatory requirements for derivative transactions will result in higher operating costs, likely increase funding costs, and may limit the availability of or alter the structure of certain advance products. Derivative market participants were originally expected to comply with the Dodd-Frank Act by July 16, 2011. However, the Commodity Futures Trading Commission (CFTC) issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” The CFTC, SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing Title VII of the Dodd-Frank Act between now and the end of 2012. We continue working to implement these rules to meet any required compliance dates.

Several rating agencies took action during the third quarter of 2011 in response to steps taken by the U.S. government to address the U.S. government’s borrowing limit and overall U.S. debt burden. Because of the credit rating agencies’ methodology and their assumption of the U.S. government’s implicit support of FHLBank debt, changes to the credit rating of U.S. Treasuries were passed through to the credit ratings of FHLBank debentures and to the ratings of individual FHLBanks. Credit ratings downgrades can adversely impact us in the following ways: (1) increase the funding cost of FHLBank debt issues; (2) have negative liquidity implications; (3) increase collateral posting requirements under certain of our derivatives agreements (see Note 7 of the Notes to the Financial Statements under Item 8 for additional information regarding derivative collateral requirements); and (4) impact our ability to offer certain member credit products such as letters of credit, which are generally dependent upon our credit rating. Following the downgrade by S&P, we observed some minor and temporary impacts in several of these areas; however, we did not consider any of them to be significant or material. It is possible that the United States’ long-term sovereign credit rating will be further downgraded or downgraded by additional credit rating agencies in 2012. Additional downgrades could increase the likelihood and/or the severity of the impacts detailed above.

On October 24, 2011, the Finance Agency announced significant changes to the Home Affordable Refinance Program (HARP) that are designed to inspire refinancing among borrowers with current loan-to-value (LTV) ratios above 80 percent who have had their loans sold to Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Association (Freddie Mac) on or before May 31, 2009. For these borrowers, the changes include: (1) eliminating some risk-based fees for borrowers who refinance into shorter-term mortgages and lower fees for other borrowers; (2) removing the current 125 percent LTV ceiling; (3) waiving some lender representations and warranties for loans owned or guaranteed by Freddie Mac and Fannie Mae; (4) eliminating the need for property appraisals in some instances; and (5) extending the end date for HARP to December 31, 2013 for eligible loans. We anticipate that these changes to HARP could result in increased prepayments on our Agency variable rate MBS/CMO portfolio which is backed by higher coupon fixed rate mortgages issued by Fannie Mae and Freddie Mac.

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

The accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2012.
Results of Operations
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. Despite improvement in our net interest spread and net interest margin, our net interest income decreased slightly from the first quarter of 2011 to the first quarter of 2012 due primarily to a decrease in total assets. See Tables 6 and 7 under this Item 2 for further information.

Despite the decrease in net interest income for the first quarter of 2012, net income increased largely due to the net change in the market value of trading securities, which was partially offset by a decrease in the net gain on derivative and hedging activities, and the decrease in total assessments. See “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of this activity by period.

We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable rate levels. We use derivatives as tools to reduce our funding costs and manage interest rate risk and prepayment risk. We acquire and classify certain investments as trading investments for liquidity and asset-liability management purposes. The trading securities and many of the derivatives are recorded based upon their current fair values and the changes in these values flow through to our income statement. The resulting fluctuations in fair value of our derivatives or trading securities are accepted as a cost of managing balance sheet risks and are not the result of active security or derivative trading. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes.

In addition to our GAAP results, we also present our adjusted income, which is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by market value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP and REFCORP assessments (assessments for AHP and REFCORP through June 30, 2011 were equivalent to an effective minimum income tax rate of 26 percent; and, upon satisfaction of the REFCORP obligation as of June 30, 2011, the assessment for AHP is equivalent to an effective minimum income tax rate of 10 percent); (2) market value changes on derivatives (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted return on equity (ROE) that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by market value changes on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, market value changes on derivatives and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income and ROE based on GAAP income, which can vary significantly from period to period because of market value changes on derivatives and certain other items that management excludes when evaluating operational performance because the added volatility does not provide a consistent measurement analysis.

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

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the market value changes and recorded in net gain (loss) on derivatives and hedging activities while the net interest settlements on qualifying fair value or cash flow hedges are included in net interest margin. Therefore, only the market value changes included in the net gain (loss) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which do not create market volatility, are not removed).

Table 3 presents a reconciliation of GAAP income to adjusted income for the three-month periods ended March 31, 2012 and 2011 (in thousands):

Table 3

	03/31/2012	03/31/2011
Net income, as reported under GAAP	$31,503	$24,122
Total assessments	3,502	8,716
Income (loss) before assessments	35,005	32,838
Derivative-related and other excluded items1	860	1,238
Adjusted income (a non-GAAP measure)2	$35,865	$34,076

1
Consists of market value changes on derivatives (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

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

Table 4 presents adjusted ROE (a non-GAAP measure) compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 4

	03/31/2012	03/31/2011
Average GAAP total capital for the period	$1,734,179	$1,772,610
ROE, based upon GAAP net income	7.31%	5.52%
Adjusted ROE, based upon adjusted income1	8.32%	7.80%
Average overnight Federal funds effective rate	0.11%	0.16%
Adjusted ROE as a spread to average Federal funds rate1	8.21%	7.64%

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

Earnings Analysis: Table 5 presents changes in the major components of our earnings for the first quarter of 2012 compared to the first quarter of 2011 (in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 03/31/2012 vs. 03/31/2011
	Dollar Change	Percent Change
Total interest income	$(15,349)	(10.7)%
Total interest expense	(14,256)	(17.0)
Net interest income	(1,093)	(1.8)
Provision for credit losses on mortgage loans	474	83.9
Net interest income after mortgage loan loss provision	(1,567)	(2.7)
Net gain (loss) on trading securities	5,603	34.2
Net gain (loss) on derivatives and hedging activities	(2,912)	(97.8)
Other non-interest income	1,150	162.7
Total non-interest income (loss)	3,841	30.3
Operating expenses	816	7.8
Other non-interest expenses	(709)	(24.4)
Total other expenses	107	0.8
AHP assessments	816	30.4
REFCORP assessments	(6,030)	(100.0)
Total assessments	(5,214)	(59.8)
Net income (loss)	$7,381	30.6%

Net Interest Income: Net interest income decreased slightly for the three-month period ended March 31, 2012 compared to the same period in 2011 despite an increase in our net interest spread and net interest margin. The decrease in net interest income can be primarily attributed to a decrease in average interest-earning assets. Some key factors in the improvements in our net interest spread and net interest margin were: (1) improvements in the funding cost of discount notes, bonds and deposits; (2) active management of the debt used to fund long-term assets by calling higher cost callable debt and replacing with lower cost callable and/or bullet debt; and (3) an increase in the proportion of higher earning assets to total average interest-earning assets as short-term money market investments, on average, declined. Tables 6 and 7 present the average balances and yields of our interest-earning assets and interest-bearing liabilities for the three-month periods ended March 31, 2012 and 2011.

The average yield on advances was unchanged for the three-month period ended March 31, 2012 compared to the same period in 2011. The average advance yield is impacted by the interplay between product mix changes, interest rate changes and changes in the average maturity of various advances. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

The average yield on investments for the three-month period ended March 31, 2012 compared to the same period in 2011 increased slightly primarily due to compositional changes in our investment portfolio. Balances of higher yielding longer term investments, both fixed and variable rate, increased as a percentage of outstanding investments. This compositional change was the result of management’s decision to reduce exposure to unsecured investments with counterparties in Europe and below certain credit ratings thresholds (single-A or below) and reduce non-MBS investments as a percentage of total assets. The resulting higher yields from the change were offset by the impact of prepayments of higher spread MBS/CMOs and the acquisition of new lower spread MBS/CMOs.

We purchased $315.8 million par amount in Agency variable rate MBS/CMOs with embedded interest rate caps during the first quarter of 2012. Since mid-2006, our MBS investment strategy has focused more on these securities because they generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate CMOs. See additional discussion under this Item 2 – “Investments.” Included in this strategy was the purchase of interest rate caps that effectively offset a portion of the negative effect of the caps embedded in the CMOs. See additional discussion on the impact of interest rate caps under this Item 2 – “Net Gain (Loss) on Derivatives and Hedging Activities.”

The average yields on the mortgage loan portfolio for the three-month period ended March 31, 2012 compared to the same period in 2011 declined notably due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates; (2) the growth in mortgage loan balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio; and (3) increased write-offs of premiums associated with mortgage loan prepayments.

The average rate paid on all deposits decreased in the first quarter of 2012 from the first quarter of 2011. The average rate paid on deposits generally fluctuates in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. However, because of the current extremely low interest rate environment, we established a floor of 5 bps on demand deposits and 15 bps on overnight deposits in June 2009. The floor on overnight deposits was decreased even further from 15 bps to 10 bps in October 2011.

Some key factors in the decrease in the average yields on discounts notes for the three-month period ended March 31, 2012 compared to the same period in 2011 was the decrease in short-term market interest rates, including repo rates caused by a reduced supply of alternative short-term investments, and increased flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events that occurred or carried over into the fourth quarter of 2011. Many of the discount notes issued during this period of low rates had maturity dates throughout the first quarter of 2012.

Some important factors in the decrease in bond yields for the three-month period ended March 31, 2012 compared to the same period in 2011 were: (1) our ability to refinance a large portion of our longer-term callable bonds; and (2) generally lower intermediate and longer-term term market interest rates.

As discussed above, throughout much of 2011 and into 2012, we have been able to lower our long-term, consolidated obligation funding costs by calling previously issued callable debt and replacing with new lower-cost debt with similar characteristics. Over the past several years, we have used callable debt with short lockouts (primarily three months to one year) as a primary funding tool for funding long-term amortizing assets. This has provided an opportunity to take advantage of lower debt costs during periods of time in 2011 and in the first quarter of 2012. We continued to maintain a sizable portfolio of unswapped callable bonds in the first quarter of 2012 with only a slight decline from $4.4 billion as of December 31, 2011 to $4.3 billion as of March 31, 2012. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets because they provide a way to offset the prepayment risk.

Additionally, a significant portion of our bonds are comprised of long-term callable bonds adjusting or swapped to LIBOR which are used to fund LIBOR-based and other short-term assets. At times over the period, we increased our allocation to LIBOR-based debt or discount notes in order to take advantage of market opportunities to issue debt at more advantageous rates. We have also increased our position in LIBOR-based debt in preparation for large maturities of liabilities funding LIBOR-based assets (assets adjusting to and swapped to LIBOR) and/or to enhance liquidity. When assets and liabilities are based upon different indices, such as when the discount note curve is used to set rates for some advances and LIBOR-based debt is used to fund those advances, we are exposed to basis risk. We have, however, maintained a relatively balanced basis position throughout the first quarter of 2012.

Derivative and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried at historical cost. The result is that positive hedging adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive hedging adjustments on advances exceeded those on consolidated obligations for the three-month periods ending March 31, 2012 and 2011. Therefore, the average net interest spread has been negatively affected by the hedging adjustments included in the asset and liability balances and is not necessarily comparable between quarters. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 8 and 9 under this Item 2), which distorts yields especially for trading investments that are swapped.

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

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 6

	For the Three-month Period Ended
	03/31/2012			03/31/2011
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$350,321	$99	0.11%	$87,887	$34	0.16%
Federal funds sold and securities purchased under agreements to resell	1,422,044	434	0.12	2,591,507	1,059	0.17
Investments1	9,432,051	38,336	1.63	12,842,299	51,155	1.62
Advances2,3	17,127,659	39,587	0.93	18,526,068	42,652	0.93
Mortgage loans2,4,5	5,052,640	49,101	3.91	4,394,290	47,905	4.42
Other interest-earning assets	33,639	506	6.04	39,461	607	6.24
Total earning assets	33,418,354	128,063	1.54	38,481,512	143,412	1.51
Other non-interest-earning assets	199,614			197,353
Total assets	$33,617,968			$38,678,865
Interest-bearing liabilities:
Deposits	$1,630,114	$383	0.09%	$1,737,912	$613	0.14%
Consolidated obligations2:
Discount Notes	10,245,025	1,052	0.04	13,077,484	4,574	0.14
Bonds	19,284,321	68,197	1.42	21,472,687	78,596	1.48
Other borrowings	17,663	93	2.11	29,786	198	2.69
Total interest-bearing liabilities	31,177,123	69,725	0.90	36,317,869	83,981	0.94
Capital and other non-interest-bearing funds	2,440,845			2,360,996
Total funding	$33,617,968			$38,678,865

Net interest income and net interest spread6		$58,338	0.64%		$59,431	0.57%

Net interest margin7			0.70%			0.63%
 __________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $958,000 and $832,000 for the quarters ended March 31, 2012 and 2011, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the first quarters of 2012 and 2011 (in thousands):

Table 7

	Three-month Periods Ended 03/31/2012 vs. 03/31/2011
	Increase (Decrease) Due to
	Volume1.2	Rate1.2	Total
Interest Income:
Interest-bearing deposits	$77	$(12)	$65
Federal funds sold	(400)	(225)	(625)
Investments	(13,842)	1,023	(12,819)
Advances	(3,232)	167	(3,065)
Mortgage loans	6,726	(5,530)	1,196
Other assets	(88)	(13)	(101)
Total earning assets	(10,759)	(4,590)	(15,349)
Interest Expense:
Deposits	(36)	(194)	(230)
Consolidated obligations:
Discount notes	(826)	(2,696)	(3,522)
Bonds	(7,807)	(2,592)	(10,399)
Other borrowings	(69)	(36)	(105)
Total interest-bearing liabilities	(8,738)	(5,518)	(14,256)
Change in net interest income	$(2,021)	$928	$(1,093)
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

Important factors contributing to the net gain on derivatives and hedging activities for both the three-month period ended March 31, 2011 and the three-month period ended March 31, 2012 include an increase in interest rates and steepening of the yield curve during both periods. These trends were partially offset by a decline in volatility during the same periods as well as the impact of the associated option time decay. The decrease in the net gain in 2012 compared to the net gain in the same period in 2011 is primarily the result of the relative level of rates in 2012 compared to 2011.

Table 8 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2012 (in thousands):

Table 8

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,689)	$0	$(568)	$0	$(31)	$0	$(3,288)
Net interest settlements	(45,433)	0	0	6	39,195	0	(6,232)
Subtotal	(48,122)	0	(568)	6	39,164	0	(9,520)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	991	0	0	0	997	0	1,988
Economic hedges – unrealized gain (loss) due to fair value changes	0	2,834	(404)	0	4,112	(4)	6,538
Economic hedges – net interest received (paid)	0	(9,772)	0	0	1,307	4	(8,461)
Subtotal	991	(6,938)	(404)	0	6,416	0	65
Net impact of derivatives and hedging activities	(47,131)	(6,938)	(972)	6	45,580	0	(9,455)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(8,628)	0	0	0	0	(8,628)
TOTAL	$(47,131)	$(15,566)	$(972)	$6	$45,580	$0	$(18,083)

Table 9 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first quarter of 2011 (in thousands):

Table 9

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(11,260)	$0	$(48)	$0	$(295)	$0	$(11,603)
Net interest settlements	(56,176)	0	0	839	53,857	0	(1,480)
Subtotal	(67,436)	0	(48)	839	53,562	0	(13,083)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	609	0	0	(113)	2,397	0	2,893
Economic hedges – unrealized gain (loss) due to fair value changes	0	12,769	148	0	(1,459)	(9)	11,449
Economic hedges – net interest received (paid)	0	(13,740)	0	0	2,366	9	(11,365)
Subtotal	609	(971)	148	(113)	3,304	0	2,977
Net impact of derivatives and hedging activities	(66,827)	(971)	100	726	56,866	0	(10,106)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	0	(13,237)	0	0	0	0	(13,237)
TOTAL	$(66,827)	$(14,208)	$100	$726	$56,866	$0	$(23,343)

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

Table 10 presents the major components of the net gain (loss) on trading securities for the three-month periods ended March 31, 2012 and 2011 (in thousands):

Table 10

	Three-month Period Ended
	03/31/2012	03/31/2011
GSE debentures	$(9,070)	$(13,237)
U.S. Government guaranteed debentures	(2,342)	0
U.S. Treasury securities	0	(2,121)
Agency MBS/CMO	88	(932)
Short-term money market securities	558	(79)
TOTAL	$(10,766)	$(16,369)

The largest component of our trading portfolio is comprised of fixed rate GSE debentures, most of which are related to economic hedges. The fair values of these securities are more affected by changes in longer term interest rates than by changes in short-term interest rates. These securities experienced similar losses for the three-month period ended March 31, 2012 compared to the same period in 2011 due primarily to increasing intermediate and long-term interest rates.

The next largest component of our trading portfolio is comprised of our short-term money market securities. However, because of the short-term nature of these money market securities they account for only a fraction of the net gain/loss on trading securities.

The largest component of our trading portfolio after money market securities is comprised of U.S. Government guaranteed debentures. For the three month period ended March 31, 2012, this component was comprised entirely of FDIC Temporary Liquidity Guarantee Program (TLGP) notes acquired in September 2011. All of these notes mature on or before December 2012. The loss recorded during the first quarter of 2012 was primarily due to an increase in short and intermediate interest rates.

For the three month period ending March 31, 2011, we held a 10-year U.S. Treasury note acquired as an asset-liability management tool to extend duration of our assets to protect against the negative ramifications of declining interest rates. The loss recorded during the first quarter of 2011 was primarily attributable to increasing intermediate and long-term interest rates.

The smallest portion of our trading portfolio is comprised of variable rate Agency MBS/CMOs that we have designated as trading securities for asset-liability management purposes. Because the coupons on these securities reset monthly, their market values generally do not vary significantly, especially in the current low-rate environment. However, because these securities contain embedded caps, changes in interest rates, the shape of the yield curve and volatility can impact the value of these securities.

Other Non-Interest Income: Included in other non-interest income are net losses on other-than-temporarily impaired held-to-maturity securities. See Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for additional information on OTTI.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. The compensation and benefits expense increased by 12.9 percent for the three-month period ended March 31, 2012 compared to the same period of 2011. The increase is primarily attributable to an increase in employee benefits for normal retirement.

Financial Condition
Overall: Table 11 presents changes in the major components of our Statements of Condition from March 31, 2012 to December 31, 2011 (in thousands):

Table 11

	Increase (Decrease) in Components
	03/31/2012 vs. 12/31/2011
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$383,445	330.4%
Investments1	280,631	2.7
Advances	(456,103)	(2.6)
Mortgage loans, net	312,157	6.3
Derivative assets	(706)	(5.0)
Other assets	(16,338)	(10.5)
Total assets	$503,086	1.5%

Liabilities:
Deposits	892,537	89.5
Consolidated obligations, net	(359,626)	(1.2)
Derivative liabilities	(20,338)	(14.5)
Other liabilities	(40,933)	(19.9)
Total liabilities	471,640	1.5

Capital:
Capital stock outstanding	9,415	0.7
Retained earnings	24,411	6.1
Accumulated other comprehensive income (loss)	(2,380)	(8.5)
Total capital	31,446	1.8
Total liabilities and capital	$503,086	1.5%
__________
1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: The net decrease in advances from December 31, 2011 to March 31, 2012 was spread out amongst our borrowing membership with most of the decline in our line of credit product. Our top five borrowers (see Table 13) had advance balances that either remained unchanged from year end or increased/decreased only slightly. The fairly widespread repayment of advances due to deleveraging occurring in the financial services industry continues to be the main contributing factor to the decline in our advance balances. Member institutions continue to experience growth in deposit funding that exceeds the demand for loans in their communities. In addition, many members continue to hold higher levels of on-balance-sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. We do not believe that advances will increase until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. When member advance demand does begin to change, we believe a few larger members could have a significant impact on the amount of our total outstanding advances.

Table 12 summarizes advances outstanding by product as of March 31, 2012 and December 31, 2011 (in thousands).

Table 12

	03/31/2012		12/31/2011
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$676,910	4.1%	$1,084,389	6.4%
Regular adjustable rate advances	5,000	0.0	0	0.0
Adjustable rate callable advances	5,998,688	36.5	5,787,230	34.4
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.8	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	52,639	0.3	24,243	0.1
Total adjustable rate advances	6,860,237	41.7	7,022,862	41.7

Fixed rate:
Standard advance products:
Short-term fixed rate advances	215,355	1.3	233,107	1.4
Regular fixed rate advances	5,472,651	33.3	5,597,135	33.2
Fixed rate callable advances	76,000	0.5	36,000	0.2
Standard housing and community development advances:
Regular fixed rate advances	302,553	1.8	319,494	1.9
Fixed rate callable advances	11,300	0.1	11,300	0.1
Total fixed rate advances	6,077,859	37.0	6,197,036	36.8

Convertible:
Standard advance products:
Fixed rate convertible advances	2,582,442	15.7	2,693,292	16.0

Amortizing:
Standard advance products:
Fixed rate amortizing advances	505,073	3.1	522,654	3.1
Fixed rate callable amortizing advances	5,640	0.0	5,683	0.0
Standard housing and community development advances:
Fixed rate amortizing advances	409,824	2.5	408,714	2.4
Fixed rate callable amortizing advances	2,977	0.0	252	0.0
Fixed rate amortizing advances funded through the AHP	0	0.0	2	0.0
Total amortizing advances	923,514	5.6	937,305	5.5

TOTAL PAR VALUE	$16,444,052	100.0%	$16,850,495	100.0%
__________
Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).
Table 13 presents information on our five largest borrowers as of March 31, 2012 and December 31, 2011 (in thousands):

Table 13

	03/31/2012		12/31/2011
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Capitol Federal Savings Bank	$2,550,000	15.5%	$2,550,000	15.1%
MidFirst Bank	2,298,500	14.0	2,195,000	13.0
Security Life of Denver Ins. Co.	1,500,000	9.1	1,640,000	9.8
Security Benefit Life Insurance Co.	1,259,330	7.7	1,259,330	7.5
Pacific Life Insurance Co.	1,000,000	6.1	1,000,000	5.9
TOTAL	$8,607,830	52.4%	$8,644,330	51.3%

Table 14 presents the interest income associated with our five borrowers with the highest interest income for the three-month periods ended March 31, 2012 and 2011 (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 14

	Three-month Period Ended
	03/31/2012		03/31/2011
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$18,290	21.8%	$20,250	20.6%
Pacific Life Insurance Co.	6,429	7.7	6,752	6.9
American Fidelity Assurance Co.	4,413	5.3	4,282	4.4
Security Benefit Life Insurance Co.	2,692	3.2	2,609	2.7
United of Omaha	2,083	2.5
MidFirst Bank			2,115	2.1
TOTAL	$33,907	40.5%	$36,008	36.7%
1
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.

Advances as a percentage of total assets decreased from 52.4 percent as of December 31, 2011 to 50.3 percent as of March 31, 2012. If advances continue to decline, we expect to: (1) repurchase excess capital stock in order to manage our balance sheet; and (2) leverage capital in the range of 18:1 to 20:1 as conditions dictate.

A significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. As a result, 81.6 percent of the total advance portfolio as of March 31, 2012 and December 31, 2011, effectively re-prices at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 6 and 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

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

MPF Program: The MPF Program is an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of the FHLBank of Chicago. Under the MPF Program, participating members can sell fixed-rate, size-conforming, 1-4 family residential mortgage loans to us (closed loans) and/or originate residential mortgage loans on our behalf (table funded loans).

The amount of new MPF mortgage loans originated by and acquired from in-district PFIs during the three-month period ended March 31, 2012 was $618.7 million. These new originations and acquisitions, net of loan payments received, resulted in a 6.3 percent increase in the outstanding balance of our mortgage loan portfolio from December 31, 2011 to March 31, 2012 (see Table 11). With a minimal net increase in total assets this quarter, mortgage loans as a percentage of total assets increased from 14.9 percent as of December 31, 2011 to 15.6 percent as of March 31, 2012. Primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs (the number of active PFIs increased from 221 as of December 31, 2011 to 225 as of March 31, 2012); (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans, primarily Fannie Mae and Freddie Mac.

In an effort to manage the total volume of mortgage loans on our books, management is developing strategies that will help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. We also have the ability to offer the MPF Xtra product, where we would be a conduit that PFIs would use to sell loans to FHLBank of Chicago, then simultaneously to Fannie Mae. We are currently planning a beta phase of testing the MPF Xtra product option with a few existing PFIs to manage the size of our mortgage loan portfolio volumes.

Table 15 presents our top five PFIs, the outstanding balances of mortgage loans sold to us by these PFIs as of March 31, 2012 and December 31, 2011 (in thousands) and the percentage of those loans to total mortgage loans outstanding on those dates. All PFIs presented in Table 15 had only slightly lower balances as of March 31, 2012 as a percent of total mortgage loans than as of December 31, 2011. Bank of America, N.A. and Bank of the West no longer have active master commitments that would allow future mortgage loan funding or increases in balances. Most of our mortgage loan portfolio growth came from smaller PFIs that are not set up to sell directly to Fannie Mae or Freddie Mac. If a PFI was not one of the five PFIs representing the highest mortgage loan balance for one of the periods presented, the applicable columns are left blank.

Table 15

	Mortgage Loan Balance as of March 31, 2012	Percent of Total Mortgage Loans	Mortgage Loan Balance as of December 31, 2011	Percent of Total Mortgage Loans
Mutual of Omaha Bank1	$458,372	8.8%	$444,959	9.1%
Bank of America, N.A.2	218,240	4.2	234,903	4.8
Farmers Bank & Trust N.A.	187,080	3.6	195,978	4.0
Bank of the West3	168,939	3.3	183,313	3.8
Fidelity Bank	127,530	2.5
West Gate Bank4			128,325	2.6
TOTAL	$1,160,161	22.4%	$1,187,478	24.3%

1
On June 4, 2010, TierOne Bank was placed into receivership by the FDIC and a portion of TierOne Bank, including the CE obligation for the mortgage loans sold to us, was subsequently acquired through a Purchase and Assumption Agreement by Great Western Bank, a member of the FHLBank of Des Moines. Great Western Bank subsequently sold originating representations and warrants, servicing and CE obligations to Mutual of Omaha Bank through a Purchase and Sale Agreement as of November 1, 2010. Mutual of Omaha is an active PFI, selling both conventional and government loans under the MPF Program.

2	Formerly La Salle Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
3
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the FHLBank of San Francisco.

4
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and the servicing and CE obligation for the mortgage loans were subsequently purchased from the FDIC by West Gate Bank, Lincoln, NE. On August 26, 2011, we entered into a settlement agreement with the FDIC to satisfy the originating representations and warranties.

Two indications of credit quality are credit scores provided by Fair Isaac Corporation (FICO®) and LTV. FICO is a widely used credit industry model to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, higher LTV means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2012 was 750 FICO and 71.7 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio: We base the allowance for credit losses on our estimate of probable credit losses inherent in our mortgage loan portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans. See Note 6 of the Notes to the Financial Statements included under Item 1 for a summary of the allowance for credit losses on mortgage loans.

Investments: Investments are generally used for liquidity purposes as well as to leverage capital during periods when advances decline and capital stock is not reduced in proportion to the decline in advances.

Short-term investments used for liquidity purposes consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds, term Federal funds, certificates of deposit and commercial paper. Short-term investments, which include all investments that have remaining maturities of up to one year, were $4.0 billion and $3.5 billion as of March 31, 2012 and December 31, 2011, respectively. In response to the ongoing sovereign debt crisis in Europe and the continuing deterioration in the credit profile of many European financial institutions, we initiated a realignment of our unsecured money market investment portfolio during the latter part of 2011. This portfolio realignment resulted in a reduction in our exposure to counterparties on an unsecured basis and an increase in exposure to counterparties on a secured basis through the use of reverse repurchase agreements. We anticipate the continuation of investing on a secured basis through the use of reverse repurchase agreements in the future and maintaining a reduced unsecured exposure to financial institutions, especially foreign financial institutions. To enhance our liquidity position, we classify our unsecured short-term investment securities as Trading, which allows us to sell these securities if necessary.

Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and taxable state or local housing finance agency securities. Long-term investments, excluding any investments with remaining maturities of one year or less, totaled $6.9 billion and $7.1 billion as of March 31, 2012 and December 31, 2011, respectively. This decrease in the long-term investment portfolio can be primarily attributed to MBS prepayments but was also reduced by maturities in Agency debentures and pay downs on housing finance agency securities. The Agency debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repos and net derivatives exposure) and qualify for regulatory liquidity once their remaining term to maturity decreases to 36 months or less. Most of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, the amortized cost of our mortgage securities cannot exceed 300 percent of our regulatory capital on the date it purchases the securities and quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During the first quarter of 2012, we purchased $315.8 million par amount of variable-rate Agency MBS/CMOs. We anticipate making further purchases of MBS/CMOs throughout 2012 as pay downs reduce our mortgage portfolio below 300 percent of regulatory capital. As of March 31, 2012, the amortized cost of our MBS/CMO portfolio represented 291 percent of our regulatory capital.

Our Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage our leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of March 31, 2012, we held $325.8 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

We support state and local HFAs within the Tenth District through our participation in the market for in-district taxable state and local HFA securities. State and local HFAs provide funds for low-income housing and other similar initiatives. By purchasing state and local HFA securities in the primary market, we not only receive competitive returns but also provide necessary liquidity to traditionally underserved segments of the housing market. Our participation in the market for taxable state housing finance agency (HFA) securities remains low and focused on HFAs within our district. We also provide standby bond purchase agreements (SBPA) to state HFAs. We are currently maintaining our level of participation in SBPA with two HFAs in our district, but are not adding new SBPAs with one of these in-district HFAs because of internal policy limitations. We have added a participation agreement of an SBPA with FHLBank of Chicago for an HFA outside our district. State or local HFAs provide funds for low-income housing and other similar initiatives. Under an SBPA, we accept an obligation to purchase the authorities’ bonds, for a predetermined fee, if the remarketing agent is unable to resell the bonds to suitable investors. We also agree to hold the bonds until the designated marketing agent can find a suitable investor or the HFA repurchases the bonds according to a schedule established by the SBPA. Currently, our standby bond purchase commitments expire no later than 2015, though all are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.6 billion as of March 31, 2012 and $1.5 billion as of December 31, 2011. We were not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2012 or 2011. We plan to continue support of the state HFAs in our district by continuing to renew or execute new SBPAs where appropriate and when allowed by our internal policy, and we plan on looking for other state HFAs outside our district with which to execute new SBPAs.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI. Certain investments are classified as trading securities and are carried at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. If fixed rate securities are hedged with interest rate swaps, the securities are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset-liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, may also be classified as trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying values of our investments as of March 31, 2012 and December 31, 2011 are summarized by security type in Table 16 (in thousands).

Table 16

	03/31/2012	12/31/2011
Trading securities:
Commercial paper	$199,978	$599,482
Certificates of deposit	594,802	1,019,520
U.S. guaranteed debentures	491,894	494,236
GSE debentures	2,039,774	2,098,844
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,352	1,380
GSE residential MBS	323,875	345,701
Total trading securities	3,651,675	4,559,163

Held-to-maturity securities:
State and local housing agency obligations	81,011	84,548
Mortgage-backed or asset-backed securities (ABS):
Other U.S. obligation residential MBS	16,593	18,167
GSE residential MBS	4,079,440	4,064,679
Private-label residential MBS	682,491	771,478
Private-label commercial MBS	29,559	37,077
Home equity loan ABS	1,230	1,383
Total held-to-maturity securities	4,890,324	4,977,332
Total securities	8,541,999	9,536,495

Interest-bearing deposits	169	42

Federal funds sold	665,000	1,040,000

Securities purchased under agreements to resell	1,650,000	0

TOTAL INVESTMENTS	$10,857,168	$10,576,537

The contractual maturities of our investments as of March 31, 2012 are summarized by security type in Table 17 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 17

	03/31/2012
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$199,978	$0	$0	$0	$199,978
Certificates of deposit	594,802	0	0	0	594,802
Guaranteed debentures	491,894	0	0	0	491,894
GSE debentures	408,031	1,383,481	248,262	0	2,039,774
Mortgage-backed securities:
Other U.S. obligation residential MBS	0	0	0	1,352	1,352
GSE residential MBS	0	0	0	323,875	323,875
Total trading securities	1,694,705	1,383,481	248,262	325,227	3,651,675
Yield on trading securities	1.15%	3.15%	5.37%	1.94%

Held-to-maturity securities:
State and local housing agency obligations	0	0	25,250	55,761	81,011
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	0	244	808	15,541	16,593
GSE residential MBS	0	0	26,991	4,052,449	4,079,440
Private-label residential MBS	0	0	108,101	574,390	682,491
Private-label commercial MBS	0	0	0	29,559	29,559
Home equity loans ABS	0	0	0	1,230	1,230
Total held-to-maturity securities	0	244	161,150	4,728,930	4,890,324
Yield on held-to-maturity securities	0%	6.98%	4.05%	2.30%

Total securities	1,694,705	1,383,725	409,412	5,054,157	8,541,999
Yield on total securities	1.15%	3.15%	4.79%	2.27%

Interest-bearing deposits	169	0	0	0	169

Federal funds sold	665,000	0	0	0	665,000

Securities purchased under agreements to resell	1,650,000	0	0	0	1,650,000

TOTAL INVESTMENTS	$4,009,874	$1,383,725	$409,412	$5,054,157	$10,857,168

Securities Ratings – Our portfolio of investments is limited to securities that are highly-rated at the time of acquisition. We monitor credit ratings of our investment portfolio throughout the lives of the securities. Although individual Agency MBS and debentures are not rated, we classify all Agency MBS and debentures based on NRSRO rating action relative to the issuers of the applicable securities. Table 18 presents the carrying value of our investments by rating as of March 31, 2012 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 18

	Investment Ratings March 31, 2012 Carrying Value1
	Long-term Rating									Short-term Rating	Total
	Investment Grade				Below Investment Grade					Investment Grade
	Triple- A	Double- A	Single- A	Triple- B	Double- B	Single- B	Triple- C	Double- C	Single- C	A-1 or higher/ P-1/F1
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$0	$169	$169

Federal funds sold2	0	0	0	0	0	0	0	0	0	665,000	665,000

Securities purchased under agreements to resell3	0	0	0	0	0	0	0	0	0	1,650,000	1,650,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	0	0	0	0	0	0	0	0	0	199,978	199,978
Certificates of deposit2	0	0	0	0	0	0	0	0	0	594,802	594,802
U.S. guaranteed debentures	0	491,894	0	0	0	0	0	0	0	0	491,894
GSE debentures	0	2,039,774	0	0	0	0	0	0	0	0	2,039,774
State or local housing agency obligations	25,216	35,540	0	20,255	0	0	0	0	0	0	81,011
Total non-mortgage-backed securities	25,216	2,567,208	0	20,255	0	0	0	0	0	794,780	3,407,459
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	0	17,945	0	0	0	0	0	0	0	0	17,945
GSE residential MBS	0	4,403,315	0	0	0	0	0	0	0	0	4,403,315
Private label residential MBS	118,474	80,976	90,157	148,864	58,752	100,003	58,882	21,434	4,949	0	682,491
Private label commercial MBS	29,559	0	0	0	0	0	0	0	0	0	29,559
Home equity loan ABS	0	0	0	0	0	496	359	375	0	0	1,230
Total mortgage-backed securities	148,033	4,502,236	90,157	148,864	58,752	100,499	59,241	21,809	4,949	0	5,134,540

TOTAL INVESTMENTS	$173,249	$7,069,444	$90,157	$169,119	$58,752	$100,499	$59,241	$21,809	$4,949	$3,109,949	$10,857,168

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.5 million as of March 31, 2012.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 95 days.
3	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 19 presents the carrying value of our investments by rating as of December 31, 2011 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 19

	Investment Ratings December 31, 2011 Carrying Value1
	Long-term Rating									Short-term Rating	Total
	Investment Grade				Below Investment Grade					Investment Grade
	Triple- A	Double- A	Single-A	Triple- B	Double-B	Single- B	Triple-C	Double-C	Single-C	A-1 or higher/ P-1/F1
Interest-bearing deposits	$0	$0	$0	$0	$0	$0	$0	$0	$0	$42	$42

Federal funds sold2	0	0	0	0	0	0	0	0	0	1,040,000	1,040,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	0	0	0		0	0	0	0	0	599,482	599,482
Certificates of deposit2	0	0	0		0	0	0	0	0	1,019,520	1,019,520
U.S. guaranteed debentures	0	494,236	0		0	0	0	0	0	0	494,236
GSE debentures	0	2,098,844	0		0	0	0	0	0	0	2,098,844
State or local housing agency obligations	26,073	37,035	0	21,440	0	0	0	0	0	0	84,548
Total non-mortgage-backed securities	26,073	2,630,115	0	21,440	0	0	0	0	0	1,619,002	4,296,630
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	0	19,547	0	0	0	0	0	0	0	0	19,547
GSE residential MBS	0	4,410,380	0	0	0	0	0	0	0	0	4,410,380
Private label residential MBS	173,167	56,560	98,035	166,335	64,523	116,904	67,705	23,024	5,225	0	771,478
Private label commercial MBS	37,077	0	0	0	0	0	0	0	0	0	37,077
Home equity loan ABS	0	0	0	0	0	522	358	503	0	0	1,383
Total mortgage-backed securities	210,244	4,486,487	98,035	166,335	64,523	117,426	68,063	23,527	5,225	0	5,239,865

TOTAL INVESTMENTS	$236,317	$7,116,602	$98,035	$187,775	$64,523	$117,426	$68,063	$23,527	$5,225	$2,659,044	$10,576,537

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $28.9 million as of December 31, 2011.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 93 days.

Table 20 presents the carrying value and fair values of our investments by the lowest rated NRSRO credit rating as of March 31, 2012 and April 30, 2012 for securities that have been downgraded during that period (in thousands).

Table 20

Investment Ratings		Downgrades – Balances Based on Values as of 03/31/20121
As of 03/31/2012	As of 04/30/2012	Private-label Residential MBS
From	To	Carrying Value	Fair Value
Triple-A	Single-A	$1,207	$1,063
Double-A	Single-A	2,461	2,492
Double-A	Triple-B	5,336	4,906
Single-A	Triple-B	17,805	15,745
Triple-B	Double-B	8,249	6,958
Double-B	Single-B	2,729	2,128
TOTAL		$37,787	$33,292
 __________
1	Investments that matured subsequent to March 31, 2012 and on or before April 30, 2012 are excluded from this table.

Table 21 presents the carrying value and fair value by NRSRO credit rating (as of April 30, 2012) of our investment portfolio for non-Agency securities on negative watch with the lowest rated NRSRO as of April 30, 2012 (in thousands):

Table 21

On Negative Watch – Balances Based on Values at March 31, 20121
Investment Ratings	Private-label Residential MBS		Home Equity Loan ABS
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term ratings:
Triple-A	$2,930	$2,703	$0	$0
Double-A	25,493	21,642	0	0
Single-A	11,297	11,048	0	0
Triple-B	13,327	9,791	0	0
Double-B	6,474	5,262	0	0
Triple-C	0	0	320	378
TOTAL	$59,521	$50,446	$320	$378
__________
1	Investments that matured subsequent to March 31, 2012 and on or before April 30, 2012 are excluded from this table.

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

Table 22 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral as of March 31, 2012 and December 31, 2011 (in thousands):

Table 22

	03/31/2012			12/31/2011
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$262,388	$166,883	$429,271	$320,747	$174,778	$495,525
Alt-A	166,815	121,736	288,551	180,663	127,746	308,409
Total private-label residential MBS	429,203	288,619	717,822	501,410	302,524	803,934

Private-label commercial MBS:
Prime	29,559	0	29,559	37,077	0	37,077

Home equity loan ABS:
Subprime	0	4,117	4,117	0	4,272	4,272
TOTAL	$458,762	$292,736	$751,498	$538,487	$306,796	$845,283
__________
1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. Beginning in the second quarter of 2009, the pace of this decline slowed appreciably and the fair value of many of our prime, early vintage private-label MBS/ABS has actually improved from year-end 2008. Fair values continued to improve, although only slightly through the first quarter of 2012. The declines in fair values were particularly evident across the market for private-label MBS/ABS securitized in 2006 and 2007 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-six percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS/ABS, earlier vintages have not been immune to the declines in fair value. Tables 23 through 25 present statistical information for our private-label MBS/ABS by year of securitization and collateral type as of March 31, 2012 (dollar amounts in thousands):

Table 23

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization – Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$103,636	$0	$0	$103,636
Double-A	48,802	0	0	48,802
Single-A	54,419	0	0	54,419
Triple-B	86,582	0	16,454	70,128
Below investment grade:
Double-B	48,464	10,387	22,050	16,027
Single-B	48,387	5,461	42,926	0
Triple-C	29,517	10,165	15,047	4,305
Double-C	4,113	4,113	0	0
Single-C	5,351	0	5,351	0
TOTAL	$429,271	$30,126	$101,828	$297,317

Amortized cost	$426,936	$29,708	$100,695	$296,533
Gross unrealized losses	(25,529)	(290)	(1,534)	(23,705)
Fair value	403,911	29,420	99,718	274,773

OTTI:
Credit-related OTTI charge taken year-to-date	358	227	4	127
Non-credit-related OTTI charge taken year-to-date	223	223	(4)	4
TOTAL	$581	$450	$0	$131

Weighted average percentage of fair value to UPB	94.1%	97.7%	97.9%	92.4%
Original weighted average credit support1	3.3	3.0	3.1	3.5
Weighted average credit support1	8.4	4.4	5.7	9.7
Weighted average collateral delinquency2	6.8	9.5	7.8	6.2

Private-label commercial MBS:
UPB by credit rating:
Triple-A	$29,559	$0	$0	$29,559

Amortized cost	$29,559	$0	$0	$29,559
Gross unrealized losses	0	0	0	0
Fair value	29,913	0	0	29,913

Weighted average percentage of fair value to UPB	101.2%	0%	0%	101.2%
Original weighted average credit support1	21.5	0	0	21.5
Weighted average credit support1	32.6	0	0	32.6
Weighted average collateral delinquency2	3.2	0	0	3.2
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 24

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$15,140	$0	$15,140
Double-A	32,224	0	32,224
Single-A	35,868	0	35,868
Triple-B	63,802	0	63,802
Below investment grade:
Double-B	10,840	2,373	8,467
Single-B	57,346	27,021	30,325
Triple-C	39,393	24,079	15,314
Double-C	33,938	33,938	0
TOTAL	$288,551	$87,411	$201,140

Amortized cost	$281,504	$81,008	$200,496
Gross unrealized losses	(31,320)	(16,561)	(14,759)
Fair value	251,736	64,447	187,289

OTTI:
Credit-related OTTI charge taken year-to-date	$173	$66	$107
Non-credit-related OTTI charge taken year-to-date	3,759	(66)	3,825
TOTAL	$3,932	$0	$3,932

Weighted average percentage of fair value to UPB	87.2%	73.7%	93.1%
Original weighted average credit support1	4.9	5.5	4.6
Weighted average credit support1	10.8	6.4	12.7
Weighted average collateral delinquency2	10.9	14.0	9.6
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
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Single-B	$1,258
Triple-C	621
Double-C	2,238
TOTAL	$4,117

Amortized cost	$1,546
Gross unrealized losses	(88)
Fair value	2,092

OTTI:
Credit-related OTTI charge taken year-to-date	$58
Non-credit-related OTTI charge taken year-to-date	(58)
TOTAL	$0

Weighted average percentage of fair value to UPB	50.8%
Original weighted average credit support2	35.2
Weighted average credit support2	2.8
Weighted average collateral delinquency3	35.3
__________
1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

All of our private-label MBS/ABS securities were limited by our RMP at the time of acquisition to securities where the geographic concentration of loans collateralizing the security was such that no single state represented more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, we continue to monitor concentration of the underlying collateral for our private-label MBS/ABS portfolio for risk management purposes. Geographic concentration of collateral securing private-label MBS/ABS is provided in our annual report on Form 10-K. There were no material changes in these concentrations during the quarter ended March 31, 2012.

As of March 31, 2012, we held private-label ABS covered by monoline insurance companies, which provide credit support for these securities. Other types of credit support for private-label ABS include subordinate tranches and over-collateralization, if any, in a security structure that can absorb losses before the holders of the security incur losses. Monoline insurance coverage for private-label ABS is provided in our annual report on Form 10-K. There were no material changes during the quarter ended March 31, 2012.

As of March 31, 2012, the amortized cost of private-label securities with unrealized losses was $450.5 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrealized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position.) Table 26 presents characteristics of our private-label MBS/ABS in a gross unrealized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 26

	03/31/2012					04/30/2012 MBS Ratings Based on 03/31/2012 UPB2,3
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$264,711	$263,673	$(25,529)	7.7%	9.6%	9.1%	54.7%	36.2%	13.9%

Alt-A:
Alt-A other	178,579	175,973	(28,767)	11.3	1.4	1.4	29.3	69.3	8.7
Alt-A option arm	14,695	10,381	(2,553)	31.6	0.0	0.0	0.0	100.0	0.0
Total Alt-A	193,274	186,354	(31,320)	12.9	1.3	1.3	27.0	71.7	8.0

Home equity loan ABS:
Subprime	622	511	(88)	35.3	0.0	0.0	0.0	100.0	88.6

TOTAL	$458,607	$450,538	$(56,937)	9.9%	6.1%	5.8%	43.0%	51.2%	11.5%
__________
1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy as of March 31, 2012. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of March 31, 2012.

2	Represents the lowest ratings available for each security based on NRSROs.
3	Excludes investments held as of March 31, 2012 that have been paid down in full as of April 30, 2012.

Other-than-temporary Impairment – As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value of our private-label MBS/ABS since mid-2009, the fair values of the majority of the private-label MBS/ABS in our held-to-maturity portfolio remain below amortized cost as of March 31, 2012. However, based upon the OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 30 private-label MBS/ABS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 156 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS/ABS that have declined in value.

See Note 3 of the Notes to Financial Statements under Item 1 for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of our private-label residential MBS and home equity loan ABS. Certain private-label MBS/ABS backed by multi-family and commercial real estate loans, home equity lines of credit, and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee. We analyzed these private-label MBS/ABS for OTTI using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 8.5 percent of our total private-label MBS/ABS UPB.

We perform OTTI analysis on 100 percent of our private-label residential MBS/ABS portfolio, excluding private-label commercial MBS. To the extent underlying collateral data is available in the loan information data source for our private-label MBS/ABS, we perform OTTI cash flow analysis using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS/ABS where underlying collateral data was not available, we used other methods to assess these securities for OTTI. The risk models and loan information data sources used in 2012 were the same as in 2011.

Tables 27 and 28 present a summary of the significant inputs used to evaluate all non-Agency MBS/ABS for OTTI for the quarter ended March 31, 2012 as well as related current credit enhancement. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 27

Private-label residential MBS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2006	11.1%	7.0-13.2%	15.0%	9.2-27.2%	40.3%	34.2-43.0%	4.4%	3.0-5.3%
2005	12.4	7.5-17.3	11.3	3.1-18.4	35.1	28.2-38.4	5.7	2.0-12.2
2004 and prior	16.2	5.9-44.9	7.2	0.0-29.3	26.1	0.0-47.8	9.5	2.4-51.3
Total prime	14.9	5.9-44.9	8.7	0.0-29.3	29.3	0.0-47.8	8.2	2.0-51.3

Alt-A:
2005	8.8	3.5-10.5	22.8	11.9-61.7	39.2	28.2-44.0	6.4	1.0-28.3
2004 and prior	11.4	5.9-18.2	15.7	2.6-45.9	31.2	18.7-45.1	12.7	4.6-68.9
Total Alt-A	10.6	3.5-18.2	17.9	2.6-61.7	33.6	18.7-45.1	10.8	1.0-68.9

TOTAL	13.2%	3.5-44.9%	12.4%	0.0-61.7%	31.0%	0.0-47.8%	9.3%	1.0-68.9%

Table 28

Home Equity Loan ABS
Year of Securitization	Significant Inputs						Current Credit Support
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities
	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	2.8%	1.1-3.3%	8.7%	4.7-13.9%	89.5%	77.8-98.1%	2.8%	0.0-18.6%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the quarter ended March 31, 2012, we did not identify any non-MBS/ABS securities as having impairment.

Based upon the evaluation of all outstanding non-Agency MBS/ABS for OTTI, we have recognized OTTI on 30 private-label MBS/ABS from 2008 through the first quarter of 2012, including four securities that were initially identified as other-than-temporarily impaired in the first three months of 2012. Subsequent to their initial OTTI classification, some of these securities experienced further OTTI losses in ensuing quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations. See Note 3 of the Notes to the Financial Statements under Item 1 for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines are projected to range from 5.0 percent to 13.0 percent over the 3- to 9-month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Table 29 presents projected home price recovery ranges by months under the adverse case scenario. See Note 3 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI.

Table 29

Months	Recovery Range of Annualized Rates
1 – 6	0.0 – 1.9%
7 – 18	0.0 – 2.0
19 – 24	0.7 – 2.7
25 – 30	1.3 – 2.7
31 – 42	1.3 – 3.4
43 – 66	1.3 – 4.0
Thereafter	1.5 – 3.8

Table 30 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended March 31, 2012 using base-case housing price index assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 30

Housing Price Scenarios As of 03/31/2012
Security Type	Base Case1			Results Under Hypothetical Stress Test Scenario2
	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Private-label RMBS:
Prime	4	$21,955	$358	5	$24,493	$479
Alt-A	8	56,390	173	14	109,744	1,911
Total private-label RMBS	12	78,345	531	19	134,237	2,390

Home equity loan ABS:
Subprime	3	2,089	58	4	2,640	122
TOTAL	15	$80,434	$589	23	$136,877	$2,512
__________
1
Represents OTTI credit losses for the quarter ended March 31, 2012 that were recognized on 15 of our 30 OTTI securities. No additional OTTI credit losses were recognized on the other 15 OTTI securities.

2	Represents OTTI credit losses that would have been recognized for the quarter ended March 31, 2012 and includes OTTI credit losses on 22 of our 30 OTTI securities.

Deposits: We offer deposit programs for the benefit of our members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and the majority of the deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the low interest rate environment, management established a floor of 5 bps on demand deposits and 15 bps on overnight deposits in June 2009. The floor on overnight deposits was decreased even further from 15 bps to 10 bps in October 2011. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, our deposit pricing as compared to other short-term market rates and members’ desire to pledge overnight deposits as collateral. The majority of the increase in deposit balances during the first three months of 2012 can be attributed to several institutions with significant increases in their overnight deposit accounts related to the pledging of these deposits to us as collateral for credit obligations. Deposit balances as of March 31, 2012 reflect more common levels for us. Balances as of December 31, 2011 were lower than prior and subsequent months. Overall deposits could decline during the remainder of 2012 if demand for loans at member institutions increase, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of our ready access to the capital markets through consolidated obligations, however, we expect to be able to replace any reduction in deposits with similarly priced or lower cost borrowings.

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted under “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management” under Item 3, we use debt with a variety of maturities and option characteristics to manage our interest rate risk profile. We make extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets, we typically either issue a bond that has a variable rate matching the asset index or utilize swaps to change the bond’s characteristics in order to match the asset’s index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments.

Discount notes are primarily used to fund: (1) shorter-term advances or adjustable rate advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use consolidated obligations discount notes, to fund longer-term assets, including fixed rate assets, variable rate assets or assets swapped to synthetically create variable rate assets. The mix between discount notes and bonds was relatively unchanged over the period, remaining at approximately 34 percent and 66 percent, respectively.

We monitor the spread between one- and three-month LIBOR and the overnight Federal funds target rate because we occasionally have assets with rates that are sensitive to Federal funds rate changes funded with liabilities that are tied to LIBOR. The spread between these two indices began peaking early in the first quarter of 2012 as the European debt crisis resulted in steady increases in LIBOR throughout much of the second half of 2011 and into early 2012. As these concerns lessened, LIBOR, and subsequently the spread to Federal funds, declined throughout the remainder of the first quarter of 2012. At the end of the first quarter of 2012, the spread for three-month LIBOR to the Federal funds target rate decreased to a positive 21.8 bps from a positive 33.1 bps as of December 31, 2011 and the one-month LIBOR spread decreased to a negative 0.9 bps from a positive 4.5 bps as of December 31, 2011. Because of concerns of risk contagion surrounding the European sovereign debt crisis and its possible impact on LIBOR rates, we have managed our balance sheet throughout the first quarter of 2012 to minimize our LIBOR basis risk and, in general, to maintain balances of liabilities that are indexed to LIBOR or swapped to LIBOR less than or approximately proportional to our assets that are indexed to LIBOR or swapped to LIBOR.

We continued to issue unswapped callable debt with relatively short lockout periods (three months to one year) to fund fixed rate assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. During the first three months of 2012, we called $2.6 billion of unswapped callable bonds and issued $2.6 billion of new unswapped callable bonds with similar structures. The issuances were primarily used to refinance called debt used to fund fixed rate mortgage assets and some fixed rate advances. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 6 and 7 under Item 2 – “Financial Review – Results of Operations” for further information. Refinancing debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt being retired. However, this is typically partially offset by the lower rate on the debt and by funding benefits from timing differences between the date the debt is called and the date the replacement date is settled. The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during the first three months of 2012 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which helps protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For a further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

While we had stable access to funding markets for the first quarter of 2012, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations which will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

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

The notional amount of total derivatives outstanding increased by $0.3 billion from December 31, 2011 to March 31, 2012 primarily because of the increase in swapped non-callable bonds and swapped step-up bonds, which was partially offset by a decrease in swapped variable rate bonds. For additional information regarding the types of derivative instruments and risks hedged, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” specifically Tables 40 and 41, which quantify the notional and fair value amounts as of March 31, 2012 and December 31, 2011.

Liquidity and Capital Resources
Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. See “Risk Management – Liquidity Risk Management” under this Item 2. We need liquidity to repay maturing consolidated obligations and other borrowings, to meet advance needs of our members, to make payments of dividends to our members and to repurchase excess capital stock at our discretion, whether upon the submission of a redemption request by a member or at our own initiative (mandatory stock repurchases), and to meet other financial obligations.

A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates.

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income and proceeds from securities purchased under agreements to resell (i.e., reverse repurchase agreements) or the sale of unencumbered assets. Uses of liquidity include issuing advances, funding or purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments and contingent funding or purchase obligations including letters of credit and standby bond purchase agreements.

Total cash and short-term investments, which includes investments with remaining maturities of one year or less, term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, increased significantly from $3.6 billion as of December 31, 2011 to $4.5 billion as of March 31, 2012. Total cash and short-term investments increased as a result of notable pay downs in advances, large increases in deposits and relatively unchanged leverage. Cash and short-term investments had declined significantly in the latter part of the third quarter of 2011 and the fourth quarter of 2011 as a result of management actions to: (1) reduce non-MBS investments as a percentage of total assets; and (2) further reduce exposure to unsecured investments with counterparties in Europe and below certain credit ratings thresholds (single-A or below). The maturities of short-term investments are structured to provide periodic cash flows to support ongoing liquidity needs. To enhance our liquidity position short-term investment securities (i.e., commercial paper, marketable certificates of deposit and bank notes) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. As of March 31, 2012 and December 31, 2011, the par value of these debentures was $2.4 billion.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. While the minimum regulatory total capital requirement is 4.00 percent (25:1 asset to capital leverage), and our RMP minimum is 4.04 percent (24.75:1 asset to capital leverage), we managed assets, liabilities and capital considerably above these regulatory and policy minimums. We currently target a range for our total regulatory capital ratio between 5.56 percent (18:1 asset to capital leverage) and 5.00 percent (20:1 asset to capital leverage). As a result of managing leverage within our current target range, we have the capacity, should the need arise, to borrow an amount approximately equal to five to seven times our current capital position before we reach any leverage limitation as a result of the minimum regulatory or RMP capital requirements. Our operating capital ratio target helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily initiated at our discretion to adjust our balance sheet size; or (2) upon the submission of a redemption request by a member. While we generally target a specific range for our asset to capital leverage ratio, our actual performance relative to that target may vary in response to market conditions and/or investment opportunities. As mentioned in the previous paragraph, during late 2011 we began targeting our level of non-MBS investments as a means of managing our unsecured credit risk. For this reason, it is possible that our leverage may fall below the targeted leverage ratio range from time-to-time as the targeting of the level of non-MBS investments, at times, will take precedence over targeting a specific leverage ratio.

We are subject to five metrics for measuring liquidity, and we have remained in compliance with each of these liquidity requirements throughout the first three months of 2012 (see “Risk Management – Liquidity Risk Management” for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding decreased to 74 days as of March 31, 2012 from 97 days as of December 31, 2011. The weighted average original maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, bank notes and commercial paper), non-earning cash left in our Federal Reserve account and reverse repurchase agreements decreased to 22 days as of March 31, 2012 from 48 days as of December 31, 2011. As a result of the sharp decline in the weighted average maturity of these short-term assets, the mismatch of discount notes and our money market investment portfolio increased slightly from 49 days on December 31, 2011 to 52 days on March 31, 2012. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will marginally increase our cost of funds, which could negatively impact our earnings.

We sometimes leave cash in our non-earning Federal Reserve account at the end of the day if the money cannot be sold in the overnight Federal funds market to approved counterparties at an adequate return. We left $499.4 million in our Federal Reserve account on March 30, 2012 compared to $116.0 million on December 30, 2011.

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

Capital: We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and our capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. As of March 31, 2012, we were in compliance with all three capital requirements (see Note 12 in the Notes to Financial Statements under Item 1).

The following are highlights from our capital plan (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital” in our annual report on Form 10-K for additional details):
▪	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
▪	Both classes have $100 par value and both are defined as common stock;
▪
Class A Common Stock is required for membership. The initial membership requirement is 0.2 percent of total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 10,000 shares ($1,000,000). The asset-based requirements are the current requirements, but are subject to change by our Board of Directors within ranges specified in the capital plan. The membership, or asset-based, stock requirement, is recalculated once a year except in the case of mergers. Class A Common Stock, up to a member’s asset-based stock requirement, is used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member; and

▪
To the extent that a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with us.

On May 10, 2012, the Board of Directors approved a proposal to decrease the amount of Class A stock needed to meet the initial membership requirement. The requirement will be changed from 0.2 percent of each member’s total assets to 0.1 percent with the cap reduced from $1,000,000 to $500,000 beginning May 14, 2012. The new requirements are within ranges established in our capital plan. These changes will take place over the course of the second quarter of 2012 and through July 13, 2012, with all Class A required stock balances being adjusted by that date.

As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. The amount of excess stock held by members was relatively unchanged from December 31, 2011 to March 31, 2012 in spite of the fact that we pay our quarterly dividends in the form of Class B Common Stock. This is attributable to capital management practices initiated and a common practice by some of our members to request redemptions of excess stock and our subsequent repurchase.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previously unrestricted retained earnings, subject to Finance Agency regulation and our capital plan.

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

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend. We also expect that the differential between the two classes of stock for the remainder of 2012 will remain close to the differential for the first quarter of 2012, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends.

We expect to continue paying dividends primarily in the form of capital stock (cash dividends are paid for partial shares and for all dividends to former members) for the remainder of 2012, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Excess stock was 0.92 percent of total assets as of March 31, 2012. If we were to change our prior practice and pay dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to meet retained earnings thresholds and return an acceptable dividend to our members. Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry, and sustain and prosper over the long term. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal auditors, external auditors, Finance Agency examiners and independent consultants subject our practices to additional scrutiny, further strengthening the process.

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to us and institute the prompt and effective management of any major risk exposures, including any new or emerging risks. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. As set forth in our Enterprise Risk Management and Internal Control Policy, we define ERM as a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. Our ERM program is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

Our Risk Philosophy Statement establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or that we won’t be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management ensure that there is a common understanding of our desired risk profile which enhances the ability of both to make improved strategic and tactical decisions.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. Our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. A Risk Oversight Committee of the Board of Directors assists the Board in fulfilling its fiduciary responsibilities by providing oversight of our ERM program, including monitoring and evaluating our enterprise risk exposure. In addition to establishing the formal risk philosophy and risk appetite statements and reviewing the annual and business unit risk assessment reports, the Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, the Strategic Planning Group, the Market Risk Analysis Committee, the Credit Underwriting Committee, the Operations Risk Committee, the Disclosure Committee and the Asset/Liability Committee, oversee our risk management process. For more detailed information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in the annual report on Form 10-K, incorporated by reference herein.

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

Credit risk arises partly as a result of lending and Acquired Member Assets (AMA) activities (net of members’ performance under CE obligations on mortgage loans acquired through the MPF Program). We manage our exposure to credit risk on advances, letters of credit and AMA activities through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the First Loss Account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. See Item 1 – “Business – Mortgage Loans” in the annual report on Form 10-K for additional discussion on the FLA, PMI and SMI. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because the FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, trends that could identify risks with our mortgage loan portfolio are reviewed, including borrower payment history, low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that we hold no mortgage loans that would be considered subprime at origination. Table 31 presents the unpaid principal balance and maximum coverage outstanding with third-party PMI for seriously delinquent loans as of March 31, 2012 (in thousands):

Table 31

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Mortgage Guaranty Insurance Co.	Single-B	$1,650	$452
Genworth Mortgage Insurance Corp.	Single-B	1,728	424
Republic Mortgage Insurance4	R	835	239
United Guaranty Residential Insurance Co.	Triple-B	870	205
Radian Guaranty, Inc.	Single-B	630	201
All others5		17,890	133
TOTAL		$23,603	$1,654
__________
1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of April 30, 2012.
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

4
PMI provider has been directed to only pay out 50 to 60 percent of their claim amounts as a result of their current financial condition. The remainder of the claim payments has been deferred to a later date. Credit Rating of R denotes the PMI provider is under regulatory supervision because of its financial condition.

5	Includes the unpaid principal balance of all remaining seriously delinquent loans as of March 31, 2012 regardless of whether or not there is third-party PMI.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio primarily represents unsecured credit and securities purchased under agreement to resell. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on at least a quarterly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by Agencies, CMOs securitized by Agencies, private-label MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 23), but all of the downgraded securities have been and are currently paying according to contractual agreements. As of March 31, 2012, approximately 85 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities classified as being backed by subprime mortgage loans are private-label home equity ABS. We have potential credit risk exposure to ABS that are insured by two of the monoline bond insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. At the time the securities were purchased, the insurer was required to be rated no lower than double-A. We monitor the credit ratings daily and capital adequacy, financial performance, and relevant market indicators quarterly for all primary mortgage insurers and secondary mortgage insurers. For master servicers to which we have potential credit risk exposure, ratings are monitored monthly and capital adequacy and financial performance are analyzed annually. Other long-term investments include senior unsecured GSE securities, U.S. guaranteed debentures (by FDIC) and collateralized state and local housing finance agency securities.

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

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on the derivatives, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net swap transactions by counterparty. Derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of March 31, 2012 is indicated in Table 32 (in thousands):

Table 32

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Double-A	$4,102,000	$7,937	$0	$7,937
Single-A	21,230,641	4,068	0	4,068
Subtotal	25,332,641	12,005	0	12,005
Member Institutions1	346,357	1,327	1,327	0
TOTAL	$25,678,998	$13,332	$1,327	$12,005

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on our behalf or collateral assigned to us as evidenced by a written security agreement and held by the member for our benefit.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2011 is indicated in Table 33 (in thousands):

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

Table 34 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the lowest rating published by Moody’s or S&P is used) as of March 31, 2012:

Table 34

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
Bank of New York Mellon	Double-A	46.1%
Bank of America NA	Single-A	19.6
Rabobank International	Double-A	9.4
Deutsche Bank AG	Single-A	8.6
HSBC Bank USA	Double-A	6.4
JP Morgan Chase Bank	Single-A	5.7
All other counterparties		4.2

Table 35 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the lowest rating published by Moody’s or S&P is used) as of December 31, 2011:

Table 35

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
Bank of New York Mellon	Double-A	36.6%
Bank of America NA	Single-A	30.2
Rabobank International	Double-A	9.3
Deutsche Bank AG	Single-A	8.9
HSBC Bank USA	Double-A	7.0
All other counterparties		8.0

Foreign Counterparty Risk – Cross-border outstandings are defined as loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets payable to us by entities of foreign countries, regardless of the currency in which the claim is denominated. Our cross-border outstandings consist primarily of short-term trading securities and term Federal funds sold issued by banks and other financial institutions, which are non-sovereign entities, and derivative asset exposure with counterparties that are also non-sovereign entities. Due to their short-term (overnight) maturity terms, overnight Federal funds sold and overnight securities purchased under agreements to resell (i.e., secured reverse repurchase agreements) that are settled daily are excluded from cross-border outstandings.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

In the latter part of the third quarter of 2011, management consciously decided to change the composition of our investments by increasing the use of secured reverse repurchase agreements and transitioning away from unsecured credit exposure with foreign entities and counterparties below certain credit ratings thresholds (single-A or below) for the more favorable credit profile of domestic GSEs.

Table 36 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of March 31, 2012 (in thousands):

Table 36

	Australia		Canada		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Term Federal funds sold2	$0	0.0%	$0	0.0%	$100,000	0.3%	$100,000	0.3%

Trading securities3	374,969	1.1	419,811	1.3	0	0.0	794,780	2.4

Derivative assets:
Net exposure at fair value	0		0		23,002		23,002
Cash collateral held	0		0		(20,082)		(20,082)
Net exposure after cash collateral	0	0.0	0	0.0	2,920	0.0	2,920	0.0

TOTAL	$374,969	1.1%	$419,811	1.3%	$102,920	0.3%	$897,700	2.7%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to any individual country that totaled between 0.75 and 1.0 percent of our total assets as of March 31, 2012.

2	Consists of one term Federal funds sold transaction with a remaining maturity of less than one week.
3	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 37 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2011 (in thousands):

Table 37

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We have remained in compliance with each of these liquidity requirements throughout the first quarter of 2012.

We generally maintained stable access to the capital markets throughout the first three months of 2012. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of March 31, 2012 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade from double-A to single-A if the downgrade was effective at that time, and such amounts would not have any material impact to our financial condition or results of operations.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Regulatory and Legislative Developments
As discussed in our 2011 Form 10-K, the legislative and regulatory environment for the FHLBank continues to undergo rapid change driven principally by reforms pursuant to the Housing and Economic Recovery Act of 2008 (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act). Significant regulatory actions and developments for the period covered by this report are summarized below.

Dodd-Frank Act: As discussed under Legislation and Regulatory Developments in our 2011 Form 10-K, the Dodd-Frank Act will likely impact our business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their liquidity and housing finance missions. However, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

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

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, recordkeeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K. At this time, we do not expect to have to comply with such requirements until the beginning of 2013, at the earliest.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, it is likely that we will not be required to register as either a major swap participant or as a swap dealer based on the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk. However, it is possible that we could be required to register with the CFTC as a swap dealer if we continue to offer the intermediated swaps we have historically entered into with our members. Moreover, the CFTC and the SEC have not finalized their rules further defining “swap.”

The CFTC, SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012. Together with the other FHLBanks, we are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. We are also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act’s new requirements for derivatives.

Regulation of Certain Nonbank Financial Companies:
Financial Stability Oversight Council (FSOC) Issues Final Rule and Interpretive Guidance on Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the FSOC issued a final rule to implement section 113 of the Dodd-Frank Act, which gives the FSOC the authority to require that a nonbank financial company be supervised by the Board of Governors and be subject to enhanced prudential standards. Under the final rule, the FSOC has established a three-stage process to assist in the determination of whether an entity should be supervised by the Board of Governors. Under the first stage, the FSOC will identify those U.S. nonbank financial companies that have $50 billon or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether the company has $20 billion or more of borrowings outstanding. A company that meets the standards identified in the first stage would proceed to the second stage, where the FSOC would conduct a comprehensive analysis of the potential for the identified nonbank financial companies to pose a threat to U.S. financial stability. Stage three builds on the quantitative and qualitative information provided through the first two stages of the review and the FSOC will determine whether to subject a nonbank financial company to Board of Governors supervision and prudential standards based on the results of the analyses conducted during each stage of the review. The final rule will become effective on May 11, 2012.

Board of Governors Issues Proposed Prudential Standards. On January 5, 2012, the Board of Governors issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the FSOC as posing a threat to the U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Additional Developments). Comments on the proposed rule were due by April 30, 2012.

Significant Finance Agency Regulatory Actions:
Finance Agency Issues Advisory Bulletin on Classification of Assets. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investments. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on our results of operations or financial condition.

Finance Agency Issues Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule prohibiting Fannie Mae, Freddie Mac and the FHLBanks (the Regulated Entities) from purchasing, investing or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, or securities backed by the income stream from such covenants, except for certain limited types of private transfer fee covenants. The final rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral. Pursuant to the final rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants, if those covenants are created on or after February 8, 2011, to securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Regulated Entities are required to comply with the final rule by July 16, 2012.

Finance Agency Issues Advance Notice of Proposed Rulemaking on Mortgage Assets Affected by PACE Programs. On January 26, 2012, the Finance Agency issued an advance notice of proposed rulemaking on mortgage assets affected by Property Assessed Clean Energy (PACE) programs. PACE programs provide a means of financing certain kinds of home-improvement projects. Specifically, PACE programs permit local governments to provide financing to property owners for the purchase of energy-related home-improvement projects. The Finance Agency identified that it is concerned that PACE programs that involve subordination of any mortgage holder’s security interest in the underlying property to that of the provider of PACE financing may increase the financial risk borne by Fannie Mae and Freddie Mac as holders of mortgages on properties subject to PACE obligations, as well as mortgage-backed securities based on such mortgages. The proposed action would direct the Enterprises not to purchase any mortgage that is subject to a first-lien PACE obligation or that could become subject to first-lien PACE obligations without the consent of the mortgage holder. Comments on the advance notice of proposed rulemaking were due by March 26, 2012.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. Even though all of our DOE measurements were inside Board of Director established operating ranges as of March 31, 2012, we continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our ongoing evaluation processes for determining acceptable future asset/liability management actions.

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

Table 38 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios for recent quarter-end dates:

Table 38

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2012	2.7	0.2	-0.2	1.2	0.7
12/31/2011	0.2	-2.1	-0.4	1.5	0.9
09/30/2011	-0.5	-2.7	-0.4	1.1	1.5
06/30/2011	1.3	-0.5	-0.3	1.9	-1.5
03/31/2011	1.8	0.0	-1.0	1.7	-2.9

The DOE as of March 31, 2012 increased in the base (became less negative) and up 200 basis point scenarios and decreased in the down 200 basis point instantaneous shock scenario from December 31, 2011. All DOE results continue to remain inside or at our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The primary factors contributing to the changes in duration during the first quarter were the continued growth in our mortgage loan portfolio, actions taken by management, primarily the continued issuance of callable consolidated obligation bonds with short lock-out periods and the purchase of Agency variable rate MBS/CMOs with embedded interest rate caps.

The continued growth in the mortgage loan portfolio during the first quarter of 2012, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” typically results in an absolute lengthening of the duration profile of assets since new production loans generally have a longer duration than existing/refinanced assets and typically provide a net positive duration impact for the portfolio. Also, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances,” the overall balance of advances during the period again experienced a steady decline, also contributing to the mortgage loan portfolio becoming a larger portion of the balance sheet and generating a magnification of the mortgage loan portfolio lengthening. This magnification occurs when a portfolio weighting as a percent of the overall balance sheet changes based on changes in other portfolios, causing the remaining portfolios to be a larger component of the overall total. In this case, when advances decline, the mortgage loan portfolio effectively increases as a total proportion of total assets, causing the duration of the mortgage loan portfolio to contribute more impact to the overall DOE.

To effectively manage the continued growth of the mortgage loan portfolio and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months to one year) positioned us to replace called bonds as the interest rate environment declined at different times during the period. In addition, issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of unswapped callable bond calls and reissuance in relation to mortgage portfolios is discussed below, as well as in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

As noted in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments,” we purchased $315.8 million of Agency variable rate MBS/CMOs with embedded interest rate caps as allowable according to 12 C.F.R. §1267.3. The addition of mortgage securities typically lengthens the duration of the respective portfolio and generally lengthens DOE. The combination of each of these factors contributed to the net DOE increase in the base and up 200 basis point interest rate shock scenarios and caused the balance sheet to become less liability sensitive.

With respect to the down 200 basis point instantaneous shock scenario, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historic low levels, an instantaneous parallel shock of down 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and up 200 basis point interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The net DOE decrease in the down 200 basis point instantaneous shock scenario is generally a function of the compositional changes in the balance sheet as mentioned previously and to the relative level of the term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

An additional interest rate risk metric we measure is convexity. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

Our purchases of interest rate caps and floors tend to partially offset the negative convexity of mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge and provide an offsetting risk response to the risk profile changes in the Agency variable rate MBS/CMOs. While we purchased $315.8 million of Agency variable rate MBS/CMOs with embedded interest rate caps during the first quarter of 2012, we did not purchase additional interest rate caps during the quarter. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps.

When comparing March 31, 2011 to March 31, 2012, the duration profile shifted in large part from the changes mentioned above, as well as the behavior of the balance sheet as the term structure of interest rates declined and as assets and associated capital levels declined during the period. These declines caused the respective portfolio equity-based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned mortgage loan portfolio shift.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.2 months and –0.3 months as of March 31, 2012 and December 31, 2011, respectively. Again, the slight increase (became less negative) in duration gap during the three months of 2012 was primarily the result of the changes in the mortgage loan portfolio and the funding decisions made by management in response to the declining interest rate environment and the additional purchase of Agency variable rate MBS/CMOs as discussed previously. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates that MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; and (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 39 presents MVE as a percent of TRCS for recent quarter-end reporting periods. As of March 31, 2012, all scenarios are well within the specified limits described previously and much of the relative level in the ratios during the period covered by the table can be attributed to: (1) the increase in mortgage loan market values as rates have declined; (2) the relative value impact of the unswapped callable CO refinancing activity; and (3) the overall decrease in the level of capital stock outstanding.

Table 39

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2012	143	144	142	144	145
12/31/2011	142	140	136	139	141
09/30/2011	141	137	132	134	136
06/30/2011	137	138	136	139	137
03/31/2011	135	137	135	135	135

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

Table 40 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of March 31, 2012 (in thousands):

Table 40

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,176,828	$(196,085)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(150)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,092,157	(320,964)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(5,012)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,011,320	(166,428)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	6,650,533	42,168
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk from MBS prepayments in a declining interest rate environment	Economic Hedge	200,000	5,390
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	249,357	(46)
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate index	Fair Value Hedge	106,803	136
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	5,247,000	227,578
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,070,000	34,732
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,372,000	6,976
Complex consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	136,000	(646)
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,850,000	1,411
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	70,000	16
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	124,000	0
TOTAL				$25,678,998	$(370,924)

Table 41 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2011 (in thousands):

Table 41

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,228,828	$(220,853)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	36,000	(812)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,223,256	(346,886)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(5,075)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,111,320	(187,328)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	6,675,533	45,420
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk from MBS prepayments in a declining interest rate environment	Economic Hedge	200,000	7,295
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	119,945	843
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate index	Fair Value Hedge	106,803	(20)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,780,000	229,919
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,096,000	35,453
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,920,000	18,050
Complex consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	248,000	1,178
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,135,000	(2,202)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	70,000	19
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	136,000	0
TOTAL				$25,333,685	$(424,999)

Item 4: Controls and Procedures

Disclosure Controls and Procedures
Management, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO), conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of the end of the period covered by this report. Based upon that evaluation, our CEO and CAO concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective in: (1) recording, processing, summarizing and reporting information required to be disclosed in the reports that we file or furnish under the Exchange Act within the time periods specified in the SEC’s rules and forms; and (2) ensuring that information required to be disclosed by us in the reports that we file or furnish under the Exchange Act is accumulated and communicated to management, including our CEO and CAO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 19, 2012, incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1
Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 23, 2010, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1	Exhibit 10.1 to the Current Report on Form 8-K, filed February 28, 2012, Pentegra Defined Benefit Plan for Financial Institutions, is incorporated herein by reference as Exhibit 10.1.1
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the FHLBank’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition as of March 31, 2012 and December 31, 2011; (ii) Statements of Income for the Three-month Periods Ended March 31, 2012 and 2011; (iii) Statements of Comprehensive Income for the Three-month Periods Ended March 31, 2012 and 2011; (iv) Statements of Capital for the Three-month Periods Ended March 31, 2012 and 2011; (v) Statements of Cash Flows for the Three-month Periods Ended March 31, 2012 and 2011; and (vi) Notes to the Financial Statements (Unaudited).1

__________
1	Represents a management contract or a compensatory plan or arrangement.
2
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

Federal Home Loan Bank of Topeka

Date: May 10, 2012	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)