Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Topeka
filed 2012-11-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 11/07/2012
Class A Stock, par value $100	5,182,429
Class B Stock, par value $100	8,641,124

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
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

▪	The volume and quality of eligible mortgage loans sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1).

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

1	"Mortgage Partnership Finance, "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$214,082	$116,041
Interest-bearing deposits	856	42
Federal funds sold and securities purchased under agreements to resell	2,794,125	1,040,000

Investment securities:
Trading securities (Note 3)	3,427,364	4,559,163
Held-to-maturity securities1 (Note 3)	5,033,493	4,977,332
Total investment securities	8,460,857	9,536,495

Advances (Notes 4, 6)	17,915,350	17,394,399

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 5)	5,842,055	4,936,805
Less allowance for credit losses on mortgage loans (Note 6)	(5,435)	(3,473)
Mortgage loans held for portfolio, net	5,836,620	4,933,332

Accrued interest receivable	72,088	85,666
Premises, software and equipment, net	9,963	11,379
Derivative assets (Note 7)	13,635	14,038
Other assets	49,881	58,790

TOTAL ASSETS	$35,367,457	$33,190,182

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Note 8)	$1,285,789	$958,445
Non-interest-bearing (Note 8)	55,809	38,926
Total deposits	1,341,598	997,371

Consolidated obligations, net:
Discount notes (Note 9)	10,574,200	10,251,108
Bonds (Note 9)	21,372,807	19,894,483
Total consolidated obligations, net	31,947,007	30,145,591

Overnight loans from other FHLBanks	-	35,000
Mandatorily redeemable capital stock (Note 12)	6,318	8,369
Accrued interest payable	90,082	96,237
Affordable Housing Program (Note 10)	30,322	31,392
Derivative liabilities (Note 7)	120,056	140,213
Other liabilities	52,455	34,562

TOTAL LIABILITIES	33,587,838	31,488,735

Commitments and contingencies (Note 16)

1	Fair value: $5,067,286 and $4,967,585 as of September 30, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited (continued)
(In thousands, except par value)
	September 30,	December 31,
	2012	2011
Capital:
Capital stock outstanding - putable:
Class A ($100 par value; 4,329 and 5,373 shares issued and outstanding) (Note 12)	$432,907	$537,304
Class B ($100 par value; 9,125 and 7,905 shares issued and outstanding) (Note 12)	912,514	790,523
Total capital stock	1,345,421	1,327,827

Retained earnings:
Unrestricted	438,498	395,588
Restricted (Note 12)	22,217	5,873
Total retained earnings	460,715	401,461

Accumulated other comprehensive income (loss) (Note 13)	(26,517)	(27,841)

TOTAL CAPITAL	1,779,619	1,701,447

TOTAL LIABILITIES AND CAPITAL	$35,367,457	$33,190,182

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest-bearing deposits	$135	$65	$367	$126
Federal funds sold and securities purchased under agreements to resell	1,045	412	2,455	2,031
Trading securities	16,980	19,205	53,590	60,875
Held-to-maturity securities	17,101	23,212	54,862	77,576
Advances	37,170	37,064	113,344	117,513
Prepayment fees on terminated advances	693	7,042	3,933	8,987
Mortgage loans held for sale	-	-	-	2,142
Mortgage loans held for portfolio	49,572	50,082	145,633	145,134
Other	443	545	1,397	1,703
Total interest income	123,139	137,627	375,581	416,087

INTEREST EXPENSE:
Deposits	331	804	1,162	2,047
Consolidated obligations:
Discount notes	2,859	1,589	6,261	8,642
Bonds	66,843	74,647	201,493	230,135
Mandatorily redeemable capital stock (Note 12)	8	48	35	152
Other	34	97	145	339
Total interest expense	70,075	77,185	209,096	241,315

NET INTEREST INCOME	53,064	60,442	166,485	174,772
Provision for credit losses on mortgage loans (Note 6)	1,062	327	2,518	1,236
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	52,002	60,115	163,967	173,536

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(13)	(5,847)	(5,105)	(10,074)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	(189)	3,824	3,682	5,597
Net other-than-temporary impairment losses on held-to-maturity securities	(202)	(2,023)	(1,423)	(4,477)
Net gain (loss) on trading securities (Note 3)	(4,447)	24,732	(15,894)	28,299
Net gain (loss) on derivatives and hedging activities (Note 7)	(6,122)	(74,778)	(24,228)	(105,024)
Net gain (loss) on mortgage loans held for sale (Note 5)	-	-	-	4,425
Standby bond purchase agreement commitment fees	1,211	1,022	3,474	3,029
Letters of credit fees	715	816	2,394	2,528
Other	71	728	1,338	1,914
Total other income (loss)	(8,774)	(49,503)	(34,339)	(69,306)

OTHER EXPENSES:
Compensation and benefits	7,286	6,472	22,190	21,898
Other operating	2,817	3,556	9,046	10,548
Finance Agency	738	822	2,380	3,134
Office of Finance	466	551	1,661	1,741
Other	897	1,762	3,548	4,338
Total other expenses	12,204	13,163	38,825	41,659

INCOME (LOSS) BEFORE ASSESSMENTS	31,024	(2,551)	90,803	62,571

Affordable Housing Program (Note 10)	3,103	(250)	9,084	5,091
REFCORP (Note 11)	-	-	-	11,822
Total assessments	3,103	(250)	9,084	16,913

NET INCOME (LOSS)	$27,921	$(2,301)	$81,719	$45,658

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$27,921	$(2,301)	$81,719	$45,658

Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(13)	(5,246)	(4,634)	(8,734)
Reclassification of non-credit portion included in net income	202	1,422	952	3,137
Accretion of non-credit portion	1,449	1,079	4,628	3,167
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,638	(2,745)	946	(2,430)

Defined benefit pension plan:
Amortization of net loss	126	79	378	257

Total other comprehensive income (loss)	1,764	(2,666)	1,324	(2,173)

TOTAL COMPREHENSIVE INCOME (LOSS)	$29,685	$(4,967)	$83,043	$43,485

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
										Accumulated
	Capital Stock1									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	14,544	$1,454,396	$351,754	$-	$351,754	$(22,672)	$1,783,478
Proceeds from issuance of capital stock	59	5,923	1,000	99,959	1,059	105,882					105,882
Repurchase/redemption of capital stock	-	-	(35)	(3,354)	(35)	(3,354)					(3,354)
Comprehensive income (loss)							45,658	-	45,658	(2,173)	43,485
Net reclassification of shares to mandatorily redeemable capital stock	(1,384)	(138,386)	(797)	(79,743)	(2,181)	(218,129)					(218,129)
Net transfer of shares between Class A and Class B	1,325	132,521	(1,325)	(132,521)	-	-					-
Dividends on capital stock (Class A - 0.4%, Class B - 3.2%):
Cash payment							(293)		(293)		(293)
Stock issued			203	20,256	203	20,256	(20,256)		(20,256)		-
BALANCE SEPTEMBER 30, 2011	5,934	$593,444	7,656	$765,607	13,590	$1,359,051	$376,863	$-	$376,863	$(24,845)	$1,711,069

										Accumulated
	Capital Stock1									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2011	5,373	$537,304	7,905	$790,523	13,278	$1,327,827	$395,588	$5,873	$401,461	$(27,841)	$1,701,447
Proceeds from issuance of capital stock	38	3,790	3,164	316,455	3,202	320,245					320,245
Repurchase/redemption of capital stock	(680)	(68,021)	(159)	(15,890)	(839)	(83,911)					(83,911)
Comprehensive income (loss)							65,375	16,344	81,719	1,324	83,043
Net reclassification of shares to mandatorily redeemable capital stock	(558)	(55,790)	(1,852)	(185,200)	(2,410)	(240,990)					(240,990)
Net transfer of shares between Class A and Class B	156	15,624	(156)	(15,624)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(215)		(215)		(215)
Stock issued			223	22,250	223	22,250	(22,250)		(22,250)		-
BALANCE SEPTEMBER 30, 2012	4,329	$432,907	9,125	$912,514	13,454	$1,345,421	$438,498	$22,217	$460,715	$(26,517)	$1,779,619

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine-month Period Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$81,719	$45,658
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(19,207)	(28,603)
Concessions on consolidated obligations	14,235	8,258
Premiums and discounts on investments, net	(1,568)	(1,985)
Premiums and discounts on advance, net	(9,627)	(17,399)
Premiums, discounts and deferred loan costs on mortgage loans, net	13,834	4,511
Fair value adjustments on hedged assets or liabilities	13,759	16,786
Premises, software and equipment	1,640	2,157
Other	378	257
Provision for credit losses on mortgage loans	2,518	1,236
Non-cash interest on mandatorily redeemable capital stock	33	147
Net other-than-temporary impairment losses on held-to-maturity securities	1,423	4,477
Net realized (gain) loss on sale of mortgage loans held for sale	-	(4,425)
Net realized (gain) loss on disposals of premises, software and equipment	614	(6)
Other (gains) losses	238	163
Net (gain) loss on trading securities	15,894	(28,299)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	43,333	126,221
(Increase) decrease in accrued interest receivable	13,565	13,761
Change in net accrued interest included in derivative assets	(23,053)	(17,518)
(Increase) decrease in other assets	3,667	1,138
Increase (decrease) in accrued interest payable	(6,154)	(25,135)
Change in net accrued interest included in derivative liabilities	5,517	6,326
Increase (decrease) in Affordable Housing Program liability	(1,070)	(9,711)
Increase (decrease) in REFCORP liability	-	(8,014)
Increase (decrease) in other liabilities	230	2,586
Total adjustments	70,199	46,929
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	151,918	92,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	(19,834)	(274,761)
Net (increase) decrease in Federal funds sold	(5,000)	1,055,000
Net (increase) decrease in securities purchased under resale agreements	(1,749,125)	-
Net (increase) decrease in short-term trading securities	1,057,829	346,813
Proceeds from sale of long-term trading securities	-	284,445
Proceeds from maturities of and principal repayments on long-term trading securities	458,045	571,237
Purchases of long-term trading securities	(399,975)	(1,032,403)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,289,419	1,347,384
Purchases of long-term held-to-maturity securities	(1,317,566)	-
Principal collected on advances	26,052,711	23,868,006
Advances made	(26,572,683)	(21,386,449)
Proceeds from sale of mortgage loans held for sale	-	111,444
Principal collected on mortgage loans	1,091,003	523,594
Purchase or origination of mortgage loans	(2,013,700)	(1,136,161)
Proceeds from sale of foreclosed assets	6,722	4,766
Principal collected on other loans made	1,374	1,285
Proceeds from sale of premises, software and equipment	24	24
Purchases of premises, software and equipment	(862)	(1,057)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,121,618)	4,283,167

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited (continued)
(In thousands)
	Nine-month Period Ended September 30,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$331,646	$986,761
Net proceeds from issuance of consolidated obligations:
Discount notes	53,760,905	52,166,029
Bonds	15,924,786	10,071,191
Payments for maturing and retired consolidated obligations:
Discount notes	(53,438,855)	(54,360,111)
Bonds	(14,406,300)	(11,250,900)
Net increase (decrease) in overnight loans from other FHLBanks	(35,000)	-
Net increase (decrease) in other borrowings	(5,000)	(5,000)
Net interest payments received (paid) for financing derivatives	(57,486)	(61,654)
Proceeds from issuance of capital stock	320,245	105,882
Payments for repurchase/redemption of capital stock	(83,911)	(3,354)
Payments for repurchase of mandatorily redeemable capital stock	(243,074)	(227,058)
Cash dividends paid	(215)	(293)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,067,741	(2,578,507)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	98,041	1,797,247
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,041	260
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$214,082	$1,797,507

Supplemental disclosures:
Interest paid	$210,765	$273,775

Affordable Housing Program payments	$10,400	$14,992

REFCORP payments	$-	$19,836

Net transfers of mortgage loans to real estate owned	$5,770	$4,691

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements – Unaudited
September 30, 2012

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of September 30, 2012 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$112,987	$-	$-	$-	$-	$-	$-
Certificates of deposit	448,898	-	-	-	-	-	-
TLGP obligations1	201,922	-	-	-	-	-	-
Government-sponsored enterprise obligations2,3	2,386,135	-	-	-	-	-	-
State or local housing agency obligations	-	71,361	-	71,361	221	8,130	63,452
Non-mortgage-backed securities	3,149,942	71,361	-	71,361	221	8,130	63,452
Mortgage-backed securities:
U.S. obligation residential4	1,311	89,685	-	89,685	632	-	90,317
Government-sponsored enterprise residential5	276,111	4,325,426	-	4,325,426	44,391	366	4,369,451
Private-label mortgage-backed securities:
Residential loans	-	545,958	22,570	568,528	5,978	32,766	541,740
Home equity loans	-	1,063	243	1,306	1,036	16	2,326
Mortgage-backed securities	277,422	4,962,132	22,813	4,984,945	52,037	33,148	5,003,834
TOTAL	$3,427,364	$5,033,493	$22,813	$5,056,306	$52,258	$41,278	$5,067,286

1	Represents corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
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

3	See Note 18 for transactions with other FHLBanks.
4	Represents mortgage-backed securities (MBS) issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2011 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$599,482	$-	$-	$-	$-	$-	$-
Certificates of deposit	1,019,520	-	-	-	-	-	-
TLGP obligations1	494,236	-	-	-	-	-	-
Government-sponsored enterprise obligations2,3	2,098,844	-	-	-	-	-	-
State or local housing agency obligations	-	84,548	-	84,548	78	10,121	74,505
Non-mortgage-backed securities	4,212,082	84,548	-	84,548	78	10,121	74,505
Mortgage-backed securities:
U.S. obligation residential4	1,380	18,167	-	18,167	760	-	18,927
Government-sponsored enterprise residential5	345,701	4,064,679	-	4,064,679	39,197	1,976	4,101,900
Private-label mortgage-backed securities:
Residential loans	-	771,478	23,402	794,880	4,585	67,023	732,442
Commercial loans	-	37,077	-	37,077	573	-	37,650
Home equity loans	-	1,383	357	1,740	503	82	2,161
Mortgage-backed securities	347,081	4,892,784	23,759	4,916,543	45,618	69,081	4,893,080
TOTAL	$4,559,163	$4,977,332	$23,759	$5,001,091	$45,696	$79,202	$4,967,585

1	Represents corporate debentures guaranteed by the FDIC under the TLGP.
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

As of September 30, 2012 and December 31, 2011, 52.8 percent and 34.8 percent, respectively, of the FHLBank’s fixed rate trading securities were swapped to a floating rate. All of the swapped securities are non-MBS GSE obligations. Additionally, the FHLBank’s variable rate MBS/collateralized mortgage obligations (CMO), which have embedded caps, are hedged using interest rate caps.

The amortized cost of the FHLBank’s MBS/asset-backed securities (ABS) included credit losses, OTTI-related accretion adjustments and purchase premiums and discounts netting to discount amounts of $11,609,000 and $13,134,000 as of September 30, 2012 and December 31, 2011, respectively.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of September 30, 2012. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$-	$-	$41,446	$8,130	$41,446	$8,130
Non-mortgage-backed securities	-	-	41,446	8,130	41,446	8,130
Mortgage-backed securities:
Government-sponsored enterprise residential1	101,035	166	152,900	200	253,935	366
Private-label mortgage-backed securities:
Residential loans	6,690	49	255,079	32,717	261,769	32,766
Home equity loans	-	-	464	16	464	16
Mortgage-backed securities	107,725	215	408,443	32,933	516,168	33,148
TOTAL TEMPORARILY IMPAIRED SECURITIES	$107,725	$215	$449,889	$41,063	$557,614	$41,278
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

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$29,215	$2,970	$24,610	$7,151	$53,825	$10,121
Non-mortgage-backed securities	29,215	2,970	24,610	7,151	53,825	10,121
Mortgage-backed securities:
Government-sponsored enterprise residential1	122,180	96	579,599	1,880	701,779	1,976
Private-label mortgage-backed securities:
Residential loans	77,231	507	373,008	66,516	450,239	67,023
Home equity loans	-	-	442	82	442	82
Mortgage-backed securities	199,411	603	953,049	68,478	1,152,460	69,081
TOTAL TEMPORARILY IMPAIRED SECURITIES	$228,626	$3,573	$977,659	$75,629	$1,206,285	$79,202
__________
1
Represents MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2012 and December 31, 2011 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	09/30/2012			12/31/2011
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$-	$-	$-	$-	$-	$-
Due after one year through five years	-	-	-	-	-	-
Due after five years through 10 years	23,055	23,055	20,863	5,095	5,095	5,095
Due after 10 years	48,306	48,306	42,589	79,453	79,453	69,410
Non-mortgage-backed securities	71,361	71,361	63,452	84,548	84,548	74,505
Mortgage-backed securities	4,984,945	4,962,132	5,003,834	4,916,543	4,892,784	4,893,080
TOTAL	$5,056,306	$5,033,493	$5,067,286	$5,001,091	$4,977,332	$4,967,585

Interest Rate Payment Terms: The following table details interest rate payment terms for the amortized cost of held-to-maturity securities as of September 30, 2012 and December 31, 2011 (in thousands):

	09/30/2012	12/31/2011
Non-mortgage-backed securities:
Fixed rate	$18,306	$21,088
Variable rate	53,055	63,460
Non-mortgage-backed securities	71,361	84,548

Mortgage-backed securities:
Pass-through securities:
Fixed rate	190	290
Variable rate	490,781	4,841
Collateralized mortgage obligations:
Fixed rate	400,973	684,040
Variable rate	4,093,001	4,227,372
Mortgage-backed securities	4,984,945	4,916,543
TOTAL	$5,056,306	$5,001,091

Gains and Losses: Net gains (losses) on trading securities during the three- and nine-month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Net unrealized gains (losses) on trading securities held as of September 30, 2012	$(4,301)	$37,196	$(13,724)	$46,633
Net unrealized and realized gains (losses) on trading securities sold or matured prior to September 30, 2012	(146)	(12,464)	(2,170)	(18,334)
NET GAIN (LOSS) ON TRADING SECURITIES	$(4,447)	$24,732	$(15,894)	$28,299

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

For state and local housing agency obligations, the FHLBank has determined that, as of September 30, 2012, all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

For Agency MBS, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of September 30, 2012, all of the gross unrealized losses on its Agency MBS are temporary.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The FHLBank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached the trough) to 4 percent. For those markets where further home price declines are anticipated, the declines were projected to occur over the three- to nine-month period beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines were projected to range from 1 percent to 2 percent over the 3-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. The following table presents projected home price recovery by months as of September 30, 2012:

	Recovery Range of Annualized Rates
Months	Low	High

1 - 6	-%	2.8%
7 - 18	-	3.0
19 - 24	1.0	4.0
25 - 30	2.0	4.0
31 - 42	2.0	5.0
43 - 66	2.0	6.0
Thereafter	2.3	5.6

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

As a result of these security-level evaluations, the projected cash flows as of September 30, 2012 on 16 private-label MBS/ABS indicated that the FHLBank would not receive all principal and interest payments throughout the remaining lives of these securities. On seven additional securities, the evaluation resulted in additional credit losses recognized in earnings because the present value of the expected cash flows was less than the amortized cost. An additional nine securities that had been previously identified as other-than-temporarily impaired have had improvements in their cash flows such that neither principal nor interest shortfalls are currently projected. Consequently, the FHLBank expects to recover the entire amortized cost of these securities and to amortize the entire OTTI balance through to maturity. The OTTI amount related to non-credit losses represents the difference between the current fair value of the security and the present value of the FHLBank’s best estimate of the cash flows expected to be collected, which is calculated as described previously. The OTTI amount recognized in OCI is accreted to the carrying value of the security on a prospective basis over the remaining life of the security. That accretion increases the carrying value of the security and continues until the security is sold or matures, or there is an additional OTTI that is recognized in earnings. The FHLBank does not intend to sell any of these securities, nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis of each OTTI security.

For those securities for which an OTTI was determined to have occurred as of September 30, 2012 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following tables present a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS.

Private-label residential MBS
	Significant Inputs									Current Credit
	Prepayment Rates			Default Rates			Loss Severities			Enhancements
	%	Rates/		%	Rates/		%	Rates/		%	Rates/
Year of	Weighted	Range		Weighted	Range		Weighted	Range		Weighted	Range
Securitization	Average	Low	High	Average	Low	High	Average	Low	High	Average	Low	High
Prime:
2004 and prior	7.0%	4.3%	11.3%	13.3%	6.9%	18.2%	26.8%	14.9%	34.8%	8.9%	3.8%	22.0%
2005	15.0	14.5	16.9	11.1	8.1	12.7	37.7	36.7	38.3	4.1	3.4	5.1
Total Prime	11.5	4.3	16.9	12.1	6.9	18.2	32.9	14.9	38.3	6.2	3.4	22.0

Alt-A:
2004 and prior	7.6	6.7	10.8	20.4	18.8	20.8	34.6	31.0	35.7	15.9	14.6	20.3
2005	11.5	11.2	11.5	17.1	16.3	20.8	42.0	41.1	42.2	1.7	0.7	5.9
Total Alt-A	10.6	6.7	11.5	17.9	16.3	20.8	40.3	31.0	42.2	5.0	0.7	20.3

TOTAL	10.9%	4.3%	16.9%	15.7%	6.9%	20.8%	37.6%	14.9%	42.2%	5.4%	0.7%	22.0%

Home Equity Loan ABS
	Significant Inputs									Current Credit
	Prepayment Rates			Default Rates			Loss Severities			Enhancements
	%	Rates/		%	Rates/		%	Rates/		%	Rates/
Year of	Weighted	Range		Weighted	Range		Weighted	Range		Weighted	Range
Securitization	Average	Low	High	Average	Low	High	Average	Low	High	Average	Low	High
Subprime:
2004 and prior	1.4%	1.0%	1.4%	4.5%	4.4%	4.6%	93.1%	92.6%	98.1%	1.2%	-%	13.2%

For the 13 private-label securities on which credit-related OTTI charges were recognized in the Statements of Income during the three-month period ended September 30, 2012, the FHLBank’s reported balances as of September 30, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$23,234	$22,642	$20,852	$21,656
Alt-A	39,698	37,696	25,594	29,658
Total private-label residential MBS	62,932	60,338	46,446	51,314

Home equity loans:
Subprime	778	160	49	382
TOTAL	$63,710	$60,498	$46,495	$51,696

For the 32 private-label securities identified as other-than-temporarily impaired, the FHLBank’s reported balances as of September 30, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$50,825	$49,308	$47,016	$49,095
Alt-A	98,067	90,744	70,466	78,914
Total private-label residential MBS	148,892	140,052	117,482	128,009

Home equity loans:
Subprime	3,777	1,306	1,063	2,326
TOTAL	$152,669	$141,358	$118,545	$130,335

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three-month periods ended September 30, 2012 and 2011 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Three-month Period Ended
	09/30/2012			09/30/2011
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$72	$(59)	$13	$140	$2,182	$2,322
Alt-A	111	(111)	-	1,685	1,840	3,525
Total private-label residential MBS	183	(170)	13	1,825	4,022	5,847

Home equity loan ABS:
Subprime	19	(19)	-	198	(198)	-

TOTAL	$202	$(189)	$13	$2,023	$3,824	$5,847
The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the nine-month periods ended September 30, 2012 and 2011 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

	Nine-month Period Ended
	09/30/2012			09/30/2011
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$472	$122	$594	$687	$2,938	$3,625
Alt-A	855	3,656	4,511	3,517	2,932	6,449
Total private-label residential MBS	1,327	3,778	5,105	4,204	5,870	10,074

Home equity loan ABS:
Subprime	96	(96)	-	273	(273)	-

TOTAL	$1,423	$3,682	$5,105	$4,477	$5,597	$10,074

The following table presents a roll-forward of OTTI activity for the three- and nine-month periods ended September 30, 2012 and 2011 related to credit losses recognized in earnings (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Balance, beginning of period	$11,198	$8,296	$10,342	$5,938
Additional charge on securities for which OTTI was not previously recognized1	1	504	270	1,194
Additional charge on securities for which OTTI was previously recognized1	201	1,519	1,153	3,283
Realized principal losses on securities paid down during the period	(48)	-	(48)	-
Amortization of credit component of OTTI2	(241)	(39)	(606)	(135)
Balance, end of period	$11,111	$10,280	$11,111	$10,280

1
For the three-month periods ended September 30, 2012 and 2011, securities previously impaired represent all securities that were impaired prior to July 1, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, securities previously impaired represent all securities that were impaired prior to January 1, 2012 and 2011, respectively.

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

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of September 30, 2012 and December 31, 2011, the FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 8.01 percent and 0 percent (AHP advances) to 8.01 percent, respectively. The following table presents advances summarized by year of contractual maturity as of September 30, 2012 and December 31, 2011 (in thousands):

	09/30/2012		12/31/2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$3,289,576	1.16%	$2,878,887	1.45%
Due after one year through two years	1,680,008	2.48	1,891,670	2.46
Due after two years through three years	2,446,296	1.89	1,828,334	2.87
Due after three years through four years	1,722,841	2.00	1,594,565	1.94
Due after four years through five years	2,081,084	2.66	1,662,373	2.06
Thereafter	6,164,159	1.53	6,994,666	1.96
Total par value	17,383,964	1.79%	16,850,495	2.03%
Discounts	(32,968)		(29,099)
Hedging adjustments1	564,354		573,003
TOTAL	$17,915,350		$17,394,399

1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2012 and December 31, 2011 include callable advances totaling $6,389,308,000 and $5,864,707,000, respectively. Of these callable advances, there were $6,260,622,000 and $5,811,473,000 of variable rate advances as of September 30, 2012 and December 31, 2011, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of September 30, 2012 and December 31, 2011, the FHLBank had convertible advances outstanding totaling $2,297,742,000 and $2,693,292,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of September 30, 2012 and December 31, 2011 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	09/30/2012	12/31/2011	09/30/2012	12/31/2011
Due in one year or less	$9,349,901	$8,476,239	$5,267,993	$4,983,229
Due after one year through two years	1,246,876	1,541,946	1,711,033	1,940,195
Due after two years through three years	1,683,765	1,637,945	2,370,696	1,786,459
Due after three years through four years	1,158,556	854,065	1,567,591	1,446,465
Due after four years through five years	1,472,754	882,386	1,613,484	1,510,873
Thereafter	2,472,112	3,457,914	4,853,167	5,183,274
TOTAL PAR VALUE	$17,383,964	$16,850,495	$17,383,964	$16,850,495

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2012 and December 31, 2011 (in thousands):

	09/30/2012	12/31/2011
Fixed rate:
Due in one year or less	$1,408,839	$1,572,998
Due after one year	7,903,965	8,254,635
Total fixed rate	9,312,804	9,827,633
Variable rate:
Due in one year or less	1,880,737	1,305,889
Due after one year	6,190,423	5,716,973
Total variable rate	8,071,160	7,022,862
TOTAL PAR VALUE	$17,383,964	$16,850,495

As of September 30, 2012 and December 31, 2011, 63.9 percent and 66.0 percent, respectively, of the FHLBank’s fixed rate advances were swapped to a floating rate.

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

Mortgage Loans Held for Portfolio: The following table presents information as of September 30, 2012 and December 31, 2011 on mortgage loans held for portfolio (in thousands):

	09/30/2012	12/31/2011
Real estate:
Fixed rate, medium-term1, single-family mortgages	$1,666,349	$1,362,379
Fixed rate, long-term, single-family mortgages	4,072,927	3,507,500
Total unpaid principal balance	5,739,276	4,869,879
Premiums	93,991	62,223
Discounts	(4,995)	(6,694)
Deferred loan costs, net	1,738	2,327
Other deferred fees	(354)	(521)
Hedging adjustments2	12,399	9,591
Total before Allowance for Credit Losses on Mortgage Loans	5,842,055	4,936,805
Allowance for Credit Losses on Mortgage Loans	(5,435)	(3,473)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,836,620	$4,933,332

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of September 30, 2012 and December 31, 2011 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

	09/30/2012	12/31/2011
Conventional loans	$5,050,770	$4,266,847
Government-guaranteed or insured loans	688,506	603,032
TOTAL UNPAID PRINCIPAL BALANCE	$5,739,276	$4,869,879

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of September 30, 2012 and December 31, 2011, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2012 and December 31, 2011, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three- and nine-month periods ended September 30, 2012 and 2011.

Based upon the collateral held as security, its credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank has not recorded any allowance for credit losses on credit products.

As of September 30, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 16.

Government Mortgage Loans Held For Portfolio: The FHLBank invests in government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guaranty from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government mortgage loans. Any losses on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by FHA or HUD insurance, or VA or RHS guarantees. In this regard, based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans. Further, due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met, none of these mortgage loans have been placed on non-accrual status.

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
▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement obligation (CE obligation). If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based credit enhancement fees (CE fees) from the PFI; or (2) absorbed by the FHLBank. As of September 30, 2012 and December 31, 2011, the FHLBank’s exposure under the FLA was $28,781,000 and $23,792,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $2,196,000 and $804,000 as of September 30, 2012 and December 31, 2011, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of September 30, 2012 and December 31, 2011, CE obligations available to cover losses in excess of the FLA were $280,135,000 and $213,972,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Gross CE fees paid to PFIs	$1,134	$947	$3,207	$2,764
Performance-based CE fees recovered from PFIs	(42)	(52)	(132)	(150)
Net CE fees paid	$1,092	$895	$3,075	$2,614

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

Rollforward of Allowance for Credit Losses: As of September 30, 2012, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a roll-forward of the allowance for credit losses for the three- and nine-month periods ended September 30, 2012 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2012 (in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$4,443	$-	$-	$-	$4,443
Charge-offs	(70)	-	-	-	(70)
Provision for credit losses	1,062	-	-	-	1,062
Balance, end of three-month period	$5,435	$-	$-	$-	$5,435

Balance, beginning of nine-month period	$3,473	$-	$-	$-	$3,473
Charge-offs	(556)	-	-	-	(556)
Provision for credit losses	2,518	-	-	-	2,518
Balance, end of nine-month period	$5,435	$-	$-	$-	$5,435

Allowance for Credit Losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$5,435	$-	$-	$-	$5,435

Recorded investment1, end of period:
Individually evaluated for impairment2	$-	$-	$17,940,917	$26,003	$17,966,920
Collectively evaluated for impairment	$5,162,990	$708,333	$-	$-	$5,871,323
__________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a roll-forward of the allowance for credit losses for the three- and nine-month periods ended September 30, 2011 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2011 (in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$3,420	$-	$-	$-	$3,420
Charge-offs	(134)	-	-	-	(134)
Provision for credit losses	327	-	-	-	327
Balance, end of three-month period	$3,613	$-	$-	$-	$3,613

Balance, beginning of nine-month period	$2,911	$-	$-	$-	$2,911
Charge-offs	(534)	-	-	-	(534)
Provision for credit losses	1,236	-	-	-	1,236
Balance, end of nine-month period	$3,613	$-	$-	$-	$3,613

Allowance for Credit Losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$3,613	$-	$-	$-	$3,613

Recorded investment1, end of period:
Individually evaluated for impairment2	$-	$-	$17,046,270	$27,830	$17,074,100
Collectively evaluated for impairment	$4,248,403	$577,183	$-	$-	$4,825,586
___________
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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2012 (dollar amounts in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$26,410	$17,516	$-	$-	$43,926
Past due 60-89 days delinquent	6,927	4,107	-	-	11,034
Past due 90 days or more delinquent	20,661	8,142	-	-	28,803
Total past due	53,998	29,765	-	-	83,763
Total current loans	5,108,992	678,568	17,940,917	26,003	23,754,480
Total recorded investment	$5,162,990	$708,333	$17,940,917	$26,003	$23,838,243

Other delinquency statistics:
In process of foreclosure, included above2	$10,576	$2,243	$-	$-	$12,819
Serious delinquency rate3	0.4%	1.2%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$8,142	$-	$-	$8,142
Loans on non-accrual status4	$23,798	$-	$-	$-	$23,798
__________
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
4
Loans on non-accrual status include $842,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2011 (dollar amounts in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$30,473	$15,811	$-	$-	$46,284
Past due 60-89 days delinquent	8,926	5,809	-	-	14,735
Past due 90 days or more delinquent	23,383	11,876	-	-	35,259
Total past due	62,782	33,496	-	-	96,278
Total current loans	4,283,821	584,665	17,422,926	27,385	22,318,797
Total recorded investment	$4,346,603	$618,161	$17,422,926	$27,385	$22,415,075

Other delinquency statistics:
In process of foreclosure, included above2	$13,267	$4,375	$-	$-	$17,642
Serious delinquency rate3	0.5%	2.0%	-%	-%	0.2%
Past due 90 days or more and still accruing interest	$-	$11,876	$-	$-	$11,876
Loans on non-accrual status4	$25,849	$-	$-	$-	$25,849
__________
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

The FHLBank had $4,136,000 and $4,489,000 classified as real estate owned recorded in other assets as of September 30, 2012 and December 31, 2011, respectively.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2012 (in thousands):

	09/30/2012
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$5,889,000	$255,577	$6,737,657	$(559,418)	$5,410,615	$68,486	$7,216,042	$(372,327)
Interest rate caps/floors	-	-	247,000	(4,769)	97,000	(1,650)	150,000	(3,119)
Total fair value hedges	5,889,000	255,577	6,984,657	(564,187)	5,507,615	66,836	7,366,042	(375,446)

Economic hedges:
Interest rate swaps	4,515,000	7,347	1,321,320	(167,298)	360,000	(30,592)	5,476,320	(129,359)
Interest rate caps/floors	5,563,800	29,822	422,733	(83)	2,419,300	7,730	3,567,233	22,009
Mortgage delivery commitments	177,239	1,966	4,171	(4)	177,239	1,966	4,171	(4)
Total economic hedges	10,256,039	39,135	1,748,224	(167,385)	2,956,539	(20,896)	9,047,724	(107,354)

TOTAL	$16,145,039	$294,712	$8,732,881	$(731,572)	$8,464,154	$45,940	$16,413,766	$(482,800)

Total derivative fair value						$45,940		$(482,800)
Fair value of cash collateral delivered to counterparties						-		362,744
Fair value of cash collateral received from counterparties						(32,305)		-
NET DERIVATIVE FAIR VALUE						$13,635		$(120,056)

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2011 (in thousands):

	12/31/2011
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$6,446,000	$287,805	$8,192,887	$(571,776)	$4,175,367	$71,605	$10,463,520	$(355,576)
Interest rate caps/floors	-	-	247,000	(5,075)	90,000	(1,759)	157,000	(3,316)
Total fair value hedges	6,446,000	287,805	8,439,887	(576,851)	4,265,367	69,846	10,620,520	(358,892)

Economic hedges:
Interest rate swaps	375,000	2,353	2,941,320	(191,864)	520,000	(40,149)	2,796,320	(149,362)
Interest rate caps/floors	6,372,533	53,004	639,000	(289)	1,435,300	10,079	5,576,233	42,636
Mortgage delivery commitments	119,945	843	-	-	119,945	843	-	-
Total economic hedges	6,867,478	56,200	3,580,320	(192,153)	2,075,245	(29,227)	8,372,553	(106,726)

TOTAL	$13,313,478	$344,005	$12,020,207	$(769,004)	$6,340,612	$40,619	$18,993,073	$(465,618)

Total derivative fair value						$40,619		$(465,618)
Fair value of cash collateral delivered to counterparties						-		343,706
Fair value of cash collateral received from counterparties1						(26,581)		(18,301)
NET DERIVATIVE FAIR VALUE						$14,038		$(140,213)

1	The FHLBank held cash with a fair value of $44,882,000 as collateral as of December 31, 2011. Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and when the collateral is actually received. Likewise, there is a lag time for excess collateral to be returned. Excess collateral held by the FHLBank as of December 31, 2011 resulted in positive exposure (fair value plus accrued interest) with one counterparty being recorded as a derivative liability.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three- and nine-month periods ended September 30, 2012 and 2011, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(797)	$(4,264)	$(89)	$878
Interest rate caps/floors	-	-	-	(57)
Total net gain (loss) related to fair value hedge ineffectiveness	(797)	(4,264)	(89)	821

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	5,099	(22,499)	17,085	(14,207)
Interest rate caps/floors	(5,210)	(44,276)	(23,991)	(68,455)
Net interest settlements	(9,086)	(9,791)	(25,787)	(31,131)
Mortgage delivery commitments	3,876	6,059	8,566	7,961
Intermediary transactions:
Interest rate swaps	(4)	(7)	(12)	(24)
Interest rate caps/floors	-	-	-	11
Total net gain (loss) related to derivatives not designated as hedging instruments	(5,325)	(70,514)	(24,139)	(105,845)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(6,122)	$(74,778)	$(24,228)	$(105,024)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended September 30, 2012 and 2011, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	09/30/2012				09/30/2011
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(9,545)	$9,501	$(44)	$(45,799)	$(142,402)	$140,318	$(2,084)	$(56,457)
Consolidated obligation bonds	(13,108)	12,355	(753)	32,178	72,072	(74,253)	(2,181)	56,008
Consolidated obligation discount notes	-	-	-	-	(57)	58	1	25
TOTAL	$(22,653)	$21,856	$(797)	$(13,621)	$(70,387)	$66,123	$(4,264)	$(424)

1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine-month periods ended September 30, 2012 and 2011, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Nine-month Period Ended
	09/30/2012				09/30/2011
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$3,052	$(2,769)	$283	$(140,548)	$(143,727)	$141,256	$(2,471)	$(181,410)
Consolidated obligation bonds	(36,734)	36,382	(352)	110,767	58,979	(55,352)	3,627	168,970
Consolidated obligation discount notes	114	(134)	(20)	12	(1,130)	795	(335)	1,244
TOTAL	$(33,568)	$33,479	$(89)	$(29,769)	$(85,878)	$86,699	$821	$(11,196)

1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the three- and nine-month periods ended September 30, 2012 and 2011 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2012, no amounts relating to hedging activities remain in AOCI.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $30,768,000 and $30,135,000 as of September 30, 2012 and December 31, 2011, respectively. The counterparty was the same each period.

The following table presents credit risk exposure on derivative instruments as of September 30, 2012 and December 31, 2011, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	09/30/2012	12/31/2011
Total net exposure at fair value1	$45,940	$40,619
Cash collateral held	(32,305)	(26,581)
Net positive exposure after cash collateral	13,635	14,038
Other collateral2	(2,310)	(1,825)
NET EXPOSURE AFTER COLLATERAL	$11,325	$12,213

1	Includes net accrued interest receivable of $26,753,000 and $3,700,000 as of September 30, 2012 and December 31, 2011, respectively.
2	Collateral held with respect to derivatives with members which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position as of September 30, 2012 and December 31, 2011 was $482,712,000 and $483,294,000, respectively, for which the FHLBank has posted collateral with a fair value of $362,744,000 and $343,706,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $93,010,000 and $112,037,000 of collateral to its derivative counterparties as of September 30, 2012 and December 31, 2011.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits.” The following table details the types of deposits held by the FHLBank as of September 30, 2012 and December 31, 2011 (in thousands):

	09/30/2012	12/31/2011
Interest-bearing:
Demand	$248,889	$156,345
Overnight	1,008,200	799,400
Term	28,700	2,700
Total interest-bearing	1,285,789	958,445

Non-interest-bearing:
Demand	389	348
Other	55,420	38,578
Total non-interest-bearing	55,809	38,926
TOTAL DEPOSITS	$1,341,598	$997,371

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Bank Act or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The FHLBank utilizes a debt issuance process to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ commitments do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s regulatory capital to total system regulatory capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount.

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2012 and December 31, 2011 (in thousands):

	09/30/2012		12/31/2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,365,000	1.35%	$5,211,300	1.23%
Due after one year through two years	5,268,500	1.19	4,151,000	1.76
Due after two years through three years	1,430,700	1.55	1,757,200	2.48
Due after three years through four years	1,569,650	2.16	1,172,500	2.00
Due after four years through five years	1,198,000	2.28	1,302,500	2.73
Thereafter	6,317,900	2.77	6,050,900	3.47
Total par value	21,149,750	1.86%	19,645,400	2.29%
Premium	59,368		51,199
Discounts	(5,697)		(7,272)
Hedging adjustments1	169,386		205,156
TOTAL	$21,372,807		$19,894,483

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2012 and December 31, 2011 includes callable bonds totaling $7,632,000,000 and $7,599,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and MPF mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2012 and December 31, 2011 (in thousands):

Year of Maturity or Next Call Date	09/30/2012	12/31/2011
Due in one year or less	$12,342,000	$11,615,300
Due after one year through two years	5,503,500	4,946,000
Due after two years through three years	1,130,700	1,191,200
Due after three years through four years	949,650	350,500
Due after four years through five years	483,000	567,500
Thereafter	740,900	974,900
TOTAL PAR VALUE	$21,149,750	$19,645,400

The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2012 and December 31, 2011 (in thousands):

	09/30/2012	12/31/2011
Fixed rate	$13,517,750	$13,697,400
Variable rate	5,910,000	3,780,000
Step up	1,700,000	1,920,000
Range bonds	22,000	248,000
TOTAL PAR VALUE	$21,149,750	$19,645,400

As of September 30, 2012 and December 31, 2011, 36.6 percent and 42.9 percent, respectively, of the FHLBank’s fixed rate consolidated bonds were swapped to a floating rate, and 85.0 percent and 72.3 percent, respectively, of the FHLBank’s variable rate consolidated bonds were swapped to a different variable rate index/spread.

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
September 30, 2012	$10,574,200	$10,575,997	0.12%

December 31, 2011	$10,251,108	$10,251,723	0.03%

As of September 30, 2012 and December 31, 2011, 0.0 percent and 1.0 percent, respectively, of the FHLBank’s fixed rate consolidated discount notes were swapped to a floating rate.

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

The following table details the change in the AHP liability for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Appropriated and reserved AHP funds as of the beginning of the period	$29,152	$35,976	$31,392	$39,226
AHP set aside based on current year income	3,103	(250)	9,084	5,091
Direct grants disbursed	(2,061)	(6,307)	(10,400)	(14,992)
Recaptured funds1	128	96	246	190
Appropriated and reserved AHP funds as of the end of the period	$30,322	$29,515	$30,322	$29,515
______
1	Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); or (3) unused grants.

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

The following table details the change in the REFCORP liability for the three- and nine-month periods ended September 30, 2011 (in thousands):

	Three-month Period Ended	Nine-month Period Ended
REFCORP obligation as of the beginning of the period	$5,792	$8,014
REFCORP assessments	-	11,822
REFCORP payments	(5,792)	(19,836)
REFCORP obligation as of the end of the period	$-	$-

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2012 and December 31, 2011 (in thousands):

	09/30/2012		12/31/2011
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$284,509	$1,373,537	$227,407	$1,193,058
Total regulatory capital-to-asset ratio	4.0%	5.1%	4.0%	5.2%
Total regulatory capital	$1,414,698	$1,812,454	$1,327,607	$1,737,657
Leverage capital ratio	5.0%	7.1%	5.0%	7.0%
Leverage capital	$1,768,373	$2,499,222	$1,659,509	$2,334,185

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

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Balance at beginning of period	$8,061	$13,535	$8,369	$19,550
Capital stock subject to mandatory redemption reclassified from equity during the period	101,435	85,020	240,990	218,129
Redemption or repurchase of mandatorily redeemable capital stock during the period	(103,185)	(87,834)	(243,074)	(227,058)
Stock dividend classified as mandatorily redeemable capital stock during the period	7	47	33	147
Balance at end of period	$6,318	$10,768	$6,318	$10,768

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2012 and December 31, 2011 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	09/30/2012	12/31/2011
Year 1	$377	$-
Year 2	1	-
Year 3	-	769
Year 4	303	303
Year 5	1	-
Past contractual redemption date due to remaining activity1	5,636	7,297
TOTAL	$6,318	$8,369
_________
1	Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in AOCI for the three-month periods ended September 30, 2012 and 2011 (in thousands):

	Three-month Period Ended
	09/30/2012			09/30/2011
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24,451)	$(3,830)	$(28,281)	$(18,976)	$(3,203)	$(22,179)
Current period other comprehensive income (loss)	1,638	126	1,764	(2,745)	79	(2,666)
Balance at end of period	$(22,813)	$(3,704)	$(26,517)	$(21,721)	$(3,124)	$(24,845)

The following table summarizes the changes in AOCI for the nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Nine-month Period Ended
	09/30/2012			09/30/2011
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(23,759)	$(4,082)	$(27,841)	$(19,291)	$(3,381)	$(22,672)
Current period other comprehensive income (loss)	946	378	1,324	(2,430)	257	(2,173)
Balance at end of period	$(22,813)	$(3,704)	$(26,517)	$(21,721)	$(3,124)	$(24,845)

NOTE 14 – PENSION AND POSTRETIREMENT BENEFIT PLANS

The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and nine-month periods ended September 30, 2012 and 2011 were (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Service Cost	$176	$93	$528	$305
Interest Cost	111	114	334	349
Amortization of net loss	126	79	378	257
NET PERIODIC POSTRETIREMENT BENEFIT COST	$413	$286	$1,240	$911

NOTE 15 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of September 30, 2012 and December 31, 2011. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2012 and December 31, 2011.

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

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of September 30, 2012 and December 31, 2011 are summarized in the following tables (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	09/30/2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$214,082	$214,082	$214,082	$-	$-	$-
Interest-bearing deposits	856	856	-	856	-	-
Federal funds sold and securities purchased under agreements to resell	2,794,125	2,794,125	-	2,794,125	-	-
Trading securities	3,427,364	3,427,364	-	3,427,364	-	-
Held-to-maturity securities	5,033,493	5,067,286	-	4,459,768	607,518	-
Advances	17,915,350	18,073,941	-	18,073,941	-	-
Mortgage loans held for portfolio, net of allowance	5,836,620	6,177,816	-	6,177,816	-	-
Accrued interest receivable	72,088	72,088	-	72,088	-	-
Derivative assets	13,635	13,635	-	294,712	-	(281,077)
Liabilities:
Deposits	1,341,598	1,341,598	-	1,341,598	-	-
Consolidated obligation discount notes	10,574,200	10,574,203	-	10,574,203	-	-
Consolidated obligation bonds	21,372,807	21,601,699	-	21,601,699	-	-
Mandatorily redeemable capital stock	6,318	6,318	6,318	-	-	-
Accrued interest payable	90,082	90,082	-	90,082	-	-
Derivative liabilities	120,056	120,056	-	731,572	-	(611,516)
Other Asset (Liability):
Standby letters of credit	(874)	(874)	-	(874)	-	-
Standby bond purchase agreements	257	4,898	-	4,898	-	-

	12/31/2011
	Carrying Value	Fair Value
Assets:
Cash and due from banks	$116,041	$116,041
Interest-bearing deposits	42	42
Federal funds sold	1,040,000	1,040,000
Trading securities	4,559,163	4,559,163
Held-to-maturity securities	4,977,332	4,967,585
Advances	17,394,399	17,564,068
Mortgage loans held for portfolio, net of allowance	4,933,332	5,184,775
Accrued interest receivable	85,666	85,666
Derivative assets	14,038	14,038
Liabilities:
Deposits	997,371	997,371
Consolidated obligation discount notes	10,251,108	10,250,885
Consolidated obligation bonds	19,894,483	20,195,131
Overnight loans from other FHLBanks	35,000	35,000
Mandatorily redeemable capital stock	8,369	8,369
Accrued interest payable	96,237	96,237
Derivative liabilities	140,213	140,213
Other Asset (Liability):
Standby letters of credit	(1,401)	(1,401)
Standby bond purchase agreements	384	2,788
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
▪
Level 2 Inputs – Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets and liabilities in active markets; (2) quoted prices for similar assets and liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

▪	Level 3 Inputs – Unobservable inputs for the asset or liability.

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three- and nine-month periods ended September 30, 2012 and 2011.

Fair Value Methodologies and Techniques and Significant Inputs:

Cash and Due From Banks: The fair values approximate the carrying values.

Interest-bearing Deposits: The balance is comprised of interest-bearing deposits in banks. Based on the nature of the accounts, the carrying value approximates the fair value.

Federal Funds Sold: The carrying value of overnight Federal funds approximates fair value, and term Federal funds are valued using projected future cash flows discounted at the current replacement rate.

Securities Purchased Under Agreements to Resell: The balance is comprised of overnight collateralized borrowings. The carrying value approximates fair value.

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

Periodically, the FHLBank conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies and control procedures. The FHLBank’s review process includes obtaining available vendors’ independent auditors’ reports regarding the internal controls over their valuation process, although the availability of pertinent reports varies by vendor.

The FHLBank utilizes a valuation technique for estimating the fair values of non-MBS long-term securities as follows:
▪
The FHLBank’s valuation technique first requires the establishment of a median price for each security. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation.

▪	All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price.
▪
Prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value.

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

As of September 30, 2012, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the non-recurring fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2012.

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

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings as of September 30, 2012 for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of September 30, 2012, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the recurring and non-recurring fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2012 and December 31, 2011.

Advances: The fair values of advances are determined by calculating the present values of the expected future cash flows from the advances, excluding the amount of accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with Finance Agency regulations, an advance with a maturity or repricing period greater than six months requires a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the fair value of an advance does not assume prepayment risk.

The inputs used to determine the fair values of advances are as follows:
▪
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

▪
Volatility assumption. To estimate the fair values of advances with optionality, the FHLBank uses market-based expectations of future interest rate volatility implied from current market prices for similar options.

▪	Spread adjustment. Represents an adjustment to the CO Curve or LIBOR Curve.

Mortgage Loans Held for Portfolio: The fair values of mortgage loans are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued Interest Receivable and Payable: The fair values approximate the carrying values.

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

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:
▪	Interest-rate related:
•	LIBOR swap curve;
•	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and
•	Prepayment assumptions.
▪	Mortgage delivery commitments:
•	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Deposits: The fair values of deposits are determined by calculating the present values of the expected future cash flows from the deposits. The calculated present values are reduced by the accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations: The fair values for consolidated obligation bonds and discount notes are determined by using standard valuation techniques and inputs based on the cost of raising comparable term debt. Fixed rate consolidated obligations that do not contain options are discounted using a replacement rate based on the CO Curve. Variable rate consolidated obligations that do not contain options are discounted using LIBOR. Consolidated obligations that contain optionality are valued using estimates of future interest rate volatility and discounted using LIBOR.

Overnight Loans from Other FHLBanks: The carrying value approximates fair value.

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

Fair Value Measurements: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of September 30, 2012 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$112,987	$-	$112,987	$-	$-
Certificates of deposit	448,898	-	448,898	-	-
TLGP obligations2	201,922	-	201,922	-	-
Government-sponsored enterprise obligations3,4	2,386,135	-	2,386,135	-	-
U.S. obligation residential MBS5	1,311	-	1,311	-	-
Government-sponsored enterprise residential MBS6	276,111	-	276,111	-	-
Total trading securities	3,427,364	-	3,427,364	-	-

Derivative assets:
Interest-rate related	11,669	-	292,746	-	(281,077)
Mortgage delivery commitments	1,966	-	1,966	-	-
Total derivative assets	13,635	-	294,712	-	(281,077)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,440,999	$-	$3,722,076	$-	$(281,077)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$120,052	$-	$731,568	$-	$(611,516)
Mortgage delivery commitments	4	-	4	-	-
Total derivative liabilities	120,056	-	731,572	-	(611,516)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$120,056	$-	$731,572	$-	$(611,516)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities7:
Private-label residential MBS	$179	$-	$-	$179	$-
Real estate owned8	289	-	-	289	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$468	$-	$-	$468	$-

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

4	See Note 18 for transactions with other FHLBanks.
5	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
6	Represents MBS issued by Fannie Mae and Freddie Mac.
7	Excludes impaired securities with carrying values less than their fair values at date of impairment.
8	Includes real estate owned written down to fair value during the quarter ended September 30, 2012 and still outstanding as of September 30, 2012.

The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of December 31, 2011 (in thousands):

	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$599,482	$-	$599,482	$-	$-
Certificates of deposit	1,019,520	-	1,019,520	-	-
TLGP obligations2	494,236	-	494,236	-	-
Government-sponsored enterprise obligations3,4	2,098,844	-	2,098,844	-	-
U.S. obligation residential MBS5	1,380	-	1,380	-	-
Government-sponsored enterprise residential MBS6	345,701	-	345,701	-	-
Total trading securities	4,559,163	-	4,559,163	-	-

Derivative assets:
Interest-rate related	13,195	-	343,162	-	(329,967)
Mortgage delivery commitments	843	-	843	-	-
Total derivative assets	14,038	-	344,005	-	(329,967)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,573,201	$-	$4,903,168	$-	$(329,967)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$140,213	$-	$769,004	$-	$(628,791)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$140,213	$-	$769,004	$-	$(628,791)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities7:
Private-label residential MBS	$10,453	$-	$-	$10,453	$-
Real estate owned8	1,067	-	-	1,067	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$11,520	$-	$-	$11,520	$-

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $642,761,088,000 and $661,970,528,000 as of September 30, 2012 and December 31, 2011, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of September 30, 2012, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2012 and December 31, 2011, off-balance sheet commitments were as follows (in thousands):

	09/30/2012			12/31/2011
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,065,946	$23,605	$2,089,551	$2,728,450	$29,777	$2,758,227
Commitments for standby bond purchases	305,691	1,306,009	1,611,700	99,737	1,438,939	1,538,676
Commitments to fund or purchase mortgage loans	181,410	-	181,410	119,945	-	119,945
Commitments to issue consolidated bonds, at par	710,000	-	710,000	160,000	-	160,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2012, outstanding standby letters of credit had original terms of 11 days to 10 years with a final expiration in 2020. As of December 31, 2011, outstanding standby letters of credit had original terms of 5 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $874,000 and $1,401,000 as of September 30, 2012 and December 31, 2011, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. As of September 30, 2012, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. As of December 31, 2011, the total commitments for bond purchases were with the same two in-district state housing authorities. The FHLBank was not required to purchase any bonds under these agreements during the three- and nine-month periods ended September 30, 2012 and 2011.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment derivative asset (liability) balances of $1,962,000 and $843,000 as of September 30, 2012 and December 31, 2011, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: As of September 30, 2012 and December 31, 2011, no members owned more than 10 percent of FHLBank regulatory capital stock.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of September 30, 2012 and December 31, 2011 for members that had an officer or director serving on the FHLBank’s board of directors in 2012 or 2011 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

09/30/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Girard National Bank	KS	$603	0.1%	$3,715	0.4%	$4,318	0.3%
Golden Belt Bank, FSA	KS	1,160	0.3	2,156	0.3	3,316	0.3
FirstBank	CO	1,460	0.3	1,808	0.2	3,268	0.2
Vision Bank, NA	OK	2,463	0.6	596	0.1	3,059	0.2
First State Bank Nebraska	NE	1,001	0.2	1,212	0.1	2,213	0.2
Morgan Federal Bank	CO	867	0.2	1,191	0.1	2,058	0.2
NebraskaLand National Bank	NE	400	0.1	1,123	0.1	1,523	0.1
Citizens Bank & Trust Co.	OK	930	0.2	51	0.0	981	0.1
Bankers Bank of Kansas, NA	KS	270	0.1	2	0.0	272	0.0
TOTAL		$9,154	2.1%	$11,854	1.3%	$21,008	1.6%

12/31/2011
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Girard National Bank	KS	$995	0.2%	$3,204	0.4%	$4,199	0.3%
Vision Bank, NA	OK	3,757	0.7	53	0.0	3,810	0.3
FirstBank	CO	3,260	0.6	55	0.0	3,315	0.3
Golden Belt Bank, FSA	KS	1,376	0.2	1,886	0.3	3,262	0.2
First State Bank Nebraska	NE	955	0.2	1,228	0.2	2,183	0.2
Morgan Federal Bank	CO	896	0.2	1,130	0.1	2,026	0.1
Security State Bank	NE	279	0.0	1,663	0.2	1,942	0.1
Citizens Bank & Trust Co.	OK	927	0.2	51	0.0	978	0.1
Bankers Bank of Kansas, NA	KS	270	0.0	1	0.0	271	0.0
TOTAL		$12,715	2.3%	$9,271	1.2%	$21,986	1.6%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of September 30, 2012 and December 31, 2011 are summarized in the following table (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	09/30/2012		12/31/2011		09/30/2012		12/31/2011
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Girard National Bank	$37,446	0.2%	$38,609	0.2%	$2,735	0.2%	$3,149	0.3%
Golden Belt Bank, FSA	10,887	0.1	10,974	0.1	2,382	0.2	2,347	0.3
FirstBank	-	0.0	-	0.0	667	0.1	98	0.0
Vision Bank, NA	20,796	0.1	18,169	0.1	297	0.0	95	0.0
First State Bank Nebraska	24,883	0.1	30,914	0.2	630	0.0	117	0.0
Morgan Federal Bank	12,300	0.1	14,933	0.1	1,156	0.1	2,071	0.2
NebraskaLand National Bank	17,000	0.1			48	0.0
Citizens Bank & Trust Co.	2,000	0.0	2,000	0.0	114	0.0	127	0.0
Bankers Bank of Kansas, NA	1,975	0.0	1,975	0.0	16	0.0	9	0.0
Security State Bank			5,792	0.0			2,134	0.2
TOTAL	$127,287	0.7%	$123,366	0.7%	$8,045	0.6%	$10,147	1.0%

The following table presents mortgage loans funded or acquired during the three- and nine-month periods ended September 30, 2012 and 2011 for members that had an officer or director serving on the FHLBank’s board of directors in 2012 or 2011 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	Three-month Period Ended				Nine-month Period Ended
	09/30/2012		09/30/2011		09/30/2012		09/30/2011
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
Girard National Bank	$5,803	0.9%	$4,681	1.2%	$22,871	1.2%	$17,602	1.6%
Golden Belt Bank, FSA	7,559	1.1	7,264	1.9	24,654	1.2	19,405	1.7
FirstBank	51,369	7.6	-	-	115,435	5.9	-	-
Vision Bank, NA	-	-	-	-	-	-	-	-
First State Bank Nebraska	4,217	0.6	2,141	0.5	9,822	0.5	2,502	0.2
Morgan Federal Bank	3,321	0.5	2,205	0.6	7,246	0.4	6,506	0.6
NebraskaLand National Bank	3,148	0.5			8,675	0.4
Citizens Bank & Trust Co	-	-	170	0.0	-	-	1,145	0.1
Bankers Bank of Kansas, NA	-	-	-	-	-	-	-	-
Security State Bank			2,825	0.7			19,281	1.7
TOTAL	$75,417	11.2%	$19,286	4.9%	$188,703	9.6%	$66,441	5.9%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended		Nine-month Period Ended
Business Activity	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Average overnight interbank loan balances to other FHLBanks1	$-	$1,604	$1,679	$1,640
Average overnight interbank loan balances from other FHLBanks1	4,891	3,191	4,449	5,731
Average deposit balance with FHLBank of Chicago for shared expense transactions2	135	101	122	68
Average deposit balance with FHLBank of Chicago for MPF transactions2	1,464	25	509	25
Transaction charges paid to FHLBank of Chicago for transaction service fees3	748	595	2,106	1,713
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	-	-	-	-
_______
1	Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks is included in Other Interest Income and interest expense on borrowings from other FHLBanks is included in Other Interest Expense on the Statements of Income.
2	Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.
3	Fees are calculated monthly based on 5.5 basis points per annum of outstanding loans originated since January 1, 2010 and are recorded in other expense. For outstanding loans originated since January 1, 2004 and through December 31, 2009, fees are calculated monthly based on 5.0 basis points per annum.
4	Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $127,805,000 and $127,389,000 as of September 30, 2012 and December 31, 2011, respectively, are included in the non-MBS GSE obligations totals presented in Note 3; all were purchased prior to 2009. Interest income earned on these securities totaled $1,395,000 and $1,395,000 for the three-month periods ended September 30, 2012 and 2011, respectively. For the nine-month periods ended September 30, 2012 and 2011, interest income earned on these securities totaled $4,186,000 and $4,186,000, respectively.

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

Table 1 summarizes selected financial data for the periods indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	09/30/2012	06/30/2012	03/31/2012	12/31/2011	09/30/2011
Statement of Condition (as of period end):
Total assets	$35,367,457	$35,145,881	$33,693,268	$33,190,182	$36,089,351
Investments1	11,255,838	11,182,572	10,857,168	10,576,537	12,301,924
Advances	17,915,350	17,729,556	16,938,296	17,394,399	17,017,649
Mortgage loans, net2	5,836,620	5,548,633	5,245,489	4,933,332	4,794,443
Total liabilities	33,587,838	33,395,360	31,960,375	31,488,735	34,378,282
Deposits	1,341,598	1,711,570	1,889,908	997,371	2,201,013
Consolidated obligation bonds, net3	21,372,807	21,645,710	19,598,109	19,894,483	20,380,300
Consolidated obligation discount notes, net3	10,574,200	9,605,446	10,187,856	10,251,108	11,505,916
Total consolidated obligations, net3	31,947,007	31,251,156	29,785,965	30,145,591	31,886,216
Mandatorily redeemable capital stock	6,318	8,061	8,021	8,369	10,768
Total capital	1,779,619	1,750,521	1,732,893	1,701,447	1,711,069
Capital stock	1,345,421	1,338,120	1,337,242	1,327,827	1,359,051
Total retained earnings	460,715	440,682	425,872	401,461	376,863
Accumulated other comprehensive income (loss)	(26,517)	(28,281)	(30,221)	(27,841)	(24,845)

Statement of Income (for the quarterly period ended):
Net interest income	53,064	55,083	58,338	56,154	60,442
Provision for credit losses on mortgage loans	1,062	417	1,039	(178)	327
Other income (loss)	(8,774)	(16,860)	(8,844)	(9,048)	(49,615)
Other expenses	12,204	13,032	13,450	12,096	13,051
Income (loss) before assessments	31,024	24,774	35,005	35,188	(2,551)
Assessments	3,103	2,479	3,502	3,520	(250)
Net income (loss)	27,921	22,295	31,503	31,668	(2,301)

Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash4	73	72	70	69	87
Dividends paid in stock4	7,815	7,413	7,022	7,001	7,278
Class A Stock dividend rate	0.25%	0.25%	0.25%	0.25%	0.25%
Class B Stock dividend rate	3.50%	3.50%	3.50%	3.50%	3.50%
Weighted average dividend rate5	2.36%	2.19%	2.12%	2.12%	2.10%
Dividend payout ratio6	28.25%	33.57%	22.51%	22.33%	N/A %
Return on average equity	6.31%	5.02%	7.31%	7.47%	(0.52)%
Return on average assets	0.32%	0.26%	0.38%	0.37%	(0.02)%
Average equity to average assets	5.06%	5.14%	5.16%	4.89%	4.76%
Net interest margin7	0.61%	0.64%	0.70%	0.66%	0.66%
Total capital ratio8	5.03%	4.98%	5.14%	5.13%	4.74%
Regulatory capital ratio9	5.12%	5.08%	5.26%	5.24%	4.84%
Ratio of earnings to fixed charges10	1.44	1.36	1.50	1.47	0.97
__________
1	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $5,435,000, $4,443,000, $4,203,000, $3,473,000, and $3,613,000 as of September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $8,000, $13,000, $14,000, $22,000, and $48,000 as of September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011, and September 30, 2011, respectively.

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

Net income (loss) for the three-month period ended September 30, 2012 was $27.9 million compared to $(2.3) million for the three-month period ended September 30, 2011. The increase was primarily attributable to the following:
▪	$68.7 million increase related to net gain (loss) on derivatives and hedging activities (increase income);
▪	$29.2 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$7.4 million decrease in net interest income (decrease income);
▪	$3.4 million increase in total assessments (decrease income).
▪	$1.8 million decrease in net other-than-temporary impairment losses on held-to-maturity securities (increase income).

Net income for the nine-month period ended September 30, 2012 was $81.7 million compared to $45.7 million for the nine-month period ended September 30, 2011. The increase was primarily attributable to the following:
▪	$80.8 million increase related to net gain (loss) on derivatives and hedging activities (increase income);
▪	$44.2 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$8.3 million decrease in net interest income (decrease income);
▪	$7.8 million decrease in total assessments (increase income);
▪	$4.4 million decrease in net gain (loss) on mortgage loans held for sale (decrease income);
▪	$3.1 million decrease in net other-than-temporary impairment losses on held-to-maturity securities (increase income); and
▪	$2.8 million decrease in total other expenses (increase income).

Detailed discussion relating to the fluctuations in net gain (loss) on derivatives and hedging activities, net gain (loss) on trading securities and net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” For additional information relating to OTTI, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” The decrease in total assessments for the nine-month period ended September 30, 2012 is related to the satisfaction of our Resolution Funding Corporation (REFCORP) obligation in June 2011 as discussed in this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” For additional information relating to the 2011 net gain (loss) on mortgage loans held for sale, see Note 5 of the Notes to the Financial Statements under Item 1.

Total assets increased from December 31, 2011 to September 30, 2012 primarily due to increases in securities purchased under agreements to resell (i.e., reverse repurchase agreements), mortgage loans held for portfolio and advances that were partially offset by a decrease in our marketable certificates of deposit and commercial paper.

The increase in reverse repurchase agreements and the decreases in certificates of deposit and commercial paper that occurred during the first nine months of 2012 were largely a result of conscious decisions by management to: (1) further reduce exposure to unsecured investments with counterparties in Europe and with those having certain credit ratings below thresholds (single-A or below); and (2) achieve targeted levels of total assets. Additionally, the composition of the remaining non-mortgage investments has changed as management decreased purchases of unsecured foreign investments in favor of secured reverse repurchase transactions and unsecured Agency debentures. Primary factors in the growth in mortgage loans include: (1) refinancing activity; (2) the level of interest rates and the shape of the yield curve; and (3) the relative competitiveness of MPF pricing compared to the prices offered by other buyers of mortgage loans, primarily Fannie Mae and Freddie Mac. The growth in advances has been primarily in our line of credit product and was spread among several of our larger borrowers with a moderate increase in adjustable rate callable advances being offset by a decline in convertible advances. The increases in advances represented a change from the general trend of declining advances over the last several years. It remains to be seen whether or not we can maintain this higher level of advances or if it is due to temporary seasonal or other factors.

On the liability side of the balance sheet, from December 31, 2011 to September 30, 2012, consolidated obligation bonds, consolidated obligation discount notes and member deposits increased. The increase in bonds was primarily due to increased issuance of unswapped callable bonds used to fund our fixed rate mortgage assets and swapped variable rate bonds issued in anticipation of maturities of swapped liabilities later in 2012 and/or to enhance liquidity. The increase in discount notes from December 31, 2011 to September 30, 2012 was primarily due to increases in reverse repurchase agreements and short term advances.

The current level of dividends paid in a period is normally determined based upon a combination of a target spread to the average overnight Federal funds effective rate (see Table 2) and a desired net income payout rate that excludes certain market value swings. As a result, dividends may not correlate with the amount of net income (loss) during the period because of fluctuations in derivative values and trading securities gains (losses) for the period. However, because the adequacy of retained earnings, as reported in accordance with accounting principles generally accepted in the United States of America (GAAP), is considered in setting the level of our quarterly dividends, the gain (loss) on derivatives and trading securities plays a factor in setting the level of our quarterly dividends. Refer to this Item 2 – “Liquidity and Capital Resources – Capital Distributions” for further information regarding dividend payments.

Financial Market Trends
The primary external factors that affect our net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or periods shown.

Table 2

Market Instrument	09/30/2012 Three-month Average	09/30/2011 Three-month Average	09/30/2012 Nine-month Average	09/30/2011 Nine-month Average
Overnight Federal funds effective/target rate1	0.15%	0.08%	0.14%	0.11%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.10	0.02	0.08	0.06
3-month LIBOR1	0.43	0.30	0.47	0.29
2-year U.S. Treasury note1	0.25	0.27	0.27	0.50
5-year U.S. Treasury note1	0.66	1.14	0.78	1.69
10-year U.S. Treasury note1	1.62	2.41	1.81	3.01
30-year residential mortgage note rate2	3.74	4.38	3.93	4.64

Market Instrument	09/30/2012 Ending Rate	12/31/2011 Ending Rate	09/30/2011 Ending Rate
Overnight Federal funds effective/target rate1	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month Treasury bill1	0.09	0.01	0.02
3-month LIBOR1	0.36	0.58	0.37
2-year U.S. Treasury note1	0.24	0.25	0.26
5-year U.S. Treasury note1	0.63	0.85	0.97
10-year U.S. Treasury note1	1.64	1.88	1.93
30-year residential mortgage note rate2	3.53	4.07	4.18
_________
1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the average rates and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its October 24, 2012 meeting, the FOMC maintained the Federal funds target rate at a range of zero to 0.25 percent. The October statement was very similar to its September 13, 2012 statement which was notable for several reasons. In its September 13, 2012 statement the FOMC extended its guidance that it expected “exceptionally low levels for the federal funds rate . . . at least through mid-2015” from the immediately prior projection of “ . . . at least through late 2014.” The September 13, 2012 statement also reflected the FOMC’s concern about tepid improvement in economic conditions and, specifically, in employment. To address the concern that “without further policy accommodation, economic growth might not be strong enough to generate sustained improvement in labor market conditions,” the FOMC announced an open-ended plan to purchase $40 billion of agency MBS per month, in addition to continuing Operation Twist through the end of the year (see additional discussion below), and continuing its previous policy of reinvesting principal payments from its holdings of agency debt and agency MBS back into agency MBS and pledged to “. . . continue purchases of agency mortgage-backed securities, undertake additional asset purchases, and employ its other policy tools as appropriate . . .” if the labor market does not “improve substantially.” Additionally, in its September 13, 2012 statement the FOMC stated that it expects to maintain a “highly accommodative” bias in monetary policy for a “. . . considerable time after economic recovery strengthens.” In September 2012 economic projections, released concurrently with the September 13, 2012 FOMC statement, Federal Reserve Board Members and Federal Reserve Bank Presidents decreased projections for economic growth for 2012 but increased projections for 2013 and 2014, increased projections for the unemployment rate for 2012 and decreased projections for the unemployment rate for 2014, and increased projections for inflation. In September 2012, a majority of FOMC participants did not project raising the target rate until 2015 or later. The number of participants that believed the appropriate time for increasing the target rate after 2014 increased substantially from the June projections. Only six out of the nineteen participants judged that appropriate time for increasing the target rate was 2012, 2013 or 2014. The majority of the participants believed that over the longer run 4 percent or greater was the appropriate level for the target Federal funds rate.

The three-month LIBOR rate declined from December 31, 2011 to September 28, 2012 after increasing, albeit in relatively small increments, in the third quarter of 2011 through early January of 2012 likely reflecting the financial turmoil in Europe. The rate peaked in early January 2012 when it began small declines throughout much of the first quarter of 2012. Three-month LIBOR moved very little in the second quarter of 2012 ending the quarter slightly lower than the end of the first quarter of 2012 despite renewed concerns surrounding the European debt crisis. However, three-month LIBOR declined notably in the third quarter of 2012 as concerns surrounding the European debt crisis eased. One-month LIBOR also declined in the third quarter of 2012 and in the first nine months of 2012 despite slight increases in the second quarter of 2012. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR. Imbalances in the mix of these assets and liabilities results in exposure to basis risk which can negatively or positively impact net interest income. For additional discussion of basis risk see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” While other short-term rates such as those for U.S. Treasury bills, repo rates and our consolidated obligation discount notes have remained relatively low, they have increased from the end of 2011 likely driven primarily by the increased supply of shorter-term U.S. Treasuries sold as a part of the FOMC’s Operation Twist.

As mentioned above, while still relatively low, short-term U.S. Treasury rates out to the one-year point of the curve increased from the extremely low levels at the end of 2011 reflecting increased supply and the impact of the FOMC’s Operation Twist. The portion of the U.S. Treasury rate curve beyond one year declined from December 30, 2011 to September 28, 2012. Rates declined in the first part of the third quarter of 2012 but increased from these lows to end the quarter slightly lower at points on the curve six months through ten years. Thirty year rates ended the third quarter of 2012 slightly higher than the end of the second quarter of 2012. The shape of the yield curve flattened from December 31, 2011 to September 28, 2012. During this period of time, the spread between the 2-year U.S. Treasury note and the 10-year U.S. Treasury note and the 2-year U.S. Treasury note and the 30-year U.S. Treasury bond decreased by 22.8 basis points (bps) and 4.6 bps, respectively, likely reflecting the market’s dour outlook for economic growth and employment, the impact of additional monetary actions taken by the FOMC and potential for additional monetary actions in the future. When the economy improves and the Federal Reserve ends its purchases of U.S. Treasury bonds, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates. Because we issue debt at a spread above U.S. Treasury securities, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of long-term advances to our members.

Other factors impacting FHLBank consolidated obligations:
Investors continue to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile, even after the ratings downgrade in August 2011. This has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Because of this demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained low throughout the first nine months of 2012. However, while remaining relatively low, yields on discount notes increased from December 31, 2011 to September 30, 2012 likely because of an increase in supply of competing instruments, such as U.S. Treasury bills, reverse repurchase agreements and short-term U.S. Treasury securities sold as a part of Operation Twist despite mixed economic data and continuing, although lessened, concerns about the European sovereign debt crisis.

Indicative spreads of fixed rate, non-callable FHLBank debt relative to similar term U.S. Treasury instruments have decreased from December 30, 2011 to September 28, 2012 for tenors greater than two years. The spread between the on-the-run FHLBank two-year bullet debenture and the two-year U.S. Treasury note decreased from 15.0 bps on December 30, 2011 to 5.0 bps on September 28, 2012. The spread between the on-the-run FHLBank five-year bullet debenture and the five-year U.S. Treasury note decreased from 28.2 bps on December 30, 2011 to 14.5 bps as of September 28, 2012. Indicative FHLBank three-month lockout callable bond spreads to U.S. Treasuries for all tenors decreased notably from December 30, 2011 to September 28, 2012 which suggests improved investor demand for these structures over the period. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Likely an important factor in the improved spreads to U.S. Treasuries for non-callable and callable fixed rate bonds was the aggressive monetary policy actions and statements announced by the FOMC in its September 13, 2012 statement. In response to these actions, demand for investments with yields higher than Treasuries likely increased as investors are anticipating low yields for a longer period of time.

The spreads on FHLBank fixed rate, non-callable debentures relative to the LIBOR swap curve deteriorated notably for tenors out to eight years from December 30, 2011 to September 28, 2012. Theoretical spreads relative to LIBOR for tenors greater than eight years improved during the same period of time. An important factor in the deterioration of some of the theoretical spreads relative to LIBOR was the narrowing of market spreads between the LIBOR swap curve and our debt likely in response to easing concerns about the European sovereign debt crisis. The theoretical swap level of the on-the-run FHLBank two-year bullet structure deteriorated from three-month LIBOR minus 32.0 bps on December 30, 2011 to three-month LIBOR minus 7.5 bps on September 28, 2012. The theoretical swap level of the on-the-run FHLBank five-year bullet structure also deteriorated from three-month LIBOR minus 9.1 bps on December 30, 2011 to three-month LIBOR plus 1.9 bps on September 28, 2012. Because we issue a large amount of liabilities swapped to both one-month and three-month LIBOR, the deterioration in these spreads indicate deterioration in our funding costs for structures indexed or swapped to LIBOR.

As mentioned previously, the FOMC continued to execute its maturity extension program (“Operation Twist”) in the nine months ended September 30, 2012 as initially introduced in its September 21, 2011 statement. Initially under Operation Twist, the Federal Reserve was to purchase $400 billion par amount of U.S. Treasuries with remaining terms of 6 to 30 years and sell $400 billion par amount of U.S. Treasuries with remaining maturities of 3 years or less by the end of June 2012. At its June 20, 2012 meeting, the FOMC announced that it would continue Operation Twist through the end of 2012. The continuance of the program will result in the purchase, and corresponding sale and redemption, of an additional $267 billion in U.S. Treasury securities. In its September 13, 2012 statement, the FOMC reaffirmed its commitment to the extension of Operation Twist announced in its June 20, 2012 statement. By the end of 2012, the program will have resulted in the sale or redemption of $667 billion of shorter-term U.S. Treasury securities with the proceeds used to purchase longer-term U.S. Treasury securities. Operation Twist might have been a factor in the flattening yield curve, and, in conjunction with the additional quantitative easing announced by the FOMC on September 13, 2012, could result in further flattening, which might result in relatively lower costs to issue our longer-term consolidated obligations. However, as mentioned above, Operation Twist might be a factor in higher costs of shorter-term debt, including discount notes, and could result in further increases due to the sale of shorter-term U.S. Treasuries. The flatter curve could also result in increasing prepayments on our MBS/collateralized mortgage obligations (CMO) and residential mortgage loan holdings, which would likely result in lower-yielding assets.

Foreign investor holdings of Agencies (both debentures and MBS), as reported by the Federal Reserve System, declined on a daily average basis for the week ended September 26, 2012 from the week ended December 28, 2011 and also declined from the week ended September 28, 2011. Foreign investor holdings of U.S. Treasury securities increased over the same periods. Foreign investors have historically been significant buyers of FHLBank debentures and decreasing demand from this investor segment can negatively impact our cost of funds. Taxable money market fund assets in the category that includes discount notes and the percentage of total money market fund assets allocated to this category declined in the first nine months of 2012, likely reflecting investors seeking higher yielding alternatives to relatively low-yielding Agency debt. Because money market funds are such a large and important investor base for FHLBank consolidated obligations (typically short-term obligations, including discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds), lower demand from money market funds for these consolidated obligations, which could result from restrictions on the money market fund industry as a result of changes being considered by the Securities and Exchange Commission (SEC) or the Financial Stability Oversight Council, will likely result in higher costs to issue these instruments and typically increase the cost of advances for our members.

Economic and other factors potentially impacting net interest income:
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The new statutory and regulatory requirements for derivative transactions will result in higher operating costs, likely increase funding costs, and may limit the availability of or alter the structure of certain advance products. Derivative market participants were originally expected to comply with the Dodd-Frank Act by July 16, 2011. However, the Commodity Futures Trading Commission (CFTC) issued an order (and an amendment to that order) temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” The CFTC is expected to finalize its mandatory clearing determinations in November 2012, and we will be required to clear eligible interest rate swaps within 180 days after publication of the final determinations. The CFTC, the SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing Title VII of the Dodd-Frank Act throughout the remainder of the year. We continue working to implement these rules to meet any required compliance dates.

Several rating agencies took action during the third quarter of 2011 in response to steps taken by the U.S. government to address the U.S. government’s borrowing limit and overall U.S. debt burden. Because of the credit rating agencies’ methodology and their assumption of the U.S. government’s implicit support of FHLBank debt, changes to the credit rating of U.S. Treasuries were passed through to the credit ratings of FHLBank debentures and to the ratings of individual FHLBanks. Credit ratings downgrades can adversely impact us in the following ways: (1) increase the funding cost of FHLBank debt issues; (2) have negative liquidity implications; (3) increase collateral posting requirements under certain of our derivatives agreements (see Note 7 of the Notes to the Financial Statements under Item 1 for additional information regarding derivative collateral requirements); and (4) impact our ability to offer certain member credit products such as letters of credit, which are generally dependent upon our credit rating. Following the downgrade by Standard & Poor’s (S&P), we observed some minor and temporary impacts in several of these areas; however, we did not consider any of them to be significant or material. It is possible that the United States’ long-term sovereign credit rating will be further downgraded or downgraded by additional credit rating agencies in 2012. Additional downgrades could increase the likelihood and/or the severity of the impacts detailed above.

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

The accounting policies that we believe are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2012.

Results of Operations
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. Our net interest spread and net interest margin declined from the third quarter of 2011 to the third quarter of 2012. Combined with a decrease in total assets, these factors resulted in a decrease in our net interest income. During the first nine months of 2011 compared to the first nine months of 2012, our net interest income declined despite an improvement in our net interest spread and net interest margin due to a decrease in total assets. See Tables 6 through 9 under this Item 2 for further information.

Despite the decrease in net interest income for the first nine months of 2012, net income increased largely due to a significant decrease in the net loss on derivative and hedging activities, which was partially offset by a decrease in the market value of trading securities and a decrease in total assessments associated with the satisfaction of our REFCORP obligation in 2011. See “Net Gain (Loss) on Trading Securities” and “Net Gain (Loss) on Derivative and Hedging Activities” in this Item 2 for a discussion of the impact of these activities by period.

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

In addition to our GAAP results, we also present our adjusted income, which is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by market value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) Affordable Housing Program (AHP) and REFCORP assessments (assessments for AHP and REFCORP through June 30, 2011 were equivalent to an effective minimum income tax rate of 26 percent; and, upon satisfaction of the REFCORP obligation as of June 30, 2011, the assessment for AHP is equivalent to an effective minimum income tax rate of 10 percent); (2) market value changes on derivatives (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted return on equity (ROE) that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by market value changes on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, market value changes on derivatives and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income and ROE based on GAAP income, which can vary significantly from period to period because of market value changes on derivatives and certain other items that management excludes when evaluating operational performance because the added volatility does not provide a consistent measurement analysis.

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

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the market value changes and recorded in net gain (loss) on derivatives and hedging activities while the net interest settlements on qualifying fair value or cash flow hedges are included in net interest margin. Therefore, only the market value changes included in the net gain (loss) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which represent actual cash inflows or outflows and do not create market volatility, are not removed).

Table 3 presents a reconciliation of GAAP income to adjusted income for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

Table 3

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Net income, as reported under GAAP	$27,921	$(2,301)	$81,719	$45,658
Total assessments	3,103	(250)	9,084	16,913
Income before assessments	31,024	(2,551)	90,803	62,571
Derivative-related and other excluded items1	789	33,213	10,400	32,182
Adjusted income (a non-GAAP measure)2	$31,813	$30,662	$101,203	$94,753

1
Consists of market value changes on derivatives (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances and net gain (loss) on mortgage loans held for sale.

2
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Table 4 presents adjusted ROE (a non-GAAP measure) compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 4

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
Average GAAP total capital for the period	$1,759,874	$1,757,917	$1,759,590	$1,763,262
ROE, based upon GAAP net income	6.31%	(0.52)%	6.20%	3.46%
Adjusted ROE, based upon adjusted income1	7.19%	6.92%	7.68%	7.18%
Average overnight Federal funds effective rate	0.15%	0.08%	0.14%	0.11%
Adjusted ROE as a spread to average Federal funds rate1	7.04%	6.84%	7.54%	7.07%

1
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Earnings Analysis: Table 5 presents changes in the major components of our earnings for the three- and nine-month periods ended September 30, 2012 compared to the same periods of 2011 (in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 09/30/2012 vs. 09/30/2011		Nine-month Periods Ended 09/30/2012 vs. 09/30/2011
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(14,488)	(10.5)%	$(40,506)	(9.7)%
Total interest expense	(7,110)	(9.2)	(32,219)	(13.4)
Net interest income	(7,378)	(12.2)	(8,287)	(4.7)
Provision for credit losses on mortgage loans	735	224.8	1,282	103.7
Net interest income after mortgage loan loss provision	(8,113)	(13.5)	(9,569)	(5.5)
Net gain (loss) on trading securities	(29,179)	(118.0)	(44,193)	(156.2)
Net gain (loss) on derivatives and hedging activities	68,656	91.8	80,796	76.9
Other non-interest income	1,252	230.6	(1,636)	(22.1)
Total other income (loss)	40,729	(82.3)	34,967	(50.5)
Operating expenses	75	0.7	(1,210)	(3.7)
Other non-interest expenses	(1,034)	(33.0)	(1,624)	(17.6)
Total other expenses	(959)	(7.3)	(2,834)	(6.8)
AHP assessments	3,353	1,341.2	3,993	78.4
REFCORP assessments	-	0.0	(11,822)	(100.0)
Total assessments	3,353	1,341.2	(7,829)	(46.3)
Net income (loss)	$30,222	1,313.4%	$36,061	79.0%

Net Interest Income: Net interest income, spread and margin decreased for the three-month period ended September 30, 2012 compared to the same period in 2011 as asset yields declined more than liability costs. Total earning asset yields declined by eight basis points between the two three-month periods. There are three primary reasons for this reduction. First, the third quarter 2012 long-term investment portfolio was approximately 26 percent lower than in the same period of 2011. Over this period, we significantly curtailed how much we invested in short-term, unsecured money market investments as a result of heightened credit risk throughout the world. For the most part, this reduction resulted in a less levered balance sheet, thereby reducing interest income from short-term, unsecured money market investments. Second, advance income and yields were lower in the third quarter of 2012 than in the same period as last year due to an unusually high amount of prepayment fee income in the 2011 period. In the third quarter of 2011, we collected over $7.0 million compared to $0.7 million in the same period of 2012 – a 90 percent decline. Without this decline in prepayment fees, advance yields would have increased slightly. Third, the size of the mortgage loan portfolio increased substantially both relative to total assets and on an absolute basis. The yields on mortgage loans declined by 80 basis points from 2011 to 2012. However the larger mortgage loan portfolio relative to the balance sheet increased total interest income and average yield on assets thereby reducing but not fully offsetting the negative impacts from the declines in yields on both the mortgage loan and advance portfolios.

While asset yields dropped by eight basis points, liability costs only declined by three basis points between the two periods. The cost of short-term discount notes, which represent 29 percent of our liabilities, was extremely low in the third quarter of 2011 due primarily to the market dislocations surrounding the U.S. debt ceiling negotiations. During the third quarter of 2012, discount note costs were about twice as high as a year ago at approximately 12 basis points as the flight-to-quality from the 2011 debt ceiling negotiations unwound and because of an increase in supply of competing instruments, such as U.S. Treasury bills, reverse repurchase agreements and other short-term U.S. Treasury securities sold as a part of Operation Twist. While short-term discount note costs increased, the cost of our long-term bonds decreased eight basis points primarily due to our active refinancing of callable debt. The combination of these two events led to a smaller decline in liability costs than asset yields causing the decline in net interest income.

For the nine-month period ended September 30, 2012 compared to the same period in 2011, net interest income declined while the net interest spread and margin actually increased. Total earning asset yields only declined by one basis point between these two nine-month periods. The decline in the relative size of the investment portfolio and the increase in the size of the mortgage loan portfolio had an impact on the nine month interest income that was similar to the three month periods discussed above. However, in the nine-month periods of 2012 and 2011, the advance yield was essentially unchanged. The difference in the prepayment fees between these two nine-month periods is much less pronounced and the 2012 advance yields were unchanged when prepayment fees are excluded. Without the decline in advance yields, the other two factors offset each other to some degree.

On the liability side, discount note costs for the nine-month periods of 2011 and 2012 were nearly unchanged as the longer time horizon diluted the impact of the debt ceiling negotiations that had such a large effect on the third quarter of 2011. Our swapped longer-term debt costs actually increased during the period as LIBOR rates were higher in 2012 (see Table 2). However, as in the three-month period discussion above, a decline in longer-term bond costs, primarily due to callable debt refinancing, was the principal reason that total liability costs fell by three basis points. Since liability costs declined by more than asset yields, the net interest margin was larger in the first nine months of 2012 than it was for the same period in 2011. However, since total earning assets declined by nearly nine percent, the slight increase in margin was not enough to overcome the large decrease in assets – resulting in lower net interest income.

The average yield on advances decreased for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. The average advance yield is usually impacted by the interplay between advance product pricing, product mix changes, interest rate changes and changes in the average maturity of various advances. However, in both the three- and nine-month periods of these two years, a large swing in the amount of prepayment fees collected was a major contributor to the decline in advance yields. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

The average yield on investments for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 increased primarily due to compositional changes in our investment portfolio. Balances of higher yielding longer term investments, both fixed and variable rate, increased as a percentage of total outstanding investments. This compositional change was the result of management’s decision to: (1) reduce exposure to unsecured investments with counterparties in Europe and with those having certain credit ratings below thresholds (single-A or below) and transition to secured reverse repurchase transactions which in the recent market have provided superior returns to unsecured money market transactions; and (2) reduce non-MBS investments as a percentage of total assets. The resulting higher yields from the change were partially offset by the impact of prepayments of higher rate MBS/CMOs and the acquisition of new lower rate MBS/CMOs.

We continued to purchase new MBS this quarter in order to maintain our desired MBS allocation of three times our total capital. We are primarily focusing on Agency-guaranteed, variable rate, mortgage securities that are comprised of single and multi-family mortgage collateral. In total, we purchased $1.3 billion par amount during the first nine months of 2012. Since mid-2006, our MBS investment strategy has focused more on variable rate Agency MBS/CMOs because we believe they have generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate MBS. Many of these variable rate securities have a coupon that is capped at a certain level and we have generally purchased interest rate caps to offset some of this risk. See additional discussion on the impact of interest rate caps under this Item 2 – “Net Gain (Loss) on Derivatives and Hedging Activities.” However, beginning in the second quarter and throughout the third quarter of 2012, we primarily purchased Agency variable rate MBS without embedded interest rate caps. These securities provide some additional means to achieve a higher overall risk-adjusted return without the need to purchase offsetting interest rate caps.

The average yields on the mortgage loan portfolio for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 declined notably due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates; (2) the growth in mortgage loan balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio; and (3) increased write-offs of premiums associated with mortgage loan prepayments. Although we are taking steps to slow the growth of this portfolio, we expect the portfolio yield to continue to decline for the next several quarters due to these factors.

The average rate paid on all deposits decreased for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. The average rate paid on deposits generally fluctuates in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. However, because of the low interest rate environment at the time (and which has continued), we established a floor of 5 basis points on demand deposits and 15 basis points on overnight deposits in June 2009. The floor on overnight deposits was decreased even further from 15 basis points to 10 basis points in October 2011.

While the average yield on discount notes for the three-month period ended September 30, 2012 compared to the same period in 2011 increased, the average yield on discount notes decreased slightly for the nine-month period ended September 30, 2012 compared to the same period in 2011. Important factors pushing discount note yields higher for the three-month period ended September 30, 2012 compared to the same period in 2011 were the unwind of the impact of the flight-to-quality demand for our discount notes from the 2011 debt ceiling negotiations and because of an increase in supply of competing instruments, such as U.S. Treasury bills, reverse repurchase agreements and other short-term U.S. Treasury securities sold as a part of the FOMC’s maturity extension program, Operation Twist. A key factor in the decrease for the nine-month period ended September 30, 2012 compared to the same period in 2011 was the flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events that occurred or carried over into the fourth quarter of 2011. Many of the discount notes issued during this period of low rates had maturity dates throughout the first half of 2012. As noted above, the impact from the 2011 flight-to-quality demand progressively declined throughout the first half of 2012. Because most of the factors pushing discount notes higher will likely remain in force through the fourth quarter 2012, we anticipate that discount note average yields will remain relatively elevated compared to the 2011 levels for the remainder of the year.

Some important factors in the decrease in bond yields for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 were: (1) our ability to refinance a large portion of our longer-term unswapped callable bonds; and (2) generally lower intermediate and longer-term term market interest rates.

As discussed above, over the past several years, including much of 2011 and 2012, we have been able to lower our long-term, consolidated obligation funding costs by calling previously issued unswapped callable debt and replacing it with new lower-cost debt with similar characteristics. Replacing this debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the debt and by funding benefits from timing differences between the date the debt is called and the settlement date of the new debt. Over the past several years, we have used unswapped callable debt with short lockouts (primarily three months to one year) as a primary tool for funding long-term amortizing and prepayable assets. This has provided an opportunity to take advantage of lower debt costs over the past several years and in the first nine months of 2012. We increased the size of our portfolio of unswapped callable bonds in the first nine months of 2012 from $4.4 billion as of December 31, 2011 to $4.9 billion as of September 30, 2012, primarily because of the increase in our mortgage loan portfolio. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets because they provide a way to effectively manage the prepayment risk on these assets.

Additionally, a significant portion of our bonds are comprised of long-term callable bonds adjusting or swapped to LIBOR which are primarily used to fund LIBOR-based and other short-term assets. At times over the nine-month period ended September 30, 2012, we increased our allocation to LIBOR-based debt or discount notes in order to take advantage of market opportunities to issue debt at more advantageous rates. We have also increased our position in LIBOR-based debt in preparation for large maturities of liabilities funding LIBOR-based assets (assets adjusting to and swapped to LIBOR) and/or to enhance liquidity. When assets and liabilities are based upon different indices, such as when the discount note curve is used to set rates for some advances and LIBOR-based debt is used to fund those advances, we are exposed to basis risk. While we have maintained a relatively balanced basis position throughout the first nine months of 2012, we have issued a substantial amount of variable rate consolidated obligation bonds swapped to LIBOR and, to a lesser extent, unswapped variable rate consolidated obligation bonds indexed to LIBOR, in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and/or to enhance liquidity which has resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets. We are willing to accept this short term basis risk because we anticipate it will be temporary.

Derivative and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried at historical cost. The result is that positive hedging adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive hedging adjustments on advances exceeded those on consolidated obligations for the three- and nine-month periods ending September 30, 2012 and 2011. Therefore, the average net interest spread has been negatively affected by the hedging adjustments included in the asset and liability balances and is not necessarily comparable between quarters. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 10 through 13 under this Item 2), which distorts yields especially for trading investments that are swapped.

As explained in more detail in Item 3 – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management – Duration of Equity,” our duration of equity (DOE) remains within both the RMP limits and the operating rates and continues to remain relatively short. The historically short DOE profile is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly manage any duration mismatch of short-term assets and liabilities to lessen any adverse impact on net interest income from changes in short-term rates.

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 6

	For the Three-month Period Ended
	09/30/2012			09/30/2011
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$361,599	$135	0.15%	$273,454	$$65	0.09%
Federal funds sold and securities purchased under agreements to resell	2,213,763	1,045	0.19	1,741,283	412	0.09
Investments1	8,959,734	34,081	1.51	12,029,709	42,417	1.40
Advances2,3	17,364,556	37,863	0.87	17,852,383	44,106	0.98
Mortgage loans2,4,5	5,714,361	49,572	3.45	4,673,735	50,082	4.25
Other interest-earning assets	26,022	443	6.75	34,427	545	6.27
Total earning assets	34,640,035	123,139	1.41	36,604,991	137,627	1.49
Other non-interest-earning assets	140,148			327,510
Total assets	$34,780,183			$36,932,501
Interest-bearing liabilities:
Deposits	$1,398,630	$331	0.09%	$2,233,914	$804	0.14%
Consolidated obligations2:
Discount Notes	9,602,260	2,859	0.12	10,018,089	1,589	0.06
Bonds	21,225,030	66,843	1.25	22,236,941	74,647	1.33
Other borrowings	14,059	42	1.19	22,413	145	2.56
Total interest-bearing liabilities	32,239,979	70,075	0.86	34,511,357	77,185	0.89
Capital and other non-interest-bearing funds	2,540,204			2,421,144
Total funding	$34,780,183			$36,932,501

Net interest income and net interest spread6		$53,064	0.55%		$60,442	0.60%

Net interest margin7			0.61%			0.66%
__________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $1,092,000 and $895,000 for the quarters ended September 30, 2012 and 2011, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense between the third quarters of 2012 and 2011 (in thousands):

Table 7

	Three-month Periods Ended 09/30/2012 vs. 09/30/2011
	Increase (Decrease) Due to
	Volume1.2	Rate1.2	Total
Interest Income:
Interest-bearing deposits	$25	$45	$70
Federal funds sold and securities purchased under agreements to resell	135	498	633
Investments	(11,475)	3,139	(8,336)
Advances	(1,179)	(5,064)	(6,243)
Mortgage loans	10,007	(10,517)	(510)
Other assets	(140)	38	(102)
Total earning assets	(2,627)	(11,861)	(14,488)
Interest Expense:
Deposits	(247)	(226)	(473)
Consolidated obligations:
Discount notes	(69)	1,339	1,270
Bonds	(3,307)	(4,497)	(7,804)
Other borrowings	(42)	(61)	(103)
Total interest-bearing liabilities	(3,665)	(3,445)	(7,110)
Change in net interest income	$1,038	$(8,416)	$(7,378)
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

Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets for the nine months ended September 30, 2012 and 2011 (in thousands):

Table 8

	For the Nine-month Period Ended
	09/30/2012			09/30/2011
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$352,194	$367	0.14%	$158,235	$126	0.11%
Federal funds sold and securities purchased under agreements to resell	1,972,820	2,455	0.17	2,190,859	2,031	0.12
Investments1	9,096,458	108,452	1.59	12,479,333	138,451	1.48
Advances2,3	17,354,591	117,277	0.90	18,094,080	126,500	0.93
Mortgage loans2,4,5	5,392,867	145,633	3.61	4,525,443	147,276	4.35
Other interest-earning assets	29,251	1,397	6.38	35,971	1,703	6.33
Total earning assets	34,198,181	375,581	1.47	37,483,921	416,087	1.48
Other non-interest-earning assets	173,859			239,530
Total assets	$34,372,040			$37,723,451
Interest-bearing liabilities:
Deposits	$1,640,802	$1,162	0.09%	$1,917,572	$2,047	0.14%
Consolidated obligations2:
Discount Notes	9,856,340	6,261	0.08	11,558,326	8,642	0.10
Bonds	20,340,100	201,493	1.32	21,844,455	230,135	1.41
Other borrowings	15,126	180	1.59	28,475	491	2.31
Total interest-bearing liabilities	31,852,368	209,096	0.88	35,348,828	241,315	0.91
Capital and other non-interest-bearing funds	2,519,672			2,374,623
Total funding	$34,372,040			$37,723,451

Net interest income and net interest spread6		$166,485	0.59%		$174,772	0.57%

Net interest margin7			0.65%			0.62%
__________
1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans held for portfolio. The expense related to CE fee payments to participating financial institutions (PFI) was $3,075,000 and $2,614,000 for the nine months ended September 30, 2012 and 2011, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense between the first nine months of 2012 and 2011 (in thousands):

Table 9
	Nine-month Periods Ended 09/30/2012 vs. 09/30/2011
	Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$193	$48	$241
Federal funds sold and securities purchased under agreements to resell	(218)	642	424
Investments	(39,727)	9,728	(29,999)
Advances	(5,075)	(4,148)	(9,223)
Mortgage loans	25,684	(27,327)	(1,643)
Other assets	(321)	15	(306)
Total earning assets	(19,464)	(21,042)	(40,506)
Interest Expense:
Deposits	(266)	(619)	(885)
Consolidated obligations:
Discount notes	(1,178)	(1,203)	(2,381)
Bonds	(15,341)	(13,301)	(28,642)
Other borrowings	(188)	(123)	(311)
Total interest-bearing liabilities	(16,973)	(15,246)	(32,219)
Change in net interest income	$(2,491)	$(5,796)	$(8,287)
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

The majority of our derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rises over the period and record losses when the general level of interest rates falls over the period. The absolute level of interest rates, the shape of the interest rate curve, passage of time and implied volatility are all critical components in valuing options such as interest rate caps. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also an important component as a steeper curve implies higher future short-term interest rates than does a flatter interest rate curve. Higher future short-term rates implied by a steepening interest rate curve would generally result in higher cap values while lower future short-term rates implied by a flattening interest rate curve would generally result in lower cap values. Generally, the greater the implied price volatility of the interest rate cap, the higher the value and the lower the implied price volatility of the interest rate caps, the lower the value. Net interest settlements on economic derivatives recorded in our Net Gain (Loss) on Derivatives and Hedging Activities during 2012 represented a significant portion of losses for the three- and nine-month periods ending September 30, 2012, representing 148 percent of the losses for the three-month period and 106 percent for the nine-month period. This compared to 13 percent of the losses for the three-month period and 30 percent for the nine-month period ending September 30, 2011.

Important factors contributing to the net loss on derivatives and hedging activities for both the three- and nine-month periods ended September 30, 2011 include: (1) a substantial decrease in the absolute level of interest rates in the interest rate swap curve for tenors greater than one year; (2) a general flattening of the yield curve; and (3) the ratio of the change in an option’s price to the decrease in time to expiration (i.e., option time decay). These three factors contributing to the net loss were partially offset by a general increase in volatility. For the three- and nine-month period ending September 30, 2012, important factors contributing to net loss, albeit substantially smaller, on derivatives and hedging activities include: (1) a smaller decrease in the absolute level of most interest rates in the interest rate swap curve for most tenors less than fifteen years relative to the comparable periods; and (2) option time decay. These two factors were partially offset by a general steepening yield curve and mixed fluctuation in interest rate volatility.

Table 10 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2012 (in thousands):

Table 10
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,918)	$-	$(785)	$(291)	$-	$(3,994)
Net interest settlements	(42,881)	-	-	32,469	-	(10,412)
Subtotal	(45,799)	-	(785)	32,178	-	(14,406)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(44)	-	-	(753)	-	(797)
Economic hedges – unrealized gain (loss) due to fair value changes	-	(3,456)	3,875	3,345	(3)	3,761
Economic hedges – net interest received (paid)	-	(10,373)	-	1,284	3	(9,086)
Subtotal	(44)	(13,829)	3,875	3,876	-	(6,122)
Net impact of derivatives and hedging activities	(45,843)	(13,829)	3,090	36,054	-	(20,528)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(2,765)	-	-	-	(2,765)
TOTAL	$(45,843)	$(16,594)	$3,090	$36,054	$-	$(23,293)

Table 11 categorizes the earnings impact by product for derivative hedging activities and trading securities for the third quarter of 2011 (in thousands):

Table 11
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,254)	$-	$(123)	$-	$(278)	$-	$(2,655)
Net interest settlements	(54,203)	-	-	25	56,286	-	2,108
Subtotal	(56,457)	-	(123)	25	56,008	-	(547)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,085)	-	-	1	(2,180)	-	(4,264)
Economic hedges – unrealized gain (loss) due to fair value changes	-	(72,441)	6,059	-	5,664	(5)	(60,723)
Economic hedges – net interest received (paid)	-	(12,325)	-	-	2,528	6	(9,791)
Subtotal	(2,085)	(84,766)	6,059	1	6,012	1	(74,778)
Net impact of derivatives and hedging activities	(58,542)	(84,766)	5,936	26	62,020	1	(75,325)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	26,722	-	-	-	-	26,722
TOTAL	$(58,542)	$(58,044)	$5,936	$26	$62,020	$1	$(48,603)

Table 12 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2012 (in thousands):

Table 12
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(8,496)	$-	$(4,640)	$-	$(613)	$-	$(13,749)
Net interest settlements	(132,052)	-	-	12	111,380	-	(20,660)
Subtotal	(140,548)	-	(4,640)	12	110,767	-	(34,409)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	283	-	-	(20)	(352)	-	(89)
Economic hedges – unrealized gain (loss) due to fair value changes	-	(16,274)	8,566	-	9,368	(12)	1,648
Economic hedges – net interest received (paid)	-	(29,882)	-	-	4,083	12	(25,787)
Subtotal	283	(46,156)	8,566	(20)	13,099	-	(24,228)
Net impact of derivatives and hedging activities	(140,265)	(46,156)	3,926	(8)	123,866	-	(58,637)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(10,636)	-	-	-	-	(10,636)
TOTAL	$(140,265)	$(56,792)	$3,926	$(8)	$123,866	$-	$(69,273)

Table 13 categorizes the earnings impact by product for derivative hedging activities and trading securities for the first nine months of 2011 (in thousands):

Table 13
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(15,747)	$-	$(191)	$-	$(848)	$-	$(16,786)
Net interest settlements	(165,663)	-	-	1,244	169,818	-	5,399
Subtotal	(181,410)	-	(191)	1,244	168,970	-	(11,387)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,472)	-	-	(335)	3,628	-	821
Economic hedges – unrealized gain (loss) due to fair value changes	-	(91,996)	7,961	-	9,332	(11)	(74,714)
Economic hedges – net interest received (paid)	-	(38,362)	-	-	7,207	24	(31,131)
Subtotal	(2,472)	(130,358)	7,961	(335)	20,167	13	(105,024)
Net impact of derivatives and hedging activities	(183,882)	(130,358)	7,770	909	189,137	13	(116,411)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	29,258	-	-	-	-	29,258
TOTAL	$(183,882)	$(101,100)	$7,770	$909	$189,137	$13	$(87,153)

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

Table 14 presents the major components of the net gain (loss) on trading securities for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands):

Table 14

	Three-month Period Ended		Nine-month Period Ended
	09/30/2012	09/30/2011	09/30/2012	09/30/2011
GSE debentures	$(3,863)	$25,915	$(12,685)	$28,451
U.S. Government guaranteed debentures	(945)	(1,063)	(5,205)	(1,063)
U.S. Treasury note	-	-	-	1,449
Agency MBS/CMO	354	(143)	1,278	(435)
Short-term money market securities	7	23	718	(103)
TOTAL	$(4,447)	$24,732	$(15,894)	$28,299

The largest component of our trading portfolio is comprised of GSE debentures. The majority of this portfolio is comprised of fixed rate GSE debentures, most of which are related to interest rate swaps designated as economic hedges. The fair values of these securities are more affected by changes in longer term interest rates than by changes in short-term interest rates. The remainder of this portfolio consists of variable rate GSE debentures with coupons indexed to the daily Federal funds effective rate. These debentures, both fixed and variable, possess coupons which are well above market rates and subsequently they are priced at a substantial premium. However, despite the decline in interest rates and a compression in credit spreads the majority of securities in this portfolio decreased in value due primarily to the passage of time. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). These securities experienced gains for the three- and nine-month periods ending September 30 2011 primarily as a result of a substantial decrease in interest rates in all maturities and losses for the three- and nine-month periods ending September 30, 2012 primarily as a result of time decay despite decreasing interest rates and improved credit spreads.

The next largest component of our trading portfolio is comprised of our short-term money market securities. However, because these securities are generally purchased at a price close to par and are short-term in nature, these money market securities account for only a fraction of the net gain/loss on trading securities.

The next largest component of our trading portfolio after money market securities is comprised of variable rate Agency MBS/CMOs that we have designated as trading securities for asset-liability management purposes. Because the coupons on these securities reset monthly, their market values generally do not vary significantly, especially in the current low-rate environment. However, because these securities contain embedded caps, changes in interest rates, the shape of the yield curve and volatility can impact the value of these securities. The primary determinant for the changes in value from 2011 to 2012 appears to be the shift in emphasis by the Federal Reserve from purchasing U.S. Treasuries in 2011 under the second round of quantitative easing to purchasing Agency MBS under the third round of quantitative easing (QE3), as well as, the open-ended nature of this latest initiative. The increase in demand for Agency MBS under QE3, without a commensurate increase in supply, appears to be the primary catalyst for price appreciation experienced in 2012 relative to 2011.

The smallest portion of our trading portfolio is comprised of U.S. Government guaranteed debentures. For the three- and nine-month period ended September 30, 2012, this component was comprised entirely of Federal Deposit Insurance Corporation (FDIC) Temporary Liquidity Guarantee Program (TLGP) notes acquired in September 2011. All of these notes mature on or before December 2012. Since these are fixed rate securities, we generally experience gains on these securities when short-term interest rates (6 months and less) decrease and losses when short-term interest rates increase. However, like our GSE debenture portfolio, these securities contain coupons that are well above market rates, resulting in premium prices that will converge to par at maturity. Given the relative short-term nature of these securities and their current price premiums, time decay is the primary determinant for decreases in market value despite decreasing interest rates and improved credit spreads.

During a portion of the first half of 2011, we held a 10-year U.S. Treasury note acquired as an asset-liability management tool to extend duration of our assets to protect against the negative ramifications of declining interest rates. The gains recorded during the nine-month period ended September 30, 2011was primarily attributable to decreasing intermediate and long-term interest rates.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. The compensation and benefits expense increased by 12.6 percent for the three-month period ended September 30, 2012 compared to the same period of 2011 and increased by 1.3 percent for the nine-month period ended September 30, 2012. The net increase is primarily attributable to an increase in employee salaries as a result of an increase in staffing and an increase in 2012 incentive compensation expense, offset by a decrease in employee benefit expenses related to normal retirement. We expect the number of employees to remain stable or increase slightly during 2012; therefore, we expect our compensation and benefits expense to remain stable throughout the remainder of 2012.

Financial Condition
Overall: Table 15 presents changes in the major components of our Statements of Condition from December 31, 2011 to September 30, 2012 (in thousands):

Table 15

	Increase (Decrease) in Components
	09/30/2012 vs. 12/31/2011
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$98,041	84.5%
Investments1	679,301	6.4
Advances	520,951	3.0
Mortgage loans, net	903,288	18.3
Derivative assets	(403)	(2.9)
Other assets	(23,903)	(15.3)
Total assets	$2,177,275	6.6%

Liabilities:
Deposits	$344,227	34.5%
Consolidated obligations, net	1,801,416	6.0
Derivative liabilities	(20,157)	(14.4)
Other liabilities	(26,383)	(12.8)
Total liabilities	2,099,103	6.7

Capital:
Capital stock outstanding	17,594	1.3
Retained earnings	59,254	14.8
Accumulated other comprehensive income (loss)	1,324	4.8
Total capital	78,172	4.6
Total liabilities and capital	$2,177,275	6.6%
__________
1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: The net increase in advances from December 31, 2011 to September 30, 2012 was driven in part by our top five borrowers (see Table 17). MidFirst Bank increased their advances by $630 million while Pacific Life Insurance Company decreased their advances by $400 million. Due to the pay down by Pacific Life, United of Omaha Life Insurance Company entered the top five borrowers. The other top five borrowers had advance balances that either remained unchanged from year end or decreased only slightly. Other large borrowers accounted for most of the remainder of the increase with Bank of Oklahoma increasing the size of their advances by $597 million. Despite the increase in advances with some of our larger members, general deleveraging occurring in the financial services industry continues to be the main contributing factor to the decline in our advance balances among our midsize and smaller members. Many of our member institutions continue to experience growth in deposit funding that exceeds the demand for loans in their communities. In addition, many members continue to hold higher levels of on-balance-sheet liquidity and conserve capital as pressure on asset quality persists in many areas in the Tenth District of the FHLBank System. We do not believe that our advances will increase on a widespread basis among our members until there is an improvement in U.S. economic activity that results in increased loan demand at our member financial institutions. When member advance demand does begin to change, we believe a few larger members could have a significant impact on the amount of our total outstanding advances such as has occurred during the first nine months of 2012.

Table 16 summarizes advances outstanding by product as of September 30, 2012 and December 31, 2011 (in thousands).

Table 16

	09/30/2012		12/31/2011
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$1,678,538	9.7%	$1,084,389	6.4%
Regular adjustable rate advances	5,000	0.0	-	0.0
Adjustable rate callable advances	6,167,688	35.5	5,787,230	34.4
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.7	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	92,934	0.5	24,243	0.1
Total adjustable rate advances	8,071,160	46.4	7,022,862	41.7

Fixed rate:
Standard advance products:
Short-term fixed rate advances	186,827	1.1	233,107	1.4
Regular fixed rate advances	5,434,087	31.3	5,597,135	33.2
Fixed rate callable advances	79,710	0.4	36,000	0.2
Standard housing and community development advances:
Regular fixed rate advances	323,442	1.9	319,494	1.9
Fixed rate callable advances	-	0.0	11,300	0.1
Total fixed rate advances	6,024,066	34.7	6,197,036	36.8

Convertible:
Standard advance products:
Fixed rate convertible advances	2,297,742	13.2	2,693,292	16.0

Amortizing:
Standard advance products:
Fixed rate amortizing advances	503,006	2.9	522,654	3.1
Fixed rate callable amortizing advances	43,527	0.3	5,683	0.0
Standard housing and community development advances:
Fixed rate amortizing advances	439,014	2.5	408,714	2.4
Fixed rate callable amortizing advances	5,449	0.0	252	0.0
Fixed rate amortizing advances funded through the AHP	-	0.0	2	0.0
Total amortizing advances	990,996	5.7	937,305	5.5

TOTAL PAR VALUE	$17,383,964	100.0%	$16,850,495	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 17 presents information on our five largest borrowers as of September 30, 2012 and December 31, 2011 (in thousands). If a borrower was not one of the five largest borrowers for one of the periods presented, the applicable columns are left blank.

Table 17

	09/30/2012		12/31/2011
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$2,825,000	16.3%	$2,195,000	13.0%
Capitol Federal Savings Bank	2,550,000	14.7	$2,550,000	15.1
Security Life of Denver Ins. Co.	1,500,000	8.6	1,640,000	9.8
Security Benefit Life Insurance Co.	1,259,330	7.2	1,259,330	7.5
United of Omaha	642,363	3.7
Pacific Life Insurance Co.			1,000,000	5.9
TOTAL	$8,776,693	50.5%	$8,644,330	51.3%

Table 18 presents the interest income associated with our five borrowers with the highest interest income for the three-month periods ended September 30, 2012 and 2011 (in thousands):

Table 18

	Three-month Period Ended
	09/30/2012		09/30/2011
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$16,996	21.2%	$20,860	22.9%
Pacific Life Insurance Co.	6,281	7.9	6,727	7.4
American Fidelity Assurance Co.	4,577	5.7	4,478	4.9
Security Benefit Life Insurance Co.	2,950	3.7	2,640	2.9
United of Omaha	2,127	2.7	2,048	2.2
TOTAL	$32,931	41.2%	$36,753	40.3%
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.

Table 19 presents the interest income associated with our five borrowers with the highest interest income for the nine-month periods ended September 30, 2012 and 2011 (in thousands):

Table 19

	Nine-month Period Ended
	09/30/2012		09/30/2011
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$52,791	21.5%	$61,892	21.9%
Pacific Life Insurance Co.	19,190	7.8	20,137	7.1
American Fidelity Assurance Co.	13,500	5.5	13,145	4.6
Security Benefit Life Insurance Co.	8,531	3.5	7,783	2.7
United of Omaha	6,329	2.6	6,179	2.2
TOTAL	$100,341	40.9%	$109,136	38.5%
__________
1	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances.

Advances as a percentage of total assets decreased from 52.4 percent as of December 31, 2011 to 50.7 percent as of September 30, 2012. Because the capital used to support advances and other assets is provided by our members, capital will generally increase or decrease in conjunction with changes in advances. Following a pay down in advances, members have the ability to request repurchase of excess shares. However, we also have the ability to mandatorily redeem excess stock when needed to manage our balance sheet.

A significant portion of our advance portfolio either re-prices within three months or is swapped to shorter-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. As a result, 81.7 percent of the total advance portfolio as of September 30, 2012 and 81.6 percent of the total advance portfolio as of December 31, 2011, effectively re-prices at least every three months. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates. The level of short-term interest rates is primarily driven by FOMC decisions on the level of its overnight Federal funds target, but is also influenced by the expectations of capital market participants related to the strength of the economy, future inflationary pressures and other factors. See Tables 6 and 7 under “Results of Operations – Net Interest Income” in this Item 2 for further information regarding average balances, average yields/rates and changes in interest income.

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

MPF Program: The MPF Program is an attractive secondary market alternative for our members, especially the smaller institutions in our district who may not have access to other investors, including Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac). We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, PFIs sell fixed-rate, conventional and government, size-conforming, 1-4 family residential mortgage loans to us (closed loans).

The amount of new MPF mortgage loans acquired from our PFIs during the nine-month period ended September 30, 2012 was $2.0 billion. These new acquisitions, net of loan repayments received, resulted in an 18.3 percent increase in the outstanding balance of our mortgage loan portfolio from December 31, 2011 to September 30, 2012 (see Table 15). Approved PFIs increased from 221 to 241, or 9 percent, over the same period of time. With a 6.6 percent net increase in total assets year-to-date, mortgage loans as a percentage of total assets increased from 14.9 percent as of December 31, 2011 to 16.5 percent as of September 30, 2012. Factors that influenced this recorded growth and may continue to influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of MPF pricing compared to the prices offered by other buyers of mortgage loans, primarily Fannie Mae and Freddie Mac.

In an effort to manage the increasing concentration of mortgage loans on our balance sheet, management has implemented strategies that will better control the volume of mortgages we choose to hold. These strategies include participating loan volume with other FHLBanks and offering the MPF Xtra product, where we are a conduit that PFIs will use to sell loans to FHLBank Chicago, then simultaneously to Fannie Mae. Based on similar market conditions, these measures are expected to reduce the net growth in MPF assets moving forward.

We have purchased qualifying loans from 182 PFIs, year to-date, with 24 of them accounting for almost half of the total volume purchased. The top five funding PFIs accounted for approximately 20 percent of loans purchased by us. Over 63 percent of 2012 volume came from PFIs with assets less than $500 million. Table 20 presents our top five PFIs, the outstanding balances of mortgage loans sold to us by these PFIs as of September 30, 2012 and December 31, 2011 (in thousands) and the percentage of those loans to total mortgage loans outstanding on those dates. Bank of America, N.A. and Bank of the West no longer have active master commitments that would allow future mortgage loan funding or increases in balances. If a PFI was not one of the five PFIs representing the highest mortgage loan balance for one of the periods presented, the applicable columns are left blank.

Table 20

	Mortgage Loan Balance as of September 30, 2012	Percent of Total Mortgage Loans	Mortgage Loan Balance as of December 31, 2011	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$449,791	7.8%	$444,959	9.1%
Bank of America, N.A.1	188,140	3.3	234,903	4.8
Farmers Bank & Trust N.A.	168,261	2.9	195,978	4.0
Bank of the West2	142,218	2.5	183,313	3.8
Fidelity Bank	132,911	2.3
West Gate Bank3			128,325	2.6
TOTAL	$1,081,321	18.8%	$1,187,478	24.3%

1	Formerly La Salle Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
2
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the FHLBank of San Francisco.

3
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and the servicing and CE obligation for the mortgage loans were subsequently purchased from the FDIC by West Gate Bank, Lincoln, NE. On August 26, 2011, we entered into a settlement agreement with the FDIC to satisfy the originating representations and warranties.

Two indications of credit quality are credit scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV). FICO is a widely used credit industry model to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating a poor credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, higher LTV means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2012 was 752 FICO and 71.8 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

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

Investments: Investments other than MBS are primarily used for liquidity purposes. In addition, but to a lesser extent, non-MBS investments are utilized to leverage capital during periods when advances decline, debt cannot be efficiently retired and capital stock is not reduced in proportion to the decline in advances.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members and to maintain liquidity, consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds, term Federal funds, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under this Item 2 for a discussion of the FHLBanks’ liquidity management.

Within our portfolio of short-term investments, we face credit risk from unsecured exposures. Our unsecured credit investments have maturities generally ranging between overnight and three months and include the following types:
▪	Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest.
▪	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on an overnight and term basis.
▪	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.
▪	Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer on demand.

Table 21 presents the carrying value of our unsecured credit exposure with private counterparties by investment type as of September 30, 2012 and December 31, 2011 (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 21

	09/30/2012	12/31/2011
Federal funds sold	$1,045,000	$1,040,000
Commercial paper	112,987	599,482
Certificates of deposit	448,898	1,019,520
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$1,606,885	$2,659,002
__________
1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

As of September 30, 2012, our unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was 81.3 percent of our total unsecured investment credit exposure.

We actively monitor our credit exposures and the credit quality of our counterparties, including an assessment of each counterparty’s financial performance, capital adequacy, sovereign support and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, we may further limit existing exposures.

Finance Agency regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of an individual FHLBank’s total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that an FHLBank may offer for term extensions of unsecured credit ranges from 1 percent to 15 percent based on the counterparty’s long-term credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See “Risk Management – Credit Risk Management” under this Item 2 for additional information related to derivative exposure.

Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. Management, however, generally limits unsecured exposure to a private counterparty to no more than the FHLBank’s retained earnings. As of September 30, 2012, we were in compliance with the regulatory limits established for unsecured credit.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the period ended September 30, 2012.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of September 30, 2012, all unsecured term investments were rated as investment grade based on NRSROs (see Table 25).

Table 22 (in thousands) presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities. As of September 30, 2012, 58.8 percent of the carrying value of the total unsecured investments held by the FHLBanks had overnight maturities.

Table 22

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days		Total
Domestic	$300,000	$-	$		$300,000

U.S. Branches and agency offices of foreign commercial banks:
Sweden	295,000	100,000		-	395,000
Finland	250,000	-		-	250,000
Canada	-	-		249,997	249,997
Australia	73,900	-		137,988	211,888
Netherlands	100,000	100,000		-	200,000
Total U.S. Branches and agency offices of foreign commercial banks	718,900	200,000		387,985	1,306,885
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$1,018,900	$200,000		$387,985	$1,606,885
__________
1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and taxable state housing finance agency securities. The Agency debentures that we hold in our long-term investment portfolio provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure) and are classified as trading securities to enhance our liquidity position. Most of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities and not Net Interest Income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During the first nine months of 2012, we purchased $1.3 billion par amount of variable rate Agency MBS/CMOs and pass-throughs. Of these mortgage investments, $0.5 billion were variable rate Agency Delegated Underwriting and Servicing (DUSTM) multi-family MBS without embedded interest rate. We anticipate making further purchases of MBS/CMOs throughout 2012 as pay downs reduce our MBS portfolio below 300 percent of regulatory capital. As of September 30, 2012, the amortized cost of our MBS/CMO portfolio represented 290 percent of our regulatory capital.

Our Risk Management Policy (RMP) restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. We use the short-term portfolio to sustain the liquidity necessary to meet member credit needs, to provide a reasonable return on member deposits and to manage our leverage ratio. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. As of September 30, 2012, we held $276.8 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. Certain investments are classified as trading securities and are carried at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, primarily for liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. If fixed rate securities are hedged with interest rate swaps, the securities are classified as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset-liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, may also be classified as trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying values of our investments as of September 30, 2012 and December 31, 2011 are summarized by security type in Table 23 (in thousands).

Table 23

	09/30/2012	12/31/2011
Trading securities:
Commercial paper	$112,987	$599,482
Certificates of deposit	448,898	1,019,520
U.S. guaranteed debentures	201,922	494,236
GSE debentures	2,386,135	2,098,844
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,311	1,380
GSE residential MBS	276,111	345,701
Total trading securities	3,427,364	4,559,163

Held-to-maturity securities:
State and local housing agency obligations	71,361	84,548
Mortgage-backed or asset-backed securities (ABS):
Other U.S. obligation residential MBS	89,685	18,167
GSE residential MBS	4,325,426	4,064,679
Private-label residential MBS	545,958	771,478
Private-label commercial MBS	-	37,077
Home equity loan ABS	1,063	1,383
Total held-to-maturity securities	5,033,493	4,977,332
Total securities	8,460,857	9,536,495

Interest-bearing deposits	856	42

Federal funds sold	1,045,000	1,040,000

Securities purchased under agreements to resell	1,749,125	-

TOTAL INVESTMENTS	$11,255,838	$10,576,537

The contractual maturities of our investments as of September 30, 2012 are summarized by security type in Table 24 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 24

	09/30/2012
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$112,987	$-	$-	$-	$112,987
Certificates of deposit	448,898	-	-	-	448,898
U.S. guaranteed debentures	201,922	-	-	-	201,922
GSE debentures	436,916	1,949,219	-	-	2,386,135
Mortgage-backed securities:
Other U.S. obligation residential MBS	-	-	-	1,311	1,311
GSE residential MBS	-	-	-	276,111	276,111
Total trading securities	1,200,723	1,949,219	-	277,422	3,427,364
Yield on trading securities	1.06%	2.86%	0.00%	1.45%

Held-to-maturity securities:
State and local housing agency obligations	-	-	23,055	48,306	71,361
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	-	190	743	88,752	89,685
GSE residential MBS	-	537	536,333	3,788,556	4,325,426
Private-label residential MBS	-	2,802	78,065	465,091	545,958
Home equity loans ABS	-	-	-	1,063	1,063
Total held-to-maturity securities	-	3,529	638,196	4,391,768	5,033,493
Yield on held-to-maturity securities	0.00%	4.14%	2.17%	2.01%

Total securities	1,200,723	1,952,748	638,196	4,669,190	8,460,857
Yield on total securities	1.06%	2.87%	2.17%	1.97%

Interest-bearing deposits	856	-	-	-	856

Federal funds sold	1,045,000	-	-	-	1,045,000

Securities purchased under agreements to resell	1,749,125	-	-	-	1,749,125

TOTAL INVESTMENTS	$3,995,704	$1,952,748	$638,196	$4,669,190	$11,255,838

Securities Ratings – Our portfolio of investments is limited to securities that are highly-rated at the time of acquisition. We monitor credit ratings of our investment portfolio throughout the lives of the securities. Although individual Agency MBS and debentures are not rated, we classify all Agency MBS and debentures based on NRSRO rating action relative to the issuers of the applicable securities for disclosure purposes. Table 25 presents the carrying value of our investments by rating as of September 30, 2012 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 25

	Investment Ratings September 30, 2012 Carry Value1
	Investment Grade				Below Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	Single-C	Unrated	Total
Interest-bearing deposits	$-	$856	$-	$-	$-	$-	$-	$-	$-	$-	$856

Federal funds sold2	-	745,000	300,000	-	-	-	-	-	-	-	1,045,000

Securities purchased under agreements to resell3	-	300,000	749,125	-	-	-	-	-	-	700,000	1,749,125

Investment securities:
Non-mortgage- backed securities:
Commercial paper2	-	112,987	-	-	-	-	-	-	-	-	112,987
Certificates of deposit2	-	448,898	-	-	-	-	-	-	-	-	448,898
U.S. guaranteed debentures	-	201,922	-	-	-	-	-	-	-	-	201,922
GSE debentures	-	2,386,135	-	-	-	-	-	-	-	-	2,386,135
State or local housing agency obligations	23,096	30,000	-	18,265	-	-	-	-	-	-	71,361
Total non-mortgage- backed securities	23,096	3,179,942	-	18,265	-	-	-	-	-	-	3,221,303
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	-	90,996	-	-	-	-	-	-	-	-	90,996
GSE residential MBS	-	4,601,537	-	-	-	-	-	-	-	-	4,601,537
Private label residential MBS	82,745	45,003	46,663	153,254	67,472	70,599	48,837	13,143	18,144	98	545,958
Home equity loan ABS	-	-	-	-	-	386	365	312	-	-	1,063
Total mortgage- backed securities	82,745	4,737,536	46,663	153,254	67,472	70,985	49,202	13,455	18,144	98	5,239,554

TOTAL INVESTMENTS	$105,841	$8,963,334	$1,095,788	$171,519	$67,472	$70,985	$49,202	$13,455	$18,144	$700,098	$11,255,838

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $17.1 million as of September 30, 2012.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 94 days.
3	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 26 presents the carrying value of our investments by rating as of December 31, 2011 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 26

	Investment Ratings December 31, 2011 Carry Value1
	Investment Grade				Below Investment Grade
	Triple-A	Double-A	Single-A	Triple-B	Double-B	Single-B	Triple-C	Double-C	Single-C	Total
Interest-bearing deposits	$-	$42	$-	$-	$-	$-	$-	$-	$-	$42

Federal funds sold2	-	890,000	150,000	-	-	-	-	-	-	1,040,000

Investment securities:
Non-mortgage- backed securities:
Commercial paper2	-	599,482	-	-	-	-	-	-	-	599,482
Certificates of deposit2	-	1,019,520	-	-	-	-	-	-	-	1,019,520
U.S. guaranteed debentures	-	494,236	-	-	-	-	-	-	-	494,236
GSE debentures	-	2,098,844	-	-	-	-	-	-	-	2,098,844
State or local housing agency obligations	26,073	37,035	-	21,440	-	-	-	-	-	84,548
Total non-mortgage- backed securities	26,073	4,249,117	-	21,440	-	-	-	-	-	4,296,630
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	-	19,547	-	-	-	-	-	-	-	19,547
GSE residential MBS	-	4,410,380	-	-	-	-	-	-	-	4,410,380
Private label residential MBS	173,167	56,560	98,035	166,335	64,523	116,904	67,705	23,024	5,225	771,478
Private label commercial MBS	37,077	-	-	-	-	-	-	-	-	37,077
Home equity loan ABS	-	-	-	-	-	522	358	503	-	1,383
Total mortgage- backed securities	210,244	4,486,487	98,035	166,335	64,523	117,426	68,063	23,527	5,225	5,239,865

TOTAL INVESTMENTS	$236,317	$9,625,646	$248,035	$187,775	$64,523	$117,426	$68,063	$23,527	$5,225	$10,576,537

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $28.9 million as of December 31, 2011.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 93 days.

Table 27 presents the carrying value and fair values of our investments by the lowest rated NRSRO credit rating as of September 30, 2012 and October 31, 2012 for securities that have been downgraded during that period (in thousands).

Table 27

Investment Ratings		Downgrades – Balances Based on Values as of 09/30/20121
As of 09/30/2012	As of 10/31/2012	Private-label Residential MBS
From	To	Carrying Value	Fair Value
Triple-A	Double-A	$15,824	$16,116
Triple-A	Single-A	5,447	5,592
Triple-A	Triple-B	12,811	12,888
Triple-A	Double-B	1,310	1,126
Double-A	Single-A	6,310	6,354
Double-A	Triple-B	9,094	8,835
Single-A	Triple-B	9,963	9,509
Triple-B	Double-B	12,405	11,725
Single-B	Triple-C	12,511	12,473
Single-C	Single-D	13,910	17,085
TOTAL		$99,585	$101,703
__________
1	Investments that matured subsequent to September 30, 2012 and on or before October 31, 2012 are excluded from this table.

Table 28 presents the carrying value and fair value by NRSRO credit rating (as of October 31, 2012) of our investment portfolio for non-Agency securities on negative watch with the lowest rated NRSRO as of October 31, 2012 (in thousands):

Table 28

On Negative Watch – Balances Based on Values at 09/30/20121
	Private-label Residential MBS		Non-Mortgage-backed Investments
Investment Ratings	Carrying Value	Fair Value	Carrying Value	Fair Value
Triple-A	$43,447	$44,145	$4,790	$4,790
Double-A	10,151	10,002	149,996	149,996
Single-A	1,350	1,230	-	-
Triple-B	8,226	8,421	-	-
Double-B	8,328	8,282	-	-
Triple-C	8,307	8,770	-	-
TOTAL	$79,809	$80,850	$154,786	$154,786
__________
1	Investments that matured subsequent to September 30, 2012 and on or before October 31, 2012 are excluded from this table.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private-label MBS or asset-backed security (ABS) investment since June 2006, and on March 24, 2011, our Board of Directors approved management’s recommendation to remove our authority to purchase these types of investments from our RMP. All of our prior acquisitions of private-label MBS/ABS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. Only private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition were purchased. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 29 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral as of September 30, 2012 and December 31, 2011 (in thousands):

Table 29

	09/30/2012			12/31/2011
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$171,877	$152,821	$324,698	$320,747	$174,778	$495,525
Alt-A	143,089	110,119	253,208	180,663	127,746	308,409
Total private-label residential MBS	314,966	262,940	577,906	501,410	302,524	803,934

Private-label commercial MBS:
Prime	-	-	-	37,077	-	37,077

Home equity loan ABS:
Subprime	-	3,777	3,777	-	4,272	4,272
TOTAL	$314,966	$266,717	$581,683	$538,487	$306,796	$845,283
__________
1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. Beginning in the second quarter of 2009, the pace of this decline slowed appreciably and the fair value of many of our prime, early vintage private-label MBS/ABS has actually improved from year-end 2008. Fair values continued to improve, although only slightly through the first nine months of 2012. The declines in fair values were particularly evident across the market for private-label MBS/ABS securitized in 2006, 2007 and 2008 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-six percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS/ABS, earlier vintages have not been immune to the declines in fair value. Tables 30 through 32 present statistical information for our private-label MBS/ABS by year of securitization and collateral type as of September 30, 2012 (dollar amounts in thousands):

Table 30

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$70,910	$-	$-	$70,910
Double-A	32,648	-	-	32,648
Single-A	35,776	-	-	35,776
Triple-B	72,507	-	12,041	60,466
Below investment grade:
Double-B	48,786	8,017	10,859	29,910
Single-B	32,847	3,901	26,363	2,583
Triple-C	14,973	-	10,927	4,046
Double-C	11,561	11,561	-	-
Single-C	4,592	-	4,592	-
Unrated	98	-	-	98
TOTAL	$324,698	$23,479	$64,782	$236,437

Amortized cost	$322,813	$23,099	$63,958	$235,756
Gross unrealized losses	(14,987)	-	(552)	(14,435)
Fair value	310,988	23,522	64,377	223,089

OTTI:
Credit-related OTTI charge taken year-to-date	$472	$227	$56	$189
Non-credit-related OTTI charge taken year-to-date	122	223	(56)	(45)
TOTAL	$594	$450	$-	$144

Weighted average percentage of fair value to UPB	95.8%	100.2%	99.4%	94.4%
Original weighted average credit support1	3.5	3.0	3.1	3.7
Weighted average credit support1	9.0	4.2	5.9	10.4
Weighted average collateral delinquency2	7.5	10.6	8.5	7.0
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus real estate owned (REO).

Table 31

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$12,037	$-	$12,037
Double-A	12,397	-	12,397
Single-A	10,913	-	10,913
Triple-B	82,242	-	82,242
Below investment grade:
Double-B	19,599	2,241	17,358
Single-B	42,242	16,883	25,359
Triple-C	42,051	28,288	13,763
Double-C	6,826	6,826	-
Single-C	24,901	24,901	-
TOTAL	$253,208	$79,139	$174,069

Amortized cost	$245,715	$72,297	$173,418
Gross unrealized losses	(17,779)	(8,925)	(8,854)
Fair value	230,752	63,835	166,917

OTTI:
Credit-related OTTI charge taken year-to-date	$855	$708	$147
Non-credit-related OTTI charge taken year-to-date	3,656	(705)	4,361
TOTAL	$4,511	$3	$4,508

Weighted average percentage of fair value to UPB	91.1%	80.7%	95.9%
Original weighted average credit support1	5.0	5.6	4.7
Weighted average credit support1	10.7	6.0	12.8
Weighted average collateral delinquency2	11.3	13.8	10.2
__________
1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 32

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Subprime
Total1
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Single-B	$1,090
Triple-C	593
Double-C	2,094
TOTAL	$3,777

Amortized cost	$1,306
Gross unrealized losses	(16)
Fair value	2,326

OTTI:
Credit-related OTTI charge taken year-to-date	$96
Non-credit-related OTTI charge taken year-to-date	(96)
TOTAL	$-

Weighted average percentage of fair value to UPB	61.6%
Original weighted average credit support2	36.1
Weighted average credit support2	2.5
Weighted average collateral delinquency3	28.4
__________
1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

All of our private-label MBS/ABS securities were limited by our RMP at the time of acquisition to securities where the geographic concentration of loans collateralizing the security was such that no single state represented more than 50 percent of the total by dollar amount. As the structure of the underlying collateral shifts because of prepayments, the concentration shifts. Thus, we continue to monitor concentration of the underlying collateral for our private-label MBS/ABS portfolio for risk management purposes. Geographic concentration of collateral securing private-label MBS/ABS is provided in our annual report on Form 10-K. There were no material changes in these concentrations during the quarter ended September 30, 2012.

As of September 30, 2012, we held private-label ABS covered by monoline insurance companies, which provide credit support for these securities. Other types of credit support for private-label ABS include subordinate tranches and over-collateralization, if any, in a security structure that can absorb losses before the holders of the security incur losses. Monoline insurance coverage for private-label ABS is provided in our annual report on Form 10-K. There were no material changes during the quarter ended September 30, 2012.

As of September 30, 2012, the amortized cost of private-label securities with unrealized losses was $295.0 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrealized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrealized loss position.) Table 33 presents characteristics of our private-label MBS/ABS in a gross unrealized loss position (in thousands). The underlying collateral for all prime loans is first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 33

	09/30/2012					10/31/2012 MBS Ratings Based on 09/30/2012 UPB2,3
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1	Percentage Rated Triple-A	Percentage Rated Triple-A	Percentage Rated Investment Grade	Percentage Rated Below Investment Grade	Percentage on Watchlist
Private-label residential MBS:
Prime	$157,750	$157,281	$14,987	7.8%	6.2%	4.4%	66.2%	29.4%	2.8%

Alt-A:
Alt-A other	132,770	130,187	16,339	12.0	1.7	0.6	21.0	78.4	7.4
Alt-A option arm	7,067	7,067	1,440	19.5	0.0	0.0	0.0	100.0	0.0
Total Alt-A	139,837	137,254	17,779	12.3	1.6	0.6	19.9	79.5	7.1

Home equity loan ABS:
Subprime	593	480	16	31.7	0.0	0.0	0.0	100.0	0.0

TOTAL	$298,180	$295,015	$32,782	10.0%	4.0%	2.6%	44.4%	53.0%	4.8%
__________
1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy as of September 30, 2012. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of September 30, 2012.

2	Represents the lowest ratings available for each security based on NRSROs.
3	Excludes investments held as of September 30, 2012 that have been paid down in full as of October 31, 2012.

Other-than-temporary Impairment – As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value of our private-label MBS/ABS since mid-2009, the fair values of the majority of the private-label MBS/ABS in our held-to-maturity portfolio remain below amortized cost as of September 30, 2012. However, based upon the OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 32 private-label MBS/ABS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 138 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS/ABS that have declined in value.

See Note 3 of the Notes to Financial Statements under Item 1 for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of our private-label residential MBS and home equity loan ABS. Certain private-label MBS/ABS backed by multi-family real estate loans, home equity lines of credit, and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee. We analyzed these private-label MBS/ABS for OTTI using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 4.1 percent of our total private-label MBS/ABS UPB.

We perform OTTI analysis on 100 percent of our private-label MBS/ABS portfolio. To the extent underlying collateral data is available in the loan information data source for our private-label MBS/ABS, we perform OTTI cash flow analysis using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS/ABS where underlying collateral data was not available, we used other methods to assess these securities for OTTI. The risk models and loan information data sources used in 2012 were the same as in 2011.

Tables 34 and 35 present a summary of the significant inputs used to evaluate all non-Agency MBS/ABS for OTTI for the quarter ended September 30, 2012 as well as related current credit enhancement. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 34

Private-label residential MBS
	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities		Current Credit Support
Year of Securitization	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Prime:
2006	13.4%	9.8-16.0%	15.0%	9.6-25.8%	39.2%	36.4-43.7%	4.2%	2.2-5.9%
2005	14.8	8.7-20.5	11.4	7.0-18.7	35.2	30.5-38.3	5.9	1.0-11.5
2004 and prior	17.8	4.3-44.4	8.2	0.1-37.7	25.6	10.0-43.1	10.1	2.5-51.3
Total prime	16.9	4.3-44.4	9.3	0.1-37.7	28.5	10.0-43.7	8.8	1.0-51.3

Alt-A:
2005	10.9	5.0-14.4	22.3	11.3-57.9	39.3	28.4-42.5	6.0	0.7-28.3
2004 and prior	13.7	6.7-18.2	14.9	3.1-45.2	31.9	19.7-44.9	12.8	4.2-71.7
Total Alt-A	12.8	5.0-18.2	17.2	3.1-57.9	34.2	19.7-44.9	10.7	0.7-71.7

TOTAL	15.1%	4.3-44.4%	12.8%	0.1-57.9%	31.0%	10.0-44.9%	9.7%	0.7-71.7%

Table 35

Home Equity Loan ABS
	Significant Inputs
	Projected Prepayment Rates		Projected Default Rates		Projected Loss Severities1		Current Credit Support
Year of Securitization	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range	Weighted Average	Rates/ Range
Subprime:
2004 and prior	3.1%	1.0-6.4%	6.2%	4.4-9.7%	96.7%	92.6-102.4%	2.5%	0.0-16.3%
_________
1
Although MBS/ABS investment losses cannot exceed 100 percent, the loss severity of the underlying collateral can exceed 100 percent as a result of an extended period in foreclosure which can result in accumulation of taxes, insurance, maintenance and other fees.

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the quarter ended September 30, 2012, we did not identify any non-MBS/ABS securities as having impairment.

Based upon the evaluation of all outstanding non-Agency MBS/ABS for OTTI, we have recognized OTTI on 32 private-label MBS/ABS from 2008 through the third quarter of 2012, including one security that was initially identified as other-than-temporarily impaired in the third quarter of 2012. Subsequent to their initial OTTI classification, some of these securities experienced further OTTI losses in ensuing quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations. See Note 3 of the Notes to the Financial Statements under Item 1 for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this scenario, current-to-trough home price declines are projected to range from 5.0 percent to 9.0 percent over the three- to nine-month period beginning July 1, 2012. For most of the housing markets, the declines were projected to occur over the three-month period beginning July 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market. Table 36 presents projected home price recovery ranges by months under the adverse case scenario. See Note 3 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI.

Table 36

Months	Recovery Range of Annualized Rates
1 – 6	0.0 - 1.9%
7 – 18	0.0 - 2.0
19 – 24	0.7 - 2.7
25 – 30	1.3 - 2.7
31 – 42	1.3 - 3.4
43 – 66	1.3 - 4.0
Thereafter	1.5 - 3.8

Table 37 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended September 30, 2012 using base-case housing price index assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 37

Housing Price Scenarios As of 09/30/2012
	Base Case1			Results Under Hypothetical Stress Test Scenario2
Security Type	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Private-label residential MBS:
Prime	7	$23,234	$72	10	$38,651	$219
Alt-A	4	39,698	111	12	84,505	1,485
Total private-label residential MBS	11	62,932	183	22	123,156	1,704

Home equity loan ABS:	2	778	19	3	1,299	23
Subprime
TOTAL	13	$63,710	$202	25	$124,455	$1,727
__________
1
Represents OTTI credit losses for the quarter ended September 30, 2012 that were recognized on 13 of our 32 OTTI securities. No additional OTTI credit losses were recognized on the other 19 OTTI securities.

2	Represents OTTI credit losses that would have been recognized for the quarter ended September 30, 2012 and includes OTTI credit losses on 25 of our 32 OTTI securities.

Deposits: We offer deposit programs for the benefit of our members and certain other qualifying non-members. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and the majority of the deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the low interest rate environment, management established a floor of 5 bps on demand deposits and 15 bps on overnight deposits in June 2009. The floor on overnight deposits was decreased even further from 15 bps to 10 bps in October 2011. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, our deposit pricing as compared to other short-term market rates and members’ desire to pledge overnight deposits as collateral. The majority of the increase in deposit balances during the first nine months of 2012 can be attributed to several institutions with significant increases in their overnight deposit accounts related to the pledging of these deposits to us as collateral for credit obligations. Deposit balances as of September 30, 2012 reflect more common levels for us as opposed to the balances as of December 31, 2011, which were lower than prior and subsequent months. Overall deposits could decline during the remainder of 2012 if demand for loans at member institutions increase, if members continue to reduce their leverage or if decreases in the general level of liquidity of members should occur. Because of our ready access to the capital markets through consolidated obligations, however, we expect to be able to replace any reduction in deposits with similarly priced or lower cost borrowings.

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

Total consolidated obligations increased from December 31, 2011 to September 30, 2012 and the mix between discount notes and bonds changed only slightly over the period with both increasing. The increase in bonds was primarily due to increased issuance of: (1) swapped, and to a lesser extent, unswapped variable rate bonds in anticipation of future maturities of swapped liabilities and/or to enhance liquidity; and (2) unswapped callable bonds used to fund our fixed rate mortgage assets and some fixed rate advances. As noted above, we substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, non-callable variable rate bonds in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions that could occur if Congress is unable to resolve pending budgetary issues. The increase in discount notes from December 31, 2011 to September 30, 2012 was primarily due to increases in reverse repurchase agreements and advances.

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

Discount notes are primarily used to fund: (1) shorter-term advances or adjustable rate advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes, to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets and short-term anticipated cash flows generated by longer-term fixed rate assets.

We monitor the spread between one- and three-month LIBOR and the overnight Federal funds effective rate because we occasionally have assets with rates that are sensitive to Federal funds rate changes funded with liabilities that are tied to LIBOR. The spread between these two indices began 2012 at its widest level for the year as the European debt crisis contributed to an elevated LIBOR and a flight-to-quality response that resulted in a low Federal funds effective rate. This spread has narrowed throughout 2012 as European Union initiatives to address the issue helped reduce investors’ concerns resulting in a decline in LIBOR and an increase in the Federal funds effective rate. Three-month LIBOR has declined from 0.5810 percent on December 31, 2011 to 0.3585 percent September 30, 2012. One-month LIBOR also declined from 0.2953 percent on December 31, 2011 to 0.2143 percent on September 30, 2012. At the same time the Federal funds effective rate increased from 0.04 percent on December 31, 2011 to 0.09 percent on September 30, 2012. At the end of the third quarter of 2012, the spread for three-month LIBOR to the Federal funds effective rate decreased to 26.9 bps from 54.1 bps as of December 31, 2011 and the one-month LIBOR spread decreased to 12.4 bps from 25.5 bps as of December 31, 2011. Because of concerns of risk contagion surrounding the European sovereign debt crisis and its possible impact on LIBOR rates, we managed our balance sheet throughout much of the first nine months of 2012 to minimize our LIBOR basis risk and, in general, to maintain balances of liabilities that are indexed to LIBOR or swapped to LIBOR less than or approximately proportional to our assets that are indexed to LIBOR or swapped to LIBOR. However, as mentioned above, we issued a substantial amount of variable rate consolidated obligation bonds swapped to LIBOR and, to a lesser extent, unswapped variable rate consolidated obligation bonds indexed to LIBOR, in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and/or to enhance liquidity which has resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets. We are willing to accept this short term basis risk because we anticipate it will be temporary.

During the first nine months of 2012, we continued to issue unswapped callable debt with relatively short lockout periods (primarily three months but up to one year) to fund fixed rate assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. We also called $6.4 billion of unswapped callable bonds and issued $6.9 billion of new unswapped callable bonds during the first nine months of 2012. The issuances were used to: (1) refinance called debt used to fund fixed rate mortgage assets and some fixed rate advances; and (2) fund growth in our fixed rate asset portfolios, mainly our mortgage loans. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 6 through 9 under Item 2 – “Financial Review – Results of Operations.” Refinancing debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt being retired. However, this is offset by the lower rate on the newly issued unswapped callable debt and by funding benefits from timing differences between the date the debt is called and the settlement date of the replacement bond. The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during the first nine months of 2012 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which helps protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For a further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in the coming months. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

While we had stable access to funding markets for the first nine months of 2012, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations which will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

Derivatives: All derivatives are marked to fair value, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the LIBOR/Swap interest rate curve fluctuates. Other factors such as implied price/interest rate volatility, the shape of the curve and time decay can also drive the market price for derivatives.

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

The notional amount of total derivatives outstanding decreased by $0.5 billion from December 31, 2011 to September 30, 2012. For additional information regarding the types of derivative instruments, portfolio composition and risks hedged, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” specifically Tables 46 and 47, which quantify the notional and fair value amounts as of September 30, 2012 and December 31, 2011.

Liquidity and Capital Resources
Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. See “Risk Management – Liquidity Risk Management” under this Item 2. We need liquidity to repay maturing consolidated obligations and other borrowings, to meet advance needs of our members, to make payments of dividends to our members and to repurchase excess capital stock at our discretion, whether upon the submission of a redemption request by a member or at our own initiative (mandatory stock repurchases), to purchase investments and to meet other financial obligations.

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income and proceeds from reverse repurchase agreements or the sale of unencumbered assets. Uses of liquidity include issuing advances, purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments and contingent funding or purchase obligations including letters of credit and standby bond purchase agreements.

Total cash and short-term investments, which includes investments with remaining maturities of one year or less, term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, increased from $3.6 billion as of December 31, 2011 to $4.2 billion as of September 30, 2012 primarily due to an increase in reverse repurchase agreements partially offset by declines in certificates of deposit and commercial paper. Total cash and short-term investments increased as a result of higher leverage and increases in deposits. Cash and short-term investments had declined significantly in the latter part of the third quarter of 2011 and the fourth quarter of 2011 as a result of management actions to: (1) reduce non-MBS investments as a percentage of total assets; and (2) further reduce exposure to unsecured investments with counterparties in Europe and below certain credit ratings thresholds (single-A or below) by transitioning a substantial portion of our non-MBS investments into secured reverse repurchase agreements. The maturities of short-term investments are structured to provide periodic cash flows to support ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper, marketable certificates of deposit and bank notes) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. As of September 30, 2012 and December 31, 2011, the par value of these debentures was $2.4 billion.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. Managing our average capital ratio sufficiently above minimum regulatory and RMP requirements helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) mandatorily initiated at our discretion to adjust our balance sheet size; or (2) upon the submission of a redemption request by a member. As mentioned in the previous paragraph, during late 2011 we began limiting our level of non-MBS investments and transitioning to secured reverse repurchase agreements as a means of managing our unsecured credit risk. For this reason, it is possible that our leverage may fluctuate from time-to-time as the targeting of the level of non-MBS investments, at times, will take precedence over maintaining leverage within a specific range.

We are subject to five metrics for measuring liquidity, and we have remained in compliance with each of these liquidity requirements throughout the first nine months of 2012 (see “Risk Management – Liquidity Risk Management” for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we maintain a relatively longer weighted-average remaining maturity on our consolidated obligation discount notes than the weighted average maturity of some short-term assets. The weighted average original days to maturity of discount notes outstanding decreased to 84 days as of September 30, 2012 from 97 days as of December 31, 2011. The weighted average original maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, bank notes and commercial paper), non-earning cash left in our Federal Reserve account and reverse repurchase agreements decreased to 13 days as of September 30, 2012 from 48 days as of December 31, 2011 primarily due to the reduction in our term money market investments in favor of overnight reverse repurchase agreements. As a result of the decline in the weighted average maturity of these short-term assets that was less than the decrease in the weighted average original days to maturity of discount notes outstanding, the mismatch of discount notes and our money market investment portfolio increased from 49 days on December 31, 2011 to 71 days on September 30, 2012. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will marginally increase our cost of funds, which could negatively impact our earnings.

We sometimes leave cash in our non-earning Federal Reserve account at the end of the day for several reasons which are often times interrelated including: (1) if the money cannot be sold in the overnight Federal funds market to approved counterparties at an adequate return to compensate us for the associated credit risk; (2) the money is not invested in order to manage our ratio of non-MBS investments as a percentage of total assets; or (3) to achieve targeted levels of total assets. We left $214.0 million in our Federal Reserve account on September 30, 2012 compared to $116.0 million on December 31, 2011 primarily to achieve a targeted level of total assets while managing our ratio of non-MBS investments as a percentage of total assets.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

For additional discussion relating to liquidity, see “Financial Condition – Investments” and “Risk Management – Liquidity Risk Management” under this Item 2.

Capital: We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley (GLB) Act, the Finance Agency’s capital structure regulation and our capital plan: (1) a risk-based capital requirement; (2) a total capital requirement; and (3) a leverage capital requirement. As of September 30, 2012, we were in compliance with all three capital requirements (see Note 12 in the Notes to Financial Statements under Item 1).

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
▪
Class A Common Stock is required for membership. The initial membership requirement is currently 0.1 percent of total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 5,000 shares ($500,000). Prior to May 14, 2012, the initial membership requirement was 0.2 percent of total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 10,000 shares ($1,000,000). The asset-based requirements are the current requirements, but are subject to change by our Board of Directors within ranges specified in the capital plan. The membership, or asset-based stock requirement, is recalculated once a year except in the case of mergers. Class A Common Stock, up to a member’s asset-based stock requirement, is used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member; and

▪
To the extent that a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with us.

On May 10, 2012, the Board of Directors approved a decrease in the amount of Class A Common Stock needed to meet the FHLBank membership requirement. Lowering the membership stock requirement results in our members’ capital investments and dividends received being more proportionate with their advance and MPF mortgage loan activity. The requirement was changed from 0.2 percent of each member’s total assets to 0.1 percent with the cap reduced from $1,000,000 to $500,000 beginning May 14, 2012. The change reduced the membership requirements in the form of Class A Common Stock in half. For members that were not using their membership stock to support activity (advances and/or mortgage loans), the reduced membership requirement became excess Class A Common Stock. For members utilizing their membership stock to support activity, the stock became Class B Common Stock. The new requirements are within ranges established in our capital plan, which provides that a member must be brought into compliance with the new requirements the earlier of: (1) the date of any activity before the end of a 60-day period; or (2) the end of the 60-day period from the effective date of the new requirement. These changes took place from May 14, 2012 through July 13, 2012, with all Class A required membership stock balances for members without any activity during the 60-day period being adjusted on July 13, 2012.

As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds one percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. The amount of excess stock held by members was relatively unchanged from December 31, 2011 to September 30, 2012 because quarterly dividends paid in the form of Class B Common Stock were offset by the repurchase of $20.9 million of excess Class A Common Stock in September 2012 that resulted from the decrease in the stock requirement.

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

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend. We also expect that the differential between the two classes of stock for the remainder of 2012 will remain close to the differential for the first nine months of 2012, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends.

We expect to continue paying dividends primarily in the form of capital stock (cash dividends are paid for partial shares and for all dividends to former members) for the remainder of 2012, but this may change depending on any future impact of the Finance Agency rule on excess stock. Under the rule, any FHLBank with excess stock greater than one percent of its total assets will be prohibited from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. Excess stock was 0.92 percent of total assets as of September 30, 2012. If we were to change our prior practice and pay dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain sufficient earnings to meet retained earnings thresholds and return an acceptable dividend to our members. Proper identification, assessment and management of risks, complemented by adequate internal controls, enable stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry, and sustain and prosper over the long term. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. In addition, periodic reviews by our internal auditors, external auditors, Finance Agency examiners and independent consultants subject our practices to additional scrutiny, further strengthening the process.

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to us and institute the prompt and effective management of any major risk exposures, including any new or emerging risks. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. As set forth in our Enterprise Risk Management and Internal Control Policy, we define ERM as a process, effected by our Board of Directors, management and other personnel, applied in strategy setting and across the FHLBank. It is designed to identify potential events that may affect us, manage risk within the FHLBank’s Risk Appetite Statement and provide reasonable assurance regarding the achievement of objectives in the following categories: (1) Strategic - strategic initiatives and objectives that align with our mission and vision; (2) Operations - effective and efficient use of our resources to achieve basic business objectives, including performance and profitability goals and safeguarding of resources; (3) Reporting - reliability of reporting, including filings with the SEC, interim and condensed financial statements and selected financial data derived from such statements, such as earnings releases reported publicly and other FHLBank financial information posted on our website or provided to the OF in connection with the FHLBank System Combined Financial Reports; and (4) Compliance - complying with laws and regulations to which we are subject. Our ERM program is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

Our Risk Philosophy Statement establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or that we won’t be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management ensure that there is a common understanding of our desired risk profile, which enhances the ability of both to make improved strategic and tactical decisions.

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

Credit Risk Management: Credit risk is defined as the risk that counterparties to our transactions will not meet their contractual obligations as a result of weakness in their financial condition. We manage credit risk by following established policies, evaluating the creditworthiness of our counterparties and utilizing collateral agreements and settlement netting for derivative transactions. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is completed for all areas where we are exposed to credit risk, whether that is through lending, investing or derivative activities.

Credit risk arises partly as a result of lending and MPF activities (net of members’ performance under CE obligations on mortgage loans acquired through the MPF Program). We manage our exposure to credit risk on advances, letters of credit and MPF activities through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act), a member’s investment in our capital stock is pledged as additional collateral for the member’s advances and other credit obligations (e.g., letters of credit, derivative exposure, CE obligations, etc.). We can also call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in the First Loss Account (FLA) and last loss positions; (2) the risk that a member or non-member PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are fully collateralized under our Advance Pledge and Security Agreement; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. See Item 1 – “Business – Mortgage Loans” in the annual report on Form 10-K for additional discussion on the FLA, PMI and SMI. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because the FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, trends that could identify risks with our mortgage loan portfolio are reviewed, including borrower payment history, low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that we hold no mortgage loans that would be considered subprime at origination. Table 38 presents the unpaid principal balance and maximum coverage outstanding with third-party PMI for seriously delinquent loans as of September 30, 2012 (in thousands):

Table 38

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Genworth Mortgage Insurance Corp.	Single-B	$1,613	$439
Mortgage Guaranty Insurance Co.	Single-B	1,344	356
Republic Mortgage Insurance Co.4	R	611	166
Radian Guaranty, Inc.	Single-B	461	156
CMG Mortgage Insurance Co.	Triple-B	319	85
All others5		16,827	88
TOTAL		$21,175	$1,290
__________
1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of October 31, 2012.
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

4
PMI provider has been directed to only pay out 50 to 60 percent of its claim amounts as a result of its current financial condition. The remainder of the claim payments has been deferred to a later date. Credit Rating of R denotes the PMI provider is under regulatory supervision because of its financial condition.

5	Includes the unpaid principal balance of all remaining seriously delinquent loans as of September 30, 2012 regardless of whether or not there is third-party PMI.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio primarily represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on at least a quarterly basis in an effort to mitigate unsecured credit risk on short-term investments. MBS represent the majority of our long-term investments. We hold MBS issued by Agencies, CMOs securitized by Agencies, private-label MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 30), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of one security that experienced de minimis cash flow shortfalls during the third quarter of 2012. As of September 30, 2012, approximately 87 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities classified as being backed by subprime mortgage loans are private-label home equity ABS. We have potential credit risk exposure to ABS that are insured by two of the monoline bond insurance companies should one or more of the companies fail to meet their insurance obligation in the event of significant mortgage defaults in the supporting collateral. At the time the securities were purchased, the insurer was required to be rated no lower than double-A. We monitor credit ratings daily and capital adequacy, financial performance, and relevant market indicators quarterly for all primary mortgage insurers and secondary mortgage insurers. For master servicers to which we have potential credit risk exposure, ratings are monitored monthly and capital adequacy and financial performance are analyzed annually. Other long-term investments include senior unsecured GSE securities, U.S. guaranteed debentures (by FDIC) and collateralized state and local housing finance agency securities.

We have never experienced a loss on a derivative transaction because of a credit default by a counterparty. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, results in the counterparty owing money to us in excess of delivered collateral. This risk is managed by: (1) executing derivative transactions with experienced counterparties with high credit quality (rated single-A or better); (2) requiring netting of individual derivative transactions with the same counterparty; (3) diversifying derivatives across many counterparties; and (4) executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. The exposure on our derivative transactions is regularly monitored by determining the market value of positions using an internal pricing model. The market values generated by the pricing model are compared to dealer model results on a monthly basis to ensure that our pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. On an annual basis, our pricing model is validated by an independent third-party by comparing a sample of market values generated from our pricing model to a benchmark pricing model and conducting a comprehensive review of our pricing model’s policies and procedures, methodologies, assumptions and controls to comparable industry practices.

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

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on the derivatives, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net interest rate swap transactions by counterparty. Derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of September 30, 2012 is indicated in Table 39 (in thousands):

Table 39

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Double-A	$436,000	$5,483	$-	$5,483
Single-A	23,560,310	5,842	-	5,842
Triple B	619,200	-	-	-
Subtotal	24,615,510	11,325	-	11,325
Member Institutions1	262,410	2,310	2,310	-
TOTAL	$24,877,920	$13,635	$2,310	$11,325

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on our behalf or collateral assigned to us as evidenced by a written security agreement and held by the member for our benefit.

Derivative counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) as of December 31, 2011 is indicated in Table 40 (in thousands):

Table 40

	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
Double-A	$3,671,000	$6,938	$-	$6,938
Single-A	21,439,741	5,275	-	5,275
Subtotal	25,110,741	12,213	-	12,213
Member Institutions1	222,944	1,825	1,825	-
TOTAL	$25,333,685	$14,038	$1,825	$12,213

1
Collateral held with respect to derivatives with members represents either collateral physically held by or on our behalf or collateral assigned to us as evidenced by a written security agreement and held by the member for our benefit.

See Note 7 of the Notes to the Financial Statements under Item 1 for additional information on derivative counterparty credit exposure.

Table 41 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating, the lowest rating published by Moody’s or S&P is used) as of September 30, 2012:

Table 41

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
Bank of New York Mellon	Double-A	42.1%
Deutsche Bank AG	Single-A	15.0
JPMorgan Chase Bank	Single-A	13.9
Natixis Financial Products Inc.	Single-A	9.1
Bank of America NA	Single-A	8.5
Rabobank International	Double-A	6.3
All other counterparties		5.1

Table 42 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating the lowest rating published by Moody’s or S&P is used) as of December 31, 2011:

Table 42

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
Bank of New York Mellon	Double-A	36.6%
Bank of America NA	Single-A	30.2
Rabobank International	Double-A	9.3
Deutsche Bank AG	Single-A	8.9
HSBC Bank USA	Double-A	7.0
All other counterparties		8.0

Foreign Counterparty Risk – Cross-border outstandings are defined as loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets payable to us by entities of foreign countries, regardless of the currency in which the claim is denominated. Our cross-border outstandings consist primarily of short-term trading securities and Federal funds sold issued by banks and other financial institutions, which are non-sovereign entities, and derivative asset exposure with counterparties that are also non-sovereign entities. Secured reverse repurchase agreements are excluded from cross-border outstandings because they are fully collateralized.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations.

In the third quarter of 2011, management consciously decided to change the composition of our investments by increasing the use of secured reverse repurchase agreements and transitioning away from unsecured credit exposure with foreign entities and counterparties with certain credit ratings below thresholds (single-A or below) for the more favorable credit profile of domestic GSEs.

Table 43 presents the carrying value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of September 30, 2012 (in thousands):

Table 43

	Sweden		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold2	$295,000	0.8%	$450,000	1.3%	$745,000	2.1%

Trading securities3	100,000	0.3	461,885	1.3	561,885	1.6

Derivative assets:
Net exposure at fair value	-		6,226		6,226
Cash collateral held	-		(2,500)		(2,500)
Net exposure after cash collateral	-	0.0	3,726	0.0	3,726	0.0

TOTAL	$395,000	1.1%	$915,611	2.6%	$1,310,611	3.7%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to countries which totaled between 0.75% and 1% of our total assets as of September 30, 2012.

2	Includes $645.0 million of overnight Federal funds.
3	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Liquidity Risk Management: Maintaining the ability to meet our obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is our primary objective of managing liquidity risk. We seek to be in a position to meet our debt servicing and customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We have remained in compliance with each of these liquidity requirements throughout the first nine months of 2012.

We generally maintained stable access to the capital markets throughout the first nine months of 2012. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of September 30, 2012 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have any material impact to our financial condition or results of operations.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Regulatory and Legislative Developments
As discussed in our 2011 Form 10-K, the legislative and regulatory environment for the FHLBank continues to undergo constant change driven principally by reforms pursuant to the Housing and Economic Recovery Act of 2008 (Recovery Act) and the Dodd-Frank Act. Significant regulatory actions and developments for the period covered by this report are summarized below.

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

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (CFTC) and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, we have determined that currently we will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that we enter into for the purposes of hedging and managing our interest rate risk or any derivative transactions that we may intermediate for our members.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to our members will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer most advances with optionality to member customers should not be affected by the new derivatives regulations.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in our 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC recently issued guidance regarding the treatment of customer collateral for cleared swaps and proposed additional protections for such collateral.

The implementation timeframe for mandatory clearing of eligible interest rate swaps is determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps. The CFTC is expected to finalize these determinations in November 2012, and we will be required to clear eligible interest rate swaps within 180 days after publication of the final determinations; we estimate that we will be required to begin clearing such eligible swaps during the second quarter of 2013.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that we may intermediate for our members with $10 billion or less in assets; the exemption applies only if the member uses the derivatives transactions to hedge or mitigate its commercial risk and the reporting counterparty for such derivatives transactions complies with certain additional reporting requirements. As a result, any such intermediated derivatives transactions would not be subject to mandatory clearing, although they would be subject to applicable new requirements for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades).

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, record-keeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in our 2011 Form 10-K.

The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules (and the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized) and certain additional rules that have yet to be finalized will require amendments to the documentation for swaps we enter into with swap dealers. We have adhered to an International Swaps and Derivatives Association (ISDA) protocol to address the new documentation requirements under the external business conduct rules and we will consider adhering to future ISDA protocols to address the recently finalized new documentation requirements for uncleared trades. The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and credit support modifications to our existing swap documentation. Our swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between us and swap dealers. With respect to interest rate swaps that we enter into with swap dealers, these requirements will be phased in between November 13, 2012 and March 1, 2014. However, we believe that this scheduled phase-in period may be delayed until December 31, 2012 due to a delay in swap dealer registration. This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.

The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in our 2011 Form 10-K. The CFTC, the Finance Agency and other bank regulators proposed margin requirements in 2011 and the CFTC has re-opened the comment period for such requirements on two occasions. The Finance Agency and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, we do not expect that such requirements will be finalized until sometime in 2013 and we do not expect that they will apply to the FHLBank until later in 2013 at the earliest.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012. We currently comply with recordkeeping requirements for our swaps that were (or are) in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new record-keeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that we enter into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the date these swap dealers register as such. We will be required to comply with reporting requirements, including real-time reporting requirements for any swaps that we may intermediate for our members beginning on April 10, 2013.

Significant Finance Agency Regulatory Actions:
Finance Agency Issues Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule prohibiting Fannie Mae, Freddie Mac and the FHLBanks (the Regulated Entities) from purchasing, investing or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, or securities backed by the income stream from such covenants, except for certain limited types of private transfer fee covenants. The final rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral. Pursuant to the final rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants, if those covenants are created on or after February 8, 2011, to securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Regulated Entities were required to comply with the final rule by July 16, 2012.

Finance Agency Issues Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule on Prudential Management and Operations Standards to implement section 1108 of the Recovery Act, which requires the Finance Agency to establish prudential standards relating to the management and operations of the Regulated Entities. Section 1108 of the Recovery Act requires the Director of the Finance Agency to establish standards that address 10 separate areas relating to the management and operation of the Regulated Entities, including adequacy of internal controls and information systems, adequacy and independence of internal audit systems, management of interest rate risk, management of market risk, adequacy of liquidity and reserves, management of growth in assets and in the investment portfolio, management of investments and acquisition of assets to ensure they are consistent with the purposes of the Safety and Soundness Act and the Regulated Entities’ authorizing statutes, adequacy of overall risk management processes, adequacy of credit and counterparty risk management practices, and maintenance of records that allow an accurate assessment of the institution’s financial condition. The final rule establishes the standards as guidelines. In the event the Finance Agency determines that a Regulated Entity has failed to meet one or more of the standards, the Finance Agency may require the Regulated Entity to submit a corrective plan, which shall describe the actions the Regulated Entity will take to correct its failure to meet any one or more of the standards, and the time within which each action will be taken. If a Regulated Entity fails to submit an acceptable corrective plan, or fails in any material respect to implement or otherwise comply with an approved corrective plan, the Finance Agency may limit certain activities of the Regulated Entity. The final rule became effective on August 7, 2012.

Finance Agency Establishes Suspended Counterparty Program. On June 18, 2012, the Finance Agency issued a notice regarding the establishment of a Suspended Counterparty Program to help address the risk to the Regulated Entities presented by individuals and entities with a history of fraud or other financial misconduct. As part of the Suspended Counterparty Program, each Regulated Entity is required to establish a process to notify the Finance Agency on a timely basis of individuals or institutions which have been convicted of an action relating to fraud or other fraudulent conduct or have been suspended or debarred by any Federal agency for such conduct. The Finance Agency will then inform all Regulated Entities when a decision has been made to suspend a counterparty, including the basis for the scope of the suspension, and the Finance Agency will direct the Regulated Entities to take appropriate action. Regulated Entities are required to implement a process for reporting to the Finance Agency the identity of any individual or entity meeting certain reporting criteria by no later than August 15, 2012.

Finance Agency Issues Notice on the Examination Rating System. On June 19, 2012, the Finance Agency issued a notice with request for comment on the Examination Rating System. The proposed examination rating system, which would be used for examining the Enterprises and the FHLBanks, would require an assessment of seven individual components dealing with capital, asset quality, management, earnings, liquidity, sensitivity to market risk, and operational risk. Under the new rating system, each Regulated Entity would be assigned a composite numerical rating from “1” to “5,” with a “1” rating indicating the lowest degree of supervisory concern and a “5” rating indicating the highest level of supervisory concern. The composite rating would reflect the ratings of the underlying components, which would also be rated on a scale of “1” to “5.” The new rating system would replace the examination rating system developed by the Finance Agency’s predecessor agencies. The Finance Agency intends to begin using the new ratings system for examinations that commence after January 1, 2013. Comments on the proposed examination rating system were due by July 19, 2012.

Finance Agency Issues White Paper on Building a New Infrastructure for the Secondary Mortgage Market. On October 4, 2012, the Finance Agency issued, and requested public input on, its white paper on Building a New Infrastructure for the Secondary Mortgage Market. The purpose of the white paper is to describe a proposed framework for both a new securitization infrastructure and a contractual framework supporting the new infrastructure. The proposed infrastructure would replace the proprietary infrastructures of the Enterprises with a common model, and establish a framework that is consistent with multiple states of housing finance reform, including greater participation of private capital in assuming credit risk. Public input on the white paper is due by December 3, 2012.

Finance Agency Issues Notice on an Advisory Bulletin on Collateralization of Advances and Other Credit Products Provided by FHLBanks to Insurance Company Members. On October 5, 2012, the Finance Agency issued a notice with request for comment on an advisory bulletin which would set forth standards to guide Finance Agency staff in its supervision of secured lending to insurance company members by the FHLBanks. The advisory bulletin would set forth a series of considerations that the Finance Agency proposes to use in monitoring transactions between FHLBanks and their insurance company members, with a focus on principles that would be used by the Finance Agency supervisory staff to assess each FHLBank’s ability to evaluate the financial health of its insurance company members and the quality of their eligible collateral, as well as the extent to which the FHLBank has a first-priority security interest in that collateral. Comments on the advisory bulletin are due by December 4, 2012.

Finance Agency Issues Notice of Proposed Rulemaking on Stress Testing of Regulated Entities. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking on Stress Testing of Regulated Entities. The purpose of the proposed rule is to ensure stronger regulation of the Regulated Entities by providing the Finance Agency with additional, forward-looking information that will allow it to assess capital adequacy under various scenarios at the Regulated Entities. Section 165(i)(2)(c) of the Dodd-Frank Act requires the Finance Agency, as a primary federal financial regulatory agency, in coordination with other Federal financial regulators, to issue consistent and comparable regulations for annual stress testing of financial companies with assets over $10 billion. The proposed rule would require each Regulated Entity to complete an annual stress test of itself based on scenarios provided by the Finance Agency that reflect a minimum of three sets of economic and financial conditions, including a baseline, adverse and severely adverse scenario using a planning horizon of at least nine quarters over which the impact of the specified scenarios must be assessed. The proposed rule would require the Regulated Entities to report the results of the stress tests to the Finance Agency by January 5 of each year and then to provide certain public disclosure of the results of the stress tests within 90 days of the submission of the report to the Finance Agency. Comments on the proposed rulemaking are due by December 4, 2012.

Proposed Order on Qualified Financial Contracts (QFCs). On August 9, 2012, the Finance Agency circulated a proposed order on QFCs that would be applicable to the FHLBanks as well as Fannie Mae and Freddie Mac (collectively, the Regulated Entities). The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity. The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs. If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis. Comments were due by October 10, 2012.

Other Significant Developments:
Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (the Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses.

On June 7, 2012, the Board of Governors, the Office of the Comptroller of the Currency (OCC) and the FDIC (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies’ capital framework to incorporate the Basel Committee’s new capital framework. These revisions would, among other things:
▪	implement the Basel Committee’s capital standards related to minimum requirements, regulatory capital, and additional capital buffers;
▪	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and
▪	revise the approach by which large banks determine their capital adequacy.

The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking. If the new NPRs are adopted as proposed and depending on the liquidity framework expected to be proposed by the Agencies, some of our members could need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. On the other hand, any new liquidity requirements could motivate our members to borrow term advances from us to create and maintain balance sheet liquidity. Comments were due on the proposed rulemakings by October 22, 2012.

National Credit Union Administration Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. Comments were due by September 28, 2012.

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

Under the RMP approved by our Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 bps. During periods of extremely low interest rates, such as the current interest rate environment, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this Finance Agency requirement.

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of September 30, 2012. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

We typically maintain a DOE within the above ranges through management of the durations of assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in our balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that management and the Board of Directors consider prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. As set forth in our Risk Appetite Metrics approved by the Board of Directors, we typically manage the current base DOE to remain in the range of ±2.5 and DOE in the ±200 basis point interest rate shock scenarios to remain in the range of ±4.0. When DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if DOE has become more positive than desired due to variable rate MBS that have reached cap limits, we may purchase interest rate caps that have the effect of removing those MBS cap limits. We would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing DOE. Further, if an increase in DOE were due to the extension of mortgage loans, MBS or new advances to members, the more appropriate action would be to add new long-term liabilities, whether callable or non-callable, to the balance sheet to offset the lengthening asset position.

Table 44 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios for recent quarter-end dates:

Table 44

Duration of Equity
Period	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2012	0.1	-3.0	-2.2	0.1	-0.2
06/30/2012	1.1	-2.0	-1.0	2.1	0.3
03/31/2012	2.7	0.2	-0.2	1.2	0.7
12/31/2011	0.2	-2.1	-0.4	1.5	0.9
09/30/2011	-0.5	-2.7	-0.4	1.1	1.5

All DOE results continue to remain inside or at our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The DOE as of September 30, 2012 decreased in the base (became more negative) and the ±200 basis point instantaneous shock scenarios from June 30, 2012. The primary factors contributing to the changes in duration during the third quarter of 2012 were: (1) the decrease in long-term interest rates and mortgage rates from June 30, 2012 to September 30, 2012; (2) the continued growth in our fixed rate mortgage loan portfolio and its increase as a percent of our total assets; (3) asset/liability actions taken by management, primarily the continued issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods both because of the: (a) call of higher rate bonds and reissuance of lower rate callable bonds; and (b) the increased issuance of long-term unswapped callable bonds to fund our growing fixed rate mortgage loan portfolio; and (4) the purchase of Agency variable rate multi-family DUS MBS without caps.

The decrease in intermediate-term interest rates and mortgage rates from June 30, 2012 to September 30, 2012 generally results in a shortening duration of both the fixed rate mortgage loan portfolio as well as the callable bonds funding that portfolio. The continued growth in the mortgage loan portfolio during the third quarter of 2012, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” typically results in an absolute lengthening of the duration profile of assets since new production loans generally have a longer duration than existing/refinanced assets and typically provides a net positive duration impact for the portfolio. However, with the steady decline in interest rates during the period, the duration profile of the mortgage loans shortened (became less positive) as the projected prepayment estimates increased, indicating an increased refinancing incentive for borrowers. As the balance of mortgage loans increased during the period, the portfolio of loans became a larger percentage of overall assets, causing a magnification of the duration shortening as rates declined. This magnification occurs when a portfolio weighting as a percent of the overall balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the overall total. In this case, the mortgage loan portfolio effectively increased as a total proportion of total assets, causing the duration of the mortgage loan portfolio to contribute more impact to the overall DOE. This impact largely contributed to the overall continued decline (became more negative) of the balance sheet duration, and generally drove the base DOE result nearer the operational or tighter base DOE range of ±2.5. We continue to actively manage and monitor the contributing factors of our risk profile, including DOE, and as the relationship of the fixed rate mortgage assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios continue to expand.

To effectively manage the continued growth of the mortgage loan portfolio and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) positioned us to replace called bonds as the interest rate environment declined at different times during the period. In addition, issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance activity. Further discussion of unswapped callable bond calls and reissuance in relation to mortgage portfolios is discussed above and below, as well as in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Overall, the weighted average final maturity of newly issued unswapped callable bonds was longer than the weighted average final maturity of the called bonds. The net impact of this was to increase the duration of our unswapped callable bonds and reduce (make more negative) our DOE.

We purchased $311.6 million of Agency variable rate multifamily DUS MBS without caps during the third quarter of 2012 as allowable according to Finance Agency regulations. The addition of mortgage securities typically lengthens the duration of the respective portfolio and generally lengthens DOE. However, as discussed previously, the increase in fixed rate mortgage loans and the overall shortening of the portfolio duration profile as rates declined, along with the increase of the mortgage loan portfolio as an overall percentage of assets, caused the balance sheet to become more liability sensitive.

With respect to the down instantaneous interest rate shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historic low levels, an instantaneous parallel shock of down 100 bps or 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

An additional interest rate risk metric we measure is convexity. Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. Variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

We typically purchase interest rate caps and floors to partially offset the negative convexity of mortgage assets and the effects of the interest rate caps embedded in the variable rate MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge and provide an offsetting risk response to the risk profile changes in the Agency variable rate MBS/CMOs. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps.

When comparing September 30, 2011 to September 30, 2012, the duration profile shifted in large part from the changes mentioned above, as well as the behavior of the balance sheet as the term structure of interest rates declined and as assets and associated capital levels fluctuated during the period. These variations caused the respective portfolio equity-based weightings to shift, leading to an equity compositional reallocation, similar to the previously mentioned mortgage loan portfolio shift.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was –1.5 months and –0.3 months as of September 30, 2012 and December 31, 2011, respectively. Again, the decrease (became more negative) in duration gap during the nine months of 2012 was primarily the result of the changes in the fixed rate mortgage loan portfolio and the funding decisions made by management in response to the declining interest rate environment as discussed previously. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates that MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; and (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 45 presents MVE as a percent of TRCS for recent quarter-end reporting periods. As of September 30, 2012, all scenarios are well above the specified limits described previously and much of the relative level in the ratios during the periods covered by the table can be attributed to the increase in mortgage loan market values as rates have declined and the relative value impact of the unswapped callable CO refinancing activity.

Table 45

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
09/30/2012	164	162	155	155	155
06/30/2012	151	150	145	147	149
03/31/2012	143	144	142	144	145
12/31/2011	142	140	136	139	141
09/30/2011	141	137	132	134	136

Detail of Derivative Instruments by Type of Instrument by Type of Risk: We use various types of derivative instruments to mitigate the interest rate risks described in the preceding sections. We currently employ derivative instruments by utilizing them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For all new hedge accounting relationships, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used are expected to be (inception) or have been (monthly) highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our hedges receiving hedge accounting. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 46 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of September 30, 2012 (in thousands):

Table 46

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,992,500	$(203,662)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(3,179)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,884,157	(347,875)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(4,769)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,011,320	(166,863)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,834,533	26,967
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk from MBS prepayments in a declining interest rate environment	Economic Hedge	50,000	2,772
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	181,410	1,962
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,962,000	215,861
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	990,000	30,948
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,700,000	3,796
Complex consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	22,000	270
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	4,765,000	6,905
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	60,000	7
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	102,000	-
TOTAL				$24,877,920	$(436,860)

Table 47 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2011 (in thousands):

Table 47

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,228,828	$(220,853)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	36,000	(812)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,223,256	(346,886)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(5,075)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,111,320	(187,328)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	6,675,533	45,420
Fixed rate private-label MBS	Interest rate floor	Limit duration of equity risk from MBS prepayments in a declining interest rate environment	Economic Hedge	200,000	7,295
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	119,945	843
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate index	Fair Value Hedge	106,803	(20)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,780,000	229,919
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,096,000	35,453
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,920,000	18,050
Complex consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	248,000	1,178
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,135,000	(2,202)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	70,000	19
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	136,000	-
TOTAL				$25,333,685	$(424,999)

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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 28, 2012, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the FHLBank’s quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition as of September 30, 2012 and December 31, 2011; (ii) Statements of Income for the Three- and Nine-month Periods Ended September 30, 2012 and 2011; (iii) Statements of Comprehensive Income for the Three- and Nine-month Periods Ended September 30, 2012 and 2011; (iv) Statements of Capital for the Nine-month Periods Ended September 30, 2012 and 2011; (v) Statements of Cash Flows for the Nine-month Periods Ended September 30, 2012 and 2011; and (vi) Notes to the Financial Statements (Unaudited).1

__________
1
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: November 9, 2012	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)