Form 10-K
period 2012-12-31
Federal Home Loan Bank of Topeka
filed 2013-03-15
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 13, 2013
Class A Stock, par value $100	5,188,471
Class B Stock, par value $100	8,394,691

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
▪
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement (CE) protections; and

▪
The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1).

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

1	"Mortgage Partnership Finance," "MPF", "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago

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

Any federally insured depository institution, insurance company, or community development financial institution whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2012, this asset cap was $1.08 billion.

Our members are required to purchase and maintain our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own capital stock in the FHLBank based on the amount of the member’s assets and the level of business activities it engages in with us. As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than 5 percent of any class of our voting securities and any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 90 and 91 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our business activities include providing collateralized loans, known as advances, to members and housing associates, and acquiring residential mortgage loans from members. By law, only certain general categories of collateral are eligible to secure FHLBank obligations. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, derivative intermediation and cash management.

Finance Agency regulations require our strategic business plan to include plans for maximizing activities that enhance the carrying out of our mission. The Finance Agency has provided a letter expressing renewed interest in ensuring the FHLBanks remain focused on activities related to their mission, including advances and acquired member assets (AMA), and has requested that we identify an appropriate benchmark for our ratio of mission-related assets to total assets. If the Finance Agency were to require us to maintain a higher ratio of mission-related assets to total assets, it could adversely impact our results of operations.

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

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System, and 11 FHLBanks at AA+ and one FHLBank at AA. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all 12 FHLBanks is negative. However, S&P still rates the short-term ratings of all the FHLBanks and the FHLBank System’s short-term debt issues at A-1+. Moody’s Investors Service (Moody’s) has confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. Moody’s rating outlook for the FHLBank System and the 12 FHLBanks is negative.

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

Customized advances may be created on request, including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Note 8 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 70 and 71 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

We also offer a variety of specialized advance products to address housing and community development needs. The products include advances priced at our cost of funds plus reasonable administrative expenses. These advance products address needs for low-cost funding to create affordable rental and homeownership opportunities, and for commercial and economic development activities, including those that benefit low- and moderate-income neighborhoods. Refer to Item 1 – “Business – Other Mission-related Activities” for more details.

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

Tables 23 and 24 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2012 and 2011 and the interest income associated with the five borrowers with the highest interest income for the years ended December 31, 2012 and 2011.

Mortgage Loans
We purchase various mortgage loan products from participating financial institutions (PFIs) under the MPF Program, a secondary mortgage market structure created and maintained by the Federal Home Loan Bank of Chicago (FHLBank Chicago). Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. These traditional mortgage products, along with loans sold under the MPF Xtra product, where the PFI sells a loan through the MPF Program structure to Fannie Mae, collectively provide our members an opportunity to further their cooperative partnership with us.

The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. Traditional MPF Program mortgage loans are considered AMA, a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Allocation of Risk: The MPF Program is designed to allocate risks associated with mortgage loans between us and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate MPF loans, whether through retail or wholesale operations, and to retain or acquire servicing of MPF loans, the MPF Program gives control of those functions that mostly impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment and liquidity risks associated with owning traditional MPF loans.

Under the Finance Agency’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs (excluding the MPF Xtra product). The master commitment defines the pool of MPF loans for which the CE obligation is set so the risk associated with investing in such a pool of MPF loans is equivalent to investing in a AA-rated asset. As a part of our methodology to determine the amount of CE obligation necessary, we analyze the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

For traditional MPF products involving conventional loans, PFIs assume or retain a portion of the credit risk. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the First Loss Account (FLA). If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation, or supplemental mortgage insurance (SMI) policy purchased to replace a CE obligation or to in-part reduce the amount of one, as specified in a master commitment agreement for each pool of mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are paid a CE fee for managing this credit risk. In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation or SMI policy for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

There are five traditional MPF loan products from which PFIs may choose (see Table 1). Four of these products (Original MPF, MPF 125, MPF Plus and MPF Government) are closed loan products in which we purchase loans acquired or closed by the PFI. MPF 100 is a product in which we “table fund” MPF loans; that is, we provide the funds through the PFI (via their settlement agent) as our agent to make the MPF loan to the borrower. Under all of the above MPF loan products, the PFI performs all traditional retail loan origination functions. With respect to the MPF 100 product, we are considered the originator of the MPF loan for accounting purposes since the PFI is acting as our agent when originating the MPF loan; however, we do not collect any origination fees. As mentioned above, the MPF Xtra product is essentially a loan sale from the PFI to FHLBank Chicago (Fannie Mae seller-servicer), and simultaneously to Fannie Mae. We collect a counterparty fee for our PFI participating in the MPF Xtra product.

The traditional MPF products involving conventional loans are termed credit-enhanced products, in that we share in the credit risk of the loans (as described above) with the PFIs. The MPF Government and Xtra products do not have a first loss and/or credit enhancement structure.

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

MPF Provider: FHLBank Chicago serves as the MPF Provider for the MPF Program. They maintain the structure of MPF loan products and the eligibility rules for MPF loans, including MPF Xtra loans, which primarily fall under the rules and guidelines provided by Fannie Mae. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and program custodian. We have the capability under the individual bank pricing option to change the pricing offered to our PFIs for all MPF products, but the change affects all delivery commitment terms and loan note rates in the same amount for all PFIs. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program.

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides and the MPF Xtra Guide, all of which detail the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. As indicated, under the MPF Xtra product, we are a conduit that PFIs use to sell loans to FHLBank Chicago, then simultaneously to Fannie Mae. We began offering the MPF Xtra product in 2012, primarily to expand our use of balance sheet management tools available to us. MPF Xtra also enhances our list of MPF products so our PFIs can take advantage of the differences between the traditional products and MPF Xtra, primarily the differences between the risk-based capital costs associated with the credit enhancement feature on traditional products compared to loan level price adjustments that exist with MPF Xtra. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a transaction services fee, which is based upon the unpaid principal balances of MPF loans funded since January 1, 2004.

MPF Servicing: PFIs selling MPF loans under the MPF Program may either retain the servicing function or transfer it and the servicing rights to an approved PFI servicer. If a PFI chooses to retain the servicing function, they receive a servicing fee. PFIs may utilize approved subservicers to perform the servicing duties. If the PFI chooses to transfer servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the MPF loan with the PFI receiving a service-released premium. The servicing fee is paid to the third-party servicer. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide. Throughout the servicing process, the master servicer monitors PFI compliance with MPF Program requirements and makes periodic reports to the MPF Provider.

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

Loss Calculations: Losses under the FLA for conventional mortgage loans are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss and how the components of the loss are recognized. Under the FLA, a loss is the difference between the recorded loan value and the total proceeds received from the sale of an MPF property after paying any associated expenses, not to exceed the amount of the FLA. The loss is recognized upon sale of the mortgaged property. For financial reporting purposes, when an MPF loan is deemed a loss, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Real Estate Owned (REO) expenses in the current period.

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

Table 1 presents a comparison of the different characteristics for each of the MPF products held on balance sheet as of December 31, 2012:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset1	Servicing Fee to PFI
Original MPF	4 basis points (bps) per year against unpaid balance, accrued monthly	After FLA, to bring to the equivalent of “AA”	10 bps per year, paid monthly; guaranteed	No	25 bps per year, paid monthly

MPF 1002	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly; performance based after 3 years	Yes; after first 3 years, to the extent recoverable in future years	25 bps per year, paid monthly

MPF 125	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly; performance based	Yes; to the extent recoverable in future years	25 bps per year, paid monthly

MPF Plus3	Sized to equal expected losses	0 to 20 bps after FLA and SMI, to bring to the equivalent of “AA”	7 bps per year plus 6 to 7 bps per year, performance based (delayed for 1 year); all fees paid monthly	Yes; to the extent recoverable in future years	25 bps per year, paid monthly

MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly

MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A4	N/A	44 bps per year, paid monthly

1
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

2	The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Act.
3	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.
4	Two government master commitments have been grandfathered and paid 2 bps/year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2012:

Table 2

Product Name	FLA	CE Obligation Calculation
Original MPF	4 bps x unpaid principal, annually1	(LLCE2 x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	AA equivalent – FLA-SMI4 = PCE5

1	Starts at zero and increases monthly over the life of the master commitment.
2	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.
3
The S&P Level’s Pool Size Factor (PSF) is applied at the MPF FHLBank level against the total of loans in portfolio. A PSF is greater than one if the number of loans in portfolio is less than 300 in total.

4
SMI represents the coverage obtained from the supplemental mortgage insurer. The initial premium for the insurance is determined based on a sample $100 million loan pool. The final premium determination is made during the 13th month of the master commitment agreement, at which time any premium adjustment is determined based on actual characteristics of loans submitted. The SMI generally covers a portion of the PFI’s CE obligation, which typically ranges from 200 to 250 bps of the dollar amount of loans delivered into a mortgage pool, but the PFI may purchase an additional level of coverage to completely cover the PFI’s CE obligation. The CE fees paid to PFIs for this program are capped at a maximum of 14 bps, which is broken into two components, fixed and variable. The fixed portion of the CE fee is paid to the SMI insurer for the coverage discussed above and is a negotiated rate depending on the level of SMI coverage, ranging from 6 to 8 bps. The variable portion is paid to the PFI, and ranges from 6 to 8 bps, with payments commencing the 13th month following initial loan purchase under the master commitment agreement.

5	PCE represents the CE obligation that the PFI elects to retain rather than covering with SMI. Under this MPF product, the retained amount can range from 0 to 20 bps.

Investments
A portfolio of investments is maintained for liquidity, asset-liability management and income purposes and to invest capital within the established statutory and regulatory limits. We maintain a portfolio of short-term investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit, bank notes, bankers’ acceptances, commercial paper and securities purchased under agreement to resell (i.e., reverse repurchase transactions). A longer-term investment portfolio is also maintained, which includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS or asset-backed securities (ABS) that carried the highest ratings from Moody’s, Fitch Ratings (Fitch) or S&P at the date of acquisition. We have not purchased a private-label MBS/ABS investment since June 2006. On March 24, 2011, our Board of Directors approved removal of our authority to purchase these types of investments from our Risk Management Policy (RMP).

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
▪
Whole mortgages or other whole loans other than: (1) those acquired under our MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a NRSRO; (4) MBS or ABS backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the Bank Act;

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

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary sources of liabilities and represent the principal source we use to fund our advances and traditional mortgage products and to purchase investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. Consequently, although the U.S. government does not guarantee the FHLBanks’ debt, the FHLBanks have historically had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. Our ability to access the capital markets through the sale of consolidated obligations, across the entire maturity spectrum and through a variety of debt structures, assists in managing our balance sheet effectively and efficiently. Moody’s currently rates the FHLBanks’ consolidated obligations Aaa/P-1, and S&P currently rates them AA+/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

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

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2012 and 2011 (in millions):

Table 3

	12/31/2012	12/31/2011
Par value of consolidated obligations of the FHLBank	$30,458	$29,897

Par value of consolidated obligations of all FHLBanks	$687,902	$691,868

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

Table 4 illustrates our compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2012 and 2011 (in thousands):

Table 4

	12/31/2012	12/31/2011
Total non-pledged assets	$33,735,216	$33,105,379
Total carrying value of consolidated obligations	$30,642,961	$30,145,591

Ratio of non-pledged assets to consolidated obligations	1.10	1.10

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

Consolidated Obligation Bonds: Consolidated obligation bonds are primarily used to satisfy our term funding needs. Typically, the maturities of these bonds range from less than one year to 30 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

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

When consolidated obligations are issued with variable-rate coupon payment terms that use the Federal funds rate, we typically simultaneously enter into derivatives that effectively convert the Federal funds rate to LIBOR. The effective Federal funds rate is based upon transactional data relating to the Federal funds sold market. An increase in commercial bank reserves combined with the rate of interest paid on those reserves has contributed to a decline in the volume of transactions in the overnight Federal funds market. Thus, in the aggregate, the FHLBanks may comprise a significant percentage of the Federal funds sold market at any given point in time; however each FHLBank manages its investment portfolio separately.

Consolidated Obligation Discount Notes: The Office of Finance also sells consolidated obligation discount notes on behalf of the FHLBanks that are primarily used to meet short-term funding needs. These securities have maturities up to one year and are offered daily through certain securities dealers in a discount note selling group. In addition to the daily offerings of discount notes, the FHLBanks auction specific amounts of discount notes with fixed maturity dates ranging from 4 to 26 weeks through competitive auctions held twice a week utilizing the discount note selling group. The amount of discount notes sold through the auctions varies based upon market conditions and/or on the funding needs of the FHLBanks. Discount notes are sold at a discount and mature at par.

Use of Derivatives
The FHLBank’s RMP establishes guidelines for our use of derivatives. Interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts and other derivatives can be used as part of our interest-rate risk management and funding strategies. This policy, along with Finance Agency regulations, prohibits trading in or the speculative use of derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk, mortgage prepayment risk, unsecured credit risk and foreign currency risk.

We use derivatives in three general ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between members and the capital markets; or (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP. For example, we use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely to the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments and mortgage loans to approximate more closely to the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rate terms between assets and liabilities, we also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities and anticipated transactions, to hedge the duration risk of prepayable instruments and to reduce funding costs as discussed below.

To reduce funding costs or to alter the characteristics of our liabilities to better match the characteristics of our assets, we frequently execute derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions). At times, we also execute derivatives concurrently with the issuance of consolidated obligation discount notes. This allows us to create synthetic variable rate debt at a cost that is often a cost improvement over other funding alternatives and lower than the cost of a comparable variable rate cash instrument issued directly by us. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and, to a lesser extent, short-term fixed rate assets. It also allows us, in some instances, to offer a wider range of attractively priced advances to our members and housing associates than would otherwise be possible. The continued attractiveness of these swapped consolidated obligation transactions depends on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may alter the types or terms of the consolidated obligations issued and derivatives transacted to better match assets, to meet customer needs and/or to improve our funding costs. We frequently purchase interest rate caps with various terms and strike rates to manage embedded interest rate cap risk associated with our variable rate MBS and CMO portfolios. Although these derivatives are valid economic hedges against the prepayment and option risk of our portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings. We can also use interest rate caps and floors, swaptions and callable swaps to manage and hedge prepayment and option risk on MBS, CMOs and mortgage loans.

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

Consistent with Finance Agency guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted a retained earnings policy, which provides guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings policy includes detailed calculations of four components: (1) market risk, which is based upon our projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary to pay dividends at three-month LIBOR over the period); (2) credit risk, which requires that retained earnings be sufficient to credit enhance all of our assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated); (3) operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and (4) derivative hedging volatility, which is the projected income impact of derivative hedging activities under 100-basis-point shocks in interest rates (maximum derivative hedging loss under up or down shocks). The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2012 and 2011 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2012	09/30/2012	06/30/2012	03/31/2012
Market Risk (dividend paying capacity)1	$-	$-	$-	$-
Credit Risk	68,619	69,377	72,905	77,221
Operations Risk	20,586	20,813	21,872	23,166
Derivative Hedging Volatility	21,325	25,018	27,401	28,300
Total Retained Earnings Threshold	110,530	115,208	122,178	128,687
Actual Retained Earnings as of End of Quarter	481,282	460,715	440,682	425,872
Overage	$370,752	$345,507	$318,504	$297,185

1	Market risk is zero when we have sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2011	09/30/2011	06/30/2011	03/31/2011
Market Risk (dividend paying capacity) 1	$-	$-	$-	$-
Credit Risk	78,082	85,655	81,273	75,340
Operations Risk	23,424	25,696	24,382	22,602
Derivative Hedging Volatility	39,699	48,412	35,849	40,222
Total Retained Earnings Threshold	141,205	159,763	141,504	138,164
Actual Retained Earnings as of End of Quarter	401,461	376,863	386,529	369,212
Overage	$260,256	$217,100	$245,025	$231,048

1	Market risk is zero when we have sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

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

Tax Status
Although we are exempt from all federal, state and local taxation except for real property taxes, we were obligated to make payments to REFCORP in the amount of 20 percent of net earnings after operating expenses and AHP expenses through June 30, 2011. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury for the second quarter of 2011 resulted in full satisfaction of the FHLBanks’ REFCORP obligation. Starting in the third quarter of 2011, we began allocating 20 percent of our net income to a separate RRE account as described in “Capital, Capital Rules and Dividends” under this Item 1. In addition to the RECORP obligation, the 12 FHLBanks were required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP through June 30, 2011 were the equivalent to an effective minimum income tax rate of 26.5 percent, but this effective rate will be slightly higher depending upon the amount of interest expense for mandatorily redeemable capital stock recorded by the FHLBank during the year. After June 30, 2011, required assessments for AHP were equivalent to an effective minimum income tax rate of 10 percent.

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

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Tax Status” are reserved for this program. AHP provides cash grants to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction or rehabilitation of very low-, low- and moderate-income owner occupied or rental housing. In addition to the competition for AHP funds, customized homeownership set-aside programs offered during 2012 under the AHP included:
▪	Rural First-time Homebuyer Program (RFHP) – RFHP provides down payment, closing cost or rehabilitation cost assistance to first-time homebuyers in rural areas;
▪	Rural Disaster-Related Assistance (RDRA) – RDRA provides rehabilitation or rebuilding cost assistance to homeowners in rural federally declared disaster areas; and
▪
Targeted Ownership Program (TOP) – TOP provides down payment, closing cost or rehabilitation cost assistance in rural and urban areas to disabled first-time homebuyers or first-time homebuyer households with a disabled member of the household.

Effective January 1, 2013, we no longer offer the RDRA or TOP.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 5.1 percent, 4.5 percent and 3.8 percent of total advances outstanding as of December 31, 2012, 2011 and 2010, respectively. Programs offered during 2012 under the CICA Program, which is not funded through the AHP, include:
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

Effective January 1, 2013, we no longer offer the CHP Plus or HELP.

Other Housing and Community Development Programs. A number of other voluntary housing and community development programs specifically developed for our members have also been established. These programs are not funded through the AHP and include the following:
▪
Joint Opportunities for Building Success (JOBS) – In 2012, $998,000, in JOBS funds were distributed to assist members in promoting employment growth in their communities. We distributed $1,225,000 and $1,247,000 in 2011 and 2010, respectively. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2013, the Board of Directors has approved up to $1,000,000 in funds that may be made available under this program. The following are elements of the JOBS program: (1) funds made available to projects only through our members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member; (7) projects can only be located in FHLBank Topeka’s District (Colorado, Kansas, Nebraska and Oklahoma); (8) applications of a political nature will not be accepted (JOBS funds cannot be used for any lobbying activity at the local, state or national level); and (9) FHLBank employees and members of their households may not receive JOBS funds except in their capacity as a volunteer of a nonprofit entity;

▪
Community Initiative – The Community Initiative is a flexible direct grant program created to address housing and community development needs within the district that are not fully addressed by our other programs. In order to provide the maximum flexibility in identifying and addressing housing and community development needs, the program does not have prescribed criteria. Available funding used for the Community Initiative was $17,000 in 2012, $16,000 in 2011 and $9,000 in 2010. Up to $18,000 in funding has been allocated for this program for 2013; and

▪
Rural First-time Homebuyer Education Program – We provide up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. We used $100,000, $75,000 and $78,000 of the available funds for this program during 2012, 2011 and 2010, respectively. For 2013, $75,000 has been allocated to this program.

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

Mortgage Loans: We are subject to competition in purchasing conventional, conforming fixed rate mortgage loans and government-guaranteed mortgage loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for purchasing mortgages comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, we also compete with regional and national financial institutions that buy and/or invest in mortgage loans. Depending on market conditions, these investors may seek to hold, securitize or sell conventional, conforming fixed rate mortgage loans. We continuously reassess our potential for success in attracting and retaining members for our mortgage loan products and services, just as we do with our advance products. We compete for the purchase of mortgage loans primarily on the basis of price, products, structures and services offered.

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

Personnel
As of March 13, 2013, we had 200 employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees good.

Legislation and Regulatory Developments
The legislative and regulatory environment for the FHLBank has been one of profound change over the past several years, beginning with the enactment of the Recovery Act and continuing as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act enacted in July 2010, and Congress considers housing finance and GSE reform. The FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission are likely to be materially affected by the Dodd-Frank Act; however, the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized. Significant regulatory actions and developments for the period covered by this report are summarized below.

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

Dodd-Frank Act: The Dodd-Frank Act provides for new statutory and regulatory requirements for derivatives transactions, including those utilized by us to hedge our interest rate and other risks. As a result of these requirements, beginning on June 10, 2013, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Derivative transactions that are not required to be cleared will be subject to mandatory reporting, documentation, minimum margin and capital and other requirements.

Mandatory Clearing. The Commodity Futures Trading Commission (CFTC) issued its first set of mandatory clearing determinations on November 28, 2012 (first mandatory clearing determination), which will subject four classes of interest rate swaps and two classes of credit default swaps to mandatory clearing beginning in the first quarter of 2013.

Certain of the interest rate swaps in which we engage fall within the scope of the first mandatory clearing determination and, as such, we will be required to clear any such swaps. Implementation of the first clearing determination will be phased in; we are classified as a “category 2 entity” and therefore have to comply with the mandatory clearing requirement for the specified interest rate swaps that we execute on or after June 10, 2013. The CFTC is expected to issue additional mandatory clearing determinations in the future with respect to other types of derivatives transactions, which could include certain interest rate swaps entered into by us that are not within the scope of the first mandatory clearing determination.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivative transactions that we may enter into with our members that have $10 billion or less in assets; the exception applies only if the member uses the swaps to hedge or mitigate its commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such member swaps would not be subject to mandatory clearing, although such swaps may be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). Although our moratorium on intermediating swaps for members currently continues, we have included this discussion relating to member swaps because we might decide to offer intermediated member swaps in the future.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivatives transactions more costly. In addition, mandatory clearing has required us to enter into new relationships and accompanying documentation with clearing members, which we continue to negotiate, and additional documentation with our interest rate swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, although customer collateral must be segregated on an individual customer basis on the books of a futures commission merchant (FCM) and derivatives clearing organization, it may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model, and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral in the event of an FCM insolvency. Accordingly, a major consideration in our decision to establish and maintain a clearing relationship with an FCM is our assessment of the financial soundness of the FCM.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act requires swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Although we have a substantial portfolio of derivative transactions that are entered into for hedging purposes, and may engage in intermediated swaps with its members in the future, based on the definitions in the final rules jointly issued by the CFTC and the SEC in April 2012, we do not expect to be required to register as either a major swap participant or as a swap dealer.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and the SEC in July 2012 to further define the term “swap,” call and put optionality in certain advances to our members will not be treated as “swaps” so long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these advances to member customers should not be adversely affected by the new derivatives regulations.

Margin for Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While we expect to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, minimum margin and capital, and other requirements. The CFTC, the Finance Agency and other federal bank regulators proposed margin requirements for uncleared trades in 2011. Under the proposed margin rules, we would have to post both initial margin and variation margin to our swap dealer and major swap participant counterparties, but may be eligible in both instances for modest unsecured thresholds as a “low-risk financial end user.” Pursuant to additional Finance Agency provisions, we would be required to collect both initial margin and variation margin from our swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly. Final margin rules are not expected until the second quarter of 2013 at the earliest and, accordingly, it is not likely that we will have to comply with such requirements until the end of 2013.

Documentation for Uncleared Transactions. In February 2012, the CFTC adopted final rules that impose external business conduct standards on swap dealers and major swap participants when dealing with counterparties. The external business conduct standards rules prohibit certain abusive practices and require disclosure of certain material information to counterparties. In addition, swap dealers and major swap participants must conduct due diligence relating to their dealings with counterparties. In order to facilitate compliance with the external business conduct standards, swap dealers and major swap participants have sought to amend their existing swap documentation with counterparties. To facilitate amendment of the agreements, the International Swaps and Derivatives Association (ISDA) has initiated a protocol process, which allows multiple counterparty adherents to the same protocol to amend existing bilateral documentation with other adhering counterparties without having to negotiate changes to individual agreements. The original compliance date for swap dealers and major swap participants to comply with the external business standards was October 14, 2012, but that deadline has been extended twice and is now May 1, 2013. We adhered to an ISDA protocol in September 2012 to address the new documentation requirements under the external business conduct rules. Following adherence to the protocol, we have amended our agreements with 19 swap dealers by completing the required exchange of questionnaires with these parties.

In September 2012, the CFTC finalized rules regarding certain new documentation requirements for uncleared trades, including requirements for new dispute resolution and portfolio valuation and reconciliation provisions, new representations regarding applicable insolvency regimes and possible changes to our existing credit support arrangements with our swap dealer counterparties. ISDA has published a second protocol draft to address these new documentation requirements, and we are currently evaluating the protocol’s provisions. Our swap documentation with swap dealers must comply with certain of the requirements contained in the September 2012 CFTC rules by July 1, 2013. The final rules also impose requirements with respect to when swap dealers and major swap participants must deliver acknowledgments of, and execute confirmations for, uncleared trades with us. These timing requirements will be phased in between December 31, 2012 and March 1, 2014.

Additional changes to our swap documentation are expected to be required by additional Dodd-Frank Act rules, including the margin requirements for uncleared swaps that have not yet been finalized. We will consider adhering to future ISDA protocols to address the foregoing requirements.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of our cleared and uncleared swaps have now been established. We currently comply with recordkeeping requirements for our swaps that were in effect on or after July 21, 2010 and, beginning on April 10, 2013, we will have to comply with new record-keeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that we enter into with swap dealers, the swap dealers are currently required to comply with reporting requirements applicable to such swaps, including real-time reporting requirements. We will be required to comply with reporting requirements, including real-time reporting requirements, for any swaps that we may intermediate for our members beginning on April 10, 2013.

We, together with the other FHLBanks, will continue to monitor the Dodd-Frank Act rulemakings and the overall regulatory process to implement the derivatives reforms prescribed by that legislation. We will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

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

Finance Agency Issues Advisory Bulletin on Classification of Assets. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investments. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 states that it was effective upon issuance. However, the Finance Agency issued additional guidance that extends the effective date to January 1, 2014. We are currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and have not yet determined its effect on our operating activities, results of operation or financial condition.

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

Finance Agency Establishes Suspended Counterparty Program. On June 18, 2012, the Finance Agency issued a notice regarding the establishment of a Suspended Counterparty Program to help address the risk to the Regulated Entities presented by individuals and entities with a history of fraud or other financial misconduct. As part of the Suspended Counterparty Program, each Regulated Entity is required to establish a process to notify the Finance Agency on a timely basis of individuals or institutions which have been convicted of an action relating to fraud or other fraudulent conduct or have been suspended or debarred by any Federal agency for such conduct. The Finance Agency will then inform all Regulated Entities when a decision has been made to suspend a counterparty, including the basis for the scope of the suspension, and the Finance Agency will direct the Regulated Entities to take appropriate action. Regulated Entities were required to implement a process for reporting to the Finance Agency the identity of any individual or entity meeting certain reporting criteria by no later than August 15, 2012.

Finance Agency Issues Notice on the Examination Rating System. On November 13, 2012, the Finance Agency issued a notice on its new Examination Rating System. The final examination rating system, which will be used for examining the Enterprises and the FHLBanks, will require an assessment of seven individual components dealing with capital, asset quality, management, earnings, liquidity, sensitivity to market risk and operational risk. Under the new rating system, each Regulated Entity will be assigned a composite numerical rating from “1” to “5,” with a “1” rating indicating the lowest degree of supervisory concern and a “5” rating indicating the highest level of supervisory concern. The composite rating will reflect the ratings of the underlying components, which will also be rated on a scale of “1” to “5.” The new rating system will replace the examination rating system developed by the Finance Agency’s predecessor agencies. The Finance Agency intends to use the new ratings system for examinations that commence after January 1, 2013.

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

Finance Agency Issues Proposed Order on Qualified Financial Contracts (QFCs). On August 9, 2012, the Finance Agency circulated a proposed order on QFCs that would be applicable to the Regulated Entities. The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity. The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs. If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis. Comments were due by October 10, 2012.

Finance Agency Issues White Paper on Building a New Infrastructure for the Secondary Mortgage Market. On October 4, 2012, the Finance Agency issued, and requested public input on, its white paper on Building a New Infrastructure for the Secondary Mortgage Market. The purpose of the white paper is to describe a proposed framework for both a new securitization infrastructure and a contractual framework supporting the new infrastructure. The proposed infrastructure would replace the proprietary infrastructures of the Enterprises with a common model, and establish a framework that is consistent with multiple versions of housing finance reform, including greater participation of private capital in assuming credit risk. Public input on the white paper was due by December 3, 2012.

Finance Agency Issues Notice on a Proposed Advisory Bulletin on Collateralization of Advances and Other Credit Products Provided by FHLBanks to Insurance Company Members. On October 5, 2012, the Finance Agency issued a notice with request for comment on a proposed advisory bulletin which would set forth standards to guide Finance Agency staff in its supervision of secured lending to insurance company members by the FHLBanks. The advisory bulletin would set forth a series of considerations that the Finance Agency proposes to use in monitoring transactions between FHLBanks and their insurance company members, with a focus on principles that would be used by the Finance Agency supervisory staff to assess each FHLBank’s ability to evaluate the financial health of its insurance company members and the quality of their eligible collateral, as well as the extent to which the FHLBank has a first-priority security interest in that collateral. Comments on the proposed advisory bulletin were due by December 4, 2012.

Finance Agency Issues Notice of Proposed Rulemaking on Stress Testing of Regulated Entities. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking on Stress Testing of Regulated Entities. The purpose of the proposed rule is to ensure stronger regulation of the Regulated Entities by providing the Finance Agency with additional, forward-looking information that will allow it to assess capital adequacy under various scenarios at the Regulated Entities. Section 165(i)(2)(c) of the Dodd-Frank Act requires the Finance Agency, as a primary federal financial regulatory agency, in coordination with other Federal financial regulators, to issue consistent and comparable regulations for annual stress testing of financial companies with assets over $10 billion. The proposed rule would require each Regulated Entity to complete an annual stress test of itself based on scenarios provided by the Finance Agency that reflect a minimum of three sets of economic and financial conditions, including a baseline, adverse and severely adverse scenario using a planning horizon of at least nine quarters over which the impact of the specified scenarios must be assessed. The proposed rule would require the Regulated Entities to report the results of the stress tests to the Finance Agency by January 5 of each year and then to provide certain public disclosure of the results of the stress tests within 90 days of the submission of the report to the Finance Agency. Comments on the proposed rulemaking were due by December 4, 2012.

Finance Agency Issues Notice of Proposed Rulemaking on Information Sharing Among FHLBanks. On January 29, 2013, the Finance Agency issued a notice of proposed rulemaking on Information Sharing Among FHLBanks. The proposed rule would implement Section 1207 of the Recovery Act, which requires the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks and to promulgate regulations to facilitate the sharing of such information among the FHLBanks. The Finance Agency published a proposed rule to implement the foregoing Recovery Act provisions in late 2012, but has re-issued the proposed rule after reviewing the comments and reconsidering the proposed means of information sharing. Pursuant to the proposed rule, the Director of the Finance Agency would distribute to the FHLBanks and the Office of Finance a proposed order identifying the categories of financial and supervisory information regarding each FHLBank and the FHLBank System that the Finance Agency would share with each FHLBank and the Office of Finance. Upon finalizing the order, the Finance Agency would routinely distribute certain categories of information to the FHLBanks and the Office of Finance. Comments on the proposed rule are due by April 1, 2013.

Finance Agency Issues Advance Notice of Proposed Rulemaking on Mortgage Assets Affected by PACE Programs. On January 26, 2012, the Finance Agency issued an advance notice of proposed rulemaking on mortgage assets affected by Property Assessed Clean Energy (PACE) programs. PACE programs provide a means of financing certain kinds of home-improvement projects. Specifically, PACE programs permit local governments to provide financing to property owners for the purchase of energy-related home-improvement projects. The Finance Agency identified that it is concerned that PACE programs which involve subordination of any mortgage holder’s security interest in the underlying property to that of the provider of PACE financing may increase the financial risk borne by Fannie Mae and Freddie Mac as holders of mortgages on properties subject to PACE obligations, as well as MBS based on such mortgages. The proposed action would direct the Enterprises not to purchase any mortgage that is subject to a first-lien PACE obligation or that could become subject to first-lien PACE obligations without the consent of the mortgage holder. Comments on the advance notice of proposed rulemaking were due by March 26, 2012.

Other Significant Regulatory Actions:
Financial Stability Oversight Council (FSOC) Issues Final Rule and Interpretive Guidance on Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the FSOC issued a final rule to implement section 113 of the Dodd-Frank Act, which gives the FSOC the authority to require that a nonbank financial company be supervised by the Board of Governors and be subject to enhanced prudential standards. Under the final rule, the FSOC has established a three-stage process to assist in the determination of whether an entity should be supervised by the Board of Governors. Under the first stage, the FSOC will identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether the company has $20 billion or more of borrowings outstanding. A company that meets the standards identified in the first stage would proceed to the second stage, where the FSOC would conduct a comprehensive analysis of the potential for the identified nonbank financial companies to pose a threat to U.S. financial stability. Stage three builds on the quantitative and qualitative information provided through the first two stages of the review and the FSOC will determine whether to subject a nonbank financial company to Board of Governors supervision and prudential standards based on the results of the analyses conducted during each stage of the review. The final rule became effective on May 11, 2012.

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

National Credit Union Administration Issues Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the National Credit Union Administration (NCUA) published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve’s discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact our results of operations if it causes our federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. Comments were due by September 28, 2012.

FSOC Issues Proposed Recommendations Regarding Money Market Mutual Fund Reform. On November 19, 2012, the FSOC issued proposed recommendations pursuant to Section 120 of the Dodd-Frank Act, which authorizes the FSOC to issue recommendations to a primary financial regulatory agency to apply new or heightened standards and safeguards for a financial activity or practice conducted by bank holding companies or nonbank financial companies. Pursuant to Section 120, the FSOC proposes to determine that money market funds’ activities and practices could create or increase the risk of significant liquidity, credit and other problems spreading among bank holding companies, nonbank financial companies and U.S. financial markets. Based on the proposed determination, the FSOC proposed three alternative approaches for addressing the concerns: (1) require money market funds to have a floating net asset value per share; (2) require money market funds to have a net asset value buffer with a tailored amount of assets of up to one percent to absorb day-to-day fluctuations in the value of the funds’ portfolio securities and allow the funds to maintain a stable net asset value; or (3) require money market funds to have a risk-based net asset value buffer of three percent to provide explicit loss-absorption capacity that could be combined with other measures to enhance the effectiveness of the buffer. Actions by the FSOC or other regulators in response to the FSOC’s proposed recommendations could result in money market funds being less attractive to investors, thereby shrinking demand for FHLBank debt by money market funds and potentially hindering our ability to obtain the liquidity needed to meet certain obligations. Comments on the proposed recommendations were due by February 15, 2013.

Additional Developments:
Basel Committee on Banking Supervision Capital and Liquidity Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. In January 2013, the Basel Committee approved a revised liquidity framework, including a revised liquidity coverage ratio which revises the definition of high-quality liquid assets and net cash outflows, which are used to determine the amount and type of high quality, unencumbered liquid assets an organization should have at hand in the event of a liquidity crisis.

On June 7, 2012, the Board of Governors, the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC) (collectively, the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies’ capital framework to incorporate the Basel Committee’s new capital framework. These revisions would, among other things:
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

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the framework and the Board of Governors’ proposed plan could require some of our members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances; on the other hand, the new framework may incent our members to take our term advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for consolidated obligations.

Expiration of Unlimited Insurance on Noninterest-Bearing Transaction Accounts. As a result of the Dodd-Frank Act, the Federal Deposit Insurance Act and the Federal Credit Union Act were amended to require that the FDIC and NCUA fully insure the net amount that any depositor at an insured depository institution maintains in a noninterest-bearing transaction account. The amendments provided an alternative source of funds to many of our members, which competed with our advance business. The provisions of the Dodd-Frank Act which authorized unlimited insurance on noninterest-bearing transaction accounts included a prospective repeal of such authority, with such repeal occurring effective January 1, 2013.

Consumer Financial Protection Bureau (CFPB) Issues Final Qualified Mortgage Rule. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Qualified mortgage loans (QMs) are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. The standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage loans, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years.

The final rule provides for a safe harbor from certain liability for QMs, which could incent lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members’ mortgage loan lending and, in turn, reduce demand for our advances. In January 2013, the CFPB also issued a proposal that would generally allow first lien balloon mortgage loans made by small creditors (generally those with assets under $2 billion) in rural or underserved areas, and retained in portfolio for at least three years, to be treated as QM mortgages. However, we believe that many of the balloon mortgage loans made by our CFI members may not be made in areas that fit the narrow criteria for “rural or underserved areas.” If such balloon mortgages are not treated as QM mortgages under final CFPB regulations, this is likely to reduce mortgage lending by our CFI members and lead to increased concentration in the mortgage market. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected. Comments were due February 25, 2013.

HARP, HAMP and Other Foreclosure Prevention Efforts. In 2012, the Finance Agency, Fannie Mae, and Freddie Mac announced a series of changes that were intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent LTV ceiling on fixed rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness (including new short-sale/deed in lieu of foreclosure programs recently discussed), or converting delinquent borrowers into renters and conveying the properties to investors, have gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, settlements announced in 2013 and 2012 with the banking regulators, the federal government and the nation’s largest mortgage servicers and states’ attorneys general are also likely to focus on loan modifications and principal writedowns. In late January, 2013 the Treasury department announced that it is expanding refinancing programs for homeowners whose mortgages are greater than their home value to include mortgages underlying private-label MBS. These programs, proposals and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows we realize from those investments. We monitor these developments and assess the potential impact of relevant developments on investments, including private-label MBS as well as on our securities and loan collateral and on the creditworthiness of any members that could be impacted by these issues. We continue to update models, including the models we use to analyze investments in private-label MBS, based on these types of developments. Additional developments could result in further increases to loss projections from these investments.

Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in Agency MBS. If that should occur, these investments would be paid off in advance of original expectations subjecting us to resulting premium acceleration and reinvestment risk.

Where to Find Additional Information
We file our annual, quarterly and current reports and other information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s website at www.sec.gov. Additionally, on our website at www.fhlbtopeka.com, you can find a link to the SEC’s website which can be used to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by recently enacted legislation and other ongoing actions by the U. S. government in response to disruptions in the financial markets. Disruptions in the financial markets since 2008 have significantly impacted the financial services industry, our members and us. In response to the economic downturn and the recession that ended in 2010, the U.S. government established certain governmental programs that have and may continue to adversely impact our access to and cost of funds and our competitive position for providing advances. These and future governmental programs could create increased funding costs for consolidated obligations and decreased borrowing activity from our members that could have a material adverse impact on our financial condition and results of operations. See Item 1 – “Business – Legislation and Regulatory Developments” for further discussion of government programs and initiatives.

These initiatives or proposed initiatives have at various times adversely impacted our competitive position with respect to accessing financing as well as the rate that we pay for borrowed funds. For example, the U.S. government’s financial backing of Fannie Mae and Freddie Mac has resulted in the debt securities of Fannie Mae and Freddie Mac being marginally more attractive to investors at various times than the debt securities of the FHLBanks.

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

The Dodd-Frank Act may also subject the FHLBanks to heightened prudential standards established by the Federal Reserve Board if the FHLBanks are identified as being systemically important financial institutions. These standards may include risk-based capital requirements, liquidity requirements, risk management and a resolution plan. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests and may subject us to higher capital requirements. Oversight by the Federal Reserve Board may result in an increase in our cost of doing business due to compliance with new regulatory requirements and may result in FHLBank being assessed for the costs of additional regulatory oversight.

Finally, the Dodd-Frank Act requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank’s ability to hedge its interest rate risk exposure from advances and mortgage loan purchases, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. Recent regulatory actions taken by the CFTC may subject us to increased regulatory requirements which have the potential of making derivative transactions more costly and less attractive as risk management tools. We may be subject to initial and variation margin requirements. Such regulatory actions also have the potential to impact the costs of certain transactions between us and our members.

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

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. At times during the economic downturn and recession that ended in 2010, our cost of issuing term debt increased significantly relative to U.S. Treasury obligations and LIBOR and resulted in us becoming more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less. Had there also been any significant disruption in the short-term debt markets during that period, it could have had a serious effect on our business and the business of the other FHLBanks. If such a significant market disruption in the short-term debt markets had occurred for an extended time, we might not have been able to obtain short-term funding on acceptable terms and the high cost of longer-term liabilities would likely have caused us to increase advance rates, which could have adversely affected demand for advances and, in turn, our results of operations. Alternatively in such a scenario, continuing to fund longer-term variable rate assets with very short-term liabilities could have adversely impacted our results of operations if the cost of those short-term liabilities had risen to levels above the yields on the long-term variable rate assets being funded. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial and economic disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

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

Changes in our credit ratings may adversely affect our business operations. We are currently rated Aaa with a negative outlook by Moody’s and AA+ with a negative outlook by S&P. Revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It could require the posting of additional collateral for derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements with two in-district state HFAs and one out-of-district HFA in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

Changes in the credit standing of the U.S. Government or other FHLBanks, including the credit ratings assigned to the U.S. Government or those FHLBanks, could adversely affect us. Pursuant to criteria used by S&P and Moody’s, the FHLBank System’s debt is linked closely to the U.S. sovereign rating because of the FHLBanks’ status as GSEs and the public perception that the FHLBank System would be likely to receive U.S. government support in the event of a crisis. The U.S. government’s fiscal challenges, including the debt ceiling, sequestration and budgeting could impact the credit standing or credit rating of the U.S. government, which could in turn result in a revision of the rating assigned to us or the consolidated obligations of the FHLBank System.

The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one or more of the other 11 FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All 12 of the FHLBanks are rated Aaa with a negative outlook by Moody’s while 11 of the FHLBanks are rated AA+ with a negative outlook and one of the FHLBanks is rated AA with a negative outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

Likewise, our MPF business is subject to competition. The most direct competition for purchases of mortgage loans comes from other buyers of conventional, conforming, fixed rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in the acquisition of a smaller market share of the mortgage loans available for purchase and, therefore, lower income from this business activity.

We also compete in the capital markets with Fannie Mae, Freddie Mac, other GSEs and U.S. government programs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. We face increased competition in the Agency/GSE and other related debt markets as a result of government debt programs, including those explicitly guaranteed by the U.S. and foreign governments. Our ability to obtain funds through the issuance of debt depends in part on prevailing market conditions in the capital markets (including investor demand), such as effects on the reduction in liquidity in financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on terms that are acceptable to us. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has always kept pace with our funding needs, we cannot assure that this will continue in the future, especially in the case of financial market disruptions when the demand for advances by our members typically increases.

The yield on or value of our MBS/ABS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS/ABS investments. Delinquencies and losses with respect to residential mortgage loans have generally remained high, particularly in the nonprime sector, including subprime and alternative documentation loans. Although residential property values started to increase or at least stabilize in mid-2012, residential property values in many states declined over the previous five years after extended periods during which those values appreciated. If delinquency and/or default rates on mortgages continue to increase, and/or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS/ABS investments. Furthermore, market illiquidity has, from time to time, increased the amount of management judgment required to value private-label MBS/ABS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS/ABS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

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

Counterparty credit risk could adversely affect us. We assume unsecured credit risk when entering into money market transactions and financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform on its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations.

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, which are currently perceived to present a higher degree of risk than they were perceived to present in the past due to the continued reduced liquidity in financial markets for certain financial transactions, difficulties in the current housing market and the deterioration in the financial performance and condition of financial institutions in general, including many European and domestic financial institutions. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS/ABS that we hold in our investment portfolio, including mortgage insurers, bond insurers and financial guarantors; (3) third-party providers of private and supplemental mortgage insurance for mortgage loans purchased under the MPF Program; (4) derivative counterparties; and (5) unsecured money market and Federal funds investment transactions. The liquidity and financial condition of some of our counterparties may have been adversely affected by the continued reduced liquidity in the financial markets for certain financial transactions and difficulties in the housing market. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition.

Default by a derivatives clearinghouse on its obligations could adversely affect our results of operations or financial condition. The Dodd-Frank Act and implementing CFTC regulations will require all clearable derivatives transactions to be cleared through a derivatives clearinghouse. As a result of such statutes and regulations, we will be required to centralize our risk with the derivatives clearinghouse as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions which allowed us to distribute our risk among various counterparties. The default by a derivatives clearinghouse could adversely affect our financial condition in the event we are owed money by the derivatives clearinghouse and jeopardizing the effectiveness of derivatives hedging transactions, and could adversely affect our operations as we may be unable to enter into certain derivatives transactions or unable to enter into such transactions at cost-effective rates.

We rely upon derivatives to lower our cost of funds and reduce our interest-rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends upon management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms, we may incur higher funding costs, be required to limit certain advance product offerings and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

Changes in the application of relevant accounting standards, especially those related to the accounting for derivatives, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of GAAP for those derivatives. This earnings volatility is caused primarily by the changes in the fair values of derivatives that do not qualify for hedge accounting (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item) and to a much lesser degree by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item. If we did not apply hedge accounting, the result could be an increase in volatility of our earnings from period to period. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings threshold, and our members’ willingness to hold the stock necessary for membership and/or activity with us, such as advance and mortgage loan activities.

We rely heavily upon information systems and other technology. We rely heavily upon information systems and other technology to conduct and manage our business. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue or results of operations could be materially adversely affected. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging and advance activities. Additionally, a failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our business and result in the disclosure or misuse of confidential or proprietary information. While we have implemented disaster recovery, business continuity and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. A failure to maintain current technology, systems and facilities or an operational failure or interruption could significantly harm our customer relations, risk management and profitability, which could negatively affect our financial condition and results of operations

We rely on financial models to manage our market and credit risk, to make business decisions and for financial accounting and reporting purposes. The impact of financial models and the underlying assumptions used to value financial instruments may have an adverse impact on our financial condition and results of operations. We make significant use of financial models for managing risk. For example, we use models to measure and monitor exposures to interest rate and other market risks, including prepayment risk, as well as credit risk. We also use models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. The degree of management judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to regular validation by independent parties, rapid changes in market conditions could impact the value of our instruments. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations.

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

Reliance on the FHLBank of Chicago as MPF Provider could have a negative impact on our business if the FHLBank of Chicago were to default on its contractual obligations owed to us. As part of our business, we participate in the MPF Program with FHLBank of Chicago. In its role as MPF Provider, FHLBank of Chicago provides the infrastructure and operational support for the MPF Program and is responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology, our mortgage products could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program were to experience operational or technical difficulties.

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

Our controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate. We may fail to identify and manage risks related to a variety of aspects of our business, including without limitation, operational risk, legal and compliance risk, human capital risk, liquidity risk, market risk and credit risk. We have adopted controls, procedures, policies and systems to monitor and manage these risks. Our management cannot provide complete assurance that such controls, procedures, policies and systems are adequate to identify and manage the risks inherent in our business and because our business continues to evolve, we may fail to fully understand the implications of changes in our business, and therefore, we may fail to enhance our risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on our financial condition, reputation, results of operations, and value to our membership.

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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 13, 2013, we had 826 stockholders of record and 5,188,471 shares of Class A Common Stock and 8,394,691 shares of Class B Common Stock outstanding, including 47,875 shares of Class A Common Stock and 3,000 shares of Class B Common Stock subject to mandatory redemption by members or former members. We are not currently required to register either class of our stock under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, we were required to file a registration statement in order to voluntarily register one of our classes of stock pursuant to section 12(g)(1) of the Exchange Act. Our registration was effective July 14, 2006.

We paid quarterly stock dividends during the years ended December 31, 2012 and 2011, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid2	Percent	Dividends Paid in Cash1	Dividends Paid in Class B Common Stock	Total Dividends Paid2
12/31/2012	0.25%	$40	$261	$301	3.50%	$30	$7,694	$7,724
09/30/2012	0.25	42	251	293	3.50	31	7,564	7,595
06/30/2012	0.25	43	300	343	3.50	29	7,113	7,142
03/31/2012	0.25	41	314	355	3.50	29	6,708	6,737
12/31/2011	0.25	41	313	354	3.50	28	6,688	6,716
09/30/2011	0.25	46	333	379	3.50	41	6,945	6,986
06/30/2011	0.40	41	567	608	3.00	27	5,885	5,912
03/31/2011	0.40	45	558	603	3.00	93	5,968	6,061

1	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
2	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

Management anticipates that we will continue to pay quarterly dividends in the future, primarily in shares of Class B Common Stock. Dividends may be paid in cash or Class B Common Stock as authorized under our capital plan and approved by our Board of Directors. We believe that dividends paid in the form of stock are advantageous to members because FHLBank stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code (IRC) and are, therefore, not taxable at the time declared and credited to a member. Dividends paid in stock can be utilized by members to support future activity with us or can be redeemed by the member if the amounts represent excess stock, subject to stock redemption request procedures and limitations. Our dividends generally increase as short-term interest rates rise and decrease as short-term interest rates fall. The dividend percent paid has historically been a function of or closely tied to our net income for a dividend period. We have a retained earnings policy that was considered by the Board of Directors when dividends were declared during 2012 and 2011, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid in any of those periods. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” for a discussion of restrictions on dividend payments in the form of capital stock. We do not expect that our retained earnings policy will significantly affect dividends paid during 2013. We expect that we will continue to be able to make additions to retained earnings while paying Class B Common Stock dividends at or above short-term market interest rates and Class A Common Stock dividends (paid in cash or in Class B Common Stock) at or slightly below short-term market interest rates, on average. While the average Class A Common Stock dividend rate for 2012 was 0.25 percent per annum, well above short-term interest rates such as overnight Federal funds (average of 0.14 percent for 2012), this relationship will not remain at such levels when short-term interest rates begin to rise. There is also a possibility that dividend levels might be reduced in order to meet the threshold level of retained earnings under the policy since the threshold level fluctuates from period to period, because it is a function of the size and composition of our balance sheet and the risks contained therein.

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

Item 6: Selected Financial Data

Table 8

Selected Financial Data (dollar amounts in thousands):

	12/31/2012	12/31/2011	12/31/2010	12/31/2009	12/31/2008
Statement of Condition (as of year end)
Total assets	$33,818,627	$33,190,182	$38,706,067	$42,631,611	$58,556,231
Investments1	10,774,411	10,576,537	14,845,941	16,347,941	19,435,809
Advances	16,573,348	17,394,399	19,368,329	22,253,629	35,819,674
Mortgage loans, net2	5,940,517	4,933,332	4,293,431	3,333,784	3,023,805
Deposits	1,181,957	997,371	1,209,952	1,068,757	1,703,531
Consolidated obligation discount notes, net3	8,669,059	10,251,108	13,704,542	11,586,835	26,261,411
Consolidated obligation bonds, net3	21,973,902	19,894,483	21,521,435	27,524,799	27,421,634
Total consolidated obligations, net3	30,642,961	30,145,591	35,225,977	39,111,634	53,683,045
Mandatorily redeemable capital stock	5,665	8,369	19,550	22,437	34,806
Capital stock	1,264,456	1,327,827	1,454,396	1,602,696	2,240,335
Total retained earnings	481,282	401,461	351,754	355,075	156,922
Accumulated other comprehensive income (loss)	(25,257)	(27,841)	(22,672)	(11,861)	(2,012)
Total capital	1,720,481	1,701,447	1,783,478	1,945,910	2,395,245

Statement of Income (for the year ended)
Net interest income	219,680	230,926	249,876	259,011	247,287
Provision for credit losses on mortgage loans	2,496	1,058	1,582	1,254	196
Other income (loss)	(42,916)	(78,328)	(154,694)	108,021	(168,312)
Other expenses	51,696	53,781	47,899	43,586	40,002
Income before assessments	122,572	97,759	45,701	322,192	38,777
Assessments	12,261	20,433	12,153	85,521	10,338
Net income	110,311	77,326	33,548	236,671	28,439

Ratios and Other Financial Data
Dividends paid in cash4	285	362	316	367	345
Dividends paid in stock4	30,205	27,257	36,553	41,500	79,935
Weighted average dividend rate5	2.26%	1.99%	2.36%	2.29%	3.64%
Dividend payout ratio6	27.64%	35.72%	109.90%	17.69%	282.29%
Return on average equity	6.23%	4.43%	1.79%	11.24%	1.17%
Return on average assets	0.32%	0.21%	0.08%	0.48%	0.05%
Average equity to average assets	5.13%	4.73%	4.46%	4.31%	4.15%
Net interest margin7	0.64%	0.63%	0.60%	0.53%	0.43%
Total capital ratio8	5.09%	5.13%	4.61%	4.56%	4.09%
Regulatory capital ratio9	5.18%	5.24%	4.72%	4.64%	4.15%
Ratio of earnings to fixed charges10	1.45	1.31	1.12	1.56	1.02

1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans held for portfolio was $5,416,000, $3,473,000, $2,911,000, $1,897,000 and $884,000 as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 10 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as GAAP dividends were $41,000, $174,000, $346,000, $504,000 and $609,000 for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings or when members sell additional mortgage loans to us. At our discretion, we may repurchase excess capital stock if a member’s advances or mortgage loan balances decline. We believe it is important to manage our business and the associated risks so that we can always meet the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay appropriate dividends.

Net income (loss) for the year ended December 31, 2012 was $110.3 million compared to $77.3 million for the year ended December 31, 2011. The increase was primarily attributable to the following:
▪	$11.2 million decrease in net interest income (decrease income);
▪	$48.8 million decrease related to net gain (loss) on trading securities (decrease income);
▪	$87.3 million increase related to net gain (loss) on derivatives and hedging activities (increase in income);
▪	$3.1 million decrease in net other-than-temporary impairment losses on held-to-maturity securities (increase in income);
▪	$4.4 million decrease related to net gain (loss) on mortgage loans held for sale (decrease income);
▪	$2.1 million decrease in other expenses (increase income); and
▪	$8.2 million decrease in assessments (increase income).

The smaller net loss on derivatives and hedging activities for 2012 is primarily the result of a smaller relative decline in interest rates and steepness of the yield curve in 2012 compared to 2011. The market value of our trading securities portfolio decreased in value in 2012 compared to 2011. Net interest income, which does not include market value fluctuations, has primarily declined as a result of a smaller average balance sheet over the periods since net interest margin increased at the same time. Detailed discussion relating to the fluctuations in net gain (loss) on derivatives and hedging activities, net gain (loss) on trading securities and net interest income can be found under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” For additional information relating to OTTI, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” For additional information relating to the 2011 net gain (loss) on mortgage loans held for sale, see Note 6 of the Notes to the Financial Statements under Item 8. The decrease in other expenses and the decrease in total assessments, which is related to the satisfaction of our REFCORP obligation in June 2011, are discussed in this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased by less than two percent from December 31, 2011 to December 31, 2012 but had several compositional changes. We experienced a significant increase in the amount of mortgage loans outstanding in 2012. The primary factors impacting the growth in mortgage loans include: (1) the increased number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; and (5) the relative competitiveness of the MPF Program compared to other purchasers of mortgage loans. Advance balances declined, with a majority of the decline due to net pay downs by large borrowers, particularly insurance company borrowers. Among specific advance products, the balance on line of credit borrowings increased significantly from December 31, 2011 to December 31, 2012, which partially offset significant declines in balances of other advance products over the same period. Although investment balances (see Table 8) did not change much between December 31, 2012 and 2011, the composition of the investments did change. As of December 31, 2012, we had significant balances in secured reverse repurchase agreements backed by high quality collateral; however, we had no reverse repurchase agreements outstanding as of December 31, 2011. We decreased our investments in Federal funds sold, marketable certificates of deposit and commercial paper to further reduce exposure to unsecured investments with counterparties in Europe and with those having credit ratings below certain thresholds. The total balance of MBS increased slightly during 2012 as we attempted to maintain balances at approximately 300 percent of regulatory capital. For additional information relating to changes in investment balances, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”

Over the last two years, total average assets decreased $2.4 billion, or 6.4 percent, from 2011 to 2012. This reduction in average assets was due to a strategic decision near the end of 2011 to reduce our allocation of unsecured money market investments and slightly de-lever the balance sheet.

On the liability side of the balance sheet, from December 31, 2011 to December 31, 2012, consolidated obligation bonds and member deposits increased and consolidated obligation discount notes decreased. The increase in bonds, both in absolute dollars and as a percentage of total consolidated obligations, was primarily due to increased issuance of unswapped callable bonds used to fund the growth in our fixed rate mortgage assets. We also increased our use of non-callable floating rate bonds to enhance our liquidity position in response to potential market disruptions related to Congressional fiscal cliff and debt ceiling debates. This desire to lengthen the maturity of our liabilities was also the primary reason discount notes decreased both in absolute dollars and as a percentage of total consolidated obligations from December 31, 2011 to December 31, 2012.

The increase in our weighted average dividend rate paid during 2012 compared to 2011 can be attributed to the combination of a dividend rate change in the middle of 2011 and a change in the capital requirements in 2012. In September 2011, we lowered the dividend rate on Class A shares by 15 bps and increased the dividend rate on Class B Common Stock by 50 bps as a way to better compensate the users of our products. The average dividend rate was also affected by a reduction in the membership stock requirement initiated in mid-2012 which resulted in the issuance of additional Class B Common Stock to members to replace the excess membership Class A Common Stock created by the reduced requirement and previously used to support their advance and mortgage loan activity (Class A Common Stock up to the amount of a member’s membership stock purchase requirement can be used to support advance and mortgage loan activity, but excess Class A Common Stock cannot).

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 9 presents selected market interest rates as of the dates or for the periods shown.

Table 9

Market Instrument	Average Rate for 2012	Average Rate for 2011	December 31, 2012 Ending Rate	December 31, 2011 Ending Rate
Overnight Federal funds effective/target rate1	0.14%	0.10%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
Three-month Treasury bill1	0.08	0.05	0.02	0.01
Three-month LIBOR1	0.43	0.34	0.31	0.58
Two-year U.S. Treasury note1	0.27	0.44	0.25	0.25
Five-year U.S. Treasury note1	0.75	1.51	0.71	0.85
Ten-year U.S. Treasury note1	1.78	2.76	1.74	1.88
30-year residential mortgage note rate2	3.84	4.53	3.52	4.07

1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the yearly averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its January 30, 2013 meeting, the FOMC reaffirmed the significant accommodation that it announced in September and December 2012 that it will “...continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month.” The FOMC believes that these actions, including continuing its policies of reinvesting principal payments from its agency debt and agency MBS into agency MBS and rolling over maturing U.S. Treasury securities at auction, will “...maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.” The January 2013 statement also reiterated the open-ended nature of its accommodation, initially added in the September 2012 statement, that if the outlook for labor market does not “improve substantially” it will continue “...purchases of Treasury and agency mortgage-backed securities, and employ its other policy tools as appropriate, until such improvement is achieved in a context of price stability.” At the January 30, 2013 meeting, the Committee also maintained the Federal funds target rate at a range of zero to 0.25 percent and stated that it anticipated that this range “...will be appropriate at least as long as the unemployment rate remains above 6.5 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be anchored.” In its December 2012 assessments of appropriate monetary policy, 14 of the 19 FOMC participants judged that the appropriate time for increasing the target rate was 2015 or greater. The majority of the participants believed that over the longer run four percent or greater was the appropriate level for the target Federal funds rate.

The daily average of three-month LIBOR increased from 2011 to 2012, primarily in response to the European debt crisis which began in the spring of 2010 but became more acute in the fall of 2011and persisted through the spring and summer of 2012. Three-month LIBOR peaked on January 5, 2012 at 0.5825 percent and began declining gradually throughout the year in response to actions taken by the European Central Bank (ECB) and the International Monetary Fund (IMF) to address the crisis. The decline in three-month LIBOR accelerated in the summer of 2012 declining from 0.4606 percent on June 30, 2012 to 0.3060 percent on December 31, 2012 with most of the declines occurring through October 2012. The daily average one-month LIBOR also increased slightly from 2011 to 2012 for the same reasons. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR. Imbalances in the mix of these assets and liabilities results in exposure to basis risk which can impact net interest income. While other short-term rates such as those for U.S. Treasury bills, repo rates and our consolidated obligation discount notes have remained relatively low throughout most of 2012, they did increase from the end of 2011 likely due, in part, to the impact of sales of shorter-term U.S. Treasuries under the FOMC’s maturity extension program (“Operation Twist”).

Both long and short-term U.S. Treasury rates have been significantly influenced by Federal Reserve policy over the last several years. In November 2010, the Federal Reserve initiated a second round of quantitative easing by announcing that it would expand its holding of longer-term securities by purchasing an additional $600 billion in long-term U.S. Treasury securities which was completed as scheduled in June 2011. In September 2011, the Federal Reserve announced additional measures by introducing Operation Twist by which it would extend the average maturity of its holdings of securities. As mentioned above, while still relatively low, short-term U.S. Treasury rates out to, and including, the one-year point of the curve increased in 2012 from the extremely low levels at the end of 2011 likely reflecting increased supply and the impact of sales of shorter-term U.S. Treasuries from the FOMC’s Operation Twist. The portion of the U.S. Treasury rate curve beyond one year declined from December 30, 2011 to December 31, 2012. In general longer-term U.S. Treasury rates increased in the first quarter of 2012 before falling significantly through the end of July 2012. Rates moved higher from these lows but generally stayed relatively low for the remainder of 2012. For some portions of the yield curve, the shape of the yield curve flattened from December 31, 2011 to December 31, 2012. During this period of time, the spread between the two-year U.S. Treasury note and the 10-year U.S. Treasury note decreased by 13.6 bps likely reflecting the market’s cautious outlook for economic growth and employment for much of 2012 and the impact of additional monetary actions taken by the FOMC and potential for additional monetary actions in the future. However, over the same period, the spread between the two-year U.S. Treasury note and the 30-year U.S. Treasury bond increased 4.2 bps as improving economic data resulted in increasing rates in the latter part of 2012. When the economy improves and the Federal Reserve ends its purchases of U.S. Treasury bonds, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance will likely result in increasing interest rates. Because we issue debt at a spread above U.S. Treasury securities, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members.

Other factors impacting FHLBank consolidated obligations:
Investors continue to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile, even after the ratings downgrade by S&P in August 2011. This has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Because of this demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained low throughout 2012. However, while remaining relatively low, yields on discount notes increased from December 31, 2011 to December 31, 2012 likely because of an increase in supply of competing instruments, such as U.S. Treasury bills, repurchase agreements and short-term U.S. Treasury securities sold as a part of Operation Twist, and as a result of higher rates on these alternative short-term investments, despite mixed economic data and continuing, although lessened, concerns about the European sovereign debt crisis. Several factors might result in lower short-term rates in 2013, including discount notes, such as the expiration of the Transaction Account Guarantee (TAG) program (unlimited deposit insurance on non-interest bearing checking accounts) program on December 31, 2012, the end of the sales of short-term U.S. Treasuries from Operation Twist, and the FOMC commitments to keep rates “exceptionally low” and continue unsterilized asset purchases until the job market improves significantly. The expiration of Operation Twist sales might result in lower short-term rates as the supply of U.S. Treasury securities in the market declines, capacity on dealer balance sheets that was dedicated to purchases of Operation Twist securities is freed up making room for purchases of other investments, like discount notes, and repurchase agreement rates might decline due to the reduction of net supply of U.S. Treasury securities from the market, increasing demand for alternative investments, like FHLBank discount notes or other short-term consolidated obligations. The expiration of the TAG program could result in a significant amount of money moving from commercial bank deposits into money market funds or direct investments resulting in an increase in demand for discount notes or other short-term consolidated obligations.

Indicative spreads of fixed rate, non-callable FHLBank debt relative to similar term U.S. Treasury instruments have decreased from December 31, 2011 to December 31, 2012 for maturities greater than one year. For example, the spread between the on-the-run FHLBank two-year bullet debenture and the two-year U.S. Treasury note decreased from 15.0 bps on December 31, 2011 to 5.5 bps on December 31, 2012. The spread between the on-the-run FHLBank five-year bullet debenture and the five-year U.S. Treasury note decreased from 28.2 bps on December 31, 2011 to 11.5 bps as of December 31, 2012. Indicative FHLBank three-month lockout callable bond spreads to U.S. Treasuries for all tenors two years and greater decreased significantly from December 30, 2011 to December 31, 2012, which suggests improved investor demand for these structures over the period. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with unswapped callable bonds. For further discussion see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Likely an important factor in the improved spreads to U.S. Treasuries for non-callable and callable fixed rate bonds was FOMC accommodation throughout 2012 and particularly its actions announced in its September and December meetings (see previous discussion). In response to these actions, demand for investments with yields higher than U.S. Treasuries likely increased as investors were anticipating low yields for a longer period of time.

The spreads on FHLBank fixed rate, non-callable debentures relative to the LIBOR swap curve deteriorated notably for all maturities out to seven years from December 31, 2011 to December 31, 2012 while spreads relative to LIBOR for maturities greater than seven years improved over the same period of time. An important factor in the deterioration of some of the theoretical spreads relative to LIBOR was the narrowing of market spreads between the LIBOR swap curve and our debt likely in response to easing concerns about the European sovereign debt crisis primarily in the second half of 2012. The theoretical swap level of the on-the-run FHLBank two-year bullet deteriorated significantly from three-month LIBOR minus 32.0 bps on December 31, 2011 to three-month LIBOR minus 7.4 bps on December 31, 2012. The theoretical swap level of the on-the-run FHLBank five-year bullet also deteriorated from three-month LIBOR minus 9.1 bps on December 31, 2011 to three-month LIBOR plus 1.6 bps on December 31, 2012. Because we issue a large amount of liabilities swapped to both one-month and three-month LIBOR, the deterioration in these spreads indicate deterioration in our funding costs for structures indexed or swapped to LIBOR. In 2012, we substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, non-callable floating rate bonds in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the increase of the debt ceiling. For additional information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidate Obligations.” Many of the concerns over the impact of the fiscal cliff were addressed and eliminated in the American Taxpayer Relief Act of 2012 that was signed by President Obama on January 2, 2013. Additionally, the statutory debt ceiling was temporarily suspended for three months in early February 2013 which, according to some estimates, will allow issuance of U.S. Treasury securities until the summer of 2013. However, in addition to another debt ceiling debate later in 2013, there are several events in 2013 that could result in disruptions in financial markets and/or the economy including spending sequestration and the expiration of continuing budget resolution.

Foreign investor holdings of Agencies (both debentures and MBS), as reported by the Federal Reserve System, decreased on a daily average basis for the week ended December 26, 2012 from the week ended December 28, 2011. Foreign investor holdings of U.S. Treasury securities increased significantly over the same periods. Foreign investors have historically been significant buyers of FHLBank debentures and decreasing demand from this investor segment can negatively impact our cost of funds. Taxable money market fund assets in Agency debt, excluding floating rate notes, and the percentage of total money market fund assets allocated to this category declined overall in 2012, but increased notably in the fourth quarter of 2012 likely reflecting the expiration of the FDIC’s TAG program on December 31, 2012. Taxable money market fund holdings of FHLBank debt increased in 2012 and ended 2012 at its highest levels of the year. On November 19, 2012, the FSOC released for public comment money market reform proposals which include significant changes to money market funds and include capital buffers, redemption limits and floating net asset value proposals. Public comments on the proposals were due on February 15, 2013. Because money market funds are such a large and important investor base for FHLBank consolidated obligations, typically short-term obligations, including discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds, changes in demand from money market funds for these consolidated obligations or changes to the overall structure of money market funds could result in changes in costs to issue our short-term consolidated obligations which will typically impact the cost of advances for our members.

Economic and other factors potentially impacting net interest income:
Several rating agencies took action during the third quarter of 2011 in response to steps taken by the U.S. government to address the U.S. government’s borrowing limit and overall U.S. debt burden. Because of the credit rating agencies’ methodology and their assumption of the U.S. government’s implicit support of FHLBank debt, changes to the credit rating of U.S. Treasuries were passed through to the credit ratings of FHLBank debentures and to the ratings of individual FHLBanks as outlined under Item 1 – “Business - General.” Credit ratings downgrades can adversely impact us in the following ways: (1) increase the funding cost of FHLBank debt issues; (2) have negative liquidity implications; (3) increase collateral posting requirements under certain of our derivatives agreements (see Note 8 of the Notes to the Financial Statements under Item 8 for additional information regarding derivative collateral requirements); and (4) impact our ability to offer certain member credit products such as letters of credit, which are generally dependent upon our credit rating. Following the downgrade by S&P, the FHLBank observed some minor and temporary impacts in several of these areas; however, we did not consider any of them to be significant or material. It is possible that the United States’ long-term sovereign credit rating will be further downgraded or downgraded by additional credit rating agencies in 2013. Additional downgrades could increase the likelihood and/or the severity of the impacts detailed above.

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

A hedging relationship is created from the designation of a derivative financial instrument as either hedging our exposure to changes in the fair value of a financial instrument or changes in future cash flows attributable to a balance sheet financial instrument or anticipated transaction. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut hedge accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item. We discontinued using shortcut hedge accounting for all derivative transactions entered into on or after July 1, 2008.

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

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2012 and 2011, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic hedges consisted primarily of: (1) fixed rate non-MBS trading investments; (2) adjustable rate MBS with embedded caps; and (3) variable rate consolidated obligation bonds. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in market value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the market value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities. See Tables 70 and 71 under Item 7A: Quantitative and Qualitative Disclosures About Market Risk, which present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of trading securities related to economic hedges was $1.0 billion as of December 31, 2012, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. For asset/liability management purposes, the majority of our fixed rate GSE debentures currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 15 through 17 under this Item 7, which show the relationship of gains/losses on economic derivative hedges and gains/losses on the trading GSE debentures being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results

Fair Value: As of December 31, 2012 and 2011, certain assets and liabilities, including investments classified as trading, and all derivatives were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE) and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

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

We made a change in market observable inputs used to value our derivatives at December 31, 2012. Prior to December 31, 2012, the FHLBank utilized the LIBOR Swap Curve to estimate the fair value of its interest-related derivatives. During the fourth quarter of 2012, the FHLBank observed an increasing trend in the use of the Overnight Indexed Swap (OIS) Curve by other market participants to value collateralized derivative contracts. The FHLBank performed an assessment of market participants and determined the OIS Curve was the appropriate curve to be used for valuation of its collateralized interest rate derivatives. As such, effective December 31, 2012, the FHLBank utilized the OIS Curve to estimate the fair value of its interest-related derivatives.

As of December 31, 2012, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have real estate owned (REO), which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered level 3 valuations.

Accounting for OTTI of Investments: The deterioration of credit performance related to residential mortgage loans and the accompanying decline in residential real estate values in a significant number of localities in the U.S. have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily private-label MBS. Investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate that occurred from 2007 through mid-2012 and difficult conditions in the credit markets for the early part of that period, we closely monitor the performance of our investment securities classified as held-to-maturity on at least a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

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

Private-label MBS are evaluated by estimating projected cash flows using models that incorporate projections and assumptions typically based on the structure of the security and certain economic environment assumptions such as delinquency and default rates, loss severity, home price appreciation/depreciation, interest rates and securities’ prepayment speeds while factoring in the underlying collateral and credit enhancement. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing markets. See additional discussion regarding the projections and assumptions in Note 4 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.” The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the FHLBank, based on the cash flow and loss allocation rules of the individual security.

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

Deferred Premium/Discount Associated with MBS: When we purchase MBS, we often pay an amount that is different than the unpaid principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. We typically pay more than the unpaid principal balances when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if we pay less than the unpaid principal balance because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during the recent disruption in the financial market, tight credit and declining home prices, consumer mortgage refinancing behavior has also been significantly affected by the borrower’s credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. We use a third-party data service that provides estimates of cash flows, from which we determine expected asset lives for the MBS. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized and will result in a constant monthly yield until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the current financial market conditions.

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

Once the collectively evaluated and individually evaluated assessments are completed, the total estimates of loan losses are accumulated to the master commitment level to determine if, and by how much, the estimated loan losses exceed the FLA. The estimated loan losses in excess of the FLA by master commitment may be covered up to the PFI’s CE obligation amount (provided directly by the PFI or through the PFI’s purchase of supplemental mortgage insurance). We are responsible for any estimated loan losses in excess of the PFI’s CE obligation for each master commitment. For additional information on the loss allocation rules for each traditional MPF product, see Item 1 – “Business – Mortgage Loans.” The estimated losses that will be allocated to us (i.e., excluding estimated losses covered by CE obligations) are recorded as the balance in the allowance for loan loss with the resulting offset being presented as the provision for credit losses on mortgage loans.

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

For additional information regarding allowances for credit losses, see Note 7 of the Notes to Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.”

Results of Operations (Years Ended December 31, 2012, 2011 and 2010)
The primary source of our earnings is net interest income, which is interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings. The decrease in net interest income from 2011 to 2012 can primarily be attributed to a decrease in average interest-earning assets along with a slight deterioration in our net interest spread. Interest income on advances declined as a result of both lower average advance balances and average rate. The impact on interest income from the growth in the size of the mortgage loan portfolio, both nominally and relative to other assets, was offset by a decline in the average rate on this portfolio as borrowers refinanced their mortgages in order to take advantage of lower average residential mortgage rates experienced throughout much of 2012 and from the growth in balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio. Interest income on our total investment portfolio, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements and investment securities decreased due to compositional changes in the portfolio. On the liability side, declining interest rates have allowed us to actively manage the debt used to fund long-term assets by calling higher cost callable debt and replacing it with lower cost callable and/or bullet debt. Consequently, our 2012 interest expense declined as a result of both a decrease in the average balances and a decrease in average rate. See Tables 13 and 14 for further information.

Although net interest income decreased during 2011 and 2012, due primarily to a shrinking balance sheet, falling interest rates and asset mix changes, net income has improved in both years due to significant changes in the market value of various derivatives. See “Net Gain (Loss) on Derivative and Hedging Activities” in this Item 7 for a discussion of the impact of these activities by year.

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

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by market value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore, as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP and REFCORP assessments (assessments for AHP and REFCORP through June 30, 2011 were equivalent to an effective minimum income tax rate of 26.5 percent; and, upon satisfaction of the REFCORP obligation as of June 30, 2011, the assessment for AHP is equivalent to an effective minimum income tax rate of 10 percent); (2) market value changes on derivatives (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted return on equity (ROE) that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, ROE based on GAAP income and ROE spread based on GAAP income, which can vary significantly from period to period because of market value changes on derivatives and certain other items that management excludes when evaluating operational performance since the added volatility does not provide a consistent measurement analysis.

Derivative and hedge accounting affects the timing of income or expense from derivatives, but not the economic income or expense from these derivatives when held to maturity or call date. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to market each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will equal its original purchase price of a purchased cap if held to maturity.

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the market value changes and recorded in net gain (loss) on derivatives and hedging activities while the net interest settlements on qualifying fair value or cash flow hedges are included in net interest margin. Therefore, only the market value changes included in the net gain (loss) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which represent actual cash inflows or outflows and do not create market value volatility, are not removed).

Table 10 presents a reconciliation of GAAP income to adjusted income for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Table 10

	2012	2011	2010
Net income, as reported under GAAP	$110,311	$77,326	$33,548
Total assessments	12,261	20,433	12,153
Income before assessments	122,572	97,759	45,701
Derivative-related and other excluded items1	7,824	32,079	92,502
Adjusted income (a non-GAAP measure)2	$130,396	$129,838	$138,203

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

Table 11 presents adjusted ROE (a non-GAAP measure) compared to the average Federal funds rate, which we use as a key measure of effective use and management of members’ capital (amounts in thousands):

Table 11

	2012	2011	2010
Average GAAP total capital for the period	$1,771,641	$1,745,252	$1,873,427
ROE, based upon GAAP net income	6.23%	4.43%	1.79%
Adjusted ROE, based upon adjusted income1	7.36%	7.44%	7.38%
Average overnight Federal funds effective rate	0.14%	0.10%	0.18%
Adjusted ROE as a spread to average Federal funds rate1	7.22%	7.34%	7.20%

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

Earnings Analysis: Table 12 presents changes in the major components of our earnings for the past three years (in thousands):

Table 12

	Increase (Decrease) In Earnings Components
	Dollar Change		Percent Change
	2012 vs. 2011	2011 vs. 2010	2012 vs. 2011	2011 vs. 2010
Total interest income	$(51,704)	$(83,524)	(9.5)%	(13.3)%
Total interest expense	(40,458)	(64,574)	(12.8)	(17.0)
Net interest income	(11,246)	(18,950)	(4.9)	(7.6)
Provision for credit losses on mortgage loans	1,438	(524)	135.9	(33.1)
Net interest income after mortgage loan loss provision	(12,684)	(18,426)	(5.5)	(7.4)
Net gain (loss) on trading securities	(48,820)	6,347	(235.0)	44.0
Net gain (loss) on derivatives and hedging activities	87,265	65,931	80.2	37.7
Other non-interest income	(3,033)	4,088	(31.5)	73.6
Total non-interest income (loss)	35,412	76,366	45.2	49.4
Operating expenses	(364)	2,252	(0.9)	5.6
Other non-interest expense	(1,721)	3,630	(15.2)	47.2
Total other expense	(2,085)	5,882	(3.9)	12.3
AHP assessments	3,650	4,845	42.4	128.7
REFCORP assessments	(11,822)	3,435	(100.0)	41.0
Total assessments	(8,172)	8,280	(40.0)	68.1
NET INCOME	$32,985	$43,778	42.7%	130.5%

Net Interest Income: Net interest income decreased from 2011 to 2012, primarily as a result of a decrease in average interest-earning assets as well as a slight deterioration in our net interest spread. Despite the small decrease in net interest spread, our net interest margin, which is net interest income as a percentage of average interest-earning assets, increased slightly as a result of an increase in retained earnings and non-interest bearing liabilities, which has the effect of increasing net interest income relative to interest-earning assets. Despite the slight decrease in net interest spread and slight improvement in net interest margin in 2012, both of these measures improved since 2010. Some key factors in the improvement or stability in our net interest margin and net interest spread since 2010, were: (1) improvements in the funding cost of bonds and deposits; (2) active management of the debt used to fund long-term assets by calling higher cost callable debt and replacing with lower cost callable and/or bullet debt; and (3) an increase in the proportion of higher earning assets, including mortgage loans and advances, to total average interest-earning assets as short-term money market investments, on average, declined. Some key factors in the small decline in our net interest spread for the year ending December 31, 2012 were: (1) lower yields on average earning assets as declining average yields on mortgage loans and advances more than offset the higher average yields on Federal funds sold, securities purchased under agreements to resell and investment securities; and (2) a smaller decline in the average yield of interest-bearing liabilities relative to the decline in the average yield on interest-earning assets. Over the last several years, active management of our debt has been an important factor in the improvements in and stability of our net interest spread and margin. However if we stay in the current historically low interest rate environment for a prolonged period of time, it is unlikely that we will be able to maintain this trend of refinancing our debt costs faster than the decline in mortgage yields, which could result in a lower net interest spread and margin in the future.

The average yields on advances decreased from 2011 to 2012 (see Table 13). The average advance yield is impacted by the interplay between advance product pricing, product mix changes, interest rate changes and changes in the average maturity of various advances. In 2012, an important compositional change pushing overall advance portfolio yields lower was an increase in line of credit advances, which are typically lower yielding advances, as a percentage of the total advance portfolio. As discussed under this Item 7 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

Our investment portfolio is comprised of interest-bearing deposits, Federal funds sold, reverse repurchase agreements and investment securities. The average yield on each of these components in our investment portfolio increased in 2012 relative to 2011, with the increase in the yield on our investment securities primarily due to compositional changes in this portfolio. The compositional change was the result of management’s decision to reduce non-MBS investments as a percentage of total assets which had the effect of increasing the balances of higher yielding longer term investments, both fixed and variable rate, as a percentage of the total investment securities portfolio. The resulting higher yields from the compositional changes were at least partially offset by the impact of prepayments of higher rate MBS/CMOs (higher fixed rates plus higher spreads over LIBOR) and the acquisition of new lower rate MBS/CMOs (lower spreads over LIBOR plus lower fixed rates).

As discussed under this Item 7 – “Financial Condition – Investments,” we expanded our MBS portfolio in April 2008 under temporary authority granted by Finance Agency Resolution 2008-08. In the first quarter of 2010, we further expanded our MBS portfolio by $2.4 billion in Agency variable rate CMOs with embedded caps. As a result, the balances of these higher yielding MBS/CMOs remained elevated relative to capital throughout 2011. We did not purchase any additional MBS until February 2012. Since mid-2006, and prior to this year, our primary MBS investment strategy focused more on variable rate Agency MBS/CMOs because we believed they generally had a higher overall risk-adjusted return relative to our cost of funds than comparable fixed rate MBS. Many of these floating-rate securities have coupons that are capped at certain levels, and we have generally purchased interest rate caps to offset some of this risk. See additional discussion on the impact of interest rate caps under this Item 7 – “Net Gain (Loss) on Derivatives and Hedging Activities.”

The average yields on the mortgage loan portfolio declined notably during 2012 compared to 2011 (see Table 13) due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates; (2) the growth in mortgage loan balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio; and (3) increased write-offs of premiums associated with mortgage loan prepayments. Although the growth of this portfolio appears to be slowing in recent months, we expect the portfolio yield to continue to decline for the next several quarters due to these factors.

The average rate paid on all deposits decreased from 2011 to 2012 (see Table 13). The average rate paid on deposits generally fluctuates in tandem with the movement in short-term interest rates. The level of short-term interest rates is primarily driven by the FOMC decisions on the target rate for overnight Federal funds, but is also influenced by the expectations of capital market participants. However, because of the low interest rate environment at the time (and which has continued), we established a floor of 5 bps on demand deposits and 15 bps on overnight deposits in June 2009. The floor on overnight deposits was decreased even further from 15 bps to 10 bps in October 2011, thus contributing to the decrease from 2011 to 2012 in the average rate paid on all deposits.

The average yield on consolidated obligation discount notes increased slightly from 2011 to 2012 (see Table 13). An important factor pushing discount note yields higher for 2012 when compared to 2011 was the sale of short-term U.S. Treasury securities as a part of the FOMC’s maturity extension program. The maturity extension program, commonly referred to as Operation Twist, offset factors that resulted in lower average yields on discount notes in the first part of 2012, including the flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events that occurred or carried over into the fourth quarter of 2011. Many of the discount notes issued during this period of low rates had maturity dates throughout the first half of 2012. Because the U.S. government and FOMC programs that were likely a factor in pushing short-term rates higher expired on December 31, 2012 (Operation Twist and TAG), we anticipate that average yields on discount notes could actually decline in 2013.

The average yield on bonds declined from 2011 to 2012 (see Table 13). Some important factors in the decline in consolidated obligation bond yields were: (1) generally lower intermediate and longer-term term market interest rates; and (2) our ability to refinance a large portion of our longer-term unswapped callable bonds.

As discussed above, during 2011 and 2012 we were able to lower our long-term consolidated obligation funding costs by calling previously issued callable debt and replacing it with new lower-cost debt with similar characteristics. Replacing this debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the debt and by funding benefits from timing differences between the date the debt is called and the settlement date of the new debt. We use unswapped callable debt with short lockouts (primarily three months to one year) as a primary funding tool for long-term amortizing assets. This provided us with the opportunity to take advantage of lower debt costs at various times during 2012. We also increased the size of our portfolio of unswapped callable bonds in 2012 from $4.4 billion as of December 31, 2011 to $5.3 billion as of December 31, 2012, which because of lower interest rates during 2012 than interest rates on the existing funding portfolio, also decreased the cost of consolidated obligation bonds from 2011 to 2012. The biggest reason why our portfolio of callable bonds increased was because of the increase in our mortgage loan portfolio. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets because they provide a way to effectively manage the prepayment risk on these assets. This is especially true for callable bonds with short lockouts because they allow us to react quickly to mortgage prepayments attributable to a drop in interest rates. For a further discussion of how we use callable bonds see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Derivative and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried at historical cost. The result is that positive basis adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive hedging adjustments on advances exceeded those on consolidated obligations over the last three years. Therefore, the average net interest spread has been negatively affected by the hedging adjustments included in the asset and liability balances and is not necessarily comparable between years. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities instead of Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 15 through 17 under this Item 7), which distorts yields especially for trading investments that are swapped to a variable rate.

As explained in more detail in Item 7A – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” our DOE remains within both the RMP limits and the operating rates and continues to remain relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities to lessen any adverse impact on net interest income from changes in short-term rates.

Table 13 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 13

	12/31/2012			12/31/2011			12/31/2010
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$353,494	$513	0.15%	$206,898	$204	0.10%	$122,380	$230	0.19%
Federal funds sold and securities purchased under agreements to resell	2,226,596	4,027	0.18	1,928,804	2,219	0.12	2,519,690	4,826	0.19
Investment securities1	8,880,851	139,488	1.57	11,912,420	180,482	1.52	14,331,632	239,107	1.67
Advances2,3	17,348,927	154,560	0.89	17,847,711	165,514	0.93	21,179,801	209,453	0.99
Mortgage loans2,4,5	5,526,009	194,363	3.52	4,612,061	195,828	4.25	3,661,819	173,756	4.75
Other interest-earning assets	29,305	1,832	6.25	35,272	2,240	6.35	41,024	2,639	6.43
Total earning assets	34,365,182	494,783	1.44	36,543,166	546,487	1.50	41,856,346	630,011	1.51
Other non interest-earning assets	166,083			343,859			189,916
Total assets	$34,531,265			$36,887,025			$42,046,262

Interest-bearing liabilities:
Deposits	$1,601,019	$1,511	0.09%	$1,951,644	$2,594	0.13%	$1,932,023	$2,805	0.15%
Consolidated obligations2:
Discount Notes	9,674,078	9,237	0.10	11,051,415	9,591	0.09	13,839,192	21,017	0.15
Bonds	20,698,141	264,134	1.28	21,474,224	302,765	1.41	23,578,262	355,164	1.51
Other borrowings	13,818	221	1.60	26,022	611	2.35	41,070	1,149	2.80
Total interest-bearing liabilities	31,987,056	275,103	0.86	34,503,305	315,561	0.91	39,390,547	380,135	0.97
Capital and other non-interest-bearing funds	2,544,209			2,383,720			2,655,715
Total funding	$34,531,265			$36,887,025			$42,046,262

Net interest income and net interest spread6		$219,680	0.58%		$230,926	0.59%		$249,876	0.54%

Net interest margin7			0.64%			0.63%			0.60%

1
The non-credit portion of the other-than-temporary impairment discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $4.2 million, $3.5 million and $2.8 million for the years ending December 31, 2012, 2011 and 2010, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 14 summarizes changes in interest income and interest expense between 2012 and 2011 and between 2011 and 2010 (in thousands):

Table 14

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$186	$123	$309	$114	$(140)	$(26)
Federal funds sold and securities purchased under agreements to resell	384	1,424	1,808	(965)	(1,642)	(2,607)
Investment securities	(47,403)	6,409	(40,994)	(37,960)	(20,665)	(58,625)
Advances	(4,550)	(6,404)	(10,954)	(31,483)	(12,456)	(43,939)
Mortgage loans	35,237	(36,702)	(1,465)	41,715	(19,643)	22,072
Other assets	(374)	(34)	(408)	(365)	(34)	(399)
Total earning assets	(16,520)	(35,184)	(51,704)	(28,944)	(54,580)	(83,524)
Interest Expense:
Deposits	(414)	(669)	(1,083)	28	(239)	(211)
Consolidated obligations:
Discount Notes	(1,262)	908	(354)	(3,653)	(7,773)	(11,426)
Bonds	(10,655)	(27,976)	(38,631)	(30,512)	(21,887)	(52,399)
Other borrowings	(233)	(157)	(390)	(374)	(164)	(538)
Total interest-bearing liabilities	(12,564)	(27,894)	(40,458)	(34,511)	(30,063)	(64,574)
Change in net interest income	$(3,956)	$(7,290)	$(11,246)	$5,567	$(24,517)	$(18,950)

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

As evidenced in Tables 15 through 17, the majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Because of the mix of these economic hedges, we generally record gains on derivatives when the general level of interest rates rises over the period and record losses when the general level of interest rates falls over the period. During the last nine months of 2012, as interest rates generally declined, we recorded sizeable losses on our economic hedges. The largest portion of this 2012 loss was primarily attributable to the net interest received (paid) on economic hedges related to our swapped investment securities, which are classified as trading. These investment securities were swapped to LIBOR at acquisition and carry fixed rates which are high relative to LIBOR resulting in net interest paid. While the net interest received (paid) on the associated interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged item, the investment securities, is recorded in interest income with any changes in fair value recognized in net gain (loss) on trading securities. Because these swaps require us to pay a rate substantially higher than LIBOR, they possess a negative fair value. However, despite the decline in interest rates during 2012, which would typically cause the fair values of these swaps to become more negative, the fair value of these swaps actually increased in value due primarily to the passage of time. As these swaps approach maturity, their current negative fair values will converge to zero resulting in an increase in their fair market value (i.e., time decay). The second largest contribution to our net loss on derivative activity can be attributed to our interest rate cap portfolio, which is an economic hedge of caps embedded in our variable rate MBS/CMO investment portfolio. During 2012, intermediate and long-term interest rates declined, the yield curve steepened and volatility declined. The larger decline in interest rates and volatility, which have the affect of decreasing the fair value of our interest rate caps, was partially offset by the steepening in the yield curve. The larger decrease in value experienced in 2011 can be attributed to a more significant decline in interest rates relative to 2012 combined with a flattening of the yield curve.

The absolute levels of interest rates, the shape of the interest rate curve, passage of time and implied volatility are all critical components in valuing options such as interest rate caps. While the absolute level of interest rates is an intuitive factor in valuing interest rate caps, the shape of the interest rate curve is also an important component as a steepening curve implies higher future short-term interest rates than does a flatter interest rate curve. Higher future short-term rates implied by a steepening interest rate curve would generally result in higher cap values while lower future short-term rates implied by a flatter interest rate curve would generally result in lower cap values. Generally, the greater the implied price volatility of the interest rate cap, the higher the value; and the lower the implied price volatility of the interest rate caps, the lower the value. See Tables 70 and 71 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Table 15 categorizes the 2012 earnings impact by product for hedging activities (in thousands):

Table 15

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(11,278)	$-	$(5,389)	$-	$(906)	$-	$(17,573)
Net interest settlements	(175,082)	-	-	12	143,261	-	(31,809)
Subtotal	(186,360)	-	(5,389)	12	142,355	-	(49,382)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,825)	-	-	(21)	4,638	-	2,792
Economic hedges – unrealized gain (loss) due to fair value changes	-	(5,184)	7,509	-	8,580	(1)	10,904
Economic hedges – net interest received (paid)	-	(41,294)	-	-	6,105	15	(35,174)
Subtotal	(1,825)	(46,478)	7,509	(21)	19,323	14	(21,478)
Net impact of derivatives and hedging activities	(188,185)	(46,478)	2,120	(9)	161,678	14	(70,860)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(21,679)	-	-	-	-	(21,679)
TOTAL	$(188,185)	$(68,157)	$2,120	$(9)	$161,678	$14	$(92,539)

Table 16 categorizes the 2011 earnings impact by product for hedging activities (in thousands):

Table 16

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(18,019)	$-	$(748)	$-	$(1,391)	$-	$(20,158)
Net interest settlements	(216,798)	-	-	1,254	213,634	-	(1,910)
Subtotal	(234,817)	-	(748)	1,254	212,243	-	(22,068)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,031)	-	-	(336)	4,431	-	2,064
Economic hedges – unrealized gain (loss) due to fair value changes	-	(85,576)	10,146	-	5,129	(17)	(70,318)
Economic hedges – net interest received (paid)	-	(49,564)	-	-	9,046	29	(40,489)
Subtotal	(2,031)	(135,140)	10,146	(336)	18,606	12	(108,743)
Net impact of derivatives and hedging activities	(236,848)	(135,140)	9,398	918	230,849	12	(130,811)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	25,288	-	-	-	-	25,288
TOTAL	$(236,848)	$(109,852)	$9,398	$918	$230,849	$12	$(105,523)

Table 17 categorizes the 2010 earnings impact by product for hedging activities (in thousands):

Table 17

	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(13,038)	$-	$292	$-	$(1,206)	$-	$(13,952)
Net interest settlements	(277,176)	-	-	1,903	291,622	-	16,349
Subtotal	(290,214)	-	292	1,903	290,416	-	2,397
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,429)	-	-	321	(116)	-	(1,224)
Economic hedges – unrealized gain (loss) due to fair value changes	-	(113,107)	4,138	-	(11,273)	(37)	(120,279)
Economic hedges – net interest received (paid)	-	(58,335)	-	-	5,121	43	(53,171)
Subtotal	(1,429)	(171,442)	4,138	321	(6,268)	6	(174,674)
Net impact of derivatives and hedging activities	(291,643)	(171,442)	4,430	2,224	284,148	6	(172,277)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	21,630	-	-	-	-	21,630
TOTAL	$(291,643)	$(149,812)	$4,430	$2,224	$284,148	$6	$(150,647)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 15 through 17. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 18 presents the major components of the net gain (loss) on trading securities for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Table 18

	2012	2011	2010
GSE debentures	$(24,493)	$23,690	$21,630
U.S. Government guaranteed obligations	(5,558)	(3,259)	-
U.S. Treasury note	-	1,449	(16,535)
Short-term money market securities	718	(887)	60
Agency MBS/CMO	1,285	(221)	9,270
TOTAL	$(28,048)	$20,772	$14,425

The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures with the majority of the fixed rate securities related to economic hedges. The fair values of the fixed rate GSE securities tied to economic hedges are more affected by changes in long-term interest rates (e.g., two- year, five-year and 10-year rates) while the remaining fixed rate GSE securities are more affected by changes in intermediate-term interest rates (e.g., one-year and 18-month rates). The variable rate securities reset daily off the Federal funds effective rate. The gains experienced in 2011 can be primarily attributed to a significant decline in interest rates during 2011. In 2012, interest rates continued to decline but the movement in rates was smaller relative to 2011. These fixed rate GSE securities possess coupons which are well above market rates and, therefore, priced at a substantial premium. Despite the decline in rates and a compression in credit spreads, these securities decreased in value due primarily to the values being significantly above par coupled with the passage of time (i.e., the natural amortization of the high premium market price as the security approaches maturity). As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Because the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the security.

The variable rate Agency MBS/CMOs designated as trading for asset/liability purposes also reset off of a short-term index (e.g., one-month LIBOR) and would generally account for a very small portion of the net gain (loss) on trading securities. However, the gains experienced in 2010 on these securities are a reflection of the general improvement in the mortgage market following the financial market crisis of 2007 and 2008. The gain in 2012 can be attributed to a tightening in mortgage spread during the year.

The short-term fixed rate U.S. Government guaranteed (by the FDIC or the National Credit Union Administration (NCUA)) bonds, like the fixed rate GSE securities, also possess coupons that are well above market rates and subsequently are priced at a substantial premium. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay).

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

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. As noted in Table 19, approximately two-thirds of our operating expenses consists of compensation and benefits expense. We expect the number of employees to remain stable or increase slightly during 2013 and an increase in other expenses relating to the implementation of several new regulatory requirements. Table 19 presents operating expenses for the last three years (in thousands):

Table 19

	For the Year Ended December 31,			Percent Increase (Decrease)
	2012	2011	2010	2012/2011	2011/2010
Compensation and benefits	$29,231	$28,604	$26,365	2.2%	8.5%
Occupancy cost	1,348	1,362	1,331	(1.0)	2.3
Other operating expense	11,518	12,495	12,513	(7.8)	(0.1)
TOTAL CONTROLLABLE OPERATING EXPENSES	$42,097	$42,461	$40,209	(0.9)%	5.6%

Finance Agency and Office of Finance Expenses: We, together with the other FHLBanks, are charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks. The Recovery Act established an Office of Inspector General (OIG) within the Finance Agency to provide independent and objective reporting through its audit and investigative activities. This OIG was created in late 2010 within the Finance Agency, which increased our 2011 and 2012 expenses compared to 2010. The extent of additional costs to be shared by the FHLBanks is unknown at this time but we do not anticipate a significant increase in our Finance Agency expenses for 2013.

Assessments – AHP and REFCORP Expenses: AHP and REFCORP expenses are based on a percentage of net income and fluctuate accordingly. As noted in Item 1 – “Business – Tax Status,” each of the 12 FHLBanks was required to pay a portion of its earnings to REFCORP. However, the FHLBanks’ REFCORP obligation was satisfied as of the end of the second quarter of 2011 with the final payments made in July 2011. Accordingly, our total assessment percentage declined in 2011 and declined further in 2012. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of our AHP, we provide subsidies in the form of direct grants or below-market interest rate advances to members which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households (see Item 1 – “Business – Other Mission-related Activities” for the specific programs funded through the AHP). The required annual AHP funding is charged to earnings and an offsetting liability is established.

Financial Condition
Overall: Table 20 presents changes in the major components of our Statements of Condition from December 31, 2011 to December 31, 2012 (in thousands):

Table 20

	Increase (Decrease) in Components
	December 31, 2012 vs. 2011
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$253,956	218.9%
Investments1	197,874	1.9
Advances	(821,051)	(4.7)
Mortgage loans, net	1,007,185	20.4
Derivative assets	11,128	79.3
Other assets	(20,647)	(13.2)
TOTAL ASSETS	$628,445	1.9%

Liabilities:
Deposits	$184,586	18.5%
Consolidated obligations, net	497,370	1.6
Derivative liabilities	(16,799)	(12.0)
Other liabilities	(55,746)	(27.1)
Total liabilities	609,411	1.9

Capital:
Capital stock outstanding	(63,371)	(4.8)
Retained earnings	79,821	19.9
Accumulated other comprehensive income (loss)	2,584	9.3
Total capital	19,034	1.1
TOTAL LIABILITIES AND CAPITAL	$628,445	1.9%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance programs are developed, as authorized in the Bank Act and in regulations established by the Finance Agency, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with these markets. While there is less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 21 summarizes advances outstanding by product as of December 31, 2012 and 2011 (in thousands):

Table 21

	December 31, 2012		December 31, 2011
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$1,879,317	11.7%	$1,084,389	6.4%
Regular adjustable rate advances	5,000	-	-	-
Adjustable rate callable advances	5,206,859	32.3	5,787,230	34.4
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.8	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	93,934	0.6	24,243	0.1
Total adjustable rate advances	7,312,110	45.4	7,022,862	41.7

Fixed rate:
Standard advance products:
Short-term fixed rate advances	81,766	0.5	233,107	1.4
Regular fixed rate advances	5,245,443	32.6	5,597,135	33.2
Fixed rate callable advances	80,045	0.5	36,000	0.2
Standard housing and community development advances:
Regular fixed rate advances	261,911	1.6	319,494	1.9
Fixed rate callable advances	-	-	11,300	0.1
Total fixed rate advances	5,669,165	35.2	6,197,036	36.8

Convertible:
Standard advance products:
Fixed rate convertible advances	2,079,092	12.9	2,693,292	16.0

Amortizing:
Standard advance products:
Fixed rate amortizing advances	538,729	3.3	522,654	3.1
Fixed rate callable amortizing advances	42,653	0.3	5,683	-
Standard housing and community development advances:
Fixed rate amortizing advances	461,168	2.9	408,714	2.4
Fixed rate callable amortizing advances	5,680	-	252	-
Fixed rate amortizing advances funded through the AHP	-	-	2	-
Total amortizing advances	1,048,230	6.5	937,305	5.5

TOTAL PAR VALUE	$16,108,597	100.0%	$16,850,495	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets decreased from 52.4 percent as of December 31, 2011 to 49.0 percent as of December 31, 2012. As of December 31, 2012 and 2011, 62.8 percent and 64.9 percent, respectively, of our members carried outstanding advance balances.

Amongst our five largest borrowers as of the end of 2012 and 2011, advance balances declined by 8.0 percent or a net of $691.7 million (see Table 23), accounting for 93.2 percent of the overall advance reduction between December 31, 2011 and December 31, 2012. The majority of the decrease is due to the repayment of advances from several larger insurance company members. This decline is also reflected in Table 22, which reflects an overall decrease in advances to insurance companies of $1.8 billion during 2012. A few of the other large borrowers increased advances during the year, which is also reflected in the $1.1 billion increase in advances to commercial banks, thrifts and credit unions included in Table 22. The overall demand for FHLBank advances can be largely attributed to the growth in deposits and the demand for loans that our depository members are experiencing in their communities. It is also influenced by our insurance company members’ need for operational liquidity and ability to profitably invest advance funding. Currently, there is no evidence to indicate that our advances will increase significantly until there is an improvement in U.S. economic activity that results in a decrease in deposits (outflow into the stock market or other investments) or an increase in loan demand at our member financial institutions. In addition, the expiration of government programs, such as the TAG program on December 31, 2012, has not materially impacted the demand for advances thus far in 2013. If advances continue to decline, we expect to: (1) repurchase excess capital stock, consistent with past practice, when and as requested; and (2) leverage capital in the range of 18:1 to 20:1 as conditions dictate. Our current practice is to target our level of non-MBS investments as a means of managing our unsecured credit risk, rather than targeting a specific leverage ratio. For this reason, it is possible that our leverage may rise above or fall below the indicated leverage ratio from time-to-time. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances.

Rather than match fund long-term, large dollar advances, we elected to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 80.5 percent and 81.6 percent of our total advance portfolio as of December 31, 2012 and 2011, respectively.

Our potential credit risk from advances is concentrated in commercial banks, thrift institutions, insurance companies and credit unions in our four-state district, but also includes potential credit risk exposure to three housing associates and a small number of non-members. Table 22 presents advances outstanding by borrower type (in thousands):

Table 22

	December 31, 2012	December 31, 2011
Member advances:
Commercial banks	$5,845,465	$5,373,920
Thrift institutions	5,989,427	5,458,845
Credit unions	762,221	666,697
Insurance companies	3,379,736	5,213,088
Total member advances	15,976,849	16,712,550

Non-member advances:
Housing associates	60,273	46,100
Non-member borrowers1	71,475	91,845
Total non-member advances	131,748	137,945

TOTAL PAR VALUE	$16,108,597	$16,850,495

1	Includes former members that have merged into or were acquired by non-members.

Table 23 presents information on our five largest borrowers as of December 31, 2012 and 2011 (in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 23

	December 31, 2012		December 31, 2011
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$2,898,000	18.0%	$2,195,000	13.0%
Capitol Federal Savings Bank	2,550,000	15.8	2,550,000	15.1
Security Life of Denver Ins. Co.	1,100,000	6.8	1,640,000	9.8
Security Benefit Life Insurance Co.	765,000	4.8	1,259,330	7.5
United of Omaha Life Ins. Co	639,636	4.0
Pacific Life Insurance Co.			1,000,000	5.9
TOTAL	$7,952,636	49.4%	$8,644,330	51.3%

Table 24 presents the interest income associated with the five borrowers with the highest interest income for the years ended December 31, 2012 and 2011 (in thousands).

Table 24

	2012		2011
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$69,263	21.4%	$82,410	22.2%
Pacific Life Insurance Co.	25,180	7.8	26,612	7.2
American Fidelity Assurance Co.	18,035	5.6	17,606	4.7
Security Benefit Life Insurance Co.	11,262	3.5	10,444	2.8
United of Omaha Life Ins. Co	8,420	2.6	8,228	2.2
TOTAL	$132,160	40.9%	$145,300	39.1%

1
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(175.1) million in 2012 and $(216.8) million in 2011.

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

Letters of Credit – We also issue letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the same requirements as for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending may also be secured by state and local government securities. Outstanding letters of credit balances totaled $2.6 billion and $2.8 billion as of December 31, 2012 and 2011, respectively.

Housing Associates – We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2012 and 2011, which are noted in Table 22, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us fixed rate, size-conforming, single-family mortgage loans.

The amount of new loans acquired from in-district PFIs during 2012 was $2.5 billion. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in a sizable increase in the outstanding balance of our mortgage loan portfolio from December 31, 2011 to December 31, 2012 (see Table 20). With only a slight increase in total assets and the acquisition level of new originations increasing, mortgage loans as a percentage of total assets increased from 14.9 percent as of December 31, 2011 to 17.6 percent as of December 31, 2012.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors.

In 2012, we began an MPF loan volume participation arrangement with another FHLBank and also implemented the MPF Xtra product. The combination of these two options is expected to provide management with adequate means to control the amount of MPF portfolio volume retained on the balance sheet. Both options are still in use in 2013 and are described below:
▪
Mortgage Loan Participations – We entered into an agreement with FHLBank of Indianapolis in 2012 to sell participation interests in master commitments of FHLBank Topeka’s PFIs and as a result, FHLBank of Indianapolis acquired $230.8 million in participation volume during the year from certain of our PFIs. The risk sharing and rights are allocated pro-ratably based upon each FHLBank’s percentage participation in the related master commitment. We, as the Owner Bank, remain responsible for managing the PFI relationship and ensuring compliance with program requirements. The risk sharing and rights of us and FHLBank of Indianapolis are as follows:

•	Each pays its respective pro rata share of each mortgage loan acquired;
•
Each receives its respective pro rata share of principal and interest payments and is responsible for CE Fees based upon its participation percentage for each mortgage loan under the related delivery commitment; and

•
Each is responsible for its respective pro rata share of FLA exposure and losses incurred with respect to the master commitment based upon the overall risk sharing percentage for the master commitment.

▪
MPF Xtra – As described under Item 1 – “Business – Mortgage Loans,” the MPF Xtra product is a structure where our PFIs sell loans to FHLBank Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. Although volume was minimal in 2012, we anticipate increased participation in this product in 2013.

The number of approved PFIs increased from 221 as of December 31, 2011 to 245 as of December 31, 2012. During 2012, we purchased loans from 185 PFIs with no one PFI accounting for more than 7 percent of the total volume purchased by the FHLBank. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2013 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 25 presents our top five PFIs, the outstanding balances of mortgage loans sold to us as of December 31, 2012 and 2011 (in thousands) and the percentage of those loans to total mortgage loans outstanding on those dates. If a PFI was not one of the top five for one of the years presented, the applicable columns are left blank. The outstanding balances for Bank of America and Bank of the West (non-members that do not have the ability to actively sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios.

Table 25

	Mortgage Loan Balance as of December 31, 2012	Percent of Total Mortgage Loans	Mortgage Loan Balance as of December 31, 2011	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$402,279	6.9%	$444,959	9.1%
Bank of America, N.A.1	174,582	3.0	234,903	4.8
Farmers Bank & Trust N.A.	155,887	2.7	195,978	4.0
FirstBank of Colorado	150,184	2.6
Bank of the West2	129,891	2.2	183,313	3.8
West Gate Bank3			128,325	2.6
TOTAL	$1,012,823	17.4%	$1,187,478	24.3%

1	Formerly La Salle Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
2
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the FHLBank of San Francisco.

3
On October 15, 2010, Security Savings Bank, FSB was placed into receivership by the FDIC and the servicing and CE obligation were subsequently purchased from the FDIC by West Gate Bank, Lincoln, NE. On August 26, 2011, we entered into a settlement agreement with the FDIC to satisfy the originating representations and warranties.

Table 26 presents information regarding the asset quality of our mortgage loan portfolio as of December 31, 2012, 2011, 2010, 2009 and 2008 (in thousands):

Table 26

	2012	2011	2010	2009	2008
Nonaccrual, past due and restructured loans
Nonaccrual loans, unpaid principal balance1	$25,139	$25,772	$25,714	$22,730	$8,934
Loans past due 90 days or more and still accruing interest, unpaid principal balance	7,798	11,397	9,439	4,800	948

Allowance for credit losses on mortgage loans
Beginning balance	$3,473	$2,911	$1,897	$884	$844
Charge-offs/recoveries2	(553)	(496)	(483)	(241)	(156)
Provision for mortgage loan losses	2,496	1,058	1,582	1,254	196
Mortgage loans transferred to held for sale	-	-	(85)	-	-
Ending balance	$5,416	$3,473	$2,911	$1,897	$884

Interest income shortfall for nonaccrual loans
Gross amount of interest income that would have been recorded based on original terms	$1,580	$1,669	$1,785	$1,413	$585
Interest actually recognized in income during the period	(1,155)	(1,168)	(1,401)	(1,108)	(494)
Shortfall	$425	$501	$384	$305	$91

1
Conventional real estate mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured real estate mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.3 million, $0.5 million and $0.2 million as of December 31, 2012, 2011 and 2010, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

2	The ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2012, 2011, 2010, 2009 and 2008.

The serious delinquency rate of the mortgage loan portfolio declined slightly from December 31, 2011 to December 31, 2012 (see Table 27). According to the December 31, 2012 Mortgage Bankers Association National Delinquency survey, the weighted average of all conventional mortgage loans 90 days or more past due was 3.3 percent. This is approximately eight times the level of seriously delinquent loans in our mortgage loan portfolio. Table 27 presents delinquency information for the unpaid principal of conventional mortgage loans as of December 31, 2012 and December 31, 2011 (in thousands):

Table 27

	December 31, 2012	December 31, 2011
30 to 59 days delinquent and not in foreclosure	$24,525	$29,958
60 to 89 days delinquent and not in foreclosure	7,780	8,787
90 days or more delinquent and not in foreclosure	10,666	10,310
In process of foreclosure1	11,519	13,242
Total conventional mortgage loans delinquent or in process of foreclosure	$54,490	$62,297

Real estate owned (carrying value)	$3,915	$4,489

Serious delinquency rate2	0.4%	0.6%

1	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
2
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. Only fixed rate prime conventional mortgage loans are held in the MPF portfolio.

Two indications of credit quality are FICO scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 28 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in the traditional MPF products as of December 31, 2012 and 2011:

Table 28

FICO Score1	December 31, 2012	December 31, 2011
< 620	1.2%	1.7%
620 to < 660	3.7	4.0
660 to < 700	10.8	11.7
700 to < 740	18.2	19.0
>= 740	66.1	63.6
	100.0%	100.0%

Weighted average	752	748

1	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. Table 29 provides LTV ratios at origination for conventional mortgage loans outstanding in the traditional MPF products as of December 31, 2012 and 2011:

Table 29

LTV	December 31, 2012	December 31, 2011
<= 60%	19.2%	19.4%
> 60% to 70%	15.5	15.4
> 70% to 80%	52.7	52.0
> 80% to 90%	7.3	7.8
> 90% to < 100%	5.3	5.4
	100.0%	100.0%

Weighted average	71.8%	71.8%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2012 and 2011. Table 30 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state as of December 31, 2012 and 2011.

Table 30

	12/31/2012	12/31/2011
Kansas	33.5%	33.0%
Nebraska	25.3	27.8
Oklahoma	13.3	11.9
Colorado	11.5	7.8
California	2.9	3.3
All other	13.5	16.2
TOTAL	100.0%	100.0%

The credit risk of MPF loans sold under the traditional products is managed by structuring potential credit losses into certain layers. As is customary for conventional mortgage loans, PMI is required for MPF loans with LTVs greater than 80 percent. Losses beyond the PMI layer are absorbed by an FLA established for each pool of mortgage loans sold by a PFI up to the maximum amount of the remaining FLA net of credit losses.

If losses beyond our FLA layer are incurred for any given pool of mortgage loans, they are then absorbed through a CE obligation of the PFI that sold the mortgage loans to us, limited to the remaining CE obligation (see Item 1 – “Business – Mortgage Loans” for additional information). For additional information regarding the layers of loss protection, see Note 7 of the Notes to Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.” Table 31 presents the outstanding principal balance and average CE obligation by traditional MPF product for our mortgage loan portfolio as of December 31, 2012 and 2011 (amounts in thousands):

Table 31

	December 31, 2012		December 31, 2011
	Outstanding Balance	Average CE Obligation	Outstanding Balance	Average CE Obligation
Original MPF	$3,626,257	6.4%	$3,036,659	5.7%
MPF 100	122,562	8.9	188,371	5.9
MPF 125	1,229,060	4.0	806,914	3.4
MPF Plus	174,582	-	234,903	-
MPF Government	685,285		603,032
TOTAL PAR VALUE	$5,837,746		$4,869,879

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

Investments: Investments other than MBS are generally used for liquidity purposes. In addition, but to a lesser extent, non-MBS investments are utilized to leverage capital during periods when advances decline, debt cannot be efficiently retired and capital stock is not reduced in proportion to the decline in advances.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members and to maintain liquidity, consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds, term Federal funds, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under this Item 7 for a discussion of the FHLBanks’ liquidity management.

Within our portfolio of short-term investments, we face credit risk from unsecured exposures. Our unsecured credit investments have maturities generally ranging between overnight and three months and include the following types:
▪	Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest.

▪	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on either an overnight or term basis.

▪	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

▪	Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer on demand.

Table 32 presents the carrying value of our unsecured credit exposure with private counterparties by investment type as of December 31, 2012 and 2011 (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end. There has been a substantial reduction in unsecured short term investments between the end of 2011 and 2012. Most of the reduction in unsecured short term investments has been transitioned to secured short term investments through the use of reverse repurchase agreements with approved counterparties and broker/dealers.

Table 32

	12/31/2012	12/31/2011
Federal funds sold	$850,000	$1,040,000
Commercial paper	59,996	599,482
Certificates of deposit	325,006	1,019,520
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$1,235,002	$2,659,002
__________
1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

As of December 31, 2012, all of our unsecured investment credit exposure was to U.S. branches and agency offices of foreign commercial banks.

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

Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings. As of December 31, 2012, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual private counterparty did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the period ended December 31, 2012.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of December 31, 2012, all unsecured term investments were rated as investment grade based on NRSROs (see Table 36).

Table 33 (in thousands) presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities. As of December 31, 2012, 68.8 percent of the carrying value of the total unsecured investments held by the FHLBank had overnight maturities.

Table 33

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
U.S. Branches and agency offices of foreign commercial banks:
Canada	$300,000	$125,003	$-	$425,003
Netherlands	300,000	-	-	300,000
Australia	-	59,996	200,003	259,999
Sweden	150,000	-	-	150,000
Norway	100,000	-	-	100,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$850,000	$184,999	$200,003	$1,235,002
__________
1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

In response to the ongoing sovereign debt crisis in Europe and the continuing deterioration in the credit profile of many European financial institutions, we initiated a realignment of our unsecured money market investment portfolio during the latter part of 2011. This portfolio realignment resulted in a reduction in our exposure to private counterparties on an unsecured basis and an increase in exposure to private counterparties on a secured basis through the use of reverse repurchase agreements. We anticipate the continuation of investing on a secured basis through the use of reverse repurchase agreements in the future and maintaining a reduced unsecured exposure to financial institutions, especially foreign financial institutions. To enhance our liquidity position, we classify our unsecured short-term investment securities as Trading, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and taxable state housing finance agency securities. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure) and are classified as trading securities to enhance our liquidity position. Over half of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through Net Gain (Loss) on Derivatives and Hedging Activities instead of Net Interest Income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During 2012, we purchased $1.8 billion par amount of fixed and variable rate Agency MBS/CMOs and pass-throughs. Of these mortgage investments, $0.3 billion were fixed rate and $1.5 billion were variable rate. Of the variable rate purchases, $0.6 billion were Agency Delegated Underwriting and Servicing (DUSTM) multi-family MBS without an embedded interest rate cap. We anticipate making further purchases of MBS/CMOs throughout 2013 as pay downs reduce our MBS portfolio below 300 percent of regulatory capital. As of December 31, 2012, the amortized cost of our MBS/CMO portfolio represented 306 percent of our regulatory capital. As of December 31, 2012, we held $253.0 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

We provide standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. Although we only had SBPAs with state HFAs within the Tenth District as of the end of the 2011, during 2012 we acquired a participation interest in a SBPA between another FHLBank and an HFA in its district. The standby bond purchase commitments executed and outstanding as of December 31, 2012 expire no later than 2015 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.6 billion and $1.5 billion as of December 31, 2012 and 2011. We were not required to purchase any bonds under these agreements during 2012 or 2011. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. We may continue to acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs in the future.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of December 31, 2012 or 2011. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 4 in the Notes to Financial Statements included in Item 8 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments as of December 31, 2012, 2011 and 2010 are summarized by security type in Table 34 (in thousands).

Table 34

	December 31, 2012	December 31, 2011	December 31, 2010
Trading securities:
Commercial paper	$59,996	$599,482	$2,349,565
Certificates of deposit	325,006	1,019,520	1,755,013
U.S. guaranteed debentures	-	494,236	-
U.S. Treasury notes	-	-	282,996
GSE debentures	2,126,327	2,098,844	1,505,723
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,277	1,380	1,534
GSE residential MBS	252,312	345,701	440,108
Total trading securities	2,764,918	4,559,163	6,334,939

Held-to-maturity securities:
State and local housing agency obligations	69,442	84,548	99,012
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	85,484	18,167	23,048
GSE residential MBS	4,509,121	4,064,679	5,374,220
Private-label residential MBS	494,631	771,478	1,217,904
Private-label commercial MBS	-	37,077	40,022
Manufactured housing loan ABS	-	-	88
Home equity loan ABS	1,072	1,383	1,684
Total held-to-maturity securities	5,159,750	4,977,332	6,755,978
Total securities	7,924,668	9,536,495	13,090,917

Interest-bearing deposits	455	42	24

Federal funds sold	850,000	1,040,000	1,755,000

Securities purchased under agreements to resell	1,999,288	-	-

TOTAL INVESTMENTS	$10,774,411	$10,576,537	$14,845,941

The contractual maturities of our investments as of December 31, 2012 are summarized by security type in Table 35 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 35

	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$59,996	$-	$-	$-	$59,996
Certificates of deposit	325,006	-	-	-	325,006
GSE debentures	237,435	1,888,892	-	-	2,126,327
Mortgage-backed securities:
Other U.S. obligation residential MBS	-	-	-	1,277	1,277
GSE residential MBS	-	-	-	252,312	252,312
Total trading securities	622,437	1,888,892	-	253,589	2,764,918
Yield on trading securities	0.64%	2.94%	-%	1.57%

Held-to-maturity securities:
State and local housing agency obligations	-	-	22,780	46,662	69,442
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	-	171	711	84,602	85,484
GSE residential MBS	-	-	676,116	3,833,005	4,509,121
Private-label residential MBS	-	2,647	70,720	421,264	494,631
Home equity loan ABS	-	-	-	1,072	1,072
Total held-to-maturity securities	-	2,818	770,327	4,386,605	5,159,750
Yield on held-to-maturity securities	-%	4.14%	2.13%	2.00%

Total securities	622,437	1,891,710	770,327	4,640,194	7,924,668
Yield on total securities	0.64%	2.94%	2.13%	1.98%

Interest-bearing deposits	455	-	-	-	455

Federal funds sold	850,000	-	-	-	850,000

Securities purchased under agreements to resell	1,999,288	-	-	-	1,999,288

TOTAL INVESTMENTS	$3,472,180	$1,891,710	$770,327	$4,640,194	$10,774,411

Securities Ratings – Table 36 presents the carrying value of our investments by rating as of December 31, 2012 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 36

	Investment Ratings December 31, 2012 Carry Value1
	Investment Grade				Below Investment
	Triple-A	Double-A	Single-A	Triple-B	Grade	Unrated	Total
Interest-bearing deposits	$-	$455	$-	$-	$-	$-	$455

Federal funds sold2	-	450,000	400,000	-	-	-	850,000

Securities purchased under agreements to resell3	-	-	1,299,288	-	-	700,000	1,999,288

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	-	59,996	-	-	-	-	59,996
Certificates of deposit2	-	325,006	-	-	-	-	325,006
GSE debentures	-	2,126,327	-	-	-	-	2,126,327
State or local housing agency obligations	21,347	30,000	-	18,095	-	-	69,442
Total non-mortgage-backed securities	21,347	2,541,329	-	18,095	-	-	2,580,771
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	-	86,761	-	-	-	-	86,761
GSE residential MBS	-	4,761,433	-	-	-	-	4,761,433
Private label residential MBS	3,475	55,094	42,235	170,997	222,710	120	494,631
Home equity loan ABS	-	-	-	-	1,072	-	1,072
Total mortgage-backed securities	3,475	4,903,288	42,235	170,997	223,782	120	5,343,897

TOTAL INVESTMENTS	$24,822	$7,895,072	$1,741,523	$189,092	$223,782	$700,120	$10,774,411

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.0 million at December 31, 2012.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 92 days.
3	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 37 presents the carrying value of our investments by rating as of December 31, 2011 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 37

	Investment Ratings December 31, 2011 Carry Value1
	Investment Grade				Below Investment
	Triple-A	Double-A	Single-A	Triple-B	Grade	Total
Interest-bearing deposits	$-	$42	$-	$-	$-	$42

Federal funds sold2	-	890,000	150,000	-	-	1,040,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	-	599,482	-	-	-	599,482
Certificates of deposit2	-	1,019,520	-	-	-	1,019,520
U.S. guaranteed debentures	-	494,236	-	-	-	494,236
GSE debentures	-	2,098,844	-	-	-	2,098,844
State or local housing agency obligations	26,073	37,035	-	21,440	-	84,548
Total non-mortgage-backed securities	26,073	4,249,117	-	21,440	-	4,296,630
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	-	19,547	-	-	-	19,547
GSE residential MBS	-	4,410,380	-	-	-	4,410,380
Private label residential MBS	173,167	56,560	98,035	166,335	277,381	771,478
Private label commercial MBS	37,077	-	-	-	-	37,077
Home equity loan ABS	-	-	-	-	1,383	1,383
Total mortgage-backed securities	210,244	4,486,487	98,035	166,335	278,764	5,239,865

TOTAL INVESTMENTS	$236,317	$9,625,646	$248,035	$187,775	$278,764	$10,576,537

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $28.9 million at December 31, 2011.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 93 days.

Securities Concentrations – Table 38 presents securities held from issuers, excluding securities issued or guaranteed by U.S. government agencies, with book values greater than ten percent of our capital as of December 31, 2012 (in thousands):

Table 38

December 31, 2012
Name of Issuer	Total Book Value	Total Fair Value
National Australia Bank Ltd.	$200,003	$200,003

Note: The issuer of these securities is not an FHLBank Topeka member or a subsidiary of an FHLBank Topeka member.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private-label MBS/ABS investment since June 2006, and on March 24, 2011, our Board of Directors approved management’s recommendation to remove our authority to purchase these types of investments from our RMP. All of our prior acquisitions of private-label MBS/ABS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. Only private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition were purchased. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 39 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral as of December 31, 2012 and 2011 (in thousands):

Table 39

	December 31, 2012			December 31, 2011
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$142,031	$146,728	$288,759	$320,747	$174,778	$495,525
Alt-A	131,801	104,021	235,822	180,663	127,746	308,409
Total private-label residential MBS	273,832	250,749	524,581	501,410	302,524	803,934

Private-label commercial MBS:
Prime	-	-	-	37,077	-	37,077

Home equity loan ABS:
Subprime	-	3,685	3,685	-	4,272	4,272
TOTAL	$273,832	$254,434	$528,266	$538,487	$306,796	$845,283

1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. Beginning in the second quarter of 2009, the pace of this decline slowed appreciably and since that time, the fair value of many of our prime, early vintage private-label MBS/ABS actually improved from year-end 2008. Fair values continued to improve, although only slightly through 2012. The declines in fair values were particularly evident across the market for private-label MBS/ABS securitized in 2006, 2007 and 2008 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-six percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS/ABS, earlier vintages have not been immune to the declines in fair value. Tables 40 through 42 present statistical information for our private-label MBS/ABS by year of securitization and collateral type as of December 31, 2012 (dollar amounts in thousands):

Table 40

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$3,475	$-	$-	$3,475
Double-A	45,615	-	-	45,615
Single-A	38,656	-	-	38,656
Triple-B	93,351	-	6,200	87,151
Below investment grade:
Double-B	53,591	7,718	10,860	35,013
Single-B	24,888	2,983	18,290	3,615
Triple-C	3,928	-	-	3,928
Double-C	20,907	10,250	10,657	-
Single-C	4,228	-	4,228	-
Unrated	120	-	-	120
TOTAL	$288,759	$20,951	$50,235	$217,573

Amortized cost	$287,015	$20,548	$49,601	$216,866
Gross unrealized losses	(12,156)	-	(314)	(11,842)
Fair value	277,454	20,937	49,974	206,543

OTTI:
Credit-related OTTI	$502	$227	$81	$194
Non-credit-related OTTI	92	223	(81)	(50)
TOTAL	$594	$450	$-	$144

Weighted average percentage of fair value to UPB	96.1%	99.9%	99.5%	94.9%
Original weighted average credit support1	3.6	3.0	3.1	3.8
Weighted average credit support1	9.3	4.3	5.8	10.6
Weighted average collateral delinquency2	7.6	11.3	8.9	7.0

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 41

Private-Label Mortgage-Backed Securities and Home Equity Loan Asset-Backed Securities By Year of Securitization – Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$9,567	$-	$9,567
Single-A	3,702	-	3,702
Triple-B	77,801	-	77,801
Below investment grade:
Double-B	18,774	2,200	16,574
Single-B	43,869	15,744	28,125
Triple-C	48,780	26,842	21,938
Double-C	9,795	6,728	3,067
Single-D	23,534	23,534	-
TOTAL	$235,822	$75,048	$160,774

Amortized cost	$228,265	$68,131	$160,134
Gross unrealized losses	(13,366)	(6,652)	(6,714)
Fair value	217,737	62,034	155,703

OTTI:
Credit-related OTTI	$1,024	$875	$149
Non-credit-related OTTI	3,487	(873)	4,360
TOTAL	$4,511	$2	$4,509

Weighted average percentage of fair value to UPB	92.3%	82.7%	96.8%
Original weighted average credit support1	5.0	5.7	4.7
Weighted average credit support1	10.5	5.6	12.8
Weighted average collateral delinquency2	11.4	14.4	10.1

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
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Single-B	$1,072
Triple-C	580
Double-C	2,033
TOTAL	$3,685

Amortized cost	$1,269
Gross unrealized losses	(3)
Fair value	2,421

OTTI:
Credit-related OTTI	$134
Non-credit-related OTTI	(134)
TOTAL	$-

Weighted average percentage of fair value to UPB	65.7%
Original weighted average credit support2	36.0
Weighted average credit support2	2.4
Weighted average collateral delinquency3	28.1

1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

As of December 31, 2012, the amortized cost of private-label securities with unrecognized losses was $278.1 million. (See Note 4 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 43 presents characteristics of our private-label MBS/ABS in a gross unrecognized loss position as of December 31, 2012 (in thousands). The underlying collateral for all prime loans was first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 43

	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1
Private-label residential MBS:
Prime	$155,116	$154,666	$12,156	7.7%

Alt-A:
Alt-A option arm	6,797	6,796	747	16.6
Alt-A other	119,075	116,531	12,619	12.1
Total Alt-A	125,872	123,327	13,366	12.3

Home equity loan ABS:
Subprime	71	57	3	30.7

TOTAL	$281,059	$278,050	$25,525	9.8%

1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO as of December 31, 2012. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of December 31, 2012.

Other-than-temporary Impairment – As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value since that time, the fair values of a portion of our private-label MBS remain below amortized cost as of December 31, 2012. However, based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 32 private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 134 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 7 and Note 4 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family real estate loans, home equity lines of credit and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee. We analyzed these private-label MBS/ABS for OTTI using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 4.2 percent of our total private-label MBS/ABS UPB.

We perform OTTI analysis on 100 percent of our private-label MBS/ABS portfolio. To the extent underlying collateral data is available in the loan information data source for our private-label MBS/ABS, we perform OTTI cash flow analysis using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS where underlying collateral data was not available, we used other methods to assess these securities for OTTI. The risk models and loan information data sources used in 2012 were the same as in 2011. Enhancements to these models have been made over time with the periodic release of new versions by the corresponding vendors.

Tables 44 and 45 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI for the year ended December 31, 2012 as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 44

Private-label residential MBS
Year of Securitization	Significant Inputs			Weighted Average Current Credit Support
	Weighted Average Projected Prepayment Rates	Weighted Average Projected Default Rates	Weighted Average Projected Loss Severities
Prime:
2006	14.2%	15.1%	40.1%	4.3%
2005	15.5	14.2	34.1	5.8
2004 and prior	17.6	7.3	27.2	10.4
Total prime	17.0	9.1	29.4	9.1

Alt-A:
2005	11.2	20.5	41.3	5.6
2004 and prior	14.0	13.1	32.5	12.8
Total Alt-A	13.1	15.5	35.3	10.5

TOTAL	15.2%	12.0%	32.0%	9.8%

Table 45

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Weighted Average Current Credit Support
	Weighted Average Projected Prepayment Rates	Weighted Average Projected Default Rates	Weighted Average Projected Loss Severities
Subprime:
2004 and earlier	2.6%	6.4%	97.3%	2.4%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During 2012, we did not identify any non-MBS/ABS securities as having impairment.

Based on the evaluation of all outstanding non-Agency MBS/ABS for OTTI, we have recognized OTTI on 32 private-label MBS/ABS securities from 2008 through 2012, including 6 that were first identified as other-than-temporarily impaired in 2012. Subsequent to their initial OTTI classification, some of these securities experienced further OTTI losses in ensuing quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations.

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the years ended December 31, 2012, 2011 and 2010 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

Table 46

	2012			2011			2010
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$502	$92	$594	$687	$2,938	$3,625	$256	$254	$510
Alt-A	1,024	3,487	4,511	3,719	6,342	10,061	2,601	14,667	17,268
Total private-label residential MBS	1,526	3,579	5,105	4,406	9,280	13,686	2,857	14,921	17,778

Home equity loan ABS:
Subprime	134	(134)	-	305	(305)	-	1,177	(1,177)	-

TOTAL	$1,660	$3,445	$5,105	$4,711	$8,975	$13,686	$4,034	$13,744	$17,778

See Note 4 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a flatter recovery path. Under this more stressful scenario, home prices for the vast majority of markets were projected to decline by 3 percent to 7 percent during the fourth quarter of 2012. Beginning January 1, 2013, home prices in these markets were projected to recover using one of four different recovery paths that vary by housing market. Table 47 presents projected home price recovery ranges by months under the adverse case scenario. See Note 4 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a description of the assumptions used to determine actual credit-related OTTI.

Table 47

Months	Recovery Range of Annualized Rates
1 – 6	0.0 - 1.9%
7 – 18	0.0 - 2.0
19 – 24	0.7 - 2.7
25 – 30	1.3 - 2.7
31 – 42	1.9 - 3.4
43 – 66	1.9 - 4.0
Thereafter	1.9 - 3.8

Table 48 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded during the quarter ended December 31, 2012 using base-case housing price index assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 48

Housing Price Scenarios As of December 31, 2012
Security Type	Base Case1			Hypothetical Results Under Stress Test Scenario2
	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Total Private-label RMBS:
Prime	4	$12,982	$30	7	$24,910	$51
Alt-A	5	31,359	169	14	98,206	1,120
Total private-label RMBS	9	44,341	199	21	123,116	1,171

Home equity loan ABS:
Subprime	4	2,354	38	4	2,354	46
TOTAL	13	$46,695	$237	25	$125,470	$1,217

1
Represents OTTI credit losses for the quarter ended December 31, 2012 that were recognized on 13 of our 32 OTTI securities. No additional OTTI credit losses were recognized on the other 19 OTTI securities.

2	Represents OTTI credit losses that would have been recognized for the quarter ended December 31, 2012 and includes OTTI credit losses on 24 of our 32 OTTI securities.

Deposits: Deposit programs are offered for the benefit of our members and certain other qualifying non-members. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and, as a matter of prudence, we hold short-term assets with maturities similar to the deposits (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The majority of deposits is in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2013 if demand for loans at member institutions increases, if members continue to de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We have stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly priced borrowings.

Table 49 presents the maturities for time deposits in denominations of $100,000 or more by remaining maturity as of December 31, 2012 and 2011 respectively (in thousands):

Table 49

	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
Time certificates of deposit (by remaining maturity as of December 31, 2012)	$39,900	$-	$-	$39,900
Time certificates of deposit (by remaining maturity as of December 31, 2011)	2,700	-	-	2,700

Table 50 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits for 2012, 2011 and 2010 (in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 50

	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$1,275,065	0.10%	$1,698,584	0.14%	$1,650,450	0.15%
Demand deposits	265,936	0.05

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets, we typically either issue a bond that has variable rates matching the asset index or utilize an interest rate swap to change the bond’s characteristics in order to match the asset’s index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped to LIBOR to fund short-term advances and money market investments.

Discount notes are primarily used to fund: (1) shorter-term advances or adjustable rate advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets and short-term anticipated cash flows generated by longer-term fixed rate assets.

Total consolidated obligations increased from December 31, 2011 to December 31, 2012 and the mix between discount notes and bonds changed over the period. Discount notes decreased in both absolute balances and as a percentage of total consolidated obligations. Discount notes decreased from 34.0 percent of total outstanding consolidated obligations as of the end of 2011 to 28.3 percent as of December 31, 2012. Consolidated obligation bonds increased in both absolute balances and, as a percentage of total consolidated obligations outstanding. Bonds increased from 66.0 percent of total outstanding consolidated obligations as of the end of 2011 to 71.7 percent as of December 31, 2012. The increase in bonds from the end of 2011 to the end of 2012 was primarily due to increased issuance of: (1) swapped and, to a lesser extent, unswapped floating rate bonds in anticipation of future maturities of swapped liabilities and/or to enhance liquidity; and (2) unswapped callable bonds used to fund our fixed rate mortgage assets and some fixed rate advances. We substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, non-callable floating rate bonds in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the extension of the debt ceiling. This increase in non-callable floating rate bonds was the primary reason discount notes decreased from December 31, 2011 to December 31, 2012.

We monitor the spread between one- and three-month LIBOR and the overnight Federal funds effective rate because we occasionally have assets with rates that are sensitive to Federal funds rate changes funded with liabilities that are tied to LIBOR. The spread between these two indices began 2012 at its widest level for the year as the European debt crisis contributed to an elevated LIBOR and a flight-to-quality response that resulted in a low Federal funds effective rate. This spread has narrowed throughout 2012 as European Union initiatives to address the debt crisis have helped reduce investors’ concerns resulting in a decline in LIBOR and an increase in the Federal funds effective rate. Three-month LIBOR has declined from 0.58 percent on December 31, 2011 to 0.31 percent on December 31, 2012. One-month LIBOR also declined from 0.30 percent on December 31, 2011 to 0.21 percent on December 31, 2012. At the same time the Federal funds effective rate increased from 0.04 percent on December 31, 2011 to 0.09 percent on December 31, 2012. At the end of 2012, the spread for three-month LIBOR to the Federal funds effective rate decreased to 21.6 bps from 54.1 bps as of December 31, 2011 and the one-month LIBOR spread decreased to 11.9 bps from 25.5 bps as of December 31, 2011. Because of concerns of risk contagion surrounding the European sovereign debt crisis and its possible impact on LIBOR rates, we managed our balance sheet throughout much of the first nine months of 2012 to minimize our LIBOR basis risk and, in general, to maintain balances of liabilities that are indexed to LIBOR or swapped to LIBOR less than or approximately proportional to our assets that are indexed to LIBOR or swapped to LIBOR. However, as mentioned above, we issued a substantial amount of floating rate consolidated obligation bonds swapped to LIBOR and, to a lesser extent, unswapped floating rate consolidated obligation bonds indexed to LIBOR, in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and/or to enhance liquidity which has resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets. We are willing to accept this short term basis risk because we anticipate it will be temporary due to scheduled maturities of our LIBOR-based funding.

During 2012, we continued to issue unswapped callable debt with relatively short lockout periods (primarily three months but up to one year) to fund fixed rate assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. We called $7.7 billion of unswapped callable bonds, and issued $8.7 billion of new unswapped callable bonds during 2012. The issuances were used to: (1) refinance called debt used to fund fixed rate mortgage assets and some fixed rate advances; and (2) fund growth in our fixed rate asset portfolios, mainly our mortgage loan portfolio. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 13 and 14 under this Item 7 – “Results of Operations.” Refinancing debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt being retired. However, this is offset by the lower rate on the newly issued unswapped callable debt and by funding benefits from timing differences between the date the debt is called and the settlement date of the replacement bond. The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during 2012 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank short-term consolidated obligations in 2013 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

While we had stable access to funding markets during 2012, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

Borrowings with original maturities of one year or less are considered short-term. Table 51 summarizes short-term borrowings for the years ended December 31, 2012, 2011 and 2010 (in thousands):

Table 51

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
	2012	2011	2010	2012	2011	2010
Outstanding at end of the period1	$8,670,442	$10,251,723	$13,706,746	$1,050,000	$725,000	$1,150,000
Weighted average rate at end of the period2	0.12%	0.03%	0.16%	0.19%	0.19%	0.28%
Daily average outstanding for the period1	$9,675,239	$11,053,091	$13,843,259	$975,137	$1,138,082	$808,082
Weighted average rate for the period2	0.09%	0.10%	0.16%	0.20%	0.23%	0.42%
Highest outstanding at any month-end1	$10,705,373	$13,386,905	$15,613,655	$1,075,000	$1,650,000	$2,345,000

1	Par value
2	Computed based on par value and coupon/interest rate

Derivatives: All derivatives are marked to fair values, netted by counterparty with any associated accrued interest, offset by the fair value of any cash collateral received or delivered and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the OIS and LIBOR/Swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. However, because of increased regulatory requirements and the uncertainty surrounding the cost associated with clearing intermediated derivatives we have placed a temporary moratorium on these intermediated derivative transactions until such time that we can determine their future cost structure. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges). For additional information on how we use derivatives, see Item 1 – “Business – Use of Derivatives.”

The notional amount of total derivatives outstanding decreased by $0.9 billion from December 31, 2011 to December 31, 2012. The notional amount of total derivatives outstanding decreased as almost all types of derivatives declined except for derivatives swapping variable rate consolidated obligation bonds which increased significantly from December 31, 2011 to December 31, 2012. These derivatives were primarily swaps of non-callable floating rate consolidated obligation bonds issued in 2012 that were indexed to the effective Federal funds rate and swapped to LIBOR in anticipation of future maturities of swapped liabilities and/or to enhance liquidity. For additional information regarding the types of derivative instruments and risks hedged, see Tables 70 and 71 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock decreased due to: (1) declining advances; (2) our management of excess stock; and (3) mergers and acquisitions.
▪
The majority of the decrease in capital is attributable to the decrease in capital stock required to support advances. Under our capital plan, members must purchase additional activity-based stock as their advances increase or as they sell mortgage loans into the MPF Program. As member advance activity decreases, as it has during the past two years, stock held by members will likewise decrease as members request redemption of stock previously supporting advances (now excess stock) and, at our discretion, we repurchase this excess stock.

▪
Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase. As member advance activity or participation in the MPF Program declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchased excess Class A Common Stock over maximum amounts held by any individual member as of specific dates throughout the year. The current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock began October 20, 2010 and is still in effect. As reflected in Table 53, the amount of excess stock held by members increased. This increase is at least partially attributable to the fact we pay our quarterly dividends in the form of Class B Common Stock, but the increase from stock dividends is counterbalanced by: (1) our capital management practices initiated; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase of member requests.

▪	Capital stock also decreased, to a smaller extent, due to the loss of members resulting from failures and mergers and acquisitions of 27 members during 2012.

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

The increase in retained earnings from December 31, 2011 to December 31, 2012 is attributed to the net income for the year of $110.3 million exceeding the $30.5 million payment of dividends in 2012. The Board of Directors believed that it was appropriate and prudent to aggressively grow our retained earnings during this period when our earnings were strong, allowing us to pay an acceptable dividend on our members’ capital stock investments and also build retained earnings. Another factor is the JCE Agreement with the other 11 FHLBanks that provides that, upon the satisfaction of the FHLBanks’ obligations to REFCORP effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate restricted retained earnings account (RRE Account) until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 52 as of December 31, 2012 and 2011 (amounts in thousands):

Table 52

	2012		2011
	Count	Amount	Count	Amount
Commercial banks	684	$650,998	700	$651,170
Thrift institutions	34	344,459	37	321,968
Credit unions	76	84,314	72	70,743
Insurance companies	24	184,685	24	283,946
Total members and GAAP capital stock	818	1,264,456	833	1,327,827
Mandatorily redeemable capital stock	10	5,665	11	8,369
TOTAL REGULATORY CAPITAL STOCK	828	$1,270,121	844	$1,336,196

Following are highlights from our capital plan:
▪	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
▪	Both classes have $100 par value and both are defined as common stock;
▪
Class A Common Stock is required for membership. The membership or asset-based stock requirement is currently 0.1 percent of total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 5,000 shares ($500,000). The asset-based stock requirement is subject to change by our Board of Directors within ranges specified in the capital plan. The membership or asset-based stock requirement is initially calculated on the date of membership then recalculated once a year except in the case of mergers. Class A Common Stock, up to a member’s asset-based stock requirement, is used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member;

▪
To the extent a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with us. The activity-based requirements listed below are the current requirements, but are subject to change by our Board of Directors within ranges specified in the capital plan. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction as follows:

▪	Advances – 5.0 percent of outstanding advances (range = 4.0 to 6.0 percent);
▪	Letters of credit – 0.0 percent of outstanding letters of credit (range = 0.0 to 1.0 percent);
▪
AMA – 2.0 percent of the principal amount of member’s mortgage loans (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

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

▪
Members were notified of the initial reference interest rate and spread that defined the dividend parity threshold prior to implementation of the plan and have been, and will continue to be, notified at least 90 days prior to any change thereof;

▪	A member may submit a redemption request to us for any or all of its excess Class A and/or Class B Common Stock;
▪
Within five business days of receipt of a redemption request for excess Class A Common Stock, we must notify the member if we decline to repurchase the excess Class A Common Stock, at which time the six-month waiting period will apply. Otherwise, we will repurchase any excess Class A Common Stock within five business days, though it is usually repurchased on same date as the member’s redemption request;

▪
Within five business days of receipt of a redemption request for excess Class B Common Stock, we must notify the member if we decline to repurchase the excess Class B Common Stock, at which time the five-year waiting period will apply. Otherwise, we will repurchase any excess Class B Common Stock within five business days, though it is usually repurchased on same date as the member’s redemption request;

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

On May 10, 2012, the Board of Directors approved a decrease in the amount of Class A Common Stock needed to meet the FHLBank membership or asset-based stock requirement. Lowering the membership stock requirement results in our members’ capital investments and dividends received being more proportionate with their advance and mortgage loan activities. The requirement was changed from 0.2 percent of each member’s total assets to 0.1 percent with the cap reduced from $1,000,000 to $500,000 beginning May 14, 2012. The change reduced the membership stock requirements in the form of Class A Common Stock in half. For members that were not using their membership stock to support activity (advances and/or mortgage loans), the reduced membership requirement became excess Class A Common Stock. For members utilizing their membership stock to support activity, the stock was exchanged into Class B Common Stock. The new membership stock requirement is within percentage of member assets and cap ranges established in our capital plan, which provides that a member must be brought into compliance with the new requirements the earlier of: (1) the date of any activity before the end of a 60-day period; or (2) the end of the 60-day period from the effective date of the new requirement. These changes took place from May 14, 2012 through July 13, 2012, with all Class A required membership stock balances for members without any activity during the 60-day period being adjusted on July 13, 2012 As a result of the change in the membership stock requirement, required Class A Common Stock declined from 27.7 percent of total required stock as of December 31, 2011 to 15.6 percent of total required stock as of December 31, 2012. See Table 53. Additionally, because of the change in the composition of our stock between the two classes, the weighted average dividend rate increased in the third and fourth quarters of 2012 despite the dividend rate per annum for both Class A and Class B stock remaining static throughout 2012 (see Table 54).

Our activity-based requirements are consistent with our cooperative structure: members’ stock ownership requirements generally increase as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based requirement and the member is required to purchase Class B Common Stock, the required purchase of Class B Common Stock may deter the member from entering into additional activity with us. Factors that affect members’ willingness to enter into activity with us and purchase additionally required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not significantly reduced advance activity with our members, although that may not hold true in the future. Given the competitiveness of the mortgage loan market and the fact that member balance sheets do not increase as mortgage loans are sold into the secondary market or sold into the MPF Program, it is possible that our activity-based requirement for AMA might have a significant bearing on a member’s willingness to sell mortgage loans to us under our MPF Program. This is one of the reasons that the initial activity-based stock purchase requirement for AMA was capped at 1.5 percent of a member’s total assets and was set at the lower end of our permissible range under the capital plan (range = 0.0 to 6.0 percent of the current outstanding balance of AMA originated by or through the member and acquired by us). However, we do not believe that our activity-based stock purchase requirement for AMA assets has had any significant negative influence on members’ willingness to participate in the MPF Program and sell us mortgage loans under the MPF Program, although this may not hold true in the future. Table 53 provides a summary of member capital requirements under our current capital plan as of December 31, 2012 and 2011 (in thousands):

Table 53

Requirement	12/31/2012	12/31/2011
Asset-based (Class A only)	$151,325	$289,698
Activity-based (additional Class B)1	819,206	757,953
Total Required Stock2	970,531	1,047,651
Excess Stock (Class A and B)	299,590	288,545
Total Stock2	$1,270,121	$1,336,196

Activity-based Requirements:
Advances3	$801,856	$840,220
AMA assets (mortgage loans)4	115,348	89,730
Total Activity-based Requirement	917,204	929,950
Asset-based Requirement (Class A stock) not supporting member activity1	53,327	117,701
Total Required Stock2	$970,531	$1,047,651

1	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
2	Includes mandatorily redeemable capital stock.
3	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.
4
Out-of-district AMA mortgage loan participations purchased through other FHLBanks do not have activity-based stock requirements because these assets are not purchased from members of FHLBank Topeka. However, in-district AMA mortgage loans purchased from our members and participated to other FHLBanks have activity-based stock requirements since these assets are purchased from members of FHLBank Topeka.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, we are required to maintain permanent capital at all times in an amount at least equal to the sum of our credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as retained earnings and Class B stock, can be used to satisfy our risk-based capital requirement. The Finance Agency, at its discretion, may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. We are required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Finally, we are required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 13 in the Notes to Financial Statements included under Item 8 for compliance as of December 31, 2012 and 2011.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to Finance Agency regulation and our capital plan (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”). The dividend payout ratio represents the percentage of net income paid out as dividends. The significant fluctuations in the dividend payout ratios for recent year-ends (see Table 8 under Item 6 – “Selected Financial Data”) are primarily attributable to the changes in net income due to the volatility of net gain (loss) on derivatives and hedging activities (see this Item 7 – “Results of Operations” for additional discussion).

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2010, 2011 and 2012 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 54 and 55 present the dividend rates per annum paid on capital stock under our capital plan during 2012 and 2011:

Table 54

Applicable Rate per Annum	12/31/2012	09/30/2012	06/30/2012	03/31/2012
Class A Common Stock	0.25%	0.25%	0.25%	0.25%
Class B Common Stock	3.50	3.50	3.50	3.50
Weighted Average1	2.35	2.36	2.19	2.12

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.16%	0.15%	0.15%	0.11%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 55

Applicable Rate per Annum	12/31/2011	09/30/2011	06/30/2011	03/31/2011
Class A Common Stock	0.25%	0.25%	0.40%	0.40%
Class B Common Stock	3.50	3.50	3.00	3.00
Weighted Average1	2.12	2.10	1.87	1.89

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.08%	0.08%	0.09%	0.16%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for 2013 will remain close to the differential for the fourth quarter of 2012, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock in 2013, but this may change depending on any future impact of the Finance Agency rule on excess stock that became effective January 29, 2007. We believe that dividends paid in the form of capital stock are advantageous to members because our capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with us or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations (see the discussion of stock redemption requests in Item 1 – “Business – Capital, Capital Rules and Dividends”). If we were to change our practice and pay all dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Capital Adequacy: As of December 31, 2012, 73.5 percent of our capital was capital stock, and 26.5 percent was retained earnings and AOCI. As of December 31, 2011, 78.0 percent of our capital was capital stock, and 22.0 percent was retained earnings and AOCI. We were in compliance with our minimum regulatory capital requirements as of December 31, 2012 as mentioned previously. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we otherwise treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income, and proceeds from securities purchased under agreements to resell (i.e., reverse repurchase agreements) or the sale of unencumbered assets. Uses of liquidity include issuing advances, purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments, and contingent funding or purchase obligations including letters of credit and any required purchases of securities under standby bond purchase agreements.

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, increased from $3.6 billion as of December 31, 2011 to $3.8 billion as of December 31, 2012 primarily due to increases in reverse repurchase agreements. Total cash and short-term investments increased as a result of higher leverage and an increase in deposits. Cash and short-term investments had declined significantly in the latter part of the third quarter of 2011 and the fourth quarter of 2011 as a result of management actions to: (1) reduce non-MBS investments as a percentage of total assets; and (2) further reduce exposure to unsecured investments with U.S. branches of European and other foreign counterparties. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures decreased to $2.0 billion in par value as of December 31, 2012 from $2.4 billion in par value as of December 31, 2011, reflecting maturities of these debentures during 2012.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above our minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. Managing our average capital ratio sufficiently above minimum regulatory and RMP requirements helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) initiated at our discretion to adjust our balance sheet size; or (2) upon the submission of a redemption request by a member.

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout 2012 (see “Risk Management – Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term assets. The weighted average remaining days to maturity of discount notes outstanding decreased to 49 days as of December 31, 2012 from 55 days as of December 31, 2011. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements), and non-earning cash left in our Federal Reserve Bank account, decreased to 5 days as of December 31, 2012 from 40 days as of December 31, 2011 primarily due to the reduction in our term money market investments in favor of overnight reverse repurchase agreements. As a result of the decline in the weighted average maturity of these short-term assets and the decrease in the weighted average maturity of discount notes outstanding, the mismatch of discount notes and our money market investment portfolio increased from 15 days on December 31, 2011 to 44 days on December 31, 2012. This additional mismatch was the result of our strategy to increase balance sheet liquidity should market access deteriorate during fiscal cliff and debt ceiling negotiations between Congress and the administration. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the Federal funds market to compensate us for the associated credit risk; and (3) the desire not to increase our balance sheet allocation to other investment categories. We left $369.7 million in our Federal Reserve Bank account on December 31, 2012 compared to $116.0 million on December 31, 2011.

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

Contractual Obligations: Table 56 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2012 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 56

		Payments due by period
Contractual Obligations	Total	1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$21,787,250	$6,989,000	$5,327,700	$2,720,650	$6,749,900
Operating leases	342	113	163	66	-
Commitments to fund mortgage loans	106,355	106,355	-	-	-
Expected future pension benefit payments	11,911	307	725	920	9,959
Mandatorily redeemable capital stock	5,665	5,361	304	-	-
TOTAL	$21,911,523	$7,101,136	$5,328,892	$2,721,636	$6,759,859

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. Proper identification, assessment and management of risks, complemented by adequate internal controls, enable our stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry, and sustain and prosper over the long term. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal and external auditors, Finance Agency examiners and independent consultants subject our practices to additional scrutiny, further strengthening the process.

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. As set forth in our Enterprise Risk Management and Internal Control Policy, we define ERM as a process, effected by our Board of Directors, management and other personnel, applied in strategy setting and across the FHLBank. It is designed to identify potential events that may affect us, manage risk within the FHLBank’s Risk Appetite Statement and provide reasonable assurance regarding the achievement of objectives in the following categories: (1) Strategic – strategic initiatives and objectives that align with our mission and vision; (2) Operations – effective and efficient use of our resources to achieve basic business objectives, including performance and profitability goals and safeguarding of resources; (3) Reporting – reliability of reporting, including filings with the SEC, interim and condensed financial statements and selected financial data derived from such statements, such as earnings releases reported publicly and other FHLBank financial information posted on our website or provided to the Office of Finance in connection with the FHLBank System Combined Financial Reports; and (4) Compliance – complying with laws and regulations to which we are subject. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

Our Risk Philosophy Statement, approved by our Board of Directors, establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement, also approved by our Board of Directors, defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or that we won’t be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management ensure that there is a common understanding of our desired risk profile, which enhances the ability of both to make improved strategic and tactical decisions. Our monthly Risk Dashboard provides a holistic view of our risk profile and the means for reporting our key risk metrics as defined within our Risk Appetite Metrics, which is also approved by our Board of Directors. The Risk Dashboard is intended to demonstrate, at an entity level, whether our enterprise risks are well controlled and normal operations are expected with standard Board of Directors’ involvement (low residual risk environment).

As part of our ERM program, entity level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other strategies that might be implemented to help improve our overall success; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived risk. These risk assessment workshops have resulted in the development of risk strategies and action plans in an effort to enhance the risk management practices throughout the FHLBank. The results of these activities are summarized in an annual risk assessment report, which is reviewed by the Strategic Risk Management Committee and approved by the Risk Oversight Committee of the Board of Directors.

Business units also play a key role in our risk management program. We utilize a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 22 business unit risk assessments were completed in 2012 addressing 116 key processes throughout the FHLBank. The number of business unit risk assessments and key processes fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. The outcomes of these business unit risk assessments are reviewed during our entity level risk assessment workshops to ensure consistency between the top down and bottom up approaches and to ensure that no risks are overlooked.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal risk philosophy, risk appetite statement, risk appetite metrics and reviewing the annual and business unit risk assessment reports, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, the Strategic Planning Group, the Market Risk Analysis Committee, the Credit Underwriting Committee, the Operations Risk Committee, the Disclosure Committee and the Asset/Liability Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime. Table 57 presents the UPB and maximum coverage outstanding with the top five third-party primary mortgage insurers and all others for seriously delinquent loans as of December 31, 2012 (in thousands):

Table 57

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Genworth Mortgage Insurance Corp.	Single-B	$2,291	$606
Mortgage Guaranty Insurance Co.	Single-B	1,661	446
Republic Mortgage Insurance Co.	No Rating	685	188
Radian Guaranty, Inc.	Single-B	461	156
United Guaranty Residential Insurance Co.	Triple-B	393	101
All others4		16,695	118
TOTAL		$22,186	$1,615

1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of December 31, 2012.
2
Represents the UPB of conventional loans 90 days or more delinquent or in the process of foreclosure. Assumes PMI in effect at time of origination. Insurance coverage may be discontinued once a certain LTV ratio is met.

3
Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

4	Includes the UPB of all remaining seriously delinquent loans as of December 31, 2012 regardless of whether or not there is third-party PMI.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and securities purchased under agreements to resell (i.e., reverse repurchase agreements). Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 36), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of one security that experienced de minimis cash flow shortfalls during 2012. Approximately 89 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

Counterparty credit risk is managed through netting procedures, credit analysis, collateral management and other credit enhancements. In derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, result in the counterparty owing money to us in excess of delivered collateral. We manage this risk by executing derivative transactions with experienced counterparties with high credit quality (defined by us as rated single-A or better); by requiring netting of individual derivatives transactions with the same counterparty; diversifying our derivatives across counterparties; and by executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions.

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased interest rate caps, interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. Table 58 presents derivative notional amounts and counterparty credit exposure, net of collateral and excluding instances where our pledged collateral exceeds our net position, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure as of December 31, 2012 (in thousands):

Table 58

Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$196,000	$4,173	$-	$4,173
Single-A	7,040,825	47,719	27,004	20,715
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,236,825	$51,892	$27,004	$24,888

Table 59 presents derivative notional amounts and counterparty credit exposure, net of collateral and excluding instances where our pledged collateral exceeds our net position, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure as of December 31, 2011 (in thousands):

Table 59

Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$559,000	$6,938	$-	$6,938
Single-A	5,623,667	31,856	26,581	5,275
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$6,182,667	$38,794	$26,581	$12,213

Table 60 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating we use the lowest rating published by Moody’s or S&P) as of December 31, 2012:

Table 60

Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
BNP Paribas	Single-A	74.3%
Bank of New York Mellon	Double-A	13.4
Bank of America NA	Single-A	6.1
All other counterparties		6.2

Table 61 presents the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating we use the lowest rating published by Moody’s or S&P) as of December 31, 2011:

Table 61

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. In the latter part of the third quarter of 2011, management consciously decided to change the composition of our investments by transitioning away from unsecured credit exposure with foreign entities for the more favorable credit profile of domestic GSEs and secured reverse repurchase agreements.

Table 62 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2012 (in thousands):

Table 62

	Canada		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold2	$300,000	0.9%	$550,000	1.6%	$850,000	2.5%

Trading securities3	125,003	0.4	259,999	0.8	385,002	1.2

Derivative assets:
Net exposure at fair value	-		19,928		19,928
Cash collateral held	-		-		-
Net exposure after cash collateral	-	-	19,928	-	19,928	-

TOTAL	$425,003	1.3%	$829,927	2.4%	$1,254,930	3.7%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2012 were $0.6 billion (Australia and Netherlands).

2	Consists solely of overnight Federal funds sold.
3	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 63 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2011 (in thousands):

Table 63

	Canada		Australia		Sweden		Finland		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold2	$240,000	0.7%	$-	-%	$225,000	0.7%	$225,000	0.7%	$350,000	1.0%	$1,040,000	3.1%

Trading securities3	414,736	1.3	624,592	1.9	154,989	0.5	149,983	0.4	-	-	1,344,300	4.1

Derivative assets:
Net exposure at fair value	-		-		-		-		3,715		3,715
Cash collateral held	-		-		-		-		(130)		(130)
Net exposure after cash collateral	-	-	-	-	-	-	-	-	3,585	-	3,585	-

TOTAL	$654,736	2.0%	$624,592	1.9%	$379,989	1.2%	$374,983	1.1%	$353,585	1.0%	$2,387,885	7.2%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to any individual country that totaled between 0.75 and 1.0 percent of our total assets as of December 31, 2011.

2	Consists solely of overnight Federal funds sold.
3	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 64 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2010 (in thousands):

Table 64

	France		Canada		United Kingdom		Australia		Sweden		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold2	$700,000	1.8%	$85,000	0.2%	$160,000	0.4%	$-	-%	$-	-%	$610,000	1.6%	$1,555,000	4.0%

Trading securities3	649,976	1.7	819,872	2.1	504,884	1.3	479,970	1.2	394,990	1.0	879,953	2.3	3,729,645	9.6

Derivative assets:
Net exposure at fair value	-		-		-		-		-		31,589		31,589
Cash collateral held	-		-		-		-		-		(25,484)		(25,484)
Net exposure after cash collateral	-	-	-	-	-	-	-	-	-	-	6,105	-	6,105	-

TOTAL	$1,349,976	3.5%	$904,872	2.3%	$664,884	1.7%	$479,970	1.2%	$394,990	1.0%	$1,496,058	3.9%	$5,290,750	13.6%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2010 were $0.6 billion (Switzerland and Germany).

2	Consists solely of overnight Federal funds sold.
3	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Liquidity Risk Management: Maintaining the ability to meet our obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. We seek to be in a position to meet our members’ credit, debt service and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Finance Agency regulations require us at all times to have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 65 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2012 and 2011 (in thousands):

Table 65

	12/31/2012	12/31/2011
Liquid assets1	$1,219,745	$1,155,966
Total qualifying deposits	1,181,957	997,371
Excess liquid assets over requirement	$37,788	$158,595

1
Although we have other assets that qualify as eligible investments under the liquidity requirements, only Federal funds sold and deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

Finance Agency regulations and our RMP require us to maintain contingency liquidity, which is defined as eligible transactions that we may use to meet our liquidity needs for a minimum of five business days without access to the consolidated obligation debt markets. Eligible transactions for meeting the contingency liquidity requirement are defined below. Both the Finance Agency and our liquidity measures depend on certain assumptions which may or may not prove valid in the event of an actual market disruption. We believe that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five business days; however, under extremely adverse market conditions, our ability to meet a significant increase in member advance demand could be impaired if we are denied access to the consolidated obligation debt markets. We complete our contingency liquidity calculation weekly, or more often if deemed necessary.

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

Table 66 summarizes our compliance with the Finance Agency’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated March 12, 2013 (in thousands):

Table 66

03/12/2013
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$2,913,331
Self-liquidating assets with a maturity of 7 days or less	1,255,037
Assets that are generally accepted as collateral in the repurchase agreement market	3,473,242
Total Sources	7,641,610
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	278,458
100 percent of consolidated obligations and other borrowings maturing within one week	1,124,975
Less 100 percent of consolidated obligations settling within one week	(6,300)
100 percent of consolidated obligations expected to be called within one week	20,000
Total Uses	1,417,133
EXCESS CONTINGENCY LIQUIDITY	$6,224,477

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

As set forth in our RMP, the following investments are eligible for compliance with operational liquidity requirements, with the limitation that a security pledged under a repurchase agreement cannot be used to satisfy liquidity requirements:
▪	Overnight Federal funds sold and overnight deposits;
▪	Overnight reverse repurchase agreements;
▪	All securities classified as Trading under ASC 320;
▪	Cash and collected balances held at the Federal Reserve Banks, net of member pass-through deposit reserves; and
▪	Securities that are generally accepted as collateral in the repurchase agreement market.

In 2012, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP during 2012.

Finance Agency guidelines and our RMP require us to maintain a minimum number of calendar days of positive cash balances without access to the capital markets for the issuance of consolidated obligations under two different scenarios as described below:
▪
10 to 20 days (initial and current target set by Finance Agency at 15 days) of positive cash balances under the roll-off scenario. Under the roll-off scenario, we assume that maturing member advances are not renewed; and

▪
Three to seven days (initial and current target set by Finance Agency at five days) of positive cash balances under the renew scenario. Under the renew scenario, we assume that all maturing advances are renewed.

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and Agency securities classified as trading securities as available liquidity two days after the day of the report and consider Federal funds sold and money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements during 2012.

We generally maintained stable access to the capital markets throughout 2012. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

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

All derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, have two-way bilateral triggers based on our ratings or the counterparties’ ratings, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of us or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to us. Our agreements with counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that we or the counterparty are willing to accept for a given rating level determined by the NRSROs. The maximum threshold amount of unsecured credit risk exposure for each rating level is defined in Table 67:

Table 67

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or a counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, a margin call is promptly issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The agreement with one AAA/Aa2-rated special purpose vehicle also includes one ratings trigger event that would result in termination of any outstanding transactions at a mid-market level. The collateral posted by our counterparties as of December 31, 2012 and 2011 was in the form of cash. For additional information regarding our credit exposure relating to derivative contracts, see Note 8 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

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

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. The SBPAs also generally provide that we can be replaced as the liquidity provider in these transactions should our short-term rating by S&P or, in some cases, Moody’s, ever fall below A-1 or P-1, respectively. As of December 31, 2012 and 2011, we had 21 and 19 SBPAs that covered $1.6 billion and $1.5 billion in outstanding principal plus interest, respectively.

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

To manage business concentration risk, earnings simulations are conducted annually with estimated base-, best- and worst-case assumptions. The worst-case scenario includes the effects on us if one or more of our larger members significantly reduce its advance levels or was no longer a member. The total advance growth and distribution for our top five borrowers is monitored on a monthly basis by the Asset-Liability Committee. See Table 23 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

Business risk also includes political, reputation and regulatory risk. Various legislation, including proposals to substantially change the regulatory system for the FHLBanks and other housing GSEs and possibly reform the FHLBank System in a manner which could significantly limit the ability of the FHLBanks to fulfill their mission, is from time to time introduced in Congress. This legislation might change applicable statutes and our operating environment in substantial and unpredictable ways. If enacted, legislation could impact our cost of doing business, limit or expand permissible activities or change the competitive balance among the FHLBanks and other housing GSEs. Consequently, we seek to positively influence legislative outcomes; support, oppose or comment upon regulatory proposals; and continually educate all stakeholders about our positive impact on the communities we serve. To manage these types of business risks, we maintain a Government Relations Officer position and work with lobbying firms in Washington, D.C. Additionally, we are, along with the other 11 FHLBanks, a member of the Council of FHLBanks, whose mission is to work with the 12 FHLBanks to ensure their common legislative and regulatory interests may be served, promote enactment of laws and regulations beneficial to the FHLBanks and oppose detrimental laws and regulations and enhance awareness and understanding of the FHLBanks among Washington leaders, including members of Congress and their staffs, executive departments, regulators and trade associations and the financial media. We annually prepare a detailed Congressional Outreach Plan in an effort to create awareness and educate our members of Congress so that they become more familiar with the value we bring to the citizens and communities in our districts. The plan is intended to help positively influence legislation affecting us, make relevant Congressional delegations more aware of our mission and activities and to deliver our message in a clear and consistent manner.

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

On October 25, 2010, the FHLBank of Seattle and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the FHLBank of Seattle to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also establishes a stabilization period that ended with the filing of the FHLBank of Seattle’s June 30, 2011 financial statements with the Securities and Exchange Commission. The Consent Order required the FHLBank of Seattle to meet certain financial metrics by the end of the stabilization period and maintain them for each quarter-end thereafter. The Consent Order will remain in place until modified or terminated by the Finance Agency. The FHLBank of Seattle is currently classified as “adequately capitalized” and is subject to continuing limitations on stock redemptions and repurchases. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

We have concluded that the above-mentioned actions do not materially increase the risk to us under our joint and several liability obligation. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of FHLBank of Seattle. However, while supervisory orders and agreements are sometimes publicly announced, we cannot provide assurance that we have been informed or will be informed of regulatory actions taken at other FHLBanks that may impact our risk.

Operations Risk Management: Operations risk is the risk of loss due to human error, circumvention or failure of internal controls and procedures, systems malfunctions, man-made or natural disasters, internal or external fraud or unenforceability of legal contracts. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, accounting/financial disclosure, legal and external events. A number of strategies are used to mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, annual comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

Human Error and Circumvention or Failure of Internal Controls and Procedures – Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, retain, develop and promote the best employees by offering a fair and competitive rewards package and by providing a comfortable, secure and professional work environment. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an ERM and Internal Control Policy which, in addition to defining ERM and describing the eight interrelated components of the FHLBank’s ERM framework, outlines the objectives and principles for our internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the ERM and Internal Control Policy, that addresses the efficiency and effectiveness of our activities, the safeguarding of our assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal control by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

Systems Malfunctions and Information Security Threats – We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Executive management reviews and approves all major projects to ensure alignment of IT resources with our strategic direction. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), and reviewing new and/or anticipated future projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide information security program. The goal of our enterprise information security program is to maintain an information security framework such that: (1) information assets are protected from unauthorized access, modification, disclosure, and destruction; (2) integrity and confidentiality of information is maintained; (3) information assets and information systems are available when needed; and (4) security threats are identified, assessed and appropriately managed or mitigated.

Man-made or Natural Disasters – Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer information, supplies and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The disaster recovery plans are reviewed and updated semi-annually with employee emergency contact information updated nightly through our human resource information system. We also have a reciprocal back-up agreement in place with the FHLBank of Boston to provide short-term advances in the event that our facilities are inoperable. In the event that the FHLBank of Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to the FHLBank of Boston’s members. An annual test of this agreement is completed by the FHLBank and FHLBank of Boston to ensure the process and related systems are functioning properly.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2012. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 68 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios for 2012 and 2011:

Table 68

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
12/31/2012	0.3	-3.0	-0.6	-0.1	-0.1
09/30/2012	0.1	-3.0	-2.2	0.1	-0.2
06/30/2012	1.1	-2.0	-1.0	2.1	0.3
03/31/2012	2.7	0.2	-0.2	1.2	0.7
12/31/2011	0.2	-2.1	-0.4	1.5	0.9
09/30/2011	-0.5	-2.7	-0.4	1.1	1.5
06/30/2011	1.3	-0.5	-0.3	1.9	-1.5
03/31/2011	1.8	0.0	-1.0	1.7	-2.9

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The DOE as of December 31, 2012 decreased in the base (became more negative) and the down 200 basis point shock scenarios and increased in the up 200 basis point shock scenario from December 31, 2011. The primary factors contributing to the changes in duration during the period were: (1) the general decline of interest rates and mortgage rates during the period; (2) the continued increase in the fixed rate mortgage loan portfolio during the period and the associated increase of this portfolio as a percent of total assets; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods in response to declining interest rates and growth in the fixed rate mortgage loan portfolio.

The decrease in interest rates during 2012 generally results in a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the continued growth in our mortgage loan portfolio during 2012, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile typically results in an absolute lengthening of the assets since new production loans generally have a longer duration than existing loans and typically provides a net positive duration impact for the portfolio. However, with the steady decline in interest rates throughout 2012, the duration of the outstanding fixed rate mortgage loan portfolio shortened as the projected prepayments increased, indicating an increased refinancing incentive for borrowers, thus at least partially offsetting the duration lengthening attributable to the 20.4 percent growth in the portfolio during 2012.

With the increasing balance of the fixed rate mortgage loan portfolio, the portfolio continued to increase as an overall percentage of total assets, increasing from 14.9 percent of total assets as of the end of 2011 to 17.6 percent as of the end of 2012. This weighting increase then magnified the duration shortening of this portfolio as rates declined. This magnification occurs when a portfolio weighting as a percent of the overall balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when advance balances decline, our mortgage loan portfolio effectively increases as a total proportion of total assets, assuming all other asset portfolios remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a greater contribution impact to the overall DOE since DOE is a weighted measurement. Couple this example with an absolute growth in the mortgage loan portfolio during the same period, and the mortgage loan portfolio becomes an even greater percentage of the balance sheet, causing the DOE profile to be further impacted by the mortgage loan duration profile.

With respect to the current period, the mortgage loan portfolio effectively increased as a proportion of total assets, causing the duration of the mortgage loan portfolio to contribute a greater impact to the overall DOE. This impact contributed to the overall change in the balance sheet duration for all scenarios during the period. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios continue to grow.

To effectively manage the growth of the mortgage loan portfolio and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) positioned us to replace called bonds as the interest rate environment declined at different times during the year. The call of higher rate callable bonds and reissuance of these bonds at lower interest rates in this manner generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. As discussed above, as interest rates continued to decline and the fixed rate mortgage prepayment projections increased, the short lock-out periods of the callable bonds provided the opportunity to effectively refinance our liabilities. Further, as the fixed rate mortgage portfolio continued to grow, we could issue funding liabilities at lower rate levels and provide for effective management of our DOE profile. In addition, issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of the unswapped callable bond calls and reissuance in relation to the mortgage portfolios is discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE decrease of 0.2 in the base scenario and caused the balance sheet duration profile to become slightly more liability sensitive.

In addition, we purchased Agency fixed rate CMOs and variable rate multifamily DUS MBS without caps during the latter part of 2012 as allowable according to Finance Agency regulations. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens DOE. However, as discussed, the increase in the fixed rate mortgage loan portfolio and the overall shortening of the portfolio duration profile as rates declined, along with the increase of the mortgage loan portfolio as an overall percentage of assets and the increased issuance of unswapped callable debt, caused the balance sheet to become slightly more liability sensitive.

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 basis points or 200 basis points will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

The net DOE increase of 0.1 in the up 200 basis point shock scenario during 2012 is generally a function of related factors mentioned previously and the relationship of the variable rate Agency MBS/CMOs and the purchased interest rate cap portfolio. We purchase interest rate caps to offset the impact of the embedded caps in the variable rate Agency MBS/CMOs. As expected, these interest rate caps are a satisfactory interest rate risk hedge and provide an off-setting risk response to the risk profile changes in the Agency variable rate CMOs. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. We purchased no new interest rate caps during 2012.

Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price increases as interest rates decline. When an instrument’s convexity profile decreases, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile increases, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. The variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

If at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though all DOE measurements are inside management’s operating range as of December 31, 2012, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.4 month and –0.3 month as of December 31, 2012 and 2011, respectively. Again, as discussed previously, the decrease (became more negative) in duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the declining interest rate environment. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

As mentioned previously, the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time is our primary strategy for and means of managing the interest rate risk for these assets. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics are frequently issued. The duration of callable bonds shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We may also use purchased interest rate caps, floors and swaptions to manage the duration of our assets and liabilities. For example, in order to manage our interest-rate risk in rising interest rate environments, we may purchase out-of-the-money caps to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage our overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; and (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 69 presents MVE as a percent of TRCS as of December 31, 2012 as well as information for previous periods for comparability. As of December 31, 2012, all scenarios are well within the specified limits and much of the relative level in the ratios during the two-year period covered by the table can be attributed to the increase in the fixed rate mortgage loan market values as rates have declined and the relative value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds.

Table 69

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
12/31/2012	167	165	158	161	160
09/30/2012	164	162	155	155	155
06/30/2012	151	150	145	147	149
03/31/2012	143	144	142	144	145
12/31/2011	142	140	136	139	141
09/30/2011	141	137	132	134	136
06/30/2011	137	138	136	139	137
03/31/2011	135	137	135	135	135

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. We currently employ derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For hedging relationships that are not designated for shortcut hedge accounting (see additional details in Note 1 – Summary of Significant Accounting Policies under Item 8), we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our long haul hedges. See Note 9 – Derivatives and Hedging Activities in the Notes to Financial Statements under Item 8 for information on effectiveness methods used. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Table 70 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2012 (in thousands):

Table 70

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,682,500	$(160,247)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(3,107)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,814,657	(323,759)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(4,429)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,011,320	(166,047)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,726,800	27,408
Fixed rate private-label MBS/ABS	Interest rate floor	Limit duration of equity risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	2,291
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	106,355	6
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,637,000	186,632
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	880,000	26,199
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,270,000	(324)
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	4,765,000	6,747
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	30,000	17
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	96,000	-
TOTAL				$24,392,632	$(408,613)

Table 71 presents the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation as of December 31, 2011 (in thousands):

Table 71

Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,228,828	$(220,853)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	36,000	(812)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	3,223,256	(346,886)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(5,075)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,111,320	(187,328)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	6,675,533	45,420
Fixed rate private-label MBS/ABS	Interest rate floor	Limit duration of equity risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	200,000	7,295
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	119,945	843
Consolidated Obligation Discount Notes
Fixed rate non-callable discount notes	Receive fixed, pay floating interest rate swap	Convert the discount note’s fixed rate to a variable rate	Fair Value Hedge	106,803	(20)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,780,000	229,919
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,096,000	35,453
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,920,000	18,050
Complex consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	248,000	1,178
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,135,000	(2,202)
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	70,000	19
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	136,000	-
TOTAL				$25,333,685	$(424,999)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-53 of this Form 10-K.

Audited Financial Statements

Tables 72 and 73 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2012 and 2011 (in thousands):

Table 72

	2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$119,202	$123,139	$124,379	$128,063
Interest expense	66,007	70,075	69,296	69,725
Net interest income	53,195	53,064	55,083	58,338
Provision for credit losses on mortgage loans	(22)	1,062	417	1,039
Net interest income after mortgage loan loss provision	53,217	52,002	54,666	57,299
Other non-interest income (loss)	(8,577)	(8,774)	(16,750)	(8,815)
Other non-interest expense	12,871	12,204	13,142	13,479
Assessments	3,177	3,103	2,479	3,502
NET INCOME/(LOSS)	$28,592	$27,921	$22,295	$31,503

Table 73

	2011
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$130,400	$137,627	$135,048	$143,412
Interest expense	74,246	77,185	80,149	83,981
Net interest income	56,154	60,442	54,899	59,431
Provision for credit losses on mortgage loans	(178)	327	344	565
Net interest income after mortgage loan loss provision	56,332	60,115	54,555	58,866
Other non-interest income (loss)	(9,022)	(49,502)	(7,135)	(12,669)
Other non-interest expense	12,122	13,164	15,136	13,359
Assessments	3,520	(250)	8,447	8,716
NET INCOME/(LOSS)	$31,668	$(2,301)	$23,837	$24,122

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of December 31, 2012. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level as of December 31, 2012.

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

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 74 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 74

Executive Officer	Age	Position Held
Andrew J. Jetter	57	President/Chief Executive Officer
David S. Fisher	57	SEVP/Chief Operating Officer
Mark E. Yardley	57	EVP/Chief Risk Officer
Sonia R. Betsworth	51	SVP/Director of Credit
Denise L. Cauthon	49	SVP/Chief Accounting Officer
Patrick C. Doran	52	SVP/General Counsel/Corporate Secretary
Dan J. Hess	47	SVP/Director of Member Products
Thomas E. Millburn	42	SVP/Chief Internal Audit Officer
William W. Osborn	47	SVP/Chief Financial Officer
Terence C. Wise	60	FVP/Director of Strategic Planning and Development

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

William W. Osborn became Senior Vice President and CFO in June 2010. Mr. Osborn joined the FHLBank in May 2006 as Director of Product, Profitability and Pricing. He was promoted to Director of Banking Strategies in January 2008, to FVP in April 2008 and to SVP in April 2009.

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

On December 13, 2012, we declared elected Neil F.M. McKay as an independent director, Thomas H. Olson, Jr. as a member director from the state of Colorado, and L. Kent Needham as a member director from the state of Kansas, as reported in our current report on Form 8-K filed with the SEC on December 13, 2012. Each of the foregoing directors will serve four year terms commencing as of January 1, 2013 and expiring on December 31, 2016.

The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the Bank Act and Finance Agency regulations, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. For 2013, the Finance Agency has designated our Board of Directors to consist of 15 directors, 9 of whom are to be member directors and 6 of whom are to be independent directors. Under the Finance Agency regulations, new and re-elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot serve more than three consecutive full terms. A director may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either be a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

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

Table 75 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 75

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership1
Harley D. Bergmeyer	71	Member	January 2011	December 2014	(b), (e)
Robert E. Caldwell, II	42	Independent	January 2004	December 2014	(b), (c) Vice Chair, (e) Chair, (f)
G. Bridger Cox	60	Member	January 2011	December 2015	(b), (c) Chair
James R. Hamby	61	Member	January 2007	December 2013	(a), (c), (f) Chair
Thomas E. Henning	60	Independent	April 2007	December 2015	(a), (b), (c), (d) Chair
Andrew C. Hove, Jr.	78	Independent	April 2007	December 2013	(a), (e), (f)
Michael B. Jacobson	59	Member	January 2012	December 2015	(a), (e)
Jane C. Knight	69	Independent	January 2004	December 2014	(d), (e)
Richard S. Masinton	71	Independent	April 2007	December 2013	(b) Chair, (c), (d)
Neil F. M. McKay	72	Independent	April 2007	December 2016	(a), (f)
L. Kent Needham	59	Member	January 2013	December 2016	(d), (e)
Mark J. O’Connor	48	Member	May 2011	December 2013	(b), (d), (f)
Thomas H. Olson, Jr.	47	Member	January 2013	December 2016	(a), (f)
Mark W. Schifferdecker	48	Member	January 2011	December 2014	(a) Chair, (b), (c), (d)
Bruce A. Schriefer	63	Member	January 2007	December 2015	(d), (e), (f)

1	Board of Director committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 15 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Harley D. Bergmeyer has been Chairman of First State Bank, Wilber, Nebraska, since 2007. Mr. Bergmeyer previously served as Chairman of the Bank of Yutan, Yutan, Nebraska, from 2004 through 2007. From 1977 through 2000, Mr. Bergmeyer served as President, Chairman & CEO of Saline State Bank, Wilber, Nebraska, and continued to serve as Chairman of Saline State Bank through 2007. Although the Board of Directors did not participate in Mr. Bergmeyer’s nomination since he is a member director, Mr. Bergmeyer possesses over 45 years of commercial and agricultural banking management experience, and prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Bergmeyer served as a member director of the FHLBank from January 2003 through December 2006.

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

G. Bridger Cox is the Chairman of our Board of Directors. Mr. Cox has been Chairman and President of Citizens Bank & Trust Company, Ardmore, Oklahoma, since 1996. Although the Board of Directors did not participate in Mr. Cox’s nomination since he is a member director, Mr. Cox is a graduate of the Stonier Graduate School of Banking at Rutgers University, possesses more than 30 years of banking management experience, has served on the board of directors of the Oklahoma Industrial Finance Authority and the Oklahoma Development Finance Authority, and has prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Cox served as a member director of the FHLBank from January 1998 through December 2006.

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

Andrew C. Hove, Jr., now retired, previously served as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation from 1991 to 2001, and prior to that he served as the Chairman and CEO of Minden Exchange Bank and Trust, Minden, Nebraska. Mr. Hove currently serves on the boards of directors of NeighborWorks Lincoln, Prairie Gold Homes in Lincoln, Nebraska and Great Western Bank, Sioux Falls, South Dakota. Mr. Hove also previously served on the board of directors of Sovereign Bank, Wyomissing, Pennsylvania, a public company, until 2009. The Board of Directors considered Mr. Hove’s qualifications, skills and attributes, including his experience as Chairman and CEO of a community bank, his experience as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation, his activities and affiliation with NeighborWorks Lincoln, and his prior service as an FHLBank director, when making his nomination.

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

Richard S. Masinton has been Executive Vice President of Quinn Capital, LLC, a private equity company in Leawood, Kansas since January 2009. Mr. Masinton previously served as Chief Financial Officer and Executive Vice President of Russell Stover Candies, a candy manufacturer, in Kansas City, Missouri, from 1996 until 2008. In January 2009, Mr. Masinton was elected to the board of directors of No More Homeless Pets Kansas City, an animal welfare charity. He also sits on the boards of directors of Eco-Choice Springwater, LLC and CRB Biosoft, LLC. Mr. Masinton previously retired from the boards of directors of OneNeck IT Services Corp in 2008 and Enterprise Financial Services Corporation, a publicly owned bank holding company, in 2007. He has also served on the board of advisors of the University of Kansas School of Business and on an advisory board at the University of Oklahoma School of Business. The Board of Directors considered Mr. Masinton’s qualifications, skills and attributes, including his Masters Degree in Accounting, Finance and Economics, his certification as a CPA, his experience on the board of a publicly owned bank holding company, including his seven years of experience as Chairman of the audit committee of such bank holding company, his 40 years of experience as a corporate executive, and his prior service as an FHLBank director, when making his nomination.

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

L. Kent Needham has served as Chairman of The First Security Bank, Overbrook, Kansas, since 2006 and President and CEO since 2008. Although the Board of Directors did not participate in Mr. Needham’s nomination since he is a member director, Mr. Needham possesses an MBA, is a graduate of the Colorado Graduate School of Banking, and has over 35 years of banking experience, including more than 20 years as CEO, that assists in his service as a director.

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

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Julesburg, Colorado, since 1998. Mr. Olson is currently a director and the President-elect of the Independent Bankers of Colorado, is Chairman of the Gateway Medical Foundation, and serves as a director of Points West Community Bank, Sidney, Nebraska, Fullerton National Bank, Fullerton, Nebraska, Lisco State Bank, Lisco, Nebraska, Bank of Estes Park, Estes Park, Colorado, First Nebraska Bancs, Inc., First National Financial, Lisco State Company, Woodstock Land & Cattle and Rush Creek Land & Livestock. Although the Board of Directors did not participate in Mr. Olson’s nomination since he is a member director, Mr. Olson possesses a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 20 years of banking experience, including more than 15 years as CEO, that assists in his service as a director.

Mark W. Schifferdecker has been President and CEO of The Girard National Bank, Girard, Kansas, since 2003. Although the Board of Directors did not participate in Mr. Schifferdecker’s nomination since he is a member director, Mr. Schifferdecker has experience as a CPA, possesses more than 10 years of experience as the CEO of a community bank, served more than 10 years as an auditor with KPMG, served six years on the board of directors of the Federal Reserve Bank of Kansas City, including two years as chairman of the Audit Committee, and served on the board of directors of Bankers’ Bank of Kansas, N.A., including one year as chairman, that assists in his service as a director.

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

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics has been posted on our website at www.fhlbtopeka.com. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the General Counsel of the FHLBank at One Security Benefit Place, Suite 100, Topeka, Kansas, 66606.

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker, the chairman of the Audit Committee, James R. Hamby, Thomas E. Henning, Andrew C. Hove, Jr., Michael B. Jacobson, Neil F.M. McKay and Thomas H. Olson, Jr.

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

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 – “Executive Compensation.”

Item 11. Executive Compensation

Compensation Discussion and Analysis
Overview of Previous Year Performance and Compensation: Our overall executive compensation philosophy is to attract, retain, and motivate highly-qualified executive officers who will advance: (1) our business objectives to promote our long-term growth and profitability in accordance with achievement of our long-term strategic objectives; and (2) our mission of supporting our members’ interests.

We continued to achieve our mission in 2012 as evidenced by our outstanding results. We met or exceeded all of our short-term and long-term objectives. These objectives were designed to drive our performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing financial stability over the long term.

The named executive officers in 2012 were comprised of the President and CEO, the Senior Executive Vice President and COO, the Executive Vice President and CRO, the Senior Vice President and General Counsel, and the Senior Vice President and CAO (the Named Executive Officers). In determining the appropriate total compensation package for our Named Executive Officers, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term individual and FHLBank-wide performance goals through incentive compensation.

In 2012, we demonstrated the value of our executive compensation philosophy by providing competitive compensation opportunities for our Named Executive Officers based on thoughtful adjustments to base salary and on incentive compensation achievable through our new Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives combined with deferral incentive awards to promote achievement of short- and long-term objectives.

In addition, our performance over the three-year performance period of our Long Term Incentive Plan (LTIP), commencing January 1, 2010 and concluding December 31, 2012, was outstanding as reflected by our achievement of meeting our Expense Growth goal and by significantly exceeding our Total Return goal. As discussed in more detail in this Compensation Discussion & Analysis section of Item 11, achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in exchange for their contribution to our overall success as part of their total compensation package.

Framework for Compensation Decisions: The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2012 included:
▪
Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including recommending performance goals for the EICP and our Transitional Long Term Incentive Plan (TLTIP);

▪	Approving the base salaries and salary adjustments of the COO, CRO, General Counsel, and CAO, as recommended by the CEO; and
▪	Recommending to the Board of Directors the base salary and salary adjustments of the CEO.

Elements of Executive Compensation in 2012: To implement our compensation objectives, the elements of our 2012 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) award opportunities under our LTIP; (4) retirement and other benefits; and (5) limited perquisites.

Annual Base Salary – A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and may be made in April following an analysis of our compensation practices and the FHLBank’s performance in the previous year, as well as projections for future years and other factors.

Annual and Deferred Cash Incentive Awards – Effective January 1, 2012, we adopted the EICP as a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives by us during three-year performance periods. The EICP establishes two performance periods. Named Executive Officers may earn an annual cash incentive during a “base performance period” and a deferred cash incentive during a “deferral performance period.” For each base performance period the Board will establish a total base opportunity for Named Executive Officers. The total base opportunity is equal to a percentage of each Named Executive officer’s annual base salary at the beginning of the base performance period, and is composed of the cash incentive and the deferred incentive. The EICP effectively combines our Executive Short Term Incentive Plan (ESTIP) and LTIP. We no longer sponsor the ESTIP previously in place to reward our Named Executive Officers’ achievement of annual goals that were aligned with our mission and business objectives. A detailed discussion related to the analysis undertaken in establishing the performance goals for the EICP is provided below under “Establishment of Performance Goals for Incentive Opportunities.”

Long Term Cash Incentive Awards – While the EICP long-term deferral component provides incentive awards for achievement of performance indicated through 2015, our Named Executive Officers were eligible as of December 31, 2012 for award opportunities based on the achievement of strategic goals over the three-year performance period of 2010-2012 under our LTIP. Cash incentive awards under the LTIP were tied to measures for our long-term growth and profitability, which were directly related to long-term strategic objectives during this three-year period for carrying out our mission.

A TLTIP was adopted to transition from our existing LTIP, during the three-year period commencing January 1, 2012 and ending December 31, 2014, to the newly adopted EICP. Thus, the LTIP remained in effect for the 2011-2013 performance period. Following the expiration of the 2011-2013 performance period on December 31, 2013, the TLTIP will provide long-term award opportunities for the 2012-2014 performance period. Following the expiration of the TLTIP, the EICP will provide deferred incentive opportunities to eligible employees for all periods thereafter. For detailed information about the terms of the EICP and the TLTIP, see our current report on Form 8-K filed with the SEC on December 21, 2011 to which the EICP is attached as Exhibit 10.1 and the TLTIP is attached as Exhibit 10.2.

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

In 2012, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer. Employees hired after January 1, 2009 are not eligible to participate in the DB Plan. However, because each of our Named Executive Officers was hired prior to January 1, 2009, each remains eligible to participate in the DB Plan.

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

As of December 31, 2012, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 87 under the column titled “Aggregate Balance at Last FYE.”

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

Perquisites – The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2012 are the personal use of an FHLBank-owned automobile for the President and spousal travel.

Categorical types of perquisites provided to the Named Executive Officers in 2012 are presented and detailed in the Summary Compensation Table (see Table 83 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Analysis of Compensation Decisions in 2012: For 2012, the Compensation Committee again determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that the Compensation Committee defined as our peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail below under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2012 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups (as described below); (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

The Compensation Committee also considered guidance and communications from its regulator, the Finance Agency, in determining total compensation for the Named Executive Officers as more specifically addressed below under “Finance Agency Oversight.”

Use of Benchmarks – We believe a key to attracting and retaining highly-qualified executive officers is the identification of the appropriate peer groups within which we must compete for executive talent. We have historically recruited nationally in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation to retain our Named Executive Officers, the Board of Directors (and/or Compensation Committee) has periodically retained compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey data reflecting potential comparator benchmarks for total compensation. Our Compensation Committee has used such survey data as guideposts in considering and determining competitive levels of base salary and total compensation for our Named Executive Officers among other factors as described above.

In 2012, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners. The Compensation Committee looked primarily to McLagan’s FHLBank Custom Compensation Survey and available pay data; and secondarily to a subset of McLagan’s proprietary survey database for financial services institutions. Based on advice of McLagan Partners, the Compensation Committee selected a subset of survey data within McLagan Partners’ proprietary survey database to reflect information about a more narrow survey group of comparator financial services institutions.

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

In 2012, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, the perceived performance of each Named Executive Officer and other factors as described above, including the performance of the FHLBank. As a result of the Compensation Committee’s consideration of these factors, the Compensation Committee recommended and the Board approved an increase to our CEO’s base salary effective April 1, 2012 of three percent from 2011. For the same reasons, the Compensation Committee determined to increase the base salaries for our COO and CRO by 2.5 percent and our General Counsel and CAO by five percent in 2012. These increases were generally consistent with increases of approximately three percent received by most of our other employees’ base salaries for 2012 due to the financial performance of the FHLBank and individual performance. Our General Counsel and CAO received higher increases in base salary for 2012 than the other Named Executive Officers as a result of market-based adjustments in comparison to survey data and in recognition of previous performance.

Establishment of Performance Goals for Incentive Award Opportunities in 2012: We believe that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote our mission. Thus, motivating our Named Executive Officers to accomplish business and financial short- and long-term goals that promote a high level of performance for our members is a key objective of our total compensation program. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver our desired results of operations in a highly competitive environment.

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are distributed only in accordance with such achievement. In 2012, we achieved this compensation objective through attainment of objectives under our EICP and attainment of long-term objectives over the three-year performance period of our LTIP that began in 2010.

EICP – Beginning in the fourth quarter of 2011, goal metrics, metric performance ranges and metric weights for award opportunities under the 2012 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management appropriately aligned the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed performance objectives, as appropriate, for 2012 before submitting the objectives to the Board of Directors for approval in December 2011.

For the Base Performance Period of January 1, 2012 to December 31, 2012, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of the FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity by level of participation. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferred Performance Period, which is the three-year period from January 1, 2013 to December 31, 2015, over which the FHLBank’s performance is measured based on specific parameters. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable two and a half months after the end of the Base Performance Period upon achievement of established Performance Measures, subject to approval by the Director of the Finance Agency.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance anywhere within these achievement levels at a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the annual award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their earned base salary. Table 76 presents the Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 76

	Total Base Opportunity			Cash Incentive			Deferred Incentive
Position	Threshold Award	Target Award	Optimum Award	Threshold Award	Target Award	Optimum Award	Threshold Award	Target Award	Optimum Award
CEO	60.0%	80.0%	100.0%	30.0%	40.0%	50.0%	30.0%	40.0%	50.0%
COO	45.0	65.0	85.0	22.5	32.5	42.5	22.5	32.5	42.5
CRO, General Counsel and CAO	30.0	50.0	70.0	15.0	25.0	35.0	15.0	25.0	35.0

The Total Base Opportunity Goal Metrics for 2012 are described in Table 77:

Table 77

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Class B Common Stock1
The spread between pre-hedging, pre-AHP adjusted return available for Class B Common Stock (weighted by the amount of Class B Common Stock outstanding each day) and the weighted average daily overnight Federal funds effective rate

Net Income After Capital Charge1	The dollar amount of adjusted income, but post-AHP assessment, which exceeds the cost of the required return on capital
Retained Earnings	The dollar amount of GAAP retained earnings as of 12/31/2012
Mission Product Utilization	Member usage of mission-oriented products consisting of AHP, CICA,HSP and JOBS programs
Risk Management – Market, Credit and Liquidity Risks
Management of FHLBank risks as determined by the weighted average rating by the Board of Directors in an annual evaluation of the Risk Appetite metrics in the areas of market, credit, and liquidity risks

Risk Management – Compliance, Business and Operations Risks
Management of FHLBank risks as determined by the weighted average rating by the Board of Directors in an annual evaluation of the Risk Appetite metrics in the areas of compliance, business and operations risks

1
As part of evaluating our financial performance and measuring EICP performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments; (2) items related to derivatives and hedging activities; and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as interest expense on mandatorily redeemable capital stock, prepayment fees, gain/loss on retirement of debt, realized or unrealized gain/loss on securities and amortization/accretion of premium/discount on unswapped MBS classified as trading. The result is referred to as adjusted income, which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as adjusted ROE spread. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for discussion of adjusted income and adjusted ROE.

The profit-oriented objectives of “Adjusted Return Spread on Class B Common Stock” and “Net Income After Capital Charge” (non-GAAP measures) were based on: (1) the belief that profitability is critical to the long-term viability of the organization; and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of our products and services. The “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, operations, market, credit, liquidity and capital risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value. Finally, the performance objective for “Mission Product Utilization” addresses the members’ usage of profit-generating products and non-profit-generating products, respectively.

Award levels were set at threshold, target and optimum percentages of annual base salary (except for the Risk Management objectives, as set forth in Table 78 below). See Table 85 for the results of achievement of each objective for each Named Executive Officer.

Table 78 sets forth the specific annual goal performance ranges and the actual achievement for each of our Total Base Opportunity Goal Metrics in 2012:

Table 78

Total Base Opportunity Goal Metrics		Annual Performance Range
Adjusted Return Spread on Class B Common Stock	Threshold	5.73%
	Target	9.84%
	Optimum	13.96%
	Achievement	11.36%
Net Income After Capital Charge	Threshold	$26,631,425
	Target	$53,262,850
	Optimum	$79,894,275
	Achievement	$75,012,872
Retained Earnings	Threshold	$404,426,667
	Target	$445,961,018
	Optimum	$487,495,369
	Achievement	$481,281,843
Mission Product Utilization1	Threshold	300
	Target	350
	Optimum	400
	Achievement	393
Risk Management – Market, Credit and Liquidity Risks (5.0 point scoring scale)	Threshold	2.5
	Target	3.0
	Optimum	5.0
	Achievement	4.86
Risk Management – Compliance, Business and Operations Risks (5.0 point scoring scale)	Threshold	2.5
	Target	3.0
	Optimum	5.0
	Achievement	4.45

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

As reflected in Table 78, 2012 was a strong year for the FHLBank regarding the achievement of our EICP base opportunity performance objectives.

Table 79 provides the: (1) metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2012; and (2) the 2012 goal achievement percentage for all goals.

Table 79

	Metric Weight
Performance Objective	CEO/ COO	CRO/ CAO	General Counsel
Adjusted Return Spread on Class B Common Stock	20%	10%	15%
Net Income After Capital Charge	20	10	15
Retained Earnings	10	20	10
Mission Product Utilization	10	10	10
Risk Management – Market, Credit, and Liquidity Risks	20	20	20
Risk Management – Compliance, Business, and Operations Risks	20	30	30

The final value of the Deferred Incentive portion of the Total Base Opportunity is measured by evaluating Deferred Incentive Goal Metrics as presented in Table 80, which provides a template of how amounts will be calculated for the calendar year 2013 to calendar year 2015:

Table 80

	Minimum	Threshold	Target	Maximum
Total Return1:	> 8/12 vs. FHLBanks	8/12 vs. FHLBanks	5/12 vs. FHLBanks	2/12 or 1/12 vs. FHLBanks
Deferred Incentive	$	$	$	$
Performance Measure Percentage	0%	75%	100%	125%
Weighting	0.375	0.375	0.375	0.375
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weighting)	$	$	$	$

Expense Growth2:	> 9/12 vs. FHLBanks	9/12 vs. FHLBanks	6/12 vs. FHLBanks	2/12 or 1/12 vs. FHLBanks
Deferred Incentive	$	$	$	$
Performance Measure Percentage	0%	75%	100%	125%
Weighting	0.25	0.25	0.25	0.25
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weighting)	$	$	$	$

MVE/TRCS3:	> 9/12 vs. FHLBanks	9/12 vs. FHLBanks	6/12 vs. FHLBanks	2/12 or 1/12 vs. FHLBanks
Deferred Incentive	$	$	$	$
Performance Measure Percentage	0%	75%	100%	125%
Weighting	0.375	0.375	0.375	0.375
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weighting)	$	$	$	$

Total Value (Dollar Value for Total Return + Dollar Value for Expense Growth + Dollar Value for MVE/TRCS)	$	$	$	$

Base Award Opportunity Percentage: Level 1 (40.0%) Level 2 (32.5%) Level 3 (25.0%)%		%	%	%
Total Base Award (Total Value x Base Award Opportunity Percentage)	$	$	$	$
__________
1
Total Return equals total dividends, plus the change in retained earnings, divided by average capital. For FHLBank Topeka, total dividends is defined as the sum of the actual dividends paid on required Class A Common Stock and all Class B Common Stock during the three-year performance period; change in retained earnings is defined as the change in retained earnings from December 31, 2012 to December 31, 2015; and average capital is defined as the average daily ending balance of required Class A Common Stock and all Class B Common Stock for dates starting with January 1, 2013 and ending December 31, 2015. For the other FHLBanks, unless determined otherwise by the Compensation Committee, total dividends is defined as all dividends paid on all capital stock during the three-year period; change in retained earnings is defined as the change in retained earnings from December 31, 2012 to December 31, 2015; and average capital is defined as the average daily ending balance of all capital stock outstanding for dates starting with January 1, 2013 and ending December 31, 2015. For performance comparison purposes, we will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking first out of the 12 FHLBanks.

2
Expense Growth is the dollar amount of the change in operating expenses (including salaries and benefits, costs of quarters and other operating expenses) at FHLBank Topeka from calendar year 2012 to calendar year 2015. For performance comparison purposes, we will be ranked against the other FHLBanks, with the lowest increase (or greatest decrease) being the best performance, and a first out of the 12 FHLBanks being the highest ranking.

3
MVE/TRCS is calculated by dividing base case MVE by TRCS (calculated as total regulatory capital minus retained earnings) calculated at the end of the Performance Period. For performance comparison purposes, we will be ranked against the other FHLBanks, with the highest MVE/TRCS being the best performance, and ranking first out of the 12 FHLBanks.

For any Performance Period, a Final Award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee or under any of the following circumstances: (1) we receive a cumulative “3” or “4” rating in our Finance Agency examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety-soundness problem or a serious, material risk management deficiency exists; (3) during the most recent Finance Agency examination, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, the Final Award shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP.

LTIP – Under the LTIP for January 1, 2010 – December 31, 2012, the achievement of base award opportunities is measured over a three-year performance period. Table 81 presents the Base Award Opportunity Percentage for each Named Executive Officer eligible to participate in the Performance Period under the LTIP for January 1, 2010 – December 31, 2012:

Table 81

Named Executive Officer1	Level	2010-2012 Base Award Opportunity Percentage	2010-2012 Base Award Opportunity Percentage Achieved
Andrew J. Jetter	Level I	40%	51.25%
David S. Fisher	Level II	30	38.44
Mark E. Yardley	Level II	30	38.44
Patrick C. Doran	Level III	20	25.62

1	The CAO was not eligible to participate in the Performance Period under the LTIP for January 1, 2010 – December 31, 2012; thus, no Base Award Opportunity Percentage is listed.

The weighted average achievement for the 2010-2012 performance goals was 128.125 percent. The metric weight for the 2010-2012 performance goals as a percent of the total LTIP award opportunity for all Named Executive Officers and the 2010-2012 goal achievement percentage is included in Table 82:

Table 82

Objective	Metric Weight	2010-2012 Goal Achievement Percentage
Total Return	75%	137.5%
Expense Growth	25	100.0

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2012 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2012, particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

See “Potential Payments Upon Termination or Change in Control” in this Item 11 for more information related to potential payouts on termination or change in control attributable to each Named Executive Officers as of December 31, 2012.

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

On April 14, 2011, the Finance Agency issued a joint proposed rule, along with six other federal financial regulators, that could impose additional requirements and restrictions on incentive compensation for our Named Executive Officers. We have taken the proposed rule into consideration in adopting our EICP, effective January 1, 2012. However, it is unknown what requirements will ultimately be enacted by the Finance Agency.

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

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chair
Harley D. Bergmeyer
Robert E. Caldwell II
G. Bridger Cox
Thomas E. Henning
Mark J. O’Connor
Mark W. Schifferdecker

Table 83 presents the Summary Compensation Table for the Named Executive Officers.

Table 83

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation1	Change in Pension Value and Nonqualified Deferred Compensation Earnings2	All Other Compensation3	Total
Andrew J. Jetter4	2012	$646,350	$604,913	$813,382	$55,075	$2,119,720
President & CEO	2011	627,500	606,062	1,169,289	55,792	2,458,643
	2010	609,226	416,210	791,982	49,001	1,866,419
David S. Fisher5	2012	427,875	319,683	206,265	43,805	997,628
SEVP & COO	2011	416,925	324,486	214,844	40,026	996,281
	2010	404,726	226,227	141,859	30,982	803,794
Mark E. Yardley6	2012	320,925	217,346	399,674	32,748	970,693
EVP & CRO	2011	312,675	226,287	609,535	30,723	1,179,220
	2010	303,476	169,632	404,807	27,447	905,362
Patrick C. Doran7	2012	266,675	145,549	111,128	21,880	545,232
SVP & General Counsel	2011	255,025	151,455	134,988	20,033	561,501
	2010	247,276	107,503	73,510	21,106	449,395
Denise L. Cauthon8	2012	200,275	63,268	168,000	19,175	450,718
SVP & CAO	2011	189,750	71,559	250,000	14,999	526,308
	2010	174,584	75,900	125,000	15,671	391,155

1
All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s ESTIP (for 2010 and 2011), EICP (for 2012), and LTIP (for the 2008-2010, 2009-2011, and 2010-2012 performance periods in 2010, 2011, and 2012, respectively). Ms. Cauthon became eligible for the ESTIP effective May 26, 2010 and was not a participant in the 2009-2011 LTIP or the 2010-2012 LTIP.

2
The Change in Pension Value and Nonqualified Deferred Compensation Earnings includes above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation balance as of January 1, 2012 by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

3	The 2012 components of All Other Compensation are provided in Table 84.
4
Above market earnings attributable to the BEP for Mr. Jetter were $29,382, $15,289 and $12,982 for 2012, 2011 and 2010, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $182,000, $310,000 and $154,000 for 2012, 2011 and 2010, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $602,000, $844,000 and $625,000 for 2012, 2011 and 2010, respectively.

5
Above market earnings attributable to the BEP for Mr. Fisher were $9,265, $3,844 and $1,859 for 2012, 2011 and 2010, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $74,000, $84,000 and $48,000 for 2012, 2011 and 2010, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $123,000, $127,000 and $92,000 for 2012, 2011 and 2010, respectively.

6
Above market earnings attributable to the BEP for Mr. Yardley were $16,674, $8,535 and $6,807 for 2012, 2011 and 2010, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $200,000, $344,000 and $173,000 for 2012, 2011 and 2010, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $183,000, $257,000 and $225,000 for 2012, 2011 and 2010, respectively.

7
Above market earnings attributable to the BEP for Mr. Doran were $2,128, $988 and $510 for 2012, 2011 and 2010, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $72,000, $92,000 and $45,000 for 2012, 2011 and 2010, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $37,000, $42,000 and $28,000 in 2012, 2011 and 2010, respectively.

8
The aggregate change in the value of Ms. Cauthon’s accumulated benefit under the FHLBank’s DB Plan was $149,000, $246,000 and $125,000 for 2012, 2011 and 2010, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $19,000 and $4,000 for 2012 and 2011, respectively. Ms. Cauthon did not participate in the defined contribution portion of the BEP during 2010.

Table 84 presents the components of “All Other Compensation” for 2012 as summarized in Table 83.

Table 84

Named Executive Officer	Perquisites and Personal Benefits1	Individual Disability Insurance	Life Insurance Premiums	Long Term Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Andrew J. Jetter	$-	$6,732	$1,444	$923	$15,000	$30,880	$96	$55,075
David S. Fisher	-	6,457	907	923	14,700	20,722	96	43,805
Mark E. Yardley	-	3,946	674	923	15,000	12,109	96	32,748
Patrick C. Doran	-	-	533	853	15,000	5,398	96	21,880
Denise L. Cauthon	-	-	399	639	15,000	3,041	96	19,175

1	Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual.

Table 85 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 85

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards1
Name	Plan	Threshold	Target	Maximum
Andrew J. Jetter	EICP-Cash Incentive	$189,630	$252,840	$316,050
President & CEO	EICP-Deferred Incentive Opportunity2	189,630	252,840	316,050
	TLTIP (2012-2014)	189,630	252,840	316,050
David S. Fisher	EICP-Cash Incentive	94,500	136,500	178,500
SEVP & COO	EICP-Deferred Incentive Opportunity2	94,500	136,500	178,500
	TLTIP (2012-2014)	102,375	136,500	170,625
Mark E. Yardley	EICP-Cash Incentive	47,250	78,750	110,250
EVP & CRO	EICP-Deferred Incentive Opportunity2	47,250	78,750	110,250
	TLTIP (2012-2014)	59,063	78,750	98,438
Patrick C. Doran	EICP-Cash Incentive	38,550	64,250	89,950
SVP & General Counsel	EICP-Deferred Incentive Opportunity2	38,550	64,250	89,950
	TLTIP (2012-2014)	48,188	64,250	80,313
Denise L. Cauthon	EICP-Cash Incentive	28,950	48,250	67,550
SVP & CAO	EICP-Deferred Incentive Opportunity2	28,950	48,250	67,550
	TLTIP (2012-2014)	36,188	48,250	60,313

1
Amounts reflected for the EICP and TLTIP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2012. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity and TLTIP are payable in the year following the end of the three-year performance period. See discussion under EICP and TLTIP under this Item 11 for a description of the terms of the EICP and TLTIP and future payouts.

2	The final value of the EICP-Deferred Incentive Opportunity may be $0 if threshold metrics are not met, 75 percent of initial deferral at threshold, 100 percent at target and 125 percent at maximum.

Forfeiture Provisions – A Named Executive Officer, in the discretion of the Compensation Committee, may be required to forfeit an award earned under the EICP if the Named Executive Officer is: (1) discharged from employment with the FHLBank for Good Cause as defined under the EICP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his employment or following his termination; (3) discloses confidential information of the FHLBank; or (4) refuses to report to the FHLBank any discoveries or improvements conceived by the Named Executive Officer during the course of employment that relate to the business of the FHLBank.

“Transitional” Long- Term Incentive Plan: The TLTIP provides eligible executive officers the opportunity to earn long-term incentive compensation based on our attainment of certain financial goals determined by the Compensation Committee and the Board of Directors. The Compensation Committee, in consultation with the CEO, is responsible for administering the TLTIP and has the full authority to construe, interpret, implement, and administer the TLTIP in such capacity.

The identities of the individual employees eligible for participation under the TLTIP will be recommended by the CEO to the Compensation Committee for approval for the Performance Period. “Performance Period” is defined under the TLTIP as a three-year period, extending from January 1, 2012 to December 31, 2014. Eligibility under the TLTIP is limited to the CEO and senior officers who are recommended by the CEO.

In 2012, a participant’s award under the TLTIP equaled the Base Award Opportunity, which means the total award that may be earned during the Performance Period for achieving Target performance levels under each Performance Measure, plus any discretionary awards that may be recommended by the CEO to the Compensation Committee for any Level II and/or Level III participant for extraordinary performance (the “Final Award”). The Final Award earned by a participant in the plan will be paid out by a single cash payment after the end of the Performance Period.

The Base Award opportunity Percentage for each Named Executive Officer that was eligible to participate in the TLTIP for the Performance period beginning January 1, 2012 and ending December 31, 2014 is:

Andrew J. Jetter	40.0%
David S. Fisher	32.5%
Mark E. Yardley	25.0%
Patrick C. Doran	25.0%
Denise L. Cauthon	25.0%

The TLTIP uses a formula based on FHLBank’s Performance Measures for the Performance Period, which are set by the Compensation Committee. The metric weight for the 2012-2014 performance goals as a percent of the total TLTIP award opportunity for all Named Executive Officers is as follows:

Total Return	37.5%
Expense Growth	25.0%
Total Regulatory Capital Stock (TRCS)	37.5%

For the Performance Period, a Final Award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee or under any of the following circumstances:
(1)	We receive a cumulative “3” or “4” rating in our Finance Agency examination, in any single year during the Performance Period;
(2)	We find a serious, material safety-soundness problem, or a serious, material risk-management deficiency exists, or if:
(i)	Operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or data used to determine incentive payouts;
(ii)	Submission of material information to certain government agencies is past due; or
(iii)	We fail to make sufficient progress in the timely remediation of significant examination, monitoring or other supervisory findings;
(3)
During its most recent examination, the Finance Agency identifies an unsafe or unsound practice or condition that is material to our financial operation within the participant’s areas of responsibility and that unsafe or unsound practice or condition is not subsequently resolved by the last day of the Performance Period; or

(4)	A given participant does not achieve “satisfactory” individual achievement levels during the applicable Performance Period.
The determination of whether performance is deemed “satisfactory” is in the sole discretion of the Compensation Committee. Additionally, the Final Award shall be reduced by one-third for each year during the Performance Period in which we have negative net income, as defined and in accordance with GAAP.

Pension Benefits: Table 86 presents the 2012 Pension Benefits Table for the Named Executive Officers.

Table 86

Name	Plan Name	Number of Years of Credited Services	Present Value Of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	24.583	$1,351,000	$-
President & CEO	FHLBank Benefit Equalization Plan	24.583	4,186,000	-
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	5.917	289,000	-
SEVP & COO	FHLBank Benefit Equalization Plan	5.917	476,000	-
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	27.250	1,537,000	-
EVP & CRO	FHLBank Benefit Equalization Plan	27.250	1,368,000	-
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	7.667	309,000	-
SVP & General Counsel	FHLBank Benefit Equalization Plan	7.667	160,000	-
Denise L. Cauthon	Pentegra Defined Benefit Plan for Financial Institutions	22.333	894,000	-
SVP & CAO	FHLBank Benefit Equalization Plan	22.333	23,000	-

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

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Three Named Executive Officer participants (Mr. Jetter, Mr. Yardley and Ms. Cauthon) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $250,000 on earnings for 2012. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415 (b)(1)(A) benefit limit is $200,000 for 2012. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50, otherwise benefits are paid in installments.

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

Our contributions to the DB Plan through June 30, 2012, represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $3,419,000 in 2012. The DB Plan is a multiemployer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2012. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 4.05 percent interest. The present value of benefits accrued after September 1, 2003 are multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 4.05 percent interest. As of December 31, 2012, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2000 RP Mortality table (generational mortality table); (3) a 5.06 percent average salary increase adjustment; and (4) a 3.75 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation: Table 87 presents the 2012 Nonqualified Deferred Compensation Table for the Named Executive Officers. Our fiscal year (FY) is 2012, with a fiscal year end (FYE) of December 31, 2012.

Table 87

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY2	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE2
Andrew J. Jetter President & CEO	$30,880	$15,440	$60,159	$-	$1,179,335
David S. Fisher SEVP & COO	20,722	36,038	20,373	-	424,284
Mark E. Yardley EVP & CRO	12,109	20,181	34,493	-	682,458
Patrick C. Doran SVP & General Counsel	5,398	5,398	4,748	-	100,027
Denise L. Cauthon SVP & CAO	3,041	4,054	39	-	7,134

1	All amounts are also included in the salary column of the Summary Compensation Table.
2
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each NEOin the Executive Group in our Summary Compensation Tables for previous years (2006-2011) was $66,819 for Mr. Jetter, $6,560 for Mr. Fisher, $24,792 for Mr. Yardley, and $2,168 for Mr. Doran. The amounts reported as preferential (above market) earnings for the current year are presented in Table 83.

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

The Supplemental Thrift Plan allows Named Executive Officers to receive a rate of return based on our return on equity for the previous year. For 2012, the rate of return earned on the Supplemental Thrift Plan was 5.36 percent, which was our return on equity for 2011.

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

Potential Payments Upon Termination/Change in Control: Table 88 represents a description of the elements of potential payments upon termination or change in control and the total amount that would be payable to the Named Executive Officers as of December 31, 2012 had their employment been terminated unless on or prior to that date: (1) the Named Executive Officer voluntarily terminated employment; (2) the Named Executive Officer’s employment was terminated by the FHLBank for misconduct; or (3) the Named Executive Officer accepted employment elsewhere or refused other employment offered by the FHLBank at or before the time of termination. Additional material conditions to the receipt of severance payments upon termination or change of control are discussed under “Severance Benefits” in the Compensation Discussion and Analysis section of this Item 11.

All termination payment amounts are payable as a lump sum. The total termination payment amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis section of this Item 11, any earned but unpaid incentive awards, the respective aggregate balance that would be payable under our nonqualified deferred compensation plans within ninety days of a Named Executive Officer’s termination of employment due to death, disability or retirement, and the payment that may be due under our BEP, as described under Pension Benefits in this Item 11, upon a change in control as defined in the BEP, each as of December 31, 2012.

Table 88

Officer	Severance Amount1	Earned and Unpaid 2012 Incentive Awards	Deferred Compensation Payable	Payout Under BEP	Total Termination Payment Amount
Andrew J. Jetter	$651,100	$604,913	$1,179,335	$4,186,000	$6,621,348
David S. Fisher	322,875	319,683	424,284	476,000	1,542,842
Mark E. Yardley	242,175	217,346	682,458	1,368,000	2,509,979
Patrick C. Doran	134,950	145,549	100,027	160,000	540,526
Denise L. Cauthon	101,350	63,268	7,134	23,000	194,752

1	Severance amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis under this Item 11.

Director Compensation: Table 89 presents the Director Compensation Table for our 2012 Board of Directors.

Table 89

Name	Fees Earned or Paid in Cash
Michael M. Berryhill	$85,000
Harley D. Bergmeyer	75,000
Robert E. Caldwell II	85,000
G. Bridger Cox	75,000
James R. Hamby	85,000
Thomas E. Henning	85,000
Andrew C. Hove, Jr.	75,000
Michael B. Jacobson	75,000
Jane C. Knight	75,000
Richard S. Masinton	85,000
Neil F. M. McKay	75,000
Mark J. O’Connor	75,000
Mark W. Schifferdecker	75,000
Bruce A. Schriefer	75,000
Ronald K. Wente	100,000

Director Fees – The Board establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2012 Board of Directors Compensation Policy (2012 Policy) was adopted December 15, 2011 and became effective January 1, 2012. The policy was amended effective June 28, 2012, to allow for decreases in compensation to reflect lesser attendance or performance by a director at board or committee meetings. This policy was established in accordance with the Bank Act and Finance Agency regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. Our 2012 Policy provided that directors shall be paid a meeting fee for each day in attendance at a regular meeting of the Board of Directors up to a maximum annual compensation amount as set forth in the 2012 Policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan Partners. FHLBank director compensation that was established by the Board under the 2012 Policy reflected this analysis. The 2013 Policy establishes annual compensation limits of $100,000 for the Chairman, $85,000 for the Vice Chairman and Committee Chairs and $75,000 for all other directors.

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

Total travel expenses in the amount of $204,000 were paid for our directors in 2012 for travel integrally and directly related to the performance of the directors’ duties.

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

Table 90 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 13, 2013. Of these stockholders, no officer or director currently serves on our Board of Directors.

Table 90

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,739,000	12.8%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,307,843	9.6
TOTAL				3,046,843	22.4%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 91 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 13, 2013, for member institutions whose officers or directors served as our directors as of March 13, 2013:

Table 91

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
FirstBank	10403 W. Colfax Ave	Lakewood	CO	67,383	0.5%
Girard National Bank	100 E Forest	Girard	KS	43,506	0.3
Vision Bank	1800 Arlington St	Ada	OK	29,564	0.2
First State Bank Nebraska	4915 Old Cheney Rd	Lincoln	NE	22,248	0.2
NebraskaLand National Bank	121 N. Dewey	North Platte	NE	17,151	0.1
Citizens Bank & Trust Co	1100 N Commerce	Ardmore	OK	9,818	0.1
Points West Community Bank	841 Illinois St	Sidney	NE	7,743	0.1
Points West Community Bank	100 E. 3rd St	Julesburg	CO	5,303	0.1
Fullerton National Bank	406 Broadway	Fullerton	NE	3,911	0.0
Bankers’ Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,720	0.0
Bank of Estes Park	255 Park Lane	Estes Park	CO	2,216	0.0
First Security Bank	312 Maple	Overbrook	KS	1,524	0.0
Lisco State Bank	102 Coldwater	Lisco	NE	1,047	0.0
TOTAL				214,134	1.6%

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

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between the FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding. Our products and services include: (1) credit products (i.e., line of credit, advances, letters of credit, standby credit facility and derivative transactions); (2) MPF Program products; (3) Housing and Community Development Program products; and (4) other services (i.e., deposit accounts, wire transfer services, safekeeping services, consolidated obligation direct placement and unsecured credit transactions permissible under the RMP.

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

As of March 15, 2013, all members of our Audit Committee were independent under the Finance Agency’s audit committee independence criteria and under the independence criteria of Section 10A(m) of the Exchange Act.

The Finance Agency’s criteria for audit committee independence are posted on the corporate governance page of our website at www.fhlbtopeka.com.

Item 14: Principal Accounting Fees and Services

The Audit Committee’s policy is to pre-approve all audit, audit-related and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2012 and 2011. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 92 sets forth the aggregate fees we were billed for the years ended December 31, 2012 and 2011 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 92

	2012	2011
Audit fees	$636	$697
Audit-related fees	93	49
Tax fees	-	-
All other fees	-	-
TOTAL	$729	$746

Audit fees during the years ended December 31, 2012 and 2011 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q.

Audit-related fees during the years ended December 31, 2012 and 2011 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2012 and 2011, we were assessed $30,000 and $24,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2012 and 2011.

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2012, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence.

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

10.5	Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge).
10.6	Exhibit 10.8 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.6.
10.7*	Exhibit 10.10 to the 2010 Annual Report on Form 10-K, filed March 24, 2011, Federal Home Loan Bank of Topeka Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.7.
10.8*	Federal Home Loan Bank of Topeka Executive Incentive Compensation Plan, amended December 14, 2012.
10.9*	Federal Home Loan Bank of Topeka 2012 Executive Incentive Compensation Plan Targets.
10.10*	Federal Home Loan Bank of Topeka 2013 Executive Incentive Compensation Plan Targets.
10.11*	Exhibit 10.3 to the Current Report on Form 8-K, filed December 21, 2011, Federal Home Loan Bank of Topeka “Transitional” Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.9.
10.12*
Exhibit 10.1 to the Current Report on Form 8-K, filed December 19, 2012, 2013 Federal Home Loan Bank of Topeka Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.10.

12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Federal Home Loan Bank of Topeka Code of Ethics, amended December 14, 2012.
24	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer and Senior Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Topeka Audit Committee Charter, amended December 14, 2012.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.

*      Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: March 15, 2013	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 15, 2013
Andrew J. Jetter	(Principal Executive Officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 15, 2013
Denise L. Cauthon	(Principal Financial Officer and Principal Accounting Officer)

/s/G. Bridger Cox*	Chairman of the Board of Directors	March 15, 2013
G. Bridger Cox

/s/Robert E. Caldwell, II*	Vice Chairman of the Board of Directors	March 15, 2013
Robert E. Caldwell, II

/s/Harley D. Bergmeyer*	Director	March 15, 2013
Harley D. Bergmeyer

/s/James R. Hamby*	Director	March 15, 2013
James R. Hamby

/s/Thomas E. Henning*	Director	March 15, 2013
Thomas E. Henning

/s/Andrew C. Hove, Jr. *	Director	March 15, 2013
Andrew C. Hove, Jr.

/s/Michael B. Jacobson*	Director	March 15, 2013
Michael B. Jacobson

/s/Jane C. Knight*	Director	March 15, 2013
Jane C. Knight

/s/Richard S. Masinton*	Director	March 15, 2013
Richard S. Masinton

/s/Neil F. M. McKay*	Director	March 15, 2013
Neil F. M. McKay

/s/L. Kent Needham*	Director	March 15, 2013
L. Kent Needham

/s/Mark J. O’Connor*	Director	March 15, 2013
Mark J. O’Connor

/s/Thomas H. Olson, Jr.*	Director	March 15, 2013
Thomas H. Olson, Jr.

/s/Mark W. Schifferdecker*	Director	March 15, 2013
Mark W. Schifferdecker

/s/Bruce A. Schriefer*	Director	March 15, 2013
Bruce A. Schriefer

*	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

 /s/Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

/s/Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the "FHLBank") at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Dallas, Texas
March 15, 2013

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	December 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks (Note 3)	$369,997	$116,041
Interest-bearing deposits	455	42
Securities purchased under agreements to resell	1,999,288	-
Federal funds sold	850,000	1,040,000

Investment securities:
Trading securities (Note 4)	2,764,918	4,559,163
Held-to-maturity securities1 (Note 4)	5,159,750	4,977,332
Total investment securities	7,924,668	9,536,495

Advances (Notes 5, 7, 18)	16,573,348	17,394,399

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Notes 6, 7, 18)	5,945,933	4,936,805
Less allowance for credit losses on mortgage loans (Note 7)	(5,416)	(3,473)
Mortgage loans held for portfolio, net	5,940,517	4,933,332

Accrued interest receivable	77,445	85,666
Premises, software and equipment, net	8,874	11,379
Derivative assets (Note 8)	25,166	14,038
Other assets (Note 17)	48,869	58,790

TOTAL ASSETS	$33,818,627	$33,190,182

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Notes 9, 18)	$1,117,627	$958,445
Non-interest-bearing (Notes 9, 18)	64,330	38,926
Total deposits	1,181,957	997,371

Consolidated obligations, net:
Discount notes (Notes 10, 17)	8,669,059	10,251,108
Bonds (Notes 10, 17)	21,973,902	19,894,483
Total consolidated obligations, net	30,642,961	30,145,591

Overnight loans from other FHLBanks	-	35,000
Mandatorily redeemable capital stock (Note 13)	5,665	8,369
Accrued interest payable	81,801	96,237
Affordable Housing Program (Note 11)	31,198	31,392
Derivative liabilities (Note 8)	123,414	140,213
Other liabilities (Notes 15, 17)	31,150	34,562

TOTAL LIABILITIES	32,098,146	31,488,735

Commitments and contingencies (Notes 1, 5, 6, 7, 8, 10, 11, 13, 15, 17)

1     Fair value: $5,192,330 and $4,967,585 as of December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION (continued)
(In thousands, except par value)
	December 31,	December 31,
	2012	2011
Capital:
Capital stock outstanding - putable:
Class A ($100 par value; 4,053 and 5,373 shares issued and outstanding) (Notes 13, 18)	$405,304	$537,304
Class B ($100 par value; 8,592 and 7,905 shares issued and outstanding) (Notes 13, 18)	859,152	790,523
Total capital stock	1,264,456	1,327,827

Retained earnings:
Unrestricted	453,346	395,588
Restricted (Note 13)	27,936	5,873
Total retained earnings	481,282	401,461

Accumulated other comprehensive income (loss) (Note 14)	(25,257)	(27,841)

TOTAL CAPITAL	1,720,481	1,701,447

TOTAL LIABILITIES AND CAPITAL	$33,818,627	$33,190,182

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2012	2011	2010
INTEREST INCOME:
Interest-bearing deposits	$513	$204	$230
Federal funds sold and securities purchased under agreements to resell	4,027	2,219	4,826
Trading securities (Note 4)	69,244	81,388	90,884
Held-to-maturity securities (Note 4)	70,244	99,094	148,223
Advances (Note 5)	148,032	154,536	194,878
Prepayment fees on terminated advances (Note 5)	6,528	10,978	14,575
Mortgage loans held for sale (Note 6)	-	2,142	-
Mortgage loans held for portfolio (Note 6)	194,363	193,686	173,756
Other	1,832	2,240	2,639
Total interest income	494,783	546,487	630,011

INTEREST EXPENSE:
Deposits (Note 9)	1,511	2,594	2,805
Consolidated obligations:
Discount notes (Note 10)	9,237	9,591	21,017
Bonds (Note 10)	264,134	302,765	355,164
Securities sold under agreements to repurchase	-	-	3
Mandatorily redeemable capital stock (Note 13)	41	174	346
Other	180	437	800
Total interest expense	275,103	315,561	380,135

NET INTEREST INCOME	219,680	230,926	249,876
Provision for credit losses on mortgage loans (Note 7)	2,496	1,058	1,582
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	217,184	229,868	248,294

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(5,105)	(13,686)	(17,778)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	3,445	8,975	13,744
Net other-than-temporary impairment losses on held-to-maturity securities	(1,660)	(4,711)	(4,034)
Net gain (loss) on trading securities (Note 4)	(28,048)	20,772	14,425
Net gain (loss) on derivatives and hedging activities (Note 8)	(21,478)	(108,743)	(174,674)
Net gain (loss) on mortgage loans held for sale (Note 6)	-	4,425	-
Standby bond purchase agreement commitment fees	4,687	4,064	3,219
Letters of credit fees	3,079	3,347	3,406
Other	504	2,518	2,964
Total other income (loss)	(42,916)	(78,328)	(154,694)

OTHER EXPENSES:
Compensation and benefits (Note 15)	29,231	28,604	26,365
Other operating (Note 17)	12,866	13,857	13,844
Finance Agency	3,117	4,039	1,866
Office of Finance	2,287	2,236	1,922
Other	4,195	5,045	3,902
Total other expenses	51,696	53,781	47,899

INCOME (LOSS) BEFORE ASSESSMENTS	122,572	97,759	45,701

Affordable Housing Program (Note 11)	12,261	8,611	3,766
REFCORP (Note 12)	-	11,822	8,387
Total assessments	12,261	20,433	12,153

NET INCOME	$110,311	$77,326	$33,548

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2012	2011	2010
Net income	$110,311	$77,326	$33,548

Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(4,634)	(12,144)	(16,398)
Reclassification of non-credit portion included in net income	1,189	3,169	2,654
Accretion of non-credit portion	6,358	4,507	4,172
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	2,913	(4,468)	(9,572)

Defined benefit pension plan:
Net gain (loss)	(661)	(1,020)	(1,586)
Amortization of net loss	332	319	353
Amortization of prior service cost	-	-	(6)
Total defined benefit pension plan	(329)	(701)	(1,239)

Total other comprehensive income (loss)	2,584	(5,169)	(10,811)

TOTAL COMPREHENSIVE INCOME	$112,895	$72,157	$22,737

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock1									Accumulated
	Class A		Class B		Total		Retained Earnings			Other
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Comprehensive Income (Loss)	Total Capital
BALANCE - DECEMBER 31, 2009	2,936	$293,554	13,091	$1,309,142	16,027	$1,602,696	$355,075	$-	$355,075	$(11,861)	$1,945,910
Proceeds from issuance of capital stock	48	4,797	1,031	103,106	1,079	107,903					107,903
Repurchase/redemption of capital stock	-	-	(137)	(13,720)	(137)	(13,720)					(13,720)
Comprehensive income (loss)							33,548	-	33,548	(10,811)	22,737
Net reclassification of shares to mandatorily redeemable capital stock	(1,224)	(122,362)	(1,567)	(156,674)	(2,791)	(279,036)					(279,036)
Net transfer of shares between Class A and Class B	4,174	417,397	(4,174)	(417,397)	-	-					-
Dividends on capital stock (Class A - 0.6%, Class B - 3.0%):
Cash payment							(316)		(316)		(316)
Stock issued			366	36,553	366	36,553	(36,553)		(36,553)		-
BALANCE - DECEMBER 31, 2010	5,934	593,386	8,610	861,010	14,544	1,454,396	351,754	-	351,754	(22,672)	1,783,478
Proceeds from issuance of capital stock	65	6,468	1,803	180,260	1,868	186,728					186,728
Repurchase/redemption of capital stock	(343)	(34,272)	(49)	(4,934)	(392)	(39,206)					(39,206)
Comprehensive income (loss)							71,453	5,873	77,326	(5,169)	72,157
Net reclassification of shares to mandatorily redeemable capital stock	(1,747)	(174,660)	(1,267)	(126,688)	(3,014)	(301,348)					(301,348)
Net transfer of shares between Class A and Class B	1,464	146,382	(1,464)	(146,382)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.2%):
Cash payment							(362)		(362)		(362)
Stock issued			272	27,257	272	27,257	(27,257)		(27,257)		-
BALANCE - DECEMBER 31, 2011	5,373	537,304	7,905	790,523	13,278	1,327,827	395,588	5,873	401,461	(27,841)	1,701,447
Proceeds from issuance of capital stock	44	4,421	4,307	430,682	4,351	435,103					435,103
Repurchase/redemption of capital stock	(1,283)	(128,329)	(186)	(18,667)	(1,469)	(146,996)					(146,996)
Comprehensive income (loss)							88,248	22,063	110,311	2,584	112,895
Net reclassification of shares to mandatorily redeemable capital stock	(660)	(65,986)	(3,157)	(315,697)	(3,817)	(381,683)					(381,683)
Net transfer of shares between Class A and Class B	579	57,894	(579)	(57,894)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(285)		(285)		(285)
Stock issued			302	30,205	302	30,205	(30,205)		(30,205)		-
BALANCE DECEMBER 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$110,311	$77,326	$33,548
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(25,103)	(32,919)	(20,622)
Concessions on consolidated obligations	18,125	12,276	16,557
Premiums and discounts on investments, net	(1,665)	(2,210)	(2,748)
Premiums and discounts on advances, net	(12,829)	(19,915)	(13,988)
Premiums, discounts and deferred loan costs on mortgage loans, net	20,432	7,904	3,892
Fair value adjustments on hedged assets or liabilities	17,588	20,160	13,976
Premises, software and equipment	2,152	2,866	3,655
Other	332	319	347
Provision for credit losses on mortgage loans	2,496	1,058	1,582
Non-cash interest on mandatorily redeemable capital stock	38	169	279
Net other-than-temporary impairment losses on held-to-maturity securities	1,660	4,711	4,034
Net realized (gain) loss on sale of mortgage loans held for sale	-	(4,425)	-
Net realized (gain) loss on disposals of premises, software and equipment	1,951	(6)	100
Other (gains) losses	230	195	(210)
Net (gain) loss on trading securities	28,048	(20,772)	(14,425)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	42,501	128,534	79,596
(Increase) decrease in accrued interest receivable	8,197	7,676	9,722
Change in net accrued interest included in derivative assets	(2,031)	7,551	7,574
(Increase) decrease in other assets	3,730	(751)	(4,388)
Increase (decrease) in accrued interest payable	(14,435)	(32,321)	(25,155)
Change in net accrued interest included in derivative liabilities	990	4,668	(3,343)
Increase (decrease) in Affordable Housing Program liability	(194)	(7,834)	(4,891)
Increase (decrease) in REFCORP liability	-	(8,014)	(3,542)
Increase (decrease) in other liabilities	141	2,510	4,318
Total adjustments	92,354	71,430	52,320
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	202,665	148,756	85,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	5,947	(244,248)	(6,370)
Net (increase) decrease in Federal funds sold	190,000	715,000	(810,000)
Net (increase) decrease in securities purchased under resale agreements	(1,999,288)	-	-
Net (increase) decrease in short-term trading securities	1,234,706	2,241,242	1,685,054
Proceeds from sale of long-term trading securities	-	284,445	152,435
Proceeds from maturities of and principal repayments on long-term trading securities	931,454	836,675	154,253
Purchases of long-term trading securities	(399,975)	(1,566,397)	(299,531)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,674,628	1,777,260	3,003,436
Purchases of long-term held-to-maturity securities	(1,849,115)	-	(2,375,111)
Principal collected on advances	38,133,313	33,427,385	42,109,928
Advances made	(37,377,918)	(31,353,692)	(39,177,843)
Proceeds from sale of mortgage loans held for sale	-	111,444	-
Principal collected on mortgage loans	1,521,806	845,353	834,466
Purchase or origination of mortgage loans	(2,555,771)	(1,600,648)	(1,802,231)
Proceeds from sale of foreclosed assets	7,938	6,960	8,099
Principal collected on other loans made	1,848	1,728	1,616
Proceeds from sale of premises, software and equipment	36	24	55
Purchases of premises, software and equipment	(1,634)	(1,654)	(1,844)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(482,025)	5,480,877	3,476,412

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$166,706	$(231,781)	$140,060
Net proceeds from issuance of consolidated obligations:
Discount notes	67,338,915	61,943,402	96,901,294
Bonds	19,854,295	13,010,952	18,400,033
Payments for maturing and retired consolidated obligations:
Discount notes	(68,922,319)	(65,392,039)	(94,786,419)
Bonds	(17,700,300)	(14,638,320)	(24,425,252)
Net increase (decrease) in overnight loans from other FHLBanks	(35,000)	35,000	-
Net increase (decrease) in other borrowings	(5,000)	(5,000)	(5,000)
Proceeds from financing derivatives	-	-	142
Net interest payments received (paid) for financing derivatives	(67,378)	(70,528)	(93,096)
Proceeds from issuance of capital stock	435,103	186,728	107,903
Payments for repurchase/redemption of capital stock	(146,996)	(39,206)	(13,720)
Payments for repurchase of mandatorily redeemable capital stock	(384,425)	(312,698)	(282,202)
Cash dividends paid	(285)	(362)	(316)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	533,316	(5,513,852)	(4,056,573)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253,956	115,781	(494,293)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	116,041	260	494,553
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$369,997	$116,041	$260

Supplemental disclosures:
Interest paid	$274,240	$340,160	$395,154

Affordable Housing Program payments	$13,210	$16,984	$8,908

REFCORP payments	$-	$19,836	$11,929

Net transfers of mortgage loans to real estate owned	$6,597	$6,799	$7,188

Net transfers of mortgage loans held for portfolio to held for sale	$-	$-	$120,525

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 2012, 2011 and 2010

BACKGROUND INFORMATION

The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. The FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories and insurance companies engaged in residential housing finance are eligible to apply for membership. Additionally, qualified community development financial institutions are eligible for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and, as such, are not permitted or required to hold capital stock.

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

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (Bank Act), and applicable regulations, consolidated obligations are backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings and capital stock issued to members. The FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. In addition, the FHLBank also offers correspondent services such as wire transfer, security safekeeping and settlement services.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassifications: Certain amounts in the financial statements and related footnotes have been reclassified to conform to current period presentations. Such reclassifications have no impact on total assets, net income or capital.

Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of derivatives, the determination of other-than-temporary impairment (OTTI) on investments and the allowance for credit losses. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

Fair Values: The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures for the periods presented, have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 16 for more information.

Cash Flows: For purposes of the Statements of Cash Flows, the FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

Interest-bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: These investments provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the FHLBank’s name by third-party custodians approved by the FHLBank. If the market value of the underlying securities decreases below the market value required as collateral, the counterparty has the option to: (1) place an equivalent amount of additional securities in safekeeping in the FHLBank’s name; or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term unsecured loans conducted with investment-grade counterparties.

Investment Securities: The FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading: Securities classified as trading are held for liquidity purposes and/or to provide a fair value offset to interest rate swaps tied to securities or for securities acquired as asset liability management tools and carried at fair value. The FHLBank records changes in the fair value of these securities through other income (loss) as net gains (losses) on trading securities. Finance Agency regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these instruments and limits credit risk arising from these instruments. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

Available-for-Sale: Securities that are not classified as trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as a net unrealized gain or loss on available-for-sale securities.

Held-to-Maturity: Securities that the FHLBank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for periodic principal repayments, amortization of premiums, accretion of discounts and OTTI recognized in net income and OCI.

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

Investment Securities – Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. An investment is considered impaired when its fair value is less than its amortized cost basis. The FHLBank considers an OTTI to have occurred under any of the following circumstances:
▪	If the FHLBank has the intent to sell the impaired debt security;
▪	If, based on available evidence, the FHLBank believes it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis; or
▪	If the FHLBank does not expect to recover the entire amortized cost basis of the impaired debt security.

Recognition of OTTI: If either of the first two conditions above is met, the FHLBank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that meet neither of the first two conditions, the entire loss position, or total OTTI, is evaluated to determine the extent and amount of credit loss.

To determine whether a credit loss exists, the FHLBank performs an analysis, which includes a cash flow analysis for private-label MBS/ABS, to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. If there is a credit loss, the carrying value of the security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in Accumulated OCI (AOCI), which is a component of capital. The credit loss on a debt security is limited to the amount of that security’s unrealized losses.

The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit potion of OTTI that is recognized in AOCI. The remaining amount in the Statements of Income represents the credit loss for the period.

Accounting for OTTI Recognized in AOCI: For subsequent accounting of other-than-temporarily impaired securities, the FHLBank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost basis. The total amount of this additional OTTI is determined as the difference between its carrying amount prior to the determination of this additional OTTI and its fair value. Additional credit losses related to previously other-than-temporarily impaired securities are reclassified out of AOCI into the Statements of Income, but only to the extent of a security’s unrealized losses (i.e., difference between the security’s amortized cost and its fair value). The OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected).

Interest Income Recognition: The FHLBank recognizes subsequent interest income in accordance with the method described in accounting guidance for beneficial interests in securitized financial assets. As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This adjusted yield is used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected. Subsequent changes in estimated cash flows change the accretable yield on a prospective basis. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

Advances: The FHLBank presents advances (secured loans to members, former members or housing associates) net of unearned commitment fees, premiums, discounts and fair value basis adjustments. The FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. The FHLBank records interest on advances to interest income as earned.

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

If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to “Prepayment fees on terminated advances” in the interest income section of the Statements of Income.

If the new advance qualifies as a modification, the net prepayment fee received on the prepaid advance is deferred as a discount and included in the basis of the modified advance. The basis adjustment is amortized over the life of the modified advance to advance interest income. If the modified advance is hedged, the fair value gain or loss on the advance and the prepayment fee are included in the carrying amount of the modified advance, and any prior gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. Modified hedged advances are marked to benchmark fair value after the modification, and subsequent fair value changes are recorded in “Net gain (loss) on derivatives and hedging activities” in other income (loss).

Mortgage Loans Held for Portfolio: The FHLBank carries mortgage loans classified as held for investment at their principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees associated with table funded loans, hedging adjustments, unrealized gains and losses from mortgage purchase commitments and other fees. The FHLBank has the intent and ability to hold these mortgage loans to maturity.

Premiums and Discounts: The FHLBank defers and amortizes/accretes mortgage loan origination fees (agent fees) and premiums and discounts paid to and received from FHLBank members as interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for actual prepayments, to apply the interest method. The contractual method does not utilize estimates of future prepayments of principal.

Credit Enhancement Fees: The credit enhancement (CE) obligation is an obligation on the part of the participating financial institution (PFI) that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the CE obligation is determined so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in a double-A rated MBS. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

The FHLBank pays the PFI a CE fee for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance (UPB) of the loans in a master commitment. The required CE obligation amount may vary depending on the various product alternatives selected by the PFI. CE fees are recorded as an offset to mortgage loan interest income. To the extent the FHLBank experiences a loss in a master commitment, the FHLBank may be able to recapture CE fees paid to the PFIs to offset these losses.

Mortgage Loan Participations: The FHLBank has entered into an agreement with FHLBank of Indianapolis to sell participation interests in master commitments of FHLBank Topeka’s PFIs. The risk sharing and rights are allocated pro-ratably based upon each FHLBank’s percentage participation in the related master commitment.

Other Fees: The FHLBank may receive other non-origination fees, such as delivery commitment extension fees and pair-off fees as part of the mark-to-market on derivatives to which they related or as part of the loan basis, as applicable. Delivery commitment extension fees are received when a PFI requires an extension of the delivery commitment period beyond the original stated maturity. These fees compensate the FHLBank for lost interest as a result of late funding and represent the member purchasing a derivative from the FHLBank. Pair-off fees are received from the PFI when the amount funded is more than or less than a specific percentage range of the delivery commitment amount. These fees compensate the FHLBank for hedge costs associated with the under-delivery or over-delivery. To the extent that pair off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as a part of the loan basis.

Allowance for Credit Losses: An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the FHLBank’s portfolios as of the Statement of Condition date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 7 for details on each allowance methodology.

Portfolio Segments: A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The FHLBank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) credit products (advances, letters of credit and other extensions of credit to members); (2) government-guaranteed or insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio; (4) the direct financing lease receivable; and (5) term Federal funds sold.

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

Non-accrual Loans: The FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. The FHLBank does not place government-guaranteed or insured mortgage loans on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when: (1) none of its contractual principal and interest is due and unpaid, and the FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well secured and in the process of collection.

Impairment Methodology: A loan is considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-off Policy: The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

Real Estate Owned: Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. The FHLBank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other expense in the Statements of Income. REO is recorded in other assets in the Statements of Condition.

Derivatives: All derivatives are recognized on the Statements of Condition at their fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of the FHLBank’s master netting arrangements. If these netted amounts are positives, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivative Designations: Each derivative is designated as one of the following:
▪	a qualifying hedge of the fair value of: (1) a recognized asset or liability; or (2) an unrecognized firm commitment (a fair value hedge);
▪	a qualifying hedge of: (1) a forecasted transaction; or (2) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge);
▪	a non-qualifying hedge of an asset or liability (an economic hedge) for asset/liability management purposes; or
▪	a non-qualifying hedge of another derivative (an intermediary hedge) that is offered as a product to members.

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings (fair value hedges) or AOCI (cash flow hedges). Two approaches to hedge accounting include:
▪
Long haul hedge accounting – The application of long haul hedge accounting generally requires the FHLBank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

▪
Shortcut hedge accounting – Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged asset, liability or firm commitment being recorded simultaneously in income. As a result, the FHLBank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment.

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

When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value and amortizes the cumulative OCI adjustment to earnings when earnings are affected by the original forecasted transaction. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in current-period earnings. When the FHLBank discontinues hedge accounting because it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses in AOCI will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives: The FHLBanks may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

Premises, Software and Equipment: The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2012 and 2011, the accumulated depreciation and amortization related to premises, software and equipment was $24,187,000 and $22,662,000, respectively. Depreciation and amortization expense was $2,152,000, $2,866,000 and $3,655,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Gains and losses on disposals are included in other income (loss). The net realized gain (loss) on disposal of premises, software and equipment was $(1,951,000), $6,000 and $(100,000) for the years ended December 31, 2012, 2011 and 2010, respectively. The loss on disposal of premises, software and equipment for 2012 includes the write-off of two software projects prior to implementation.

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. As of December 31, 2012 and 2011, the FHLBank had $1,309,000 and $2,935,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $764,000, $1,378,000 and $2,162,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Mandatorily Redeemable Capital Stock: The FHLBank reclassifies all stock subject to redemption from capital to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from capital to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank are reflected as financing cash outflows in the Statements of Cash Flows once settled.

If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Restricted Retained Earnings: In 2011, the FHLBank entered into a Joint Capital Enhancement Agreement, as amended (JCE Agreement). Under the JCE Agreement, beginning in the third quarter of 2011, the FHLBank allocates 20 percent of its quarterly net income to a separate restricted retained earnings (RRE) account until the account balance equals at least 1 percent of its average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

Finance Agency Expenses: A portion of the Finance Agency’s expenses and working capital fund are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank.

Office of Finance Expenses: Effective January 1, 2011, each FHLBank’s proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank’s share of total consolidated obligations outstanding; and (2) one-third based upon an equal pro rata allocation. Prior to January 1, 2011, the FHLBanks were assessed for Office of Finance operating and capital expenditures based equally on each FHLBank’s percentage of the following components: (1) capital stock; (2) consolidated obligations issued; and (3) consolidated obligations outstanding.

Assessments:
Affordable Housing Program (AHP): The FHLBank is required to establish, fund and administer an AHP. The AHP funds provide subsidies to members to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. The required annual AHP funding is charged to earnings, and an offsetting liability is established.

Resolution Funding Corporation (REFCORP): Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it was required to make quarterly payments to REFCORP through the second quarter of 2011 to be used to pay a portion of the interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Joint and Several Liability: In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively. The FHLBank does not expect this new guidance to have a material effect on its financial condition, results of operations or cash flows.

Offsetting Assets and Liabilities: In December 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position, regardless of whether an entity’s financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require the FHLBank to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on its Statements of Condition or subject to an enforceable master netting arrangement or similar agreement. This guidance will be effective for the FHLBank for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the FHLBank’s financial condition, results of operations or cash flows.

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

Comprehensive Income – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued guidance which requires entities to provide information about significant reclassifications of items out of AOCI by component. Entities are required to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety. For other amounts not required to be reclassified in their entirety, the entity is required to cross-reference to other disclosures that provide additional detail about these amounts. This guidance will be effective prospectively for the FHLBank for interim and annual periods beginning on January 1, 2013. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not impact the FHLBank’s financial condition, results of operations or cash flows.

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

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $360,000 and $348,000 of reserve deposits with the FRB as of December 31, 2012 and 2011, respectively.

NOTE 4 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of December 31, 2012 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$59,996	$-	$-	$-	$-	$-	$-
Certificates of deposit	325,006	-	-	-	-	-	-
Government-sponsored enterprise obligations1.2	2,126,327	-	-	-	-	-	-
State or local housing agency obligations	-	69,442	-	69,442	170	8,686	60,926
Non-mortgage-backed securities	2,511,329	69,442	-	69,442	170	8,686	60,926
Mortgage-backed securities:
U.S. obligation residential3	1,277	85,484	-	85,484	650	-	86,134
Government-sponsored enterprise residential4	252,312	4,509,121	-	4,509,121	39,571	1,034	4,547,658
Private-label mortgage-backed securities:
Residential loans	-	494,631	20,649	515,280	5,433	25,522	495,191
Home equity loans	-	1,072	197	1,269	1,155	3	2,421
Mortgage-backed securities	253,589	5,090,308	20,846	5,111,154	46,809	26,559	5,131,404
TOTAL	$2,764,918	$5,159,750	$20,846	$5,180,596	$46,979	$35,245	$5,192,330

1
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

2	See Note 19 for transactions with other FHLBanks.
3	Represents MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.
4	Represents MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2011 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$599,482	$-	$-	$-	$-	$-	$-
Certificates of deposit	1,019,520	-	-	-	-	-	-
TLGP obligations1	494,236	-	-	-	-	-	-
Government-sponsored enterprise obligations2,3	2,098,844	-	-	-	-	-	-
State or local housing agency obligations	-	84,548	-	84,548	78	10,121	74,505
Non-mortgage-backed securities	4,212,082	84,548	-	84,548	78	10,121	74,505
Mortgage-backed securities:
U.S. obligation residential4	1,380	18,167	-	18,167	760	-	18,927
Government-sponsored enterprise residential5	345,701	4,064,679	-	4,064,679	39,197	1,976	4,101,900
Private-label mortgage-backed securities:
Residential loans	-	771,478	23,402	794,880	4,585	67,023	732,442
Commercial loans	-	37,077	-	37,077	573	-	37,650
Home equity loans	-	1,383	357	1,740	503	82	2,161
Mortgage-backed securities	347,081	4,892,784	23,759	4,916,543	45,618	69,081	4,893,080
TOTAL	$4,559,163	$4,977,332	$23,759	$5,001,091	$45,696	$79,202	$4,967,585

1	Represents corporate debentures guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
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

The amortized cost of the FHLBank’s MBS/asset-backed securities (ABS) included credit losses, OTTI-related accretion adjustments and purchase premiums and discounts netting to discount amounts of $6,547,000 and $13,134,000 as of December 31, 2012 and 2011, respectively.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2012. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$-	$-	$40,719	$8,686	$40,719	$8,686
Non-mortgage-backed securities	-	-	40,719	8,686	40,719	8,686
Mortgage-backed securities:
Government-sponsored enterprise residential1	338,126	829	126,814	205	464,940	1,034
Private-label mortgage-backed securities:
Residential loans	5,830	8	246,641	25,514	252,471	25,522
Home equity loans	-	-	53	3	53	3
Mortgage-backed securities	343,956	837	373,508	25,722	717,464	26,559
TOTAL TEMPORARILY IMPAIRED SECURITIES	$343,956	$837	$414,227	$34,408	$758,183	$35,245
__________
1	Represents MBS issued by Fannie Mae and Freddie Mac.

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

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2012 and 2011 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	12/31/2012			12/31/2011
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$-	$-	$-	$-	$-	$-
Due after one year through five years	-	-	-	-	-	-
Due after five years through 10 years	22,780	22,780	20,741	5,095	5,095	5,095
Due after 10 years	46,662	46,662	40,185	79,453	79,453	69,410
Non-mortgage-backed securities	69,442	69,442	60,926	84,548	84,548	74,505
Mortgage-backed securities	5,111,154	5,090,308	5,131,404	4,916,543	4,892,784	4,893,080
TOTAL	$5,180,596	$5,159,750	$5,192,330	$5,001,091	$4,977,332	$4,967,585

Interest Rate Payment Terms: The following table details interest rate payment terms for the amortized cost of held-to-maturity securities as of December 31, 2012 and 2011 (in thousands):

	12/31/2012	12/31/2011
Non-mortgage-backed securities:
Fixed rate	$16,662	$21,088
Variable rate	52,780	63,460
Non-mortgage-backed securities	69,442	84,548

Mortgage-backed securities:
Pass-through securities:
Fixed rate	170	290
Variable rate	595,078	4,841
Collateralized mortgage obligations:
Fixed rate	687,770	684,040
Variable rate	3,828,136	4,227,372
Mortgage-backed securities	5,111,154	4,916,543
TOTAL	$5,180,596	$5,001,091

Gains and Losses: Net gains (losses) on trading securities during the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	2012	2011	2010
Net gains (losses) on trading securities held as of December 31, 2012	$(19,164)	$35,875	$42,830
Net gains (losses) on trading securities sold or matured prior to December 31, 2012	(8,884)	(15,103)	(28,405)
NET GAIN (LOSS) ON TRADING SECURITIES	$(28,048)	$20,772	$14,425

Other-than-temporary Impairment: The FHLBank has established processes for evaluating its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI. The FHLBanks’ OTTI Governance Committee, which is comprised of representation from all 12 FHLBanks, has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS/ABS. To support consistency among the FHLBanks, FHLBank Topeka completed its OTTI analysis primarily based upon cash flow analysis prepared by FHLBank of San Francisco on behalf of FHLBank Topeka using key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for the majority of its private-label residential MBS and home equity loan ABS. Certain private-label MBS backed by multi-family and commercial real estate loans, home equity lines of credit and manufactured housing loans were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank utilizing other methodologies.

An OTTI cash flow analysis is run by FHLBank of San Francisco for each of the FHLBank’s remaining private-label MBS/ABS using the FHLBank System’s common platform and agreed-upon assumptions. For certain private-label MBS/ABS where underlying collateral data is not available, alternative procedures as determined by each FHLBank are used to assess these securities for OTTI.

The evaluation includes estimating projected cash flows that are likely to be collected based on assessments of all available information about each individual security, including the structure of the security and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee such as: (1) the remaining payment terms for the security; (2) prepayment speeds; (3) default rates; (4) loss severity on the collateral supporting the FHLBank’s security based on underlying loan-level borrower and loan characteristics; (5) expected housing price changes; and (6) interest rate assumptions. In performing a detailed cash flow analysis, the FHLBank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an OTTI is considered to have occurred.

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. For the vast majority of housing markets, the FHLBank’s housing price forecast as of December 31, 2012 assumed home price changes for the fourth quarter of 2012 ranging from declines of 2 percent to increases of 2 percent. Beginning January 1, 2013, home prices in these markets were projected to recover (or continue to recover) using one of four different recovery paths that vary by housing market. The following table presents projected home price recovery by months as of December 31, 2012:

	Recovery Range of Annualized Rates
Months	Low	High

1 - 6	-%	2.8%
7 - 18	-	3.0
19 - 24	1.0	3.0
25 - 30	2.0	4.0
31 - 42	2.8	5.0
43 - 66	2.8	6.0
Thereafter	2.8	5.6

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

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2012 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following tables present a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown and represent significant inputs associated with the most recent OTTI charge in 2012. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Private-label residential MBS
Year of	Significant Inputs			Current Credit
Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancements
Prime:
2004 and prior	7.1%	11.9%	28.2%	8.8%
2005	15.0	13.7	37.0	3.3
2006	9.0	20.0	40.7	3.6
Total Prime	11.1	15.4	36.1	4.7

Alt-A:
2004 and prior	9.5	24.3	35.9	10.9
2005	10.7	22.6	41.8	4.2
Total Alt-A	10.3	23.1	39.8	6.4

TOTAL	10.6%	20.6%	38.6%	5.9%

Home Equity Loan ABS
Year of	Significant Inputs			Current Credit
Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancements
Subprime:
2004 and prior	2.8%	6.6%	98.8%	3.8%

For the 32 private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of December 31, 2012 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$43,400	$42,050	$39,967	$41,871
Alt-A	92,453	85,075	66,509	76,703
Total private-label residential MBS	135,853	127,125	106,476	118,574

Home equity loans:
Subprime	3,685	1,269	1,072	2,421
TOTAL	$139,538	$128,394	$107,548	$120,995

The following table presents a roll-forward of OTTI activity for the periods ended December 31, 2012, 2011 and 2010 related to credit losses recognized in earnings (in thousands):

	2012	2011	2010
Balance, beginning of period	$10,342	$5,938	$2,034
Additional charge on securities for which OTTI was not previously recognized1	271	1,219	617
Additional charge on securities for which OTTI was previously recognized1	1,389	3,492	3,417
Realized principal losses on securities paid down during the period	(323)	-	-
Amortization of credit component of OTTI2	(711)	(307)	(130)
Balance, end of period	$10,968	$10,342	$5,938

1	For the years ended December 31, 2012, 2011 and 2010, securities previously impaired represent all securities that were impaired prior to January 1, 2012, 2011 and 2010, respectively.
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

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of December 31, 2012 and 2011, the FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 8.01 percent and 0 percent (AHP advances) to 8.01 percent, respectively. The following table presents advances summarized by year of contractual maturity as of December 31, 2012 and 2011 (in thousands):

	12/31/2012		12/31/2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$3,433,058	1.11%	$2,878,887	1.45%
Due after one year through two years	1,454,725	2.39	1,891,670	2.46
Due after two years through three years	1,691,471	1.88	1,828,334	2.87
Due after three years through four years	1,757,905	1.99	1,594,565	1.94
Due after four years through five years	2,529,511	2.84	1,662,373	2.06
Thereafter	5,241,927	1.36	6,994,666	1.96
Total par value	16,108,597	1.76%	16,850,495	2.03%
Discounts	(29,767)		(29,099)
Hedging adjustments1	494,518		573,003
TOTAL	$16,573,348		$17,394,399

1
See Note 8 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2012 and 2011 include callable advances totaling $5,429,171,000 and $5,864,707,000, respectively. Of these callable advances, there were $5,300,793,000 and $5,811,473,000 of variable rate advances as of December 31, 2012 and 2011, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of December 31, 2012 and 2011, the FHLBank had convertible advances outstanding totaling $2,079,092,000 and $2,693,292,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2012 and 2011 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Due in one year or less	$8,483,653	$8,476,239	$5,430,875	$4,983,229
Due after one year through two years	1,335,481	1,541,946	1,412,850	1,940,195
Due after two years through three years	1,346,362	1,637,945	1,593,371	1,786,459
Due after three years through four years	1,094,410	854,065	1,606,405	1,446,465
Due after four years through five years	2,033,422	882,386	1,534,569	1,510,873
Thereafter	1,815,269	3,457,914	4,530,527	5,183,274
TOTAL PAR VALUE	$16,108,597	$16,850,495	$16,108,597	$16,850,495

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of December 31, 2012 and 2011 (in thousands):

	12/31/2012	12/31/2011
Fixed rate:
Due in one year or less	$1,301,041	$1,572,998
Due after one year	7,495,446	8,254,635
Total fixed rate	8,796,487	9,827,633
Variable rate:
Due in one year or less	2,132,017	1,305,889
Due after one year	5,180,093	5,716,973
Total variable rate	7,312,110	7,022,862
TOTAL PAR VALUE	$16,108,597	$16,850,495

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in thrifts (37.2 percent of total advances), commercial banks (36.7 percent of total advances) and insurance companies (21.0 percent of total advances). As of December 31, 2012 and 2011, the FHLBank had outstanding advances of $5,448,000,000 and $4,745,000,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 33.8 percent and 28.2 percent, respectively, of total outstanding advances. The income from advances to these members during 2012 and 2011 totaled $77,517,000 and $89,163,000, respectively. Both of the members were the same each year.

See Note 7 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

See Note 18 for detailed information on transactions with related parties.

Information about the fair value of advances is included in Note 16.

NOTE 6 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which have been funded by the FHLBank through or purchased from its participating members. These mortgage loans are government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) loans and conventional residential loans credit-enhanced by PFIs. Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

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

Mortgage Loans Held for Portfolio: The following table presents information as of December 31, 2012 and 2011 on mortgage loans held for portfolio (in thousands):

	12/31/2012	12/31/2011
Real estate:
Fixed rate, medium-term1, single-family mortgages	$1,711,275	$1,362,379
Fixed rate, long-term, single-family mortgages	4,126,471	3,507,500
Total unpaid principal balance	5,837,746	4,869,879
Premiums	98,887	62,223
Discounts	(4,483)	(6,694)
Deferred loan costs, net	1,549	2,327
Other deferred fees	(312)	(521)
Hedging adjustments2	12,546	9,591
Total before Allowance for Credit Losses on Mortgage Loans	5,945,933	4,936,805
Allowance for Credit Losses on Mortgage Loans	(5,416)	(3,473)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,940,517	$4,933,332

1	Medium-term defined as a term of 15 years or less.
2
See Note 8 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of December 31, 2012 and 2011 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

	12/31/2012	12/31/2011
Conventional loans	$5,152,461	$4,266,847
Government-guaranteed or insured loans	685,285	603,032
TOTAL UNPAID PRINCIPAL BALANCE	$5,837,746	$4,869,879

See Note 7 for information related to the FHLBank’s credit risk on mortgage loans and allowance for credit losses.

See Note 18 for detailed information on transactions with related parties.

Information about the fair value of mortgage loans held for portfolio is included in Note 16.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

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

Using a risk-based approach and taking into consideration each borrower’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2012 and 2011, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2012 and 2011, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2012 and 2011.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of December 31, 2012 and 2011, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 17.

Government Mortgage Loans Held For Portfolio: The FHLBank invests in government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government mortgage loans. Any losses on such loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the insurance or guarantee. Based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans. Further, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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
▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s CE obligation. If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based CE fees from the PFI; or (2) absorbed by the FHLBank. As of December 31, 2012 and 2011, the FHLBank’s exposure under the FLA was $30,313,000 and $23,792,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $2,113,000 and $804,000 as of December 31, 2012 and 2011, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of December 31, 2012 and 2011, CE obligations available to cover losses in excess of the FLA (excluding SMI) were $301,346,000 and $213,972,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Gross CE fees paid to PFIs	$4,396	$3,744	$2,989
Performance-based CE fees recovered from PFIs	(179)	(199)	(193)
Net CE fees paid	$4,217	$3,545	$2,796

Mortgage Loans Evaluated at the Individual Master Commitment Level: The credit risk analysis of all conventional loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on mortgage loans under each individual master commitment.

Collectively Evaluated Mortgage Loans: The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities and incorporates the associated credit enhancements in order to determine the FHLBank’s best estimate of probable incurred losses. Migration analysis is a methodology for determining, through the FHLBank’s experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on the following categories: (1) loans in foreclosure; (2) nonaccrual loans; (3) delinquent loans; and (4) all other remaining loans. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity factor to estimate losses incurred as of the Statement of Condition date.

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

Rollforward of Allowance for Credit Losses: As of December 31, 2012, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a roll-forward of the allowance for credit losses for the year ended December 31, 2012 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2012 (in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$3,473	$-	$-	$-	$3,473
Charge-offs	(553)	-	-	-	(553)
Provision for credit losses	2,496	-	-	-	2,496
Balance, end of period	$5,416	$-	$-	$-	$5,416

Allowance for Credit Losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$5,416	$-	$-	$-	$5,416

Recorded investment1, end of period:
Individually evaluated for impairment2	$-	$-	$16,597,209	$25,527	$16,622,736
Collectively evaluated for impairment	$5,270,183	$705,209	$-	$-	$5,975,392
__________
1
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

2	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a roll-forward of the allowance for credit losses for the year ended December 31, 2011 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2011 (in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$2,911	$-	$-	$-	$2,911
Charge-offs	(496)	-	-	-	(496)
Provision for credit losses	1,058	-	-	-	1,058
Balance, end of period	$3,473	$-	$-	$-	$3,473

Allowance for Credit Losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$3,473	$-	$-	$-	$3,473

Recorded investment1, end of period:
Individually evaluated for impairment2	$-	$-	$17,422,926	$27,385	$17,450,311
Collectively evaluated for impairment	$4,346,603	$618,161	$-	$-	$4,964,764
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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2012 (dollar amounts in thousands):

	Conventional Loans	Government Loans	Credit Products	Direct Financing Lease Receivable	Total
Recorded investment1:
Past due 30-59 days delinquent	$24,954	$16,990	$-	$-	$41,944
Past due 60-89 days delinquent	8,016	5,787	-	-	13,803
Past due 90 days or more delinquent	21,576	8,177	-	-	29,753
Total Past Due	54,546	30,954	-	-	85,500
Total current loans	5,215,637	674,255	16,597,209	25,527	22,512,628
Total recorded investment	$5,270,183	$705,209	$16,597,209	$25,527	$22,598,128

Other delinquency statistics:
In process of foreclosure, included above2	$11,593	$3,085	$-	$-	$14,678
Serious delinquency rate3	0.4%	1.2%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$8,176	$-	$-	$8,176
Loans on non-accrual status4	$25,300	$-	$-	$-	$25,300
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
4
Loans on non-accrual status include $1,286,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

The FHLBank had $3,915,000 and $4,489,000 classified as real estate owned recorded in other assets as of December 31, 2012 and 2011, respectively.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

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

The FHLBank uses derivatives to:
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
▪
As an economic hedge to manage certain defined risks in its statement of condition. These hedges are primarily used to manage mismatches between the coupon features of its assets and liabilities. For example, the FHLBank may use derivatives in its overall interest rate risk management activities to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments) and to adjust the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities; and

▪
As an intermediary hedge to meet the asset/liability management needs of its members. The FHLBank acts as an intermediary by entering into derivatives with its members and offsetting derivatives with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank.

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

Interest Rate Caps and Floors – In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. The FHLBank purchases interest rate caps and floors to hedge option risk on the MBS held in the FHLBank’s held-to-maturity portfolio and to hedge embedded caps or floors in the FHLBank’s advances.

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

Investments – The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, government-guaranteed securities, GSE securities, MBS and the taxable portion of state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives associated with investment securities (currently includes interest rate caps, floors and swaps) are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income (loss) on the Statements of Income. The investment securities hedged with interest rate swaps are classified as trading securities with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income (loss) on the Statements of Income.

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

Financial Statement Impact and Additional Financial Information: The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2012 (in thousands):

	12/31/2012
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$5,337,000	$218,909	$7,023,157	$(493,515)	$2,574,325	$33,707	$9,785,832	$(308,313)
Interest rate caps/floors	-	-	247,000	(4,429)	100,000	(1,420)	147,000	(3,009)
Total fair value hedges	5,337,000	218,909	7,270,157	(497,944)	2,674,325	32,287	9,932,832	(311,322)

Economic hedges:
Interest rate swaps	4,710,000	7,607	1,096,320	(166,890)	3,170,000	5,190	2,636,320	(164,473)
Interest rate caps/floors	4,528,800	29,761	1,344,000	(62)	1,482,500	14,591	4,390,300	15,108
Mortgage delivery commitments	62,378	102	43,977	(96)	62,378	102	43,977	(96)
Total economic hedges	9,301,178	37,470	2,484,297	(167,048)	4,714,878	19,883	7,070,597	(149,461)

TOTAL	$14,638,178	$256,379	$9,754,454	$(664,992)	$7,389,203	52,170	$17,003,429	(460,783)

Fair value of cash collateral delivered to counterparties						-		337,369
Fair value of cash collateral received from counterparties						(27,004)		-
NET DERIVATIVE FAIR VALUE						$25,166		$(123,414)

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2011 (in thousands):

	12/31/2011
	Gross Asset Positions		Gross Liability Positions		Net Derivative Assets		Net Derivative Liabilities
	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value	Notional	Fair Value
Fair value hedges:
Interest rate swaps	$6,446,000	$287,805	$8,192,887	$(571,776)	$4,175,367	$71,605	$10,463,520	$(355,576)
Interest rate caps/floors	-	-	247,000	(5,075)	90,000	(1,759)	157,000	(3,316)
Total fair value hedges	6,446,000	287,805	8,439,887	(576,851)	4,265,367	69,846	10,620,520	(358,892)

Economic hedges:
Interest rate swaps	375,000	2,353	2,941,320	(191,864)	520,000	(40,149)	2,796,320	(149,362)
Interest rate caps/floors	6,372,533	53,004	639,000	(289)	1,435,300	10,079	5,576,233	42,636
Mortgage delivery commitments	119,945	843	-	-	119,945	843	-	-
Total economic hedges	6,867,478	56,200	3,580,320	(192,153)	2,075,245	(29,227)	8,372,553	(106,726)

TOTAL	$13,313,478	$344,005	$12,020,207	$(769,004)	$6,340,612	40,619	$18,993,073	(465,618)

Fair value of cash collateral delivered to counterparties						-		343,706
Fair value of cash collateral received from counterparties1						(26,581)		(18,301)
NET DERIVATIVE FAIR VALUE						$14,038		$(140,213)

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

For the years ended December 31, 2012, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	2012	2011	2010
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$2,792	$2,122	$(1,160)
Interest rate caps/floors	-	(58)	(64)
Total net gain (loss) related to fair value hedge ineffectiveness	2,792	2,064	(1,224)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	27,428	(9,870)	(40,634)
Interest rate caps/floors	(24,032)	(70,577)	(83,746)
Net interest settlements	(35,174)	(40,489)	(53,171)
Mortgage delivery commitments	7,509	10,146	4,138
Intermediary transactions:
Interest rate swaps	(1)	(29)	(42)
Interest rate caps/floors	-	12	5
Total net gain (loss) related to derivatives not designated as hedging instruments	(24,270)	(110,807)	(173,450)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(21,478)	$(108,743)	$(174,674)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2012, 2011 and 2010, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$44,010	$(45,836)	$(1,826)	$(186,360)
Consolidated obligation bonds	(63,877)	68,515	4,638	142,355
Consolidated obligation discount notes	114	(134)	(20)	12
TOTAL	$(19,753)	$22,545	$2,792	$(43,993)

	2011
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(113,640)	$111,609	$(2,031)	$(234,817)
Consolidated obligation bonds	21,401	(16,970)	4,431	212,243
Consolidated obligation discount notes	(1,120)	784	(336)	1,254
TOTAL	$(93,359)	$95,423	$2,064	$(21,320)

	2010
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$(106,531)	$105,102	$(1,429)	$(290,214)
Consolidated obligation bonds	28,540	(28,656)	(116)	290,416
Consolidated obligation discount notes	964	(643)	321	1,903
TOTAL	$(77,027)	$75,803	$(1,224)	$2,105

1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

There were no amounts for the years ended December 31, 2012, 2011 and 2010 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2012, no amounts relating to hedging activities remain in AOCI.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $28,512,000 and $30,135,000 as of December 31, 2012 and 2011, respectively. The counterparty was the same each period.

The following table presents credit risk exposure on derivative instruments as of December 31, 2012 and 2011, excluding circumstances where the FHLBank’s pledged collateral exceeds the FHLBank’s net position (in thousands):

	12/31/2012	12/31/2011
Total net exposure at fair value1	$52,170	$40,619
Cash collateral held	(27,004)	(26,581)
Net positive exposure after cash collateral	25,166	14,038
Other collateral2	(278)	(1,825)
NET EXPOSURE AFTER COLLATERAL	$24,888	$12,213

1	Includes net accrued interest receivable of $5,731,000 and $3,700,000 as of December 31, 2012 and 2011, respectively.
2
Collateral held with respect to derivatives with members which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position as of December 31, 2012 and 2011 was $460,626,000 and $483,294,000, respectively, for which the FHLBank has posted collateral with a fair value of $337,369,000 and $343,706,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $93,770,000 and $112,037,000 of collateral to its derivative counterparties as of December 31, 2012 and 2011.

NOTE 9 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits.” The following table details the types of deposits held by the FHLBank as of December 31, 2012 and 2011 (in thousands):

	12/31/2012	12/31/2011
Interest-bearing:
Demand	$253,527	$156,345
Overnight	824,200	799,400
Term	39,900	2,700
Total interest-bearing	1,117,627	958,445

Non-interest-bearing:
Demand	360	348
Other	63,970	38,578
Total non-interest-bearing	64,330	38,926
TOTAL DEPOSITS	$1,181,957	$997,371

NOTE 10 – CONSOLIDATED OBLIGATIONS

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $687,902,143,000 and $691,867,651,000 as of December 31, 2012 and 2011 respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2012 and 2011 (in thousands):

	12/31/2012		12/31/2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,989,000	1.14%	$5,211,300	1.23%
Due after one year through two years	3,774,700	1.18	4,151,000	1.76
Due after two years through three years	1,553,000	1.32	1,757,200	2.48
Due after three years through four years	1,244,650	2.21	1,172,500	2.00
Due after four years through five years	1,476,000	2.74	1,302,500	2.73
Thereafter	6,749,900	2.45	6,050,900	3.47
Total par value	21,787,250	1.74%	19,645,400	2.29%
Premium	54,585		51,199
Discounts	(5,479)		(7,272)
Hedging adjustments1	137,546		205,156
TOTAL	$21,973,902		$19,894,483

1
See Note 8 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including LIBOR, U.S. Treasury bills, Prime, Constant Maturity Treasuries (CMT) and Eleventh District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues such structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2012 and 2011 includes callable bonds totaling $8,461,000,000 and $7,599,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2012 and 2011 (in thousands):

Year of Maturity or Next Call Date	12/31/2012	12/31/2011
Due in one year or less	$14,900,000	$11,615,300
Due after one year through two years	3,847,700	4,946,000
Due after two years through three years	1,024,000	1,191,200
Due after three years through four years	809,650	350,500
Due after four years through five years	688,000	567,500
Thereafter	517,900	974,900
TOTAL PAR VALUE	$21,787,250	$19,645,400

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

The following table summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2012 and 2011 (in thousands):

	12/31/2012	12/31/2011
Fixed rate	$13,507,250	$13,697,400
Variable rate	6,010,000	3,780,000
Step up	2,270,000	1,920,000
Range bonds	-	248,000
TOTAL PAR VALUE	$21,787,250	$19,645,400

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
December 31, 2012	$8,669,059	$8,670,442	0.12%

December 31, 2011	$10,251,108	$10,251,723	0.03%

Concessions on Consolidated Obligations: Unamortized concessions were $12,392,000 and $11,160,000 as of December 31, 2012 and 2011, respectively, and are included in other assets. Amortization of such concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $17,948,000, $12,276,000 and $16,557,000 in 2012, 2011 and 2010, respectively. Concessions on discount notes totaled $177,000, $210,000 and $932,000 in 2012, 2011 and 2010, respectively.

Information about the fair value of the consolidated obligations is included in Note 16.

NOTE 11 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings after any assessment for REFCORP. For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment to REFCORP. Prior to July 1, 2011, the AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its net earnings. Calculation of the REFCORP assessment and satisfaction of that liability is discussed in Note 12.

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

As of December 31, 2012, the FHLBank’s AHP accrual on its Statements of Condition consisted of $15,916,000 for the 2013 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $15,282,000 for prior years’ AHP (committed but undisbursed).

The following table details the change in the AHP liability for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Appropriated and reserved AHP funds as of the beginning of the period	$31,392	$39,226	$44,117
AHP set aside based on current year income	12,261	8,611	3,766
Direct grants disbursed	(13,210)	(16,984)	(8,908)
Recaptured funds1	755	539	251
Appropriated and reserved AHP funds as of the end of the period	$31,198	$31,392	$39,226
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

NOTE 12 – RESOLUTION FUNDING CORPORATION (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in each FHLBank’s June 30, 2011 financial statements. The FHLBanks entered into a Joint Capital Enhancement (JCE) Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 13 for further discussion regarding establishment of a separate restricted retained earnings account and the JCE Agreement.

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

NOTE 13 – CAPITAL

The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock.

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2012 and 2011 (in thousands):

	12/31/2012		12/31/2011
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$300,742	$1,340,740	$227,407	$1,193,058
Total regulatory capital-to-asset ratio	4.0%	5.2%	4.0%	5.2%
Total regulatory capital	$1,352,745	$1,751,403	$1,327,607	$1,737,657
Leverage capital ratio	5.0%	7.2%	5.0%	7.0%
Leverage capital	$1,690,931	$2,421,772	$1,659,509	$2,334,185

The FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of the FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to the sum of the following less the member’s Asset-based Stock Purchase Requirement:
▪	5.0 percent of the principal amount of advances outstanding to the member; plus
▪
2.0 percent of the current outstanding principal balance of AMA originated by or through the member and acquired by the FHLBank subject to a maximum AMA requirement of 1.5 percent of the member’s total assets as of December 31 of the preceding calendar year; plus

▪	0.0 percent of the principal amount of letters of credit outstanding at the request of the member; plus
▪	0.0 percent of the notional principal of any outstanding derivatives with the member.

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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2012, 2011 and 2010 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Restricted Retained Earnings: Effective February 28, 2011, the FHLBank entered into a JCE Agreement with the other 11 FHLBanks. The JCE Agreement is intended to enhance the capital position of each FHLBank and allocates that portion of each FHLBank’s earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank. See Note 12 for a discussion of the calculation of the REFCORP assessment and satisfaction of that liability.

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

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Balance at beginning of period	$8,369	$19,550	$22,437
Capital stock subject to mandatory redemption reclassified from equity during the period	381,687	301,438	279,036
Capital stock previously subject to mandatory redemption reclassified to equity	(4)	(90)	-
Redemption or repurchase of mandatorily redeemable capital stock during the period	(384,425)	(312,698)	(282,202)
Stock dividend classified as mandatorily redeemable capital stock during the period	38	169	279
Balance at end of period	$5,665	$8,369	$19,550

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

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2012 and 2011 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	12/31/2012	12/31/2011
Year 1	$-	$-
Year 2	1	-
Year 3	303	769
Year 4	-	303
Year 5	-	-
Past contractual redemption date due to remaining activity1	5,361	7,297
TOTAL	$5,665	$8,369
__________
1
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock. During 2012, the FHLBank’s Board of Directors terminated the memberships of two members after their placement into Federal Deposit Insurance Corporation (FDIC) receivership. During 2011, the FHLBank’s Board of Directors terminated the memberships of eight members after their placement into FDIC receivership. During 2010, the FHLBank’s Board of Directors terminated the memberships of four members after their placement into FDIC receivership and one member after it was closed by the National Credit Union Administration. As of December 31, 2012, the balance of mandatorily redeemable capital stock represented two former members in FDIC receivership and eight out-of-district mergers.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2012, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in AOCI for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2009	$(9,719)	$(2,142)	$(11,861)
Other comprehensive income (loss)	(9,572)	(1,239)	(10,811)
Balance, December 31, 2010	(19,291)	(3,381)	(22,672)
Other comprehensive income (loss)	(4,468)	(701)	(5,169)
Balance, December 31, 2011	(23,759)	(4,082)	(27,841)
Other comprehensive income (loss)	2,913	(329)	2,584
Balance, December 31, 2012	$(20,846)	$(4,411)	$(25,257)

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

The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who began employment prior to January 1, 2009.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2011. For the Pentegra Defined Benefit Plan years ended June 30, 2011 and 2010, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The pension provisions under Moving Ahead for Progress in the 21st Century  (MAP-21), enacted July 6, 2012, changed the discount rate to be used in the valuation of future benefits. The increased rates will decrease the valuation as well as the minimum required contributions. By maintaining a level of funding comparative to prior periods (contributing more than the minimum required contribution), the FHLBank is effectively increasing its funded status in the short-term. The following table presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (amounts in thousands):

	2012	2011	2010
Net pension cost charged to compensation and benefits expense	$3,419	$4,864	$3,829
Pentegra Defined Benefit Plan funded status as of July 11	108.2%	90.3%	88.0%
FHLBank's funded status as of July 1	112.4%	92.5%	90.0%

1
The funded status as of July 1, 2012 using the MAP-21 discount rate is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2012 through March 15, 2013. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this Form 5500 is due to be filed no later than April 2014). The funded status as of July 1, 2011 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $840,000, $739,000 and $717,000 to the Pentegra Defined Contribution Plan in 2012, 2011 and 2010, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,214,000, $1,150,000 and $1,176,000 in 2012, 2011 and 2010, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $305,000, $250,000 and $263,000 in 2012, 2011 and 2010, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2012 and 2011 were as follows (in thousands):

	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,603	$8,988
Service cost	433	373
Interest cost	439	451
Benefits paid	(225)	(229)
Actuarial (gain) loss	661	1,020
Projected benefit obligation at end of year	11,911	10,603
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	225	229
Benefits paid	(225)	(229)
Fair value of plan assets at end of year	-	-
FUNDED STATUS	$11,911	$10,603

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2012, 2011 and 2010 were (in thousands):

	2012	2011	2010
Service cost	$433	$373	$344
Interest cost	439	451	472
Amortization of prior service cost	-	-	(6)
Amortization of net loss	332	319	353
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,204	$1,143	$1,163

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic benefits costs over the next fiscal year is $402,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2012.

Key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2012, 2011 and 2010 were (dollar amounts in thousands):

	2012	2011	2010
Discount rate - benefit obligation	3.75%	4.20%	5.25%
Discount rate - net periodic benefit cost	4.20%	5.25%	5.75%
Salary increases	5.06%	4.92%	4.97%
Amortization period (years)	9	7	8
Accumulated benefit obligation	$9,904	$8,517	$7,232

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2013 will be $307,000.

The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Year ending December 31,	Estimated Benefit Payments
2013	$307
2014	343
2015	382
2016	429
2017	491
2018 through 2022	3,901

NOTE 16 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2012 and 2011.

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

Fair Value Hierarchy: The FHLBank records trading securities, derivative assets and derivative liabilities at fair value on a recurring basis and on occasion, certain private-label MBS/ABS and non-financial assets on a non-recurring basis. The fair value hierarchy requires the FHLBank to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability. The FHLBank must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the years ended December 31, 2012 and 2011.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of December 31, 2012 and 2011 are summarized in the following tables (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	12/31/2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$369,997	$369,997	$369,997	$-	$-	$-
Interest-bearing deposits	455	455	-	455	-	-
Federal funds sold and securities purchased under agreements to resell	2,849,288	2,849,288	-	2,849,288	-	-
Trading securities	2,764,918	2,764,918	-	2,764,918	-	-
Held-to-maturity securities	5,159,750	5,192,330	-	4,633,792	558,538	-
Advances	16,573,348	16,714,319	-	16,714,319	-	-
Mortgage loans held for portfolio, net of allowance	5,940,517	6,256,905	-	6,256,905	-	-
Accrued interest receivable	77,445	77,445	-	77,445	-	-
Derivative assets	25,166	25,166	-	256,379	-	(231,213)
Liabilities:
Deposits	1,181,957	1,181,957	-	1,181,957	-	-
Consolidated obligation discount notes	8,669,059	8,669,327	-	8,669,327	-	-
Consolidated obligation bonds	21,973,902	22,189,631	-	22,189,631	-	-
Mandatorily redeemable capital stock	5,665	5,665	5,665	-	-	-
Accrued interest payable	81,801	81,801	-	81,801	-	-
Derivative liabilities	123,414	123,414	-	664,992	-	(541,578)
Other Asset (Liability):
Standby letters of credit	(1,039)	(1,039)	-	(1,039)	-	-
Standby bond purchase agreements	588	4,922	-	4,922	-	-

	12/31/2011
	Carrying Value	Fair Value
Assets:
Cash and due from banks	$116,041	$116,041
Interest-bearing deposits	42	42
Federal funds sold	1,040,000	1,040,000
Trading securities	4,559,163	4,559,163
Held-to-maturity securities	4,977,332	4,967,585
Advances	17,394,399	17,564,068
Mortgage loans held for portfolio, net of allowance	4,933,332	5,184,775
Accrued interest receivable	85,666	85,666
Derivative assets	14,038	14,038
Liabilities:
Deposits	997,371	997,371
Consolidated obligation discount notes	10,251,108	10,250,885
Consolidated obligation bonds	19,894,483	20,195,131
Overnight loans from other FHLBanks	35,000	35,000
Mandatorily redeemable capital stock	8,369	8,369
Accrued interest payable	96,237	96,237
Derivative liabilities	140,213	140,213
Other Asset (Liability):
Standby letters of credit	(1,401)	(1,401)
Standby bond purchase agreements	384	2,788

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

As of December 31, 2012, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2012.

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

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings as of December 31, 2012 for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of December 31, 2012, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2012 and 2011.

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

In accordance with Finance Agency regulations, an advance with a maturity or repricing period greater than six months requires a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the fair value of an advance does not assume prepayment risk. The FHLBank did not adjust the fair value measurement for creditworthiness primarily because advances were fully collateralized.

Mortgage Loans Held for Portfolio: The fair values of mortgage loans are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued Interest Receivable and Payable: The fair values approximate the carrying values.

Derivative Assets/Liabilities: The FHLBank bases the fair values of derivatives on instruments with similar terms or available market prices, when available. However, active markets do not exist for many of the FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk in derivative transactions because of the potential nonperformance by the derivative counterparties, which are generally highly-rated institutions. To mitigate this risk, the FHLBank enters into master netting agreements for derivative agreements with its derivative counterparties. In addition, the FHLBank has entered into bilateral security agreements with all active derivative dealer counterparties. These agreements provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and its own credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives.

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
•
Prior to December 31, 2012, the FHLBank utilized the LIBOR Swap Curve to estimate the fair value of its interest-related derivatives. During the fourth quarter of 2012, the FHLBank observed an increasing trend in the use of the Overnight-index Swap (OIS) Curve by other market participants to value collateralized derivative contracts. The FHLBank performed an assessment of market participants and determined the OIS Curve was the appropriate curve to be used for valuation of its collateralized interest rate derivatives. As such, effective December 31, 2012, the FHLBank utilized the OIS Curve to estimate the fair value of its interest-related derivatives, which did not have a material impact on the fair values;

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

The inputs used to determine the fair values of consolidated obligations are as follows:
▪
CO Curve and LIBOR Curve. Fixed rate consolidated obligations that do not contain options are discounted using a replacement rate based on the CO Curve. Variable rate consolidated obligations that do not contain options are discounted using LIBOR. Consolidated obligations that contain optionality are discounted using LIBOR.

▪
Volatility assumption. To estimate the fair values of consolidated obligations with optionality, the FHLBank uses market-based expectations of future interest rate volatility implied from current market prices for similar options.

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

Fair Value Measurements: The following table presents, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of December 31, 2012 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$59,996	$-	$59,996	$-	$-
Certificates of deposit	325,006	-	325,006	-	-
Government-sponsored enterprise obligations2,3	2,126,327	-	2,126,327	-	-
U.S. obligation residential MBS4	1,277	-	1,277	-	-
Government-sponsored enterprise residential MBS5	252,312	-	252,312	-	-
Total trading securities	2,764,918	-	2,764,918	-	-

Derivative assets:
Interest-rate related	25,064	-	256,277	-	(231,213)
Mortgage delivery commitments	102	-	102	-	-
Total derivative assets	25,166	-	256,379	-	(231,213)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,790,084	$-	$3,021,297	$-	$(231,213)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$123,318	$-	$664,896	$-	$(541,578)
Mortgage delivery commitments	96	-	96	-	-
Total derivative liabilities	123,414	-	664,992	-	(541,578)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$123,414	$-	$664,992	$-	$(541,578)

Nonrecurring fair value measurements - Assets:
Real estate owned6	540	-	-	540	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$540	$-	$-	$540	$-

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

3	See Note 19 for transactions with other FHLBanks.
4	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.
6	Includes real estate owned written down to fair value during the quarter ended December 31, 2012 and still outstanding as of December 31, 2012.

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

4	See Note 19 for transactions with other FHLBanks.
5	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
6	Represents MBS issued by Fannie Mae and Freddie Mac.
7	Excludes impaired securities with carrying values less than their fair values at date of impairment.
8  Includes real estate owned written down to fair value during the quarter ended December 31, 2011 and still outstanding as of December 31, 2011.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 10, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $657,444,451,000 and $661,970,528,000 as of December 31, 2012 and 2011, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of December 31, 2012, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2012 and 2011, off-balance sheet commitments were as follows (in thousands):

	12/31/2012			12/31/2011
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,533,506	$21,332	$2,554,838	$2,728,450	$29,777	$2,758,227
Commitments for standby bond purchases	532,028	1,065,176	1,597,204	99,737	1,438,939	1,538,676
Commitments to fund or purchase mortgage loans	106,355	-	106,355	119,945	-	119,945
Commitments to issue consolidated bonds, at par	165,000	-	165,000	160,000	-	160,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2012, outstanding standby letters of credit had original terms of 3 days to 10 years with a final expiration in 2020. As of December 31, 2011, outstanding standby letters of credit had original terms of 5 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,039,000 and $1,401,000 as of December 31, 2012 and 2011, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit. The fair values of standby letters of credit as of December 31, 2012 and 2011 are reported in Note 16.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. As of December 31, 2012, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. As of December 31, 2011, the total commitments for bond purchases were with the same two in-district state housing authorities. The FHLBank was not required to purchase any bonds under these agreements during the years ended December 31, 2012 and 2011. The fair values of standby bond purchase agreements as of December 31, 2012 and 2011 are reported in Note 16.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset balances of $6,000 and $843,000 as of December 31, 2012 and 2011, respectively.

Lease Commitments: Net rental costs under operating leases of approximately $110,000, $116,000 and $104,000 in 2012, 2011 and 2010, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in the following table (in thousands):

Year	Premises	Equipment	Total
2013	$50	$63	$113
2014	45	63	108
2015	45	10	55
2016	45	2	47
2017	19	-	19
Thereafter	-	-	-
TOTAL	$204	$138	$342

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2012, the total original par value of customer securities held by the FHLBank under this arrangement was $31,164,412,000.

Other commitments and contingencies are discussed in Notes 1, 5, 6, 7, 8, 10, 11, 13, 14 and 15.

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2012 and 2011, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of December 31, 2012 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2012 (amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors. As of December 31, 2011, no members owned more than 10 percent of FHLBank regulatory capital stock.

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$145,727	16.9%	$146,227	11.5%
Capitol Federal Savings Bank	KS	2,002	0.5	128,782	15.0	130,784	10.3
TOTAL		$2,502	0.6%	$274,509	31.9%	$277,011	21.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2012 are summarized in the following table (amounts in thousands).

	12/31/2012		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$2,898,000	18.0%	$13	-%
Capitol Federal Savings Bank	2,550,000	15.8	1,247	0.1
TOTAL	$5,448,000	33.8%	$1,260	0.1%

MidFirst Bank and Capitol Federal Savings Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the year ended December 31, 2012.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of December 31, 2012 and 2011 for members that had an officer or director serving on the FHLBank’s board of directors in 2012 or 2011 (in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$500	0.1%	$5,700	0.7%	$6,200	0.5%
Girard National Bank	KS	623	0.2	3,728	0.4	4,351	0.3
Golden Belt Bank, FSA	KS	1,192	0.3	2,143	0.3	3,335	0.3
Vision Bank, NA	OK	2,000	0.5	956	0.1	2,956	0.2
First State Bank Nebraska	NE	510	0.1	1,715	0.2	2,225	0.2
Morgan Federal Bank	CO	907	0.2	1,162	0.1	2,069	0.2
NebraskaLand National Bank	NE	961	0.2	754	0.1	1,715	0.1
Citizens Bank & Trust Co.	OK	931	0.2	51	-	982	0.1
Bankers' Bank of Kansas, NA	KS	270	0.1	2	-	272	-
TOTAL		$7,894	1.9%	$16,211	1.9%	$24,105	1.9%

12/31/2011
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Girard National Bank	KS	$995	0.2%	$3,204	0.4%	$4,199	0.3%
Vision Bank, NA	OK	3,757	0.7	53	-	3,810	0.3
FirstBank	CO	3,260	0.6	55	-	3,315	0.3
Golden Belt Bank, FSA	KS	1,376	0.2	1,886	0.3	3,262	0.2
First State Bank Nebraska	NE	955	0.2	1,228	0.2	2,183	0.2
Morgan Federal Bank	CO	896	0.2	1,130	0.1	2,026	0.1
Security State Bank	NE	279	-	1,663	0.2	1,942	0.1
Citizens Bank & Trust Co.	OK	927	0.2	51	-	978	0.1
Bankers' Bank of Kansas, NA	KS	270	-	1	-	271	-
TOTAL		$12,715	2.3%	$9,271	1.2%	$21,986	1.6%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of December 31, 2012 and 2011 are summarized in the following table (amounts in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	12/31/2012		12/31/2011		12/31/2012		12/31/2011
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
FirstBank	$38,000	0.2%	$-	-%	$7,252	0.6%	$98	-%
Girard National Bank	37,514	0.2	38,609	0.2	2,333	0.2	3,149	0.3
Golden Belt Bank, FSA	10,887	0.1	10,974	0.1	3,247	0.3	2,347	0.3
Vision Bank, NA	23,543	0.2	18,169	0.1	781	0.1	95	-
First State Bank Nebraska	33,867	0.2	30,914	0.2	866	0.1	117	-
Morgan Federal Bank	11,800	0.1	14,933	0.1	6,224	0.5	2,071	0.2
NebraskaLand National Bank	11,000	0.1			76	-
Citizens Bank & Trust Co.	1,000	-	2,000	-	110	-	127	-
Bankers' Bank of Kansas, NA	1,975	-	1,975	-	13	-	9	-
Security State Bank			5,792	-			2,134	0.2
TOTAL	$169,586	1.1%	$123,366	0.7%	$20,902	1.8%	$10,147	1.0%

The following table presents mortgage loans funded or acquired during the years ended December 31, 2012 and 2011 for members that had an officer or director serving on the FHLBank’s board of directors in 2012 or 2011 (amounts in thousands). Information is only listed for the year in which the officer or director served on the FHLBank’s board of directors.

	12/31/2012		12/31/2011
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
FirstBank	$152,817	6.1%	$-	-%
Girard National Bank	28,000	1.1	22,719	1.4
Golden Belt Bank, FSA	32,083	1.3	25,021	1.6
Vision Bank, NA	6,498	0.3	-	-
First State Bank Nebraska	15,569	0.6	5,434	0.4
Morgan Federal Bank	9,976	0.4	8,800	0.6
NebraskaLand National Bank	12,427	0.5
Citizens Bank & Trust Co	-	-	1,531	0.1
Bankers Bank of Kansas, NA	-	-	-	-
Security State Bank			23,886	1.5
TOTAL	$257,370	10.3%	$87,391	5.6%

Direct Financing Lease: During 2002, the FHLBank entered into a 20-year direct financing lease with a member for a building complex and property. Either party has the option to terminate this lease after 15 years. The net investment in the direct financing lease with the member is recorded in other assets. The FHLBank’s $7,896,000 up-front payment for its portion of the building complex is recorded in premises, software and equipment. On October 31, 2005, the FHLBank amended its lease to occupy additional building space, thereby reducing the portion of the property previously leased back to the member and decreasing the member’s future lease payments. All other provisions of the original lease remain in effect. The net reduction in the lease receivable is recorded in premises, software and equipment.

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2012, 2011 and 2010 (in thousands). All transactions occurred at market prices.

Business Activity	2012	2011	2010
Average overnight interbank loan balances to other FHLBanks1	$2,242	$1,432	$507
Average overnight interbank loan balances from other FHLBanks1	3,907	4,963	4,000
Average deposit balance with FHLBank of Chicago for shared expense transactions2	108	65	47
Average deposit balance with FHLBank of Chicago for MPF transactions2	1,139	23	28
Transaction charges paid to FHLBank of Chicago for transaction service fees3	2,879	2,334	1,760
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	-	-	-
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

Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for  in the same manner as similarly classified investments. Outstanding fair value balances totaling $126,828,000 and $127,389,000 as of December 31, 2012 and 2011, respectively, are included in the non-MBS GSE obligations totals presented in Note 4; all were purchased prior to 2009. Interest income earned on these securities totaled $5,582,000, $5,582,000, and $8,944,000 for the years ended December 31, 2012, 2011 and 2010, respectively.