Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Topeka
filed 2013-05-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 05/07/2013
Class A Stock, par value $100	4,335,434
Class B Stock, par value $100	9,825,174

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$93,642	$369,997
Interest-bearing deposits	149	455
Securities purchased under agreements to resell	698,980	1,999,288
Federal funds sold	1,050,000	850,000

Investment securities:
Trading securities (Note 3)	3,359,123	2,764,918
Held-to-maturity securities1 (Note 3)	5,117,188	5,159,750
Total investment securities	8,476,311	7,924,668

Advances (Notes 4, 6)	17,581,906	16,573,348

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 5)	5,930,997	5,945,933
Less allowance for credit losses on mortgage loans (Note 6)	(7,086)	(5,416)
Mortgage loans held for portfolio, net	5,923,911	5,940,517

Accrued interest receivable	66,276	77,445
Premises, software and equipment, net	8,899	8,874
Derivative assets (Note 7)	10,192	25,166
Other assets	47,868	48,869

TOTAL ASSETS	$33,958,134	$33,818,627

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Note 8)	$1,296,879	$1,117,627
Non-interest-bearing (Note 8)	49,656	64,330
Total deposits	1,346,535	1,181,957

Consolidated obligations, net:
Discount notes (Note 9)	9,204,351	8,669,059
Bonds (Note 9)	21,319,639	21,973,902
Total consolidated obligations, net	30,523,990	30,642,961

Mandatorily redeemable capital stock (Note 11)	4,979	5,665
Accrued interest payable	86,619	81,801
Affordable Housing Program (Note 10)	32,544	31,198
Derivative liabilities (Note 7)	117,399	123,414
Other liabilities	27,115	31,150

TOTAL LIABILITIES	32,139,181	32,098,146

Commitments and contingencies (Note 15)

1       Fair value: $5,147,854 and $5,192,330 as of March 31, 2013 and December 31, 2012, respectively.

The accompaning notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited (continued)
(In thousands, except par value)
	March 31,	December 31,
	2013	2012
Capital:
Capital stock outstanding - putable:
Class A ($100 par value; 4,318 and 4,053 shares issued and outstanding) (Note 11)	431,797	405,304
Class B ($100 par value; 9,127 and 8,592 shares issued and outstanding) (Note 11)	912,659	859,152
Total capital stock	1,344,456	1,264,456

Retained earnings:
Unrestricted	465,307	453,346
Restricted (Note 11)	32,865	27,936
Total retained earnings	498,172	481,282

Accumulated other comprehensive income (loss) (Note 12)	(23,675)	(25,257)

TOTAL CAPITAL	1,818,953	1,720,481

TOTAL LIABILITIES AND CAPITAL	$33,958,134	$33,818,627

The accompaning notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three-month Period Ended March 31,
	2013	2012
INTEREST INCOME:
Interest-bearing deposits	$113	$99
Securities purchased under agreements to resell	527	296
Federal funds sold	421	138
Trading securities	14,371	18,789
Held-to-maturity securities	15,402	19,547
Advances	32,249	38,208
Prepayment fees on terminated advances	1,163	1,379
Mortgage loans held for portfolio	48,102	49,101
Other	426	506
Total interest income	112,774	128,063

INTEREST EXPENSE:
Deposits	313	383
Consolidated obligations:
Discount notes	2,437	1,052
Bonds	57,898	68,197
Mandatorily redeemable capital stock (Note 11)	6	14
Other	36	79
Total interest expense	60,690	69,725

NET INTEREST INCOME	52,084	58,338
Provision for credit losses on mortgage loans (Note 6)	1,947	1,039
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	50,137	57,299

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	(14)	(4,513)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	(65)	3,924
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(79)	(589)
Net gain (loss) on trading securities (Note 3)	(9,696)	(10,766)
Net gain (loss) on derivatives and hedging activities (Note 7)	(3,058)	65
Standby bond purchase agreement commitment fees	1,168	1,069
Letters of credit fees	785	877
Other	406	529
Total other income (loss)	(10,474)	(8,815)

OTHER EXPENSES:
Compensation and benefits	6,520	7,787
Other operating	3,391	3,467
Finance Agency	736	905
Office of Finance	654	576
Other	974	744
Total other expenses	12,275	13,479

INCOME (LOSS) BEFORE ASSESSMENTS	27,388	35,005

Affordable Housing Program assessments (Note 10)	2,740	3,502

NET INCOME	$24,648	$31,503

The accompaning notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three-month Period Ended March 31,
	2013	2012
Net income	$24,648	$31,503

Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(14)	(4,052)
Reclassification of non-credit portion included in net income	79	128
Accretion of non-credit portion	1,416	1,418
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,481	(2,506)

Defined benefit pension plan:
Amortization of net loss	101	126

Total other comprehensive income (loss)	1,582	(2,380)

TOTAL COMPREHENSIVE INCOME	$26,230	$29,123

The accompaning notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
										Accumulated
	Capital Stock1									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2011	5,373	$537,304	7,905	$790,523	13,278	$1,327,827	$395,588	$5,873	$401,461	$(27,841)	$1,701,447
Proceeds from issuance of capital stock	-	61	807	80,651	807	80,712					80,712
Repurchase/redemption of capital stock	-	-	(87)	(8,693)	(87)	(8,693)					(8,693)
Comprehensive income (loss)							25,202	6,301	31,503	(2,380)	29,123
Net reclassification of shares to mandatorily redeemable capital stock	(186)	(18,655)	(510)	(50,971)	(696)	(69,626)					(69,626)
Net transfer of shares between Class A and Class B	466	46,635	(466)	(46,635)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(70)		(70)		(70)
Stock issued			70	7,022	70	7,022	(7,022)		(7,022)		-
BALANCE MARCH 31, 2012	5,653	$565,345	7,719	$771,897	13,372	$1,337,242	$413,698	$12,174	$425,872	$(30,221)	$1,732,893

										Accumulated
	Capital Stock1									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	-	-	1,584	158,432	1,584	158,432					158,432
Repurchase/redemption of capital stock	(456)	(45,556)	(23)	(2,299)	(479)	(47,855)					(47,855)
Comprehensive income (loss)							19,719	4,929	24,648	1,582	26,230
Net reclassification of shares to mandatorily redeemable capital stock	(86)	(8,635)	(296)	(29,632)	(382)	(38,267)					(38,267)
Net transfer of shares between Class A and Class B	807	80,684	(807)	(80,684)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(68)		(68)		(68)
Stock issued			77	7,690	77	7,690	(7,690)		(7,690)		-
BALANCE MARCH 31, 2013	4,318	$431,797	9,127	$912,659	13,445	$1,344,456	$465,307	$32,865	$498,172	$(23,675)	$1,818,953

1	Putable

The accompaning notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three-month Period Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,648	$31,503
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(11,493)	(5,486)
Concessions on consolidated obligations	1,795	5,043
Premiums and discounts on investments, net	(323)	(431)
Premiums and discounts on advances, net	(4,146)	(3,017)
Premiums, discounts and deferred loan costs on mortgage loans, net	6,445	3,596
Fair value adjustments on hedged assets or liabilities	3,475	3,291
Premises, software and equipment	516	576
Other	101	126
Provision for credit losses on mortgage loans	1,947	1,039
Non-cash interest on mandatorily redeemable capital stock	5	13
Net other-than-temporary impairment losses on held-to-maturity securities	79	589
Other (gains) losses	33	35
Net (gain) loss on trading securities	9,696	10,766
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	8,118	2,402
(Increase) decrease in accrued interest receivable	11,181	10,054
Change in net accrued interest included in derivative assets	(14,962)	(25,408)
(Increase) decrease in other assets	1,033	1,899
Increase (decrease) in accrued interest payable	4,819	2,844
Change in net accrued interest included in derivative liabilities	(4,286)	1,236
Increase (decrease) in Affordable Housing Program liability	1,346	(1,787)
Increase (decrease) in other liabilities	(3,833)	(1,734)
Total adjustments	11,546	5,646
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	36,194	37,149

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	45,206	20,373
Net (increase) decrease in securities purchased under resale agreements	1,300,308	(1,650,000)
Net (increase) decrease in Federal funds sold	(200,000)	375,000
Net (increase) decrease in short-term trading securities	(414,838)	824,790
Proceeds from maturities of and principal repayments on long-term trading securities	179,506	121,941
Purchases of long-term trading securities	(368,455)	(50,000)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	404,885	405,066
Purchases of long-term held-to-maturity securities	(360,713)	(315,731)
Principal collected on advances	12,034,399	7,553,601
Advances made	(13,082,626)	(7,134,752)
Principal collected on mortgage loans	404,166	314,784
Purchase or origination of mortgage loans	(398,701)	(634,143)
Proceeds from sale of foreclosed assets	444	1,551
Principal collected on other loans made	481	450
Purchases of premises, software and equipment	(541)	(346)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(456,479)	(167,416)

The accompaning notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited (continued)
(In thousands)
	Three-month Period Ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$182,067	$906,487
Net proceeds from issuance of consolidated obligations:
Discount notes	21,019,755	12,025,471
Bonds	1,814,371	4,806,680
Payments for maturing and retired consolidated obligations:
Discount notes	(20,484,245)	(12,088,964)
Bonds	(2,437,000)	(5,073,000)
Net increase (decrease) in overnight loans from other FHLBanks	-	(35,000)
Net increase (decrease) in other borrowings	-	(5,000)
Proceeds from financing element derivatives	44	-
Net interest payments received (paid) for financing derivatives	(22,613)	(24,924)
Proceeds from issuance of capital stock	158,432	80,712
Payments for repurchase/redemption of capital stock	(47,855)	(8,693)
Payments for repurchase of mandatorily redeemable capital stock	(38,958)	(69,987)
Cash dividends paid	(68)	(70)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	143,930	513,712
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(276,355)	383,445
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	369,997	116,041
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,642	$499,486

Supplemental disclosures:
Interest paid	$64,833	$73,707

Affordable Housing Program payments	$1,440	$5,328

Net transfers of mortgage loans to real estate owned	$1,289	$2,390

The accompaning notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements – Unaudited
March 31, 2013

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation: The accompanying interim financial statements of the Federal Home Loan Bank of Topeka (FHLBank) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instruction provided by Article 10, Rule 10-01 of Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the FHLBank’s financial position, results of operation and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year of any other interim period.

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2012. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2013 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Financial Instruments with Legal Right of Offset: The FHLBank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements or similar agreements. The FHLBank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The FHLBank did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of these agreements is provided in Note 7. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. Additional information about the FHLBank’s investments in securities purchased under agreements to resell is disclosed in Note 1 of the annual report on Form 10-K.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Joint and Several Liability: In February 2013, the Financial Accounting Standards Board (FASB) issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. The FHLBank does not expect this new guidance to have a material effect on its financial condition, results of operations or cash flows.

Comprehensive Income – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued guidance which requires entities to provide information about significant reclassifications of items out of accumulated other comprehensive income (AOCI) by component. Entities are required to report the effect of significant reclassifications out of AOCI on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety. For other amounts not required to be reclassified in their entirety, the entity is required to cross-reference to other disclosures that provide additional detail about these amounts. This guidance was effective prospectively for the FHLBank for interim and annual periods beginning on January 1, 2013. The adoption of this guidance resulted in increased financial statement disclosures, but did not impact the FHLBank’s financial condition, results of operations or cash flows.

Offsetting Assets and Liabilities: In December 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position, regardless of whether an entity’s financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance requires the FHLBank to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on its Statements of Condition or subject to an enforceable master netting arrangement or similar agreement. This guidance was effective for the FHLBank for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The FHLBank adopted the guidance as of January 1, 2013. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of March 31, 2013 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$424,954	$-	$-	$-	$-	$-	$-
Certificates of deposit	374,994	-	-	-	-	-	-
Government-sponsored enterprise obligations1.2	2,330,101	-	-	-	-	-	-
State or local housing agency obligations	-	69,031	-	69,031	138	8,350	60,819
Non-mortgage-backed securities	3,130,049	69,031	-	69,031	138	8,350	60,819
Mortgage-backed securities:
U.S. obligation residential3	1,233	80,953	-	80,953	370	-	81,323
Government-sponsored enterprise residential4	227,841	4,526,628	-	4,526,628	36,054	2,959	4,559,723
Private-label mortgage-backed securities:
Residential loans	-	439,468	19,153	458,621	4,891	20,264	443,248
Home equity loans	-	1,108	212	1,320	1,421	-	2,741
Mortgage-backed securities	229,074	5,048,157	19,365	5,067,522	42,736	23,223	5,087,035
TOTAL	$3,359,123	$5,117,188	$19,365	$5,136,553	$42,874	$31,573	$5,147,854

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

2	See Note 17 for transactions with other FHLBanks.
3	Represents mortgage-backed securities (MBS) issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.
4	Represents MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2012 are summarized in the following table (in thousands):

	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$59,996	$-	$-	$-	$-	$-	$-
Certificates of deposit	325,006	-	-	-	-	-	-
Government-sponsored enterprise obligations1,2	2,126,327	-	-	-	-	-	-
State or local housing agency obligations	-	69,442	-	69,442	170	8,686	60,926
Non-mortgage-backed securities	2,511,329	69,442	-	69,442	170	8,686	60,926
Mortgage-backed securities:
U.S obligation residential3	1,277	85,484	-	85,484	650	-	86,134
Government-sponsored enterprise residential4	252,312	4,509,121	-	4,509,121	39,571	1,034	4,547,658
Private-label mortgage-backed securities:
Residential loans	-	494,631	20,649	515,280	5,433	25,522	495,191
Home equity loans	-	1,072	197	1,269	1,155	3	2,421
Mortgage-backed securities	253,589	5,090,308	20,846	5,111,154	46,809	26,559	5,131,404
TOTAL	$2,764,918	$5,159,750	$20,846	$5,180,596	$46,979	$35,245	$5,192,330

1
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

2	See Note 17 for transactions with other FHLBanks.
3	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
4	Represents MBS issued by Fannie Mae and Freddie Mac.

The amortized cost of the FHLBank’s MBS/asset-backed securities (ABS) included credit losses, OTTI-related accretion adjustments and purchase premiums and discounts netting to discount amounts of $5,697,000 and $6,547,000 as of March 31, 2013 and December 31, 2012, respectively.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of March 31, 2013. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$-	$-	$40,750	$8,350	$40,750	$8,350
Non-mortgage-backed securities	-	-	40,750	8,350	40,750	8,350
Mortgage-backed securities:
Government-sponsored enterprise residential1	805,524	2,783	111,659	176	917,183	2,959
Private-label mortgage-backed securities:
Residential loans	7,528	7	216,926	20,257	224,454	20,264
Mortgage-backed securities	813,052	2,790	328,585	20,433	1,141,637	23,223
TOTAL TEMPORARILY IMPAIRED SECURITIES	$813,052	$2,790	$369,335	$28,783	$1,182,387	$31,573
__________
1	Represents MBS issued by Fannie Mae and Freddie Mac.

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

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2013 and December 31, 2012 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	03/31/2013			12/31/2012
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$-	$-	$-	$-	$-	$-
Due after one year through five years	-	-	-	-	-	-
Due after five years through 10 years	22,540	22,540	20,619	22,780	22,780	20,741
Due after 10 years	46,491	46,491	40,200	46,662	46,662	40,185
Non-mortgage-backed securities	69,031	69,031	60,819	69,442	69,442	60,926
Mortgage-backed securities	5,067,522	5,048,157	5,087,035	5,111,154	5,090,308	5,131,404
TOTAL	$5,136,553	$5,117,188	$5,147,854	$5,180,596	$5,159,750	$5,192,330

Interest Rate Payment Terms: The following table details interest rate payment terms for the amortized cost of held-to-maturity securities as of March 31, 2013 and December 31, 2012 (in thousands):

	03/31/2013	12/31/2012
Non-mortgage-backed securities:
Fixed rate	$16,491	$16,662
Variable rate	52,540	52,780
Non-mortgage-backed securities	69,031	69,442

Mortgage-backed securities:
Pass-through securities:
Fixed rate	151	170
Variable rate	605,711	595,078
Collateralized mortgage obligations:
Fixed rate	704,461	687,770
Variable rate	3,757,199	3,828,136
Mortgage-backed securities	5,067,522	5,111,154
TOTAL	$5,136,553	$5,180,596

Gains and Losses: Net gains (losses) on trading securities during the three-month periods ended March 31, 2013 and 2012 were as follows (in thousands):

	Three-month Period Ended
	03/31/2013	03/31/2012
Net gains (losses) on trading securities held as of March 31, 2013	$(9,326)	$(7,195)
Net gains (losses) on trading securities sold or matured prior to March 31, 2013	(370)	(3,571)
NET GAIN (LOSS) ON TRADING SECURITIES	$(9,696)	$(10,766)

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The OTTI Governance Committee developed a housing price forecast with seven short-term projections with changes ranging from (4.0) percent to 4.0 percent over the twelve-month period beginning January 1, 2013. For the vast majority of markets, the short-term forecast has changes from (1.0) percent to 1.0 percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery by months as of March 31, 2013:

	Recovery Range of Annualized Rates
Months	Low	High

1 - 6	-%	3.0%
7 - 12	1.0	4.0
13 - 18	2.0	4.0
19 - 30	2.0	5.0
31 - 42	2.0	6.0
43 - 54	2.0	6.0
Thereafter	2.3	5.6

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

For those securities for which an OTTI was determined to have occurred as of March 31, 2013 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following tables present a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Private-label residential MBS
Year of	Significant Inputs			Current Credit
Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancements
Prime:
2004 and prior	9.1%	13.8%	38.8%	12.1%
2005	13.0	15.3	35.0	4.0
Total Prime	10.2	14.2	37.7	9.8

Alt-A:
2004 and prior	11.3	21.2	41.2	9.2
2005	10.5	19.4	43.2	4.7
Total Alt-A	11.0	20.4	42.1	7.2

TOTAL	10.8%	18.9%	41.0%	7.9%

Home Equity Loan ABS
Year of	Significant Inputs			Current Credit
Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancements
Subprime:
2004 and prior	1.1%	5.4%	94.1%	12.4%

For the 32 private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of March 31, 2013 are as follows (in thousands):

	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$33,355	$32,253	$30,335	$32,160
Alt-A	87,690	80,426	63,191	74,243
Total private-label residential MBS	121,045	112,679	93,526	106,403

Home equity loans:
Subprime	3,622	1,320	1,108	2,742
TOTAL	$124,667	$113,999	$94,634	$109,145

The following table presents a roll-forward of OTTI activity for the three-month periods ended March 31, 2013 and 2012 related to credit losses recognized in earnings (in thousands):

	Three-month Period Ended
	03/31/2013	03/31/2012
Balance, beginning of period	$10,968	$10,342
Additional charge on securities for which OTTI was not previously recognized1	-	229
Additional charge on securities for which OTTI was previously recognized1	79	360
Realized principal losses on securities paid down during the period	(100)	-
Amortization of credit component of OTTI2	(420)	10
Balance, end of period	$10,527	$10,941

1	For the three-month periods ended March 31, 2013 and 2012, securities previously impaired represent all securities that were impaired prior to January 1, 2013 and 2012, respectively.
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

As of March 31, 2013, the fair value of a portion of the FHLBank’s held-to-maturity securities portfolio was below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets that began in early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 15 years. Variable rate advances generally have maturities ranging from overnight to 15 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. As of March 31, 2013 and December 31, 2012, the FHLBank had advances outstanding at interest rates ranging from 0.14 percent to 8.01 percent and 0.12 percent to 8.01 percent, respectively. The following table presents advances summarized by year of contractual maturity as of March 31, 2013 and December 31, 2012 (in thousands):

	03/31/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,293,848	0.94%	$3,433,058	1.11%
Due after one year through two years	1,627,977	2.00	1,454,725	2.39
Due after two years through three years	1,609,889	2.17	1,691,471	1.88
Due after three years through four years	1,651,656	1.70	1,757,905	1.99
Due after four years through five years	2,562,696	2.94	2,529,511	2.84
Thereafter	5,428,062	1.04	5,241,927	1.36
Total par value	17,174,128	1.56%	16,108,597	1.76%
Discounts	(42,924)		(29,767)
Hedging adjustments1	450,702		494,518
TOTAL	$17,581,906		$16,573,348

1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2013 and December 31, 2012 include callable advances totaling $5,961,612,000 and $5,429,171,000, respectively. Of these callable advances, there were $5,832,043,000 and $5,300,793,000 of variable rate advances as of March 31, 2013 and December 31, 2012, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of March 31, 2013 and December 31, 2012, the FHLBank had convertible advances outstanding totaling $1,925,517,000 and $2,079,092,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of March 31, 2013 and December 31, 2012 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	03/31/2013	12/31/2012	03/31/2013	12/31/2012
Due in one year or less	$9,921,993	$8,483,653	$6,148,990	$5,430,875
Due after one year through two years	1,412,661	1,335,481	1,594,477	1,412,850
Due after two years through three years	1,255,137	1,346,362	1,486,789	1,593,371
Due after three years through four years	957,188	1,094,410	1,449,356	1,606,405
Due after four years through five years	2,195,292	2,033,422	1,428,854	1,534,569
Thereafter	1,431,857	1,815,269	5,065,662	4,530,527
TOTAL PAR VALUE	$17,174,128	$16,108,597	$17,174,128	$16,108,597

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of March 31, 2013 and December 31, 2012 (in thousands):

	03/31/2013	12/31/2012
Fixed rate:
Due in one year or less	$3,494,760	$1,301,041
Due after one year	7,122,637	7,495,446
Total fixed rate	10,617,397	8,796,487
Variable rate:
Due in one year or less	799,088	2,132,017
Due after one year	5,757,643	5,180,093
Total variable rate	6,556,731	7,312,110
TOTAL PAR VALUE	$17,174,128	$16,108,597

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

Mortgage Loans Held for Portfolio: The following table presents information as of March 31, 2013 and December 31, 2012 on mortgage loans held for portfolio (in thousands):

	03/31/2013	12/31/2012
Real estate:
Fixed rate, medium-term1, single-family mortgages	$1,691,522	$1,711,275
Fixed rate, long-term, single-family mortgages	4,133,486	4,126,471
Total unpaid principal balance	5,825,008	5,837,746
Premiums	97,807	98,887
Discounts	(3,997)	(4,483)
Deferred loan costs, net	1,353	1,549
Other deferred fees	(276)	(312)
Hedging adjustments2	11,102	12,546
Total before Allowance for Credit Losses on Mortgage Loans	5,930,997	5,945,933
Allowance for Credit Losses on Mortgage Loans	(7,086)	(5,416)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,923,911	$5,940,517

1	Medium-term defined as a term of 15 years or less.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of March 31, 2013 and December 31, 2012 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

	03/31/2013	12/31/2012
Conventional loans	$5,154,453	$5,152,461
Government-guaranteed or insured loans	670,555	685,285
TOTAL UNPAID PRINCIPAL BALANCE	$5,825,008	$5,837,746

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

The FHLBank has established an allowance methodology for each of its portfolio segments: credit products (advances, letters of credit and other extensions of credit to borrowers); government mortgage loans held for portfolio; conventional mortgage loans held for portfolio; and the direct financing lease receivable.

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each member, includes an ongoing review of each member’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing members’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Federal Home Loan Bank Act, as amended (Bank Act), which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the par value or market value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, agriculture loans and community development loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon member credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the member. The FHLBank can call for additional or substitute collateral to protect its security interest. The FHLBank’s management believes that these policies effectively manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of March 31, 2013 and December 31, 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2013 and December 31, 2012, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three-month periods ended March 31, 2013 and 2012.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of March 31, 2013 and December 31, 2012, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 15.

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
▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement (CE) obligation. If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based CE fees from the PFI; or (2) absorbed by the FHLBank. As of March 31, 2013 and December 31, 2012, the FHLBank’s exposure under the FLA was $31,121,000 and $30,313,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $3,550,000 and $2,113,000 as of March 31, 2013 and December 31, 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of March 31, 2013 and December 31, 2012, CE obligations available to cover losses in excess of the FLA were $329,835,000 and $312,994,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month Period Ended
	03/31/2013	03/31/2012
Gross CE fees paid to PFIs	$1,205	$1,005
Performance-based CE fees recovered from PFIs	(45)	(47)
Net CE fees paid	$1,160	$958

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

Rollforward of Allowance for Credit Losses: As of March 31, 2013, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a roll-forward of the allowance for credit losses for the three-month period ended March 31, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2013 (in thousands):

	Conventional Loans	Government Loans	Credit Products1	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$5,416	$-	$-	$-	$5,416
Charge-offs	(277)	-	-	-	(277)
Provision for credit losses	1,947	-	-	-	1,947
Balance, end of three-month period	$7,086	$-	$-	$-	$7,086

Allowance for Credit Losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$7,086	$-	$-	$-	$7,086

Recorded investment2, end of period:
Individually evaluated for impairment3	$-	$-	$17,604,861	$25,042	$17,629,903
Collectively evaluated for impairment	$5,270,709	$689,887	$-	$-	$5,960,596
__________
1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
2
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

3	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a roll-forward of the allowance for credit losses for the three-month period ended March 31, 2012 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2012 (in thousands):

	Conventional Loans	Government Loans	Credit Products1	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$3,473	$-	$-	$-	$3,473
Charge-offs	(309)	-	-	-	(309)
Provision for credit losses	1,039	-	-	-	1,039
Balance, end of three-month period	$4,203	$-	$-	$-	$4,203

Allowance for Credit Losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$4,203	$-	$-	$-	$4,203

Recorded investment2, end of period:
Individually evaluated for impairment3	$-	$-	$16,965,882	$26,932	$16,992,814
Collectively evaluated for impairment	$4,625,603	$652,460	$-	$-	$5,278,063
___________
1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
2
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedge adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

3	No financing receivables individually evaluated for impairment were determined to be impaired.

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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2013 (dollar amounts in thousands):

	Conventional Loans		Government Loans	Credit Products1	Direct Financing Lease Receivable	Total
Recorded investment2:
Past due 30-59 days delinquent		$30,495	$18,071	$-	$-	$48,566
Past due 60-89 days delinquent		9,600	6,504	-	-	16,104
Past due 90 days or more delinquent		21,080	7,879	-	-	28,959
Total Past Due		61,175	32,454	-	-	93,629
Total current loans		5,209,534	657,433	17,604,861	25,042	23,496,870
Total recorded investment		$5,270,709	$689,887	$17,604,861	$25,042	$23,590,499

Other delinquency statistics:
In process of foreclosure, included above3		$9,897	$2,958	$-	$-	$12,855
Serious delinquency rate4		0.4%	1.1%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$		$7,879	$-	$-	$7,879
Loans on non-accrual status5		$24,302	$-	$-	$-	$24,302
__________
1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
2
The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

3
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

4	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.
5
Loans on non-accrual status include $1,400,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2012 (dollar amounts in thousands):

	Conventional Loans	Government Loans	Credit Products1	Direct Financing Lease Receivable	Total
Recorded investment2:
Past due 30-59 days delinquent	$24,954	$16,990	$-	$-	$41,944
Past due 60-89 days delinquent	8,016	5,787	-	-	13,803
Past due 90 days or more delinquent	21,576	8,177	-	-	29,753
Total Past Due	54,546	30,954	-	-	85,500
Total current loans	5,215,637	674,255	16,597,209	25,527	22,512,628
Total recorded investment	$5,270,183	$705,209	$16,597,209	$25,527	$22,598,128

Other delinquency statistics:
In process of foreclosure, included above3	$11,593	$3,085	$-	$-	$14,678
Serious delinquency rate4	0.4%	1.2%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$8,176	$-	$-	$8,176
Loans on non-accrual status5	$25,300	$-	$-	$-	$25,300
__________
1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
2
The recorded investment in a loan is the UPB of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

3
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

4	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.
5
Loans on non-accrual status include $1,286,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The FHLBank had $4,541,000 and $3,915,000 classified as real estate owned recorded in other assets as of March 31, 2013 and December 31, 2012, respectively.

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

Types of Hedged Items: At the inception of every hedge transaction, the FHLBank documents all hedging relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and/or liabilities on the Statements of Condition; (2) firm commitments; or (3) forecasted transactions. The FHLBank formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its hedging relationships. The types of hedged items are:
▪	Consolidated obligations;
▪	Advances;
▪	Mortgage loans;
▪	Firm commitments;
▪	Investments; and
▪	Anticipated debt issuance.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2013 (in thousands):

	03/31/2013			12/31/2012
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Fair value hedges:
Interest rate swaps	$11,898,507	$198,662	$441,711	$12,360,157	$218,909	$493,515
Interest rate caps/floors	247,000	-	3,914	247,000	-	4,429
Total fair value hedges	12,145,507	198,662	445,625	12,607,157	218,909	497,944

Economic hedges:
Interest rate swaps	5,296,320	5,598	144,056	5,806,320	7,607	166,890
Interest rate caps/floors	5,659,800	29,833	82	5,872,800	29,761	62
Mortgage delivery commitments	77,950	506	6	106,355	102	96
Total economic hedges	11,034,070	35,937	144,144	11,785,475	37,470	167,048
TOTAL	$23,179,577	$234,599	$589,769	$24,392,632	$256,379	$664,992
Netting adjustments1		(179,912)	(179,912)		(204,209)	(204,209)
Cash collateral		(44,495)	(292,458)		(27,004)	(337,369)
Derivative assets and liabilities		$10,192	$117,399		$25,166	$123,414

1
Amounts represent the effect of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three-month periods ended March 31, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended
	03/31/2013	03/31/2012
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(4,077)	$1,988
Total net gain (loss) related to fair value hedge ineffectiveness	(4,077)	1,988

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	10,651	12,109
Interest rate caps/floors	52	(5,163)
Net interest settlements	(9,183)	(8,461)
Mortgage delivery commitments	(486)	(404)
Intermediary transactions:
Interest rate swaps	(15)	(4)
Total net gain (loss) related to derivatives not designated as hedging instruments	1,019	(1,923)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(3,058)	$65

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended March 31, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	03/31/2013				03/31/2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$40,867	$(40,447)	$420	$(41,173)	$44,118	$(43,127)	$991	$(48,122)
Consolidated obligation bonds	(26,868)	22,371	(4,497)	24,649	(28,831)	29,828	997	39,164
Consolidated obligation discount notes	-	-	-	-	113	(113)	-	6
TOTAL	$13,999	$(18,076)	$(4,077)	$(16,524)	$15,400	$(13,412)	$1,988	$(8,952)

1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk on derivative agreements depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank. Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $33,108,000 and $28,512,000 as of March 31, 2013 and December 31, 2012, respectively. The counterparty was the same each period.

Certain of the FHLBank’s derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position as of March 31, 2013 and December 31, 2012 was $409,769,000 and $460,626,000, respectively, for which the FHLBank has posted collateral with a fair value of $292,458,000 and $337,369,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $87,280,000 and $93,770,000 of collateral to its derivative counterparties as of March 31, 2013 and December 31, 2012.

Offsetting of Derivative Assets and Derivative Liabilities: The FHLBank may enter into enforceable master netting arrangements for derivative instruments that contain provisions allowing the legal right of offset. Under these agreements, the FHLBank has elected to offset at the individual master agreement level, the gross derivative assets and gross derivative liabilities, and the related received or pledged cash collateral and associated accrued interest.

The following table presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements.

	03/31/2013		12/31/2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$234,093	$589,763	$256,277	$664,896
Gross amounts of netting adjustments and cash collateral	(224,407)	(472,370)	(231,213)	(541,578)
Net amounts after offsetting adjustments	9,686	117,393	25,064	123,318
Derivative instruments without legal right of offset1	506	6	102	96
Total derivative assets and total derivative liabilities	10,192	117,399	25,166	123,414
Non-cash collateral received or pledged not offset2	(586)	(88)	(278)	(157)
NET UNSECURED AMOUNT	$9,606	$117,311	$24,888	$123,257

1	Represents mortgage delivery commitments.
2
Collateral held with respect to derivatives with members which represents either collateral physically held by or on behalf of the FHLBank or collateral assigned to the FHLBank as evidenced by a written security agreement and held by the member for the benefit of the FHLBank.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits.” The following table details the types of deposits held by the FHLBank as of March 31, 2013 and December 31, 2012 (in thousands):

	03/31/2013	12/31/2012
Interest-bearing:
Demand	$188,179	$253,527
Overnight	1,061,000	824,200
Term	47,700	39,900
Total interest-bearing	1,296,879	1,117,627

Non-interest-bearing:
Demand	497	360
Other	49,159	63,970
Total non-interest-bearing	49,656	64,330
TOTAL DEPOSITS	$1,346,535	$1,181,957

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2013 and December 31, 2012 (in thousands):

	03/31/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,213,000	1.00%	$6,989,000	1.14%
Due after one year through two years	3,097,700	1.49	3,774,700	1.18
Due after two years through three years	1,073,750	1.41	1,553,000	1.32
Due after three years through four years	1,475,650	2.29	1,244,650	2.21
Due after four years through five years	1,430,500	2.40	1,476,000	2.74
Thereafter	6,872,950	2.29	6,749,900	2.45
Total par value	21,163,550	1.70%	21,787,250	1.74%
Premium	45,706		54,585
Discounts	(5,121)		(5,479)
Hedging adjustments1	115,504		137,546
TOTAL	$21,319,639		$21,973,902

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2013 and December 31, 2012 includes callable bonds totaling $8,465,000,000 and $8,461,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2013 and December 31, 2012 (in thousands):

Year of Maturity or Next Call Date	03/31/2013	12/31/2012
Due in one year or less	$15,238,000	$14,900,000
Due after one year through two years	3,209,700	3,847,700
Due after two years through three years	745,750	1,024,000
Due after three years through four years	871,650	809,650
Due after four years through five years	612,500	688,000
Thereafter	485,950	517,900
TOTAL PAR VALUE	$21,163,550	$21,787,250

The following table summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2013 and December 31, 2012 (in thousands):

	03/31/2013	12/31/2012
Fixed rate	$13,143,550	$13,507,250
Variable rate	5,575,000	6,010,000
Step up	2,445,000	2,270,000
TOTAL PAR VALUE	$21,163,550	$21,787,250

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
March 31, 2013	$9,204,351	$9,205,335	0.10%

December 31, 2012	$8,669,059	$8,670,442	0.12%

NOTE 10 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings. For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP. The FHLBank accrues this expense monthly based on its net earnings.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all 12 FHLBanks, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

The following table details the change in the AHP liability for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month Period Ended
	03/31/2013	03/31/2012
Appropriated and reserved AHP funds as of the beginning of the period	$31,198	$31,392
AHP set aside based on current year income	2,740	3,502
Direct grants disbursed	(1,440)	(5,328)
Recaptured funds1	46	39
Appropriated and reserved AHP funds as of the end of the period	$32,544	$29,605
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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2013 and December 31, 2012 (in thousands):

	03/31/2013		12/31/2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$357,467	$1,411,136	$300,742	$1,340,740
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.2%
Total regulatory capital	$1,358,325	$1,847,607	$1,352,745	$1,751,403
Leverage capital ratio	5.0%	7.5%	5.0%	7.2%
Leverage capital	$1,697,907	$2,553,175	$1,690,931	$2,421,772

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

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month Period Ended
	03/31/2013	03/31/2012
Balance at beginning of period	$5,665	$8,369
Capital stock subject to mandatory redemption reclassified from equity during the period	38,267	69,626
Redemption or repurchase of mandatorily redeemable capital stock during the period	(38,958)	(69,987)
Stock dividend classified as mandatorily redeemable capital stock during the period	5	13
Balance at end of period	$4,979	$8,021

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2013 and December 31, 2012 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	03/31/2013	12/31/2012
Year 1	$121	$-
Year 2	-	1
Year 3	303	303
Year 4	-	-
Year 5	-	-
Past contractual redemption date due to remaining activity1	4,555	5,361
TOTAL	$4,979	$5,665
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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in AOCI for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Three-month Period Ended
	03/31/2013			03/31/2012
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance, beginning of period	$(20,846)	$(4,411)	$(25,257)	$(23,759)	$(4,082)	$(27,841)
Other comprehensive income (loss) before reclassifications:
Non-credit OTTI losses	(14)	-	(14)	(4,052)	-	(4,052)
Accretion of non-credit loss	1,416	-	1,416	1,418	-	1,418
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	79	-	79	128	-	128
Amortization of net loss – defined benefit pension plan	-	101	101	-	126	126
Net current period other comprehensive income (loss)	1,481	101	1,582	(2,506)	126	(2,380)
Balance, end of period	$(19,365)	$(4,310)	$(23,675)	$(26,265)	$(3,956)	$(30,221)

The following table presents details about reclassifications from AOCI for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	Amounts Reclassified from AOCI for the Three-month Periods Ended
Details about AOCI Components	03/31/2013	03/31/2012	Affected Line Item in the Statements of Income1
Reclassification of non-credit portion of OTTI losses on held-to-maturity securities	$79	$128	Other income (loss) – Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)
Amortization of defined benefit pension plan	$101	$126	Other expenses - Compensation and benefits

1	Amounts represent debits (decreases to other income (loss) or increases to other expenses) to the affected line items in the Statements of Income.

NOTE 13 – PENSION AND POSTRETIREMENT BENEFIT PLANS

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three-month periods ended March 31, 2013 and 2012 were (in thousands):

	Three-month Period Ended
	03/31/2013	03/31/2012
Service Cost	$120	$176
Interest Cost	110	111
Amortization of net loss	101	126
NET PERIODIC POSTRETIREMENT BENEFIT COST	$331	$413

NOTE 14 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2013 and December 31, 2012.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three-month periods ended March 31, 2013 and 2012.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of March 31, 2013 and December 31, 2012 are summarized in the following tables (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	03/31/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$93,642	$93,642	$93,642	$-	$-	$-
Interest-bearing deposits	149	149	-	149	-	-
Securities purchased under agreements to resell	698,980	698,984	-	698,984	-	-
Federal funds sold	1,050,000	1,049,999	-	1,049,999	-	-
Trading securities	3,359,123	3,359,123	-	3,359,123	-	-
Held-to-maturity securities	5,117,188	5,147,854	-	4,641,046	506,808	-
Advances	17,581,906	17,717,317	-	17,717,317	-	-
Mortgage loans held for portfolio, net of allowance	5,923,911	6,205,950	-	6,205,950	-	-
Accrued interest receivable	66,276	66,276	-	66,276	-	-
Derivative assets	10,192	10,192	-	234,599	-	(224,407)
Liabilities:
Deposits	1,346,535	1,346,535	-	1,346,535	-	-
Consolidated obligation discount notes	9,204,351	9,204,363	-	9,204,363	-	-
Consolidated obligation bonds	21,319,639	21,480,460	-	21,480,460	-	-
Mandatorily redeemable capital stock	4,979	4,979	4,979	-	-	-
Accrued interest payable	86,619	86,619	-	86,619	-	-
Derivative liabilities	117,399	117,399	-	589,769	-	(472,370)
Other Asset (Liability):
Standby letters of credit	(1,000)	(1,000)	-	(1,000)	-	-
Standby bond purchase agreements	223	4,159	-	4,159	-	-

	12/31/2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$369,997	$369,997	$369,997	$-	$-	$-
Interest-bearing deposits	455	455	-	455	-	-
Securities purchased under agreements to resell	1,999,288	1,999,288	-	1,999,288	-	-
Federal funds sold	850,000	850,000	-	850,000	-	-
Trading securities	2,764,918	2,764,918	-	2,764,918	-	-
Held-to-maturity securities	5,159,750	5,192,330	-	4,633,792	558,538	-
Advances	16,573,348	16,714,319	-	16,714,319	-	-
Mortgage loans held for portfolio, net of allowance	5,940,517	6,256,905	-	6,256,905	-	-
Accrued interest receivable	77,445	77,445	-	77,445	-	-
Derivative assets	25,166	25,166	-	256,379	-	(231,213)
Liabilities:
Deposits	1,181,957	1,181,957	-	1,181,957	-	-
Consolidated obligation discount notes	8,669,059	8,669,327	-	8,669,327	-	-
Consolidated obligation bonds	21,973,902	22,189,631	-	22,189,631	-	-
Mandatorily redeemable capital stock	5,665	5,665	5,665	-	-	-
Accrued interest payable	81,801	81,801	-	81,801	-	-
Derivative liabilities	123,414	123,414	-	664,992	-	(541,578)
Other Asset (Liability):
Standby letters of credit	(1,039)	(1,039)	-	(1,039)	-	-
Standby bond purchase agreements	588	4,922	-	4,922	-	-

Fair Value Methodologies and Techniques and Significant Inputs:

Cash and Due From Banks: The fair values approximate the carrying values.

Interest-bearing Deposits: The balance is comprised of interest-bearing deposits in banks. Based on the nature of the accounts, the carrying value approximates the fair value.

Securities Purchased Under Agreements to Resell: The fair values are determined by calculating the present value of the future cash flows. The discount rates used in the calculations are rates for securities with similar terms. For overnight borrowings, the carrying value approximates fair value.

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

As of March 31, 2013, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

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

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings as of March 31, 2013 for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of March 31, 2013, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of March 31, 2013 and December 31, 2012.

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

Derivative Assets/Liabilities: The FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of the FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk in derivative transactions because of the potential nonperformance by the derivative counterparties, which are generally highly-rated institutions. To mitigate this risk, the FHLBank enters into master netting agreements for derivative agreements with its derivative counterparties. In addition, the FHLBank has entered into bilateral security agreements with all active derivative dealer counterparties. These agreements provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and its own credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives.

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

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:
▪	Interest-rate related:
•	Overnight-index Swap Curve;
•	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and
•	Prepayment assumptions.
▪	Mortgage delivery commitments:
•	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

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

Fair Value Measurements: The following tables present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of March 31, 2013 and December 31, 2012 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

	03/31/2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$424,954	$-	$424,954	$-	$-
Certificates of deposit	374,994	-	374,994	-	-
Government-sponsored enterprise obligations2,3	2,330,101	-	2,330,101	-	-
U.S. obligation residential MBS4	1,233	-	1,233	-	-
Government-sponsored enterprise residential MBS5	227,841	-	227,841	-	-
Total trading securities	3,359,123	-	3,359,123	-	-

Derivative assets:
Interest-rate related	9,686	-	234,093	-	(224,407)
Mortgage delivery commitments	506	-	506	-	-
Total derivative assets	10,192	-	234,599	-	(224,407)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,369,315	$-	$3,593,722	$-	$(224,407)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$117,393	$-	$589,763	$-	$(472,370)
Mortgage delivery commitments	6	-	6	-	-
Total derivative liabilities	117,399	-	589,769	-	(472,370)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$117,399	$-	$589,769	$-	$(472,370)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities6:
Private-label residential MBS	$164	$-	$-	$164	$-
Real estate owned7	911	-	-	911	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,075	$-	$-	$1,075	$-

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

3	See Note 17 for transactions with other FHLBanks.
4	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.
6	Excludes impaired securities with carrying values less than their fair values at date of impairment.
7	Includes real estate owned written down to fair value during the quarter ended March 31, 2013 and still outstanding as of March 31, 2013.

	12/31/2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$59,996	$-	$59,996	$-	$-
Certificates of deposit	325,006	-	325,006	-	-
Government-sponsored enterprise obligations2,3	2,126,327	-	2,126,327	-	-
U.S. obligation residential MBS4	1,277	-	1,277	-	-
Government-sponsored enterprise residential MBS5	252,312	-	252,312	-	-
Total trading securities	2,764,918	-	2,764,918	-	-

Derivative assets:
Interest-rate related	25,064	-	256,277	-	(231,213)
Mortgage delivery commitments	102	-	102	-	-
Total derivative assets	25,166	-	256,379	-	(231,213)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,790,084	$-	$3,021,297	$-	$(231,213)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$123,318	$-	$664,896	$-	$(541,578)
Mortgage delivery commitments	96	-	96	-	-
Total derivative liabilities	123,414	-	664,992	-	(541,578)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$123,414	$-	$664,992	$-	$(541,578)

Nonrecurring fair value measurements - Assets:
Real estate owned6	540	-	-	540	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$540	$-	$-	$540	$-

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

3	See Note 17 for transactions with other FHLBanks.
4	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.
6         Includes real estate owned written down to fair value during the quarter ended December 31, 2012 and still outstanding as of December 31, 2012.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $635,606,527,000 and $657,444,451,000 as of March 31, 2013 and December 31, 2012, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of March 31, 2013, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2013 and December 31, 2012, off-balance sheet commitments were as follows (in thousands):

	03/31/2013			12/31/2012
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,386,825	$19,273	$2,406,098	$2,533,506	$21,332	$2,554,838
Commitments for standby bond purchases	963,127	604,086	1,567,213	532,028	1,065,176	1,597,204
Commitments to fund or purchase mortgage loans	77,950	-	77,950	106,355	-	106,355
Commitments to issue consolidated bonds, at par	335,000	-	335,000	165,000	-	165,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2013, outstanding standby letters of credit had original terms of 7 days to 10 years with a final expiration in 2020. As of December 31, 2012, outstanding standby letters of credit had original terms of 3 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,000,000 and $1,039,000 as of March 31, 2013 and December 31, 2012, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. As of March 31, 2013 and December 31, 2012, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. The FHLBank was not required to purchase any bonds under these agreements during the three-month periods ended March 31, 2013 and 2012.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset balances of $500,000 and $6,000 as of March 31, 2013 and December 31, 2012, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following tables present information as of March 31, 2013 and December 31, 2012 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

03/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$168,961	18.5%	$169,461	12.6%

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$145,727	16.9%	$146,227	11.5%
Capitol Federal Savings Bank	KS	2,002	0.5	128,782	15.0	130,784	10.3
TOTAL		$2,502	0.6%	$274,509	31.9%	$277,011	21.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2013 and December 31, 2012 are summarized in the following table (amounts in thousands).

	03/31/2013		12/31/2012		03/31/2013		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$3,360,000	19.6%	$2,898,000	18.0%	$898	0.1%	$13	0.0%
Capitol Federal Savings Bank			2,550,000	15.8			1,247	0.1
TOTAL	$3,360,000	19.6%	$5,448,000	33.8%	$898	0.1%	$1,260	0.1%

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the three-month period ended March 31, 2013. Additionally, MidFirst Bank and Capitol Federal Savings Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the three-month period ended March 31, 2012.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of March 31, 2013 and December 31, 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

03/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$500	0.1%	$7,338	0.8%	$7,838	0.6%
Girard National Bank	KS	693	0.2	3,690	0.4	4,383	0.3
Vision Bank, NA	OK	2,000	0.5	966	0.1	2,966	0.2
First State Bank Nebraska	NE	909	0.2	1,328	0.2	2,237	0.2
NebraskaLand National Bank	NE	985	0.2	737	0.1	1,722	0.1
Citizens Bank & Trust Co.	OK	932	0.2	51	0.0	983	0.1
Points West Community	NE	518	0.1	259	0.0	777	0.1
Points West Community	CO	357	0.1	175	0.0	532	0.0
Fullerton National Bank	NE	125	0.0	268	0.0	393	0.0
Bankers' Bank of Kansas, NA	KS	270	0.1	2	0.0	272	0.0
Bank of Estes Park	CO	221	0.0	-	0.0	221	0.0
First Security Bank	KS	103	0.0	50	0.0	153	0.0
Lisco State Bank	NE	38	0.0	67	0.0	105	0.0
TOTAL		$7,651	1.7%	$14,931	1.6%	$22,582	1.6%

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$500	0.1%	$5,700	0.7%	$6,200	0.5%
Girard National Bank	KS	623	0.2	3,728	0.4	4,351	0.3
Golden Belt Bank, FSA	KS	1,192	0.3	2,143	0.3	3,335	0.3
Vision Bank, NA	OK	2,000	0.5	956	0.1	2,956	0.2
First State Bank Nebraska	NE	510	0.1	1,715	0.2	2,225	0.2
Morgan Federal Bank	CO	907	0.2	1,162	0.1	2,069	0.2
NebraskaLand National Bank	NE	961	0.2	754	0.1	1,715	0.1
Citizens Bank & Trust Co.	OK	931	0.2	51	0.0	982	0.1
Bankers' Bank of Kansas, NA	KS	270	0.1	2	0.0	272	0.0
TOTAL		$7,894	1.9%	$16,211	1.9%	$24,105	1.9%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of March 31, 2013 and December 31, 2012 are summarized in the following table (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

	03/31/2013		12/31/2012		03/31/2013		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
FirstBank	$38,000	0.2%	$38,000	0.2%	$2,532	0.2%	$7,252	0.6%
Girard National Bank	36,837	0.2	37,514	0.2	2,980	0.2	2,333	0.2
Vision Bank, NA	23,309	0.1	23,543	0.2	153	0.0	781	0.1
First State Bank Nebraska	24,857	0.2	33,867	0.2	239	0.0	866	0.1
NebraskaLand National Bank	11,000	0.1	11,000	0.1	50	0.0	76	0.0
Citizens Bank & Trust Co.	1,000	0.0	1,000	0.0	107	0.0	110	0.0
Points West Community (NE)	10,500	0.1			61	0.0
Points West Community (CO)	6,404	0.0			47	0.0
Fullerton National Bank	5,275	0.0			27	0.0
Bankers' Bank of Kansas	1,975	0.0	1,975	0.0	11	0.0	13	0.0
Bank of Estes Park	-	0.0			19	0.0
First Security Bank	-	0.0			34	0.0
Lisco State Bank	867	0.0			201	0.0
Golden Belt Bank, FSA			10,887	0.1			3,247	0.3
Morgan Federal Bank			11,800	0.1			6,224	0.5
TOTAL	$160,024	0.9%	$169,586	1.1%	$6,461	0.4%	$20,902	1.8%
The following table presents mortgage loans funded or acquired during the three-month periods ended March 31, 2013 and 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

	Three-month Period Ended
	03/31/2013		03/31/2012
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
FirstBank	$14,491	3.7%	$22,012	3.6%
Girard National Bank	4,716	1.2	7,410	1.2
Vision Bank, NA	-	-	-	0.0
First State Bank Nebraska	1,144	0.3	3,387	0.6
NebraskaLand National Bank	866	0.2	2,789	0.4
Citizens Bank & Trust Co.	-	-	-	-
Points West Community (NE)	-	-
Points West Community (CO)	-	-
Fullerton National Bank	433	0.1
Bankers' Bank of Kansas	-	-	-	-
Bank of Estes Park	-	-
First Security Bank	-	-
Lisco State Bank	-	-
Golden Belt Bank, FSA			6,717	1.1
Morgan Federal Bank			1,573	0.2
TOTAL	$21,650	5.5%	$43,888	7.1%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three-month periods ended March 31, 2013 and 2012 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended
Business Activity	03/31/2013	03/31/2012
Average overnight interbank loan balances to other FHLBanks1	$56	$3,407
Average overnight interbank loan balances from other FHLBanks1	4,333	4,495
Average deposit balance with FHLBank of Chicago for shared expense transactions2	71	102
Average deposit balance with FHLBank of Chicago for MPF transactions2	2,443	25
Transaction charges paid to FHLBank of Chicago for transaction service fees3	776	654
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	45,000	-
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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $170,971,000 and $126,828,000 as of March 31, 2013 and December 31, 2012, respectively, are included in the non-MBS GSE obligations totals presented in Note 3. Interest income earned on these securities totaled $1,414,000, and $1,395,000 for the three-month periods ended March 31, 2013 and 2012, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our audited financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K, which includes audited financial statements and related notes for the year ended December 31, 2012. Our MD&A includes the following sections:
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

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings or when members sell additional mortgage loans to us. At our discretion, we may repurchase excess capital stock if there is a decline in a member’s advances or mortgage loan balances funded through or purchased from them under the MPF Program. We believe it is important to manage our business and the associated risks so that we can always meet the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay appropriate dividends.

Table 1 summarizes selected financial data for the period indicated.

Table 1

Selected Financial Data (dollar amounts in thousands):

	03/31/2013	12/31/2012	09/30/2012	06/30/2012	03/31/2012
Statement of Condition (as of period end)
Total assets	$33,958,134	$33,818,627	$35,367,457	$35,145,881	$33,693,268
Investments1	10,225,440	10,774,411	11,255,838	11,182,572	10,857,168
Advances	17,581,906	16,573,348	17,915,350	17,729,556	16,938,296
Mortgage loans, net2	5,923,911	5,940,517	5,836,620	5,548,633	5,245,489
Total liabilities	32,139,181	32,098,146	33,587,838	33,395,360	31,960,375
Deposits	1,346,535	1,181,957	1,341,598	1,711,570	1,889,908
Consolidated obligation bonds, net3	21,319,639	21,973,902	21,372,807	21,645,710	19,598,109
Consolidated obligation discount notes, net3	9,204,351	8,669,059	10,574,200	9,605,446	10,187,856
Total consolidated obligations, net3	30,523,990	30,642,961	31,947,007	31,251,156	29,785,965
Mandatorily redeemable capital stock	4,979	5,665	6,318	8,061	8,021
Total capital	1,818,953	1,720,481	1,779,619	1,750,521	1,732,893
Capital stock	1,344,456	1,264,456	1,345,421	1,338,120	1,337,242
Total retained earnings	498,172	481,282	460,715	440,682	425,872
Accumulated other comprehensive income (loss)	(23,675)	(25,257)	(26,517)	(28,281)	(30,221)

Statement of Income (for the quarterly period ended)
Net interest income	52,084	53,195	53,064	55,083	58,338
Provision for credit losses on mortgage loans	1,947	(22)	1,062	417	1,039
Other income (loss)	(10,474)	(8,438)	(8,774)	(16,860)	(8,844)
Other expenses	12,275	13,010	12,204	13,032	13,450
Income before assessments	27,388	31,769	31,024	24,774	35,005
Affordable Housing Program (AHP) assessments	2,740	3,177	3,103	2,479	3,502
Net income	24,648	28,592	27,921	22,295	31,503

Ratios and Other Financial Data
Dividends paid in cash4	68	70	73	72	70
Dividends paid in stock4	7,690	7,955	7,815	7,413	7,022
Class A Stock dividend rate	0.25%	0.25%	0.25%	0.25%	0.25%
Class B Stock dividend rate	3.50%	3.50%	3.50%	3.50%	3.50%
Weighted average dividend rate5	2.39%	2.35%	2.36%	2.19%	2.12%
Dividend payout ratio6	31.48%	28.07%	28.25%	33.57%	22.51%
Return on average equity	5.57%	6.29%	6.31%	5.02%	7.31%
Return on average assets	0.29%	0.32%	0.32%	0.26%	0.38%
Average equity to average assets	5.21%	5.16%	5.06%	5.14%	5.16%
Net interest margin7	0.62%	0.61%	0.61%	0.64%	0.70%
Total capital ratio8	5.36%	5.09%	5.03%	4.98%	5.14%
Regulatory capital ratio9	5.44%	5.18%	5.12%	5.08%	5.26%
Ratio of earnings to fixed charges10	1.45	1.48	1.44	1.36	1.50

1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
The allowance for credit losses on mortgage loans was $7,086,000, $5,416,000, $5,435,000, $4,443,000 and $4,203,000 as of March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 11 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with accounting principles generally accepted in the United States of America (GAAP) were $6,000, $6,000, $8,000, $13,000 and $14,000 for the quarterly periods ended March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.

5	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6
Ratio disclosed represents dividends declared and paid during the quarter as a percentage of net income for the calendar quarter presented, although Finance Agency regulation requires dividends be paid out of known income prior to declaration date.

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

Net income (loss) for the three-month period ended March 31, 2013 was $24.6 million compared to $31.5 million for the three-month period ended March 31, 2012. The decrease was primarily attributable to the following:
▪	$6.3 million decrease in net interest income (decrease income);
▪	$0.9 million increase in provision for credit losses on mortgage loans (decrease income);
▪	$3.1 million decrease related to net gain (loss) on derivatives and hedging activities (decrease in income);
▪	$1.1 million increase related to net gain (loss) on trading securities (increase income);
▪	$1.2 million decrease in other expenses (increase income); and
▪	$0.8 million decrease in assessments (increase income).

Net interest income, which does not include market value fluctuations, declined from the first quarter of 2012 primarily as a result of a decline in the net interest spread and net interest margin as the decline in asset yields from low interest rates in the second half of 2012 and into 2013 was greater than the decline in funding costs. The net loss on derivatives and hedging activities for the first quarter of 2013 compared to the small gain in the first quarter of 2012 is primarily the result of: (1) hedge ineffectiveness losses from fair value interest rate swaps hedging consolidated obligation bonds in the first quarter 2013 versus gains in the first quarter 2012; and (2) larger net gains on our economic derivatives. The decrease in net loss on trading securities in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the $2.3 million net loss on U.S. Government guaranteed debentures in the first quarter of 2012 which matured later in 2012. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased by less than one percent from December 31, 2012 to March 31, 2013 but had several compositional changes. In February and March of 2013, we began managing our balance sheet to target a month end ratio of advances to total assets of at least 50 percent and a month end ratio of mortgage loans to total assets of less than 18 percent. Strategies used to manage these ratios include pricing changes to some advance products and participation of some mortgage loan volume to another FHLBank. We plan to continue to manage our balance sheet to target these ratios throughout the remainder of 2013. We experienced a significant increase in advance balances, with a majority of the increase coming from our larger borrowers in response to pricing changes for some advance products during the first quarter of 2013 (see Table 13). Among these advance products, balances of short-term fixed rate advances and adjustable rate callable advances indexed off our short-term fixed rate advance rates increased and the line of credit, convertible advances and regular fixed rate advances decreased from December 31, 2012 to March 31, 2013 (see Table 12). After experiencing significant growth in mortgage loans held for portfolio in 2012, our net mortgage loan balance declined slightly from December 31, 2012 as we continued to participate some of the loans purchased from our members to the FHLBank of Indianapolis and as higher mortgage rates at times during the first quarter of 2013 slowed origination activity. See discussion on MPF loans in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program.”

Investment balances (see Table 11) declined by 5.1 percent between December 31, 2012 and March 31, 2013 as we reduced our overall allocation to short-term, money market type investments.  At the end of March 2013, this reduction included a significant decline in reverse repurchase agreements was only partially offset by increases in short-term unsecured investments, including Federal funds sold and commercial paper. The total balance of MBS declined slightly during the first quarter 2013 as we attempted to maintain balances at approximately 300 percent of regulatory capital but experienced some difficulty during the quarter locating MBS with acceptable returns. For additional information relating to changes in investment balances, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”

On the liability side of the balance sheet, from December 31, 2012 to March 31, 2013, consolidated obligation bonds decreased and consolidated obligation discount notes and member deposits increased. The increase in discount notes from December 31, 2012 to March 31, 2013 was primarily to fund the increase in short-term fixed rate advances (discussed above) at the end of the first quarter of 2013. The decrease in bonds, both in absolute dollars and as a percentage of total consolidated obligations, was primarily due to declines in bonds swapped to the London Interbank Offered Rate (LIBOR) as we allowed our excess LIBOR debt basis position to decline in the first quarter of 2013 as concerns over political and fiscal events in late 2012 and early 2013 lessened. We had substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, non-callable floating rate bonds in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the extension of the debt ceiling, which resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets as of December 31, 2012.

The increase in our weighted average dividend rate paid during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 can be attributed to the change in the membership capital stock requirements during 2012. In mid-2012, a reduction in the membership stock purchase requirement (Class A Common Stock) resulted in the issuance of additional activity stock (Class B Common Stock) to members to replace the excess Class A Common Stock created by the reduced membership stock requirement and previously used to support their advance and mortgage loan activities (Class A Common Stock up to the amount of a member’s membership stock purchase requirement can be used to support advance and mortgage loan activity, but excess Class A Common Stock cannot).

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

Market Instrument	03/31/2013 Three-month Average	03/31/2012 Three-month Average	03/31/2013 Ending Rate	12/31/2012 Ending Rate	03/31/2012 Ending Rate
Overnight Federal funds effective/target rate1	0.14%	0.11%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
Three-month Treasury bill1	0.08	0.06	0.07	0.02	0.07
Three-month LIBOR1	0.29	0.51	0.28	0.31	0.47
Two-year U.S. Treasury note1	0.25	0.28	0.24	0.25	0.33
Five-year U.S. Treasury note1	0.81	0.89	0.77	0.71	0.99
Ten-year U.S. Treasury note1	1.93	2.02	1.85	1.74	2.14
30-year residential mortgage note rate2	3.72	4.10	3.76	3.52	4.16

1	Source is Bloomberg (Overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At its May 1, 2013 meeting, the FOMC, while noting some improvement in labor market conditions and continued strengthening in the housing sector, reaffirmed the significant accommodation that it announced in September and December 2012 that it will “...continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month.” The FOMC believes that these actions, including continuing its policies of reinvesting principal payments from its agency debt and agency MBS into agency MBS and rolling over maturing U.S. Treasury securities at auction, “...should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.” The May 2013 statement also reiterated the open-ended nature of its accommodation, initially added in the September 2012 statement, that it will continue “...purchases of Treasury and agency mortgage-backed securities, and employ its other policy tools as appropriate, until the outlook for the labor market has improved substantially in a context of price stability.” The FOMC noted that it is “…prepared to increase or reduce the pace of its purchases to maintain appropriate policy accommodation as the outlook for the labor market or inflation changes” and also that it will adjust the “size, pace and composition of its asset purchases” based on the “...likely efficacy and costs of such purchases as well as the extent of progress toward its economic objectives.” At the May 1, 2013 meeting, the Committee also maintained the Federal funds target rate at a range of zero to 0.25 percent and stated that it anticipated that this range “...will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be anchored.” In its March 2013 assessments of appropriate monetary policy, 14 of the 19 FOMC participants judged that the appropriate time for increasing the target rate was 2015 or greater. The majority of the participants believed that over the longer run four percent or greater was the appropriate level for the target Federal funds rate.

The three-month LIBOR rate declined slightly from December 31, 2012 to March 31, 2013 as markets continue to have confidence in actions taken to address European debt crisis by the European Central Bank and the International Monetary Fund in spite of serious concerns over Cyprus and increasing concerns over certain larger European countries including Italy and Spain. The daily average one-month LIBOR also decreased slightly over this period. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR. Imbalances in the mix of these assets and liabilities results in exposure to basis risk which can impact net interest income. Other short-term rates such as those for U.S. Treasury bills, Federal funds effective rates, repurchase agreement rates and yields on our consolidated obligation discount notes have remained relatively low throughout the first quarter of 2013, with some rates falling from levels observed in the fourth quarter of 2012 likely due, in part, to the expiration of the FOMC’s maturity extension program (“Operation Twist”) and the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee (TAG) Program (unlimited FDIC insurance coverage for noninterest-bearing transaction accounts) on December 31, 2012 .

For terms less than ten years, U.S. Treasury rates were relatively unchanged from December 31, 2012 to March 31, 2013. Treasury rates for terms ten years and greater increased slightly during this period resulting in a slightly steeper curve. During this period of time, the spread between the two-year U.S. Treasury note and the 10-year U.S. Treasury note increased by 9.6 basis points (bps) and the spread between the two-year U.S. Treasury note and the 30-year U.S. Treasury bond increased 15.8 bps. Most Treasury rates had increased through much of the first quarter of 2013, and especially in February and early March in response to improving economic data, before falling in the last several weeks of March as the European Union bailout of Cyprus reignited concerns over Europe and U.S. economic data weakened. When the U.S. economy improves and the Federal Reserve ends its purchases of U.S. Treasury bonds, the inflationary impact of large budget deficits and the current and anticipated volumes of U.S. Treasury issuance may result in increasing interest rates. Because we issue debt at a spread above U.S. Treasury securities, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members.

Other factors impacting FHLBank consolidated obligations:
Investors continue to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile, even after the ratings downgrade by S&P in August 2011. This has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Because of this demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained relatively low throughout the first quarter of 2013.Yields on discount notes had increased in 2012 likely due to an increase in supply of competing instruments, such as U.S. Treasury bills, repurchase agreements and short-term U.S. Treasury securities sold as a part of Operation Twist, and as a result of higher rates on these alternative short-term investments. Important factors pushing some short-term rates, including discount notes and repurchase agreement rates, lower in the first quarter of 2013 likely include the expiration of the TAG Program on December 31, 2012, the end of the sales of short-term U.S. Treasuries from Operation Twist, the FOMC commitments to keep rates “exceptionally low” and continued asset purchases, without offsetting sales by the Federal Reserve, until the job market improves significantly. These rates could remain relatively low for the remainder of 2013 resulting in lower average yields on both consolidated obligation discount notes and money market investments.

Indicative spreads of fixed rate, non-callable FHLBank debt relative to similar term U.S. Treasury instruments have increased slightly from December 31, 2012 to March 31, 2013 for most maturities greater than one year. For example, the spread between the on-the-run FHLBank two-year bullet debenture and the two-year U.S. Treasury note increased from 5.5 bps on December 31, 2012 to 6.0 bps on March 31, 2013. The spread between the on-the-run FHLBank five-year bullet debenture and the five-year U.S. Treasury note increased from 11.5 bps on December 31, 2012 to 14.7 bps as of March 31, 2013. Indicative FHLBank three-month lockout callable bond spreads to U.S. Treasuries for tenors less than or equal to five years decreased from December 30, 2012 to March 31, 2013, while spread for tenors greater than five years increased over the period. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with unswapped callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” While the spreads of our some of our fixed rate debt structures to similar term U.S. Treasury instruments increased since December 31, 2012, these spreads are still relatively low which suggests continued strong investor demand. Likely an important factor in the relatively narrow spreads to U.S. Treasuries for non-callable and callable fixed rate bonds is continued FOMC accommodation as announced in its September and December meetings (see previous discussion). In response to these actions, demand for investments with yields higher than U.S. Treasuries likely increased as investors were anticipating low yields for a longer period of time.

The spreads on FHLBank fixed rate, non-callable debentures relative to the LIBOR swap curve improved for all maturities from December 31, 2012 to March 31, 2013. The theoretical swap level of the on-the-run FHLBank two-year bullet improved from three-month LIBOR minus 7.4 bps on December 31, 2012 to three-month LIBOR minus 11.0 bps on March 31, 2013. The theoretical swap level of the on-the-run FHLBank five-year bullet also improved from three-month LIBOR plus 1.6 bps on December 31, 2012 to three-month LIBOR minus 2.3 bps on March 31, 2013. Because we issue a large amount of liabilities swapped to both one-month and three-month LIBOR, the improvement in these spreads typically indicate improvement in our funding costs for structures indexed or swapped to LIBOR. In 2012, we substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, non-callable floating rate bonds in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the increase of the debt ceiling. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Many of the concerns over the impact of the fiscal cliff were addressed and eliminated in the American Taxpayer Relief Act of 2012 that was signed by President Obama on January 2, 2013. Additionally, the statutory debt ceiling was temporarily suspended for three months in early February 2013, which according to some estimates and with the addition of extraordinary measures employed by the Treasury Department will likely allow issuance of U.S. Treasury securities until late in the summer of 2013. Additionally, in late March, Congress passed and the President signed an extension of the continuing budget resolution which will keep the federal government funded until the end of September 2013. Debate over increasing the debt ceiling and funding the federal government could result in disruptions in the financial markets and/or the economy later in 2013.

Foreign investor holdings of Agencies (both debentures and MBS), as reported by the Federal Reserve System, decreased on a daily average basis for the week ended March 27, 2013 from the week ended December 26, 2012. Foreign investor holdings of U.S. Treasury securities increased over the same periods. Foreign investors have historically been significant buyers of FHLBank debentures and decreasing demand from this investor segment can negatively impact our cost of funds. Taxable money market fund assets in Agency debt, excluding floating rate notes, and the percentage of total money market fund assets allocated to this category declined overall in the first quarter of 2013 after increasing notably in the fourth quarter of 2012, likely reflecting the expiration of the FDIC’s TAG program on December 31, 2012. Taxable money market fund holdings of FHLBank debt were generally lower in the first quarter of 2013. On November 19, 2012, the Financial Stability Oversight Council (FSOC) released for public comment money market reform proposals which include significant changes to money market funds and include capital buffers, redemption limits and floating net asset value proposals. Public comments on the proposals were due on February 15, 2013. Once the FSOC issues its final recommendations, the Securities and Exchange Commission (SEC) will have 90 days to determine whether or not they will adopt the proposals. Because money market funds are such a large and important investor base for FHLBank consolidated obligations, typically short-term obligations including discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds, changes in demand from money market funds for these consolidated obligations or changes to the overall structure of money market funds could result in changes in costs to issue our short-term consolidated obligations which will typically impact the cost of advances for our members.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2013.

Results of Operations
Net interest income, which includes interest earned on advances, mortgage loans and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. The decrease in net interest income from the first quarter of 2012 to the first quarter of 2013 can be primarily attributed to the deterioration in our net interest margin despite an increase in average interest-earning assets. In late 2011 and early 2012, we refinanced most of our callable bond debt used to fund interest earning assets. This refinancing allowed us to significantly increase our net interest margin in the first quarter of 2012. However, over the course of 2012 and into 2013, our mortgage yield decreased significantly due to borrowers refinancing at lower rates, which also increased premium amortization. We continued to refinance callable debt but were unable to lower our debt costs as much as our mortgage yield decreased, thus leading to the lower net interest margin in the first quarter of 2013.

Interest income on advances declined as a result of both lower average advance balances and average rate. The impact on interest income from the growth in the size of the mortgage loan portfolio, both nominally and relative to other assets, was offset by a decline in the average rate on this portfolio as borrowers refinanced their mortgages in order to take advantage of lower average residential mortgage rates experienced throughout much of 2012 and from the growth in balances with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio. Interest income on our investment securities declined as a result of both lower average balances and average rates with much of the decrease applicable to securities indexed to LIBOR (see Table 2 where the average three-month LIBOR rate declined 22 bps from the first quarter 2012 compared to the first quarter 2013). On the liability side, interest expense on our discount notes increased as a result of an increase in average rates despite a decrease in average balances. The interest expense on bonds decreased as a result of lower average rates, which can be partially attributed to: (1) our active management of the debt used to fund long-term assets by calling higher cost callable debt and replacing it with lower cost callable and/or bullet debt, although we were not able to refinance to the same degree as in late 2011 and early 2012; and (2) the decrease in LIBOR discussed above because a significant portion of our consolidated obligation bonds are swapped to LIBOR. This decrease in the average bond rate was the primary reason our interest expense on total interest-bearing liabilities declined. See Tables 6 and 7 for further information.

In addition to the decrease in net interest income from the first quarter of 2012 to the first quarter of 2013, we experienced a net loss on derivative and hedging activities which further contributed to the decrease in net income for the first quarter of 2013 compared to the same period in 2012. This net loss was partially offset by a decline in net losses on trading securities (increase in net income). See “Net Gain (Loss) on Derivative and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by quarter.

We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable interest rates. One way we do this is through the use of derivatives to reduce our funding costs and manage interest rate and prepayment risk. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. Although we manage the risks mentioned and utilize these transactions for asset-liability tools, we do not actively trade these positions. While we actively manage our net exposure to derivative counterparties, we do not attempt to manage the fluctuations in the fair value of our derivatives or trading securities. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes, even though some derivative hedging relationships do not qualify for hedge accounting under GAAP (referred to as economic hedges) and therefore can add significant volatility to our GAAP income.

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by market value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore, as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) market value changes on derivatives (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted return on equity (ROE) that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, ROE based on GAAP income and ROE spread based on GAAP income, which can vary significantly from period to period because of market value changes on derivatives and certain other items that management excludes when evaluating operational performance since the added volatility does not provide a consistent measurement analysis.

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

Table 3 presents a reconciliation of GAAP income to adjusted income (in thousands):

Table 3

	Three-month Periods Ended
	03/31/2013	03/31/2012
Net income, as reported under GAAP	$24,648	$31,503
Total assessments	2,740	3,502
Income before assessments	27,388	35,005
Derivative-related and other excluded items1	2,408	860
Adjusted income (a non-GAAP measure)2	$29,796	$35,865

1
Consists of market value changes on derivatives (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

2
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not reviewed by external auditors. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Table 4 presents adjusted ROE (a non-GAAP measure) compared to the average Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (amounts in thousands):

Table 4

	Three-month Periods Ended
	03/31/2013	03/31/2012
Average GAAP total capital for the period	$1,793,756	$1,734,179
ROE, based upon GAAP net income	5.57%	7.31%
Adjusted ROE, based upon adjusted income1	6.74%	8.32%
Average overnight Federal funds effective rate	0.14%	0.11%
Adjusted ROE as a spread to average Federal funds rate1	6.60%	8.21%

1
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not reviewed by external auditors. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

Earnings Analysis: Table 5 presents changes in the major components of our earnings (in thousands):

Table 5

	Increase (Decrease) In Earnings Components
	Three-month Periods Ended 03/31/2013 vs. 03/31/2012
	Dollar Change	Percentage Change
Total interest income	$(15,289)	(11.9%)
Total interest expense	(9,035)	(13.0%)
Net interest income	(6,254)	(10.7%)
Provision for credit losses on mortgage loans	908	87.4%
Net interest income after mortgage loan loss provision	(7,162)	(12.5%)
Net gain (loss) on trading securities	1,070	9.9%
Net gain (loss) on derivatives and hedging activities	(3,123)	(4,804.6%)
Other non-interest income	394	20.9%
Total non-interest income (loss)	(1,659)	(18.8%)
Operating expenses	(1,343)	(11.9%)
Other non-interest expense	139	6.2%
Total other expense	(1,204)	(8.9%)
AHP assessments	(762)	(21.8%)
NET INCOME	$(6,855)	(21.8%)

Net Interest Income: Net interest income decreased from the first quarter of 2012 to the first quarter of 2013, primarily as a result of decreases in our net interest margin that was partially offset by an increase in total average earning assets. Some key factors in the decline in our net interest spread and net interest margin for the quarter ending March 31, 2013 were: (1) lower yields on average earning assets as declining average yields on mortgage loans, investment securities and advances more than offset the higher average yields on Federal funds sold, securities purchased under agreements to resell and interest-bearing deposits; and (2) a smaller decline in the average yield of interest-bearing liabilities relative to the decline in the average yield on interest-earning assets. The smaller relative decline in the average yield of interest-bearing liabilities in the first quarter of 2013 compared to the first quarter 2012 was primarily due to an increase in the average yield on discount notes and the higher average balances of bonds during the first quarter of 2013 compared to first quarter of 2012, which partially offset the improvement in average bond yields during the first quarter of 2013. Discount note costs were extremely low in late 2011 primarily due to decreases in short-term market interest rates, including repurchase agreement rates caused by a reduced supply of alternative short-term investments, and increased flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events that occurred or carried over into the fourth quarter of 2011. Many of the discount notes issued during this period of low rates had maturity dates throughout the first quarter of 2012. Over the last several years, active management of our debt has been an important factor in the improvements in and stability of our net interest spread and margin. However, if we stay in the current historically low interest rate environment for a prolonged period of time, it is unlikely that we can continue to refinance our debt costs faster than the decline in mortgage yields, which in fact was the predominant factor in the compression in net interest spread and net interest margin in the first quarter of 2013 compared to the first quarter of 2012 and could continue to result in a lower net interest spread and margin in the future.

The average yields on advances decreased from the first quarter of 2012 to the first quarter of 2013 (see Table 6). The average advance yield is impacted by the interplay between advance product pricing, product mix changes, interest rate changes and changes in the average maturity of various advances. In the first quarter of 2013, important compositional changes pushing overall advance portfolio yields lower were an increase in short-term fixed rate advances, which are typically lower yielding advances, and a decrease in higher yielding regular fixed rate advances as a percentage of the total advance portfolio. Because a significant portion of our advances are swapped to LIBOR, the decrease in the average one-month and three-month LIBOR rates in the first quarter of 2013 compared to the first quarter of 2012 also contributed to the decline in advance yields. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

Our investment portfolio is comprised of interest-bearing deposits, Federal funds sold, reverse repurchase agreements and investment securities. The average yields on interest-bearing deposits, Federal funds sold and reverse repurchase agreements increased in the first quarter of 2013 relative to the same period in 2012, while the yield on our investment securities declined primarily due to declining interest rates, including LIBOR rates as discussed previously, between the periods. The prepayments of higher rate MBS/collateralized mortgage obligations (CMO) (higher fixed rates and higher spreads over LIBOR on variable rate) and the acquisition of new lower rate MBS/CMOs (lower spreads over LIBOR and lower fixed rates) also factored into the decline in the yield on our investment securities between the two periods.

The average yields on the mortgage loan portfolio declined significantly during the first quarter of 2013 compared to the same period in 2012 (see Table 6) due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates; (2) the growth in mortgage loan balances from the first quarter of 2012 to the first quarter of 2013, with new mortgage loans placed into our portfolio at average rates below existing mortgage loans in the portfolio; and (3) increased write-offs of premiums associated with mortgage loan prepayments. Although this portfolio shrunk slightly in the first quarter of 2013 and we expect to hold it relatively flat for the remainder of 2013, we expect the portfolio yield to continue to decline for the next several quarters due to the refinancing of higher rate mortgages.

The average yield on consolidated obligation discount notes increased from the first quarter 2012 to same period in 2013 (see Table 6). Average discount note yields were extremely low in the first quarter of 2012 primarily due to decreases in short-term market interest rates, including repo rates caused by a reduced supply of alternative short-term investments and increased flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events that occurred or carried over into the fourth quarter of 2011. Many of the discount notes issued during this period of extremely low discount note rates had maturity dates throughout the first half of 2012. Our average discount note yield increased later in 2012, particularly in the second half of the year, due, in part, to the sale of short-term U.S. Treasury securities as a part of the FOMC’s maturity extension program, commonly referred to as Operation Twist. Because the U.S. government and FOMC programs that were likely a factor in pushing short-term rates higher expired on December 31, 2012 (TAG Program and Operation Twist), average yields on discount notes have declined in the first quarter of 2013 from the fourth quarter of 2012 and could remain relatively low resulting in lower average yields on discount notes for the remainder of 2013.

The average yield on bonds declined from the first quarter 2012 to the first quarter 2013 (see Table 6). Some important factors in the decline in consolidated obligation bond yields were: (1) generally lower market interest rates, especially LIBOR rates; and (2) our ability to refinance a large portion of our longer-term unswapped callable bonds.

As discussed previously, during much of the last half of 2011 and first half of 2012 and, to a lesser extent in the first quarter of 2013, we were able to lower our long-term consolidated obligation funding costs by calling previously issued callable debt and replacing it with new lower-cost debt with similar characteristics. Replacing this debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days forward). We use unswapped callable debt with short lockouts (primarily three months, but occasionally up to one year) as a primary funding tool for long-term amortizing assets. This practice of refinancing our debt provided us with the opportunity to take advantage of lower debt costs at various times during 2012 and occasionally in the first quarter of 2013 and was a factor in the decline in the average bond yield in the first quarter of 2013 compared to the same period in 2012. Our portfolio of unswapped callable bonds increased from $4.3 billion as of March 31, 2012 to $5.2 billion as of March 31, 2013. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets because they provide a way to effectively manage the prepayment risk on these assets. This is especially true for callable bonds with short lockouts because they allow us to react quickly to mortgage prepayments attributable to a drop in interest rates. For a further discussion of how we use callable bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Another factor pushing our consolidated obligation bond costs lower was lower average one-month and three-month LIBOR rates in the first quarter of 2013 compared to the first quarter of 2012. A significant portion of our bonds are directly indexed to LIBOR or swapped to LIBOR with the use of derivatives.

Derivative and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried at historical cost. The result is that positive basis adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive hedging adjustments on advances exceeded those on consolidated obligations over the three-month periods ended March 31, 2013 and 2012. Therefore, the average net interest spread has been negatively affected by the hedging adjustments included in the asset and liability balances and is not necessarily comparable between periods. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting under GAAP (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 8 and 9 under this Item 2), which distorts yields especially for trading investments that are swapped to a variable rate.

As explained in more detail in Item 3 – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” our duration of equity (DOE) remains within both the Risk Management Policy (RMP) limits and the operating ranges and continues to remain relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities coupled with close management of the interest rate risk in our fixed rate mortgage loan portfolio. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities to lessen any adverse impact on net interest income from changes in short-term rates.

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (in thousands):

Table 6

	Three-month Periods Ended
	03/31/2013			03/31/2012
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$310,655	$113	0.15%	$350,321	$99	0.11%
Securities purchased under agreements to resell	1,457,381	527	0.15	836,132	296	0.14
Federal funds sold	1,102,511	421	0.15	585,912	138	0.09
Investment securities1	8,625,394	29,773	1.40	9,432,051	38,336	1.63
Advances2,3	16,845,815	33,412	0.80	17,127,659	39,587	0.93
Mortgage loans2,4,5	5,936,696	48,102	3.29	5,052,640	49,101	3.91
Other interest-earning assets	25,121	426	6.87	33,639	506	6.04
Total earning assets	34,303,573	112,774	1.33	33,418,354	128,063	1.54
Other non interest-earning assets	147,286			199,614
Total assets	$34,450,859			$33,617,968

Interest-bearing liabilities:
Deposits	$1,347,856	$313	0.09%	$1,630,114	$383	0.09%
Consolidated obligations2:
Discount notes	8,944,444	2,437	0.11	10,245,025	1,052	0.04
Bonds	21,665,227	57,898	1.08	19,284,321	68,197	1.42
Other borrowings	11,349	42	1.50	17,663	93	2.11
Total interest-bearing liabilities	31,968,876	60,690	0.77	31,177,123	69,725	0.90
Capital and other non-interest-bearing funds	2,481,983			2,440,845
Total funding	$34,450,859			$33,617,968

Net interest income and net interest spread6		$52,084	0.56%		$58,338	0.64%

Net interest margin7			0.62%			0.70%

1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to participating financial institutions (PFI) was $1.2 million and $1.0 million for the three-month periods ended March 31, 2013 and 2012, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense (in thousands):

Table 7

	Three-month Periods Ended 03/31/2013 vs. 03/31/2012
	Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$(12)	$26	$14
Securities purchased under agreements to resell	225	6	231
Federal funds sold	166	117	283
Investment securities	(3,100)	(5,463)	(8,563)
Advances	(642)	(5,533)	(6,175)
Mortgage loans	7,859	(8,858)	(999)
Other assets	(139)	59	(80)
Total earning assets	4,357	(19,646)	(15,289)
Interest Expense:
Deposits	(66)	(4)	(70)
Consolidated obligations:
Discount notes	(149)	1,534	1,385
Bonds	7,730	(18,029)	(10,299)
Other borrowings	(28)	(23)	(51)
Total interest-bearing liabilities	7,487	(16,522)	(9,035)
Change in net interest income	$(3,130)	$(3,124)	$(6,254)

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

As evidenced in Tables 8 and 9, the majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP while ineffectiveness on fair value hedges is a contributor to a lesser degree. Because of the mix of the economic hedges, we generally record gains on derivatives when the general level of interest rates rises over the period and record losses when the general level of interest rates falls over the period. During the first quarter of 2013, the general level of the interest rate swap curve increased and steepened. This rise in interest rates and the steepening of the curve resulted in recognition of gains in our interest rate swaps matched to GSE debentures and our interest rate cap portfolio. However, the gain in our cap portfolio due to the rise in interest rates and steepening of the curve was partially offset by a decline in cap volatility as well as the time value decay of the options resulting in minor gains during the quarter versus the losses during the first quarter of 2012. The largest portion of the gain in the economic hedges for the first quarter of 2013 related to investments was attributable to our interest rate swaps matched to GSE debentures. These GSE debentures were swapped to LIBOR at acquisition and carry fixed rates which are high relative to LIBOR resulting in net interest paid on the interest rate swaps during both quarters. While the net interest received (paid) on the associated interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged item, the investment securities, is recorded in interest income with any changes in fair value recognized in net gain (loss) on trading securities. Because these swaps require us to pay a rate substantially higher than LIBOR, they possess a negative fair value (e.g., we owe the swap counterparty). As these swaps approach maturity, their current negative fair values will converge to zero resulting in an effective amortization in their negative fair market values (i.e., time decay). The remaining driver for the fluctuation in the net gain (loss) on derivatives and hedging activities in the first quarter of 2013 was related to fair value hedges matched to consolidated obligation bonds. These interest rate swaps result in us receiving a fixed rate higher than LIBOR (net interest received on the swaps). The increase and steepening of the interest rate swap curve resulted in losses on these fair value hedges matched to consolidated obligation bonds (e.g., losses resulting from receiving a below market rate as interest rates rise). While not significantly impacting fair values, the increase in ineffectiveness in the first quarter 2013 compared to the first quarter 2012, can be attributed to a change in the inputs used to mark the derivatives to fair value. Prior to December 31, 2012, we utilized the LIBOR Swap Curve to estimate the fair value of our interest-related derivatives; effective December 31, 2012, we began utilizing the Overnight Index Swap (OIS) Curve (see Note 16 of the Notes to the Financial Statements included in Item 8 – “Financial Statements and Supplementary Data” in the annual report on Form 10-K). Despite the increased ineffectiveness recorded in income, our fair value hedges remain effective and although we cannot predict the spread between the LIBOR Swap Curve (used to value our hedged items) and the OIS Curve, we expect our fair value hedges to be effective in the future.

See Tables 41 and 42 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 8 and 9 categorize the earnings impact by product for hedging activities (in thousands):

Table 8

	Three-month Period Ended 03/31/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,713)	$-	$(465)	$(293)	$-	$(3,471)
Net interest settlements	(38,460)	-	-	24,942	-	(13,518)
Subtotal	(41,173)	-	(465)	24,649	-	(16,989)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	420	-	-	(4,497)	-	(4,077)
Economic hedges – unrealized gain (loss) due to fair value changes	-	11,972	(486)	(1,269)	(15)	10,202
Economic hedges – net interest received (paid)	-	(11,314)	-	2,129	2	(9,183)
Subtotal	420	658	(486)	(3,637)	(13)	(3,058)
Net impact of derivatives and hedging activities	(40,753)	658	(951)	21,012	(13)	(20,047)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(9,987)	-	-	-	(9,987)
TOTAL	$(40,753)	$(9,329)	$(951)	$21,012	$(13)	$(30,034)

Table 9

	Three-month Period Ended 03/31/2012
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,689)	$-	$(568)	$-	$(31)	$-	$(3,288)
Net interest settlements	(45,433)	-	-	6	39,195	-	(6,232)
Subtotal	(48,122)	-	(568)	6	39,164	-	(9,520)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	991	-	-	-	997	-	1,988
Economic hedges – unrealized gain (loss) due to fair value changes	-	2,834	(404)	-	4,112	(4)	6,538
Economic hedges – net interest received (paid)	-	(9,772)	-	-	1,307	4	(8,461)
Subtotal	991	(6,938)	(404)	-	6,416	-	65
Net impact of derivatives and hedging activities	(47,131)	(6,938)	(972)	6	45,580	-	(9,455)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(8,628)	-	-	-	-	(8,628)
TOTAL	$(47,131)	$(15,566)	$(972)	$6	$45,580	$-	$(18,083)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 8 and 9. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 10 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 10

	Three-month Periods Ended
	03/31/2013	03/31/2012
GSE debentures	$(9,681)	$(9,070)
U.S. Government guaranteed obligations	-	(2,342)
Short-term money market securities	(7)	558
Agency MBS/CMO	(8)	88
TOTAL	$(9,696)	$(10,766)

The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures with the majority of the fixed rate securities related to economic hedges. The fair values of the fixed rate GSE securities tied to economic hedges are more affected by changes in long-term interest rates (e.g., two- year, five-year and 10-year rates) while the remaining fixed rate GSE security is more affected by changes in short-term interest rates (e.g., less than one-year). The variable rate securities reset daily off the Federal funds effective rate or monthly off the one-month LIBOR index. The losses experienced in 2012 can be primarily attributed to a fairly significant increase in interest rates during the first quarter of 2012. During the first quarter of 2013, interest rates also increased but to a lesser degree than the rate increase experienced in the first quarter 2012. These fixed rate GSE securities possess coupons which are well above market rates and, therefore, priced at a substantial premium. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Because the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

The next largest component of our trading portfolio is comprised of our short-term money market securities. However, because of the short-term nature of these money market securities they account for only a fraction of the net gain/loss on trading securities.

The smallest portion of our trading portfolio, comprised of variable rate Agency MBS/CMOs designated as trading for asset/liability management purposes, also resets off of a short-term index (e.g., one-month LIBOR) and generally accounts for a very small portion of the net gain (loss) on trading securities.

During 2012, we held U.S. Government guaranteed (by the FDIC or the National Credit Union Administration) debentures. Like the fixed rate GSE securities, these debentures also possessed coupons that were well above market rates and subsequently priced at a substantial premium. All of these matured on or before December 2012. The loss recorded during the first quarter of 2012 was primarily due to an increase in short and intermediate interest rates.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. Compensation and benefits expense represent over 80 percent of our operating expenses and declined by 16.3 percent for the three-month period ended March 31, 2013 compared to the same period of 2012. The decrease is primarily attributable to a decrease in employee benefits for normal retirement. We expect the number of employees to remain stable or increase slightly during the remainder of 2013. We also expect other expenses to only increase slightly from 2012 levels.

Financial Condition
Overall: Table 11 presents changes in the major components of our Statements of Condition (in thousands):

Table 11

	Increase (Decrease) in Components
	03/31/2013 vs. 12/31/2012
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(276,355)	(74.7)%
Investments1	(548,971)	(5.1)
Advances	1,008,558	6.1
Mortgage loans, net	(16,606)	(0.3)
Derivative assets	(14,974)	(59.5)
Other assets	(12,145)	(9.0)
TOTAL ASSETS	$139,507	0.4%

Liabilities:
Deposits	$164,578	13.9%
Consolidated obligations, net	(118,971)	(0.4)
Derivative liabilities	(6,015)	(4.9)
Other liabilities	1,443	1.0
Total liabilities	41,035	0.1

Capital:
Capital stock outstanding	80,000	6.3
Retained earnings	16,890	3.5
Accumulated other comprehensive income (loss)	1,582	6.3
Total capital	98,472	5.7
TOTAL LIABILITIES AND CAPITAL	$139,507	0.4%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance programs are developed, as authorized in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) and in regulations established by the Finance Agency, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with these markets. While there is less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 12 summarizes advances outstanding by product (in thousands):

Table 12

	03/31/2013		12/31/2012
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$537,688	3.1%	$1,879,317	11.7%
Regular adjustable rate advances	60,000	0.4	5,000	0.0
Adjustable rate callable advances	5,735,109	33.4	5,206,859	32.3
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.7	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	96,934	0.6	93,934	0.6
Total adjustable rate advances	6,556,731	38.2	7,312,110	45.4

Fixed rate:
Standard advance products:
Short-term fixed rate advances	2,236,570	13.0	81,766	0.5
Regular fixed rate advances	5,078,667	29.6	5,245,443	32.6
Fixed rate callable advances	82,035	0.5	80,045	0.5
Standard housing and community development advances:
Regular fixed rate advances	261,854	1.5	261,911	1.6
Total fixed rate advances	7,659,126	44.6	5,669,165	35.2

Convertible:
Standard advance products:
Fixed rate convertible advances	1,925,517	11.2	2,079,092	12.9

Amortizing:
Standard advance products:
Fixed rate amortizing advances	533,919	3.1	538,729	3.3
Fixed rate callable amortizing advances	41,957	0.3	42,653	0.3
Standard housing and community development advances:
Fixed rate amortizing advances	451,301	2.6	461,168	2.9
Fixed rate callable amortizing advances	5,577	0.0	5,680	0.0
Total amortizing advances	1,032,754	6.0	1,048,230	6.5

TOTAL PAR VALUE	$17,174,128	100.0%	$16,108,597	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Total advances as a percentage of total assets increased from 49.0 percent as of December 31, 2012 to 51.8 percent as of March 31, 2013. The 6.6 percent increase in advance par value (see Table 12) was primarily due to Bank of Oklahoma’s increase in advance borrowings outstanding of $1.1 billion, increasing from $0.6 billion as of December 31, 2012 to $1.7 billion as of March 31, 2013 as well as a $462.0 million increase by MidFirst Bank during the same time period (see Table 13). The increase in advances from December 31, 2012 to March 31, 2013 is likely primarily due to some targeted pricing changes for certain advance products during the first quarter of 2013, with the goal of incenting our members to maintain advance balances over month end that were previously being repaid prior to the end of each month. Among our advance products, short-term fixed rate advances and adjustable rate callable advances indexed off our short-term fixed rate advance rates increased significantly from December 31, 2012 to March 31, 2013, but the increases were partially offset by a notable decline in line of credit borrowings and a smaller decline in convertible advances over the same period. As indicated previously, in February and March of 2013, we began managing our balance sheet to target a month end ratio of advances to total assets of at least 50 percent and a month end ratio of mortgage loans to total assets at no more than 18 percent. We plan to continue to manage our balance sheet to target these ratios throughout the remainder of 2013.

As of March 31, 2013 and December 31, 2012, 60.2 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. The overall demand for FHLBank advances can be largely attributed to the growth in deposits and the demand for loans that our depository members are experiencing in their communities. It is also influenced by our insurance company members’ need for operational liquidity and ability to profitably invest advance funding. To date in 2013, we see a mix between a need for daily liquidity and the roll off of advances due to maturities. For the most part, member institutions continue to let maturities roll off as liquidity remains high with deposit costs and interest rates on the short end of the curve remaining low. Our advances with many members could continue to decline or remain flat until liquidity can be reinvested into higher‐yielding loans or assets. If advances continue to decline, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances.

Rather than match fund long-term, large dollar advances, we elected to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 81.8 percent and 80.5 percent of our total advance portfolio as of March 31, 2013 and December 31, 2012, respectively.

Table 13 presents information on our five largest borrowers (in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 13

	03/31/ 2013		12/31/2012
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$3,360,000	19.6%	$2,898,000	18.0%
Capitol Federal Savings Bank	2,550,000	14.8	2,550,000	15.8
Bank of Oklahoma	1,705,297	9.9
Security Life of Denver Insurance Co.	1,100,000	6.4	1,100,000	6.8
Security Benefit Life Insurance Co.	765,000	4.5	765,000	4.8
United of Omaha Life Insurance Co			639,636	4.0
TOTAL	$9,480,297	55.2%	$7,952,636	49.4%

Table 14 presents the interest income associated with the five borrowers with the highest interest income (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 14

	Three-month Periods Ended
	03/31/2013		03/31/2012
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$15,954	22.6%	$18,290	21.8%
American Fidelity Assurance Co.	4,391	6.2	4,413	5.3
Security Benefit Life Insurance Co.	2,372	3.3	2,692	3.2
MidFirst Bank	2,104	3.0
Pacific Life Insurance Co.	1,979	2.8	6,429	7.7
United of Omaha Life Insurance Co			2,083	2.5
TOTAL	$26,800	37.9%	$33,907	40.5%

1
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(38.5) million and $(45.4) million for the three-month periods ended March 31, 2013 and 2012, respectively.

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

MPF Program: The MPF Program is an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government fixed rate, size-conforming, single-family mortgage loans.

The principal amount of new loans acquired and held on balance sheet from in-district PFIs during the first quarter of 2013 was $393.0 million. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in a slight decrease of 0.3 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2012 to March 31, 2013 (see Table 11). Net mortgage loans as a percentage of total assets decreased from 17.6 percent to 17.4 percent as of December 31, 2012 and March 31, 2013, respectively.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and although we have reviewed the option of selling whole loans, we have not identified any specific loans to be sold.

In the last half of 2012, we began an MPF loan volume participation arrangement with another FHLBank and also began offering the MPF Xtra product. The combination of these two options has allowed us to effectively restrict the growth in mortgage loans held for portfolio this far in 2013 and is expected to provide management with adequate means to control the amount of MPF portfolio volume retained on our balance sheet. Both options are being used in 2013 and are described below:
▪
Mortgage Loan Participations – We entered into an agreement with FHLBank of Indianapolis in 2012 to sell participation interests in master commitments of FHLBank Topeka’s PFIs. FHLBank of Indianapolis acquired $230.8 million in participation volume during fiscal year 2012 from certain of our PFIs and an additional $129.5 million for the quarter ended March 31, 2013. The risk sharing and rights are allocated pro-ratably based upon each FHLBank’s percentage participation in the related master commitment. We, as the Owner Bank, remain responsible for managing the PFI relationship and ensuring compliance with program requirements. The risk sharing and rights of us and FHLBank of Indianapolis are as follows:

•	Each pays its respective pro rata share of each mortgage loan acquired;
•
Each receives its respective pro rata share of principal and interest payments and is responsible for CE Fees based upon its participation percentage for each mortgage loan under the related delivery commitment; and

•
Each is responsible for its respective pro rata share of First Loss Account (FLA) exposure and losses incurred with respect to the master commitment based upon the overall risk sharing percentage for the master commitment.

▪
MPF Xtra – The MPF Xtra product is a structure where our PFIs sell loans to FHLBank of Chicago and simultaneously to Federal National Mortgage Association (Fannie Mae). We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. Although MPF Xtra volume was minimal in 2012, we anticipate increased participation in this product in 2013, with $26.5 million to-date in 2013.

The number of approved PFIs increased from 245 as of December 31, 2012 to 258 as of March 31, 2013. To date in 2013, we purchased loans from 170 PFIs with no one PFI accounting for more than 4.3 percent of the total volume purchased by the FHLBank. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2013 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 15 presents the outstanding balances of mortgage loans sold to us net of participations (in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balances for Bank of America and Bank of the West (non-members that acquired former PFIs and currently do not have the ability to sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios.

Table 15

	03/31/2013		12/31/2012
	Mortgage Loan Balance	Percent of Total	Mortgage Loan Balance	Percent of Total
Mutual of Omaha Bank	$359,314	6.2%	$402,279	6.9%
Bank of America, N.A.1	162,552	2.8	174,582	3.0
FirstBank of Colorado	162,547	2.8	150,184	2.6
Farmers Bank & Trust N.A.	147,320	2.5	155,887	2.7
Fidelity Bank	124,783	2.1
Bank of the West2			129,891	2.2
TOTAL	$956,516	16.4%	$1,012,823	17.4%

1	Formerly La Salle Bank, N.A., an out-of-district PFI in which we previously participated in mortgage loans with the FHLBank of Chicago.
2
Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of the FHLBank of San Francisco.

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2013 was 752 FICO and 71.9 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience. During the first quarter of 2013, we refined our technique used to estimate the allowance, which resulted in a moderate increase in the provision compared to the first quarter of 2012 (decrease in net income) and the allowance balance as a percent of the unpaid principal mortgage loan balance at March 31, 2013 compared to December 31, 2012 (decrease in total assets). We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans. See Note 6 of the Notes to the Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans.

Investments: Investments are used to provide liquidity for our customers and their need for advances on an ongoing basis.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members and to maintain liquidity, consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds, term Federal funds, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under Item 3 for a discussion of our liquidity management.

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

Table 16 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 16

	03/31/2013	12/31/2012
Federal funds sold	$1,050,000	$850,000
Commercial paper	424,954	59,996
Certificates of deposit	374,994	325,006
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$1,849,948	$1,235,002
__________
1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of March 31, 2013, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual private counterparty did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the three-month period ended March 31, 2013.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of March 31, 2013, all unsecured term investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 20).

Table 17 presents the remaining contractual maturity (in thousands) of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities. As of March 31, 2013, 48.7 percent of the carrying value of the total unsecured investments held by us had overnight maturities.

Table 17

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$300,000	$-	$-	$300,000
U.S. subsidiaries of foreign commercial bank	-	-	99,978	99,978
Total domestic and U.S. subsidiaries of foreign commercial banks	300,000	-	99,978	399,978
U.S. branches and agency offices of foreign commercial banks:
Sweden	200,000	150,000	-	350,000
Australia	-	224,988	124,987	349,975
United Kingdom	300,000	-	-	300,000
Canada	100,000	-	199,995	299,995
Netherlands	-	150,000	-	150,000
Total U.S. branches and agency office of foreign commercial banks	600,000	524,988	324,982	1,449,970
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$900,000	$524,988	$424,960	$1,849,948
__________
1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and taxable state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. Long-term securities are used to provide a reliable income flow and to achieve a desired maturity structure. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure) and are classified as trading securities to enhance our liquidity position. Approximately 48 percent of our unsecured Agency debentures are fixed rate bonds and are generally swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income. All swapped Agency debentures are classified as trading securities.
According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During 2013, we purchased $265.1 million par amount of variable rate Agency MBS/CMOs and pass-throughs and $95.0 million of fixed rate Agency MBS/CMOs. Of the variable rate purchases, $23.9 million were Agency Delegated Underwriting and Servicing (DUSTM) multi-family MBS without an embedded interest rate cap. We anticipate making further purchases of MBS/CMOs throughout 2013 as pay downs reduce our MBS portfolio below 300 percent of regulatory capital, although this will be dependent upon our being able to locate Agency MBS/CMOs with acceptable returns. With the Federal Reserve Bank purchasing $40 billion of Agency MBS per month at the direction of the FOMC under the program typically referred to as Quantitative Easing III or QE3, returns on Agency MBS/CMOs are extremely low making it more difficult than usual to locate MBS with returns that are acceptable to us. As of March 31, 2013, the amortized cost of our MBS/CMO portfolio represented 287 percent of our regulatory capital. As of March 31, 2013, we held $228.5 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of March 31, 2013 or December 31, 2012. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 18 (in thousands).

Table 18

	03/31/2013	12/31/2012
Trading securities:
Commercial paper	$424,954	$59,996
Certificates of deposit	374,994	325,006
GSE debentures	2,330,101	2,126,327
Mortgage-backed securities:
Other U.S. obligation residential MBS	1,233	1,277
GSE residential MBS	227,841	252,312
Total trading securities	3,359,123	2,764,918

Held-to-maturity securities:
State and local housing agency obligations	69,031	69,442
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	80,953	85,484
GSE residential MBS	4,526,628	4,509,121
Private-label residential MBS	439,468	494,631
Home equity loan ABS	1,108	1,072
Total held-to-maturity securities	5,117,188	5,159,750
Total securities	8,476,311	7,924,668

Interest-bearing deposits	149	455

Federal funds sold	1,050,000	850,000

Securities purchased under agreements to resell	698,980	1,999,288

TOTAL INVESTMENTS	$10,225,440	$10,774,411

The contractual maturities of our investments are summarized by security type in Table 19 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 19

	03/31/2013
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$424,954	$-	$-	$-	$424,954
Certificates of deposit	374,994	-	-	-	374,994
GSE debentures	670,895	1,659,206	-	-	2,330,101
Mortgage-backed securities:
Other U.S. obligation residential MBS	-	-	-	1,233	1,233
GSE residential MBS	-	-	-	227,841	227,841
Total trading securities	1,470,843	1,659,206	-	229,074	3,359,123
Yield on trading securities	0.49%	3.02%	0.00%	1.89%

Held-to-maturity securities:
State and local housing agency obligations	-	-	22,540	46,491	69,031
Mortgage-backed or asset-backed securities:
Other U.S. obligation residential MBS	-	150	670	80,133	80,953
GSE residential MBS	-	-	690,936	3,835,692	4,526,628
Private-label residential MBS	-	5,706	56,216	377,546	439,468
Home equity loan ABS	-	-	-	1,108	1,108
Total held-to-maturity securities	-	5,856	770,362	4,340,970	5,117,188
Yield on held-to-maturity securities	0.00%	4.31%	2.26%	1.98%

Total securities	1,470,843	1,665,062	770,362	4,570,044	8,476,311
Yield on total securities	0.49%	3.02%	2.26%	1.98%

Interest-bearing deposits	149	-	-	-	149

Federal funds sold	1,050,000	-	-	-	1,050,000

Securities purchased under agreements to resell	698,980	-	-	-	698,980

TOTAL INVESTMENTS	$3,219,972	$1,665,062	$770,362	$4,570,044	$10,225,440

Securities Ratings – Tables 20 and 21 present the carrying value of our investments by rating (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 20

	03/31/2013 Carrying Value1
	Investment Grade				Below Investment
	Triple-A	Double-A	Single-A	Triple-B	Grade	Unrated	Total
Interest-bearing deposits	$-	$149	$-	$-	$-	$-	$149

Federal funds sold2	-	350,000	700,000	-	-	-	1,050,000

Securities purchased under agreements to resell3	-	-	98,980	-	-	600,000	698,980

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	-	424,954	-	-	-	-	424,954
Certificates of deposit2	-	374,994	-	-	-	-	374,994
GSE debentures	-	2,330,101	-	-	-	-	2,330,101
State or local housing agency obligations	21,071	30,000	-	17,960	-	-	69,031
Total non-mortgage-backed securities	21,071	3,160,049	-	17,960	-	-	3,199,080
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	-	82,186	-	-	-	-	82,186
GSE residential MBS	-	4,754,469	-	-	-	-	4,754,469
Private label residential MBS	3,200	42,652	31,606	155,537	206,368	105	439,468
Home equity loan ABS	-	-	-	-	705	403	1,108
Total mortgage-backed securities	3,200	4,879,307	31,606	155,537	207,073	508	5,277,231

TOTAL INVESTMENTS	$24,271	$8,389,505	$830,586	$173,497	$207,073	$600,508	$10,225,440

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $13.6 million at March 31, 2013.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 93 days.
3	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 21

	12/31/2012 Carrying Value1
	Investment Grade				Below Investment
	Triple-A	Double-A	Single-A	Triple-B	Grade	Unrated	Total
Interest-bearing deposits	$-	$455	$-	$-	$-	$-	$455

Federal funds sold2	-	450,000	400,000	-	-	-	850,000

Securities purchased under agreements to resell3	-	-	1,299,288	-	-	700,000	1,999,288

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	-	59,996	-	-	-	-	59,996
Certificates of deposit2	-	325,006	-	-	-	-	325,006
GSE debentures	-	2,126,327	-	-	-	-	2,126,327
State or local housing agency obligations	21,347	30,000	-	18,095	-	-	69,442
Total non-mortgage-backed securities	21,347	2,541,329	-	18,095	-	-	2,580,771
Mortgage-backed or asset-backed securities:
Other U.S. obligations residential MBS	-	86,761	-	-	-	-	86,761
GSE residential MBS	-	4,761,433	-	-	-	-	4,761,433
Private label residential MBS	3,475	55,094	42,235	170,997	222,710	120	494,631
Home equity loan ABS	-	-	-	-	1,072	-	1,072
Total mortgage-backed securities	3,475	4,903,288	42,235	170,997	223,782	120	5,343,897

TOTAL INVESTMENTS	$24,822	$7,895,072	$1,741,523	$189,092	$223,782	$700,120	$10,774,411

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.0 million at December 31, 2012.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 92 days.
3	Amounts represent collateralized overnight borrowings by counterparty rating.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private-label MBS/ABS investment since June 2006, and on March 24, 2011, our Board of Directors approved management’s recommendation to remove our authority to purchase these types of investments from our RMP. All of our prior acquisitions of private-label MBS/ABS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. Only private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition were purchased. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS. The carrying value of our remaining portfolio of private-label MBS/ABS has declined to 1.3 percent of total assets.

Table 22 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 22

	03/31/2013			12/31/2012
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$107,983	$139,822	$247,805	$142,031	$146,728	$288,759
Alt-A	120,830	98,855	219,685	131,801	104,021	235,822
Total private-label residential MBS	228,813	238,677	467,490	273,832	250,749	524,581

Home equity loan ABS:
Subprime	-	3,622	3,622	-	3,685	3,685
TOTAL	$228,813	$242,299	$471,112	$273,832	$254,434	$528,266

1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

During 2008, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the market place and credit deterioration in the U.S. mortgage markets. Beginning in the second quarter of 2009, the pace of this decline slowed appreciably and since that time, the fair value of many of our prime, early vintage private-label MBS/ABS actually improved from year-end 2008. Fair values continued to improve, although only slightly through the first quarter of 2013. The declines in fair values were particularly evident across the market for private-label MBS/ABS securitized in 2006, 2007 and 2008 due to less stringent underwriting standards used by mortgage originators during those years. Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS/ABS, earlier vintages have not been immune to the declines in fair value. Tables 23 through 25 present statistical information for our private-label MBS/ABS by year of securitization and collateral type (dollar amounts in thousands):

Table 23

03/31/2013 Private-Label MBS/ABS By Year of Securitization - Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$3,200	$-	$-	$3,200
Double-A	36,181	-	-	36,181
Single-A	26,593	-	-	26,593
Triple-B	84,737	-	4,712	80,025
Below investment grade:
Double-B	50,155	6,791	6,061	37,303
Single-B	24,104	2,242	12,529	9,333
Triple-C	3,481	-	-	3,481
Double-C	15,335	7,256	8,079	-
Single-C	3,915	-	3,915	-
Unrated	104	-	-	104
TOTAL	$247,805	$16,289	$35,296	$196,220

Amortized cost	$246,361	$15,967	$34,834	$195,560
Gross unrealized losses	(9,709)	-	(189)	(9,520)
Fair value	238,885	16,373	35,205	187,307

OTTI:
Credit-related OTTI	$3	-	-	$3
Non-credit-related OTTI	11	-	-	11
TOTAL	$14	-	-	$14

Weighted average percentage of fair value to UPB	96.4%	100.5%	99.7%	95.5%
Original weighted average credit support1	3.7%	3.0%	3.1%	3.9%
Weighted average credit support1	9.7%	4.5%	5.7%	10.9%
Weighted average collateral delinquency2	7.9%	13.3%	9.4%	7.2%

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 24

03/31/2013 Private-Label MBS/ABS By Year of Securitization – Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$6,527	$-	$6,527
Single-A	5,139	-	5,139
Triple-B	70,912	-	70,912
Below investment grade:
Double-B	17,923	2,180	15,743
Single-B	26,481	-	26,481
Triple-C	60,709	40,071	20,638
Double-C	9,430	6,566	2,864
Single-D	22,564	22,564	-
TOTAL	$219,685	$71,381	$148,304

Amortized cost	$212,260	$64,624	$147,636
Gross unrealized losses	(10,555)	(5,176)	(5,379)
Fair value	204,363	60,197	144,166

OTTI:
Credit-related OTTI	$75	$7	$68
Non-credit-related OTTI	(75)	(7)	(68)
TOTAL	$-	$-	$-

Weighted average percentage of fair value to UPB	93.0%	84.3%	97.2%
Original weighted average credit support1	5.0%	5.7%	4.7%
Weighted average credit support1	10.3%	4.9%	12.9%
Weighted average collateral delinquency2	11.5%	14.3%	10.2%

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 25

03/31/2013 Private-Label MBS/ABS By Year of Securitization - Subprime
Total1
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Triple-C	$575
Double-C	1,986
Unrated	1,061
TOTAL	$3,622

Amortized cost	$1,320
Gross unrealized losses	-
Fair value	2,741

OTTI:
Credit-related OTTI	$1
Non-credit-related OTTI	(1)
TOTAL	$-

Weighted average percentage of fair value to UPB	75.7%
Original weighted average credit support2	35.9%
Weighted average credit support2	2.3%
Weighted average collateral delinquency3	36.9%

1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

As of March 31, 2013, the amortized cost of private-label MBS/ABS with unrecognized losses was $244.7 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 26 presents characteristics of our private-label MBS/ABS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 26

	03/31/2013
	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1
Private-label residential MBS:
Prime	$146,028	$145,606	$9,709	7.7%

Alt-A:
Alt-A option arm	6,556	6,555	517	17.6
Alt-A other	95,077	92,557	10,038	12.8
Total Alt-A	101,633	99,112	10,555	13.1

TOTAL	$247,661	$244,718	$20,264	9.9%

1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO as of March 31, 2013. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of March 31, 2013.

Other-than-temporary Impairment – As mentioned previously, we experienced a significant decline in the estimated fair values of our private-label MBS/ABS due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets beginning in early 2008. Despite the improvement in the fair value since that time, the fair values of a portion of our private-label MBS remain below amortized cost as of March 31, 2013. However, based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 32 private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 128 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 2 and Note 3 of the Notes to Financial Statements under Item 2 – “Financial Statements” for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family real estate loans, home equity lines of credit and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee. We analyzed these private-label MBS/ABS for OTTI using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 4.5 percent of our total private-label MBS/ABS UPB.

We perform OTTI analysis on 100 percent of our private-label MBS/ABS portfolio. To the extent underlying collateral data is available in the loan information data source for our private-label MBS/ABS, we perform OTTI cash flow analysis using the FHLBanks’ common platform and approved assumptions. The FHLBank of San Francisco, for quality control purposes, provides the expected cash flows for us utilizing the key modeling assumptions developed and approved by the FHLBanks’ OTTI Governance Committee. For certain private-label MBS where underlying collateral data was not available, we used other methods to assess these securities for OTTI. The risk models and loan information data sources used in 2013 were the same as in 2012. Enhancements to these models have been made over time with the periodic release of new versions by the corresponding vendors.

Tables 27 and 28 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 27

03/31/2013 Private-label residential MBS
Year of Securitization	Significant Inputs			Weighted Average Current Credit Support
	Weighted Average Projected Prepayment Rates	Weighted Average Projected Default Rates	Weighted Average Projected Loss Severities
Prime:
2006	13.5%	13.9%	40.6%	4.5%
2005	14.5	12.8	35.2	5.7
2004 and prior	13.6	7.2	30.4	10.6
Total prime	13.7	8.4	31.7	9.5

Alt-A:
2005	10.4	19.3	41.3	4.9
2004 and prior	12.9	12.5	36.4	12.9
Total Alt-A	12.1	14.7	38.0	10.3

TOTAL	12.9%	11.4%	34.7%	9.9%

Table 28

03/31/2013 Home Equity Loan ABS
Year of Securitization	Significant Inputs			Weighted Average Current Credit Support
	Weighted Average Projected Prepayment Rates	Weighted Average Projected Default Rates	Weighted Average Projected Loss Severities
Subprime:
2004 and earlier	3.2%	6.4%	88.2%	2.3%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the three-month period ended March 31, 2013, we did not identify any non-MBS/ABS securities as having impairment.

Based on the evaluation of all outstanding non-Agency MBS/ABS for OTTI, we have recognized OTTI on 32 private-label MBS/ABS securities from 2008 through the first quarter of 2013. Subsequent to their initial OTTI classification, some of these securities experienced further OTTI losses in ensuing quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations.

The FHLBank recognized OTTI on its held-to-maturity securities portfolio based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

Table 29

	Three-month Periods Ended
	03/31/2013			03/31/2012
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$3	$11	$14	$358	$223	$581
Alt-A	75	(75)	-	173	3,759	3,932
Total private-label residential MBS	78	(64)	14	531	3,982	4,513

Home equity loan ABS:
Subprime	1	(1)	-	58	(58)	-

TOTAL	$79	$(65)	$14	$589	$3,924	$4,513

See Note 3 of the Notes to Financial Statements under Item 1 – “Financial Statements” for additional information regarding OTTI losses recognized.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The more stressful housing price scenario assumes a housing price forecast that is 5 percentage points lower at the trough than the base case scenario followed by a recovery path that is 33.0 percent lower than the base case. Under this more stressful scenario, home prices were projected to decline by 1 percent to 9 percent over the 12-month period beginning January 1, 2013. Beginning January 1, 2014, home prices in these markets were projected to recover using one of five different recovery paths that vary by housing market. Table 30 presents projected home price recovery ranges by months under the adverse case scenario. See Note 3 of the Notes to the Financial Statements included under Item 2 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI.

Table 30

Months	Recovery Range of Annualized Rates
1 – 6	0.0% – 2.0%
7 – 12	0.7% – 2.7%
13 – 18	1.3% – 2.7%
19 – 30	1.3% – 3.4%
31 – 42	1.3% – 4.0%
43 – 54	1.3% – 4.0%
Thereafter	1.5% – 3.8%

Table 31 represents the impact on credit-related OTTI in the more stressful housing price scenario compared to actual credit-related OTTI recorded using base case housing price index assumptions by collateral type, which is based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS (dollar amounts in thousands). The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment.

Table 31

Housing Price Scenarios 03/31/2013
Security Type	Base Case1			Hypothetical Results Under Stress Test Scenario2
	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	Number of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Total private-label residential MBS:
Prime	3	$8,554	$3	5	$18,956	$30
Alt-A	6	25,389	75	13	85,603	945
Total private-label residential MBS	9	33,943	78	18	104,559	975

Home equity loan ABS:
Subprime	1	71	1	1	71	2
TOTAL	10	$34,014	$79	19	$104,630	$977

1
Represents OTTI credit losses for the quarter ended March 31, 2013 that were recognized on 10 of our 32 OTTI securities. No additional OTTI credit losses were recognized on the other 22 OTTI securities.

2	Represents OTTI credit losses that would have been recognized for the quarter ended March 31, 2013 and includes OTTI credit losses on 19 of our 32 OTTI securities.

Deposits: Total deposits increased by 13.9 percent from December 31, 2012 to March 31, 2013, marked most significantly by a shift from demand to overnight deposits and an overall increase in overnight balances. Deposit programs are offered for the benefit of our members and certain other qualifying non-members. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Most deposits are very short-term and, as a matter of prudence, we hold short-term assets with maturities similar to the deposits (see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management”). The majority of deposits is in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2013 if demand for loans at member institutions increases, if members continue to de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We have stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the 12 FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” we use debt with a variety of maturities and option characteristics to manage our interest rate risk profile. We make extensive use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bond is funding variable rate assets, we typically either issue a bond that has variable rates matching the asset index or utilize an interest rate swap to change the bond’s characteristics in order to match the asset’s index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR to fund short-term advances and money market investments or as a liquidity risk management tool.

Discount notes are primarily used to fund: (1) shorter-term advances or adjustable rate advances with indices and resets based on our short-term, cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets and short-term anticipated cash flows generated by longer-term fixed rate assets.

Total consolidated obligations decreased slightly from December 31, 2012 to March 31, 2013 and the mix between discount notes and bonds changed over the period. Discount notes increased in both absolute balances and as a percentage of total consolidated obligations. Discount notes increased from 28.3 percent of total outstanding consolidated obligations as of December 31, 2012 to 30.2 percent as of March 31, 2013. Bonds decreased in both absolute balances and, as a percentage of total consolidated obligations outstanding. Bonds decreased from 71.7 percent of total outstanding consolidated obligations as of December 31, 2012 to 69.8 percent as of March 31, 2013. The increase in discount notes from December 31, 2012 to March 31, 2013 was primarily to fund the increase in short-term advances or advances which reset off our short-term cost of funds (see this Item 2 – “Advances”). We have begun efforts to reduce our balance sheet allocation to money market securities and some other investments and plan to continue this throughout the remainder of 2013, which may have some impact on the composition mix of our liabilities between bonds and discount notes. The decrease in bonds from the end of 2012 to the end of the first quarter of 2013 was primarily due to declines in bonds swapped to LIBOR that were issued in 2012 to enhance our liquidity position in preparation for any market disruptions that might have occurred due to the “fiscal cliff” and the extension of the debt ceiling.

We monitor the spread between one- and three-month LIBOR and the overnight Federal funds effective rate because we occasionally have assets with rates that are sensitive to Federal funds rate changes funded with liabilities that are tied to LIBOR. The spread between these two indices began 2012 at its widest level for the year as the European debt crisis contributed to an elevated LIBOR and a flight-to-quality response that resulted in a low Federal funds effective rate. This spread narrowed throughout 2012 and the first quarter of 2013 as European Union initiatives to address the debt crisis have helped reduce investors’ concerns resulting in a decline in LIBOR. Three-month LIBOR has declined from 0.31 percent on December 31, 2012 to 0.28 percent on March 31, 2013. One-month LIBOR also declined from 0.21 percent on December 31, 2012 to 0.20 percent on March 31, 2013. At the same time the Federal funds effective rate was unchanged at 0.09 percent from December 31, 2012 to March 31, 2013. At the end of the first quarter of 2013, the spread for three-month LIBOR to the Federal funds effective rate decreased to 19.3 bps from 21.6 bps as of December 31, 2012 and the one-month LIBOR spread decreased to 11.4 bps from 11.9 bps as of December 31, 2012. As mentioned above, we issued a substantial amount of floating rate bonds swapped to LIBOR and, to a lesser extent, unswapped floating rate bonds indexed to LIBOR, in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and/or to enhance liquidity which has resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets. We are willing to accept this short term basis risk because we anticipate it will be temporary due to scheduled maturities of our LIBOR-based funding. As mentioned above, we began reducing our excess LIBOR-based debt position in the first quarter of 2013.

During the first quarter of 2013, we continued to issue unswapped callable debt with relatively short lockout periods (primarily three months but occasionally up to one year) to fund fixed rate mortgage assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. We called $0.8 billion of unswapped callable bonds, and issued $0.7 billion of new unswapped callable bonds during the first quarter of 2013. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 6 and 7 under this Item 2 – “Results of Operations.” Refinancing debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt being retired. However, this is offset by the lower rate on the newly issued unswapped callable debt and by funding benefits from timing differences between the date the debt is called and the settlement date of the replacement bond (up to 30 days forward). The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during the first quarter of 2013 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank short-term consolidated obligations in 2013 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

While we had stable access to funding markets during the first quarter of 2013, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

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

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under GAAP, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. However, because of increased regulatory requirements and the uncertainty surrounding the cost associated with clearing intermediated derivatives we have placed a temporary moratorium on these intermediated derivative transactions until such time that we can determine their future cost structure. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges).

The notional amount of total derivatives outstanding decreased by $1.2 billion from December 31, 2012 to March 31, 2013. The notional amount of total derivatives outstanding decreased as almost all types of derivatives declined except for relatively small increases in derivatives swapping callable step-up bonds and derivatives swapping fixed rate callable bonds. The largest decline was in derivatives swapping variable rate bonds. Some of these variable rate bonds were used to enhance liquidity in 2012 as discussed previously. As concerns over political and fiscal events in late 2012 and early 2013 have lessened, we have reduced the balances of these bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 41 and 42 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper, reverse repurchase agreements, and GSE debentures decreased from $3.8 billion as of December 31, 2012 to $3.3 billion as of March 31, 2013 primarily due to decreases in reverse repurchase agreements and cash. Total cash and short-term investments decreased primarily as a result of the increase in advances during the first quarter of 2013 and lower leverage. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market or for derivatives exposure and are classified as trading to enhance our liquidity position. These debentures increased to $2.2 billion in par value as of March 31, 2013 from $2.0 billion in par value as of December 31, 2012, reflecting purchases of these debentures during the last nine-months of 2012 and the first quarter of 2013.

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

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout the first quarter of 2013 (see “Risk Management – Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term assets. The weighted average remaining days to maturity of discount notes outstanding decreased to 36 days as of March 31, 2013 from 49 days as of December 31, 2012. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements), and non-earning cash left in our Federal Reserve Bank account, increased to 12 days as of March 31, 2013 from 5 days as of December 31, 2012 primarily due to the significant reduction in our overnight reverse repurchase agreements and increases in term money market investments including commercial paper, term Fed funds and certificates of deposit. As a result of the increase in the weighted average maturity of these short-term assets and the decrease in the weighted average maturity of discount notes outstanding, the mismatch of discount notes and our money market investment portfolio decreased from 44 days on December 31, 2012 to 24 days on March 31, 2013. As discussed previously, we took steps in 2012, including increasing the weighted average remaining days to maturity of our discount note portfolio, to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the extension of the debt ceiling. We allowed this mismatch to decline in the first quarter of 2013 as concerns over political and fiscal events in late 2012 and early 2013 diminished. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the overnight Federal funds market to compensate us for the associated credit risk; and (3) the desire not to increase our balance sheet allocation to other investment categories. We left $93.6 million in our Federal Reserve Bank account on March 31, 2013 compared to $369.7 million on December 31, 2012.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Capital: We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. See Note 11 in the Notes to Financial Statements included under Item 1 for additional information and compliance with these capital requirements as of March 31, 2013 and December 31, 2012.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to Finance Agency regulation and our capital plan.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2012 and 2013 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock.

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for the remainder of 2013 will remain close to the differential for the first quarter of 2013, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock in 2013, subject to our ability to maintain an excess stock level below one percent of total assets as required under Finance Agency regulations in order to be able to pay dividends in the form of stock. We believe that dividends paid in the form of capital stock are advantageous to members because our capital stock dividends generally qualify as tax-deferred stock dividends under the Internal Revenue Code and are, therefore, not taxable at the time declared and credited to a member’s capital stock account. Dividends paid in capital stock can be utilized by members to support future activity with us or can be requested by the member to be redeemed if the amounts represent excess capital stock, subject to stock redemption request procedures and limitations. If we were to change our practice and pay all dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events. See Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our Form 10-K for more information on our ERM program.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal risk philosophy statement, risk appetite statement, risk appetite metrics and reviewing the annual and business unit risk assessment reports, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Credit risk arises partly as a result of our lending and AMA activities (members’ CE obligations on mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, derivatives, and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, derivatives, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime. Table 32 presents the UPB and maximum coverage outstanding with the top five third-party primary mortgage insurers and all others for seriously delinquent loans (in thousands):

Table 32

03/31/2013
Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Genworth Mortgage Insurance Corp.	Single-B	$2,264	$545
Mortgage Guaranty Insurance Co.	Single-B	1,614	449
Republic Mortgage Insurance Co.	No Rating	681	188
Radian Guaranty, Inc.	Single-B	461	156
United Guaranty Residential Insurance Co.	Triple-B	392	101
All others4		16,411	128
TOTAL		$21,823	$1,567

1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of March 31, 2013.
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

4	Includes the UPB of all remaining seriously delinquent loans as of March 31, 2013 regardless of whether or not there is third-party PMI.

Credit risk also arises from investment and derivative activities. As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 20), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of one security that experienced de minimis cash flow shortfalls during 2012 and continuing into 2013. Approximately 90 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased interest rate caps, interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. Tables 33 and 34 present derivative notional amounts and counterparty credit exposure, net of collateral and excluding instances where our pledged collateral exceeds our net position, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 33

03/31/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$171,000	$3,259	$-	$3,259
Single-A	10,039,715	50,842	44,495	6,347
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$10,210,715	$54,101	$44,495	$9,606

Table 34

12/31/2012
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$196,000	$4,173	$-	$4,173
Single-A	7,040,825	47,719	27,004	20,715
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,236,825	$51,892	$27,004	$24,888

Tables 35 and 36 present the derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating we use the lowest rating published by Moody’s or S&P):

Table 35

03/31/2013
Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
Bank of New York Mellon	Double-A	25.4%
BNP Paribas	Single-A	23.8
Deutsche Bank AG	Single-A	21.2
Bank of America NA	Single-A	19.8
Rabobank International	Double-A	8.5
All other counterparties		1.3

Table 36

12/31/2012
Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
BNP Paribas	Single-A	74.3%
Bank of New York Mellon	Double-A	13.4
Bank of America NA	Single-A	6.1
All other counterparties		6.2

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. During 2011, management consciously decided to change the composition of our investments by transitioning away from unsecured credit exposure with foreign entities for the more favorable credit profile of domestic GSEs and secured reverse repurchase agreements.

Tables 37 and 38 present the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets (in thousands):

Table 37

	03/31/2013
	Sweden		Australia		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold2	$200,000	0.6%	$-	0.0%	$550,000	1.6%	$750,000	2.2%

Trading securities3	150,000	0.4	349,975	1.0	199,995	0.7	699,970	2.1

Derivative assets:
Net exposure at fair value	-	0.0	-	0.0	18,551	0.0	18,551	0.0
Cash collateral held	-	0.0	-	0.0	(13,291)	0.0	(13,291)	0.0
Net exposure after cash collateral	-	0.0	-	0.0	5,260	0.0	5,260	0.0

TOTAL	$350,000	1.0%	$349,975	1.0%	$755,255	2.3%	$1,455,230	4.3%
__________
1
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of March 31, 2013 were $0.6 billion (Canada and United Kingdom).

2	Consists of overnight and term Federal funds sold.
3	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 38

	12/31/2012
	Canada		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold2	$300,000	0.9%	$550,000	1.6%	$850,000	2.5%

Trading securities3	125,003	0.4	259,999	0.8	385,002	1.2

Derivative assets:
Net exposure at fair value	-	0.0	19,928	0.0	19,928	0.0
Cash collateral held	-	0.0	-	0.0	-	0.0
Net exposure after cash collateral	-	0.0	19,928	0.0	19,928	0.0

TOTAL	$425,003	1.3%	$829,927	2.4%	$1,254,930	3.7%
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

Liquidity Risk Management: Maintaining the ability to meet our obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. We seek to be in a position to meet our members’ credit, our debt service and our liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2013.

We maintained stable access to the capital markets throughout the first three months of 2013. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of March 31, 2013 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent and Regulatory and Legislative Developments
As discussed in our 2012 Form 10-K, the legislative and regulatory environment for the FHLBank continues to undergo constant change driven primarily by reforms pursuant to the Recovery Act and the Dodd-Frank Act. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Regulatory Actions:
Finance Agency Issues Notice of Proposed Rulemaking on Information Sharing Among FHLBanks. On January 29, 2013, the Finance Agency issued a notice of proposed rulemaking on Information Sharing Among FHLBanks. The proposed rule would implement Section 1207 of the Recovery Act, which requires the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks and to promulgate regulations to facilitate the sharing of such information among the FHLBanks. The Finance Agency published a proposed rule to implement the foregoing Recovery Act provisions in late 2012, but has re-issued the proposed rule after reviewing the comments and reconsidering the proposed means of information sharing. Pursuant to the proposed rule, the Director of the Finance Agency would distribute to the FHLBanks and the Office of Finance a proposed order identifying the categories of financial and supervisory information regarding each FHLBank and the FHLBank System that the Finance Agency would share with each FHLBank and the Office of Finance. Upon finalizing the order, the Finance Agency would routinely distribute certain categories of information to the FHLBanks and the Office of Finance. Comments on the proposed rule were due by April 1, 2013.

Finance Agency Issues Advisory Bulletin on Classification of Assets. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investments. AB 2012-02 will be effective beginning January 1, 2014. The adoption of the accounting guidance in AB 2012-02 is not expected to have a significant impact on our results of operations or financial condition.

Other Significant Regulatory Actions:
FSOC Issues Proposed Recommendations Regarding Money Market Mutual Fund Reform. On November 19, 2012, the FSOC issued proposed recommendations pursuant to Section 120 of the Dodd-Frank Act, which authorizes the FSOC to issue recommendations to a primary financial regulatory agency to apply new or heightened standards and safeguards for a financial activity or practice conducted by bank holding companies or nonbank financial companies. Pursuant to Section 120, the FSOC proposes to determine that money market funds’ activities and practices could create or increase the risk of significant liquidity, credit and other problems spreading among bank holding companies, nonbank financial companies and U.S. financial markets. Based on the proposed determination, the FSOC proposed three alternative approaches for addressing the concerns: (1) require money market funds to have a floating net asset value per share; (2) require money market funds to have a net asset value buffer with a tailored amount of assets of up to one percent to absorb day-to-day fluctuations in the value of the funds’ portfolio securities and allow the funds to maintain a stable net asset value; or (3) require money market funds to have a risk-based net asset value buffer of three percent to provide explicit loss-absorption capacity that could be combined with other measures to enhance the effectiveness of the buffer. Actions by the FSOC or other regulators in response to the FSOC’s proposed recommendations could result in money market funds being less attractive to investors, thereby shrinking demand for FHLBank debt by money market funds and potentially hindering our ability to obtain the liquidity needed to meet certain obligations or causing our funding costs to rise. Comments on the proposed recommendations were due by February 15, 2013.

Additional Developments:
Basel Committee on Banking Supervision Capital and Liquidity Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. In January 2013, the Basel Committee approved a revised liquidity framework, including a revised liquidity coverage ratio, which revises the definition of high-quality liquid assets (HQLA) and net cash outflows, which are used to determine the amount and type of high quality, unencumbered liquid assets an organization should have at hand in the event of a liquidity crisis. Under the revision, the LCR buffer would be 60 percent of outflows over a 30-day period when the rule becomes effective in 2015, and then increase steadily until reaching 100 percent four years later. The definition of HQLA was amended to expand the eligible assets, including residential mortgage assets.

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

Consumer Financial Protection Bureau (CFPB) Issues Final Qualified Mortgage Rule. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014 establishing new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay the mortgage. Qualified mortgage loans (QMs) are home loans that are either eligible for Fannie Mae or Freddie Mac to purchase or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly payment for mortgage loans, monthly payment for other loan obligations, and the borrower's total debt-to-income ratio. Further, the underwriting standards prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years.

The final rule provides for a safe harbor from certain liability for QMs, which could incent lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This could reduce the overall level of members’ mortgage loan lending and, in turn, reduce demand for our advances. In January 2013, the CFPB also issued a proposal that would generally allow first lien balloon mortgage loans made by small creditors (generally those with assets under $2 billion) in rural or underserved areas, and retained in portfolio for at least three years, to be treated as QMs. However, we believe that many of the balloon mortgage loans made by our CFI members may not be made in areas that fit the narrow criteria for “rural or underserved areas.” If such balloon mortgages are not treated as QMs under final CFPB regulations, this is likely to reduce mortgage lending by our CFI members and lead to increased concentration in the mortgage market. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected. Comments were due February 25, 2013.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of March 31, 2013 and December 31, 2012. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 39 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios:

Table 39

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2013	1.2	-1.0	-0.1	-0.5	-0.4
12/31/2012	0.3	-3.0	-0.6	-0.1	-0.1
09/30/2012	0.1	-3.0	-2.2	0.1	-0.2
06/30/2012	1.1	-2.0	-1.0	2.1	0.3
03/31/2012	2.7	0.2	-0.2	1.2	0.7

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The DOE as of March 31, 2013 increased in the base (became less negative) and the up 200 basis point shock scenarios and decreased (became more negative) in the down 200 basis point shock scenario from December 31, 2012. The primary factors contributing to the changes in duration during the first quarter of 2013 were: (1) the general rise of interest rates and mortgage rates during the period; (2) the slight decline in the fixed rate mortgage loan portfolio during the period and the associated decrease of this portfolio as a percent of total assets coupled with declining prepayment projections; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods.

The increase in interest rates during the first quarter of 2013 generally results in a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight decline in our mortgage loan portfolio during this period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since new production loans added during the period generally resulted in a longer duration profile since new loans typically provide a net positive duration impact for the portfolio (new lower rate loans have longer duration than the older, higher rate mortgages being prepaid). Further, as rates increased during the period, the duration of the outstanding fixed rate mortgage loan portfolio lengthened as the projected prepayments decreased, indicating a slight decline in refinancing incentive for borrowers. Again, even though the prepayment incentive generally declined, the historically low interest rate environment continues to provide refinancing opportunities for qualifying borrowers.

With the relative declining balance of the fixed rate mortgage loan portfolio, the portfolio decreased slightly as an overall percentage of total assets, decreasing from 17.6 percent of total assets as of December 31, 2012 to 17.4 percent as of March 31, 2013. Even with this weighting decrease, the mortgage loan portfolio remains a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of duration. This magnification occurs when a portfolio weighting as a percent of the overall balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when advance balances decline, our mortgage loan portfolio effectively increases as a total proportion of total assets, assuming all other asset portfolios remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a greater contribution impact to the overall DOE since DOE is a weighted measurement. Couple this example with an absolute growth in the mortgage loan portfolio during the same period, and the mortgage loan portfolio becomes an even greater percentage of the balance sheet, causing the DOE profile to be further impacted by the mortgage loan duration profile.

With respect to the current period, the mortgage loan portfolio effectively decreased as a proportion of total assets, causing the duration of the mortgage loan portfolio to contribute a somewhat dampened impact to the overall DOE. However, with the increase in rates slowing projected prepayments and extending the duration profile for the mortgage loan portfolio, the absolute impact to DOE was a net increase since the weighting and the absolute duration profile of the portfolio remains a sizable asset category. This impact contributed to the overall change in the balance sheet duration for all scenarios during the period. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

Even though the overall percentage of mortgage loans declined during the period, new loans were continually added to the portfolio to replace loans that are being prepaid. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) positioned us to replace called bonds as the interest rate environment continued to remain at historically low levels. The call of higher rate callable bonds and reissuance of these bonds at lower interest rates in this manner generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. As discussed above, as interest rates increased slightly during the period and as we continued to experience prepayments of the fixed rate mortgage portfolio, the short lock-out periods of the callable bonds provided the opportunity to refinance our liabilities, though at a reduced level from previous periods. In addition, issuance of discount notes was sustained to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of the unswapped callable bond calls and reissuance in relation to the mortgage portfolios is discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE increase in the base scenario and caused the balance sheet duration profile to become slightly less liability sensitive.

In addition, we purchased Agency fixed rate MBS/CMOs and variable rate MBS/CMOs, including multifamily DUS MBS without caps, during the period as allowable according to Finance Agency regulations. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens DOE. This lengthening was further impacted by the previous discussion regarding the fixed rate mortgage loan portfolio and the overall lengthening of the portfolio duration profile. The relationship of the variable rate Agency MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We purchase interest rate caps to offset the impact of the embedded caps in the variable rate Agency MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in the Agency variable rate CMOs. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. We purchased no new interest rate caps during the first quarter of 2013.

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

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 bps or 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The net DOE decrease in the down 200 basis point shock scenario during the first quarter of 2013 is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.1 month and –0.4 month as of March 31, 2013 and December 31, 2012, respectively. Again, as discussed previously, the increase (became less negative) in duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the rising interest rate environment. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

As mentioned previously, the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time is our primary strategy for and means of managing the interest rate risk for these assets. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics, on average, are frequently issued. The duration of callable bonds shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We may also use purchased interest rate caps, floors and swaptions to manage the duration of our assets and liabilities. For example, in order to manage our interest-rate risk in rising interest rate environments, we may purchase out-of-the-money caps to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage our overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; or (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 40 presents MVE as a percent of TRCS. As of March 31, 2013, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the increase in the fixed rate mortgage loan market values as rates have declined and the relative value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds.

Table 40

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
03/31/2013	161	161	157	160	158
12/31/2012	167	165	158	161	160
09/30/2012	164	162	155	155	155
06/30/2012	151	150	145	147	149
03/31/2012	143	144	142	144	145

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. We currently employ derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; by acting as an intermediary; or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For hedging relationships that are not designated for shortcut hedge accounting, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our long haul hedges. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Tables 41 and 42 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 41

03/31/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,667,500	$(143,085)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(2,303)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,508,007	(284,133)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(3,914)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	956,320	(143,812)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,523,800	27,952
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	1,799
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	77,950	500
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,342,000	174,978
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	885,000	20,225
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,420,000	(8,731)
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	4,330,000	5,352
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	10,000	2
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	86,000	-
TOTAL				$23,179,577	$(355,170)

Table 42

12/31/2012
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,682,500	$(160,247)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(3,107)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,814,657	(323,759)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(4,429)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,011,320	(166,047)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,726,800	27,408
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	2,291
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	106,355	6
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,637,000	186,632
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	880,000	26,199
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,270,000	(324)
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	4,765,000	6,747
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	30,000	17
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	96,000	-
TOTAL				$24,392,632	$(408,613)

Item 4: Controls and Procedures

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of March 31, 2013. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Securities Exchange Act of 1934, as amended) were effective at a reasonable assurance level as of March 31, 2013.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1: Legal Proceedings
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

Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 15, 2013, incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
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

101
The following materials from the FHLBank’s quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition as of March 31, 2013 and December 31, 2012; (ii) Statements of Income for the Three-month Periods Ended March 31, 2013 and 2012; (iii) Statements of Comprehensive Income for the Three-month Periods Ended March 31, 2013 and 2012; (iv) Statements of Capital for the Three-month Periods Ended March 31, 2013 and 2012; (v) Statements of Cash Flows for the Three-month Periods Ended March 31, 2013 and 2012; and (vi) Notes to the Financial Statements (Unaudited).1

__________
1
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: May 9, 2013	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2013	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)