Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Topeka
filed 2013-08-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 08/07/2013
Class A Stock, par value $100	5,628,575
Class B Stock, par value $100	8,676,543

.FEDERAL HOME LOAN BANK OF TOPEKA

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2012, incorporated by reference herein.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$71,862	$369,997
Interest-bearing deposits	4,011	455
Securities purchased under agreements to resell (Note 11)	463,435	1,999,288
Federal funds sold	1,430,000	850,000

Investment securities:
Trading securities (Note 3)	3,445,562	2,764,918
Held-to-maturity securities1 (Note 3)	5,377,926	5,159,750
Total investment securities	8,823,488	7,924,668

Advances (Notes 4, 6)	18,817,468	16,573,348

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 5)	5,965,574	5,945,933
Less allowance for credit losses on mortgage loans (Note 6)	(6,590)	(5,416)
Mortgage loans held for portfolio, net	5,958,984	5,940,517

Accrued interest receivable	72,689	77,445
Premises, software and equipment, net	11,052	8,874
Derivative assets (Notes 7, 11)	8,287	25,166
Other assets	47,490	48,869

TOTAL ASSETS	$35,708,766	$33,818,627

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Note 8)	$865,695	$1,117,627
Non-interest-bearing (Note 8)	52,665	64,330
Total deposits	918,360	1,181,957

Securities sold under agreements to repurchase (Note 11)	19,950	-

Consolidated obligations, net:
Discount notes (Note 9)	11,621,564	8,669,059
Bonds (Note 9)	20,866,135	21,973,902
Total consolidated obligations, net	32,487,699	30,642,961

Mandatorily redeemable capital stock (Note 12)	5,410	5,665
Accrued interest payable	74,075	81,801
Affordable Housing Program (Note 10)	32,501	31,198
Derivative liabilities (Notes 7, 11)	134,620	123,414
Other liabilities	135,533	31,150

TOTAL LIABILITIES	33,808,148	32,098,146

Commitments and contingencies (Note 16)

1   Fair value: $5,388,910 and $5,192,330 as of June 30, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited (continued)
(In thousands, except par value)
	June 30,	December 31,
	2013	2012
Capital:
Capital stock outstanding - putable:
Class A ($100 par value; 4,226 and 4,053 shares issued and outstanding) (Note 12)	$422,564	$405,304
Class B ($100 par value; 9,819 and 8,592 shares issued and outstanding) (Note 12)	981,937	859,152
Total capital stock	1,404,501	1,264,456

Retained earnings:
Unrestricted	479,674	453,346
Restricted	38,632	27,936
Total retained earnings	518,306	481,282

Accumulated other comprehensive income (loss) (Note 13)	(22,189)	(25,257)

TOTAL CAPITAL	1,900,618	1,720,481

TOTAL LIABILITIES AND CAPITAL	$35,708,766	$33,818,627

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest-bearing deposits	$88	$133	$201	$232
Securities purchased under agreements to resell	252	617	779	913
Federal funds sold	283	359	704	497
Trading securities	13,827	17,821	28,198	36,610
Held-to-maturity securities	14,412	18,214	29,814	37,761
Advances	30,798	37,966	63,047	76,174
Prepayment fees on terminated advances	2,079	1,861	3,242	3,240
Mortgage loans held for portfolio	48,273	46,960	96,375	96,061
Other	417	448	843	954
Total interest income	110,429	124,379	223,203	252,442

INTEREST EXPENSE:
Deposits	276	448	589	831
Consolidated obligations:
Discount notes	2,268	2,350	4,705	3,402
Bonds	55,820	66,453	113,718	134,650
Mandatorily redeemable capital stock (Note 12)	7	13	13	27
Other	40	32	76	111
Total interest expense	58,411	69,296	119,101	139,021

NET INTEREST INCOME	52,018	55,083	104,102	113,421
Provision (reversal) for credit losses on mortgage loans (Note 6)	(416)	417	1,531	1,456
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	52,434	54,666	102,571	111,965

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	-	(579)	(14)	(5,092)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	(73)	(53)	(138)	3,871
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(73)	(632)	(152)	(1,221)
Net gain (loss) on trading securities (Note 3)	(21,223)	(681)	(30,919)	(11,447)
Net gain (loss) on derivatives and hedging activities (Note 7)	11,525	(18,171)	8,467	(18,106)
Standby bond purchase agreement commitment fees	1,198	1,194	2,366	2,263
Letters of credit fees	777	801	1,562	1,678
Other	522	738	928	1,267
Total other income (loss)	(7,274)	(16,751)	(17,748)	(25,566)

OTHER EXPENSES:
Compensation and benefits	6,809	7,117	13,329	14,904
Other operating	3,451	2,762	6,842	6,229
Finance Agency	481	737	1,217	1,642
Office of Finance	568	619	1,222	1,195
Other	1,814	1,906	2,788	2,650
Total other expenses	13,123	13,141	25,398	26,620

INCOME (LOSS) BEFORE ASSESSMENTS	32,037	24,774	59,425	59,779

Affordable Housing Program assessments (Note 10)	3,204	2,479	5,944	5,981

NET INCOME	$28,833	$22,295	$53,481	$53,798

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2013	2012	2013	2012
Net income	$28,833	$22,295	$53,481	$53,798

Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	-	(569)	(14)	(4,621)
Reclassification of non-credit portion included in net income	73	622	152	750
Accretion of non-credit portion	1,313	1,761	2,729	3,179
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,386	1,814	2,867	(692)

Defined benefit pension plan:
Amortization of net loss	100	126	201	252

Total other comprehensive income (loss)	1,486	1,940	3,068	(440)

TOTAL COMPREHENSIVE INCOME	$30,319	$24,235	$56,549	$53,358

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
										Accumulated
	Capital Stock1									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2011	5,373	$537,304	7,905	$790,523	13,278	$1,327,827	$395,588	$5,873	$401,461	$(27,841)	$1,701,447
Proceeds from issuance of capital stock	33	3,319	1,916	191,606	1,949	194,925					194,925
Repurchase/redemption of capital stock	(472)	(47,157)	(123)	(12,355)	(595)	(59,512)					(59,512)
Comprehensive income (loss)							43,038	10,760	53,798	(440)	53,358
Net reclassification of shares to mandatorily redeemable capital stock	(324)	(32,473)	(1,071)	(107,082)	(1,395)	(139,555)					(139,555)
Net transfer of shares between Class A and Class B	144	14,390	(144)	(14,390)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(142)		(142)		(142)
Stock issued			144	14,435	144	14,435	(14,435)		(14,435)		-
BALANCE JUNE 30, 2012	4,754	$475,383	8,627	$862,737	13,381	$1,338,120	$424,049	$16,633	$440,682	$(28,281)	$1,750,521

										Accumulated
	Capital Stock1									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	6	593	2,802	280,257	2,808	280,850					280,850
Repurchase/redemption of capital stock	(455)	(45,556)	(39)	(3,870)	(494)	(49,426)					(49,426)
Comprehensive income (loss)							42,785	10,696	53,481	3,068	56,549
Net reclassification of shares to mandatorily redeemable capital stock	(127)	(12,704)	(950)	(94,991)	(1,077)	(107,695)					(107,695)
Net transfer of shares between Class A and Class B	749	74,927	(749)	(74,927)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(141)		(141)		(141)
Stock issued			163	16,316	163	16,316	(16,316)		(16,316)		-
BALANCE JUNE 30, 2013	4,226	$422,564	9,819	$981,937	14,045	$1,404,501	$479,674	$38,632	$518,306	$(22,189)	$1,900,618

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six-month Period Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,481	$53,798
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(17,890)	(11,560)
Concessions on consolidated obligations	3,477	8,784
Premiums and discounts on investments, net	(426)	(1,079)
Premiums and discounts on advances, net	(7,755)	(6,284)
Premiums, discounts and deferred loan costs on mortgage loans, net	12,002	8,090
Fair value adjustments on hedged assets or liabilities	7,622	9,762
Premises, software and equipment	990	1,129
Other	201	252
Provision for credit losses on mortgage loans	1,531	1,456
Non-cash interest on mandatorily redeemable capital stock	12	26
Net other-than-temporary impairment losses on held-to-maturity securities	152	1,221
Net realized (gain) loss on disposals of premises, software and equipment	(5)	-
Other (gains) losses	13	154
Net (gain) loss on trading securities	30,919	11,447
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	(8,541)	19,058
(Increase) decrease in accrued interest receivable	4,804	4,741
Change in net accrued interest included in derivative assets	839	(8,510)
(Increase) decrease in other assets	940	2,232
Increase (decrease) in accrued interest payable	(7,727)	(2,643)
Change in net accrued interest included in derivative liabilities	627	2,934
Increase (decrease) in Affordable Housing Program liability	1,303	(2,240)
Increase (decrease) in other liabilities	(43)	(1,590)
Total adjustments	23,045	37,380
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	76,526	91,178

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	86,019	(9,883)
Net (increase) decrease in securities purchased under resale agreements	1,535,853	(1,248,205)
Net (increase) decrease in Federal funds sold	(580,000)	175,000
Net (increase) decrease in short-term trading securities	(553,126)	536,017
Proceeds from maturities of and principal repayments on long-term trading securities	235,075	399,283
Purchases of long-term trading securities	(393,424)	(299,975)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	812,994	851,814
Purchases of long-term held-to-maturity securities	(923,935)	(878,614)
Principal collected on advances	41,391,407	16,199,053
Advances made	(43,770,224)	(16,541,844)
Principal collected on mortgage loans	736,739	696,132
Purchase or origination of mortgage loans	(776,717)	(1,324,407)
Proceeds from sale of foreclosed assets	2,536	4,918
Principal collected on other loans made	971	908
Proceeds from sale of premises, software and equipment	10	-
Purchases of premises, software and equipment	(3,173)	(695)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,198,995)	(1,440,498)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited (continued)
(In thousands)
	Six-month Period Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(259,252)	$707,869
Net proceeds from issuance of consolidated obligations:
Discount notes	46,446,969	30,781,981
Bonds	3,729,408	10,911,969
Payments for maturing and retired consolidated obligations:
Discount notes	(43,494,122)	(31,428,318)
Bonds	(4,714,000)	(9,135,000)
Net increase (decrease) in overnight loans from other FHLBanks	-	(35,000)
Net increase (decrease) in securities sold under agreements to repurchase	19,950	-
Net increase (decrease) in other borrowings	-	(5,000)
Proceeds from financing element derivatives	82	-
Net interest payments received (paid) for financing derivatives	(28,022)	(32,800)
Proceeds from issuance of capital stock	280,850	194,925
Payments for repurchase/redemption of capital stock	(49,426)	(59,512)
Payments for repurchase of mandatorily redeemable capital stock	(107,962)	(139,889)
Cash dividends paid	(141)	(142)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,824,334	1,761,083
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(298,135)	411,763
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	369,997	116,041
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,862	$527,804

Supplemental disclosures:
Interest paid	$125,394	$137,575

Affordable Housing Program payments	$4,751	$8,339

Net transfers of mortgage loans to real estate owned	$3,062	$4,181

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements – Unaudited
June 30, 2013

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the Financial Accounting Standards Board (FASB) issued an amendment which allows the overnight Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark rate for hedge accounting purposes.  Previously, only U.S. treasury rates (UST) and the London Interbank Offered Rate (LIBOR) swap rate were allowable benchmark rates. The amended guidance also removes the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The FHLBank does not expect the adoption of this guidance to materially impact its financial condition, results of operations or cash flows.

Joint and Several Liability: In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. The FHLBank does not expect this new guidance to have a material effect on its financial condition, results of operations or cash flows.

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

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of June 30, 2013 are summarized in the following table (in thousands):

	06/30/2013
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$418,216	$-	$-	$-	$-	$-	$-
Certificates of deposit	519,969	-	-	-	-	-	-
U.S. Treasury obligations	24,956	-	-	-	-	-	-
Government-sponsored enterprise obligations1,2	2,277,020	-	-	-	-	-	-
State or local housing agency obligations	-	67,019	-	67,019	36	8,662	58,393
Non-mortgage-backed securities	3,240,161	67,019	-	67,019	36	8,662	58,393
Mortgage-backed securities:
U.S. obligation residential3	1,191	76,414	-	76,414	246	69	76,591
Government-sponsored enterprise residential4	204,210	4,846,062	-	4,846,062	32,202	15,655	4,862,609
Private-label mortgage-backed securities:
Residential loans	-	387,292	17,787	405,079	3,103	19,832	388,350
Home equity loans	-	1,139	192	1,331	1,636	-	2,967
Mortgage-backed securities	205,401	5,310,907	17,979	5,328,886	37,187	35,556	5,330,517
TOTAL	$3,445,562	$5,377,926	$17,979	$5,395,905	$37,223	$44,218	$5,388,910

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

2	See Note 18 for transactions with other FHLBanks.
3	Represents mortgage-backed securities (MBS) issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.
4	Represents MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2012 are summarized in the following table (in thousands):

	12/31/2012
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$59,996	$-	$-	$-	$-	$-	$-
Certificates of deposit	325,006	-	-	-	-	-	-
Government-sponsored enterprise obligations1,2	2,126,327	-	-	-	-	-	-
State or local housing agency obligations	-	69,442	-	69,442	170	8,686	60,926
Non-mortgage-backed securities	2,511,329	69,442	-	69,442	170	8,686	60,926
Mortgage-backed securities:
U.S obligation residential3	1,277	85,484	-	85,484	650	-	86,134
Government-sponsored enterprise residential4	252,312	4,509,121	-	4,509,121	39,571	1,034	4,547,658
Private-label mortgage-backed securities:
Residential loans	-	494,631	20,649	515,280	5,433	25,522	495,191
Home equity loans	-	1,072	197	1,269	1,155	3	2,421
Mortgage-backed securities	253,589	5,090,308	20,846	5,111,154	46,809	26,559	5,131,404
TOTAL	$2,764,918	$5,159,750	$20,846	$5,180,596	$46,979	$35,245	$5,192,330

1
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

2	See Note 18 for transactions with other FHLBanks.
3	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
4	Represents MBS issued by Fannie Mae and Freddie Mac.

The amortized cost of the FHLBank’s MBS/asset-backed securities (ABS) included credit losses, OTTI-related accretion adjustments and purchase premiums and discounts netting to discount amounts of $3,928,000 and $6,547,000 as of June 30, 2013 and December 31, 2012, respectively.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of June 30, 2013. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	06/30/2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$7,762	$142	$40,270	$8,520	$48,032	$8,662
Non-mortgage-backed securities	7,762	142	40,270	8,520	48,032	8,662
Mortgage-backed securities:
U.S. obligation residential1	67,341	69	-	-	67,341	69
Government-sponsored enterprise residential2	1,309,124	15,359	152,693	296	1,461,817	15,655
Private-label mortgage-backed securities:
Residential loans	37,138	289	196,512	19,543	233,650	19,832
Mortgage-backed securities	1,413,603	15,717	349,205	19,839	1,762,808	35,556
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,421,365	$15,859	$389,475	$28,359	$1,810,840	$44,218

1	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
2	Represents MBS issued by Fannie Mae and Freddie Mac.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2012. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	12/31/2012
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

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2013 and December 31, 2012 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	06/30/2013			12/31/2012
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$-	$-	$-	$-	$-	$-
Due after one year through five years	-	-	-	-	-	-
Due after five years through 10 years	22,120	22,120	20,311	22,780	22,780	20,741
Due after 10 years	44,899	44,899	38,082	46,662	46,662	40,185
Non-mortgage-backed securities	67,019	67,019	58,393	69,442	69,442	60,926
Mortgage-backed securities	5,328,886	5,310,907	5,330,517	5,111,154	5,090,308	5,131,404
TOTAL	$5,395,905	$5,377,926	$5,388,910	$5,180,596	$5,159,750	$5,192,330

Interest Rate Payment Terms: The following table details interest rate payment terms for the amortized cost of held-to-maturity securities as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013	12/31/2012
Non-mortgage-backed securities:
Fixed rate	$14,899	$16,662
Variable rate	52,120	52,780
Non-mortgage-backed securities	67,019	69,442

Mortgage-backed securities:
Pass-through securities:
Fixed rate	126	170
Variable rate	1,098,601	595,078
Collateralized mortgage obligations:
Fixed rate	633,464	687,770
Variable rate	3,596,695	3,828,136
Mortgage-backed securities	5,328,886	5,111,154
TOTAL	$5,395,905	$5,180,596

Gains and Losses: Net gains (losses) on trading securities during the three- and six-month periods ended June 30, 2013 and 2012 were as follows (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Net gains (losses) on trading securities held as of June 30, 2013	$(21,206)	$2,675	$(30,485)	$(4,452)
Net gains (losses) on trading securities sold or matured prior to June 30, 2013	(17)	(3,356)	(434)	(6,995)
NET GAIN (LOSS) ON TRADING SECURITIES	$(21,223)	$(681)	$(30,919)	$(11,447)

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast using whole percentages, with projected changes ranging from (5.0) percent to 7.0 percent over the twelve-month period beginning April 1, 2013. For the vast majority of markets, the short-term forecast has changes ranging from (3.0) percent to 5.0 percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery by months as of June 30, 2013:

	Recovery Range of Annualized Rates
Months	Low	High

1 - 6	-%	3.0%
7 - 12	1.0	4.0
13 - 18	2.0	4.0
19 - 30	2.0	5.0
31 - 54	2.0	6.0
Thereafter	2.3	5.6

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

For those securities for which an OTTI was determined to have occurred as of June 30, 2013 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following tables present a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Private-label residential MBS
	Significant Inputs
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancements
Prime:
2004 and prior	12.3%	12.2%	28.8%	25.2%
2005	12.8	12.7	33.2	3.4
Total Prime	12.8	12.6	33.1	4.2

Alt-A:
2004 and prior	7.3	13.9	34.2	14.8
2005	10.1	17.0	38.8	4.3
Total Alt-A	9.2	16.0	37.3	7.7

TOTAL	10.0%	15.3%	36.4%	7.0%

Home Equity Loan ABS
	Significant Inputs
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancements
Subprime:
2004 and prior	3.1%	7.3%	93.3%	4.4%

For the 30 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of June 30, 2013 are as follows (in thousands):

	06/30/2013
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$26,314	$25,344	$23,618	$25,153
Alt-A	81,743	74,623	58,562	68,214
Total private-label residential MBS	108,057	99,967	82,180	93,367

Home equity loans:
Subprime	3,527	1,331	1,139	2,967
TOTAL	$111,584	$101,298	$83,319	$96,334

The following table presents a roll-forward of OTTI activity for the three- and six-month periods ended June 30, 2013 and 2012 related to credit losses recognized in earnings (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Balance, beginning of period	$10,527	$10,941	$10,968	$10,342
Additional charge on securities for which OTTI was not previously recognized1	-	7	-	267
Additional charge on securities for which OTTI was previously recognized1	73	625	152	954
Realized principal losses on securities paid down during the period	(106)	-	(206)	-
Amortization of credit component of OTTI2	(325)	(375)	(745)	(365)
Balance, end of period	$10,169	$11,198	$10,169	$11,198

1
For the three-month periods ended June 30, 2013 and 2012, securities previously impaired represent all securities that were impaired prior to April 1, 2013 and 2012, respectively. For the six-month periods ended June 30, 2013 and 2012, securities previously impaired represent all securities that were impaired prior to January 1, 2013 and 2012, respectively.

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

As of June 30, 2013, the fair value of a portion of the FHLBank’s held-to-maturity securities portfolio was below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets that began in early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 30 years. Variable rate advances generally have maturities ranging from overnight to 30 years, where the interest rates reset periodically at a fixed spread to LIBOR or other specified index. As of June 30, 2013 and December 31, 2012, the FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 8.01 percent and 0.12 percent to 8.01 percent, respectively. The following table presents advances summarized by year of contractual maturity as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,178,960	0.59%	$3,433,058	1.11%
Due after one year through two years	1,846,298	1.87	1,454,725	2.39
Due after two years through three years	1,345,648	2.41	1,691,471	1.88
Due after three years through four years	1,914,205	1.92	1,757,905	1.99
Due after four years through five years	2,421,484	2.75	2,529,511	2.84
Thereafter	4,799,050	1.10	5,241,927	1.36
Total par value	18,505,645	1.40%	16,108,597	1.76%
Discounts	(40,243)		(29,767)
Hedging adjustments1	352,066		494,518
TOTAL	$18,817,468		$16,573,348

1
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2013 and December 31, 2012 include callable advances totaling $5,341,511,000 and $5,429,171,000, respectively. Of these callable advances, there were $5,216,243,000 and $5,300,793,000 of variable rate advances as of June 30, 2013 and December 31, 2012, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of June 30, 2013 and December 31, 2012, the FHLBank had convertible advances outstanding totaling $1,819,517,000 and $2,079,092,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of June 30, 2013 and December 31, 2012 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	06/30/2013	12/31/2012	06/30/2013	12/31/2012
Due in one year or less	$11,176,135	$8,483,653	$7,926,102	$5,430,875
Due after one year through two years	1,549,977	1,335,481	1,808,198	1,412,850
Due after two years through three years	1,111,981	1,346,362	1,223,148	1,593,371
Due after three years through four years	1,248,867	1,094,410	1,647,855	1,606,405
Due after four years through five years	1,952,433	2,033,422	1,381,692	1,534,569
Thereafter	1,466,252	1,815,269	4,518,650	4,530,527
TOTAL PAR VALUE	$18,505,645	$16,108,597	$18,505,645	$16,108,597

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013	12/31/2012
Fixed rate:
Due in one year or less	$1,323,997	$1,301,041
Due after one year	7,200,743	7,495,446
Total fixed rate	8,524,740	8,796,487
Variable rate:
Due in one year or less	4,854,962	2,132,017
Due after one year	5,125,943	5,180,093
Total variable rate	9,980,905	7,312,110
TOTAL PAR VALUE	$18,505,645	$16,108,597

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

Mortgage Loans Held for Portfolio: The following table presents information as of June 30, 2013 and December 31, 2012 on mortgage loans held for portfolio (in thousands):

	06/30/2013	12/31/2012
Real estate:
Fixed rate, medium-term1, single-family mortgages	$1,675,263	$1,711,275
Fixed rate, long-term, single-family mortgages	4,187,743	4,126,471
Total unpaid principal balance	5,863,006	5,837,746
Premiums	97,710	98,887
Discounts	(3,860)	(4,483)
Deferred loan costs, net	1,236	1,549
Other deferred fees	(245)	(312)
Hedging adjustments2	7,727	12,546
Total before Allowance for Credit Losses on Mortgage Loans	5,965,574	5,945,933
Allowance for Credit Losses on Mortgage Loans	(6,590)	(5,416)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,958,984	$5,940,517

1	Medium-term defined as a term of 15 years or less at origination.
2
See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of June 30, 2013 and December 31, 2012 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

	06/30/2013	12/31/2012
Conventional loans	$5,203,163	$5,152,461
Government-guaranteed or insured loans	659,843	685,285
TOTAL UNPAID PRINCIPAL BALANCE	$5,863,006	$5,837,746

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of June 30, 2013 and December 31, 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2013 and December 31, 2012, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three- and six-month periods ended June 30, 2013 and 2012.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of June 30, 2013 and December 31, 2012, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 16.
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
▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement (CE) obligation. If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based CE fees from the PFI; or (2) absorbed by the FHLBank. As of June 30, 2013 and December 31, 2012, the FHLBank’s exposure under the FLA was $32,160,000 and $30,313,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $2,782,000 and $2,113,000 as of June 30, 2013 and December 31, 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of June 30, 2013 and December 31, 2012, CE obligations available to cover losses in excess of the FLA were $346,988,000 and $312,994,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Gross CE fees paid to PFIs	$1,214	$1,068	$2,419	$2,073
Performance-based CE fees recovered from PFIs	(41)	(43)	(86)	(90)
Net CE fees paid	$1,173	$1,025	$2,333	$1,983

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

Roll-forward of Allowance for Credit Losses: As of June 30, 2013, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a roll-forward of the allowance for credit losses for the three- and six-month periods ended June 30, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2013 (in thousands):

	06/30/2013
	Conventional Loans	Government Loans	Credit Products1	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$7,086	$-	$-	$-	$7,086
Charge-offs	(80)	-	-	-	(80)
Provision for credit losses	(416)	-	-	-	(416)
Balance, end of three-month period	$6,590	$-	$-	$-	$6,590

Balance, beginning of six-month period	$5,416	$-	$-	$-	$5,416
Charge-offs	(357)	-	-	-	(357)
Provision for credit losses	1,531	-	-	-	1,531
Balance, end of six-month period	$6,590	$-	$-	$-	$6,590

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$6,590	$-	$-	$-	$6,590

Recorded investment2, end of period:
Individually evaluated for impairment3	$-	$-	$18,838,708	$24,550	$18,863,258
Collectively evaluated for impairment	$5,315,914	$678,423	$-	$-	$5,994,337
__________
1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
2
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

3	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a roll-forward of the allowance for credit losses for the three- and six-month periods ended June 30, 2012 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2012 (in thousands):

	06/30/2012
	Conventional Loans	Government Loans	Credit Products1	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$4,203	$-	$-	$-	$4,203
Charge-offs	(177)	-	-	-	(177)
Provision for credit losses	417	-	-	-	417
Balance, end of three-month period	$4,443	$-	$-	$-	$4,443

Balance, beginning of six-month period	$3,473	$-	$-	$-	$3,473
Charge-offs	(486)	-	-	-	(486)
Provision for credit losses	1,456	-	-	-	1,456
Balance, end of six-month period	$4,443	$-	$-	$-	$4,443

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$4,443	$-	$-	$-	$4,443

Recorded investment2, end of period:
Individually evaluated for impairment3	$-	$-	$17,756,112	$26,471	$17,782,583
Collectively evaluated for impairment	$4,889,351	$692,904	$-	$-	$5,582,255
___________
1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of June 30, 2013 (dollar amounts in thousands):

	06/30/2013
	Conventional Loans	Government Loans	Credit Products1	Direct Financing Lease Receivable	Total
Recorded investment2:
Past due 30-59 days delinquent	$24,126	$17,063	$-	$-	$41,189
Past due 60-89 days delinquent	11,686	6,630	-	-	18,316
Past due 90 days or more delinquent	15,776	4,605	-	-	20,381
Total past due	51,588	28,298	-	-	79,886
Total current loans	5,264,326	650,125	18,838,708	24,550	24,777,709
Total recorded investment	$5,315,914	$678,423	$18,838,708	$24,550	$24,857,595

Other delinquency statistics:
In process of foreclosure, included above3	$9,016	$3,609	$-	$-	$12,625
Serious delinquency rate4	0.3%	0.8%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$4,605	$-	$-	$4,605
Loans on non-accrual status5	$22,982	$-	$-	$-	$22,982
___________
1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
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
5
Loans on non-accrual status include $1,379,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2012 (dollar amounts in thousands):

	12/31/2012
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

The FHLBank had $4,653,000 and $3,915,000 classified as real estate owned recorded in other assets as of June 30, 2013 and December 31, 2012, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the FHLBank’s interest-rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLBank monitors the risk to its revenue, net interest margin and average maturity of interest-earning assets and funding sources.

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

The FHLBank transacts most of its derivatives with large banks and major broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing member) with a Central Counterparty Clearinghouse (cleared derivatives). No single entity dominates the FHLBank’s derivatives business. The FHLBank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

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

The FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition generally include the net cash collateral and accrued interest from counterparties. Therefore, an individual derivative may be in an asset position (counterparty would owe the FHLBank the current fair value, which includes net accrued interest receivable or payable on the derivative, if the derivative was settled as of the Statement of Condition date) but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted by counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the counterparty the fair value if settled as of the Statement of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting.

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013			12/31/2012
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Fair value hedges:
Interest rate swaps	$11,240,232	$159,549	$405,523	$12,360,157	$218,909	$493,515
Interest rate caps/floors	247,000	-	3,399	247,000	-	4,429
Total fair value hedges	11,487,232	159,549	408,922	12,607,157	218,909	497,944

Economic hedges:
Interest rate swaps	4,906,320	3,496	136,716	5,806,320	7,607	166,890
Interest rate caps/floors	5,376,800	41,220	111	5,872,800	29,761	62
Mortgage delivery commitments	93,146	114	1,381	106,355	102	96
Total economic hedges	10,376,266	44,830	138,208	11,785,475	37,470	167,048
TOTAL	$21,863,498	204,379	547,130	$24,392,632	256,379	664,992
Netting adjustments1		(164,744)	(164,744)		(204,209)	(204,209)
Cash collateral		(31,348)	(247,766)		(27,004)	(337,369)
DERIVATIVE ASSETS AND LIABILITIES		$8,287	$134,620		$25,166	$123,414

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

For the three- and six-month periods ended June 30, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(1,220)	$(1,280)	$(5,297)	$708
Total net gain (loss) related to fair value hedge ineffectiveness	(1,220)	(1,280)	(5,297)	708

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	14,941	(123)	25,592	11,986
Interest rate caps/floors	11,370	(13,618)	11,422	(18,781)
Net interest settlements	(9,203)	(8,240)	(18,386)	(16,701)
Mortgage delivery commitments	(4,362)	5,094	(4,848)	4,690
Intermediary transactions:
Interest rate swaps	(1)	(4)	(16)	(8)
Total net gain (loss) related to derivatives not designated as hedging instruments	12,745	(16,891)	13,764	(18,814)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$11,525	$(18,171)	$8,467	$(18,106)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended June 30, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	06/30/2013				06/30/2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$94,226	$(92,541)	$1,685	$(39,668)	$(31,521)	$30,857	$(664)	$(46,627)
Consolidated obligation bonds	(89,881)	86,976	(2,905)	28,152	5,205	(5,801)	(596)	39,425
Consolidated obligation discount notes	-	-	-	-	1	(21)	(20)	6
TOTAL	$4,345	$(5,565)	$(1,220)	$(11,516)	$(26,315)	$25,035	$(1,280)	$(7,196)

1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the six-month periods ended June 30, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Six-month Period Ended
	06/30/2013				06/30/2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income1
Advances	$135,093	$(132,988)	$2,105	$(80,841)	$12,597	$(12,270)	$327	$(94,749)
Consolidated obligation bonds	(116,749)	109,347	(7,402)	52,801	(23,626)	24,027	401	78,589
Consolidated obligation discount notes	-	-	-	-	114	(134)	(20)	12
TOTAL	$18,344	$(23,641)	$(5,297)	$(28,040)	$(10,915)	$11,623	$708	$(16,148)

1
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements and manages credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

For cleared derivatives, the Central Counterparty Clearinghouse (Clearinghouse) is the FHLBank’s counterparty. The requirement that the FHLBank posts initial and variation margin through the clearing member, on behalf of the Clearinghouse, exposes the FHLBank to institutional credit risk in the event that the clearing member or the Clearinghouse fails to meet its obligations. The use of cleared derivatives mitigates credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing member.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $22,407,000 and $28,512,000 as of June 30, 2013 and December 31, 2012, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position as of June 30, 2013 and December 31, 2012 was $380,873,000 and $460,626,000, respectively, for which the FHLBank has posted collateral with a fair value of $247,766,000 and $337,369,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $97,350,000 and $93,770,000 of collateral to its derivative counterparties as of June 30, 2013 and December 31, 2012.

The FHLBank’s net exposure on derivative agreements is presented in Note 11.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits.” The following table details the types of deposits held by the FHLBank as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013	12/31/2012
Interest-bearing:
Demand	$217,295	$253,527
Overnight	648,400	824,200
Term	-	39,900
Total interest-bearing	865,695	1,117,627

Non-interest-bearing:
Demand	1,572	360
Other	51,093	63,970
Total non-interest-bearing	52,665	64,330
TOTAL DEPOSITS	$918,360	$1,181,957

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,943,500	0.88%	$6,989,000	1.14%
Due after one year through two years	1,970,200	1.62	3,774,700	1.18
Due after two years through three years	1,708,650	1.90	1,553,000	1.32
Due after three years through four years	1,286,500	1.93	1,244,650	2.21
Due after four years through five years	1,304,750	2.46	1,476,000	2.74
Thereafter	6,585,450	2.25	6,749,900	2.45
Total par value	20,799,050	1.63%	21,787,250	1.74%
Premium	43,263		54,585
Discounts	(4,920)		(5,479)
Hedging adjustments1	28,742		137,546
TOTAL	$20,866,135		$21,973,902

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2013 and December 31, 2012 includes callable bonds totaling $8,355,000,000 and $8,461,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2013 and December 31, 2012 (in thousands):

Year of Maturity or Next Call Date	06/30/2013	12/31/2012
Due in one year or less	$15,913,500	$14,900,000
Due after one year through two years	2,047,200	3,847,700
Due after two years through three years	1,240,650	1,024,000
Due after three years through four years	677,500	809,650
Due after four years through five years	607,750	688,000
Thereafter	312,450	517,900
TOTAL PAR VALUE	$20,799,050	$21,787,250

The following table summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013	12/31/2012
Fixed rate	$12,684,050	$13,507,250
Variable rate	5,885,000	6,010,000
Step up	2,200,000	2,270,000
Range	30,000	-
TOTAL PAR VALUE	$20,799,050	$21,787,250

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
June 30, 2013	$11,621,564	$11,622,652	0.07%

December 31, 2012	$8,669,059	$8,670,442	0.12%

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

The following table details the change in the AHP liability for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Appropriated and reserved AHP funds as of the beginning of the period	$32,544	$29,605	$31,198	$31,392
AHP set aside based on current year income	3,204	2,479	5,944	5,981
Direct grants disbursed	(3,311)	(3,011)	(4,751)	(8,339)
Recaptured funds1	64	79	110	118
Appropriated and reserved AHP funds as of the end of the period	$32,501	$29,152	$32,501	$29,152

1
Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); (3) oversubsidized projects; or (4) unused grants.

NOTE 11 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

The FHLBank has certain financial instruments, including derivative instruments, securities purchased under agreements to resell and securities sold under agreements to repurchase, that are subject to enforceable master netting arrangements, similar agreements or that provide a right of offset by operation of law. The FHLBank has elected to offset its asset and liability positions, as well as derivative cash collateral received or pledged, when it has a legal right of offset and all other requirements for netting are met.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset.

The following tables present the fair value of financial instruments, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2013 (in thousands):

06/30/2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition1	Net Amount
Derivative assets	$204,379	$(196,092)	$8,287	$(169)	$8,118
Securities purchased under agreements to resell	463,435	-	463,435	(463,435)	-
TOTAL	$667,814	$(196,092)	$471,722	$(463,604)	$8,118

1
Consists primarily of noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

06/30/2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition1	Net Amount
Derivative liabilities	$547,130	$(412,510)	$134,620	$(1,513)	$133,107
Securities sold under agreements to repurchase	19,950	-	19,950	(19,950)	-
TOTAL	$567,080	$(412,510)	$154,570	$(21,463)	$133,107

1
Consists primarily of noncash collateral delivered on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

The following tables present the fair value of financial instruments, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2012 (in thousands):

12/31/2012
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition1	Net Amount
Derivative assets	$256,379	$(231,213)	$25,166	$(278)	$24,888
Securities purchased under agreements to resell	1,999,288	-	1,999,288	(1,999,288)	-
TOTAL	$2,255,667	$(231,213)	$2,024,454	$(1,999,566)	$24,888

1
Consists primarily of noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

12/31/2012
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition1	Net Amount
Derivative liabilities	$664,992	$(541,578)	$123,414	$(157)	$123,257

1
Consists primarily of noncash collateral delivered on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

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

▪
Leverage capital. The FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times, divided by total assets.

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2013 and December 31, 2012 (in thousands):

	06/30/2013		12/31/2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$463,429	$1,500,679	$300,742	$1,340,740
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.2%
Total regulatory capital	$1,428,351	$1,928,217	$1,352,745	$1,751,403
Leverage capital ratio	5.0%	7.5%	5.0%	7.2%
Leverage capital	$1,785,438	$2,678,556	$1,690,931	$2,421,772

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

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month Period ended		Six-month Period ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Balance at beginning of period	$4,979	$8,021	$5,665	$8,369
Capital stock subject to mandatory redemption reclassified from equity during the period	69,428	69,929	107,695	139,555
Redemption or repurchase of mandatorily redeemable capital stock during the period	(69,004)	(69,902)	(107,962)	(139,889)
Stock dividend classified as mandatorily redeemable capital stock during the period	7	13	12	26
Balance at end of period	$5,410	$8,061	$5,410	$8,061

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of June 30, 2013 and December 31, 2012 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	06/30/2013	12/31/2012
Year 1	$635	$-
Year 2	-	1
Year 3	303	303
Year 4	-	-
Year 5	131	-
Past contractual redemption date due to remaining activity1	4,341	5,361
TOTAL	$5,410	$5,665

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

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in AOCI for the three-month periods ended June 30, 2013 and 2012 (in thousands):

	Three-month Period Ended
	06/30/2013			06/30/2012
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance, beginning of period	$(19,365)	$(4,310)	$(23,675)	$(26,265)	$(3,956)	$(30,221)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	-	-	-	(569)	-	(569)
Accretion of non-credit loss	1,313	-	1,313	1,761	-	1,761
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	73	-	73	622	-	622
Amortization of net loss - defined benefit pension plan	-	100	100	-	126	126
Net current period other comprehensive income (loss)	1,386	100	1,486	1,814	126	1,940
Balance, end of period	$(17,979)	$(4,210)	$(22,189)	$(24,451)	$(3,830)	$(28,281)

The following table summarizes the changes in AOCI for the six-month periods ended June 30, 2013 and 2012 (in thousands):

	Six-month Period Ended
	06/30/2013			06/30/2012
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance, beginning of period	$(20,846)	$(4,411)	$(25,257)	$(23,759)	$(4,082)	$(27,841)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(14)	-	(14)	(4,621)	-	(4,621)
Accretion of non-credit loss	2,729	-	2,729	3,179	-	3,179
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	152	-	152	750	-	750
Amortization of net loss - defined benefit pension plan	-	201	201	-	252	252
Net current period other comprehensive income (loss)	2,867	201	3,068	(692)	252	(440)
Balance, end of period	$(17,979)	$(4,210)	$(22,189)	$(24,451)	$(3,830)	$(28,281)

The following table presents details about reclassifications from AOCI for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands):

	Amounts Reclassified from AOCI for the
	Three-month Period Ended		Six-month Period Ended
Details about AOCI Components	06/30/2013	06/30/2012	06/30/2013	06/30/2012	Affected Line Item in the Statements of Income1
Reclassification on non-credit portion of OTTI losses on held-to-maturity securities	$73	$622	$152	$750	Other income (loss) - Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)
Amortization of defined benefit pension plan	$100	$126	$201	$252	Other expenses - Compensation and benefits

1   Amounts represent debits (decreases to other income (loss) or increases to other expenses) to the affected line items in the Statements of Income.

NOTE 14 – PENSION AND POSTRETIREMENT BENEFIT PLANS

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and six-month periods ended June 30, 2013 and 2012 were (in thousands):

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Service cost	$121	$176	$241	$352
Interest cost	110	112	220	223
Amortization of net loss	100	126	201	252
NET PERIODIC POSTRETIREMENT BENEFIT COST	$331	$414	$662	$827

NOTE 15 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2013 and December 31, 2012.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three- and six-month periods ended June 30, 2013 and 2012.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of June 30, 2013 and December 31, 2012 are summarized in the following tables (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	06/30/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$71,862	$71,862	$71,862	$-	$-	$-
Interest-bearing deposits	4,011	4,011	-	4,011	-	-
Securities purchased under agreements to resell	463,435	463,435	-	463,435	-	-
Federal funds sold	1,430,000	1,430,000	-	1,430,000	-	-
Trading securities	3,445,562	3,445,562	-	3,445,562	-	-
Held-to-maturity securities	5,377,926	5,388,910	-	4,939,200	449,710	-
Advances	18,817,468	18,865,599	-	18,865,599	-	-
Mortgage loans held for portfolio, net of allowance	5,958,984	6,071,292	-	6,071,292	-	-
Accrued interest receivable	72,689	72,689	-	72,689	-	-
Derivative assets	8,287	8,287	-	204,379	-	(196,092)
Liabilities:
Deposits	918,360	918,360	-	918,360	-	-
Securities sold under agreements to repurchase	19,950	19,950	-	19,950	-	-
Consolidated obligation discount notes	11,621,564	11,621,146	-	11,621,146	-	-
Consolidated obligation bonds	20,866,135	20,706,809	-	20,706,809	-	-
Mandatorily redeemable capital stock	5,410	5,410	5,410	-	-	-
Accrued interest payable	74,075	74,075	-	74,075	-	-
Derivative liabilities	134,620	134,620	-	547,130	-	(412,510)
Other Asset (Liability):
Standby letters of credit	(876)	(876)	-	(876)	-	-
Standby bond purchase agreements	569	5,294	-	5,294	-	-

	12/31/2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$369,997	$369,997	$369,997	$-	$-	$-
Interest-bearing deposits	455	455	-	455	-	-
Securities purchased under agreements to resell	1,999,288	1,999,288		1,999,288
Federal funds sold	850,000	850,000	-	850,000	-	-
Trading securities	2,764,918	2,764,918	-	2,764,918	-	-
Held-to-maturity securities	5,159,750	5,192,330	-	4,633,792	558,538	-
Advances	16,573,348	16,714,319	-	16,714,319	-	-
Mortgage loans held for portfolio, net of allowance	5,940,517	6,256,905	-	6,256,905	-	-
Accrued interest receivable	77,445	77,445	-	77,445	-	-
Derivative assets	25,166	25,166	-	256,379	-	(231,213)
Liabilities:
Deposits	1,181,957	1,181,957	-	1,181,957	-	-
Consolidated obligation discount notes	8,669,059	8,669,327	-	8,669,327	-	-
Consolidated obligation bonds	21,973,902	22,189,631	-	22,189,631	-	-
Mandatorily redeemable capital stock	5,665	5,665	5,665	-	-	-
Accrued interest payable	81,801	81,801	-	81,801	-	-
Derivative liabilities	123,414	123,414	-	664,992	-	(541,578)
Other Asset (Liability):
Standby letters of credit	(1,039)	(1,039)	-	(1,039)	-	-
Standby bond purchase agreements	588	4,922	-	4,922	-	-

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

As of June 30, 2013, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

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

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings as of June 30, 2013 for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of June 30, 2013, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of June 30, 2013 and December 31, 2012.

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

Securities Sold Under Agreements to Repurchase: The fair values are determined by calculating the present value of the future cash flows. The discount rates used in the calculations are rates for securities with similar terms.

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

Fair Value Measurements: The following tables present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of June 30, 2013 and December 31, 2012 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

	06/30/2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$418,216	$-	$418,216	$-	$-
Certificates of deposit	519,969	-	519,969	-	-
U.S. Treasury obligations	24,956	-	24,956	-	-
Government-sponsored enterprise obligations2,3	2,277,020	-	2,277,020	-	-
U.S. obligation residential MBS4	1,191	-	1,191	-	-
Government-sponsored enterprise residential MBS5	204,210	-	204,210	-	-
Total trading securities	3,445,562	-	3,445,562	-	-

Derivative assets:
Interest-rate related	8,173	-	204,265	-	(196,092)
Mortgage delivery commitments	114	-	114	-	-
Total derivative assets	8,287	-	204,379	-	(196,092)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,453,849	$-	$3,649,941	$-	$(196,092)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$133,239	$-	$545,749	$-	$(412,510)
Mortgage delivery commitments	1,381	-	1,381	-	-
Total derivative liabilities	134,620	-	547,130	-	(412,510)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$134,620	$-	$547,130	$-	$(412,510)

Nonrecurring fair value measurements - Assets:
Real estate owned6	$685	-	-	$685	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$685	$-	$-	$685	$-

1
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same counterparties.

2
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3	See Note 18 for transactions with other FHLBanks.
4	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.
5	Represents MBS issued by Fannie Mae and Freddie Mac.
6	Includes real estate owned written down to fair value during the quarter ended June 30, 2013 and still outstanding as of June 30, 2013.

	12/31/2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral1
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$59,996	$-	$59,996	$-	$-
Certificates of deposit	325,006	-	325,006	-	-
Government-sponsored enterprise obligations2,3	2,126,327	-	2,126,327	-	-
U.S. obligation residential MBS4	1,277	-	1,277	-	-
Government-sponsored enterprise residential MBS5	252,312	-	252,312	-	-
Total trading securities	2,764,918	-	2,764,918	-	-

Derivative assets:
Interest-rate related	25,064	-	256,277	-	(231,213)
Mortgage delivery commitments	102	-	102	-	-
Total derivative assets	25,166	-	256,379	-	(231,213)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,790,084	$-	$3,021,297	$-	$(231,213)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$123,318	$-	$664,896	$-	$(541,578)
Mortgage delivery commitments	96	-	96	-	-
Total derivative liabilities	123,414	-	664,992	-	(541,578)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$123,414	$-	$664,992	$-	$(541,578)

Nonrecurring fair value measurements - Assets:
Real estate owned6	$540	$-	$-	$540	$-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$540	$-	$-	$540	$-

1
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same counterparties.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $672,082,341,000 and $657,444,451,000 as of June 30, 2013 and December 31, 2012, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of June 30, 2013, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2013 and December 31, 2012, off-balance sheet commitments were as follows (in thousands):

	06/30/2013			12/31/2012
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,372,352	$19,045	$2,391,397	$2,533,506	$21,332	$2,554,838
Commitments for standby bond purchases	1,130,701	405,775	1,536,476	532,028	1,065,176	1,597,204
Commitments to fund or purchase mortgage loans	93,146	-	93,146	106,355	-	106,355
Commitments to issue consolidated bonds, at par	263,400	-	263,400	165,000	-	165,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2013, outstanding standby letters of credit had original terms of 3 days to 10 years with a final expiration in 2020. As of December 31, 2012, outstanding standby letters of credit had original terms of 3 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $876,000 and $1,039,000 as of June 30, 2013 and December 31, 2012, respectively. The standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank. As of June 30, 2013 and December 31, 2012, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. The FHLBank was not required to purchase any bonds under these agreements during the three- and six-month periods ended June 30, 2013 and 2012.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(1,267,000) and $6,000 as of June 30, 2013 and December 31, 2012, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: As of June 30, 2013, no members owned more than 10 percent of the FHLBank’s regulatory capital stock. The following table presents information as of December 31, 2012 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2012 (amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$145,727	16.9%	$146,227	11.5%
Capitol Federal Savings Bank	KS	2,002	0.5	128,782	15.0	130,784	10.3
TOTAL		$2,502	0.6%	$274,509	31.9%	$277,011	21.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2012 are summarized in the following table (amounts in thousands):

	12/31/2012		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$2,898,000	18.0%	$13	0.0%
Capitol Federal Savings Bank	2,550,000	15.8	1,247	0.1
TOTAL	$5,448,000	33.8%	$1,260	0.1%

MidFirst Bank and Capitol Federal Savings Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the three- and six-month periods ended June 30, 2012.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of June 30, 2013 and December 31, 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

06/30/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$679	0.2%	$7,219	0.8%	$7,898	0.6%
Girard National Bank	KS	506	0.1	3,909	0.4	4,415	0.3
Vision Bank, NA	OK	2,020	0.5	955	0.1	2,975	0.2
First State Bank Nebraska	NE	606	0.1	1,643	0.2	2,249	0.2
NebraskaLand National Bank	NE	1,007	0.2	880	0.1	1,887	0.1
Citizens Bank & Trust Co.	OK	933	0.2	51	-	984	0.1
Points West Community Bank	NE	351	0.1	429	-	780	0.1
Points West Community Bank	CO	366	0.1	168	-	534	-
Fullerton National Bank	NE	65	-	330	-	395	-
Bankers' Bank of Kansas	KS	270	0.1	2	-	272	-
Bank of Estes Park	CO	221	0.1	1	-	222	-
First Security Bank	KS	82	-	106	-	188	-
Lisco State Bank	NE	35	-	71	-	106	-
TOTAL		$7,141	1.7%	$15,764	1.6%	$22,905	1.6%

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$500	0.1%	$5,700	0.7%	$6,200	0.5%
Girard National Bank	KS	623	0.2	3,728	0.4	4,351	0.3
Golden Belt Bank, FSA	KS	1,192	0.3	2,143	0.3	3,335	0.3
Vision Bank, NA	OK	2,000	0.5	956	0.1	2,956	0.2
First State Bank Nebraska	NE	510	0.1	1,715	0.2	2,225	0.2
Morgan Federal Bank	CO	907	0.2	1,162	0.1	2,069	0.2
NebraskaLand National Bank	NE	961	0.2	754	0.1	1,715	0.1
Citizens Bank & Trust Co.	OK	931	0.2	51	-	982	0.1
Bankers' Bank of Kansas, NA	KS	270	0.1	2	-	272	-
TOTAL		$7,894	1.9%	$16,211	1.9%	$24,105	1.9%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of June 30, 2013 and December 31, 2012 are summarized in the following table (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

	06/30/2013		12/31/2012		06/30/2013		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
FirstBank	$38,000	0.2%	$38,000	0.2%	$2,958	0.4%	$7,252	0.6%
Girard National Bank	36,635	0.2	37,514	0.2	2,057	0.2	2,333	0.2
Vision Bank, NA	23,012	0.1	23,543	0.2	146	-	781	0.1
First State Bank Nebraska	24,844	0.2	33,867	0.2	167	-	866	0.1
NebraskaLand National Bank	17,000	0.1	11,000	0.1	14	-	76	-
Citizens Bank & Trust Co.	1,000	-	1,000	-	106	-	110	-
Points West Community Bank (NE)	15,100	0.1			60	-
Points West Community Bank (CO)	6,358	-			49	-
Fullerton National Bank	5,973	-			39	-
Bankers' Bank of Kansas	1,975	-	1,975	-	8	-	13	-
Bank of Estes Park	-	-			19	-
First Security Bank	2,194	-			73	-
Lisco State Bank	1,812	-			189	-
Golden Belt Bank, FSA			10,887	0.1			3,247	0.3
Morgan Federal Bank			11,800	0.1			6,224	0.5
TOTAL	$173,903	0.9%	$169,586	1.1%	$5,885	0.6%	$20,902	1.8%

The following table presents mortgage loans funded or acquired during the three- and six-month periods ended June 30, 2013 and 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

	Three-month Period Ended				Six-month Period Ended
	06/30/2013		06/30/2012		06/30/2013		06/30/2012
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
FirstBank	$11,984	3.2%	$42,054	6.2%	$26,475	3.5%	$64,066	5.0%
Girard National Bank	5,970	1.6	9,658	1.4	10,686	1.4	17,068	1.3
Vision Bank, NA	-	-	-	-	-	-	-	-
First State Bank Nebraska	-	-	2,218	0.3	1,144	0.1	5,605	0.5
NebraskaLand National Bank	1,124	0.3	2,738	0.4	1,990	0.3	5,527	0.4
Citizens Bank & Trust Co.	-	-	-	-	-	-	-	-
Points West Community Bank (NE)	-	-			-	-
Points West Community Bank (CO)	-	-			-	-
Fullerton National Bank	364	0.1			797	0.1
Bankers' Bank of Kansas	-	-	-	-	-	-	-	-
Bank of Estes Park	-	-			-	-
First Security Bank	-	-			-	-
Lisco State Bank	-	-			-	-
Golden Belt Bank, FSA			10,378	1.6			17,095	1.3
Morgan Federal Bank			2,352	0.4			3,925	0.3
TOTAL	$19,442	5.2%	$69,398	10.3%	$41,092	5.4%	$113,286	8.8%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and six-month periods ended June 30, 2013 and 2012 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended		Six-month Period Ended
Business Activity	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Average overnight interbank loan balances to other FHLBanks1	$2,099	$1,648	$1,083	$2,527
Average overnight interbank loan balances from other FHLBanks1	5,220	3,956	4,779	4,225
Average deposit balance with FHLBank of Chicago for shared expense transactions2	111	130	91	116
Average deposit balance with FHLBank of Chicago for MPF transactions2	2,586	26	2,515	25
Transaction charges paid to FHLBank of Chicago for transaction service fees3	783	704	1,559	1,358
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks4	-	-	45,000	-

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

4
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $167,615,000 and $126,828,000 as of June 30, 2013 and December 31, 2012, respectively, are included in the non-MBS GSE obligations totals presented in Note 3. Interest income earned on these securities totaled $1,418,000 and $1,396,000 for the three-month periods ended June 30, 2013 and 2012, respectively, and $2,832,000 and $2,791,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2012, which includes audited financial statements and related notes for the year ended December 31, 2012. Our MD&A includes the following sections:
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

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock to give them access to advance borrowings or to enable them to sell mortgage loans to us under the MPF Program. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us. However, as allowable under our capital plan, the Board of Directors reduced the Acquired Member Asset (AMA) activity-based stock purchase requirement, which relates to the MPF Program, from two percent of the outstanding balance of mortgage loans funded through or purchased from members to zero percent effective July 11, 2013. This reduction did not impact non-members because they are required to maintain activity-based stock until the activity (i.e., sale of mortgage loans) no longer remains outstanding. At our discretion, we may repurchase excess Class B Common Stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we can always strive to meet the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay appropriate dividends.

Table 1 presents Selected Financial Data for the period indicated (dollar amounts in thousands).

Table 1

	06/30/2013	03/31/2013	12/31/2012	09/30/2012	06/30/2012
Statement of Condition (as of period end):
Total assets	$35,708,766	$33,958,134	$33,818,627	$35,367,457	$35,145,881
Investments1	10,720,934	10,225,440	10,774,411	11,255,838	11,182,572
Advances	18,817,468	17,581,906	16,573,348	17,915,350	17,729,556
Mortgage loans, net2	5,958,984	5,923,911	5,940,517	5,836,620	5,548,633
Total liabilities	33,808,148	32,139,181	32,098,146	33,587,838	33,395,360
Deposits	918,360	1,346,535	1,181,957	1,341,598	1,711,570
Consolidated obligation bonds, net3	20,866,135	21,319,639	21,973,902	21,372,807	21,645,710
Consolidated obligation discount notes, net3	11,621,564	9,204,351	8,669,059	10,574,200	9,605,446
Total consolidated obligations, net3	32,487,699	30,523,990	30,642,961	31,947,007	31,251,156
Mandatorily redeemable capital stock	5,410	4,979	5,665	6,318	8,061
Total capital	1,900,618	1,818,953	1,720,481	1,779,619	1,750,521
Capital stock	1,404,501	1,344,456	1,264,456	1,345,421	1,338,120
Total retained earnings	518,306	498,172	481,282	460,715	440,682
Accumulated other comprehensive income (loss) (AOCI)	(22,189)	(23,675)	(25,257)	(26,517)	(28,281)

Statement of Income (for the quarterly period ended):
Net interest income	52,018	52,084	53,195	53,064	55,083
Provision (reversal) for credit losses on mortgage loans	(416)	1,947	(22)	1,062	417
Other income (loss)	(7,274)	(10,474)	(8,438)	(8,774)	(16,751)
Other expenses	13,123	12,275	13,010	12,204	13,141
Income before assessments	32,037	27,388	31,769	31,024	24,774
Affordable Housing Program (AHP) assessments	3,204	2,740	3,177	3,103	2,479
Net income	28,833	24,648	28,592	27,921	22,295

Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash4	73	68	70	73	72
Dividends paid in stock4	8,626	7,690	7,955	7,815	7,413
Class A Stock dividend rate	0.25%	0.25%	0.25%	0.25%	0.25%
Class B Stock dividend rate	3.50%	3.50%	3.50%	3.50%	3.50%
Weighted average dividend rate5	2.48%	2.39%	2.35%	2.36%	2.19%
Dividend payout ratio6	30.17%	31.48%	28.07%	28.25%	33.57%
Return on average equity	6.10%	5.57%	6.29%	6.31%	5.02%
Return on average assets	0.32%	0.29%	0.32%	0.32%	0.26%
Average equity to average assets	5.31%	5.21%	5.16%	5.06%	5.14%
Net interest margin7	0.59%	0.62%	0.61%	0.61%	0.64%
Total capital ratio8	5.32%	5.36%	5.09%	5.03%	4.98%
Regulatory capital ratio9	5.40%	5.44%	5.18%	5.12%	5.08%
Ratio of earnings to fixed charges10	1.55	1.45	1.48	1.44	1.36

1	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2
The allowance for credit losses on mortgage loans was $6,590,000, $7,086,000, $5,416,000, $5,435,000 and $4,443,000 as of June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, respectively.

3
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

4
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with accounting principles generally accepted in the United States of America (GAAP) were $7,000, $6,000, $6,000, $8,000 and $13,000 for the quarterly periods ended June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012 and June 30, 2012, respectively.

5	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6
Ratio disclosed represents dividends declared and paid during the quarter as a percentage of net income for the calendar quarter presented, although the Finance Agency regulation requires dividends be paid out of known income prior to declaration date.

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

Net income (loss) for the three-month period ended June 30, 2013 was $28.8 million compared to $22.3 million for the three-month period ended June 30, 2012. The increase was primarily attributable to the following:
▪	$3.1 million decrease in net interest income (decrease income);
▪	$29.7 million increase related to net gain (loss) on derivatives and hedging activities (increase income); and
▪	$20.5 million decrease related to net gain (loss) on trading securities (decrease income).

Net income (loss) for the six-month period ended June 30, 2013 was $53.5 million compared to $53.8 million for the six-month period ended June 30, 2012. The decrease was primarily attributable to the following:
▪	$9.3 million decrease in net interest income (decrease income);
▪	$1.1 million decrease in net other-than-temporary impairment losses on held-to-maturity securities (increase income);
▪	$26.6 million increase related to net gain (loss) on derivatives and hedging activities (increase income);
▪	$19.5 million decrease related to net gain (loss) on trading securities (decrease income); and
▪	$1.2 million decrease in other expenses (increase income).

Net interest income for the second quarter and first six months of 2013 declined from the same periods in 2012 primarily due to a decline in our net interest margin and net interest spread. The decline in asset yields in 2013 has been greater than the decline in funding costs, which had been significantly reduced in prior years through our callable debt refinancing. Although we continued to refinance our debt in 2013, we were not able to lower our funding costs as much as our asset yields declined.

The net gain on derivatives and hedging activities for the second quarter and first six months of 2013 compared to the net loss in the same periods in 2012 is primarily the result of the gain on economic hedges resulting from an increase in market rates and a steepening of the yield curve. The increase in net loss on trading securities in the second quarter and first six months of 2013 compared to the same periods in 2012 was primarily attributable to a loss on our fixed rate GSE debentures due to increasing interest rates and GSE credit spreads. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased by 5.6 percent from December 31, 2012 to June 30, 2013 – accompanied by several compositional changes. Earlier this year, we began a concerted effort to grow advances so that they comprise a majority of our total assets. We also concluded that after a year of rapid growth in mortgage loans that we wanted to limit our concentration to 18 percent of total assets while we evaluated the current position. Strategies used to attain these goals included targeted sales and marketing activities for advances, selective pricing changes to some advance products, and participating some mortgage loan volume with FHLBank of Indianapolis. We also continued a prior initiative to maintain a smaller balance sheet allocation to money market securities and other investments than we have in the past. We plan to continue to manage our balance sheet in accordance with these objectives throughout the remainder of 2013 while still maintaining sufficient levels of liquidity to fulfill our mission.

We experienced a significant increase in advance balances, with a majority of the increase coming from our larger borrowers in response to some targeted pricing changes during the first half of 2013. Among our advance products, a large increase in line of credit advances was only slightly offset by a decrease in convertible advances from December 31, 2012 to June 30, 2013. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances.”

After experiencing significant growth in mortgage loans held for portfolio in 2012, our net mortgage loan balance increased only slightly from December 31, 2012 to June 30, 2013 as we continued to participate some of the loans purchased from our members to the FHLBank of Indianapolis and as higher mortgage rates at times during the first half of 2013 slowed origination activity. See discussion on MPF loans in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program.”

Investment balances declined by less than one percent between December 31, 2012 and June 30, 2013; however, we changed our allocation of short-term, money market type investments. At the end of June 2013, there was a significant decline in securities purchased under agreements to resell (i.e., reverse repurchase agreements) that was only partially offset by increases in short-term unsecured investments, including Federal funds sold, commercial paper and certificates of deposit. The total balance of MBS increased slightly during the first half of 2013 as we attempted to maintain balances at approximately 300 percent of regulatory capital primarily by purchasing Agency guaranteed multi-family MBS. For additional information relating to changes in investment balances, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.”

On the liability side of the balance sheet, from December 31, 2012 to June 30, 2013, consolidated obligation bonds and member deposits decreased and consolidated obligation discount notes increased. The increase in discount notes from December 31, 2012 to June 30, 2013 was primarily to fund the increase in the balances of line of credit advances (discussed above) that occurred in the first half of 2013. The decrease in bonds, both in absolute dollars and as a percentage of total consolidated obligations, was primarily due to declines in bonds swapped or indexed to the London Interbank Offered Rate (LIBOR). We allowed our excess LIBOR debt basis position to decline in the first six months of 2013 as concerns over political and fiscal events in late 2012 and early 2013 lessened. We had substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, floating rate bonds in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the extension of the debt ceiling, which resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets as of December 31, 2012.

The increase in our weighted average dividend rate paid during the three- and six-months ended June 30, 2013 compared to the same periods in 2012 can be attributed to the change in the membership capital stock purchase requirement during 2012. In mid-2012, a reduction in the membership stock purchase requirement (Class A Common Stock) resulted in the issuance of additional activity stock (Class B Common Stock) to members as a result of the reduced membership stock requirement, which was previously used to support their advance and mortgage loan activities (Class A Common Stock up to the amount of a member’s membership stock purchase requirement can be used to support advance and mortgage loan activity).

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

Market Instrument	06/30/2013 Three-month Average	06/30/2012 Three-month Average	06/30/2013 Six-month Average	06/30/2012 Six-month Average
Overnight Federal funds effective/target rate1	0.12%	0.25%	0.13%	0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.05	0.08	0.06	0.07
3-month LIBOR1	0.28	0.47	0.28	0.49
2-year U.S. Treasury note1	0.26	0.28	0.26	0.28
5-year U.S. Treasury note1	0.90	0.78	0.86	0.83
10-year U.S. Treasury note1	1.97	1.80	1.95	1.91
30-year residential mortgage note rate2	3.92	3.95	3.82	4.03

Market Instrument	06/30/2013 Ending Rate	12/31/2012 Ending Rate	06/30/2012 Ending Rate
Overnight Federal funds effective/target rate1	0.00 to 0.25%	0.00 to 0.25%	0.00 to 0.25%
FOMC target rate for overnight Federal funds1	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month Treasury bill1	0.03	0.02	0.09
3-month LIBOR1	0.27	0.31	0.46
2-year U.S. Treasury note1	0.36	0.25	0.31
5-year U.S. Treasury note1	1.40	0.71	0.73
10-year U.S. Treasury note1	2.49	1.74	1.64
30-year residential mortgage note rate2	4.58	3.52	3.86

1	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).
2	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

For terms greater than three years, U.S. Treasury interest rates increased sharply from December 31, 2012 to June 30, 2013. Treasury rates for terms greater than one year to three years increased to a much smaller extent during this period resulting in a much steeper curve. During this period of time, the spread between the two-year U.S. Treasury note and the 10-year U.S. Treasury note increased by 65.6 basis points (bps) and the spread between the two-year U.S. Treasury note and the 30-year U.S. Treasury bond increased 49.8 bps. Most Treasury rates had increased through much of the first quarter of 2013, and especially in February and early March in response to improving economic data, before falling in the last several weeks of March through April as the European Union bailout of Cyprus reignited concerns over Europe and U.S. economic data weakened. However, most Treasury rates increased sharply through much of May and June 2013. These increases were primarily driven by the possibility of reductions as early as September 2013 in Treasury and MBS purchases by the Federal Reserve Bank as economic conditions have improved. The purchases are a part of their current quantitative easing program cumulative asset purchases of $85 million per month. The possibility of the “tapering” of these asset purchases was implied in Federal Reserve Chairman Bernanke’s May 22, 2013 testimony before the Joint Economic Committee and reinforced by statements made by Chairman Bernanke at the press conference following the release of the June 19, 2013 FOMC statements and the economic projections released with this statement. Strong employment data released in early July 2013 continued to push rates higher as anticipation of reduction in asset purchases by the FOMC in September 2013 becomes increasingly likely. If the U.S. economy continues its improvement and the Federal Reserve ends its purchases of U.S. Treasury bonds and Agency MBS, interest rates may continue to increase as the supply of U.S. Treasuries and Agency MBS must be absorbed by the market without the intervention of the Federal Reserve and, to a lesser extent, the inflationary impact of the current fiscal policy. Because we issue debt at a spread above U.S. Treasury securities, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members.

As interest rates rose significantly and market volatility increased in the latter half of the second quarter of 2013, demand for our longer-term debt was negatively impacted as investors were hesitant to buy bonds with the possibility of continued increases in market rates and as dealer demand declined as their inventories of Agency debt decreased in value and extended in duration. Indicative spreads of fixed rate, non-callable FHLBank debt relative to similar term U.S. Treasury instruments have increased substantially from December 31, 2012 to June 30, 2013 for most maturities greater than one year. For example, the spread between the on-the-run FHLBank two-year bullet debenture and the two-year U.S. Treasury note increased from 5.5 bps on December 31, 2012 to 8.0 bps on June 30, 2013. The spread between the on-the-run FHLBank five-year bullet debenture and the five-year U.S. Treasury note increased significantly from 11.5 bps on December 31, 2012 to 30.0 bps as of June 30, 2013. Most indicative, FHLBank three-month lockout callable bond spreads to U.S. Treasuries for tenors greater than one year increased substantially from December 31, 2012 to June 30, 2013 as the sharp increase in rates impaired demand for Agency debt, particularly longer-term debt. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with unswapped callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” While the spreads of some of our fixed rate debt structures to similar term U.S. Treasury instruments increased substantially since December 31, 2012, we believe these spreads will likely stabilize as the shock of higher rates is absorbed by market participants. Likely an important factor in the relatively narrow spreads to U.S. Treasuries for non-callable and callable fixed rate bonds in late 2012 and the first five months of 2013 was continued FOMC accommodation as announced in its September and December 2012 meetings (see discussion below). In response to these actions, demand for investments with yields higher than U.S. Treasuries likely increased as investors were anticipating low yields for a longer period of time. However, as noted above, most market participants expect the FOMC to reduce asset purchases beginning in September 2013 with the purchases ending in early to mid-2014. Absent these purchases, the increased supply of Treasuries and Agency MBS will likely result in normalized spreads that are wider than the extremely narrow spreads experienced earlier this year.

The July 31, 2013 FOMC statement was more upbeat in its assessment noting that “...downside risks to the outlook for the economy and the labor market as having diminished since the fall.” While noting further improvement in labor market conditions and continued strengthening in the housing sector, the FOMC stated the unemployment rate remains elevated and inflation remains below its longer-run target, and, thus, reaffirmed that it will “...continue purchasing additional agency mortgage-backed securities at a pace of $40 billion per month and longer-term Treasury securities at a pace of $45 billion per month.” The FOMC believes that these actions, including continuing its policies of reinvesting principal payments from its agency debt and agency MBS into agency MBS and rolling over maturing U.S. Treasury securities at auction, “...should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative.” The July 2013 statement also reiterated the open-ended nature of its accommodation, initially added in the September 2012 statement, that it will continue “...purchases of Treasury and agency mortgage-backed securities, and employ its other policy tools as appropriate, until the outlook for the labor market has improved substantially in a context of price stability.” The FOMC noted that it is “…prepared to increase or reduce the pace of its purchases to maintain appropriate policy accommodation as the outlook for the labor market or inflation changes” and also that it will adjust the “size, pace and composition of its asset purchases” based on the “...likely efficacy and costs of such purchases as well as the extent of progress toward its economic objectives.” At the July 31, 2013 meeting, the FOMC also maintained the Federal funds target rate at a range of zero to 0.25 percent and stated that it anticipated that this range “...will be appropriate at least as long as the unemployment rate remains above 6.50 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be anchored.” Notably, in their June 2013 economic projections the Federal Reserve Board members and Federal Reserve Bank Presidents reduced their projections for the unemployment and inflation for the remainder of 2013, 2014 and 2015. In the June 2013 assessments of appropriate monetary policy, 15 of the 19 FOMC participants judged that the appropriate time for increasing the target rate was 2015 or greater. The majority of the participants believed that over the longer run four percent or greater was the appropriate level for the target Federal funds rate.

The three-month LIBOR rate declined slightly from December 31, 2012 to June 30, 2013 as markets continue to have confidence in actions taken to address the European debt crisis by the European Central Bank and the International Monetary Fund in spite of persistent concerns over certain European countries including Portugal, Greece, Italy and Spain. The one-month LIBOR rate also decreased slightly over this period. Changes in LIBOR rates have an impact on interest income and expense because a considerable portion of our assets and liabilities are either directly or indirectly tied to LIBOR. Imbalances in the mix of these assets and liabilities results in exposure to basis risk which can impact net interest income. Other short-term rates such as those for U.S. Treasury bills, Federal funds effective rates, repurchase agreement rates and yields on our consolidated obligation discount notes have remained relatively low throughout the first six months of 2013, with many of these rates falling from levels observed in the fourth quarter of 2012 likely due, in part, to the expiration of the FOMC’s maturity extension program (i.e., Operation Twist), and the Federal Deposit Insurance Corporation’s (FDIC) Transaction Account Guarantee (TAG) Program (unlimited FDIC insurance coverage for noninterest-bearing transaction accounts) on December 31, 2012 and reduction in the supply of U.S. Treasury bills and bonds due to higher tax receipts and lower expenditures.

Other factors impacting FHLBank consolidated obligations:
Investors continue to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile, even after the ratings downgrade by Standard & Poor’s (S&P) in August 2011. This has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Because of this demand and other factors (some of which are listed below), the overall cost to issue short-term consolidated obligations remained relatively low throughout the first half of 2013. Yields on discount notes had increased in 2012 likely due to an increase in supply of competing instruments, such as U.S. Treasury bills, repurchase agreements and short-term U.S. Treasury securities sold as a part of Operation Twist, and as a result of higher rates on these alternative short-term investments. Important factors pushing some short-term rates, including discount notes and repurchase agreement rates, lower in the first half of 2013 likely include the expiration of the TAG Program on December 31, 2012, the end of the sales of short-term U.S. Treasuries from Operation Twist, the FOMC commitments to keep rates “exceptionally low,” continued asset purchases without offsetting sales by the Federal Reserve until the job market improves significantly, and the and reduction in the supply of U.S. Treasury bills and bonds due to higher tax receipts and lower expenditures. These rates could remain relatively low for the remainder of 2013 resulting in lower average yields on both consolidated obligation discount notes and money market investments.

The spreads on FHLBank fixed rate, non-callable debentures relative to the LIBOR swap curve deteriorated for all maturities two years and greater from December 31, 2012 to June 30, 2013. The theoretical swap level of the on-the-run FHLBank two-year bullet debenture deteriorated slightly from three-month LIBOR minus 7.4 bps on December 31, 2012 to three-month LIBOR minus 7.1 bps on June 30, 2013. The theoretical swap level of the on-the-run FHLBank five-year bullet debenture deteriorated more notably from three-month LIBOR plus 1.6 bps on December 31, 2012 to three-month LIBOR plus 15.5 bps on June 30, 2013. Because we issue a large amount of liabilities swapped to both one-month and three-month LIBOR, the deterioration in these spreads typically indicates deterioration in our funding costs for structures indexed or swapped to LIBOR. In 2012, we substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, non-callable floating rate bonds in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the increase of the debt ceiling. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Many of the concerns over the impact of the fiscal cliff were addressed and eliminated in the American Taxpayer Relief Act of 2012 that was signed by President Obama on January 2, 2013. Additionally, the statutory debt ceiling was temporarily suspended for three months in early February 2013, which according to some estimates and with the addition of extraordinary measures employed by the Treasury Department will likely allow issuance of U.S. Treasury securities until October or November of 2013. Additionally, in late March, Congress passed and the President signed an extension of the continuing budget resolution which will keep the Federal government funded until the end of September 2013. Debate over increasing the debt ceiling and funding the Federal government could result in disruptions in the financial markets and/or the economy later in 2013.

Foreign investor holdings of Agencies (both debentures and MBS), as reported by the Federal Reserve System, decreased on a daily average basis for the week ended June 26, 2013 from the week ended December 26, 2012. Foreign investor holdings of U.S. Treasury securities increased over the same periods. Foreign investors have historically been significant buyers of FHLBank debentures and decreasing demand from this investor segment can negatively impact our cost of funds. Taxable money market fund assets in Agency debt, excluding floating rate notes, and the percentage of total money market fund assets allocated to this category declined slightly overall from December 31, 2012 to June 30, 2013 despite increases in the second quarter of 2013. However, taxable money market fund holdings of FHLBank debt increased notably from December 31, 2012 to June 30, 2013. On November 19, 2012, the Financial Stability Oversight Council (FSOC) released for public comment money market reform proposals which include significant changes to money market funds and include capital buffers, redemption limits and floating net asset value proposals. On June 5, 2013, the Securities and Exchange Commission (SEC) voted to release an FSOC inspired plan for 90 days of public comment. The proposals for Prime money market funds, among other things, include: (1) requirement that funds transact at a floating net asset value (NAV) instead of the $1.00 stable share price; (2) possible assessment of fees if liquid assets decline below a certain level; and (3) allowing Boards of Directors of the funds to impose a temporary suspension of redemptions, known as a “gate.” Prime funds are defined as those holding less than 80 percent of its assets in cash, government securities and government repo instruments. The floating NAV, fees and gates do not apply to Government funds (defined as holding at least 80 percent of its assets in cash, government securities, and government repo instruments) and Retail funds. Retail funds are funds that limit each shareholder’s daily redemption to no more than $1 million. There is a 90-day comment period from publication in the Federal Register. The final proposal might not be released until early 2014 with implementation later in 2014 or 2015 because of possible revisions and phase-ins. With the emphasis on Prime funds, FHLBank short-term debt might benefit from increased demand as investors flee Prime funds for Government funds while Prime money-market instruments like commercial paper and certificates of deposit would probably see a reduction in demand. Given that money market funds are such a large and important investor base for FHLBank consolidated obligations, typically short-term obligations including discount notes, variable rate consolidated obligation bonds and short-term consolidated obligation bonds, changes in demand from money market funds for these consolidated obligations or changes to the overall structure of money market funds could result in changes in costs to issue our short-term consolidated obligations which will typically impact the cost of advances for our members.

Economic and other factors potentially impacting net interest income:
Several rating agencies took action during the third quarter of 2011 in response to steps taken by the U.S. government to address the U.S. government’s borrowing limit and overall U.S. debt burden. Because of the credit rating agencies’ methodology and their assumption of the U.S. government’s implicit support of FHLBank debt, changes to the credit rating of U.S. Treasuries were passed through to the credit ratings of FHLBank debentures and to the ratings of individual FHLBanks. Credit ratings downgrades can adversely impact us in the following ways: (1) increase the funding cost of FHLBank debt issues; (2) have negative liquidity implications; (3) increase collateral posting requirements under certain of our derivatives agreements (see Note 7 of the Notes to the Financial Statements under Item 1 for additional information regarding derivative collateral requirements); and (4) impact demand for certain member credit products such as letters of credit, which are generally dependent upon our credit rating. Following the downgrade by S&P, the FHLBank observed some minor and temporary impacts in several of these areas; however, we did not consider any of them to be significant or material. It is possible that the United States’ long-term sovereign credit rating will be further downgraded or downgraded by additional credit rating agencies in 2013; however, on June 10, 2013, S&P upgraded its credit outlook for the U.S. government to “stable” from “negative.” Additional downgrades could increase the likelihood and/or the severity of the impacts detailed above.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2013.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our earnings (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 06/30/2013 vs. 06/30/2012		Six-month Periods Ended 06/30/2013 vs. 06/30/2012
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(13,950)	(11.2)%	$(29,239)	(11.6)%
Total interest expense	(10,885)	(15.7)	(19,920)	(14.3)
Net interest income	(3,065)	(5.6)	(9,319)	(8.2)
Provision (reversal) for credit losses on mortgage loans	(833)	(199.8)	75	5.2
Net interest income after mortgage loan loss provision	(2,232)	(4.1)	(9,394)	(8.4)
Net gain (loss) on trading securities	(20,542)	(3,016.4)	(19,472)	(170.1)
Net gain (loss) on derivatives and hedging activities	29,696	163.4	26,573	146.8
Other non-interest income	323	15.4	717	18.0
Total other income (loss)	9,477	56.6	7,818	30.6
Operating expenses	381	3.9	(962)	(4.6)
Other non-interest expenses	(399)	(12.2)	(260)	(4.7)
Total other expenses	(18)	(0.1)	(1,222)	(4.6)
AHP assessments	725	29.3	(37)	(0.6)
Net income	$6,538	29.3%	$(317)	(0.6)%

Net interest income, which includes interest earned on advances, mortgage loans and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. The decrease in net interest income for the second quarter of 2013 when compared to the second quarter of 2012 and for the six-month period of 2013 when compared to the six-month period of 2012 can be primarily attributed to the deterioration in our net interest spread and margin despite an increase in average interest-earning assets. In late 2011 and early 2012, we refinanced most of our unswapped callable debt used to fund predominately fixed rate amortizing assets. This refinancing allowed us to significantly increase our net interest margin in the second quarter and first half of 2012. However, over the course of 2012 and into 2013, our mortgage asset yields decreased significantly due to borrowers refinancing at lower rates, which also increased premium amortization. We continued to refinance unswapped callable debt but were unable to lower our debt costs as much as our mortgage yields decreased, thus contributing to the lower net interest margin in the second quarter and first half of 2013. For additional information, see “Net Interest Income” in this Item 2.

The decrease in net interest income for the second quarter of 2013 when compared to the second quarter of 2012 and for the first half of 2013 when compared to the first half of 2012 was more than offset by a net gain on derivative and hedging activities, which contributed to the increase in net income for the second quarter of 2013 compared to the same period in 2012, but fell just short of an increase in net income for the first half of 2013 compared to the same period in 2012. This net gain was partially offset by increased losses on trading securities. See “Net Gain (Loss) on Derivatives and Hedging Activities” and “Net Gain (Loss) on Trading Securities” in this Item 2 for a discussion of the impact of these activities by quarter.

We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program and purchases of MBS; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable interest rates. One way we do this is through the use of derivatives to reduce our funding costs and manage interest rate and prepayment risk. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. Although we manage the risks mentioned and utilize these transactions for asset-liability tools, we do not actively trade these positions. While we actively manage our net exposure to derivative counterparties, we do not attempt to manage the fluctuations in the fair value of our derivatives or trading securities. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes, even though some derivative hedging relationships do not qualify for hedge accounting under GAAP (referred to as economic hedges) and therefore can add significant volatility to our GAAP income.

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by market value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore, as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) market value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted return on equity (ROE) that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a key measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and hedging activities and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, ROE based on GAAP income and ROE spread based on GAAP income, which can vary significantly from period to period because of market value changes on derivatives and certain other items that management excludes when evaluating operational performance because the added volatility does not provide a consistent measurement analysis.

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

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative market value changes and recorded in net gain (loss) on derivatives and hedging activities while the net interest settlements on qualifying fair value or cash flow hedges are included in net interest margin. Therefore, only the economic derivative market value changes and the ineffectiveness for qualifying hedges included in the net gain (loss) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which represent actual cash inflows or outflows and do not create market value volatility, are not removed).

Table 4 presents a reconciliation of GAAP income to adjusted income (in thousands):

Table 4

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Net income, as reported under GAAP	$28,833	$22,295	$53,481	$53,798
Total assessments	3,204	2,479	5,944	5,981
Income before assessments	32,037	24,774	59,425	59,779
Derivative-related and other excluded items1	(1,584)	8,751	824	9,611
Adjusted income (a non-GAAP measure)2	$30,453	$33,525	$60,249	$69,390

1
Consists of market value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

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

Table 5 presents adjusted ROE (a non-GAAP measure) compared to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (amounts in thousands). The impact of the decline in net interest margin is more apparent with adjusted ROE spread because it excludes the volatility in market values mentioned above.

Table 5

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
Average GAAP total capital for the period	$1,897,299	$1,784,715	$1,845,813	$1,759,447
ROE, based upon GAAP net income	6.10%	5.02%	5.84%	6.15%
Adjusted ROE, based upon adjusted income1	6.44%	7.56%	6.58%	7.93%
Average overnight Federal funds effective rate	0.12%	0.15%	0.13%	0.13%
Adjusted ROE as a spread to average overnight Federal funds effective rate1	6.32%	7.41%	6.45%	7.80%

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

Net Interest Income: Net interest income decreased in the three and six months ended June 30, 2013 when compared to the three and six months ended June 30, 2012 primarily as a result of decreases in our net interest spread and margin that was partially offset by an increase in total average earning assets. Some key factors in the decline in our net interest spread and margin for the quarter ending June 30, 2013 were: (1) lower yields on average interest-earning assets; and (2) a relatively smaller decline in the average yield of interest-bearing liabilities. Among interest-earning assets, the average yields on advances, long-term investments and mortgage loans declined substantially in the second quarter and first half of 2013 from the same periods in 2012 as a result of the continued low rate environment. The smaller relative decline in the average yield of interest-bearing liabilities in the second quarter of 2013 compared to the second quarter 2012 was primarily due to a relatively slight decrease in the average yield on consolidated obligation discount notes (short-term lower yielding instruments) and the higher average balances of consolidated obligation bonds (long-term higher yielding instruments) during the second quarter of 2013 compared to second quarter of 2012, which partially offset the decrease in average bond yields during the second quarter of 2013.

The issues were essentially the same between the two six-month periods except that discount note yields were a little higher during the 2013 period than during 2012. We experienced lower yields on average earning assets primarily due to declines in average yields on advances, investment securities and mortgage loans. Discount note costs were extremely low in late 2011 primarily due to decreases in short-term market interest rates, including repurchase agreement rates caused by a reduced supply of alternative short-term investments, and increased flight-to-quality demand for U.S. Treasury bills and Agency discount notes in response to the European debt crisis and other geopolitical events. Many of the discount notes issued during this period of low rates had maturity dates throughout the first quarter of 2012, which helped keep our net interest margins wide in the first half of that year. Over the last several years, active management of our debt has been another important factor in the improvements in and stability of our net interest spread and margin. During the first half of 2012, we were able to call and reissue a significant portion of our callable bonds at a much faster pace than mortgage borrowers could refinance their mortgages. However, the continued low interest rate environment has allowed borrowers to refinance their mortgage loans – reducing the wider spreads realized in the first six months of 2012. This is one of the predominant factors in the compression in net interest spread and net interest margin in the second quarter and first half of 2013 compared to the second quarter and first half of 2012 and could continue to result in a lower net interest spread and margin in the future unless long-term rates increase. The interest rate increase that began in late June 2013 should help us to maintain current net interest margins if rates hold at current levels or higher.

The average yields on advances decreased from the second quarter and first half of 2012 to the second quarter and first half of 2013 despite an increase in average advance balances (see Tables 6 and 8). The average advance yield is impacted by the interplay between advance product pricing, product mix changes, interest rate changes and changes in the average maturity of various advances. In the second quarter and first half of 2013, important compositional changes pushing overall advance portfolio yields lower were a significant increase in line of credit balances, which are typically lower yielding advances, and a slight decrease in higher yielding regular fixed rate convertible advances. For further information, see discussion under this Item 2 – “Financial Condition – Advances.” Because a significant portion of our advances are swapped to LIBOR, the decrease in the average one-month and three-month LIBOR rates in the second quarter and first half of 2013 compared to the same periods in 2012 also contributed to the decline in advance yields. As discussed under this Item 2 – “Financial Condition – Advances,” a significant portion of our advance portfolio either matures or effectively re-prices within three months by product design or through the use of derivatives. Because of the relatively short nature of the advance portfolio, including the impact of any interest rate swaps qualifying as fair value hedges, the average yield in this portfolio typically responds quickly to changes in the general level of short-term interest rates.

Our investment portfolio is comprised of interest-bearing deposits, Federal funds sold, reverse repurchase agreements and investment securities. Interest income on our investment securities declined as a result of both lower average balances and average yields (see Tables 6 and 8). The average yield on all of the components of our investment portfolio declined in the second quarter of 2013 relative to the second quarter of 2012. This was also the case for the first half of 2013 relative to the first half of 2012 with the exception of slight increases in the average yield on interest-bearing deposits and Federal funds sold. Yields on our investment portfolio declined primarily due to declining interest rates, including LIBOR rates between the periods. See Table 2 where the average three-month LIBOR rate declined 19 bps from the second quarter 2012 compared to the second quarter 2013 and 21 basis points from the first half of 2012 to the first half of 2013. A significant portion of our investment portfolio consists of short-term investments or variable rate investments with short-term indices, such as one- or three-month LIBOR and the Federal funds effective rate. The prepayments of higher rate MBS/collateralized mortgage obligations (CMO) (higher fixed rates and higher spreads over LIBOR on variable rates) and the acquisition of new lower rate MBS/CMOs (lower spreads over LIBOR and lower fixed rates) also factored into the decline in the yield on our investment securities between the periods.

The impact on interest income from the growth in the size of the mortgage loan portfolio, both nominally and relative to other assets, for the second quarter and first half of 2013 was partially offset by a decline in the average rate on this portfolio. The average yields on the mortgage loan portfolio declined significantly during the second quarter and first half of 2013 compared to the same periods in 2012 (see Tables 6 and 8) due to several factors including: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates experienced throughout much of 2012 and early 2013; (2) the growth in mortgage loan balances from the second quarter and first half of 2012 to the second quarter and first half of 2013, with new mortgage loans placed into our portfolio at average rates below existing mortgage loans; and (3) write-offs of premiums associated with mortgage loan prepayments. Although this portfolio has grown only slightly in the first half of 2013 and we expect to hold it relatively flat for the remainder of 2013, we expect the portfolio yield to continue to decline for the next several quarters due to the refinancing of higher rate mortgages. However, the rate of this decline might decelerate if recent increases in average residential mortgage rates persist as new mortgage loans placed in our portfolio will carry higher average rates than the mortgage loans purchased during the first six months of 2013.

On the liability side, despite an increase in average balances, interest expense on total interest-bearing liabilities decreased from the second quarter 2012 to the second quarter of 2013 and from the first half of 2012 to the first half of 2013 as a result of a decrease in average yields. See Tables 7 and 9 for further information. This decrease in interest expense can be attributed to: (1) an increase in lower yielding discount notes as a percent of total consolidated obligations to fund the increase in line of credit advances; (2) our active management of debt used to fund long-term assets by calling higher cost unswapped callable bonds and replacing them with lower cost callable and/or bullet bonds, although during the first half of 2013 we were not able to refinance to the same degree as in late 2011 and early 2012; and (3) the decrease in LIBOR discussed above because a significant portion of our bonds are swapped to LIBOR.

The average yield on discount notes decreased slightly from the second quarter of 2012 to the second quarter of 2013 but increased from the first six months of 2012 to same period in 2013 (see Tables 6 and 8). Average discount note yields were extremely low in the first quarter of 2012 primarily due to decreases in short-term market interest rates, including repo rates caused by a reduced supply of alternative short-term investments and increased flight-to-quality demand for Agency discount notes in response to the European debt crisis and other geopolitical events that occurred or carried over from the fourth quarter of 2011. Many of the discount notes issued during this period of extremely low discount note rates had maturity dates throughout the first half of 2012. Our average discount note yield increased later in 2012, particularly in the second half of the year, due, in part, to the sale of short-term U.S. Treasury securities as a part of the FOMC’s maturity extension program, commonly referred to as Operation Twist. Average yields on discount notes could remain relatively low resulting in lower average yields on discount notes for the remainder of 2013 because the U.S. government and FOMC programs that were likely a factor in pushing short-term rates higher expired on December 31, 2012 (TAG Program and Operation Twist) and as rates on comparable money market investments have fallen.

The average yield on bonds declined from the second quarter and first six months of 2012 to the second quarter and first six months of 2013 (see Tables 6 and 8). Some important factors in the decline in bond yields were: (1) generally lower short-term market interest rates, especially LIBOR rates; (2) our ability to refinance a large portion of our longer-term unswapped callable bonds throughout 2012 and, to a lesser extent, the first half of 2013; and (3) relatively low intermediate and long-term market interest rates for the first four months of 2013.

As discussed previously, during much of the last half of 2011, throughout much of 2012 and, to a lesser extent in the first and second quarters of 2013, we were able to lower our long-term consolidated obligation funding costs by calling previously issued unswapped callable debt and replacing it with new lower-cost debt with similar characteristics. Replacing this debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days forward). We use unswapped callable debt with short lockouts (primarily three months, but on occasion up to one year) as a primary funding tool for long-term amortizing assets. This practice of refinancing our debt provided us with the opportunity to take advantage of lower debt costs at various times during 2012 and occasionally in the first and second quarters of 2013. Thus, this practice was a factor in the decline in the average bond yield in the second quarter and first half of 2013 compared to the same periods in 2012. Our portfolio of unswapped callable bonds increased from $4.8 billion as of June 30, 2012 to $5.3 billion as of June 30, 2013. Callable bonds are an effective instrument for funding fixed rate mortgage-related assets because they provide a way to effectively manage the prepayment risk on these assets. This is especially true for callable bonds with short lockouts because they allow us to react quickly to mortgage prepayments attributable to a drop in interest rates. For a further discussion of how we use callable bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” Another factor pushing our bond costs lower was lower average one- and three-month LIBOR rates in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012. A significant portion of our bonds are directly indexed to LIBOR or swapped to LIBOR with the use of derivatives.

Derivatives and hedging activities impacted our net interest spread as well. The assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values even as other assets and liabilities continue to be carried at historical cost. The result is that positive basis adjustments on: (1) advances reduce the average annualized yield; and (2) consolidated obligations decrease the average annualized cost. The positive hedging adjustments on advances exceeded those on consolidated obligations over the three- and six-month periods ended June 30, 2013 and 2012. Therefore, the average net interest spread has been negatively affected by the hedging adjustments included in the asset and liability balances and is not necessarily comparable between periods. Additionally, the differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting under GAAP (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 10 through 13 under this Item 2), which distorts yields especially for trading investments that are swapped to a variable rate.

As explained in more detail in Item 3 – “Quantitative and Qualitative Disclosure About Market Risk – Interest Rate Risk Management – Duration of Equity,” our duration of equity (DOE) remains within both the Risk Management Policy (RMP) limits and the operating ranges and continues to remain relatively short. The historically short DOE is the result of the short maturities (or short reset periods) of the majority of our assets and liabilities coupled with close management of the interest rate risk in our fixed rate mortgage loan portfolio and long-term fixed rate advance portfolios. Accordingly, our net interest income is quite sensitive to the level of short-term interest rates. The fact that the yield on assets and the cost of liabilities can change quickly makes it crucial for management to tightly control and minimize any duration mismatch of short-term assets and liabilities to lessen any adverse impact on net interest income from changes in short-term rates.

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets for the three-month periods ended June 30, 2013 and 2012 (in thousands):

Table 6

	For the Three-month Period Ended
	06/30/2013			06/30/2012
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$284,616	$88	0.12%	$344,559	$133	0.16%
Securities purchased under agreements to resell	844,888	252	0.12	1,345,699	617	0.18
Federal funds sold	966,824	283	0.12	934,308	359	0.15
Investments1	8,678,388	28,239	1.31	8,899,093	36,035	1.63
Advances2,3	18,826,528	32,877	0.70	17,571,449	39,827	0.91
Mortgage loans2,4,5	5,964,381	48,273	3.25	5,408,066	46,960	3.49
Other interest-earning assets	26,679	417	6.28	28,128	448	6.43
Total earning assets	35,592,304	110,429	1.24	34,531,302	124,379	1.45
Other non-interest-earning assets	142,345			182,182
Total assets	$35,734,649			$34,713,484
Interest-bearing liabilities:
Deposits	$1,184,332	276	0.09%	$1,896,322	448	0.09%
Consolidated obligations2:
Discount Notes	10,682,204	2,268	0.09	9,724,528	2,350	0.10
Bonds	21,228,818	55,820	1.05	20,501,225	66,453	1.30
Other borrowings	15,246	47	1.24	13,666	45	1.35
Total interest-bearing liabilities	33,110,600	58,411	0.71	32,135,741	69,296	0.87
Capital and other non-interest-bearing funds	2,624,049			2,577,743
Total funding	$35,734,649			$34,713,484

Net interest income and net interest spread6		$52,018	0.53%		$55,083	0.58%

Net interest margin7			0.59%			0.64%

1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to participating financial institutions (PFI) was $1.1 million and $1.0 million for the three-month periods ended June 30, 2013 and 2012, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense for the second quarters ended June 30, 2013 and 2012 (in thousands):

Table 7

	Three-month Periods Ended 06/30/2013 vs. 06/30/2012
	Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$(21)	$(24)	$(45)
Securities purchased under agreements to resell	(188)	(177)	(365)
Federal funds sold	12	(88)	(76)
Investments	(874)	(6,922)	(7,796)
Advances	2,689	(9,639)	(6,950)
Mortgage loans	4,633	(3,320)	1,313
Other assets	(22)	(9)	(31)
Total earning assets	6,229	(20,179)	(13,950)
Interest Expense:
Deposits	(166)	(6)	(172)
Consolidated obligations:
Discount notes	219	(301)	(82)
Bonds	2,288	(12,921)	(10,633)
Other borrowings	5	(3)	2
Total interest-bearing liabilities	2,346	(13,231)	(10,885)
Change in net interest income	$3,883	$(6,948)	$(3,065)

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

Table 8 presents average balances and yields of major earning asset categories and the sources funding those earning assets for the six-month periods ended June 30, 2013 and 2012 (in thousands):

Table 8

	For the Six-month Period Ended
	06/30/2013			06/30/2012
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$297,563	$201	0.14%	$347,440	$232	0.13%
Securities purchased under agreements to resell	1,149,443	779	0.14	1,090,915	913	0.17
Federal funds sold	1,034,293	704	0.14	760,110	497	0.13
Investments1	8,652,037	58,012	1.35	9,165,572	74,371	1.63
Advances2,3	17,841,643	66,289	0.75	17,349,554	79,414	0.92
Mortgage loans2,4,5	5,950,615	96,375	3.27	5,230,353	96,061	3.69
Other interest-earning assets	25,905	843	6.56	30,884	954	6.22
Total earning assets	34,951,499	223,203	1.29	33,974,828	252,442	1.49
Other non-interest-earning assets	144,801			190,898
Total assets	$35,096,300			$34,165,726
Interest-bearing liabilities:
Deposits	$1,265,642	589	0.09%	$1,763,218	831	0.09%
Consolidated obligations2:
Discount Notes	9,818,125	4,705	0.10	9,984,776	3,402	0.07
Bonds	21,445,817	113,718	1.07	19,892,773	134,650	1.36
Other borrowings	13,309	89	1.35	15,665	138	1.78
Total interest-bearing liabilities	32,542,893	119,101	0.74	31,656,432	139,021	0.88
Capital and other non-interest-bearing funds	2,553,407			2,509,294
Total funding	$35,096,300			$34,165,726

Net interest income and net interest spread6		$104,102	0.55%		$113,421	0.61%

Net interest margin7			0.60%			0.67%

1	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
2	Interest income/expense and average rates include the effect of associated derivatives.
3	Advance income includes prepayment fees on terminated advances.
4
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to participating financial institutions (PFI) was $2.3 million and $2.0 million for the six-month periods ended June 30, 2013 and 2012, respectively.

5	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
6	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
7	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense for the six-month periods ended June 30, 2013 and 2012 (in thousands):

Table 9

	Six-month Periods Ended 06/30/2013 vs. 06/30/2012
	Increase (Decrease) Due to
	Volume1,2	Rate1,2	Total
Interest Income:
Interest-bearing deposits	$(34)	$3	$(31)
Securities purchased under agreements to resell	47	(181)	(134)
Federal funds sold	186	21	207
Investments	(3,990)	(12,369)	(16,359)
Advances	2,197	(15,322)	(13,125)
Mortgage loans	12,387	(12,073)	314
Other assets	(160)	49	(111)
Total earning assets	10,633	(39,872)	(29,239)
Interest Expense:
Deposits	(232)	(10)	(242)
Consolidated obligations:
Discount notes	(58)	1,361	1,303
Bonds	9,909	(30,841)	(20,932)
Other borrowings	(19)	(30)	(49)
Total interest-bearing liabilities	9,600	(29,520)	(19,920)
Change in net interest income	$1,033	$(10,352)	$(9,319)

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

Net Gain (Loss) on Derivatives and Hedging Activities: The volatility in other income (loss) is predominately driven by market value fluctuations on derivative and hedging transactions, which include interest rate swaps, caps and floors. Net gain (loss) from derivatives and hedging activities is sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The market value of options, in particular interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the market value of the options (level of rates, shape of curve and implied volatility).

As demonstrated in Tables 10 through 13, the majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP while ineffectiveness on fair value hedges is a contributor to a lesser degree. Because of the mix of the economic hedges, we generally record gains on derivatives when the general level of interest rates rises over the period and record losses when the general level of interest rates falls over the period. During the second quarter and the first six months of 2013, the general level of the interest rate swap curve increased and steepened fairly substantially. This rise in interest rates and the steepening of the curve resulted in recognition of gains in our interest rate swaps matched to GSE debentures and our interest rate cap portfolio. However, the gain in our cap portfolio due to the rise in interest rates and steepening of the curve was partially offset by a decline in intermediate and long-term cap volatility. The largest portion of the gain in the economic hedges for the second quarter and first six months of 2013 related to investments was attributable to our interest rate swaps matched to GSE debentures. These GSE debentures were swapped to LIBOR at acquisition and carry fixed rates which are high relative to LIBOR resulting in net interest paid on the interest rate swaps during both quarters. While the net interest received (paid) on the associated interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged item, the investment securities, is recorded in interest income with any changes in fair value recognized in net gain (loss) on trading securities. Because these swaps require us to pay a rate substantially higher than LIBOR, they possess a negative fair value (e.g., we owe the swap counterparty). As these swaps approach maturity, their current negative fair values will converge to zero resulting in an effective amortization in their negative fair market values (i.e., time decay). The remaining driver for the fluctuation in the net gain (loss) on derivatives and hedging activities in the second quarter and first six months of 2013 was related to fair value hedges matched to bonds. These interest rate swaps result in us receiving a fixed rate higher than LIBOR (net interest received on the swaps). The increase and steepening of the interest rate swap curve resulted in losses on these fair value hedges matched to bonds (e.g., losses resulting from receiving a below market rate as interest rates rise).

See Tables 46 and 47 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 10 through 13 categorize the earnings impact by product for hedging activities (in thousands):

Table 10

	Three-month Period Ended 06/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(3,149)	$-	$(781)	$(213)	$-	$(4,143)
Net interest settlements	(36,519)	-	-	28,365	-	(8,154)
Subtotal	(39,668)	-	(781)	28,152	-	(12,297)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	1,685	-	-	(2,905)	-	(1,220)
Economic hedges – unrealized gain (loss) due to fair value changes	-	29,878	(4,362)	(3,567)	(1)	21,948
Economic hedges – net interest received (paid)	-	(11,076)	-	1,873	-	(9,203)
Subtotal	1,685	18,802	(4,362)	(4,599)	(1)	11,525
Net impact of derivatives and hedging activities	(37,983)	18,802	(5,143)	23,553	(1)	(772)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(21,152)	-	-	-	(21,152)
TOTAL	$(37,983)	$(2,350)	$(5,143)	$23,553	$(1)	$(21,924)

Table 11

	Three-month Period Ended 06/30/2012
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,889)	$-	$(3,287)	$-	$(291)	$-	$(6,467)
Net interest settlements	(43,738)	-	-	6	39,716	-	(4,016)
Subtotal	(46,627)	-	(3,287)	6	39,425	-	(10,483)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(664)	-	-	(20)	(596)	-	(1,280)
Economic hedges – unrealized gain (loss) due to fair value changes	-	(15,652)	5,095	-	1,911	(5)	(8,651)
Economic hedges – net interest received (paid)	-	(9,737)	-	-	1,492	5	(8,240)
Subtotal	(664)	(25,389)	5,095	(20)	2,807	-	(18,171)
Net impact of derivatives and hedging activities	(47,291)	(25,389)	1,808	(14)	42,232	-	(28,654)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	757	-	-	-	-	757
TOTAL	$(47,291)	$(24,632)	$1,808	$(14)	$42,232	$-	$(27,897)

Table 12

	Six-month Period Ended 06/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(5,862)	$-	$(1,246)	$(506)	$-	$(7,614)
Net interest settlements	(74,979)	-	-	53,307	-	(21,672)
Subtotal	(80,841)	-	(1,246)	52,801	-	(29,286)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	2,105	-	-	(7,402)	-	(5,297)
Economic hedges – unrealized gain (loss) due to fair value changes	-	41,850	(4,848)	(4,836)	(16)	32,150
Economic hedges – net interest received (paid)	-	(22,390)	-	4,002	2	(18,386)
Subtotal	2,105	19,460	(4,848)	(8,236)	(14)	8,467
Net impact of derivatives and hedging activities	(78,736)	19,460	(6,094)	44,565	(14)	(20,819)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(31,139)	-	-	-	(31,139)
TOTAL	$(78,736)	$(11,679)	$(6,094)	$44,565	$(14)	$(51,958)

Table 13

	Six-month Period Ended 06/30/2012
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(5,578)	$-	$(3,855)	$-	$(322)	$-	$(9,755)
Net interest settlements	(89,171)	-	-	12	78,911	-	(10,248)
Subtotal	(94,749)	-	(3,855)	12	78,589	-	(20,003)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	327	-	-	(20)	401	-	708
Economic hedges – unrealized gain (loss) due to fair value changes	-	(12,818)	4,691	-	6,023	(9)	(2,113)
Economic hedges – net interest received (paid)	-	(19,509)	-	-	2,799	9	(16,701)
Subtotal	327	(32,327)	4,691	(20)	9,223	-	(18,106)
Net impact of derivatives and hedging activities	(94,422)	(32,327)	836	(8)	87,812	-	(38,109)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(7,871)	-	-	-	-	(7,871)
TOTAL	$(94,422)	$(40,198)	$836	$(8)	$87,812	$-	$(45,980)
Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 10 through 13. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 14 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 14

	Three-month Period Ended		Six-month Period Ended
	06/30/2013	06/30/2012	06/30/2013	06/30/2012
GSE debentures	$(21,081)	$248	$(30,762)	$(8,822)
U.S. Government guaranteed debentures	-	(1,918)	-	(4,260)
U.S. Treasury note	(13)	-	(13)	-
Agency MBS/CMO	(105)	836	(113)	924
Short-term money market securities	(24)	153	(31)	711
TOTAL	$(21,223)	$(681)	$(30,919)	$(11,447)

The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures with the majority of the fixed rate securities related to economic hedges. The fair values of the fixed rate GSE securities tied to economic hedges are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates). The variable rate securities reset daily off the Federal funds effective rate or monthly off the one-month LIBOR index. The small gain experienced in the second quarter of 2012 can be attributed to a slight decrease in interest rates which was partially offset by a widening in GSE credit spreads. A loss was experienced during the first six months of 2012 as intermediate interest rates increased and GSE credit spreads remained elevated. During the second quarter and first six months of 2013, interest rates and GSE credit spreads increased significantly resulting in losses for both periods. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE securities possess coupons which are well above market rates and, therefore, priced at a substantial premium. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

The next largest component of our trading portfolio is comprised of our short-term money market securities. However, because of the short-term nature of these money market securities they account for only a fraction of the net gain (loss) on trading securities.

A small portion of our trading portfolio, comprised of variable rate Agency MBS/CMOs designated as trading for asset/liability management purposes, also resets off of a short-term index (e.g., one-month LIBOR) and generally accounts for a very small portion of the net gain (loss) on trading securities.

The FHLBank purchased a two-year U.S. Treasury note and classified it as trading during the second quarter of 2013 with the intent of using the security as collateral in its derivatives clearing arrangements. Because of the relatively short maturity, we do not anticipate significant price volatility from this security.

During 2012, we held U.S. Government guaranteed (by the FDIC) debentures. Like the fixed rate GSE securities, these debentures also possessed coupons that were well above market rates and subsequently priced at a substantial premium. All of these matured on or before December 2012. The loss recorded during the second quarter and first six months of 2012 was primarily due to an increase in short and intermediate interest rates.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. Compensation and benefits expense represent over 66 percent of our operating expenses and declined by 4.3 percent and 10.6 percent for the three- and six-month periods ended June 30, 2013 compared to the same periods of 2012. The decrease is primarily attributable to a decrease in the required contribution to maintain the funding level of our pension plan. We expect the number of employees to remain stable or increase slightly during the remainder of 2013. We also expect other expenses to only increase slightly from 2012 levels.

Financial Condition
Overall: Table 15 presents changes in the major components of our Statements of Condition (in thousands):

Table 15

	Increase (Decrease) in Components
	06/30/2013 vs. 12/31/2012
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(298,135)	(80.6)%
Investments1	(53,477)	(0.5)
Advances	2,244,120	13.5
Mortgage loans, net	18,467	0.3
Derivative assets	(16,879)	(67.1)
Other assets	(3,957)	(2.9)
Total assets	$1,890,139	5.6%

Liabilities:
Deposits	$(263,597)	(22.3)%
Consolidated obligations, net	1,844,738	6.0
Derivative liabilities	11,206	9.1
Other liabilities	117,655	78.5
Total liabilities	1,710,002	5.3

Capital:
Capital stock outstanding	140,045	11.1
Retained earnings	37,024	7.7
Accumulated other comprehensive income (loss)	3,068	(12.1)
Total capital	180,137	10.5
Total liabilities and capital	$1,890,139	5.6%

1	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance programs are developed, as authorized in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) and in regulations established by the Finance Agency, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 16 summarizes advances outstanding by product (in thousands):

Table 16

	06/30/2013		12/31/2012
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$4,597,662	24.8%	$1,879,317	11.7%
Regular adjustable rate advances	40,000	0.2	5,000	0.0
Adjustable rate callable advances	5,118,109	27.7	5,206,859	32.3
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.7	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	98,134	0.5	93,934	0.6
Total adjustable rate advances	9,980,905	53.9	7,312,110	45.4

Fixed rate:
Standard advance products:
Short-term fixed rate advances	179,100	1.0	81,766	0.5
Regular fixed rate advances	5,146,668	27.8	5,245,443	32.6
Fixed rate callable advances	83,470	0.5	80,045	0.5
Standard housing and community development advances:
Regular fixed rate advances	260,881	1.4	261,911	1.6
Total fixed rate advances	5,670,119	30.7	5,669,165	35.2

Convertible:
Standard advance products:
Fixed rate convertible advances	1,819,517	9.8	2,079,092	12.9

Amortizing:
Standard advance products:
Fixed rate amortizing advances	542,558	2.9	538,729	3.3
Fixed rate callable amortizing advances	36,050	0.2	42,653	0.3
Standard housing and community development advances:
Fixed rate amortizing advances	450,748	2.5	461,168	2.9
Fixed rate callable amortizing advances	5,748	0.0	5,680	0.0
Total amortizing advances	1,035,104	5.6	1,048,230	6.5

TOTAL PAR VALUE	$18,505,645	100.0%	$16,108,597	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members. As such, advances constitute the largest component of our balance sheet at 52.7 percent of total assets as of June 30, 2013. This is up from 49.0 percent at the end of 2012. In February 2013, we began managing our balance sheet to target a month end ratio of advances par value to total assets of at least 50 percent. We plan to manage our balance sheet to equal or exceed this ratio throughout the remainder of 2013. The 14.9 percent increase in advance par value (see Table 16) was primarily due to a 144.6 percent increase in our line of credit product balance from year-end 2012. The overall increase in advances during the first six months of 2013 is likely due to some targeted pricing changes for certain advance products during the period. The average costs on line of credit and short-term advances were adjusted to levels that when the dividend paid on the stock supporting advances is factored into the borrowing costs, the resulting cost is much lower than alternative funding available through Federal funds or repurchase agreements. The goal of these pricing changes is to incent our members to either: (1) maintain advance balances over month-end that were previously being repaid prior to the end of each month (provide a more cost efficient alternative to Federal funds or repurchase agreements); or (2) increase the overall amount of outstanding advances. Most notably, Bank of Oklahoma maintained an outstanding advance balance of $2.5 billion at quarter-end, which was an increase of $1.8 billion from year-end.

As of June 30, 2013 and December 31, 2012, 62.7 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can be largely attributed to the growth in deposits and the demand for loans that our depository members are experiencing in their communities. It is also influenced by our insurance company members’ need for operational liquidity and ability to profitably invest advance funding. For the most part, our member institutions continue to reduce outstanding advances as liquidity remains high with deposit costs and interest rates on the short end of the curve remaining low. From December 31, 2012 to June 30, 2013, the growth in outstanding advances with slightly less than one fourth of our members exceeded the repayment of advances from approximately one third of the members. Our advances with many members could continue to decline or remain flat until liquidity can be reinvested into higher‐yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during the first six months of 2013.

Rather than match fund long-term, large dollar advances, we elected to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 82.6 percent and 80.5 percent of our total advance portfolio as of June 30, 2013 and December 31, 2012, respectively.

Table 17 presents information on our five largest borrowers (in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 17

	06/30/2013		12/31/2012
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$2,690,500	14.5%	$2,898,000	18.0%
Capitol Federal Savings Bank	2,625,000	14.2	2,550,000	15.8
Bank of Oklahoma, NA	2,451,197	13.3
Security Life of Denver Insurance Co.	1,100,000	5.9	1,100,000	6.8
Security Benefit Life Insurance Co.	765,000	4.1	765,000	4.8
United of Omaha Life Insurance Co.			639,636	4.0
TOTAL	$9,631,697	52.0%	$7,952,636	49.4%

Tables 18 and 19 present the interest income associated with the five borrowers with the highest interest income for the periods presented (in thousands). If a borrower was not one of the five borrowers representing the highest interest income for one of the periods presented, the applicable columns are left blank.

Table 18

	Three-month Period Ended
	06/30/2013		06/30/2012
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$15,379	22.8%	$17,505	21.4%
American Fidelity Assurance Co.	4,446	6.6	4,510	5.5
Security Benefit Life Insurance Co.	2,328	3.5	2,889	3.6
Pacific Life Insurance Co.	2,001	3.0	6,480	7.9
United of Omaha Life Insurance Co.	1,828	2.7	2,119	2.6
TOTAL	$25,982	38.6%	$33,503	41.0%

1
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(36.5) million and $(43.7) million for the three-month periods ended June 30, 2013 and 2012, respectively.

Table 19

	Six-month Period Ended
	06/30/2013		06/30/2012
Borrower Name	Advance Income	Percent of Total Advance Income1	Advance Income	Percent of Total Advance Income1
Capitol Federal Savings Bank	$31,333	22.7%	$35,795	21.7%
American Fidelity Assurance Co.	8,837	6.4	8,923	5.4
Security Benefit Life Insurance Co.	4,700	3.4	5,581	3.4
Pacific Life Insurance Co.	3,980	2.9	12,909	7.8
MidFirst Bank	3,929	2.8
United of Omaha Life Insurance Co.			4,202	2.5
TOTAL	$52,779	38.2%	$67,410	40.8%

1
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(75.0) million and $(89.2) million for the six-month periods ended June 30, 2013 and 2012, respectively.

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

MPF Program: The MPF Program is generally considered an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government fixed rate, size-conforming, single-family mortgage loans.

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the first six months of 2013 was $765.4 million. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in a slight increase of 0.3 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2012 to June 30, 2013. Net mortgage loans as a percentage of total assets decreased from 17.6 percent to 16.7 percent as of December 31, 2012 and June 30, 2013, respectively, primarily as a result of the increase in total assets attributable to the increase in our advance balances and, to a smaller extent, as a result of efforts to restrict the growth of our mortgage loan portfolio.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we have reviewed the option of selling whole loans, we have not identified any specific loans to be sold.

In the last half of 2012, we began an MPF mortgage loan volume participation arrangement with FHLBank of Indianapolis and also began offering the MPF Xtra product. The combination of these two options has allowed us to effectively restrict the growth in mortgage loans held for portfolio thus far in 2013 and is expected to provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet. Both options are being used in 2013 and are described below:
▪
Mortgage Loan Participations – We entered into an agreement with FHLBank of Indianapolis in 2012 to sell participation interests in master commitments of our PFIs. FHLBank of Indianapolis acquired $230.8 million in participation volume during fiscal year 2012 from certain of our PFIs and an additional $251.6 million to-date in 2013. The risk sharing and rights are allocated pro-ratably based upon each FHLBank’s percentage participation in the related master commitment. We, as the Owner Bank, remain responsible for managing the PFI relationship and ensuring compliance with MPF Program requirements. The risk sharing and rights of us and FHLBank of Indianapolis are as follows:

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

▪
MPF Xtra – The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Federal National Mortgage Association (Fannie Mae). We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. Although MPF Xtra volume was minimal in 2012, we anticipate increased participation in this product in 2013, with $64.5 million to-date in 2013.

The number of approved PFIs increased from 245 as of December 31, 2012 to 265 as of June 30, 2013. To date in 2013, we purchased loans from 177 PFIs with no one PFI accounting for more than 4.8 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2013 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 20 presents the outstanding balances of mortgage loans sold to us net of participations (in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balances for Bank of America and Bank of the West (non-members that acquired former PFIs and currently do not have the ability to sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios.

Table 20

	Mortgage Loan Balance as of 06/30/2013	Percent of Total Mortgage Loans	Mortgage Loan Balance as of 12/31/2012	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$323,925	5.5%	$402,279	6.9%
FirstBank of Colorado	170,828	2.9	150,184	2.6
Bank of America, N.A.1	149,278	2.6	174,582	3.0
Farmers Bank & Trust N.A.	136,709	2.3	155,887	2.7
SAC Federal Credit Union	123,049	2.1
Bank of the West2			129,891	2.2
TOTAL	$903,789	15.4%	$1,012,823	17.4%

1	Formerly La Salle Bank, N.A., an out-of-district PFI with which we previously participated in mortgage loans with FHLBank of Chicago.
2	Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of FHLBank of San Francisco.

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2013 was 752 FICO and 72.1 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

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

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members and to maintain liquidity, consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds, term Federal funds, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations set liquidity requirements for us, and our Board of Directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under Item 2 for a discussion of our liquidity management.

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

Table 21

	06/30/2013	12/31/2012
Interest-bearing deposits	$903	$-
Federal funds sold	1,430,000	850,000
Commercial paper	418,216	59,996
Certificates of deposit	519,969	325,006
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$2,369,088	$1,235,002

1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulation also permits us to extend additional unsecured credit for overnight investments. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any non-member counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of June 30, 2013, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member counterparty did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the three- and six-month periods ended June 30, 2013.

We manage our credit risk in part by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of June 30, 2013, all unsecured term investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 25).

Table 22 presents the remaining contractual maturity (in thousands) of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities. As of June 30, 2013, 60.4 percent of the carrying value of the total unsecured investments held by us had overnight maturities.

Table 22

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$185,386	$20,000	$199,990	$405,376
U.S. subsidiaries of foreign commercial banks	517	74,999	74,980	150,496
Total domestic and U.S. subsidiaries of foreign commercial banks	185,903	94,999	274,970	555,872
U.S. Branches and agency offices of foreign commercial banks:
Netherlands	395,000	-	-	395,000
Australia	-	168,257	199,973	368,230
Norway	300,000	-	-	300,000
United Kingdom	300,000	-	-	300,000
Canada	50,000	-	199,986	249,986
Sweden	200,000	-	-	200,000
Total U.S. Branches and agency offices of foreign commercial banks	1,245,000	168,257	399,959	1,813,216
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE1	$1,430,903	$263,256	$674,929	$2,369,088

1	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

In response to the ongoing sovereign debt crisis in Europe and the continuing deterioration in the credit profile of many European financial institutions, we initiated a realignment of our unsecured money market investment portfolio during the latter part of 2011. This portfolio realignment resulted in a reduction in our exposure to private counterparties on an unsecured basis and an increase in exposure to private counterparties on a secured basis through the use of reverse repurchase agreements. We anticipate the continuation of investing on a secured basis through the use of reverse repurchase agreements in the future and maintaining a reduced unsecured exposure to financial institutions, especially foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities as Trading, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/asset-backed securities (ABS), and taxable state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure) and are classified as trading securities to enhance our liquidity position. Approximately 44 percent of our unsecured Agency debentures are fixed rate bonds and are generally swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During 2013, we purchased $930.9 million par amount of variable rate Agency MBS/CMOs and pass-throughs and $95.0 million of fixed rate Agency MBS/CMOs. Of the variable rate purchases, $516.6 million were Agency-guaranteed multi-family MBS without an embedded interest rate cap. We anticipate making further purchases of MBS/CMOs throughout 2013 as pay downs reduce our MBS portfolio below 300 percent of regulatory capital, although this will be dependent upon our being able to locate Agency MBS/CMOs with acceptable returns. With the Federal Reserve Bank purchasing $40 billion of Agency MBS per month at the direction of the FOMC under the program typically referred to as Quantitative Easing III (QE3), returns on Agency MBS/CMOs are extremely low making it more difficult than usual to locate MBS with acceptable returns. As of June 30, 2013, the amortized cost of our MBS/CMO portfolio represented 287 percent of our regulatory capital. As of June 30, 2013, we held $204.9 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of June 30, 2013 or December 31, 2012. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 23 (in thousands).

Table 23

	06/30/2013	12/31/2012
Trading securities:
Commercial paper	$418,216	$59,996
Certificates of deposit	519,969	325,006
U.S. Treasury obligations	24,956	-
GSE debentures	2,277,020	2,126,327
Mortgage-backed securities:
U.S. obligation residential MBS	1,191	1,277
GSE residential MBS	204,210	252,312
Total trading securities	3,445,562	2,764,918

Held-to-maturity securities:
State or local housing agency obligations	67,019	69,442
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	76,414	85,484
GSE residential MBS	4,846,062	4,509,121
Private-label residential MBS	387,292	494,631
Home equity loan ABS	1,139	1,072
Total held-to-maturity securities	5,377,926	5,159,750
Total securities	8,823,488	7,924,668

Interest-bearing deposits	4,011	455

Federal funds sold	1,430,000	850,000

Securities purchased under agreements to resell	463,435	1,999,288

TOTAL INVESTMENTS	$10,720,934	$10,774,411

The contractual maturities of our investments are summarized by security type in Table 24 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 24

	06/30/2013
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$418,216	$-	$-	$-	$418,216
Certificates of deposit	519,969	-	-	-	519,969
U.S. Treasury obligations	-	24,956	-	-	24,956
GSE debentures	938,440	1,338,580	-	-	2,277,020
Mortgage-backed securities:
U.S. obligation residential MBS	-	-	-	1,191	1,191
GSE residential MBS	-	-	-	204,210	204,210
Total trading securities	1,876,625	1,363,536	-	205,401	3,445,562
Yield on trading securities	0.36%	3.62%	-%	2.24%

Held-to-maturity securities:
State or local housing agency obligations	-	-	22,120	44,899	67,019
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	126	640	75,648	76,414
GSE residential MBS	-	29,163	1,173,473	3,643,426	4,846,062
Private-label residential MBS	-	5,107	47,249	334,936	387,292
Home equity loans ABS	-	-	-	1,139	1,139
Total held-to-maturity securities	-	34,396	1,243,482	4,100,048	5,377,926
Yield on held-to-maturity securities	-%	2.37%	1.89%	2.16%

Total securities	1,876,625	1,397,932	1,243,482	4,305,449	8,823,488
Yield on total securities	0.36%	3.58%	1.89%	2.16%

Interest-bearing deposits	4,011	-	-	-	4,011

Federal funds sold	1,430,000	-	-	-	1,430,000

Securities purchased under agreements to resell	463,435	-	-	-	463,435

TOTAL INVESTMENTS	$3,774,071	$1,397,932	$1,243,482	$4,305,449	$10,720,934

Securities Ratings – Tables 25 and 26 present the carrying value of our investments by rating (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 25

	06/30/2013 Carrying Value1
	Investment Grade				Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits2	$-	$3,108	$903	$-	$-	$-	$4,011

Federal funds sold2	-	595,000	835,000	-	-	-	1,430,000

Securities purchased under agreements to resell3	-	-	113,435	-	-	350,000	463,435

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	-	418,216	-	-	-	-	418,216
Certificates of deposit2	-	499,969	20,000	-	-	-	519,969
U.S. Treasury obligations	-	24,956	-	-	-	-	24,956
GSE debentures	-	2,277,020	-	-	-	-	2,277,020
State or local housing agency obligations	19,369	30,000	-	17,650	-	-	67,019
Total non-mortgage-backed securities	19,369	3,250,161	20,000	17,650	-	-	3,307,180
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	77,605	-	-	-	-	77,605
GSE residential MBS	-	5,050,272	-	-	-	-	5,050,272
Private label residential MBS	3,006	35,327	24,651	148,941	175,266	101	387,292
Home equity loan ABS	-	-	-	-	725	414	1,139
Total mortgage-backed securities	3,006	5,163,204	24,651	148,941	175,991	515	5,516,308

TOTAL INVESTMENTS	$22,375	$9,011,473	$993,989	$166,591	$175,991	$350,515	$10,720,934

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $22.6 million at June 30, 2013.
2	Amounts include unsecured credit exposure with original maturities ranging between overnight and 93 days.
3	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 26

	12/31/2012 Carrying Value1
	Investment Grade				Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits2	$-	$455	$-	$-	$-	$-	$455

Federal funds sold2	-	450,000	400,000	-	-	-	850,000

Securities purchased under agreements to resell3	-	-	1,299,288	-	-	700,000	1,999,288

Investment securities:
Non-mortgage-backed securities:
Commercial paper2	-	59,996	-	-	-	-	59,996
Certificates of deposit2	-	325,006	-	-	-	-	325,006
GSE debentures	-	2,126,327	-	-	-	-	2,126,327
State or local housing agency obligations	21,347	30,000	-	18,095	-	-	69,442
Total non-mortgage-backed securities	21,347	2,541,329	-	18,095	-	-	2,580,771
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	86,761	-	-	-	-	86,761
GSE residential MBS	-	4,761,433	-	-	-	-	4,761,433
Private label residential MBS	3,475	55,094	42,235	170,997	222,710	120	494,631
Home equity loan ABS	-	-	-	-	1,072	-	1,072
Total mortgage-backed securities	3,475	4,903,288	42,235	170,997	223,782	120	5,343,897

TOTAL INVESTMENTS	$24,822	$7,895,072	$1,741,523	$189,092	$223,782	$700,120	$10,774,411

1	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.0 million at December 31, 2012.
2	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 92 days.
3	Amounts represent collateralized overnight borrowings by counterparty rating.

Private-label Mortgage-backed and Asset-backed Securities – We have not purchased a private-label MBS/ABS investment since June 2006, and on March 24, 2011, our Board of Directors approved management’s recommendation to remove our authority to purchase these types of investments from our RMP. All of our prior acquisitions of private-label MBS/ABS investments carried the highest ratings from Moody’s, Fitch or S&P when acquired. Only private-label residential MBS investments with weighted average FICO scores of 700 or above and weighted average LTVs of 80 percent or lower at the time of acquisition were purchased. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS. The carrying value of our remaining portfolio of private-label MBS/ABS has declined to 1.1 percent of total assets.

Table 27 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 27

	06/30/2013			12/31/2012
	Fixed Rate1	Variable Rate1	Total	Fixed Rate1	Variable Rate1	Total
Private-label residential MBS:
Prime	$79,416	$131,409	$210,825	$142,031	$146,728	$288,759
Alt-A	109,886	92,920	202,806	131,801	104,021	235,822
Total private-label residential MBS	189,302	224,329	413,631	273,832	250,749	524,581

Home equity loan ABS:
Subprime	-	3,527	3,527	-	3,685	3,685
TOTAL	$189,302	$227,856	$417,158	$273,832	$254,434	$528,266

1	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

We have experienced a slight decline in the estimated fair values of our private-label MBS/ABS during 2013 which is primarily attributable to the rapid increase in interest rates and widening MBS spreads that occurred near the end of the second quarter. Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. While some of the most significant declines in fair values have been in the late 2006, 2007 and 2008 vintage MBS/ABS, earlier vintages have not been immune to the declines in fair value. Tables 28 through 30 present statistical information for our private-label MBS/ABS by year of securitization, rating and collateral type (dollar amounts in thousands):

Table 28

06/30/2013 Private-Label MBS/ABS By Year of Securitization – Prime
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$3,005	$-	$-	$3,005
Double-A	30,186	-	-	30,186
Single-A	20,812	-	-	20,812
Triple-B	82,921	-	6,554	76,367
Below investment grade:
Double-B	43,806	6,420	2,379	35,007
Single-B	10,919	945	2,936	7,038
Triple-C	3,248	-	-	3,248
Double-C	12,250	6,405	5,845	-
Single-D	3,578	-	3,578	-
Unrated	100	-	-	100
TOTAL	$210,825	$13,770	$21,292	$175,763

Amortized cost	$209,532	$13,482	$20,916	$175,134
Gross unrealized losses	(9,169)	-	(147)	(9,022)
Fair value	201,952	13,820	21,161	166,971

OTTI:
Credit-related OTTI charge taken year-to-date	$8	$-	$5	$3
Non-credit-related OTTI charge taken year-to-date	6	-	(5)	11
TOTAL	$14	$-	$-	$14

Weighted average percentage of fair value to UPB	95.8%	100.4%	99.4%	95.0%
Original weighted average credit support1	3.9	3.0	3.3	4.0
Weighted average credit support1	10.2	4.4	5.5	11.2
Weighted average collateral delinquency2	7.9	14.2	9.5	7.2

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus real estate owned (REO).

Table 29

06/30/2013 Private-Label MBS/ABS By Year of Securitization - Alt-A
	Total	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$5,184	$-	$5,184
Single-A	3,963	-	3,963
Triple-B	66,119	-	66,119
Below investment grade:
Double-B	16,522	2,109	14,413
Single-B	24,867	-	24,867
Triple-C	55,495	36,375	19,120
Double-C	8,988	6,413	2,575
Single-D	21,668	21,668	-
TOTAL	$202,806	$66,565	$136,241

Amortized cost	$195,547	$59,934	$135,613
Gross unrealized losses	(10,663)	(5,373)	(5,290)
Fair value	186,398	55,114	131,284

OTTI:
Credit-related OTTI charge taken year-to-date	$75	$7	$68
Non-credit-related OTTI charge taken year-to-date	(75)	(7)	(68)
TOTAL	$-	$-	$-

Weighted average percentage of fair value to UPB	91.9%	82.8%	96.4%
Original weighted average credit support1	5.1	5.8	4.7
Weighted average credit support1	10.4	5.0	13.1
Weighted average collateral delinquency2	11.5	14.4	10.1

1
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

2	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Table 30

06/30/2013 Private-Label MBS/ABS By Year of Securitization - Subprime
Total1
Home equity loan ABS:
UPB by credit rating:
Below investment grade:
Triple-C	$546
Double-C	1,931
Unrated	1,050
TOTAL	$3,527

Amortized cost	$1,331
Gross unrealized losses	-
Fair value	2,967

OTTI:
Credit-related OTTI charge taken year-to-date	$69
Non-credit-related OTTI charge taken year-to-date	(69)
TOTAL	$-

Weighted average percentage of fair value to UPB	84.1%
Original weighted average credit support2	35.7
Weighted average credit support2	2.2
Weighted average collateral delinquency3	37.3

1	All subprime investments were securitized prior to 2005.
2
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

3	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

As of June 30, 2013, the amortized cost of private-label MBS/ABS with unrecognized losses was $253.5 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 31 presents characteristics of our private-label MBS/ABS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 31

	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate1
Private-label residential MBS:
Prime	$136,735	$136,334	$9,169	7.4%

Alt-A:
Alt-A other	113,349	110,843	9,959	12.2
Alt-A option arm	6,305	6,305	704	17.3
Total Alt-A	119,654	117,148	10,663	12.5

TOTAL	$256,389	$253,482	$19,832	9.7%

1
Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO as of June 30, 2013. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of June 30, 2013.

Other-than-temporary Impairment –Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 30 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 125 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

See Note 3 of the Notes to Financial Statements under Item 1 – “Financial Statements” for additional information on our OTTI evaluation process. We utilize a process for the determination of OTTI under an approach that is consistent with the other 11 FHLBanks in accordance with guidance issued by the Finance Agency. Each FHLBank performs its OTTI analysis primarily using key modeling assumptions provided and approved by the FHLBanks’ OTTI Governance Committee, of which we are an active member, for the majority of its private-label residential MBS and home equity loan investments. Certain private-label MBS backed by multi-family real estate loans, home equity lines of credit and other securities that were not able to be cash flow tested were outside of the scope of the OTTI Governance Committee. We analyzed these private-label MBS/ABS for OTTI using other methods. The dollar amount of private-label MBS/ABS analyzed for OTTI using other methods represents 4.8 percent of our total private-label MBS/ABS UPB.

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

Tables 32 and 33 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 32

Private-label residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	12.4%	7.0%	28.4%	10.9%
2005	12.7	11.9	32.5	5.5
2006	12.4	13.1	38.3	4.4
Total Prime	12.4	7.9	29.5	9.9

Alt-A:
2004 and prior	12.7	11.8	34.8	13.1
2005	10.2	17.9	39.3	5.0
Total Alt-A	11.9	13.8	36.3	10.4

TOTAL	12.2%	10.8%	32.9%	10.2%

Table 33

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	2.4%	6.6%	94.8%	2.2%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the three- and six-month periods ended June 30, 2013, we did not identify any non-MBS/ABS securities as having impairment.

Based on the evaluation of all outstanding non-Agency MBS/ABS for OTTI, we have recognized OTTI on 30 outstanding private-label MBS/ABS securities from 2008 through the first six months of 2013. Subsequent to their initial OTTI classification, some of these securities experienced further OTTI losses in ensuing quarters. We expect to recover the amortized cost on the rest of our held-to-maturity securities portfolio that are in an unrealized loss position based on individual security evaluations.

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the three- and six-month periods ended June 30, 2013 and 2012 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

Table 34

	Three-month Period Ended
	06/30/2013			06/30/2012
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$5	$(5)	$-	$42	$(42)	$-
Alt-A	-	-	-	571	8	579
Total private-label residential MBS	5	(5)	-	613	(34)	579

Home equity loan ABS:
Subprime	68	(68)	-	19	(19)	-

TOTAL	$73	$(73)	$-	$632	$(53)	$579

The FHLBank recognized OTTI on its held-to-maturity securities portfolio for the six-month periods ended June 30, 2013 and 2012 based on the FHLBank’s impairment analysis of its investment portfolio, as follows (in thousands):

Table 35

	Six-month Period Ended
	06/30/2013			06/30/2012
	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses	OTTI Related to Credit Losses	OTTI Related to Non-credit Losses	Total OTTI Losses
Private-label residential MBS:
Prime	$8	$6	$14	$400	$181	$581
Alt-A	75	(75)	-	744	3,767	4,511
Total private-label residential MBS	83	(69)	14	1,144	3,948	5,092

Home equity loan ABS:
Subprime	69	(69)	-	77	(77)	-

TOTAL	$152	(138)	14	$1,221	$3,871	$5,092

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. This stress test or adverse case scenario is based on a short-term housing price forecast that is decreased 5 percentage points followed by a recovery path that is 33.0 percent lower than the base case. See Note 3 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI.

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

Table 36

Housing Price Scenarios As of 06/30/2013
Security Type	Base Case1			Results Under Hypothetical Stress Test Scenario2
	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Private-label residential MBS:
Prime	4	$5,270	$5	5	$11,109	$7
Alt-A	3	19,377	-	14	81,743	482
Total private-label residential MBS	7	24,647	5	19	92,852	489

Home equity loan ABS:
Subprime	3	1,800	68	4	2,477	79
TOTAL	10	$26,447	$73	23	$95,329	$568

1
Represents OTTI credit losses for the quarter ended June 30, 2013 that were recognized on 10 of our 30 OTTI securities. No additional OTTI credit losses were recognized on the other 20 OTTI securities.

2	Represents OTTI credit losses that would have been recognized for the quarter ended June 30, 2013 and includes OTTI credit losses on 23 of our 30 OTTI securities.

Deposits: Total deposits decreased by 22.3 percent from December 31, 2012 to June 30, 2013, marked most significantly by a decrease in overnight balances and demand deposits. Deposit programs are offered for the benefit of our members and certain other qualifying non-members primarily as a convenience to facilitate transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits is in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during the last half of 2013 if demand for loans at member institutions increases, if members continue to de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased from December 31, 2012 to June 30, 2013 and the mix between discount notes and bonds changed over the period. Discount notes increased in both absolute balances and as a percentage of total consolidated obligations. Discount notes increased from 28.3 percent of total outstanding consolidated obligations as of December 31, 2012 to 35.8 percent as of June 30, 2013. Conversely, bonds decreased in both absolute balances and as a percentage of total consolidated obligations outstanding. Bonds decreased from 71.7 percent of total outstanding consolidated obligations as of December 31, 2012 to 64.2 percent as of June 30, 2013. The increase in discount notes from December 31, 2012 to June 30, 2013 was primarily to fund the increase in short-term advances, predominantly the line of credit (see this Item 2 – “Financial Condition – Advances”). In February and March 2013, we began managing our balance sheet to target a month-end ratio of advances to total assets of at least 50 percent and a month-end ratio of mortgage loans to total assets of less than 18 percent. We plan to continue to manage our balance sheet to target these ratios while maintaining sufficient levels of liquidity throughout the remainder of 2013. Strategies used to manage these ratios include pricing changes to some advance products, participation of some mortgage loan volume to another FHLBank, and adjusting our discount note balances. Another factor affecting the move towards more discount notes and fewer bonds was the reduced need for liquidity related to market disruptions surrounding political fiscal negotiations. The balance sheet asset mix changes discussed earlier will continue to impact the composition of our liabilities between bonds and discount notes. The decrease in bonds, both in absolute dollars and as a percentage of total consolidated obligations, was primarily due to declines in bonds swapped or indexed to LIBOR as we allowed our excess LIBOR debt basis position to decline in the first six months of 2013 as concerns over political and fiscal events in late 2012 and early 2013 lessened. We had substantially increased our issuance of longer-term swapped and, to a lesser extent, unswapped, non-callable floating rate bonds in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the extension of the debt ceiling, which resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets as of December 31, 2012.

We monitor the spread between one- and three-month LIBOR and the overnight Federal funds effective rate because we occasionally have assets with rates that are sensitive to Federal funds rate changes funded with liabilities that are tied to LIBOR. The spread between these two indices began 2012 at its widest level for the year as the European debt crisis contributed to an elevated LIBOR and a flight-to-quality response that resulted in a low Federal funds effective rate. This spread narrowed throughout 2012 and the first quarter of 2013 and remained relatively stable throughout the second quarter of 2013 as European Union initiatives to address the debt crisis have helped reduce investors’ concerns resulting in a decline in LIBOR. Three-month LIBOR has declined from 0.31 percent on December 31, 2012 to 0.27 percent on June 30, 2013. One-month LIBOR also declined during the first half of 2013, decreasing from 0.21 percent on December 31, 2012 to 0.19 percent on June 30, 2013. At the same time, the Federal funds effective rate declined from 0.09 percent on December 31, 2012 to 0.07 percent on June 30, 2013. At the end of the second quarter of 2013, the spread for three-month LIBOR to the Federal funds effective rate decreased to 20.3 bps from 21.6 bps as of December 31, 2012 and the one-month LIBOR spread increased to 12.5 bps from 11.9 bps as of December 31, 2012. As mentioned above, we issued a substantial amount of floating rate bonds swapped to LIBOR and, to a lesser extent, unswapped floating rate bonds indexed to LIBOR, in the second and third quarters of 2012 in anticipation of future maturities of swapped liabilities and/or to enhance liquidity which resulted in increasing the amount of our LIBOR-based debt above the amount of our LIBOR-based assets. We are willing to accept this short term basis risk because we anticipate it will be temporary due to scheduled maturities of our LIBOR-based funding. As mentioned above, we began reducing our excess LIBOR-based debt position in the first half of 2013.

During the first six months of 2013, we continued to issue unswapped callable debt with relatively short lockout periods (primarily three months but occasionally up to one year) to fund fixed rate mortgage assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. We called $1.4 billion of unswapped callable bonds, and issued $1.4 billion of new unswapped callable bonds during the first six months of 2013. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 6 through 9 under this Item 2 – “Results of Operations.” Refinancing debt usually increases costs in the month the calls are initiated due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the newly issued unswapped callable debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the replacement debt (conventionally not exceeding 30 days forward). The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during the first half of 2013 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2013 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

As rates and volatility increased steeply in the latter half of the second quarter of 2013, demand for our longer-term debt was negatively impacted as investors were hesitant to buy bonds with the possibility of continued increases in market rates and as dealer demand declined as their inventories of Agency debt declined in value and extended in duration. Additionally, while we had stable access to funding markets during most of the first six months of 2013, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, continued steep increases in market interest rates and rate volatility, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the OIS and LIBOR/Swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

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

The notional amount of total derivatives outstanding decreased by $2.5 billion from December 31, 2012 to June 30, 2013 as almost all types of derivatives declined except for a relatively small increase in derivatives swapping callable complex bonds. The largest decline was in derivatives swapping variable rate bonds. Some of these variable rate bonds were used to enhance liquidity in 2012 as discussed previously. As concerns over political and fiscal events in late 2012 and early 2013 have lessened, we have reduced the balances of these bonds. Other large declines were in derivatives swapping fixed rate non-callable bonds, interest rate caps hedging adjustable rate MBS with embedded caps and derivatives swapping fixed rate convertible advances. For additional information regarding the types of derivative instruments and risks hedged, see Tables 46 and 47 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Liquidity: To meet our mission of serving as an economical funding source for our members and housing associates, we must maintain high levels of liquidity. We are required to maintain liquidity in accordance with certain Finance Agency regulations and guidelines and with policies established by management and the Board of Directors. We need liquidity to repay maturing consolidated obligations and other borrowings, to meet advance needs of our members, to make payments of dividends to our members and to repurchase excess capital stock at our discretion, whether upon the request of a member or our own initiative (mandatory stock repurchases).

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

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper, reverse repurchase agreements, and GSE debentures were unchanged from December 31, 2012 to June 30, 2013 at $3.8 billion. Decreases in cash and reverse repurchase agreements were partially offset by increases in the remaining short-term investments, including Federal funds sold. We reduced our investment in reverse repurchase agreements because of the decline in their yields during the first half of 2013 (see “Financial Market Trends” in this Item 2) and instead invested in Federal funds sold and other short term securities with slightly higher yields. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market or for derivatives exposure and are classified as trading to enhance our liquidity position. These debentures increased to $2.2 billion in par value as of June 30, 2013 from $2.0 billion in par value as of December 31, 2012, reflecting purchases of these debentures during the first six months of 2013.

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

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout the first six months of 2013 (see “Risk Management – Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term assets. The weighted average remaining days to maturity of discount notes outstanding decreased to 45 days as of June 30, 2013 from 49 days as of December 31, 2012. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements), and non-earning cash left in our Federal Reserve Bank account, increased to 15 days as of June 30, 2013 from 5 days as of December 31, 2012 primarily due to the significant reduction in our overnight reverse repurchase agreements and increases in term money market investments including commercial paper and certificates of deposit. As a result of the increase in the weighted average maturity of these short-term assets and the decrease in the weighted average maturity of discount notes outstanding, the mismatch of discount notes and our money market investment portfolio decreased from 44 days on December 31, 2012 to 30 days on June 30, 2013. As discussed previously, we took steps in 2012, including increasing the weighted average remaining days to maturity of our discount note portfolio, to increase our liquidity position in anticipation of potential year-end financial market disruptions resulting from the “fiscal cliff” and possible disruptions in early 2013 from political events around the extension of the debt ceiling. We allowed this mismatch to decline in the first six months of 2013 as concerns over political and fiscal events in late 2012 and early 2013 diminished. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the overnight Federal funds market to compensate us for the associated credit risk; and (3) the desire not to increase our balance sheet allocation to other investment categories. We left $71.8 million in our Federal Reserve Bank account on June 30, 2013 compared to $369.7 million on December 31, 2012.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Capital: We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley Act (GLB Act), the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. See Note 12 in the Notes to Financial Statements included under Item 1 for additional information and compliance with these capital requirements as of June 30, 2013 and December 31, 2012.

On June 21, 2013 the Board of Directors reduced the AMA activity-based stock purchase requirement pursuant to our capital plan, effective as of July 11, 2013. The new AMA requirement, which relates to members’ secondary market mortgage loan sales under the MPF Program, has been reduced to zero percent from the previous requirement of two percent. Under our capital plan, the Board of Directors is permitted to establish the percentage for the AMA requirement between zero percent and six percent, subject to a maximum of one and one-half percent of a member’s assets. This reduction did not impact non-members because they are required to maintain activity-based stock until the activity (i.e., sale of mortgage loans) no longer remains outstanding.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2012 and 2013 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under our capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock.

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for the remainder of 2013 will remain close to the differential for the first six months of 2013, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Effective risk management programs include not only conformance to risk management best practices by management, but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal risk philosophy statement, risk appetite statement, risk appetite metrics, and reviewing the annual and business unit risk assessment reports, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

Credit Risk Management: Credit risk is defined as the risk that counterparties to our transactions will not meet their contractual obligations. We manage credit risk by following established policies, evaluating the creditworthiness of our counterparties, and utilizing collateral agreements and settlement netting for derivative transactions where enforceability of the legal right of offset has been determined. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is completed for all areas where we are exposed to credit risk, whether that is through lending, investing or derivative activities.

Lending and AMA Activities – Credit risk arises partly as a result of our lending and AMA activities (members’ CE obligations on mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, derivatives, and members’ CE obligations on mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, derivatives, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on mortgage pools, which are covered by the same collateral arrangements as those for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with the mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime. Table 37 presents the UPB and maximum coverage outstanding with the top five third-party primary mortgage insurers and all others for seriously delinquent loans (in thousands):

Table 37

Insurance Provider	Credit Rating1	Unpaid Principal Balance2	Maximum Coverage Outstanding3
Genworth Mortgage Insurance Corp.	Single-B	$1,171	$302
Mortgage Guaranty Insurance Co.	Single-B	924	241
Republic Mortgage Insurance Co.	No Rating	668	188
United Guaranty Residential Insurance Co.	Triple B	390	101
Radian Guaranty, Inc.	Single-B	244	82
All others4		13,629	112
TOTAL		$17,026	$1,026

1	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of June 30, 2013.
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

4	Includes the UPB of all remaining seriously delinquent loans as of June 30, 2013 regardless of whether or not there is third-party PMI.

Investments – As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Some of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 25), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of two securities that experienced de minimis cash flow shortfalls. One security has experienced cash flow shortfalls during 2012 and continuing into 2013, while the second security witnessed its first cash flow shortfall during the second quarter of 2013. Approximately 90 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

Derivatives – Counterparty credit risk is managed through netting procedures, credit analysis, collateral management and other credit enhancements. Derivative transactions may be either over-the-counter (OTC) with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing member) with a Central Counterparty Clearinghouse (cleared derivatives). Cleared derivative transaction volume and posted collateral with the clearing member for initial and variation margin were de minimis as of June 30, 2013. In OTC derivative transactions, credit risk arises when the market value of transactions, such as interest rate swaps, result in the counterparty owing money to us in excess of delivered collateral. We manage this risk by executing OTC derivative transactions with experienced counterparties with high credit quality (defined by us as rated single-A or better); by requiring netting of individual derivatives transactions with the same counterparty where enforceability of the legal right of offset has been determined; diversifying our OTC derivatives across counterparties; and by executing transactions under master agreements that require counterparties to post collateral if we are exposed to a potential credit loss on the related derivatives exceeding an agreed-upon threshold. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on managing credit risk on derivatives.

The contractual or notional amount of derivatives reflects our involvement in various classes of financial instruments and does not measure credit risk. The maximum credit exposure is significantly less than the notional amount. The maximum credit exposure is the estimated cost of replacing the net receivable positions for individual counterparties on interest rate swaps and forward agreements, and purchased interest rate caps, interest rate floors and swaptions, net of the value of any related collateral, in the event of a counterparty default. In determining maximum credit exposure, we consider accrued interest receivables and payables as well as the legal right to net derivative transactions by counterparty. Tables 38 and 39 present derivative notional amounts and counterparty credit exposure, net of collateral and excluding instances where our pledged collateral exceeds our net position, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 38

06/30/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$126,000	$2,282	$-	$2,282
Single-A	6,208,825	37,184	31,348	5,836
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$6,334,825	$39,466	$31,348	$8,118

Table 39

12/31/2012
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Double-A	$196,000	$4,173	$-	$4,173
Single-A	7,040,825	47,719	27,004	20,715
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,236,825	$51,892	$27,004	$24,888

Tables 40 and 41 present the OTC derivative counterparties that represent five percent or more of net exposure after collateral and their ratings (in the event of a split rating we use the lowest rating published by Moody’s or S&P):

Table 40

06/30/2013
Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
Bank of America NA	Single-A	38.3%
BNP Paribas	Single-A	33.6
Bank of New York Mellon	Double-A	14.6
Rabobank International	Double-A	13.5
TOTAL		100.0%

Table 41

12/31/2012
Counterparty Name	Counterparty Rating	Percent of Net Exposure After Collateral
BNP Paribas	Single-A	74.3%
Bank of New York Mellon	Double-A	13.4
Bank of America NA	Single-A	6.1
All other counterparties		6.2
TOTAL		100.0%

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. During 2011, management consciously decided to change the composition of our investments by transitioning away from unsecured credit exposure with foreign entities for the more favorable credit profile of domestic GSEs and secured reverse repurchase agreements, which had comparable rates. While we slightly increased our exposure to foreign entities in 2013 because of the decline in rates on reverse repurchase agreements, we restricted our unsecured investments to entities in countries that are financially stable as indicated in Table 42.

Tables 42 and 43 present the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets (in thousands):

Table 42

	06/30/2013
	Netherlands		Australia		Other1		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold2	$395,000	1.1%	$-	-%	$850,000	2.4%	$1,245,000	3.5%

Trading securities3	-	-	368,230	1.0	199,986	0.6	568,216	1.6

Derivative assets:
Net exposure at fair value	1,098		-		14,777		15,875
Cash collateral held	-		-		(12,046)		(12,046)
Net exposure after cash collateral	1,098	-	-	-	2,731	-	3,829	-

TOTAL	$396,098	1.1%	$368,230	1.0%	$1,052,717	3.0%	$1,817,045	5.1%

1
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of June 30, 2013 were $0.6 billion (Norway and United Kingdom).

2	Consists solely of overnight Federal funds sold.
3	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 43

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first six months of 2013.

As rates and market volatility increased significantly in the latter half of the second quarter of 2013, demand for our longer-term debt, as evidenced by widening credit spreads, was negatively impacted as investors were hesitant to buy bonds with the possibility of continued increases in market rates and as dealer demand declined as their inventories of Agency debt declined in value and extended in duration. Despite this widening in our credit spreads we continued to maintain stable access to the capital markets throughout the first six months of 2013. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of June 30, 2013 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

Recently Issued Accounting Standards
See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Recent Regulatory and Legislative Developments
As discussed in our 2012 Form 10-K, the legislative and regulatory environment for the FHLBank continues to undergo constant change driven primarily by reforms pursuant to the Housing and Economic Recovery Act of 2008 (Recovery Act) and the Dodd-Frank Act. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Regulatory Actions:
Finance Agency Issues Interim Final Rule on Executive Compensation. On May 14, 2013, the Finance Agency issued an interim final rule with request for comment on Executive Compensation. The interim final rule implements requirements relating to the supervisory authority of the Finance Agency under the Safety and Soundness Act with respect to compensation provided by Fannie Mae, Freddie Mac and the FHLBanks (collectively, Regulated Entities) and the Office of Finance (OF) to their executive officers. The rule addresses the authority of the Director of the Finance Agency to approve, disapprove, modify, prohibit, or withhold compensation of executive officers of the Regulated Entities. The rule also addresses the authority of the Director of the Finance Agency to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The rule prohibits an FHLBank or the OF from paying compensation to an executive officer that is not reasonable and comparable with compensation paid by similar businesses for similar duties and responsibilities. The interim final rule became effective on June 13, 2013 and comments on the interim final rule were due by July 15, 2013.

Finance Agency Issues Proposed Rule on Golden Parachute and Indemnification Payments. On May 14, 2013, the Finance Agency re-published a proposed rule on Golden Parachute and Indemnification Payments which sets forth the standards to be used by the Finance Agency when limiting or prohibiting golden parachute and indemnification payments. Comments on the proposed rule were due by July 15, 2013.

Finance Agency Issues Proposed Rule on Removal of References to Credit Ratings. On May 23, 2013, the Finance Agency issued a proposed rule on Removal of References to Credit Ratings. The proposed rule would implement Section 939A of the Dodd-Frank Act, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by NRSROs. To implement the provision, the proposed rule would remove a number of references and requirements in certain Finance Agency regulations and adopt new provisions that would require the FHLBanks to apply internal analytic standards and criteria to determine the credit quality of a security or obligation, subject to Finance Agency oversight and review through the examination and supervisory process. Comments on the proposed rule were due by July 22, 2013.

Other Significant Regulatory Actions:
Money Market Mutual Fund (MMF) Reform. On November 19, 2012, the FSOC issued proposed recommendations pursuant to Section 120 of the Dodd-Frank Act, which authorizes the FSOC to issue recommendations to a primary financial regulatory agency to apply new or heightened standards and safeguards for a financial activity or practice conducted by bank holding companies or nonbank financial companies. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern MMFs under the Investment Company Act of 1940. The first alternative proposal would require non-government institutional MMFs to sell and redeem shares based on the current market-based value of the securities in their underlying portfolios. The second alternative proposal would require MMFs to generally impose a liquidity fee if a fund’s liquidity levels fell below a specified threshold and would permit the funds to suspend redemptions temporarily. Regulatory action on MMFs could result in MMFs being less attractive to investors, thereby shrinking demand for FHLBank debt by MMFs and potentially hindering our ability to obtain the liquidity needed to meet certain obligations or causing our funding costs to rise.

Additional Developments:
Basel Committee on Banking Supervision Capital Framework.
In July 2013, the Federal Reserve and the Office of the Comptroller of the Currency adopted a final rule and the FDIC adopted an interim final rule establishing new minimum capital standards for financial institutions to incorporate the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision. The new capital framework includes, among other things:
▪	A new common equity tier 1 minimum capital requirement, a higher minimum tier 1 capital requirement and an additional capital conservation buffer;
▪	Revised methodologies for calculation of risk-weighted assets to enhance risk sensitivity; and
▪	A supplementary leverage ratio for financial institutions subject to the “advanced approaches” risk-based capital rules.

The new framework could require some of our member banks to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. Conversely, the new requirements could incent our members to take term advances to create and maintain balance sheet liquidity. Most of our member banks must be in compliance with the final rule by January 1, 2015, although some larger member banks must comply by January 1, 2014.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of June 30, 2013. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 44 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios:

Table 44

Duration of Equity
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2013	2.1	1.1	-1.8	0.5	-1.0
03/31/2013	1.2	-1.0	-0.1	-0.5	-0.4
12/31/2012	0.3	-3.0	-0.6	-0.1	-0.1
09/30/2012	0.1	-3.0	-2.2	0.1	-0.2
06/30/2012	1.1	-2.0	-1.0	2.1	0.3

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The DOE as of June 30, 2013 decreased in the base (became more negative) and the down 200 basis point shock scenarios and increased in the up 200 basis point shock scenario from March 31, 2013. The primary factors contributing to the changes in duration during the second quarter of 2013 were: (1) the general rise of interest rates and mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period and the associated decrease of this portfolio as a percent of total assets as the balance sheet expanded and coupled with declining prepayment projections; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods, even though at a slower pace as interest rates have increased.

The increase in interest rates during the second quarter of 2013 generally results in a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio during this period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since new production loans added during the period generally resulted in a longer duration profile since new loans typically provide a net positive duration impact for the portfolio (new lower rate loans have longer duration than the older, higher rate mortgages being prepaid). Further, as rates increased during the period, the duration of the outstanding fixed rate mortgage loan portfolio lengthened as the projected prepayments decreased, indicating a relatively greater decline in refinancing incentive for borrowers. Again, even though the prepayment incentive generally declined, the historically low interest rate environment continues to provide refinancing opportunities for qualifying borrowers.

With the relative increasing balance of the fixed rate mortgage loan portfolio, the portfolio actually decreased slightly as an overall percentage of total assets as the balance sheet expanded, decreasing from 17.4 percent of total assets as of March 31, 2013 to 16.7 percent as of June 30, 2013. Even with this weighting decrease, the mortgage loan portfolio remains a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of duration. This magnification occurs when a portfolio weighting as a percent of the overall balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when advance balances decline, our mortgage loan portfolio effectively increases as a total proportion of total assets, assuming all other asset portfolios remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a greater contribution impact to the overall DOE since DOE is a weighted measurement. Couple this example with an absolute growth in the mortgage loan portfolio during the same period, and the mortgage loan portfolio becomes an even greater percentage of the balance sheet, causing the DOE profile to be further impacted by the mortgage loan duration profile.

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

With the slight growth in the mortgage loan portfolio as new loans were continually added to the portfolio to replace loans that are being prepaid, active management of this growth continues to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) positioned us to replace called bonds as the interest rate environment continued to remain at historically low levels. The call of higher rate callable bonds and reissuance of these bonds at lower interest rates in this manner generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. As discussed above, as interest rates increased during the period and as we continued to experience prepayments of the fixed rate mortgage portfolio, the short lock-out periods of the callable bonds provided the opportunity to refinance our liabilities, though at a reduced level from previous periods. The increase in interest rates during the second quarter of 2013 further extended the duration profile of the existing portfolio of unswapped callable bonds. This duration extension exceeded the extension of the existing mortgage loan portfolio and generally shortened the overall DOE in the base scenario. This liability extension is a result of the inherent convexity profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. The convexity measure is discussed further below. In addition, issuance of discount notes was sustained, and even increased, to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of the unswapped callable bond calls and reissuance in relation to the mortgage portfolios is discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE decrease in the base scenario and caused the balance sheet duration profile to become slightly more liability sensitive. This same combination of factors also contributed to the net DOE increase in the up 200 basis point shock scenario as the sensitivity of duration tended to migrate to a more asset sensitive position as the mortgage loan portfolio duration profile extended slightly more in this scenario than the unswapped callable consolidated obligation portfolio leading to a more asset sensitive DOE in the up shock scenario.

In addition, we purchased Agency fixed rate MBS/CMOs and variable rate MBS/CMOs, including multifamily Agency-guaranteed MBS without caps, during the period as allowable according to Finance Agency regulations. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens DOE. This lengthening was further impacted by the previous discussion regarding the fixed rate mortgage loan portfolio and the overall lengthening of the portfolio duration profile. The relationship of the variable rate Agency MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We generally purchase interest rate caps to offset the impact of the embedded caps in the variable rate Agency MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in the Agency variable rate CMOs. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of the interest rate caps embedded in the adjustable rate MBS/CMOs. We purchased no new interest rate caps during the first six months of 2013.

Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price generally increases as interest rates decline. When an instrument’s convexity profile approaches zero, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile moves further from zero, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. The variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. While changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 bps or 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The net DOE decrease in the down 200 basis point shock scenario during the second quarter of 2013 is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was –1.3 months and –0.1 month as of June 30, 2013 and March 31, 2013, respectively. Again, as discussed previously, the increase in duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the rising interest rate environment. All 12 FHLBanks are required to submit this base duration gap number to the OF as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; or (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 45 presents MVE as a percent of TRCS. As of June 30, 2013, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the increase in the fixed rate mortgage loan market values as rates have continued to remain historically low and the relative value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds.

Table 45

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Bps	Up 100 Bps	Base	Down 100 Bps	Down 200 Bps
06/30/2013	156	159	158	157	155
03/31/2013	161	161	157	160	158
12/31/2012	167	165	158	161	160
09/30/2012	164	162	155	155	155
06/30/2012	151	150	145	147	149

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

Tables 46 and 47 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 46

06/30/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,600,500	$(103,746)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	495
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,451,732	(228,164)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(3,399)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	956,320	(134,792)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,250,800	39,953
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	1,156
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	93,146	(1,267)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,037,000	136,715
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	845,000	9,990
Complex consolidated obligation bonds	Receive floating with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	30,000	(1,512)
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,200,000	(59,752)
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	3,940,000	1,571
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	10,000	1
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	76,000	-
TOTAL				$21,863,498	$(342,751)

Table 47

12/31/2012
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,682,500	$(160,247)
Fixed rate callable advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(3,107)
Fixed rate convertible advances	Pay fixed, receive floating interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,814,657	(323,759)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(4,429)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive floating interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,011,320	(166,047)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,726,800	27,408
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	2,291
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	106,355	6
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,637,000	186,632
Fixed rate callable consolidated obligation bonds	Receive fixed, pay floating interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	880,000	26,199
Callable step-up consolidated obligation bonds	Receive floating interest rate with embedded features, pay floating interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,270,000	(324)
Variable rate consolidated obligation bonds	Receive floating interest rate, pay floating interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	4,765,000	6,747
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive floating interest rate swap or receive fixed, pay floating interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	30,000	17
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	96,000	-
TOTAL				$24,392,632	$(408,613)

Item 4: Controls and Procedures

Disclosure Controls and Procedures
Senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance in achieving their desired objectives; however, in designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of June 30, 2013. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from the FHLBank’s quarterly report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition as of June 30, 2013 and December 31, 2012; (ii) Statements of Income for the Three- and Six-month Periods Ended June 30, 2013 and 2012; (iii) Statements of Comprehensive Income for the Three- and Six-month Periods Ended June 30, 2013 and 2012; (iv) Statements of Capital for the Six-month Periods Ended June 30, 2013 and 2012; (v) Statements of Cash Flows for the Six-month Periods Ended June 30, 2013 and 2012; and (vi) Notes to the Financial Statements (Unaudited).1

__________
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

Federal Home Loan Bank of Topeka

Date: August 9, 2013	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2013	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)